Form 10-K
period 1994-01-31
CONSOLIDATED STORES CORP /DE/
filed 1994-04-21
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 1994
                         Commission file number 1-8897

                        CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P.O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
   Title of each class                                    on which registered
   -------------------                                    -------------------
  Common Stock $.01 par value                           New York Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes [ X ]  No [   ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to
this FORM 10-K [   ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by nonaffiliates of the Registrant was $798,793,870 on March 31, 1994. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by nonaffiliates was computed as 46,306,891 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of March 31, 1994, was 46,583,193 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                      Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement are incorporated into Part III.

                                   FORM 10-K

                                 ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994

                               TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.         Business                                                     2
Item 2.         Properties                                                   4
Item 3.         Legal Proceedings                                            5
Item 4.         Submission of Matters to Vote of Security Holders            5

                                     PART II

Item 5.         Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 6
Item 6.         Selected Financial Data                                      6
Item 7.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8
Item 8.         Financial Statements and Supplementary Data                 12
Item 9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                      26

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant          26
Item 11.        Executive Compensation                                      26
Item 12.        Security Ownership of Certain Beneficial Owners and
                 Management                                                 26
Item 13.        Certain Relationships and Related Transactions              26

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               26

                                     PART I

ITEM 1 BUSINESS

GENERAL

At January 29, 1994, Consolidated Stores Corporation (Company) conducted retail operations in 22 states and is the largest close-out retail company in the world. Through its principal operating subsidiary the Company operates 432 close-out retail stores under the name "Odd Lots" and "Big Lots" in 18 midwestern, southeastern and eastern states, and 177 single price point stores under the name "All for One" (AFO) in 15 states. The Company considers the general economic conditions of all markets in which it has retail operations to be good. Consumer goods are also sold on a wholesale basis throughout the continental United States.

The Company purchases and sells large quantities of close-out merchandise. Such merchandise consists of new, primarily brand name products, generally manufacturers' excess inventories, discontinued merchandise or goods that have not been sold successfully by traditional retailers and is obtained at a fraction of initial wholesale prices.

As a result of the holiday selling season the fourth quarter generally reflects higher net income and net sales than the other quarters. The first quarter of the fiscal year is usually the least profitable representing a traditional softness in retail sales following the holiday season.

Substantially all operations are conducted through subsidiaries, and references to the "Company" in this Item 1 include the Company and its subsidiaries.

PURCHASING

Purchasing for the retail operations, Odd Lots, Big Lots and AFO, is conducted by a single group of buyers. This buying group purchases merchandise from sources throughout the world and continually seeks opportunities created by manufacturers' overproduction and close-out circumstances, the overstocked inventories of wholesalers and retailers, receiverships, bankruptcies and financially distressed businesses, as well as other supply channels. The primary sources of merchandise are manufacturers, distributors, and importers. Many manufacturers and wholesalers offer some or all of their close-out merchandise to the Company prior to attempting to dispose of it through other channels. Historically, there have been various sources of supply available for each category of merchandise sold.

In many cases, the Company has developed valuable sources from which it obtains certain lines of merchandise on a continuing basis. The Company has purchase commitments to acquire certain lines of paper products over the next five years or as later may be extended. Utilization of purchase commitments in the future will be evaluated based on the general availability of the line of merchandise offered and other economic and operational factors. Long term purchase commitments are not foreseen to be a major source of merchandise in the future.

RETAIL OPERATIONS - ODD LOTS AND BIG LOTS

Certain general categories of merchandise are offered on a continual basis, although specific lines, products and manufacturers change frequently. Inventories depend primarily on the types of merchandise available for acquisition at any given time.

Historically, Odd Lots and Big Lots stores have offered substantial savings on housewares, electronics, hardware, automotive supplies, food items, health and beauty aids, sporting goods, toys, jewelry and softgoods. The stores also carry on a regular basis consumer items such as paint, batteries, electrical wire and accessories, trash bags, pet food, hand tools, greeting cards, and seasonal goods, including Christmas items, which are purchased directly from manufacturers, suppliers and importers on a recurring basis.

The stores advertise primarily in circulars. Odd Lots and Big Lots have also engaged in a limited amount of advertising on television and radio. During the fiscal year ended January 29, 1994, advertising expenditures were approximately
3.1 percent of net sales.

All Odd Lots and Big Lots stores are located in leased facilities and range in total size from 10,080 to 81,193 square feet. The average store is approximately 27,700 square feet in size. Generally, locations of 20,000 to 40,000 square feet are solicited with emphasis on locations of 22,000 to 30,000 square feet. Approximately 71.4% of the area of each store represents selling space.

Primary in selecting suitable store locations are existing structures which can be refurbished in a manner consistent with the intended merchandising concept. All of the stores are located in strip shopping centers or are free standing.

During the fiscal year ended January 29, 1994, 71 Odd Lots and Big Lots stores were opened, 20 closed, and it is estimated that by the end of the current fiscal year approximately 70 (55-60 net of store closings) new stores will be opened. Generally, a new store is profitable in its first full year of operation. Stores considered for closing are selectively evaluated by a Real Estate Committee, comprised of management, to established profitability standards. The cost of opening a new store in a leased facility is approximately $550,000 to $650,000, including inventory.

AFO

During fiscal 1993, 21 AFO stores were opened and 4 were closed. The AFO stores combine the value of quality merchandise, in a lively exciting environment, at a single price point of one dollar. The stores are located in fully enclosed malls or high traffic strip centers with major anchor stores. The AFO concept draws on pedestrian traffic in these locations to attract the value shopper who buys on impulse.

Each store carries a varied line of value-oriented general consumer merchandise, similar to the categories available in Odd Lots and Big Lots stores, which can be offered at the one dollar price point. During 1994, a limited amount of floor space in selected AFO stores will be dedicated to offering merchandise at a price point above one dollar. The area dedicated to over one dollar merchandise in any particular store will be dependent on available space, lease restrictions, if any, and the demographics of a particular location.

In general the AFO operations do not independently advertise merchandise available for sale. Advertising by participation in mall or strip center sponsored programs are the only regularly scheduled advertising promotions.

All AFO stores are located in leased facilities and range in total size from 1,833 to 7,667 square feet and average approximately 3,652 square feet in size. Approximately 74.5% of the area of each store represents selling space. Generally, locations of 3,000 to 5,000 square feet are considered desirable for lease.

The cost of opening a store in a leased facility averages approximately $150,000 to $200,000, including inventory.

DISTRIBUTION

All merchandise distribution activities are conducted from central distribution facilities located in Columbus, Ohio. A majority of the merchandise purchased for the stores is shipped by common carrier directly to the distribution facilities and from there is shipped by truck to the various stores utilizing an outside transportation company.

OTHER OPERATIONS

The Company also sells goods wholesale from its corporate office in Columbus, Ohio. The inventory consists almost entirely of merchandise obtained through the same or shared opportunistic purchases of the retail operation.

Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors, and wholesalers.

ASSOCIATES

At January 29, 1994, the Company had 16,399 active associates. At any time throughout fiscal 1993, approximately two-thirds of the associates were employed on a part-time basis. Temporary associates hired during the Christmas selling season increased the number of associates to a peak of 19,487 in fiscal 1993. The relationship with associates is considered to be good and the Company is not a party to any labor agreements.

COMPETITIVE CONDITIONS

The retail operations compete with discount department stores, deep discount drugstore chains, and other value oriented specialty retailers. The Company also competes with numerous distributors, jobbers, exporters, dealers, and others which sell many of the items sold wholesale by the registrant. Competition is often intense; however, by reason of the ability to make purchase of close-out, bulk, and surplus items, the Company believes its prices compare favorably with those of its competitors.

There is increasing competition for the purchase of such merchandise. The Company believes that it has, and will continue to have, sufficient sources to enable it to continue purchasing such merchandise in the future. Furthermore, the wholesale capabilities and, as the number and sales volume of its stores grow, the ability to take advantage of opportunistic purchases of large quantities of merchandise at favorable prices will increase accordingly.


ITEM 2 PROPERTIES

CORPORATE, WAREHOUSE AND DISTRIBUTION

The Company owns a 2,500,000-square-foot office, warehouse and distribution facility. Approximately 150,000 square feet of this facility represent office space utilized for corporate offices. The balance represents warehouse and distribution space. Warehousing and distribution is also conducted from a leased 390,000-square-foot facility. Both facilities are located in Columbus, Ohio.

The owned warehouse and distribution facility is fully mechanized for the warehousing and distribution of retail merchandise. Approximately 1,850,000 square feet is utilized for retail operations and 500,000 square feet for wholesale inventories. The leased facility is dedicated for AFO merchandise distribution. All stores are serviced from these warehouse and distribution facilities.

Early in 1994, completion of a 387,000-square-foot expansion of the owned warehouse and distribution facility is planned. The additional space will be utilized for the distribution and warehouse requirements of the retail operations.

STORES

All stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical store lease is for an initial term of three to five years with a five-year renewal option. The following tables set forth store lease expiration information for existing and committed leases and a state location summary at January 29, 1994.



                                                                                         Number of Store Leases Expiring
                                                Number of Store Leases Expiring              Without Renewal Options
                                          -------------------------------------------    ------------------------------------
                                                  Odd Lots                                Odd Lots
                                                    and                                      and
                         Fiscal Year              Big Lots               AFO              Big Lots               AFO
                    ------------------------    --------------    -----------------    ---------------    -------------------
                             1994                      54                 3                  16                     1
                             1995                     113                16                  21                     2
                             1996                      88                21                  20                     9
                             1997                      88                67                  25                     7
                             1998                      23                12                   7                     -
                     1999 and thereafter               69                58                  19                     2
                                                --------------    -----------------    ---------------    -------------------
                            Total                     435               177                 108                    21

Of the 177 AFO leases 109 are in enclosed malls and 68 are in strip centers.

                                                                            Number of Stores Open
                                                                    -----------------------------------
                                                                        Odd Lots
                                                                           and
                                                                        Big Lots               AFO
                                                                    -----------------    --------------
                                         Alabama                          13                   -
                                         Colorado                          -                   7
                                         Florida                          31                  13
                                         Georgia                          27                   -
                                         Iowa                              -                   7
                                         Illinois                         17                  22
                                         Indiana                          36                  12
                                         Kentucky                         28                   8
                                         Maryland                          3                   2
                                         Michigan                         30                  23
                                         Minnesota                         -                   6
                                         Missouri                          9                   -
                                         North Carolina                   18                   -
                                         Nebraska                          -                   2
                                         New York                          4                   -
                                         Ohio                            106                  56
                                         Pennsylvania                     17                   9
                                         South Carolina                   13                   -
                                         Tennessee                        27                   1
                                         Virginia                         22                   3
                                         Wisconsin                         9                   -
                                         West Virginia                    22                   6
                                                                    -----------------    --------------

                                                                         432                 177
                                         Number of states                 18                  15


ITEM 3    LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising from its ordinary course of operations and believes that the outcome of these proceedings, individually and in aggregate, will be immaterial.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

 (Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.)

                                                                                                                Officer
              Name                    Age                               Offices Held                             Since
     ---------------------      ----------------    -----------------------------------------------------   ------------------
     William G. Kelley                 48           Chairman of the Board and Chief Executive Officer            1990
     Brady J. Churches                 35           President                                                    1981
     William B. Snow                   62           Executive Vice President and Chief Financial                 1985
                                                      Officer
     Jerry D. Sommers                  43           Executive Vice President, Merchandising                      1987
     Albert J. Bell                    34           Sr. Vice President, Legal, Real Estate, Secretary            1988
                                                      and General Counsel
     M. Steven Bromet                  52           Sr. Vice President, Information Services and Human           1988
                                                      Resources
     Donald A. Mierzwa                 44           Sr. Vice President, Store Operations                         1991
     James A. McGrady                  43           Vice President and Treasurer                                 1991
     Michael J. Potter                 32           Vice President and Controller                                1991
     James E. Eggenschwiler            35           Director - Legal, Assistant General Counsel and              1992
                                                      Assistant Secretary

Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "CNS." The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal periods indicated.


                                                           1993                                 1992

                                                  High               Low               High               Low
                                               -------------    -------------       -------------      ------------
                    First Quarter                20 1/8            14 1/8              16 5/8             12 3/8
                    Second Quarter               19 1/2            14 3/4              15 3/4             10 3/4
                    Third Quarter                22 1/8            16 1/2              17                 10
                    Fourth Quarter               22 1/4            17 1/4              18 3/4             15 3/4


The Company has followed a policy of reinvesting earnings in the business and consequently has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in consideration of business conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, and other factors.


ITEM 6    SELECTED FINANCIAL DATA

The statement of earnings data and the balance sheet data has been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                 Five Year                                         Fiscal Year Ended
                                 Compound    ---------------------------------------------------------------------------------------
                                  Annual       JANUARY 29,    January 30,    February 1,   February 2,   February 3,     January 28,
                                 Growth Rate      1994           1993           1992           1991          1990*         1989
====================================================================================================================================
                                                               ($ In thousands, except per share and sales per sq. ft. amounts)
STATEMENT OF OPERATIONS DATA:
  Net sales:
    Odd Lots and Big Lots            9.4   %   $  941,471      $837,805      $744,896      $662,050      $593,519      $601,008
    All for One                     **             92,283        72,986         7,685             -             -             -
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Retail                  11.5        1,033,754       910,791       752,581       662,050       593,519       601,008
    Other                           (3.4)          21,537        18,489        18,916        17,253        15,162        25,549
- ------------------------------------------------------------------------------------------------------------------------------------
                                    11.0        1,055,291       929,280       771,497       679,303       608,681       626,557
- ------------------------------------------------------------------------------------------------------------------------------------
  Cost of sales:
    Odd Lots and Big Lots            8.4          531,605       479,536       441,351       405,919       352,783       355,190
    All for One                     **             45,275        36,973         4,084             -             -             -
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Retail                  10.2          576,880       516,509       445,435       405,919       352,783       355,190
    Other                           (2.3)          16,358        13,895        14,047        14,267        10,999        18,362
- ------------------------------------------------------------------------------------------------------------------------------------
                                     9.7          593,238       530,404       459,482       420,186       363,782       373,552
- ------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                    12.8          462,053       398,876       312,015       259,117       244,899       253,005
Selling and administrative          12.8          386,116       334,494       273,704       243,878       233,442       211,407
expenses
Unusual items                       **                  -             -             -             -        16,692             -
- ------------------------------------------------------------------------------------------------------------------------------------
     Operating profit (loss)        12.8           75,937        64,382        38,311        15,239        (5,235)       41,598
  Other expense                     (1.4)          (4,221)       (4,116)       (5,896)       (8,608)       (9,280)       (4,536)
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes   14.1           71,716        60,266        32,415         6,631       (14,515)       37,062
Income taxes (credit)               14.7           28,689        23,156        12,317         2,086        (7,561)       14,434
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   13.7%      $   43,027      $ 37,110      $ 20,098       $ 4,545     $  (6,954)     $ 22,628
====================================================================================================================================
Earnings (loss) per common and
  common equivalent share of stock  12.5%      $     0.90      $   0.78      $   .44      $    0.10     $   (0.15)     $   0.50
====================================================================================================================================
Weighted average common and
  common equivalent shares
  outstanding (In thousands)         1.2%          47,976        47,676        45,797        45,615        45,456        45,238
====================================================================================================================================
BALANCE SHEET DATA:
  Working capital                              $  174,529      $142,305      $120,275      $100,033      $126,542      $108,757
  Current ratio                                       2.3           2.2           2.2           2.3           3.0           2.4
  Total assets                                 $  468,220      $390,942      $329,321      $288,119      $308,231      $286,156
  Long-term obligations                        $   50,000      $ 50,000      $ 50,000      $ 50,125      $ 91,087      $ 53,292
  Stockholders' equity                         $  258,535      $209,459      $170,520      $149,940      $144,776      $150,998

STORE OPERATING DATA:
Average sales per square foot***               $   119.86      $ 115.64      $ 108.57      $ 100.68      $  93.26      $ 103.14

  New stores opened
    Odd Lots and Big Lots                              71            47            37            24            46            28
    All for One                                        21           120            41             -             -             -
- ------------------------------------------------------------------------------------------------------------------------------------
                                                       92           167            78            24            46            28
- ------------------------------------------------------------------------------------------------------------------------------------
  Stores closed
    Odd Lots and Big Lots                              20            24            16            23            18            15
    All for One                                         4             -             1             -             -             -
- ------------------------------------------------------------------------------------------------------------------------------------
                                                       24            24            17            23            18            15
- ------------------------------------------------------------------------------------------------------------------------------------
  Stores open at end of year
    Odd Lots and Big Lots                             432           381           358           337           336           308
    All for One                                       177           160            40             -             -             -
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      609           541           398           337           336           308
- ------------------------------------------------------------------------------------------------------------------------------------

   *     Consists of 53 weeks.
  **     Not applicable.
 ***     Based on stores open the full period.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND TRENDS

The Company's business operations are comprised of one primary segment - the retail sales of "close-out" merchandise. At January 29, 1994, retail sales were conducted through 432 Odd Lots and Big Lots specialty retail stores offering merchandise at substantial discounts and 177 All for One single price point retail stores. Operations of Odd Lots and Big Lots have annually comprised in excess of 88% of the total sales and gross profit in each of the past three fiscal years. The number of stores in operation has significantly expanded over the past three years increasing from 337 at the start of fiscal 1991 to 609 in fiscal 1993. Funding for this store expansion, in addition to other capital requirements, have been provided by internally generated funds from operations supplemented on an interim basis by utilization of available credit facilities.

The retail operation is somewhat seasonal due to the fourth quarter holiday selling season. As such the fourth quarter generally reflects higher net sales and income. In contrast the first quarter of the fiscal year is generally the least profitable displaying the customary softness in retail sales following the holiday season. Quarterly fluctuations of inventory balances reflect the opportunistic purchases available at any given time and the increase in the number of stores. On a per store basis, inventories have traditionally been lower at the end of the fiscal year and build throughout the next three quarters to a peak level in anticipation of the holiday season.

RESULTS OF OPERATIONS

A $1 billion sales volume milestone was reached in fiscal 1993 as record sales of $1.055 billion, a 13.6% increase, were achieved. Resulting net income of $43.0 million, a 15.9% increase, was also a record.

The following table compares components of the statements of earnings as a percent to net sales and presents the percentage change to the prior year.



                                                                   Percent of Net Sales                         Percent Change
                                                          ------------------------------------------     -------------------------
                                                              1993         1992          1991               1993-92      1992-91
                   =================================================================================     =========================
                                                                                                            Increase(decrease)
                    Net sales                              100.0%        100.0%       100.0%                   13.6%     20.5%
                   ---------------------------------------------------------------------------------     -------------------------

                    Costs and expenses:
                      Cost of sales                         56.2         57.1          59.6                    11.8      15.4
                      Selling and administrative            36.6         36.0          35.5                    15.4      22.2
                      expenses
                      Interest expense                       0.6          0.6           0.7                     2.0      (9.1)
                      Other income -- net                   (0.2)        (0.2)          -                       0.6     328.5
                   --------------------------------------------------------------------------------      -------------------------
                                                            93.2         93.5          95.8                    13.2      17.6
                   --------------------------------------------------------------------------------      -------------------------

                    Income before income taxes               6.8          6.5           4.2                    19.0      85.9
                    Provision for income taxes               2.7          2.5           1.6                    23.9      88.0

                   --------------------------------------------------------------------------------      -------------------------
                    Net income                               4.1%         4.0%          2.6%                   15.9%     84.6%
                   ===============================================================================================================


NET SALES

Significant increases in net sales have been realized over the past three fiscal years. These increases have resulted primarily from the expanded number of retail stores in operation and increases in comparable store sales (stores open more than two years at the beginning of the year).

Net sales increased 13.6% to a record $1.055 billion in 1993 compared to $929.3 million in 1992, which increased 20.5% above 1991. The sales from 92 new store openings contributed $106.7 million, 84.6%, of the 1993 increase. The $114.8 million in sales from 167 new stores opened in 1992 accounted for 72.8% of that year's sales gain. Comparable store sales increases of 1.8%, $11.2 million, in 1993 and 4.3%, $24.9 million, in 1992 contributed approximately 8.9% and 15.8% of those respective years' overall sales increases. Sales in the first quarter and fourth quarter of fiscal 1993 were negatively impacted by the unusual winter weather patterns that occurred in many of the markets stores operated.

Components of net sales are presented below:

                                                                          Fiscal Year
                                  ---------------------------------------------------------------------------------------
                                                 1993                         1992                        1991
                                  --------------------------------   -------------------------   ------------------------
                                                  Pct. to  No. of             Pct. to No. of             Pct. to  No. of
 ($ in thousands)                       Sales      Total   Stores    Sales     Total  Stores     Sales    Total   Stores*
 =================================================================   =========================   ========================
 Stores open two or more years at
   the beginning of the fiscal year   $  635,423   60.2%      277   $604,681  65.1%       273   $535,018  69.3%       252
 Stores open less than two years at
   the beginning of the fiscal year      270,624   25.7       240    163,767  17.6        101    140,179  18.2         69
 Stores opened in the fiscal period      106,661   10.1        92    114,825  12.3        167     61,682   8.0         77
 ----------------------------------------------------------------    ------------------------    ------------------------
 Total retail sales for stores open at
   end of fiscal year                  1,012,708   96.0       609    883,273  95.0        541    736,879  95.5        398
 Stores closed in the fiscal period       21,046    2.0        24     27,518   3.0         24     15,702   2.0         17
 ----------------------------------------------------------------    ------------------------    ------------------------
 Total retail sales                    1,033,754   98.0       633    910,791  98.0        565    752,581  97.5        415
                                                           ======                      ======                      ======
 Other                                    21,537    2.0               18,489   2.0                18,916   2.5
 -------------------------------------------------------            ---------------             ---------------
 Total sales                          $1,055,291  100.0%            $929,280 100.0%             $771,497 100.0%
 ================================================================   ===============             ===============

 * Stores opened and closed in the same period are reflected as closed stores.

 Comparable store sales
   percent increase                        1.8%                       4.3%                        5.6%

Net sales of ODD LOTS and BIG LOTS increased 12.4%, $103.7 million, compared to a 12.5%, $92.9 million, increase in 1992. AFO sales increased 26.4%, $19.3 million, in 1993. The increase in 1992 AFO sales of $65.3 million is principally the result of the 120 new store openings and the full year sales effect of stores opened in 1991.

GROSS PROFIT

Gross profit for 1993 was $462.1 million, 43.8% of sales, compared to $398.9 million, or 42.9% of sales 1992. The gross profit as a percent of sales has increased over the past three years primarily from planned improvements in initial markups and an improved merchandise mix placing an emphasis to eliminate or demphasize low margin or high markdown items. Improved inventory shrink results have also enhanced gross margins over the past three years. Inventory valuation allowances, primarily for inventory aging and similar items, are adjusted throughout the year. Increases and decreases in these valuations are subject to evaluation of supporting data and other factors management believes to be relevant in the circumstances.

An analysis by division of the contribution to total gross profit follows:
                                                                                      Fiscal Year
                                                   --------------------------------------------------------------------------------
                                                           1993                          1992                          1991
                                                   ----------------------       -----------------------       ---------------------
                                                      Gross    Pct. to              Gross    Pct. to               Gross   Pct. to
                   ($ in thousands)                   Profit    Total               Profit    Total                Profit   Total
                   ======================================================       =======================       =====================
                   ODD LOTS and BIG LOTS             $409,866    88.7%             $358,269    89.8%              $303,545    97.3%
                   AFO                                 47,008    10.2                36,013     9.0                  3,601     1.1
                   ------------------------------------------------------       -----------------------       ---------------------
                     Total retail                     456,874    98.9               394,282    98.8                307,146    98.4
                   Other                                5,179     1.1                 4,594     1.2                  4,869     1.6
                   ------------------------------------------------------       -----------------------       ---------------------
                     Total gross profit              $462,053   100.0%             $398,876   100.0%              $312,015   100.0%
                   ======================================================       =======================       =====================




Gross profit as a percent of each division's sales are summarized below:
                                                          Pct. by                       Pct. by                       Pct. by
                                                         Division                      Division                      Division
                    ===================================================           =======================      ===================
                    ODD LOTS and BIG LOTS                43.5%                          42.8%                          40.7%
                    AFO                                  50.9                           49.3                           46.9
                    ---------------------------------------------------           -----------------------      -------------------
                      Total retail                       44.2                           43.3                           40.8
                    Other                                24.0                           24.8                           25.7
                    ---------------------------------------------------           -----------------------      -------------------
                      Total gross profit                 43.8%                          42.9%                          40.4%
                    ===================================================           =======================      ===================


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses as a percent to sales increased .6% to 36.6% in 1993 compared with 36.0% in 1992. The volume increase of 15.4% between 1993 and 1992 is slightly higher than the 14.4% comparative increase in net sales reflecting the effect of fixed store operating expenses on a lower than planned sales base as a result of the winter storms discussed above. The 1992 increase of .5% to 36.0% from the 1991 level of 35.5% is associated with expenses incurred to implement the systems and procedures, and hire personnel to accommodate the planned growth in AFO.

INTEREST EXPENSE

Interest expense as a percent to net sales was .6% for 1993 and 1992, and .7% in 1991. The volume of interest expense increased 2.0% in 1993 compared to 1992 and declined 9.1% in the 1992-1991 period comparison. For 1993 the volume increase is associated with greater weighted average seasonal borrowings throughout the year. This increase primarily reflects the full year impact of the inventory levels associated with the 1992 AFO expansion and other capital expenditures. In 1992 the weighted average borrowing related to credit agreements was reduced compared to 1991 levels. Both 1993 and 1992 realized benefits from lower effective interest rates on short-term borrowings.

INCOME TAXES

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," was adopted at the beginning of fiscal 1993. Adoption of the accounting standard was not material to the financial position or results of operations.

The effective tax rate increased to 40.0% in fiscal 1993 compared to 38.4% and 38.0% in the prior two fiscal periods. In 1993 the Omnibus Budget Reconciliation Act of 1993 (Act) was signed into law. Major provisions of the Act affecting the Company increased the Federal income tax rate from 34.0% to 35.0% and provided for the retroactive extension of the Targeted Jobs Tax Credit (TJTC). Benefits recognized from TJTC as a reduction of the effective tax rate in the prior three fiscal years have been .7%, 1.0%, and 2.9%, respectively. Realization of any future TJTC benefits may be subject to Federal legislation. Also, certain states in which operations are conducted have passed legislation enacting future increased tax rates.

CAPITAL RESOURCES AND LIQUIDITY

Sources of liquidity over the past three years have been derived from two primary sources: operations and borrowings from available credit facilities. Net cash provided from operating activities over the last three fiscal years, as detailed in the consolidated statements of cash flows, have been $29.4 million, $34.9 million, and $53.8 million, respectively. As necessary the Company utilized its available credit facilities to supplement cash provided from operations, principally for store expansion, seasonal inventory purchases, and capital expenditure programs. In 1993 long-term purchase commitments provided a source of capital not previously utilized. Future use of such long-term commitments are not anticipated to provide any significant capital resources. The cash provided from operations over the past three fiscal years has been sufficient whereby the Company has fully liquidated the balance of its outstanding credit agreements prior to the fiscal year end. Total debt as a percent of total capitalization, i.e., total debt and stockholders' equity, was 16.2% at January 29, 1994, compared with 19.3% and 22.7% at each of the respective prior fiscal year ends. Working capital for each of the past three fiscal years has increased to $174.5 million in 1993 from $142.3 million and $120.3 million in 1992 and 1991, respectively. This data reflects the strength of the Company's balance sheet and the capacity to absorb debt financing if required.

Capital expenditures for 1993 were $46.0 million compared with $40.4 million and $18.1 million in the previous two years. The capital expenditure program in fiscal 1994 is anticipated to be approximately $50.0 million. Approximately $8.5 million will be for completion of a 387,000-square-foot expansion of the central distribution facility in the first quarter of 1994. New store expansion of net 90-100 locations will utilize most of the balance of the 1994 capital program.

At January 29, 1994, available credit facilities were $104.8 million under a committed credit facility of $130.0 million plus an additional $45.0 million under uncommitted facilities. The Company believes that capital resources from currently available cash, cash generated from future operations, and the availability of existing credit facilities will be sufficient to meet its foreseeable capital and seasonal operating requirements.

NEW ACCOUNTING STANDARDS

In fiscal 1993 the Company adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112 "Employer's Accounting for Postemployment Benefits." SFAS No. 106 prescribes the accounting for certain nonpension benefits provided to retired employees and requires accrual of such benefits over the working life of the employee rather than on a cash payment basis. SFAS No. 112 addresses the accounting for the estimated cost of benefits provided to former or inactive employees prior to retirement. Under the Company's present benefit structure, the effect of these pronouncements was not material.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS'  REPORT


     To the Board of Directors of Consolidated Stores Corporation:

     We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of January 29, 1994, and January 30, 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries as of January 29, 1994, and January 30, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     Deloitte & Touche


     Dayton, Ohio
     February 19, 1994

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

                                                                                                 Fiscal Year
                                                                                 1993                1992             1991
                      ===========================================================================================================
                      Net sales                                           $1,055,291          $929,280          $771,497
                      -----------------------------------------------------------------------------------------------------------

                      Costs and expenses:

                        Cost of sales                                        593,238           530,404           459,482

                        Selling and administrative expenses                  386,116           334,494           273,704

                        Interest expense                                       5,812             5,697             6,265

                        Other income - net                                    (1,591)           (1,581)             (369)

                      -----------------------------------------------------------------------------------------------------------
                                                                             983,575           869,014           739,082
                      -----------------------------------------------------------------------------------------------------------


                      Income before income taxes                              71,716            60,266            32,415

                      Provision for income taxes                              28,689            23,156            12,317

                      -----------------------------------------------------------------------------------------------------------
                        Net income                                        $   43,027          $  7,110          $ 20,098
                      ===========================================================================================================

                      Earnings per common and common
                          equivalent share of stock                       $     0.90          $   0.78          $   0.44
                      ===========================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                              JANUARY 29,         January 30,
                                                                                                 1994                1993
                      =============================================================================================================
                      ASSETS
                      Current Assets:
                        Cash and cash equivalents                                                  $ 24,873             $ 35,254
                        Accounts receivable                                                           4,865                1,614
                        Inventories                                                                 252,880              202,843
                        Prepaid expenses                                                             11,670                9,892
                        Deferred income taxes                                                        16,541               12,017

                      -------------------------------------------------------------------------------------------------------------
                           Total current assets                                                     310,829              261,620
                      -------------------------------------------------------------------------------------------------------------

                      Property and equipment - net                                                  147,848              126,831
                      Other assets                                                                    9,543                2,491

                      -------------------------------------------------------------------------------------------------------------
                                                                                                   $468,220             $390,942
                      =============================================================================================================


                      LIABILITIES' AND STOCKHOLDERS' EQUITY
                      Current Liabilities:
                        Accounts payable                                                           $ 81,545             $ 77,644
                        Accrued liabilities                                                          31,632               29,708
                        Income taxes                                                                 23,123               11,963

                      -------------------------------------------------------------------------------------------------------------
                           Total current liabilities                                                136,300              119,315
                      -------------------------------------------------------------------------------------------------------------

                      Long-term obligations                                                          50,000               50,000
                      Deferred income taxes                                                          16,305               12,168
                      Other noncurrent liabilities                                                    7,080                    -
                      Commitments and contingencies                                                       -                    -

                      Stockholders' equity:
                        Preferred stock - authorized 2,000,000 shares,
                          $.01 par value; none issued                                                     -                    -
                        Common stock - authorized 90,000,000 shares, $.01 par
                           value; issued 46,485,428 shares and 46,164,546 shares,
                           respectively                                                                 465                  462
                        Non-voting common stock - authorized 8,000,000 shares,
                           $.01 par value; none issued                                                    -                    -
                        Additional paid-in capital                                                   89,817               86,545
                        Retained earnings                                                           165,479              122,452
                        Other adjustments                                                             2,774                    -
                      -------------------------------------------------------------------------------------------------------------
                           Total stockholders'  equity                                              258,535              209,459
                      -------------------------------------------------------------------------------------------------------------
                                                                                                   $468,220             $390,942
                      =============================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY
(In thousands)

                                                                                               Fiscal Year
                                                                              1993                 1992             1991
                      ====================================================================================================
                      Common stock
                        Balance at beginning of year                        $    462             $    459         $    436
                        Conversion of non-voting stock to voting                   -                    -               21
                        Exercise of stock options                                  3                    3                2
                      ----------------------------------------------------------------------------------------------------

                        Balance at end of year                              $    465             $    462         $    459
                      ====================================================================================================

                      Non-voting common stock
                        Balance at beginning of year                        $      -             $      -         $     21
                        Conversion of non-voting stock to voting                   -                    -              (21)
                      ----------------------------------------------------------------------------------------------------

                        Balance at end of year                              $      -             $      -         $      -
                      ====================================================================================================

                      Additional paid-in capital
                        Balance at beginning of year                        $ 86,545             $ 84,719         $ 84,239
                        Exercise of stock options                              2,608                1,468              518
                        Cancellation of restricted stock                           -                    -              (38)
                        Contribution to savings plan                             664                  358                -
                      ----------------------------------------------------------------------------------------------------

                        Balance at end of year                              $ 89,817             $ 86,545         $ 84,719
                      ====================================================================================================

                      Retained earnings
                        Balance at beginning of year                        $122,452             $ 85,342         $ 65,244
                        Net income for the year                               43,027               37,110           20,098
                      ----------------------------------------------------------------------------------------------------

                        Balance at end of year                              $165,479             $122,452         $ 85,342
                      ====================================================================================================

                      Other adjustments
                        Balance at beginning of year                        $      -             $      -         $      -
                        Unrealized investment gain                             4,188                    -                -
                        Minimum pension liability adjustment                  (1,414)                   -                -
                      ----------------------------------------------------------------------------------------------------

                        Balance at end of year                              $  2,774             $      -         $      -
                      ====================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                           Fiscal Year
                                                                             1993             1992             1991
                      =====================================================================================================
                      Cash flows from operating activities:
                      Net income                                           $ 43,027         $ 37,110         $ 20,098
                      Adjustment for noncash items included
                        in net income:
                          Depreciation and amortization                      23,685           19,542           16,149
                          Deferred income taxes                              (2,236)            (319)          (3,494)
                          Other                                               3,031            1,868            1,645
                      Change in assets and liabilities                      (38,081)         (23,280)          19,435
                      -----------------------------------------------------------------------------------------------------
                            Net cash provided by operating activities        29,426           34,921           53,833
                      -----------------------------------------------------------------------------------------------------

                      Cash provided (used) by investment activities:
                        Capital expenditures                                (45,994)         (40,401)         (18,121)
                        Other                                                   478            1,036              241
                      -----------------------------------------------------------------------------------------------------
                          Net cash used by investment activities            (45,516)         (39,365)         (17,880)
                      -----------------------------------------------------------------------------------------------------

                      Cash provided (used) by financing activities:
                        Increase in deferred credits                          4,723                -                -
                        Principal payments of capital lease obligations           -                -           (1,276)
                        Proceeds from exercise of stock options                 986              566              520
                      -----------------------------------------------------------------------------------------------------
                        Net cash provided (used) by financing activities      5,709              566             (756)
                      -----------------------------------------------------------------------------------------------------

                        Increase (decrease) in cash and cash equivalents   $(10,381)         $(3,878)        $ 35,197
                      =====================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
The Company follows the concept of a 52/53 week fiscal year which ends on the Saturday nearest to January 31.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost which approximates market value.

INVENTORIES
Retail inventories are stated at the lower of cost or market on the retail method. Other inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization are provided on the straight line method for financial reporting purposes. Service lives are principally forty years for buildings and from four to ten years for other property and equipment.

INVESTMENTS
At January 29, 1994, the non-current investment in equity securities is classified as Other Assets in the consolidated balance sheets and is stated at fair value. Unrealized gains on equity securities classified as available-for-sale are recorded as a separate component of stockholders' equity net of applicable income taxes.

DEFERRED CREDITS
Deferred credits associated with purchase commitments are classified as other noncurrent liabilities and are recognized when earned as a reduction of the related inventory purchase cost.

PRE-OPENING COSTS
Non-capital expenditures associated with opening new stores are charged to expense over the first twelve months of store operations.

INVENTORIES

Inventories are comprised of the following:

                                                                                      January 29,          January 30,
                      (In thousands)                                                     1994                  1993
                      ===================================================================================================
                      Retail                                                           $241,125             $192,244
                      Other                                                              11,755               10,599
                      ---------------------------------------------------------------------------------------------------
                                                                                       $252,880             $202,843
                      ===================================================================================================

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES

Effective January 31, 1993, the Company adopted SFAS No. 109 "Accounting for
Income Taxes."   The statement requires the use of the asset and liability
approach for financial reporting for income taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material. The provision for income taxes is comprised of the following:

                                                                                           Fiscal Year
                      (In thousands)                                       1993               1992                 1991
                      ====================================================================================================
                                                                         LIABILITY         Deferred            Deferred
                                                                          METHOD            Method              Method
                      Federal - Currently payable                          $22,733         $18,775            $12,375
                      Deferred                                                 387            (319)            (3,494)
                      State and Local                                        5,569           4,700              3,436
                      ----------------------------------------------------------------------------------------------------
                                                                           $28,689         $23,156            $12,317
                      ====================================================================================================

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                                                          Fiscal Year
                                                                           1993              1992                  1991
                      ====================================================================================================
                                                                        LIABILITY           Deferred             Deferred
                                                                          METHOD             Method               Method

                      Statutory Federal income tax rate                     35.0%             34.0%               34.0%
                      Effect of:
                        State and local income taxes                         5.1               5.1                 7.0
                        Targeted jobs tax credit                            (0.7)             (1.0)               (2.9)
                        Other                                                0.6               0.3                (0.1)
                      ----------------------------------------------------------------------------------------------------
                      Effective tax rate                                    40.0%             38.4%               38.0%
                      ====================================================================================================

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes deferred taxes are reflected without reduction for a valuation allowance. Components of the Company's deferred tax assets and liabilities at January 29, 1994, are as follows:

                      (In thousands)
                      ===============================================================================
                      Deferred tax assets:
                        Uniform inventory capitalization                                   $ 6,877
                        Inventory valuation allowance                                        2,831
                        Deferred credits                                                     2,602
                        Other (each less than 5% of total assets)                            4,231
                      -------------------------------------------------------------------------------
                          Total deferred tax assets                                         16,541
                      -------------------------------------------------------------------------------
                      Deferred tax liabilities:
                        Depreciation                                                        13,464
                        Unrealized gain                                                      2,792
                        Other                                                                   49
                      -------------------------------------------------------------------------------
                          Total deferred tax liabilities                                    16,305
                      -------------------------------------------------------------------------------
                      Net deferred tax assets                                              $   236
                      ===============================================================================

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES - CONTINUED

The fiscal 1992 and 1991 provision for deferred income taxes is comprised of the following:

                                                                                                          Fiscal Year
                      (In thousands)                                                               1992                 1991
                      ============================================================================================================
                                                                                                 Deferred              Deferred
                                                                                                  Method                Method
                        Depreciation                                                              $(2,625)            $ (137)
                        Inventory valuation allowance                                                 (39)             2,748
                        Financial reporting expenses in excess of those allowable for tax           2,318              1,855
                        Alternative minimum tax                                                         -             (1,468)
                        Other (each less than 5% of the computed "Expected" Federal tax amount)       665                496
                      ------------------------------------------------------------------------------------------------------------
                                                                                                  $   319             $3,494
                      ============================================================================================================

Net income taxes paid were $19,288,000, $19,170,000, and $8,082,000 in 1993,
1992, and 1991, respectively.

LONG-TERM OBLIGATIONS

SENIOR NOTES
The 10.5% senior notes are due in semi-annual principal payments commencing in February 1995, until maturity in August 2002. Subject to the provisions of the Note Purchase Agreement (Agreement) the Company may prepay all or part of the outstanding principal balance subsequent to July 1993. The Agreement contains provisions specifying certain limitations on the Company's operations including the amount of future long-term obligations, investments, dividends and the maintenance of specific operating ratios. At January 29, 1994, $91,551,000 of retained earnings were available for dividends under provisions of the Agreement.

The fair value of the senior notes is estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities. The estimated fair value of the senior notes at January 29, 1994, was $57,584,000 and the related carrying amount was $50,000,000. Maturities of senior notes during the next five fiscal years are as follows:

                     (In thousands)
                     =======================================================================
                                       1994                                           $    -
                                       1995                                           15,000
                                       1996                                           10,000
                                       1997                                            5,000
                                       1998                                            5,000

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-TERM OBLIGATIONS - CONTINUED

CREDIT AGREEMENTS
The Company has a $130,000,000 unsecured revolving credit agreement through June 1, 1995, and a term loan for outstanding borrowings for one year thereafter. The funds available under this agreement may be used for working capital requirements and other general corporate purposes. The Company has the option to borrow at various interest rates and is required to pay a 1/8 of 1% commitment fee on the average daily undrawn funds. Provisions of the agreement include the maintenance of certain standard financial ratios similar to those described for senior notes. Additionally, $45,000,000 of uncommitted short-term credit facilities were available at January 29, 1994. No borrowings were outstanding under any such credit agreements.

The Company was contingently liable for outstanding letters of credit totaling $25,171,000 at January 29, 1994.

Interest paid, including capitalized interest of $486,000 in 1993, totaled $6,314,000, $5,775,000, and $6,017,000, for fiscal years 1993, 1992, and 1991, respectively.

DEFERRED CREDITS

The Company received payments during fiscal 1993 related to commitments to certain vendors for future inventory purchases. Open commitments at January 29, 1994 were approximately $103,000,000 to be purchased through fiscal 1998 or later as may be extended. There are no annual minimum purchase requirements.

EMPLOYEE BENEFIT PLANS

PENSION PLAN
The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are based on credited years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards. Contributions are intended to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. Subsequent to January 29, 1994, the Company amended its pension plan to provide benefits only to employees hired on or before March 31, 1994.

The components of net periodic pension cost are comprised of the following:

                      (In thousands)                                                      1993           1992           1991
                      =======================================================================================================
                      Service cost - benefits earned in the period                       $  944         $1,248         $1,182
                      Interest cost on projected benefit obligation                         592            492            377
                      Investment return on plan assets                                     (557)          (373)          (230)
                      Net amortization and deferral                                          96            175            206
                      -------------------------------------------------------------------------------------------------------
                      Net periodic pension cost                                          $1,075         $1,542         $1,535
                      =======================================================================================================

                      Assumptions used in each year of the actuarial computations were:
                               Discount rate                                                7.2%           8.5%           8.5%
                               Rate of increase in compensation levels                      5.0%           5.5%           5.0%
                               Expected long-term rate of return                            9.0%           9.0%           9.0%

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYEE BENEFIT PLANS - CONTINUED

PENSION PLAN - CONTINUED

The following table sets forth the funded status of the Company's defined benefit plan.


                      (In thousands)                                                              1993              1992
                      ====================================================================================================
                      Actuarial present value of:
                        Vested benefit obligation                                                $ 6,097           $ 5,338
                        Non-vested benefits                                                        1,943             1,214
                      ----------------------------------------------------------------------------------------------------
                      Accumulated benefit obligation                                             $ 8,040           $ 6,552
                      ====================================================================================================

                      Actuarial present value of projected benefit obligation                    $10,325           $ 8,206
                      Plan assets at fair value, primarily cash equivalents, U.S. Government
                         securities and obligations, and publicly traded stocks and mutual funds   6,451             5,581
                      ----------------------------------------------------------------------------------------------------
                      Projected benefit obligation in excess of plan assets                       (3,874)           (2,625)
                      Unrecognized prior service cost                                             (1,218)           (1,354)
                      Unrecognized net obligation at transition                                      265               278
                      Unrecognized net loss                                                        5,595             2,729
                      Recognition of minimum pension liability                                    (2,357)                -
                      ----------------------------------------------------------------------------------------------------
                      Accrued pension cost                                                       $(1,589)          $  (972)
                      ====================================================================================================

Provisions of SFAS No. 87, "Employers' Accounting for Pensions," require recognition of a minimum pension liability relating to certain unfunded pension obligations. Principally as a result of the decrease in discount rate and change in plan benefits in 1993, the Company recorded a minimum pension liability of $2,357,000 with a corresponding reduction of stockholders' equity, net of tax benefits.

SAVINGS PLAN
The Company has a savings plan with a 401(k) deferral feature for all eligible employees. Provisions of $1,390,000, $920,000, and $733,000 have been charged to operations in fiscal 1993, 1992, and 1991, respectively.

LEASES

Leased property consists of the Company's retail stores. Store leases generally provide for fixed monthly rental payments plus the payments, in most cases, of real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. Additionally, leases generally provide options to extend the original terms for an additional two to twenty years.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LEASES - CONTINUED

Minimum operating lease commitments as of January 29, 1994, are as follows:

                      (In thousands)
                      =============================================================================
                                  1994                                                     $ 44,299
                                  1995                                                       39,488
                                  1996                                                       30,159
                                  1997                                                       20,464
                                  1998                                                       11,949
                                  Subsequent to 1998                                         17,922
                      -----------------------------------------------------------------------------
                                  Total minimum operating lease payments                   $164,281
                      =============================================================================

Total rental expense consisted of the following:

                                                                                        Fiscal Year
                      (In thousands)                                     1993               1992               1991
                      ===============================================================================================
                      Buildings                                         $51,105            $42,339            $32,720
                      Equipment                                           2,807              2,017              1,447
                      -----------------------------------------------------------------------------------------------
                                                                        $53,912            $44,356            $34,167
                      ===============================================================================================


STOCKHOLDERS'  EQUITY

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during each period and, in 1993 and 1992, on the additional number of shares which would have been issuable upon exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. The average number of common and common equivalent shares outstanding during fiscal 1993, 1992 and 1991 were 47,976,396, 47,676,377, and 45,797,325, respectively.

STOCKHOLDER RIGHTS PLAN
Each share of the Company's common stock has one Right attached. The Rights trade with the common stock and only become exercisable, or transferable apart from the common stock, ten business days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Company's common stock. Each Right, under certain circumstances, entitles its holder to acquire one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $35, subject to adjustment. If 20% of the Company's common stock is acquired, or a tender offer to acquire 20% of the Company's common stock is made, each Right not owned by an Acquiring Person will entitle the holder to purchase Company common stock having a market value of twice the exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination at any time there is a 20% or more stockholder of the Company, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each Right. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a 20% position has been acquired. The Rights expire on April 18, 1999, and at no time have voting power.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCKHOLDERS' EQUITY - CONTINUED

PREFERRED STOCK
In conjunction with the Stockholder Rights Plan the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

STOCK PLANS

STOCK OPTION PLANS
The Company has a Stock Option Plan (Plan) which provides for the grant of options to executives for the purchase of up to 6,800,000 shares of the Company's common stock. The Plan requires that all options be granted at an exercise price at least equal to the fair market value of the common stock at the date of grant. The options generally become exercisable one year following the original date of grant in five equal annual installments. However, upon an effective change in control of the Company all options granted become exercisable.

The Company has a Director Stock Option Plan (DSOP), for non-employee directors, pursuant to which up to 200,000 shares of the Company's common stock may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors, nor the Compensation Committee, exercise any discretion in administration of the DSOP. Grants are made annually, 90 days following the annual meeting of stockholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each non-employee director which becomes fully exercisable over a three year period, beginning one year subsequent to grant.

The following table reflects transactions for all plans:
                                                                              Shares                   Price Range
                      =============================================================================================
                      Outstanding February 2, 1991                             3,000,550            $  2.12 -  4.88
                        Granted                                                1,151,452            $  3.50 - 13.13
                        Canceled                                                 158,780            $  2.12 - 11.25
                        Exercised                                                234,060            $  2.12 -  4.88
                      ---------------------------------------------------------------------------------------------
                      Outstanding February 1, 1992                             3,759,162            $  2.12 - 13.13
                        Granted                                                  653,180            $ 10.13 - 15.38
                        Canceled                                                 176,840            $  2.12 - 13.38
                        Exercised                                                207,790            $  2.12 -  9.38
                      ---------------------------------------------------------------------------------------------
                      Outstanding January 30, 1993                             4,027,712            $  2.12 - 15.38
                        Granted                                                  708,600            $ 15.00 - 20.00
                        Canceled                                                 107,160            $  2.12 - 16.13
                        Exercised                                                283,945            $  2.12 - 13.38
                      =============================================================================================
                      Outstanding January 29, 1994                             4,345,207            $  2.12 - 20.00
                      =============================================================================================
                      Exercisable January 29, 1994                             2,008,176            $  2.12 - 15.38
                      =============================================================================================

                      Available For Grant At January 29, 1994                  1,522,738
                      ==================================================================

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK PLANS - CONTINUED

RESTRICTED STOCK
The Company's Restricted Stock Plan (Plan) permits the granting of 500,000 shares of restricted stock awards to key employees, officers and directors. The shares are restricted as to the right of sale and other disposition until vested as determined by the Board of Directors. The Plan provides that on any event that results in a change in effective control of the Company, all awards of restricted stock would become vested as of the date of such change in effective control. The Plan terminates in 1997 or when sooner terminated by the Company's Board of Directors.

The cost of the awards, determined at the date of grant, is charged to income over the period the restriction lapses. As of January 29, 1994, no restricted shares were outstanding with respect to which restrictions had not lapsed and shares available for grant totaled 391,822.

ADDITIONAL DATA

The following is a summary of certain additional financial data:

                                                                                             JANUARY 29,           January 30,
                     (In thousands)                                                              1994                 1993
                     =========================================================================================================
                     Other assets:
                       Investment in equity securities*                                        $  7,428             $    318
                       Net cash surrender value of life insurance policies                        1,392                1,423
                       Other                                                                        723                  750
                     ---------------------------------------------------------------------------------------------------------
                                                                                               $  9,543             $  2,491
                     =========================================================================================================
                       * Stated at fair value in 1994 and at cost in 1993.

                     Property and equipment - at cost:
                       Land                                                                    $  5,260             $  5,249
                       Buildings                                                                 52,062               50,400
                       Fixtures and equipment                                                   165,764              144,839
                       Transportation equipment                                                   7,203                3,391
                     ---------------------------------------------------------------------------------------------------------
                                                                                                230,289              203,879
                     Construction--in-progress                                                   14,393                    _
                     ---------------------------------------------------------------------------------------------------------
                                                                                                244,682              203,879
                       Less accumulated depreciation                                             96,834               77,048
                     ---------------------------------------------------------------------------------------------------------
                                                                                               $147,848             $126,831
                     =========================================================================================================


                     Accrued liabilities:
                       Salaries and wages                                                      $  8,771             $  7,448
                       Property, payroll and other taxes                                         20,014               19,397
                       Other                                                                      2,847                2,863
                     ---------------------------------------------------------------------------------------------------------
                                                                                               $ 31,632             $ 29,708
                     =========================================================================================================

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ADDITIONAL DATA - CONTINUED

The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.

                                                                                  Fiscal Year
                      (In thousands)                               1993              1992                1991
                      =========================================================================================
                      Accounts receivable                         $ (3,251)         $    151            $   526
                      Inventories                                  (50,037)          (40,899)            (1,389)
                      Prepaid expenses                              (1,778)           (2,905)            (1,765)
                      Accounts payable                               3,901            14,414              6,782
                      Accrued liabilities                            1,924             2,390              8,228
                      Income taxes                                  11,160             3,569              7,053
                      -----------------------------------------------------------------------------------------
                                                                  $(38,081)         $(23,280)           $19,435
                      =========================================================================================




SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1993 and 1992 is presented below:

                                                                    Quarter
                                         ------------------------------------------------------------
                                          First           Second            Third           Fourth            Year
              ========================================================================================================
                                                            (In thousands except per share data)
              Net sales
                        1993             $210,190         $234,430         $261,058          $349,613       $1,055,291
                        1992              192,032          203,169          228,677           305,402          929,280

              Gross profit
                        1993               89,353          103,259          115,059           154,382          462,053
                        1992               80,870           86,561           99,736           131,709          398,876

              Net income
                        1993                1,326            6,595            6,802            28,304           43,027
                        1992                3,368            5,135            5,156            23,451           37,110

              Earnings per common
                and common equivalent share
                        1993                 0.03             0.14             0.14              0.59             0.90
                        1992                 0.07             0.11             0.11              0.49             0.78

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEMS 10 - 13

Pursuant to Instruction G(3) to Form 10-K, the information required in Items
10 - 13 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about May 8, 1994.


                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES
     -------------------------------------------------------------------------
     AND EXHIBITS
     ------------
     1. Financial Statements
        --------------------                                            Page

        Independent Auditors' Report                                     12
        Consolidated Statements of Earnings                              13
        Consolidated Balance Sheets                                      14
        Consolidated Statements of Stockholders'  Equity                 15
        Consolidated Statements of Cash Flows                            16
        Notes to Consolidated Financial Statements                       17


     2. Financial Statement Schedules
        -----------------------------

        Schedule                   Description
        --------                   -----------

           II        Amounts Receivable from Employees                   30

           V         Property, Plant and Equipment                       31

           VI        Accumulated Depreciation, Depletion, and
                     Amortization of Property, Plant and Equipment       32

          VIII       Valuation and Qualifying Accounts                   33

           X         Supplementary Operations Statement Information      34


All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.


(b)   REPORTS ON FORM 8-K
      -------------------
There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 29, 1994.

(c)   EXHIBITS

Exhibits marked with an asterisk (*) are filed herewith.

                        EXHIBIT NO.                         DOCUMENT
                        -----------           ---------------------------------

                            3(a) Form of Restated Certificate of Incorporation of the Company
                                              (Exhibit 4(a) to the Company's
                                              Registration Statement (No.
                                              33-6086) on Form S-8 and
                                              incorporated herein by reference)

                            3(b) Amended and Restated By-laws of the Company (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

                            3(c) Amendment to By-laws dated April 14, 1992 (Exhibit 3(c) to the
                                              Company's Annual Report on Form
                                              10-K for the year ended February
                                              1, 1992 and incorporated herein
                                              by reference)

                            4(a)              Specimen Stock Certificate
                                              (Exhibit 4(a) to the Company's
                                              Annual Report on Form 10-K for
                                              the year ended February 1, 1992
                                              and incorporated herein by
                                              reference)

                            4(b) Summary of Rights to Purchase Preferred Stock (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended
                                              February 3, 1990 and incorporated
                                              herein by reference)

                            4(c) Rights Agreement between the Company and National City Bank (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

                            4(d)              Form of Certificate of
                                              Designation, Preferences and
                                              Rights of Series A Junior
                                              Participating Preferred Stock of
                                              the Company (Exhibit 4(d) to the
                                              Company's Annual Report on Form
                                              10-K for the year ended February
                                              3, 1990 and incorporated herein
                                              by reference)

                            10(a) Executive Stock Option and Stock Appreciation Rights Plan as amended and restated October 9, 1990 (Exhibit 10(c) to the
                                              Company's Annual Report on Form
                                              10-K for the year ended February
                                              1, 1992 and incorporated herein
                                              by reference)

                          10(a)(i) Consolidated Stores Corporation Directors Stock Option Plan
                                              (Exhibit 10(q) to the Company's
                                              Registration Statement (No.
                                              33-42502) on Form S-8 and
                                              incorporated herein by reference)

                          10(a)(ii)           Consolidated Stores Corporation
                                              Amended and Restated Directors
                                              Stock Option Plan (Exhibit
                                              10(c)(ii) to the Company's Annual
                                              Report on Form 10-K for the year
                                              ended February 1, 1992 and
                                              incorporated herein by reference)

                            10(b) Consolidated Stores Corporation Supplemental Savings Plan
                                              (Exhibit 10(r) to the Company's
                                              Registration Statement (No.
                                              33-42692) on Form S-8 and
                                              incorporated herein by reference)

                            10(c) CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(i) to the Company's Registration
                                              Statement (No. 2-97642) on Form
                                              S-1 and incorporated herein by
                                              reference)

                          10(c)(i) Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company's Registration
                                              Statement (No. 2-97642) on Form
                                              S-1 and incorporated herein by
                                              reference)

                          10(c)(ii)           Amendment No. 2 to CSIC Pension
                                              Plan and Trust (Filed as an
                                              Exhibit to the Company's
                                              Registration Statement (No.
                                              33-6086) on Form S-8 and
                                              incorporated herein by reference)

                        EXHIBIT NO.                     DOCUMENT
                        -----------           ---------------------------------
                         10(c)(iii)           Amendment No. 3 to CSIC Pension
                                              Plan and Trust (Exhibit 10(h)(iv)
                                              to the Company's Annual Report on
                                              Form 10-K for the year ended
                                              February 3, 1990 and incorporated
                                              herein by reference)

                            10(d) Supplemental Pension Agreement with William B. Snow (Exhibit
                                              10(e) to the Company's Annual
                                              Report on Form 10-K for the year
                                              ended February 2, 1991 and
                                              incorporated by reference)

                            10(e) Credit Agreement dated as of June 10, 1993, among Consolidated
                                              Stores Corporation and C.S. Ross
                                              Company, in favor of National
                                              City Bank, Columbus, NBD Bank,
                                              N.A., Bank One, Columbus, N.A.,
                                              and The Bank of Tokyo Trust
                                              Company (Exhibit 10 to the
                                              Company's Quarterly Report on
                                              Form 10-Q for the quarter ended
                                              May 1, 1993 and incorporated
                                              herein by reference)

                            10(f) Credit Guarantee dated as of June 10, 1993, among Consolidated
                                              Stores Corporation and TRO, Inc.
                                              in favor of National City Bank,
                                              Columbus, NBD Bank, N.A., Bank
                                              One, Columbus, N.A., and The Bank
                                              of Tokyo Trust Company (Exhibit
                                              10(a) to the Company's Quarterly
                                              Report on Form 10-Q for the
                                              quarter ended May 1, 1993 and
                                              incorporated herein by reference)

                          10(f)(i) Credit Guarantee dated as of June 10, 1993, made by subsidiaries of Consolidated Stores Corporation in favor of National City Bank, Columbus, NBD Bank, N.A., Bank One, Columbus, N.A., and The Bank of Tokyo Trust Company (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1993 and incorporated herein by reference)

                            10(g) Form of Note Purchase Agreement dated as of August 1, 1987 relating to CSIC 10.50% Senior Notes due August 1, 2002 (Exhibit 10(m) to the Company's Annual
                                              Report on Form 10-K for the year
                                              ended January 30, 1988 and
                                              incorporated herein by reference)

                            10(h)             Employment Agreement with William
                                              G. Kelley (Exhibit 10(r) to the
                                              Company's Annual Report on Form
                                              10-K for the year ended February
                                              3, 1990 and incorporated herein
                                              by reference)

                            10(i)*            Employment Agreement as of
                                              February 21, 1994, with Brady J.
                                              Churches

                            10(j)*            Employment Agreement as of
                                              February 21, 1994, with Jerry D.
                                              Sommers

                            10(k)*            Employment Agreement as of
                                              February 21, 1994, with Mark N.
                                              Hanners

                            10(l) Promissory Note dated July 12, 1991 between William G. Kelley and Lois Ellen Kelley and
                                              Consolidated Stores Corporation
                                              (Exhibit 10(k) to the Company's
                                              Annual Report on Form 10-K for
                                              the year ended February 1, 1992
                                              and incorporated herein by
                                              reference)

                            10(m) Consolidated Stores Corporation 1987 Restricted Stock Plan as amended and restated (Exhibit
                                              10(p)(i) to the Company's Annual
                                              Report on Form 10-K for the ended
                                              February 3, 1990 and incorporated
                                              by reference herein)

                            10(n) Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit
                                              10(q)(i) to the Company's Annual
                                              Report on Form 10-K for the year
                                              ended February 3, 1990 and
                                              incorporated by reference herein)

                         EXHIBIT NO.                     DOCUMENT
                         -----------          ---------------------------------

                            10(o) Form of Executive Severance Agreement of the Company (Exhibit 10(s)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

                            10(p)             Form of Senior Executive
                                              Severance Agreement of the
                                              Company (Exhibit 10(s)(i) to the
                                              Company's Annual Report on Form
                                              10-K for the year ended
                                              February 3, 1990 and
                                              incorporated herein by reference)

                            10(q) Consolidated Stores Executive Benefits Plan (Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended
                                              February 3, 1990 and incorporated
                                              herein by reference)

                             21*              List of subsidiaries of the
                                              Company

                             23*              Consent of Deloitte & Touche

                             24 Powers of Attorney (Exhibit 25 to Company's Annual Report on Form 10-K for the year ended January , 30, 1993 and incorporated herein by reference)

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                                 (In thousands)

                                                                                  Deductions                 Balance at End
                                             Balance at                     -------------------------           of Period
                                             Beginning                      Amounts        Amounts      -----------------------
                      Name of Debtor         of Period      Additions      Collected     Written Off      Current     Not Current
                 ========================   ===========    ===========    ===========    ===========    ============  ===========
                 For the fiscal year ended
                   January 29, 1994:
                 William G. Kelley (1)      $      450     $       -      $        -     $       -      $       -     $       450
                                            ==========     =========      ==========     =========      =========     ===========

                 For the fiscal year ended
                   January 30, 1993:
                 William G. Kelley (1)      $      450     $       -      $        -     $       -      $       -     $       450
                                            ==========     =========      ==========     =========      =========     ===========
                 For the fiscal year ended
                   February 1, 1992:
                 William G. Kelley (1)      $        -     $     450      $        -     $       -      $       -     $       450
                                            ==========     =========      ==========     =========      =========     ===========



(1) Note was issued on July 12, 1991, and is due July 11, 1996. The note is interest free and is secured by an Open-End Mortgage and Security Agreement (Agreement) on Mr. Kelley's personal residence. The Agreement is subordinate to a prior mortgage on the residence.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)

                                                        Balance at                                                        Balance at
                                                         Beginning       Additions                                            End
                            Classification               of Period        at Cost        Retirements      Transfers        of Period
                    ================================================================================================================
                    For the fiscal year ended
                      January 29, 1994:
                        Land                              $  5,249         $    11           $    -         $     -        $   5,260
                        Buildings                           50,400           1,662                -               -           52,062
                        Fixtures and equipment             144,839          25,248           (4,323)              -          165,764
                        Transportation equipment             3,391           4,680             (868)              -            7,203
                        Construction--in-progress                -          14,393                -               -           14,393
                    ----------------------------------------------------------------------------------------------------------------
                                 Total                    $203,879         $45,994          $(5,191)        $     -         $244,682
                    ================================================================================================================

                    For the fiscal year ended
                      January 30, 1993:
                        Land                              $  5,232         $    17          $     -         $     -         $  5,249
                        Buildings                           48,624           1,494                -             282           50,400
                        Fixtures and equipment             112,523          37,381           (4,783)           (282)         144,839
                        Transportation equipment             2,968           1,509           (1,086)              -            3,391
                    ----------------------------------------------------------------------------------------------------------------
                                 Total                    $169,347         $40,401          $(5,869)        $     -         $203,879
                    ================================================================================================================

                    For the fiscal year ended
                      February 1, 1992:
                        Land                              $  5,232         $     -          $     -         $     -         $  5,232
                        Buildings                           47,760             864                -               -           48,624
                        Fixtures and equipment              93,746          16,626           (3,567)          5,718          112,523
                        Transportation equipment             2,730             631             (393)              -            2,968
                        Capital leases                       7,464               -           (1,746)         (5,718)               -
                    ----------------------------------------------------------------------------------------------------------------
                                 Total                    $156,932         $18,121          $(5,706)        $     -         $169,347
                    ================================================================================================================

Note: See Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for depreciation methods.

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
    SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                        PROPERTY, PLANT AND EQUIPMENT
                                (In thousands)

                                                                     Additions
                                                      Balance at    Charged to                                     Balance at
                                                      Beginning      Cost and                                         End
                             Classification           of Period      Expenses       Retirements     Transfers      of Period
                      =======================================================================================================
                      For the fiscal year ended
                        January 29, 1994:
                          Buildings                    $ 7,228         $ 1,481         $     -        $     -        $ 8,709
                          Fixtures and equipment        68,467          21,652          (3,543)             -         86,576
                          Transportation equipment       1,353             552            (356)             -          1,549
                      ------------------------------------------------------------------------------------------------------
                                 Total                 $77,048         $23,685         $(3,899)       $     -        $96,834
                      ======================================================================================================

                      For the fiscal year ended
                        January 30, 1993:
                          Buildings                    $ 5,795         $ 1,288         $     -        $   145        $ 7,228
                          Fixtures and equipment        54,576          17,586          (3,550)          (145)        68,467
                          Transportation equipment       1,484             668            (799)             -          1,353
                      ------------------------------------------------------------------------------------------------------
                                 Total                 $61,855         $19,542         $(4,349)       $     -        $77,048
                      ======================================================================================================

                      For the fiscal year ended
                        February 1, 1992:
                          Buildings                    $ 4,511         $ 1,284         $     -        $     -        $ 5,795
                          Fixtures and equipment        39,843          13,563          (2,000)         3,170         54,576
                          Transportation equipment       1,053             725            (294)             -          1,484
                          Capital leases                 4,150             577          (1,557)        (3,170)             -
                      ------------------------------------------------------------------------------------------------------
                                 Total                 $49,557         $16,149         $(3,851)       $     -        $61,855
                      ======================================================================================================

Note: See Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for depreciation methods.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                                   Additions
                                                                          --------------------------
                                                           Balance at       Charged         Charged                        Balance
                                                           Beginning      to Cost and       to Other                       at End
                              Description                  of Period        Expenses        Accounts      Deductions      of Period
                  ===================================     ==========      ===========     ===========    ===========     ==========
                  Fiscal year ended January 29, 1994:

                  Inventory valuation allowance (1)       $   10,258      $    3,376      $        -     $    6,990      $    6,644
                                                          ==========      ==========      ==========     ==========      ==========

                  Fiscal year ended January 30, 1993:

                  Inventory valuation allowance (1)       $   10,515      $   12,479      $        -     $   12,736      $   10,258
                                                          ==========      ==========      ==========     ==========      ==========

                  Fiscal year ended February 1, 1992:

                  Inventory valuation allowance (1)       $    3,831      $   10,636      $        -     $    3,952      $   10,515
                                                          ==========      ==========      ==========     ==========      ==========

     (1) Consists of reserves for markdowns of aged goods and similar inventory reserves.


                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     SCHEDULE X - SUPPLEMENTARY OPERATIONS
                             STATEMENT INFORMATION
                                 (In thousands)


                                                                            Fiscal Year Ended
                                                     -------------------------------------------------------------
                                                       January 29,            January 30,            February 1,
                                                          1994                    1993                   1992
                                                     ===============        ===============        ===============
                      Advertising costs              $        32,337        $        28,132        $        22,917
                                                     ===============        ===============        ===============

                      Repairs and maintenance        $        12,880        $        10,826        $         9,345
                                                     ===============        ===============        ===============

Note: All items omitted are less than 1% of total sales.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       By:   /s/  William G. Kelley
                                          -----------------------------
                                                  William G. Kelley
                                             Chairman of the Board and
                                              Chief Executive Officer


Dated:  April 21, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



    Name and Signature               Title                            Date
===============================================================================
                                                             __
  /s/ William G. Kelley         Chairman of the Board          |
- -------------------------       and Chief Executive Officer    |
      William G. Kelley                                        |
                                                               |
                                                               |
                                                               |
  /s/ William B. Snow           Director, Executive Vice       |
- -------------------------       President, Chief Financial     |
      William B. Snow           Officer, and Principal         |
                                Accounting Officer             |
                                                               |
                                                               |
  /s/ Brady J. Churches                                        |
- -------------------------                                      |
      Brady J. Churches         President and Director         | April 21, 1994
                                                               |
      Michael L. Glazer                Director *              |
       David T. Kollat                 Director *              |
        Nathan Morton                  Director *              |
        John L. Sisk                   Director *              |
      Dennis B. Tishkoff               Director *              |
      William A. Wickham               Director *              |
                                                               |
                                                               |
*By: /s/ William G. Kelley                                     |
     ---------------------                                     |
     (William G. Kelley, as                                    |
     Attorney-in-Fact for each of                              |
     the persons indicated)                                  __|