Form 10-Q
period 1994-04-30
CONSOLIDATED STORES CORP /DE/
filed 1994-06-10
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1994   Commission file number 1-8897


                        CONSOLIDATED STORES CORPORATION


                             A Delaware Corporation
                               IRS No. 06-1119097
                            1105 North Market Street
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896





         Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         The number of shares of Common Stock $.01 par value per share, outstanding as of June 6, 1994, was 46,616,953 and there were no shares of Non-voting Common Stock, $.01 par value per share outstanding at that date.

                        CONSOLIDATED STORES CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q



                                                   INDEX
                                                   -----
                                                                                             Page
                                                                                             ----

            Part I - Financial Information


              Item 1.  Financial Statements


                    Condensed Consolidated Balance Sheets                                     3


                    Condensed Consolidated Statements of Income                               4


                    Condensed Consolidated Statements of Cash Flows                           5


                    Notes to Condensed Consolidated Financial Statements                      6


              Item 2.  Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                          7




            Part II - Other Information                                                       9


            Signatures                                                                       10

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           April 30,                    January 29,
                                                             1994                          1994*
==========================================================================            ================
                             ASSETS
   Current Assets:
      Cash and cash equivalents                         $       4,021                  $     24,873
      Accounts receivable                                       5,696                         4,865
      Inventories                                             298,808                       252,880
      Prepaid expenses and deferred income taxes               31,716                        28,211
- - --------------------------------------------------------------------------            ----------------

       Total current assets                                   340,241                       310,829
- - --------------------------------------------------------------------------            ----------------
   Property and equipment                                     154,382                       147,848
   Other assets                                                 7,220                         9,543
- - --------------------------------------------------------------------------            ----------------

                                                          $   501,843                   $   468,220
==========================================================================            ================

    LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Notes payable                                       $    12,500                   $        --
      Accounts payable                                        112,249                        81,545
      Accrued liabilities                                      22,505                        31,632
      Income taxes                                              8,837                        23,123
- - --------------------------------------------------------------------------            ----------------

        Total current liabilities                             156,091                       136,300
- - --------------------------------------------------------------------------            ----------------

   Long-term obligations                                       62,400                        50,000
   Deferred income taxes and other liabilities                 22,367                        23,385

   Stockholders' equity:
      Preferred stock - authorized 2,000,000 shares,
       $.01 par value; none issued                                 --                            --
      Common stock - authorized 90,000,000 shares,
       $.01 par value; shares issued 46,605,953
       and 46,485,428, respectively                               466                           465
      Non-voting common stock - authorized 8,000,000
       shares, $.01 par value; none issued                         --                            --
      Additional paid-in capital                               91,725                        89,817
      Retained earnings                                       167,863                       165,479
      Other adjustments                                           931                         2,774
- - --------------------------------------------------------------------------            ----------------

        Total stockholders' equity                            260,985                       258,535
- - --------------------------------------------------------------------------            ----------------

                                                           $  501,843                   $   468,220
==========================================================================            ================

* Condensed from audited financial statements.
The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                   Thirteen weeks ended
                                                                                              ----------------------------
                                                                                              April 30,            May 1,
                                                                                                1994                1993
==========================================================================================================    ============
   Net sales                                                                               $      242,278     $   210,190

   Cost and expenses:
      Cost of sales                                                                               140,596         120,837
      Selling and administrative expenses                                                          97,468          86,635
      Interest expense                                                                                970           1,353
      Other - net                                                                                    (796)           (845)
- - ----------------------------------------------------------------------------------------------------------    ------------

                                                                                                  238,238         207,980
- - ----------------------------------------------------------------------------------------------------------    ------------

       Income before income taxes                                                                   4,040           2,210

   Income taxes                                                                                     1,656             884
- - ----------------------------------------------------------------------------------------------------------    ------------

         Net income                                                                        $        2,384     $     1,326
==========================================================================================================    ============



   Income per common and common equivalent share                                           $          .05     $       .03
==========================================================================================================    ============


   Weighted average number of common and common
      equivalent shares outstanding                                                                48,141          47,867
==========================================================================================================    ============



   The accompanying notes are an integral part of these financial statements.

                                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)



                                                                                                   Thirteen weeks ended
                                                                                              ----------------------------
                                                                                              April 30,           May 1,
                                                                                                1994               1993
==========================================================================================================    ============
   Cash provided by (used for) operations:

      Net income                                                                              $     2,384     $     1,326
      Items not effecting cash:
       Depreciation and amortization                                                                6,114           5,163
       Deferred income taxes                                                                       (4,036)            398
       Other                                                                                          613              78
       Change in assets and liabilities                                                           (37,742)        (33,166)
- - ----------------------------------------------------------------------------------------------------------    ------------

      Net cash used by operations                                                                 (32,667)         (2,123)
- - ----------------------------------------------------------------------------------------------------------    ------------

   Cash provided by (used for) investment activities:
      Capital expenditures                                                                        (13,171)        (12,177)
      Other                                                                                          (150)             57
- - ----------------------------------------------------------------------------------------------------------    ------------

   Net cash used for investment activities                                                        (13,321)        (12,120)
- - ----------------------------------------------------------------------------------------------------------    ------------


   Cash provided by financing activities:
      Net proceeds from credit agreements                                                          24,900          12,450
      Proceeds from exercise of stock options                                                         236             222
- - ----------------------------------------------------------------------------------------------------------    ------------

      Net cash provided by financing activities                                                    27,537          12,672
- - ----------------------------------------------------------------------------------------------------------    ------------

   Decrease in cash                                                                           $   (20,852)    $   (25,649)
==========================================================================================================    ============


Supplemental Data
- - -----------------

     Income taxes paid                                                                        $    17,339     $     5,399
     Interest paid                                                                            $     2,748     $     2,641



   The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

   The condensed consolidated balance sheet at April 30, 1994, and the condensed consolidated statements of income and statements of cash flows for the thirteen week period ended April 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1994, and for the thirteen week periods presented have been made. Such adjustments consisted only of normal recurring items.


   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 29, 1994. The results of operations for the period ended April 30, 1994, may not necessarily be indicative of the operating results for the full year.


NOTE 2 -  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
- - ---------------------------------------------------------

   Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during each period which includes the additional number of shares which would have been issued upon exercise of stock options assuming that the Company used the proceeds received to purchase additional shares at market value.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

   TRENDS. At April 30, 1994, the Company operated 453 ODD LOTS and BIG LOTS specialty retail stores selling close-out merchandise at substantial discounts and 173 ALL FOR ONE (AFO) single price point retail stores. In comparison, there were 388 ODD LOTS and BIG LOTS and 167 AFO stores in operation at the end of the 1993 quarter. Subsequent to April 30, 1994, the Company introduced a new retail concept under the name of ITZADEAL! offering close-out merchandise in
a format similar to AFO with various price points.   Additionally, floor
space in certain AFO stores will be dedicated to offering close-out merchandise at more than a single price point.

   The Company's retail business is somewhat seasonal. Due to the holiday season, the fourth quarter generally reflects higher net sales and net income than the other quarters. The first quarter is usually the least profitable reflecting the traditional slow retail sales period following the holiday season. Quarterly fluctuations in inventory balances are normal reflecting the opportunistic purchases available at any given time and the expansion of the Company's store base. Historically, on a per store basis, inventory levels are lower at the end of the Company's fiscal year and build through the remaining three quarters of the year to a peak level in the third quarter. Accounts payable generally follow a trend similar to inventories.

   SALES. Net sales for the thirteen weeks ended April 30, 1994, increased 15.3% to $242.3 million compared to first quarter 1993 net sales of $210.2 million. Retail sales increased 15.2% in the 1994 quarter to $236.6 million reflecting the greater number of stores in operation during the period and a 0.5% decline in comparable store sales for stores open two full years at the beginning of fiscal 1994. Comparable store sales in the prior year first quarter declined 2.1%. Each first quarter net sales were negatively affected by unusually severe winter storms in many of the Company's market areas.

   GROSS PROFIT. Gross profit as a percent of net sales was 42.0% in the first quarter of fiscal 1994 compared to 42.5% in the prior year quarter. Retail gross profit was 42.4% and 42.9% in the respective quarters.

   SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales selling and administrative expenses were 40.2% and 41.2% in the first quarters of fiscal 1994 and 1993, respectively. The improvement reflects the reduction of previously recognized operating expenses, the benefits of implemented cost controls, and operating efficiencies. Continued reductions in selling and administrative expenses are not anticipated to be as significant, compared as a percent to net sales, in future periods.

   INTEREST EXPENSE. Interest expense was $1.0 (net of $.4 million in capitalized interest) for the thirteen weeks ended April 30, 1994, compared to $1.4 million in the same 1993 period.

   OTHER. For the quarter ended April 30, 1994, the Company recognized a $.5 million gain on the sales of corporate transportation equipment. During the first quarter of 1993 a $.7 million benefit was recognized from an insurance claim related to an accident which destroyed a store. Each of the nonrecurring items is recognized in the respective consolidated statement of income under the caption of other-net.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED
- - ---------------------------------

   INCOME TAXES. The Company's effective tax rate has increased from 40% in fiscal 1993 to 41% in the first quarter of 1994. This increase reflects the effect of higher tax rates in certain states and localities in which the Company operates, the utilization of state operating loss carryforwards, and a reduction in the anticipated benefit of Targeted Jobs Tax Credits.



LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

   The Company opened 25 ODD LOTS and BIG LOTS stores in the first quarter and closed 4. In the same period 4 AFO stores were closed. It is anticipated 50 net new ODD LOTS and BIG LOTS stores and 20 to 40 new ITZADEAL! stores will be opened in fiscal 1994.

   Financing for future store growth, capital expenditure programs and seasonal operating requirements are financed by internally generated funds and available credit facilities. At April 30, 1994, the Company had a $80 million revolving credit facility through June 1, 1995, a $50 million letter of credit facility through June 1, 1994, and $50 million in uncommitted credit facilities. Available for future use at April 30, 1994, under all credit facilities totaled $94.6 million. Management believes adequate amounts of capital resources are available, or readily obtainable, to achieve both short-term plans and long-term goals.


SUBSEQUENT EVENTS
- - -----------------

   On May 18, 1994, the Company acquired certain assets of the TOY LIQUIDATORS and WISCONSIN TOY operations. The purchase added 82 new store locations offering close-out toys to the Company's existing retail store base. Virtually all locations acquired are located in manufacturers outlet malls.

   Subsequent to April 30, 1994, the Company expanded and extended its revolving credit agreement and letter of credit facility under substantially the same terms.

                          PART II - OTHER INFORMATION





                 Item 1.      Legal Proceedings.  Not applicable.

                 Item 2.      Changes in Securities.  Not applicable.

                 Item 3.      Defaults Upon Senior Securities.  Not applicable.

                 Item 4.      Submission of Matters to Vote of Security Holders.


                              No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders.

                 Item 5.      Other Information.  Not applicable.

                 Item 6.      Exhibits and Reports on Form 8-K.

                              (a) Exhibits.  None.

                              (b) Reports on Form 8-K.  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CONSOLIDATED STORES CORPORATION
                                         -------------------------------
                                                    (Registrant)



        Dated:  June 10, 1994        By: /s/ Michael J. Potter
                -------------            --------------------------------------
                                         Michael J. Potter, Sr. Vice President,
                                         Chief Financial Officer, and Principal
                                         Accounting Officer