Form 10-K/A
period 1994-01-29
CONSOLIDATED STORES CORP /DE/
filed 1994-06-27
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 1O-K/A

        [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 29, 1994

                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                       --------------       ----------------

                        Commission file number 1-8897

                       CONSOLIDATED STORES CORPORATION
           (Exact name of registrant as it appears in its charter)

              Delaware                             06-1119097
        State of incorporation          I.R.S. Employer Identification Number

                     1105 North Market Street, Suite 1300
                                P.O. Box 8985
                          Wilmington, Delaware 19899
                    (Address of principal executive offices)

                                (302) 478-4896
              Registrants telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each Exchange
        Title of each class                 on which registered
        -------------------                ---------------------
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

                 DOCUMENTS INCORPORATED BY REFERENCE
                 -----------------------------------
Portions of the Registrant's Proxy Statement are incorporated into Part III.

    Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended January 29, 1994 to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1993.


          CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                       TABLE OF CONTENTS

                                                                   Page No.
                                                                   -------
     Independent Auditors' Report                                     1

     Financial Statements:

           Statement of Net Assets Available for
           Benefits as of December 31, 1993 and
           December 31, 1992                                          2

           Statement of Changes in Net Assets Available for
           Benefits for the year ended December 31, 1993              3

     Notes to Financial Statements                                    4

     Supplemental Schedules:

           Schedule of Assets Held for Investment as
           of December 31, 1993                                       10

           Schedule of Reportable Transactions in Excess of
           Five Percent of Current Value of Plan Assets for the
           Year Ended December 31, 1993                               11

     Exhibits:

           Independent Auditors' Consent                              12

     Signatures                                                       13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Plan Administrator of the
   Consolidated Stores Corporation Savings Plan:

   We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1993 and 1992, and the related statement of changes in net assets available for benefits for the year ended December 31, 1993. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and the changes in net assets available for benefits for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

   Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of
(1) assets held for investment as of December 31, 1993, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1993, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



DELOITTE & TOUCHE

Dayton, Ohio,
June 22, 1994

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                   December 31,
                                           --------------------------
                                                1993          1992
                                           ------------   -----------
                 ASSETS

   Investment in securities:
       Consolidated Stores Corporation
          Common Shares                    $  6,840,014  $  6,329,808
       Mutual funds                           2,278,871     1,350,766
       Money market funds                     2,289,869     1,922,410
   Cash and temporary cash investments           44,134        33,424
   Contribution receivable from
         Consolidated Stores Corporation      1,340,569       611,406
   Interest receivable                               92            --
   Loans receivable                           1,023,211            --
   Receivable from nonqualified plan            251,887            --
   Receivable from related funds                     --        73,067
                                           ------------   -----------

                                             14,068,647    10,320,881
                                           ------------   -----------

               LIABILITIES

   Payable to Plan participants                  15,864       161,237
   Payable to nonqualified plan                      --         4,682
   Payable to others                             53,892            --
   Payable to related funds                          --        73,067
                                           ------------   -----------

                                                 69,756       238,986
                                           ------------   -----------

   Net assets                              $ 13,998,891  $ 10,081,895
                                           ============   ===========


   See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                           December 31,
                                           ------------
                                                1993
                                           ------------
   INCREASES IN PLAN ASSETS:

     Contributions:
           Participant contributions       $  2,553,048
           Company contribution               1,315,094
     Investment income:
           Interest                             186,881
           Dividends                            125,751
   Loan repayments, including interest          116,608
   Net appreciation in fair value of
    investments                                 841,889
                                           ------------

   Total increases                            5,139,271

   DECREASES IN PLAN ASSETS:
       Distributions to Plan participants     1,222,275
                                           ------------

   NET INCREASE IN PLAN ASSETS                3,916,996

   NET ASSETS - Beginning of year            10,081,895
                                           ------------

   NET ASSETS - End of year                $ 13,998,891
                                           ============


   See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS



PLAN DESCRIPTION
- - ----------------
    On December 31, 1993 there were approximately 7,000 employees eligible to participate in the Plan. On that date approximately 2,900 were participating.

        The following brief description of the Consolidated Stores Corporation Savings Plan ("Plan") provides only general information. Participants should refer to the Plan document for more complete information.

    The purposes of the Plan are to encourage employee savings, to facilitate employee ownership of the Common Stock of Consolidated Stores Corporation, and to provide benefits during the employee's participation in the Plan and upon retirement, death, disability or termination of employment.

   The administrator of the Plan is Consolidated Stores Corporation Savings Plan Committee ("Committee"). Effective January 15, 1993, State Street Bank and Trust Company was appointed as successor trustee to Merrill Lynch Trust Company. (see TRUST AGREEMENT).

   All employees of Consolidated Stores Corporation and any of its subsidiaries ("Company") which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the January 1, April 1, July 1, or October 1, ("Participation Date") coinciding with or next following the date they have met the age and service requirements described above. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $7,000 (or such larger amount in accordance with Code Section 415(d) which is $8,894 as of January 1, 1993) or 15% of their compensation for the plan year. For 1993 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 1%, 75% of the second 1%, and 50% of the next 4%, of the employee's first 6% contribution. Prior to 1993 matching contributions were in an amount equal to 50% of the employees first 6% contribution. The Company's matching contributions will always be made in the form of Common Stock of the Company.

   Participants may elect to allocate their elective contribution to any of the Investment Funds (See INVESTMENT PROGRAMS) in increments of 25%. Additionally, this allocation may be revised or investment balances may be transferred by the participant upon notifying participant services by telephone.

   Each participant shall be fully vested in the Company's matching contributions allocable to their account in the event of retirement or other termination of employment on or after his or her 65th birthday, on account of disability, as defined, or by reason of death.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


PLAN DESCRIPTION - Continued
- - ----------------------------
    A participant whose employment terminates under circumstances other than those described in the preceding paragraph will be vested in a portion of the Company's matching contribution based on years of service as follows:

                                                                           Vested
                              Years of Service                           Percentage
                           --------------------------                    ----------
                           Less than 2                                        0
                           At least 2 but less than 3                        25
                           At least 3 but less than 4                        50
                           At least 4 but less than 5                        75
                           5 or more                                        100

   The portion of the Company's matching contribution that is not fully vested will be forfeited at the time employment terminates.

   The Company has the right to terminate or amend the Plan at any time. In the event of termination, the Plan assets will be distributed to the participants, after payment of any expenses properly chargeable thereto, in proportion to their respective account balances.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ------------------------------------------
        BASIS OF ACCOUNTING. The financial statements of the Plan are prepared on the accrual basis of accounting.

        INVESTMENTS. Investments are reflected in the accompanying statement of net assets available for benefits at market value, which is the valuation of the security or interest in an equity fund at year-end as determined by the quoted market price.

        NET APPRECIATION ON INVESTMENTS. Realized gains and losses are determined on a first-in, first-out basis utilizing a revalued cost which is calculated using beginning of the year market values, or purchase price if acquired during the year. Unrealized appreciation (depreciation) of investments is calculated as the market value at the end of the year less the market value at the beginning of the year, or purchase price if acquired during the year.

        BENEFITS PAYABLE. In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, Audits of Employee Benefit Plans. The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in footnotes to financial statements rather than be recorded as a liability of the Plan. As of December 31, 1993, net assets available for benefits included benefits of $66,425 due to participants who have withdrawn from participants in the Plan.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


TRUST AGREEMENT
- - ---------------
   Under a trust agreement, State Street Bank and Trust Company is responsible for investing the participants' contributions in the funds designated by each participant. In addition, the trustee processes and distributes all distributions from the Plan based on information provided by the Company. Administrative fees due under the trust agreement are paid by the Company.


INVESTMENT PROGRAMS
- - -------------------
  During the years ended December 31, 1993 and 1992, participants could direct their contributions to different funds of the Plan as described below:

Money Market Funds
- - ------------------
    MERRILL LYNCH READY ASSETS TRUST. The Merrill Lynch Ready Assets Trust is a no-load money market fund organized as a Massachusetts business trust seeking preservation of capital, liquidity and the highest possible current income consistent with the foregoing objectives available from investing in a diversified portfolio of short-term money market securities. Portfolio securities principally consist of short-term United States Government securities, Government agency securities, bank money instruments, corporate debt instruments, including commercial paper and variable amount master demand notes, and repurchase and reverse repurchase agreements. In June 1992, this investment alternative was eliminated and replaced by the Merrill Lynch Retirement Preservation Trust.

    MERRILL LYNCH RETIREMENT PRESERVATION TRUST. The Merrill Lynch
Retirement Preservation Trust (the "RP Trust") is a collective trust fund that invests primarily in Investment Contracts (GICs) and United States Government and United States Government Agency securities. The RP Trust invests a lesser portion of the portfolio in high quality, money market instruments. The RP Trusts primary objective is to achieve high current income consistent with preservation of capital and liquidity. Dividends are declared and invested daily.

Mutual Funds
- - ------------
     MERRILL LYNCH BASIC VALUE FUND, INC. The Merrill Lynch Basic Value
Fund, Inc. (the "BV Fund") is a diversified, open-end, investment company seeking capital appreciation and, secondarily, income by investing in securities, primarily equities, that management of the BV Fund believes are undervalued and therefore represent basic investment value. The BV Fund seeks special opportunities in securities that are selling at a discount either from book values or historical price-earnings ratios, or seem capable of recovering from temporarily out of favor conditions. Particular emphasis is placed on securities which provide an above average dividend return and sell at below average price-earnings ratio.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


INVESTMENT PROGRAMS - CONTINUED
- - -------------------------------
Mutual Funds - Continued
- - ------------------------
     MERRILL LYNCH CAPITAL FUND, INC. The Merrill Lynch Capital Fund, Inc. (the "Capital Fund") seeks to achieve the highest total investment return consistent with prudent risk through a fully managed investment policy utilizing equity, debt and convertible securities. This permits management of the Capital Fund to vary investment policy based on evaluation of changes in economic and market trends. Total investment return is the aggregate of income and capital value changes. Consistent with this policy, the Capital Fund's portfolio may, at any given time, be invested substantially in equity securities, corporate bonds or money market securities. It is the expectation of the Capital Fund's management that, over a longer period, a major portion of the Capital Fund's portfolio will consist of equity securities of larger market capitalization, quality companies.

     MERRILL LYNCH GLOBAL ALLOCATION FUND, INC. The Merrill Lynch Global Allocation Fund, Inc. (the "Global Fund") is a non-diversified mutual fund seeking high total investment return, consistent with prudent risk, through a fully-managed investment policy utilizing United States and foreign equity, debt, and money market instruments, the combination of which will be varied from time to time both with respect to types of securities and markets in response to changing market and economic trends. Total investment return is the aggregate of capital value changes and income. The Global Fund may employ a variety of instruments and techniques to enhance income and to hedge against market and currency risk.

Company Stock Fund
- - ------------------
     CONSOLIDATED STORES CORPORATION STOCK FUND. Contributions are invested in Common Shares of Consolidated Stores Corporation. All employer matching contributions are made to this fund.


TAX STATUS
- - ----------
     The Plan qualifies for special tax treatment under Sections 401(a), 401(k), and 501(a) of the Internal Revenue Code of 1986, as amended. Qualification under these sections means the Plan is exempt from Federal income tax. Accordingly, no provision for Federal income taxes has been made in the accompanying financial statements.




                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM
- - --------------------------------------------------------
                                                                    December 31, 1993
                                          ------------------------------------------------------------------
                                                        Loan and
                                                       Short Term     Retirement
                                            Number     Investment    Preservation   Basic Value    Capital
                                          of Shares       Fund          Trust          Fund         Fund
                                          ---------    ----------   -------------   -----------    --------
          ASSETS
Consolidated Stores Corporation
    Common Shares                           344,152    $       --    $        --    $       --   $      --
Investment in Mutual Funds:
    Basic Value Fund                         63,400            --             --     1,481,667          --
    Capital Fund                             10,533            --             --            --     294,621
    Global Allocation Fund                   38,017            --             --            --          --
Investment in Money Market Funds                               --      2,289,869            --          --
Cash and temporary cash investments                         2,636              1            --          --
Contribution receivable from
    Consolidated Stores Corporation                            --             --            --          --
Interest receivable                                             6             --            --          --
Loans receivable                                        1,023,211             --            --          --
Receivable from nonqualified plan                              --         29,862        37,951      22,887
                                                       ----------     ----------    ----------    --------
                                                        1,025,853      2,319,732     1,519,618     317,508
        LIABILITIES
Payable to plan participants                                   --          4,900         5,417          44
Payable to others                                              --          8,894         3,835       1,395
                                                       ----------     ----------    ----------    --------
                                                               --         13,794         9,252       1,439
                                                       ----------     ----------    ----------    --------
        NET ASSETS                                     $1,025,853     $2,305,938    $1,510,366    $316,069
                                                       ==========     ==========    ==========    ========

                                                              December 31, 1992
                                          ------------------------------------------------------------------
          ASSETS
Consolidated Stores Corporation
    Common Shares                           351,656    $       --     $       --    $       --    $     --
Investment in Mutual Funds:
    Basic Value Fund                         49,377            --             --     1,004,329          --
    Capital Fund                              6,172            --             --            --     162,502
    Global Allocation Fund                   15,953            --             --            --          --
Investment in Money Market Funds                               --      1,922,410            --          --
Cash and temporary cash investments                         6,160             --         7,313          --
Contribution receivable from
    Consolidated Stores Corporation                            --             --            --          --
Receivable from related funds                                  --         20,114            --         265
                                                       ----------     ----------    ----------    --------
                                                            6,160      1,942,524     1,011,642     162,767
        LIABILITIES
Payable to Plan participants                                   --         25,163        20,007         340
Payable to nonqualified plan                                   --             --         2,227          --
Payable to related funds                                       --             --        73,067          --
                                                       ----------     ----------    ----------    --------
                                                               --         25,163        95,301         340
                                                       ----------     ----------    ----------    --------
          NET ASSETS                                   $    6,160     $1,917,361    $  916,341    $162,427
                                                       ==========     ==========    ==========    ========


                                                 December 31, 1993
                                        -------------------------------------
                                           Global
                                         Allocation     Company
                                            Fund      Stock Fund       Total
                                        ------------  ----------    ---------
          ASSETS
Consolidated Stores Corporation
    Common Shares                      $        --    $6,840,014    $6,840,014
Investment in Mutual Funds:
    Basic Value Fund                            --            --     1,481,667
    Capital Fund                                --            --       294,621
    Global Allocation Fund                 502,583            --       502,583
Investment in Money Market Funds                --            --     2,289,869
Cash and temporary cash investments             --        41,497        44,134
Contribution receivable from
    Consolidated Stores Corporation             --     1,340,569     1,340,569
Interest receivable                             --            86            92
Loans receivable                                --            --     1,023,211
Receivable from nonqualified plan           32,604       128,583       251,887
                                       -----------    ----------   -----------
                                           535,187     8,350,749    14,068,647
        LIABILITIES
Payable to plan participants                 1,424         4,079        15,864
Payable to others                            1,433        38,335        53,892
                                       -----------    ----------   -----------
                                             2,857        42,414        69,756
                                       -----------    ----------   -----------
        NET ASSETS                     $   532,330    $8,308,335   $13,998,891
                                       ===========    ==========   ===========
          ASSETS
Consolidated Stores Corporation
    Common Shares                      $        --    $6,329,808   $  6,329,808
Investment in Mutual Funds:
    Basic Value Fund                            --            --      1,004,329
    Capital Fund                                --            --        162,502
    Global Allocation Fund                 183,935            --        183,935
Investment in Money Market Funds                --            --      1,922,410
Cash and temporary cash investments             --        19,951         33,424
Contribution receivable from
    Consolidated Stores Corporation             --       611,406        611,406
Receivable from related funds               16,600        36,088         73,067
                                       -----------    ----------    -----------
                                           200,535     6,997,253     10,320,881
        LIABILITIES
Payable to Plan participants                 1,452       114,275        161,237
Payable to nonqualified plan                    --         2,455          4,682
Payable to related funds                        --            --         73,067
                                       -----------    ----------    -----------
                                             1,452       116,730        238,986
                                       -----------    ----------    -----------
        NET ASSETS                        $199,083    $6,880,523    $10,081,895
                                       ===========    ==========    ===========




                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM
- - ------------------------------------------------------------------
                                                                         December 31, 1993
                                                       -------------------------------------------------
                                                          Loan and
                                                         Short Term    Retirement
                                                         Investment   Preservation   Basic Value    Capital
                                                           Fund          Trust           Fund         Fund
                                                         ---------     ----------    -----------    --------
INCREASES IN NET ASSETS:
    Participant contributions                            $       --     $  843,444    $  441,611    $158,147
    Company contribution                                         --             --            --          --
    Interest                                                    229        143,880            --          --
    Dividends                                                    --             --        84,160      18,493
    Net appreciation in fair value of investments                --             --       155,572       9,496
    Loan repayments, including interest                     116,608             --            --          --
                                                         ----------     ----------    ----------    --------
      TOTAL INCREASES                                       116,837        987,324       681,343     186,136

DECREASES IN NET ASSETS:
    Distributions to Plan participants                           --        183,843        29,848       1,262
    Loan distributions                                      109,612             --            --          --
    Interfund transfers - net                            (1,012,468)       414,904        57,470      31,232
                                                         ----------     ----------    ----------    --------
      TOTAL DECREASES                                      (902,856)       598,747        87,318      32,494
                                                         ----------     ----------    ----------    --------
NET INCREASE (DECREASE) IN NET ASSETS                     1,019,693        388,577       594,025     153,642

NET ASSETS - Beginning of year                                6,160      1,917,361       916,341     162,427
                                                         ----------     ----------    ----------    --------
NET ASSETS - End of year                                 $1,025,853     $2,305,938    $1,510,366    $316,069
                                                         ==========     ==========    ==========    ========




                                                                  December 31, 1993
                                                      --------------------------------------------
                                                         Global
                                                       Allocation       Company
                                                          Fund         Stock Fund        Total
                                                      -----------     ------------    ------------

INCREASES IN NET ASSETS:
    Participant contributions                         $   209,697     $    900,149    $  2,553,048
    Company contribution                                                 1,315,094       1,315,094
    Interest                                                                42,772         186,881
    Dividends                                              23,098               --         125,751
    Net appreciation in fair value of investments          34,263          642,558         841,889
    Loan repayments, including interest                        --               --         116,608
                                                      -----------     ------------    ------------

      TOTAL INCREASES                                     267,058        2,900,573       5,139,271

  DECREASES IN NET ASSETS:
    Distributions to Plan participants                     33,814          863,896       1,112,663
    Loan distributions                                         --               --         109,612
    Interfund transfers - net                            (100,003)         608,865              --
                                                     ------------       ----------      ----------

      TOTAL DECREASES                                     (66,189)       1,472,761       1,222,275
                                                     ------------       ----------     -----------

  NET INCREASE (DECREASE) IN NET ASSETS                   333,247        1,427,812       3,916,996

  NET ASSETS  - Beginning of year                         199,083        6,880,523      10,081,895
                                                      -----------     ------------    ------------
  NET ASSETS - End of year                            $   532,330     $  8,308,335    $ 13,998,891
                                                      ===========     ============    ============

                                           CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                              SCHEDULE OF ASSETS HELD FOR INVESTMENT
                                                         DECEMBER 31, 1993


                                                                       Purchase Cost               Market Value
                                                     No. of        -----------------------    -----------------------
       Security Description                       Shares/Units      Share/Unit      Total      Share/Unit      Total
    --------------------------                   --------------    ------------    -------    ------------    -------

COMPANY STOCK FUND
- - ------------------

Consolidated Stores Corporation
    Common Shares                                  344,152.000     $   17.936    $ 6,172,556    $   19.875    $ 6,840,014


MUTUAL FUNDS
- - ------------

Merrill Lynch Basic Value Fund                      63,400.369         21.324      1,351,932        23.370      1,481,667

Merrill Lynch Global Allocation Fund                38,016.943         12.379        470,628        13.220        502,583

Merrill Lynch Capital Fund                          10,533.453         27.279        287,350        27.970        294,621


MONEY MARKET FUNDS
- - ------------------

Merrill Lynch Retirement Preservation Trust      2,289,869.000          1.000      2,289,869         1.000      2,289,869


                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                SCHEDULE OF REPORTABLE TRANSACTIONS IN EXCESS OF
                  FIVE PERCENT OF CURRENT VALUE OF PLAN ASSETS
                          YEAR ENDED DECEMBER 31, 1993

                                                            No. of
                                           Type/No. of    Shares or     Purchase                    Gain
       Security Description               Transactions      Units         Cost       Proceeds      (Loss)
    --------------------------           --------------  -----------   ----------   ----------    --------
COMPANY STOCK FUND
- - ------------------

Consolidated Stores Corporation
    Common Shares                            Sale/80         79,889   $ 1,438,079   $ 1,413,178   $   (24,901)

Consolidated Stores Corporation
    Common Shares                          Purchase/78       72,385     1,280,827            --            --


MUTUAL FUNDS
- - ------------

Merrill Lynch Basic Value Fund               Sale/57         12,018       248,956       274,793        25,837

Merrill Lynch Basic Value Fund             Purchase/92       26,041       596,559            --            --

Merrill Lynch Global Allocation Fund         Sale/45          2,410        28,914        31,221         2,307

Merrill Lynch Global Allocation Fund       Purchase/82       24,474       315,607            --            --

Merrill Lynch Capital Fund                   Sale/29          3,369        90,734        92,959         2,225

Merrill Lynch Capital Fund                 Purchase/79        7,730       215,581            --            --


MONEY MARKET FUNDS
- - ------------------

Merrill Lynch Retirement Preservation        Sale/74        466,638       466,638       466,638            --

Merrill Lynch Retirement Preservation      Purchase/87      834,096       834,096            --            --


                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CONSOLIDATED STORES
                                        CORPORATION


                                By:     /s/ William G. Kelley
                                        ------------------------------
                                        William G. Kelley, Chairman
                                           and Chief Executive
                                           Officer


                                By:     /s/ Michael J. Potter
                                        ------------------------------
                                        Michael J. Potter, Senior Vice
                                           President, Chief Financial
                                           Officer and Principal
                                           Accounting Officer

                                        CONSOLIDATED STORES
                                         CORPORATION SAVINGS PLAN


                                By:     /s/ M. Steven Bromet
                                        ------------------------------
                                           M. Steven Bromet, Senior Vice
                                           President Information Services
                                           and Human Resources


                                Dated:   June 22, 1994