Form 10-Q
period 1994-07-31
CONSOLIDATED STORES CORP /DE/
filed 1994-09-13
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 30, 1994      Commission file number 1-8897

                        CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P.O. Box 8985
                          Wilmington, Delaware  19899
                                 (302) 478-4896





Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of September 7, 1994, was 46,770,813 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.





                            FORM 10Q - Page 1 of 88

                        CONSOLIDATED STORES CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q



                               INDEX
                               -----                                     Page
                                                                         ----

PART I - Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Income               4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7


PART II - Other Information                                                9

Signatures                                                                11





                            FORM 10Q - Page 2 of 88

                                         CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (In thousands)

                                                                                     July 30,            January 29,
                                                                                       1994                 1994*
=====================================================================================================================
ASSETS
  Current Assets:
    Cash and cash equivalents                                                        $ 11,355             $ 24,873
    Accounts receivable                                                                 4,775                4,865
    Inventories                                                                       346,576              252,880
    Prepaid expenses and deferred income taxes                                         33,045               28,211
- ---------------------------------------------------------------------------------------------------------------------
          Total current assets                                                        395,751              310,829
- ---------------------------------------------------------------------------------------------------------------------
  Property and equipment - net                                                        161,061              147,848
  Other assets                                                                          8,902                9,543
- ---------------------------------------------------------------------------------------------------------------------
                                                                                     $565,714             $468,220
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                                                    $ 29,600             $     --
    Accounts payable                                                                   98,765               81,545
    Accrued liabilities and income taxes                                               38,417               54,755
- ---------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                166,782              136,300
- ---------------------------------------------------------------------------------------------------------------------
  Long-term obligations, less current maturities                                      107,900               50,000
  Deferred income taxes and other liabilities                                          23,426               23,385
  Stockholders' equity:
    Preferred stock - authorized 2,000,000 shares,
     $.01 par value; none issued                                                           --                   --
     Common stock - authorized 90,000,000 shares,
     $.01 par value; shares issued 46,631,773 and
     46,485,428, respectively                                                             466                  465
     Non-voting common stock - authorized 8,000,000
     shares, $.01 par value; none issued                                                  --                   --
     Additional paid-in capital                                                        91,947               89,817
     Retained earnings                                                                174,572              165,479
     Other adjustments                                                                    621                2,774
- ---------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                               267,606              258,535
- ---------------------------------------------------------------------------------------------------------------------
                                                                                     $565,714             $468,220
=====================================================================================================================

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.





                                                      FORM 10Q - Page 3 of 88

                                         CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (In thousands, except earnings per share data)


                                                       Thirteen weeks ended          Twenty-six weeks ended
                                                       --------------------          ----------------------
                                                       July 30,     July 31,         July 30,    July 31,
                                                         1994        1993             1994         1993
============================================================================================================
Sales                                                  $272,813     $234,430         $515,091    $444,620

Costs and expenses:
  Cost of sales                                         155,158      131,171          295,754     252,008
  Selling and administrative expenses                   104,641       90,841          202,109     177,476
  Interest expense                                        1,812        1,509            2,782       2,862
  Other - net                                              (170)         (88)            (966)       (933)
- ------------------------------------------------------------------------------------------------------------
                                                        261,441      223,433          499,679     431,413
- ------------------------------------------------------------------------------------------------------------
     Income before income taxes                          11,372       10,997           15,412      13,207
Income taxes                                              4,663        4,402            6,319       5,286
- ------------------------------------------------------------------------------------------------------------
Net income                                             $  6,709     $  6,595         $  9,093    $  7,921
============================================================================================================
Income per common and common
  equivalent share                                     $    .14     $    .14         $    .19    $    .17
============================================================================================================
Weighted average number of
  common and common equivalent
  shares outstanding                                     47,878       47,899           48,009      47,877
============================================================================================================


The accompanying notes are an integral part of these condensed financial statements.





                            FORM 10Q - Page 4 of 88

                                         CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                             Twenty-six weeks ended
                                                                            ------------------------
                                                                          July 30,             July 31,
                                                                           1994                 1993
==============================================================================================================
Cash provided by (used for) operations:

  Net income                                                                $   9,093            $   7,921
  Items not effecting cash:
    Depreciation and amortization                                              11,093               10,313
    Deferred income taxes                                                      (3,093)               3,016
    Other                                                                         641                  788
    Changes in assets and liabilities                                         (92,259)             (66,645)
- --------------------------------------------------------------------------------------------------------------
     Net cash used for operations                                             (74,525)             (44,607)
- --------------------------------------------------------------------------------------------------------------

Cash provided by (used for) investment activities:

  Capital expenditures                                                        (25,317)             (21,778)
  Other                                                                        (2,495)                 157
- --------------------------------------------------------------------------------------------------------------
     Net cash used for investment activities                                  (27,812)             (21,621)
- --------------------------------------------------------------------------------------------------------------

Cash provided by financing activities:

  Net proceeds from credit agreements                                          87,500               39,300
  Exercise of stock options                                                       319                  390
  Increase in deferred credits                                                  1,000                   --
- --------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                 88,819               39,690
- --------------------------------------------------------------------------------------------------------------
Decrease in cash                                                            $ (13,518)           $ (26,538)
==============================================================================================================

Supplemental Data
- -----------------

  Income taxes paid                                                         $  18,760            $  11,294
  Interest paid                                                             $   3,548            $   2,912


The accompanying notes are an integral part of these condensed financial statements.





                                                      FORM 10Q - Page 5 of 88

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet at July 30, 1994, and the condensed consolidated statements of income and statements of cash flows for the thirteen and twenty-six week periods ended July 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at July 30, 1994, and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 29, 1994. The results of operations for the period ended July 30, 1994, may not necessarily be indicative of the operating results for the full year.

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





                            FORM 10Q - Page 6 of 88

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

TRENDS. The Company is a leading retailer and wholesaler of closeout merchandise. At July 30, 1994, retail operations were conducted through 461 ODD LOTS/BIG LOTS and 11 ITZADEAL! specialty retail stores, 164 ALL FOR ONE single price point retail stores and 82 TOY LIQUIDATORS/TOYS UNLIMITED STORES
(TOYS) discount toy stores. In comparison, there were 402 ODD LOTS/BIG LOTS and 170 ALL FOR ONE stores in operation at the end of the 1993 second quarter. Wholesale operations are conducted under the name of CONSOLIDATED INTERNATIONAL and WISCONSIN TOY. It is anticipated 55 net new ODD LOTS/BIG LOTS and 20 to 30 ITZADEAL! stores will be opened in fiscal 1994. A summary of change in the number of stores in operation is presented below.



                                  Beginning                                          Format           End of
                                  of Year          Opened           Closed           Conversion*      Quarter
- --------------------------------------------------------------------------------------------------------------
            1994
 ODD LOTS/BIG LOTS                 432              40               (11)**           --                461
 ALL FOR ONE                       177              --                (8)             (5)               164
 iTZADEAL!                         --                6                --               5                 11
 TOYS***                           --               82                --               --                82
- --------------------------------------------------------------------------------------------------------------
                                   609             128               (19)             --                718
- --------------------------------------------------------------------------------------------------------------

            1993
 ODD LOTS/BIG LOTS                 381              29                (8)              --               402
 ALL FOR ONE                       160              11                (1)              --               170
 iTZADEAL!                          --              --                --               --               --
 TOYS                               --              --                --               --               --
- --------------------------------------------------------------------------------------------------------------
                                   541              40                (9)              --               572
- --------------------------------------------------------------------------------------------------------------

*   Converted from ALL FOR ONE single price point format to ITZADEAL! merchandising concept.
**  Includes one temporary store closing due to flood conditions in the south.
*** Acquired certain assets on May 18, 1994.

The Company's retail business is somewhat seasonal. Due to the holiday season, the fourth quarter generally reflects higher net sales and net income than the other quarters. The first quarter is usually the least profitable reflecting the traditional slow retail sales period following the holiday season. Quarterly fluctuations in inventory balances are normal reflecting the opportunistic purchases available at any given time and the expansion of the Company's store base. Historically, on a per store basis, inventory levels are lower at the end of the fiscal year and build through the remaining three quarters of the year to a peak level in the third quarter. Accounts payable generally follow a trend similar to inventories.

SALES. Net sales in the second quarter of 1994 increased 16.4% to $272.8 million from $234.4 million in the 1993 period. For the twenty-six weeks ended July 30, 1994, net sales increased 15.9% to $515.1 million. Reflected in the quarterly and year-to-date sales gains are increases in net retail sales of 15.8% and 15.5%, respectively. Second quarter 1994 retail sales were effected by slow softline sales throughout most of the period. These sales continued to recover toward the end of the quarter. The year-to-date sales volume reflects the negative impact in each first quarter





                            FORM 10Q - Page 7 of 88

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - (Continued)
- -----------------------------------

of severe winter storms in many of the Company's market areas and the expansion of the Company's retail store base. For 1994 comparable store sales for stores open two full years at the beginning of fiscal 1994 declined 1.6% in the second quarter and 1.1% for the twenty-six week period. Comparable store sales increased 5.0% in the second quarter 1993 and were a positive 1.4% for the first six months of 1993.

GROSS PROFIT.   Gross profit, as a percentage of net sales, was 43.1% for the second quarter of 1994 and 42.6% for the year-to-date period. Comparable period gross profit percentages in the preceding year were 44.0% and 43.3%, respectively. Retail gross profit in the second quarter of 1994 and 1993 were 43.4% and 44.3%, respectively. For the first six months of 1994 retail gross profit was 43.0% compared to 43.7% in the prior year. The decline in gross profit percentage is primarily attributable to markdowns associated with softlines offset slightly by benefits realized from inventory control programs.

SELLING AND ADMINISTRATIVE EXPENSES.   Selling and administrative expenses as a
percent of net sales were 38.4% in the second quarter of 1994 and 38.7% for the comparable 1993 period. For the twenty-six week periods of 1994 and 1993 the percentages were 39.2% and 39.9%, respectively. The improvement reflects the reduction of previously recognized operating expenses, leverage from store growth on corporate fixed expenses, the benefits of implemented cost controls, and general operating efficiencies.

INTEREST EXPENSE.   Interest expense increased $0.3 million in the second
quarter of 1994 compared to the same 1993 period. This rise reflects an increase in the weighted average seasonal borrowings, higher effective interest rates on seasonal borrowings, and the benefit of capitalized interest associated with the construction of an addition to the Company's warehouse facility.

INCOME TAXES.   The Company's effective income tax rate has increased from
40.0% in fiscal 1993 to 41.0% in 1994. The increase represents higher tax rates in certain states which the Company operates, the utilization of state operating loss carryforwards and a reduction in the benefits from Targeted Jobs Tax Credits.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financing for store expansion, capital expenditure programs, and seasonal operating requirements are financed by internally generated funds and available credit facilities. The Company has a $90 million revolving credit facility through June 1, 1996, and a $50 million letter of credit facility through June 1, 1995. Seasonal increases in the revolving credit and letter of credit facility to $110 million and $75 million, respectively are available. Additional uncommitted credit facilities totaling $55 million are utilized as needed. Availability under all credit agreements at July 30, 1994, totaled $70.8 million. The Company believes that sufficient amounts of capital resources are available, or readily obtainable, to achieve both short-term plans and long-term goals.





                            FORM 10Q - Page 8 of 88

                          PART II - OTHER INFORMATION


                 Item 1.    Legal Proceedings.  Not applicable.

                 Item 2.    Changes in securities. Not applicable.

                 Item 3.    Defaults Upon Senior Securities.  Not applicable.

                 Item 4.    Submission of Matters to a Vote of Security Holders.

                            (a) The Company's Annual Meeting was held on June
                                7, 1994.

                            (b) The number of shares of voting Common Stock,
                                $.01 par value per share, outstanding as of April 26, 1994, the record date, was 46,601,463.

                            (c) Proxies were solicited by management pursuant
                                to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

                            (d) A proposal to approve an amendment to the
                                Company's bylaws, creating three classes of Directors with staggered three year terms was turned down by a vote of the stockholders.

                                The vote on this proposal was:

                                For: 15,590,825    Against: 22,321,711
                                     ----------             ----------
                                Abstain:   738,418
                                         ---------

                            (e) A proposal to approve the Consolidated Stores
                                Corporation Key Executive Incentive
                                Compensation Plan was approved a majority vote of the stockholders.

                                The vote on this proposal was:

                                For: 40,175,619        Against:  1,061,978
                                     ----------                 ----------
                                Abstain:   277,993
                                         ---------

                 Item 5.    Other Information.  Not applicable.





                            FORM 10Q - Page 9 of 88

                 Item 6.    Exhibits and Reports on Form 8-K.

                            (a) Exhibits.

                        Exhibit No.                             Document
                        --------------------------------------------------------

                            10 Credit Agreement dated May 27, 1994, among Consolidated Stores Corporation and
                                      C. S. Ross Company and National City
                                      Bank, Columbus, NBD Bank, N. A., Bank
                                      One, Columbus, N. A. and The Bank of
                                      Tokyo Trust Company.


                            10(a) Credit Guarantee dated May 27, 1994, by Consolidated Stores Corporation and TRO, Inc. in favor of National City Bank, Columbus, NBD Bank, N. A., Bank One, Columbus, N. A. and The Bank of Tokyo Trust Company.


                            10(b) Credit Guarantee dated May 27, 1994, by subsidiaries of Consolidated Stores Corporation jointly and severally in favor of National City Bank, Columbus, NBD Bank, N. A., Bank One, Columbus, N.
                                      A. and The Bank of Tokyo Trust Company


                            (27)      Financial Data Schedule


                            (b) Reports on Form 8-K.  None





                            FORM 10Q - Page 10 of 88

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

                                        CONSOLIDATED STORES CORPORATION
                                        -------------------------------
                                                 (Registrant)




Dated: September 12, 1994               By: /s/ Michael J. Potter
                                            --------------------------
                                            Senior Vice President, Chief
                                            Financial Officer and Chief
                                            Accounting Officer





                            FORM 10Q - Page 11 of 88