Form 10-Q
period 1994-10-29
CONSOLIDATED STORES CORP /DE/
filed 1994-12-06
CIK 768835

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1994   Commission file number 1-8897

                       CONSOLIDATED STORES CORPORATION

                            A Delaware Corporation
                              IRS No. 06-1119097
                     1105 North Market Street, Suite 1300
                                P.O. Box 8985
                         Wilmington, Delaware  19899
                                (302) 478-4896





Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of November 29, 1994, was 46,823,933 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                             CONSOLIDATED STORES CORPORATION
                              QUARTERLY REPORT ON FORM 10-Q



                                        INDEX
                                        -----
                                                                                                 Page
                                                                                                 ----
    PART I - Financial Information

             Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets                                          3

                   Condensed Consolidated Statements of Income                                    4

                   Condensed Consolidated Statements of Cash Flows                                5

                   Notes to Condensed Consolidated Financial Statements                           6

             Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                              7

    PART II - Other Information                                                                   9

    Signatures                                                                                    10

    Exhibit 27                                                                                    11

                                                      FORM 10-Q Page 2 of 11

                                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands)
                                                                               October 29,    January 29,
                                                                                  1994           1994*
===========================================================================================================
ASSETS
  Current Assets:
    Cash and cash equivalents                                                   $ 16,258        $ 24,873
    Accounts receivable                                                            6,997           4,865
    Inventories                                                                  385,634         252,880
    Prepaid expenses and deferred income taxes                                    34,728          28,211
- - -----------------------------------------------------------------------------------------------------------
        Total current assets                                                     443,617         310,829
- - -----------------------------------------------------------------------------------------------------------
  Property and equipment - net                                                   162,664         147,848
  Other assets                                                                     6,351           9,543
- - -----------------------------------------------------------------------------------------------------------
                                                                                $612,632        $468,220
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current maturities
    of long-term obligations                                                    $ 34,600        $     --
  Accounts payable                                                               119,147          81,545
  Accrued liabilities and income taxes                                            36,777          54,755
- - -----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                190,524         136,300
- - -----------------------------------------------------------------------------------------------------------
  Long-term obligations, less current maturities                                 120,000          50,000
  Deferred income taxes and other liabilities                                     25,150          23,385
  Stockholders' equity:
    Preferred stock - authorized 2,000,000 shares,
    $.01 par value; none issued                                                       --              --
    Common stock - authorized 90,000,000 shares,
    $.01 par value; shares issued 46,807,273 and
    46,485,428, respectively                                                         468             465
    Non-voting common stock - authorized 8,000,000
     shares, $.01 par value; none issued                                              --              --
    Additional paid-in capital                                                    93,212          89,817
    Retained earnings                                                            182,647         165,479
    Other adjustments                                                                631           2,774
- - -----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                               276,958         258,535
- - -----------------------------------------------------------------------------------------------------------
                                                                                $612,632        $468,220
===========================================================================================================

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.


                                        FORM 10-Q Page 3 of 11

                                         CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (In thousands, except earnings per share data)


                                                                 Thirteen weeks ended        Thirty-nine weeks ended
                                                               -------------------------     -----------------------
                                                               October 29,   October 30,     October 29,  October 30,
                                                                  1994        1993             1994         1993
       ===============================================================================================================
         Sales                                                  $310,108     $261,058         $825,200    $705,678

         Costs and expenses:
           Cost of sales                                         174,484      145,999          470,239     398,007
           Selling and administrative expenses                   119,188      102,117          321,297     279,593
           Interest expense                                        2,600        1,713            5,382       4,575
           Other - net                                               149         (106)           (817)      (1,039)
       ---------------------------------------------------------------------------------------------------------------
                                                                 296,421      249,723          796,101     681,136
       ---------------------------------------------------------------------------------------------------------------
              Income before income taxes                          13,687       11,335           29,099      24,542
         Income taxes                                              5,612        4,533           11,931       9,819
       ---------------------------------------------------------------------------------------------------------------
         Net income                                             $  8,075     $  6,802         $ 17,168    $ 14,723
       ===============================================================================================================

         Income per common and common
           equivalent share                                     $    .17     $    .14         $    .36    $    .31
       ===============================================================================================================

         Weighted average number of
           common and common equivalent
           shares outstanding                                     48,076       48,026           48,037      47,913
       ===============================================================================================================

       The accompanying notes are an integral part of these condensed financial statements.

                                            FORM 10-Q Page 4 of 11

                                         CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                                   Thirty-nine weeks ended
                                                                                ---------------------------------
                                                                                October 29,          October 30,
                                                                                  1994                  1993
=================================================================================================================
Cash provided by (used for) operations:

  Net income                                                                    $  17,168            $  14,723
  Items not effecting cash:
    Depreciation and amortization                                                  18,793               17,051
    Deferred income taxes                                                          (3,442)               1,491
    Other                                                                             591                7,419
    Changes in assets and liabilities                                            (115,283)             (93,134)
- - -----------------------------------------------------------------------------------------------------------------
      Net cash used for operations                                                (82,173)             (52,450)
- - -----------------------------------------------------------------------------------------------------------------

Cash provided by (used for) investment activities:

  Capital expenditures                                                            (34,860)             (35,738)
  Other                                                                               (15)                 308
- - -----------------------------------------------------------------------------------------------------------------
      Net cash used for investment activities                                     (34,875)             (35,430)
- - -----------------------------------------------------------------------------------------------------------------

Cash provided by financing activities:

  Net proceeds from credit agreements                                             104,600               63,500
  Exercise of stock options                                                           726                  811
  Increase in deferred credits                                                      3,107                   --
- - -----------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                   108,433               64,311
- - -----------------------------------------------------------------------------------------------------------------
  Decrease in cash                                                              $  (8,615)            $(23,569)
=================================================================================================================

  Supplemental Data
  -----------------

    Income taxes paid                                                           $ 24,752             $ 14,642
    Interest paid                                                               $  7,595             $  6,053


  The accompanying notes are an integral part of these condensed financial statements.


                                        FORM 10-Q Page 5 of 11

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed consolidated balance sheet at October 29, 1994, and the condensed consolidated statements of income and statements of cash flows for the thirteen and thirty-nine week periods ended October 29, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at October 29, 1994, and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 29, 1994. The results of operations for the period ended October 29, 1994, may not necessarily be indicative of the operating results for the full year.

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





                            FORM 10Q Page 6 of 11

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------

TRENDS. The Company is a leading retailer and wholesaler of closeout merchandise. At October 29, 1994, retail operations were conducted through 483 ODD LOTS/BIG LOTS and 22 iTZADEAL! specialty retail stores, 158 ALL FOR ONE single price point retail stores and 82 TOY LIQUIDATORS/TOYS UNLIMITED STORES
(TOYS) discount toy stores. In comparison, there were 428 ODD LOTS/BIG LOTS and 173 ALL FOR ONE stores in operation at the end of the 1993 third quarter. Wholesale operations are conducted under the name of CONSOLIDATED INTERNATIONAL and WISCONSIN TOY. It is anticipated 55 net new ODD LOTS/BIG LOTS and 20 to 30 iTZADEAL! stores will be opened in fiscal 1994. A summary of change in the number of stores in operation is presented below.


                                  Beginning                                          Format           End of
                                  of Year          Opened           Closed           Conversion*      Quarter
- - ---------------------------------------------------------------------------------------------------------------
            1994
ODD LOTS/BIG LOTS                  432              65               (14)              --               483
ALL FOR ONE                        177              --                (8)             (11)              158
iTZADEAL!                          --               11                --               11                22
TOYS**                             --               82                --               --                82
- - ---------------------------------------------------------------------------------------------------------------
                                  609              158               (22)              --               745
- - ---------------------------------------------------------------------------------------------------------------

            1993
ODD LOTS/BIG LOTS                  381              61               (14)              --               428
ALL FOR ONE                        160              16                (3)              --               173
iTZADEAL!                           --              --                --               --                --
TOYS                                --              --                --               --                --
- - ---------------------------------------------------------------------------------------------------------------
                                   541              77               (17)              --               601
- - ---------------------------------------------------------------------------------------------------------------

*    Converted from ALL FOR ONE single price point format to iTZADEAL! merchandising concept.
**   Acquired certain assets on May 18, 1994.

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

SALES. Net sales in the third quarter of 1994 increased 18.8% to $310.1 million from $261.1 million. For the thirty-nine weeks ended October 29, 1994, net sales increased 16.9% to $825.2 million. Reflected in the quarterly and year-to-date sales gains are increases in net retail sales of 18.5% and 16.6%, respectively. The year to date sales volume reflects the negative impact in each first

                             FORM 10Q Page 7 of 11

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - (Continued)
- - -----------------------------------

quarter of severe winter storms in many of the Company's market areas in addition to the expansion of the Company's retail store base. For 1994 comparable store sales for stores open two full years at the beginning of fiscal 1994 increased 2.0% in the third quarter and were even for the thirty-nine week period. In the prior year comparable store sales increased 4.0% in the third quarter and were a positive 2.2% for the year to date period.

GROSS PROFIT.   Gross profit, as a percentage of net sales, was 43.7% for the third quarter of 1994 and 43.0% for the year-to-date period. In contrast gross profit percentages in the preceding year were 44.1% and 43.6%, respectively. Retail gross profit in the third quarter of 1994 and 1993 were 44.2% and 44.6%, respectively. For the first nine months of 1994 retail gross profit was 43.4% compared to 44.0% in the prior year. The decline in gross profit percentage is primarily attributable to markdowns associated with softlines offset slightly by benefits realized from inventory control programs.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percent of net sales were 38.4% and 39.1% in the third quarters of 1994 and 1993, respectively. For the thirty-nine week periods of 1994 and 1993 selling and administrative expenses were 38.9% and 39.6% of net sales. The improvement reflects the reduction of previously recognized operating expenses, leverage from store growth on corporate fixed expenses, the benefits of implemented cost controls, and general operating efficiencies.

INTEREST EXPENSE.   Interest expense increased $0.9 million in the third
quarter of 1994 compared to the same 1993 period. This rise reflects an increase in the weighted average seasonal borrowings and higher effective interest rates on seasonal borrowings offset to some extent by the benefit of capitalized interest associated with the construction of a addition to the Company's warehouse facility.

INCOME TAXES.   The Company's effective income tax rate has increased from
40.0% in fiscal 1993 to 41.0% in 1994. The increase represents higher tax rates in certain states which the Company operates, the utilization of state operating loss carryforwards and a reduction in the benefits from Targeted Jobs Tax Credits.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Financing for store expansion, capital expenditure programs, and seasonal operating requirements are financed by internally generated funds and available credit facilities. The Company has a $90 million revolving credit facility through June 1, 1996, and a $50 million letter of credit facility through June 1, 1995. Seasonal increases in the revolving credit and letter of credit facility to $110 million and $75 million, respectively are available. Additional uncommitted credit facilities totaling $55 million are utilized as needed. Availability under all credit agreements, including seasonal increases, at October 29, 1994, totaled $100.3 million. The Company believes that sufficient amounts of capital resources are available, or readily obtainable, to achieve both short-term plans and long-term goals.


                            FORM 10Q Page 8 of 11

                         PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.  Not applicable.


Item 2.    Changes in securities. Not applicable.


Item 3.    Defaults Upon Senior Securities.  Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders.


           No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders.


Item 5.    Other Information.  Not applicable.


Item 6.    Exhibits and Reports on Form 8-K.


           (a) Exhibits.

    Exhibit No.                 Document
    -----------  ------------------------------------------------

        27       Financial Data Schedule

            (b) Reports on Form 8-K.  None



                            FORM 10Q Page 9 of 11

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



                                        CONSOLIDATED STORES CORPORATION
                                        -------------------------------
                                                  (Registrant)




Dated: November 29, 1994                By: /s/ Michael J. Potter
                                            -----------------------------
                                            Senior Vice President, Chief
                                            Financial Officer and Chief
                                            Accounting Officer





                            FORM 10Q Page 10 of 11