Form 10-K
period 1995-01-28
CONSOLIDATED STORES CORP /DE/
filed 1995-04-25
CIK 768835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 28, 1995
                         Commission file number 1-8897


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

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 1O-K or any amendment to
this FORM 1O-K [   ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $948,695,418 on March 31, 1995. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 47,140,145 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of March 31, 1995, was 47,255,618 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                      Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement are incorporated into Part III.

                                 FORM 10 - K



                                ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                              TABLE OF CONTENTS


                                    PART I

                                                                        Page

Item 1.       Business                                                     3
Item 2.       Properties                                                   5
Item 3.       Legal Proceedings                                            6
Item 4.       Submission of Matters to Vote of Security Holders            6


                                   PART II

Item 5.       Market for the Registrant's Common Equity and
                 Related Stockholder Matters                               7
Item 6.       Selected Financial Data                                      7
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9
Item 8.       Financial Statements and Supplementary Data                 12
Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                     25


                                   PART III


Item 10.      Directors and Executive Officers of the Registrant          25


Item 11.      Executive Compensation                                      25

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management                                               25


Item 13.      Certain Relationships and Related Transactions              25



                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                              25

                                     PART I


ITEM 1 BUSINESS

GENERAL

At January 28, 1995, Consolidated Stores Corporation (Company) operated 752 retail stores in 38 states and is the largest close-out retail company in the world. Retail stores operate under the names Odd Lots, Big Lots, All for One
(AFO), iTZADEAL! (IAD), Toy Liquidators, and Toys Unlimited. The Company considers the general economic conditions of all markets in which it has retail operations to be good. Consumer goods are also sold on a wholesale basis throughout the continental United States.

The Company purchases and sells large quantities of close-out merchandise generally obtained at a fraction of the initial wholesale price. Merchandise is comprised of new, primarily brand name products, obtained from manufacturers' excess inventories and overruns, packaging changes, or discontinued goods that have not been sold successfully through traditional retail channels. Manufacturers' reconditioned merchandise is also sold on a regular basis.

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

PURCHASING

Purchasing for the retail operations is conducted by a single group of buyers. This buying group purchases merchandise from sources throughout the world and continually seeks values created by any close-out circumstances. The primary sources of merchandise are manufacturers, distributors, and importers. Many manufacturers and wholesalers offer some or all of their close-out merchandise to the Company prior to attempting to dispose of it through other channels. Historically, there have been various sources of supply available for each category of merchandise sold.

In many cases, the Company has developed valuable sources from which it obtains certain lines of merchandise on a continuing basis. The Company has purchase commitments to acquire certain lines of paper products over the next four years or as later may be extended. Utilization of purchase commitments in the future will be evaluated based on the general availability of the line of merchandise offered and other economic and operational factors. Long term purchase commitments are not, and are not foreseen to become, a major source of merchandise in the future.

RETAIL OPERATIONS - ODD LOTS AND BIG LOTS

Certain general categories of merchandise are offered on a continual basis, although specific lines, products and manufacturers change frequently. Inventories depend primarily on the types of merchandise available for acquisition at any given time.

Historically, Odd Lots and Big Lots stores have offered substantial savings on housewares, electronics, hardware, tools, automotive supplies, food items, health and beauty aids, sporting goods, toys, jewelry and softgoods. The stores also carry on a regular basis consumer items such as paint, batteries, electrical wire and accessories, trash bags, pet food, hand tools, greeting cards, and seasonal goods, including Christmas items, which are purchased directly from manufacturers, suppliers and importers on a recurring basis.

The stores advertise primarily in circulars and have also engaged in a limited amount of advertising on television and radio. During the fiscal year ended January 28, 1995, advertising expenditures were approximately 3.0% of net sales.

All Odd Lots and Big Lots stores are leased facilities which are located in strip shopping centers or are free standing. Generally, locations of 20,000 to 40,000 square feet are solicited with emphasis on locations of 22,000 to 30,000 square feet. Primary in selecting suitable store locations are existing structures which can be refurbished in a manner consistent with the intended merchandising concept. Stores range in total size from 10,080 to 81,193 square feet and average approximately 27,900 square feet in size. Approximately 71.8% of the area of each store represents selling space.

During the fiscal year ended January 28, 1995, 79 Odd Lots and Big Lots stores were opened, 23 closed, and it is estimated that by the end of the current fiscal year approximately 65 (50 - 55 net of store closings) new stores will be opened. Generally, a new store is profitable in its first full year of operation. Stores considered for closing are selectively evaluated by a committee comprised of management, to established profitability standards. The cost of opening a new store in a leased facility is approximately $550,000 to $650,000, including inventory.

ALL FOR ONE AND ITZADEAL! (AFO/IAD)

All AFO/IAD stores are located in fully enclosed malls or high traffic strip centers with major anchor stores. The AFO/IAD concept draws on pedestrian traffic in these locations to attract the value shopper who buys on impulse. Each store carries a varied line of value-oriented general consumer merchandise, similar to the categories available in Odd Lots and Big Lots stores. AFO stores combine the value of quality merchandise, in a lively exciting environment, principally at a single price point of one dollar. A limited amount of floor space in selected AFO stores is dedicated to offering merchandise at a price point above one dollar. The area dedicated to price points over one dollar in any particular store is dependent on available space, lease restrictions, if any, and the demographics of a particular location. IAD stores offer a range of close-out consumer merchandise at various price points generally under $10.

In general, the AFO operations do not independently advertise merchandise available for sale. Advertising by participation in mall or strip center sponsored programs are the only regularly scheduled advertising promotions.

During fiscal 1994, the Company opened 15 IAD stores, converted 12 AFO formats to IAD and closed 10 AFO stores. All stores are located in leased facilities and range in total size from 1,833 to 8,450 square feet and average approximately 3,850 square feet. Approximately 75.2% of the area of each store represents selling space. Generally, locations of 3,000 to 7,000 square feet are considered desirable for lease.

The cost of opening a store in a leased facility averages approximately $150,000 to $300,000, including inventory. Approximately 35 net new IAD store openings are anticipated in 1995.

TOY LIQUIDATORS AND TOYS UNLIMITED (TOYS)

In May 1994, the Company acquired certain assets (consisting primarily of inventories, leases, store fixtures and equipment) of 82 toy stores in 35 states. These stores were, and continue to be, operated under the name Toy Liquidators and Toys Unlimited. Each store offers a varied line of close-out toys to consumers. Many of the items offered in the toy stores are acquired from vendors offering similar merchandise to other retail operations of the Company. Purchasing for the toy business is centralized with all other purchasing operations of the Company.

Retail toy store operations are conducted from leased facilities, with 80 located in manufacturers' outlet malls and 2 in strip shopping centers. The stores average 4,888 square feet in total size and range from 3,496 to 7,578 square feet. Approximately, 84.2% of the stores total square footage is selling space. The Company estimates 35 net new toy store openings in 1995.

DISTRIBUTION AND TRANSPORTATION

Substantially all merchandise distribution activities are conducted from central distribution facilities located in Columbus, Ohio. A majority of the merchandise purchased for the stores is shipped by common carrier directly to the distribution facilities and from there is shipped by truck and rail to the stores utilizing a dedicated fleet of outside transportation companies and contract carriers.

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

ASSOCIATES

At January 28, 1995, the Company had 18,837 active associates. At any time throughout fiscal 1994, approximately two-thirds of the associates were employed on a part-time basis. Temporary associates hired during the Christmas selling season increased the number of associates to a peak of 24,240 in fiscal 1994. The relationship with associates is considered to be good and the Company is not a party to any labor agreements.

COMPETITIVE CONDITIONS

The retail operations compete with discount department stores, deep discount drugstore chains, and other value oriented specialty retailers. The Company also competes with numerous distributors, jobbers, exporters, dealers, and others which sell many of the items sold wholesale by the registrant. Competition is often intense; however, by reason of the ability to make opportunistic purchases of close-out, bulk, and surplus items, the Company believes its prices compare favorably with those of its competitors.

There is increasing competition for the purchase of such merchandise. The Company believes that it has, and will continue to have, sufficient sources to enable it to continue purchasing such merchandise at favorable prices in the future.

ITEM 2 PROPERTIES

CORPORATE, WAREHOUSE AND DISTRIBUTION

The Company owns a 2,887,000 square foot fully mechanized office, warehouse and distribution facility located in Columbus, Ohio. Approximately 150,000 square feet of this facility is utilized as office space for corporate offices. The balance represents warehouse and distribution space. Warehousing and distribution is also conducted from leased locations principally located in central Ohio which total approximately 626,000 square feet. Substantially all merchandise sold by the Company is received at a distribution center and is processed for retail sale, as necessary, and distributed to the retail location or wholesale customer.

STORES

All stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical store lease is for an initial term of three to five years with a five-year renewal option. The following tables set forth store lease expiration and state location information for existing leases at January 28, 1995.

                                                                                Number of Leases Expiring Without
                                   Number of Leases Expiring                              Renewal Options
                      -----------------------------------------------    -----------------------------------------------
          Fiscal        Odd Lots      AFO                                 Odd Lots        AFO
           Year         Big Lots      IAD          Toys       Total       Big Lots        IAD        Toys        Total
        ---------     ---------    ---------    ---------   ---------    ---------     ---------   ---------   ---------
           1995            63          12           14          89           11            4          4            19
           1996            92          21           12         125           21            9          4            34
           1997           108          81           16         205           24           28          3            55
           1998            73          25           20         118           22           14         14            50
           1999            98          18           10         126           31           17          5            53
     2000 and beyond       54          25           10          89           27           25          6            58
                      ---------    ---------    ---------   ---------    ---------     ---------   ---------   ---------
                          488         182           82         752          136           97         36           269

Of the 182 AFO leases 104 are in enclosed malls and 78 are in strip centers.

                                                  Number of Stores Open
            -------------------------------------------------------------------------------------------------------
            Odd Lots     AFO                                           Odd Lots        AFO
              and        and                                             and           and
            Big Lots     IAD       Toys     Total                      Big Lots        IAD        Toys      Total
            --------   --------  --------  --------                    --------     --------    --------   --------
 Alabama      13          --         2        15            Missouri       12           --          2         14

 Arizona      --          --         3         3            Mississippi     2           --         --          2

 California   --          --        10        10            N. Carolina    20           --          1         21

 Colorado     --           5         1         6            Nebraska       --            2          2          4

 Connecticut  --          --         1         1            Nevada         --           --          1          1

 Delaware     --          --         1         1            New York        5           --          4          9

 Florida      51          12         5        68            Ohio          105           56          2        163

 Georgia      31          --         3        34            Oklahoma       --           --          1          1

 Iowa         --           7         2         9            Oregon         --           --          3          3

 Idaho        --          --         1         1            Pennsylvania   21            9          3         33

 Illinois     20          22        --        42            S. Carolina    14           --          3         17

 Indiana      36          15         3        54            Tennessee      35            1          2         38

 Kansas        3          --         1         4            Texas          --           --          5          5

 Kentucky     29          12         3        44            Utah           --           --          2          2

 Louisiana    --          --         2         2            Virginia       24            3          2         29

 Maryland      3           2         1         6            Washington     --           --          2          2

 Maine        --          --         1         1            Wisconsin      10           --          1         11

 Michigan     32          23         3        58            West Virginia  22            6          1         29

 Minnesota    --           6         2         8            Wyoming        --            1         --          1


                                         Odd Lots        AFO
                                           and           and
                                         Big Lots        IAD           Toys        Total
                                         --------      --------      --------    ---------
                     Total Stores           488          182           82           752

                     Number of states        20           16           35            38


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

EXECUTIVE OFFICERS OF THE COMPANY
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.)

                                                                                               Officer
                Name                Age                        Offices Held                     Since
      --------------------------  --------    --------------------------------------------   ----------

      William G. Kelley             49        Chairman of the Board and Chief Executive          1990
                                                Officer

      Brady J. Churches             36        President                                          1981

      Jerry D. Sommers              44        Executive Vice President, Merchandising            1987

      Albert J. Bell                35        Sr. Vice President, Legal, Real Estate,            1988
                                                Secretary and General Counsel

      Michael J. Potter             33        Sr. Vice President and Chief Financial             1991
                                                Officer

      James A. McGrady              44        Vice President and Treasurer                       1991

      Mark D. Shapiro               35        Vice President and Controller                      1994

      James E. Eggenschwiler        36        Director - Legal, Assistant General Counsel        1992
                                                and Assistant Secretary

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "CNS." The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated.

                                            1994                                 1993
                                ----------------------------        ---------------------------
                                   High              Low               High             Low
                                ----------       -----------        -----------     -----------
       First Quarter              $ 20            $ 16-3/4           $ 20-1/8         $ 14-1/8

       Second Quarter               17-1/4          11-1/2             19-1/2           14-3/4

       Third Quarter                18-1/2          11-7/8             22-1/8           16-1/2

       Fourth Quarter               19-3/8          15-3/4             22-1/4           17-1/4


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

                                                                                Fiscal Year Ended
                                          ==========================================================================================
                                Six Year
                                 Annual
                                 Growth   January 28,  January 29,  January 30,  February 1,  February 2,  February 3,  January 28,
                                  Rate       1995         1994         1993        1992          1991        1990*        1989
====================================================================================================================================
                                                  ($ In thousands except earnings per share and sales per sq. ft. )
 STATEMENT OF OPERATIONS DATA:
   Net sales:
     Odd Lots and Big Lots        10.8%   $1,112,087  $  941,471   $  837,805    $  744,896    $  662,050  $  593,519  $  601,008
     All for One and iTZADEAL!     **         93,590      92,283       72,986         7,685            --          --          --
     Toy Liquidators and Toys
       Unlimited                   **         45,937          --           --            --            --          --          --
- ------------------------------------------------------------------------------------------------------------------------------------
       Total Retail               13.0     1,251,614   1,033,754      910,791       752,581       662,050     593,519     601,008
     Other                         0.9        27,030      21,537       18,489        18,916        17,253      15,162      25,549
- ------------------------------------------------------------------------------------------------------------------------------------
                                  12.6     1,278,644   1,055,291      929,280       771,497       679,303     608,681     626,557
- ------------------------------------------------------------------------------------------------------------------------------------
   Cost of sales:
     Odd Lots and Big Lots        10.3       638,533     531,605      479,536       441,351       405,919     352,783     355,190
     All for One and iTZADEAL!     **         47,331      45,275       36,973         4,084            --          --          --
     Toy Liquidators and Toys
       Unlimited                   **         22,467          --           --            --            --          --          --
- ------------------------------------------------------------------------------------------------------------------------------------
       Total Retail               12.2       708,331     576,880      516,509       445,435       405,919     352,783     355,190
     Other                         1.6        20,163      16,358       13,895        14,047        14,267      10,999      18,362
- ------------------------------------------------------------------------------------------------------------------------------------
                                  11.8       728,494     593,238      530,404       459,482       420,186     363,782     373,552
- ------------------------------------------------------------------------------------------------------------------------------------
     Gross profit                 13.8       550,150     462,053      398,876       312,015       259,117     244,899     253,005
 Selling and administrative
   expenses                       13.5       451,411     386,116      334,494       273,704       243,878     233,442     211,407
 Unusual items                     **             --          --           --            --            --      16,692          --
- ------------------------------------------------------------------------------------------------------------------------------------
     Operating profit (loss)      15.5        98,739      75,937       64,382        38,311        15,239      (5,235)     41,598
   Other expense - net             6.7        (6,706)     (4,221)      (4,116)       (5,896)       (8,608)     (9,280)     (4,536)
- ------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income
   taxes                          16.4        92,033      71,716       60,266        32,415         6,631     (14,515)     37,062
 Income taxes (credit)            16.9        36,813      28,689       23,156        12,317         2,086      (7,561)     14,434
- ------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                16.0%   $   55,220  $   43,027   $   37,110    $   20,098    $    4,545  $   (6,954) $   22,628
====================================================================================================================================

 Earnings (loss) per common and
 common equivalent share of
   stock                          14.9%   $     1.15  $     0.90   $     0.78    $     0.44    $     0.10  $    (0.15) $     0.50
====================================================================================================================================
 Weighted average common and
   common equivalent shares
   outstanding (In thousands)      1.0%       48,077      47,976       47,676        45,797        45,615      45,456      45,238
                    ================================================================================================================
 BALANCE SHEET DATA:
   Working capital                        $  210,601  $  174,529   $  142,305    $  120,275    $  100,033  $  126,542  $  108,757
   Current ratio                                 2.2         2.3          2.2           2.2           2.3         3.0         2.4
   Total assets                           $  551,620  $  468,220   $  390,942    $  329,321    $  288,119  $  308,231  $  286,156
   Long-term obligations                  $   40,000  $   50,000   $   50,000        50,000    $   50,125  $   91,087  $   53,292
   Stockholders' equity                   $  315,234  $  258,535   $  209,459    $  170,520    $  149,940  $  144,776  $  150,998
 STORE OPERATING DATA:
 Average sales per square foot ***        $   121.71  $   119.86   $   115.64    $   108.57    $   100.68  $    93.26  $   103.14
   New stores opened
     Odd Lots and Big Lots                        79          71           47            37            24          46          28
     All for One and iTZADEAL!                    15          21          120            41            --          --          --
     Toy Liquidators and Toys Unlimited           82          --           --            --            --          --          --
- ------------------------------------------------------------------------------------------------------------------------------------
                                                 176          92          167            78            24          46          28
- ------------------------------------------------------------------------------------------------------------------------------------
   Stores closed
     Odd Lots and Big Lots                        23          20           24            16            23          18          15
     All for One                                  10           4           --             1            --          --          --
     Toy Liquidators and Toys  Unlimited          --          --           --            --            --          --          --
- ------------------------------------------------------------------------------------------------------------------------------------
                                                  33          24           24            17            23          18          15
- ------------------------------------------------------------------------------------------------------------------------------------
   Stores open at end of year
     Odd Lots and Big Lots                       488         432          381           358           337         336         308
     All for One and iTZADEAL!                   182         177          160            40            --          --          --
     Toy Liquidators and Toys Unlimited           82          --           --            --            --          --          --
- ------------------------------------------------------------------------------------------------------------------------------------
                                                 752         609          541           398           337         336         308
- ------------------------------------------------------------------------------------------------------------------------------------

     *  Consists of 53 weeks.       ** Not applicable.        *** Based on stores open the full period.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND TRENDS

The Company's business operations are comprised of one primary segment: the retail sale of "close-out" merchandise. At January 28, 1995, retail sales were conducted through 488 Odd Lots and Big Lots specialty retail stores offering merchandise at substantial discounts in addition to 27 iTZADEAL! (IAD) specialty close-out retail and 155 All for One (AFO) single price point retail stores. In May of 1994, 82 close-out toy stores were acquired which operate under the names of Toy Liquidators and Toys Unlimited (TOYS). Operations of Odd Lots and Big Lots have annually comprised in excess of 86% of the total sales and gross profit in each of the past three fiscal years. The number of stores in operation has significantly expanded over the past three years increasing from 398 at the start of fiscal 1992 to 752 in fiscal 1994. Funding for this store expansion, in addition to other capital requirements, has been provided by internally generated funds from operations supplemented on an interim basis by utilization of available credit facilities.

The retail operation is somewhat seasonal due to the fourth quarter holiday selling season. As such, the fourth quarter generally reflects higher net sales and income. In contrast, the first quarter of the fiscal year is generally the least profitable displaying the customary softness in retail sales following the holiday season. Quarterly fluctuations of inventory balances reflect the opportunistic purchases available at any given time and the increase in the number of stores. On a per store basis, inventories have traditionally been lower at the end of the fiscal year and build throughout the next three quarters to a peak level in anticipation of the holiday season.

RESULTS OF OPERATIONS

The table below compares components of the statements of earnings as a percent to sales and presents the percentage change to the prior year.

                                                         Percent of Net Sales                 Percent Change
                                                  --------------------------------        ---------------------
                                                    1994         1993        1992         1994-93       1993-92
          ========================================================================        =====================
          Sales                                   100.0%       100.0%       100.0%           21.2%        13.6%
          ------------------------------------------------------------------------        ---------------------
          Costs and expenses:

            Cost of sales                          57.0         56.2         57.1            22.8         11.8
            Selling and administrative             35.3         36.6         36.0            16.9         15.4
              expenses
            Interest expense                        0.5          0.6          0.6            24.5          2.0
            Other income - net                      --          (0.2)        (0.2)          (66.6)         0.6
          ------------------------------------------------------------------------        ---------------------
                                                   92.8         93.2         93.5            20.6         13.2
          ------------------------------------------------------------------------        ---------------------
          Income before income taxes                7.2          6.8          6.5            28.3         19.0
          Provision for income taxes                2.9          2.7          2.5            28.3         23.9
          ------------------------------------------------------------------------        ---------------------
          Net income                                4.3%         4.1%         4.0%           28.3%        15.9%
          ========================================================================        =====================


SALES

Significant increases in sales have been realized over the past three fiscal years. These increases have resulted primarily from the expanded number of retail stores in operation and increases in comparable store sales (stores open more than two years at the beginning of the year).

Sales increased 21.2% to a record $1.279 billion in 1994 compared to $1.055 billion in 1993, which was 13.6% above 1992. Store sales from 176 new stores, including sales of $45.9 million from 82 toy stores acquired in May of 1994, contributed $178.4 million, 79.9% of the 1994 increase. The $106.7 million in sales from 92 new stores opened in 1993 accounted for 84.6% of that year's sales gain. Comparable store sales increases of 3.5%, $24.3 million, in 1994 and 1.8%, $11.2 million, in 1993 contributed approximately 10.9% and 8.9% of those respective years' overall sales increases.

   Components of sales are presented below:
                                                                               Fiscal Year
                                     ---------------------------------------------------------------------------------------------
                                                  1994                             1993                              1992
                                     ---------------------------------------------------------------------------------------------
                                                    Pct. to No. of                 Pct. to No. of                  Pct. to No. of
($ in thousands)                        Sales       Total     Stores      Sales    Total    Stores      Sales       Total   Stores
==================================================================================================================================
Stores open two or more years at
  the beginning of the fiscal year   $  719,728        56.3%   326    $   635,423  60.2%     277      $ 604,681      65.1%    273
Stores open less than two years at
  the beginning of the fiscal year      329,093        25.7    250        270,624  25.7      240        163,767      17.6     101
Stores opened in the fiscal period      178,382        14.0    176        106,661  10.1       92        114,825      12.3     167
- ----------------------------------------------------------------------------------------------------------------------------------
Total retail sales for stores open
  at end of fiscal year                1,227,203       96.0    752      1,012,708  96.0      609        883,273      95.0     541
Stores closed in the fiscal period        24,411        1.9     33         21,046   2.0       24         27,518       3.0      24
- ----------------------------------------------------------------------------------------------------------------------------------
Total retail sales                     1,251,614       97.9    785      1,033,754  98.0      633        910,791      98.0     565
Other                                     27,030        2.1  =====         21,537   2.0    =====         18,489       2.0   =====
- -----------------------------------------------------------           -----------------               -------------------
Total sales                          $ 1,278,644     100.0%           $ 1,055,291 100.0%              $ 929,280     100.0%
===========================================================           =================               ===================
Comparable store sales
  percent increase                          3.5%                              1.8%                              4.3%


Net sales of Odd Lots and Big Lots increased 18.1%, $170.6 million, compared to a 12.4%, $103.7 million, increase in 1993. AFO/IAD sales increased $1.3 million, 1.4%, in 1994 compared to a 26.4%, $19.3 million, increase in 1993. The AFO/IAD sales increase in 1994 slowed primarily as a result of net store openings which have been reduced from 120 in 1992 to 17 and 5 in 1993 and 1994, respectively.

GROSS PROFIT

Gross profit for 1994 was $550.2 million, 43.0% of sales, compared to $462.1 million, or 43.8% of 1993 sales. Contributing to the 1994 gross profit percent decline was a planned reduction of softlines, primarily apparel, achieved in the first and second quarters, and a move to improve merchandise mix by utilization of slightly lower margin, higher turn goods. Improved inventory shrink results also enhanced gross profits in 1993 and 1992. On an ongoing basis the age and other relevant considerations relating to merchandise presented for sale is reviewed. As a result, inventory valuation allowances, primarily for inventory aging and similar items, are adjusted throughout the year.

An analysis by division of the contribution to total gross profit follows:

                                                                        Fiscal Year
                                     -------------------------------------------------------------------------------------
                                             1994                           1993                            1992
                                     ---------------------        -----------------------        -------------------------
                                     Gross         Pct. to           Gross        Pct. to          Gross         Pct. to
($ in thousands)                     Profit         Total            Profit        Total           Profit         Total
==========================================================        =======================        =========================

Odd Lots and Big Lots              $ 473,554         86.1%        $ 409,866         88.7%        $ 358,269           89.8%
All for One and ITZADEAL!             46,259          8.4            47,008         10.2            36,013            9.0
Toy Liquidators and Toys Unlimited    23,470          4.3                --           --                --             --
- ----------------------------------------------------------        -----------------------        -------------------------
 Total retail                        543,283         98.8           456,874         98.9           394,282           98.8
Other                                  6,867          1.2             5,179          1.1             4,594            1.2
- ----------------------------------------------------------        -----------------------        -------------------------
 Total gross profit                $ 550,150        100.0%        $ 462,053        100.0%        $ 398,876          100.0%
==========================================================        =======================        =========================

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses as a percent to sales decreased to 35.3% from 36.6% and 36.0% in 1993 and 1992, respectively. The decrease in 1994 reflects a 16.9% increase in cost compared to 1993 which is less than the 21.2% overall sales dollar increase. This has been accomplished principally from continued expense controls, the benefits realized from consolidation of administrative functions, and leveraging of fixed operating expenses on the higher sales. The increase of 15.4% between 1993 and 1992 is slightly higher than the 13.6% comparative increase in net sales reflecting the effect of fixed store operating expenses on a lower than planned 1993 sales base.

INTEREST EXPENSE

Interest expense as a percent to net sales was .5% in 1994, and .6% in 1993 and 1992. The volume of interest expense increased 24.5% in 1994 compared to a 2.0% increase in 1993. For 1994 the volume increase is associated with greater weighted average seasonal borrowings throughout the year associated with higher inventory levels to support the increased number of stores in operation and the acquisition of the toy operations. Higher effective interest rates on seasonal borrowings also impacted the volumes in 1994 and 1993.

INCOME TAXES

The effective tax rate was 40.0% in fiscal 1994 and 1993 compared to 38.4% in 1992. In 1993, the Omnibus Budget Reconciliation Act of 1993 (Act) was signed into law. Major provisions of the Act affecting the Company increased the Federal income tax rate from 34.0% to 35.0% and provided for the retroactive extension of the Targeted Jobs Tax Credit (TJTC) to January 1, 1995. Benefits recognized from TJTC as a reduction of the effective tax rate in the prior three fiscal years have been 1.1%, .7%, and 1.0%, respectively. Realization of any future TJTC benefits are subject to Federal legislation. The Company acquired a corporate owned life insurance investment in 1994 which reduced the effective tax rate by .5%.

CAPITAL RESOURCES AND LIQUIDITY

Sources of liquidity over the past three years have been derived from two primary sources: operations and borrowings from available credit facilities. Net cash provided from operating activities over the last three fiscal years, as detailed in the consolidated statements of cash flows, have been $59.7 million, $29.4 million, and $34.9 million. As necessary, the Company utilized its available credit facilities to supplement cash provided from operations, principally for store expansion, seasonal inventory purchases, and capital expenditure programs. In 1994 and 1993, long-term purchase commitments provided a source of capital not previously utilized. Future use of such long-term commitments are not anticipated to provide any significant capital resources. The cash provided from operations over the past three fiscal years has been sufficient whereby the Company has fully liquidated the balance of its outstanding credit agreements prior to the fiscal year end. Total debt as a percent of total capitalization, i.e., total debt and stockholders' equity, was 13.7% at January 28, 1995, compared with 16.2% and 19.3% at each of the respective prior fiscal year ends. Working capital for each of the past three fiscal years has increased from $142.3 million in 1992 to $210.6 million in 1994. This data reflects the strength of the Company's balance sheet and the capacity to absorb debt financing as, and if, required. Capital expenditures for the last three fiscal years were $41.6 million, $46.0 million, and $40.4 million, respectively. The capital expenditure program in fiscal 1995 is anticipated to be approximately $50.0 million. New store expansion of net 120-135 locations will utilize most of the balance of the 1995 capital program.

At January 28, 1995, available committed credit facilities were $90.0 million under a revolving credit facility plus $2.5 million from an associated $50 million letter of credit facility. Seasonally, the revolving credit facility and letter of credit facility are increased to $110 million and $75 million, respectively. Additionally, $55.0 million of uncommitted credit facilities are available, subject to terms of the revolving credit facility. The Company believes capital resources from currently available cash, cash generated from future operations, and the availability of existing credit facilities will be sufficient to meet its foreseeable capital and seasonal operating requirements.

PROSPECTIVE INFORMATION

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of January 28, 1995, and January 29, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at January 28, 1995, and January 29, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP



Dayton, Ohio
February 20, 1995

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

                                                                                      Fiscal Year
                                                                         1994              1993             1992
                ---------------------------------------------------------------------------------------------------
                Net sales                                             $1,278,644       $1,055,291        $ 929,280
                ---------------------------------------------------------------------------------------------------

                Costs and expenses:
                 Cost of sales                                           728,494          593,238          530,404
                 Selling and administrative expenses                     451,411          386,116          334,494
                 Interest expense                                          7,238            5,812            5,697
                 Other income - net                                         (532)          (1,591)          (1,581)

                ---------------------------------------------------------------------------------------------------
                                                                       1,186,611          983,575          869,014
                ---------------------------------------------------------------------------------------------------

                Income before income taxes                                92,033           71,716           60,266
                Income taxes                                              36,813           28,689           23,156

                ---------------------------------------------------------------------------------------------------
                 Net income                                           $   55,220       $   43,027        $  37,110
                ===================================================================================================

                Earnings per common and common
                 equivalent share of stock                            $     1.15       $     0.90        $    0.78
                ===================================================================================================

The accompanying notes are an integral part of these financial statements.

 CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                                                                               January 28,         January 29,
                                                                                                   1995               1994
                 ------------------------------------------------------------------------------------------------------------
                 ASSETS
                 Current Assets:
                  Cash and cash equivalents                                                      $ 40,356            $ 24,873
                  Accounts receivable                                                               5,524               4,865
                  Inventories                                                                     302,132             252,880
                  Prepaid expenses                                                                 13,999              11,670
                  Deferred income taxes                                                            19,262              16,541

                 ------------------------------------------------------------------------------------------------------------
                     Total current assets                                                         381,273             310,829
                 ------------------------------------------------------------------------------------------------------------

                 Property and equipment - net                                                     161,500             147,848
                 Other assets                                                                       8,847               9,543

                 ------------------------------------------------------------------------------------------------------------
                                                                                                $ 551,620           $ 468,220
                 ============================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current Liabilities:
                  Accounts payable                                                              $ 103,401            $ 81,545
                  Accrued liabilities                                                              38,289              31,632
                  Income taxes                                                                     18,982              23,123
                  Current maturities of long-term obligations                                      10,000                  --

                 ------------------------------------------------------------------------------------------------------------
                     Total current liabilities                                                    170,672             136,300
                 ------------------------------------------------------------------------------------------------------------

                 Long-term obligations                                                             40,000              50,000
                 Deferred income taxes                                                             17,114              16,305
                 Other noncurrent liabilities                                                       8,600               7,080
                 Commitments and contingencies                                                         --                  --

                 Stockholders' equity:
                  Preferred stock - authorized 2,000,000 shares,
                     $.01 par value; none issued                                                       --                  --
                  Common stock - authorized 90,000,000 shares, $.01 par value;
                     issued 46,866,303 shares and 46,485,428 shares, respectively                     469                 465
                  Non-voting common stock - authorized 8,000,000 shares,
                     $.01 par value; none issued                                                       --                  --
                  Additional paid-in capital                                                       93,872              89,817
                  Retained earnings                                                               220,699             165,479
                  Other adjustments                                                                   194               2,774
                 ------------------------------------------------------------------------------------------------------------
                     Total stockholders' equity                                                   315,234             258,535
                 ------------------------------------------------------------------------------------------------------------
                                                                                                $ 551,620           $ 468,220
                 ============================================================================================================

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
                                                                                  Fiscal Year
                                                                    1994             1993            1992
                 -------------------------------------------------------------------------------------------
                 Common stock:
                  Balance at beginning of year                    $     465       $     462         $    459
                  Contribution to savings plan                            1              --               --
                  Exercise of stock options                               3               3                3
                 -------------------------------------------------------------------------------------------
                  Balance at end of year                          $     469       $     465         $    462
                 ===========================================================================================

                 Additional paid-in capital:
                  Balance at beginning of year                    $  89,817       $  86,545         $ 84,719
                  Exercise of stock options                           2,655           2,608            1,468
                  Contribution to savings plan                        1,400             664              358
                 -------------------------------------------------------------------------------------------
                  Balance at end of year                          $  93,872          89,817         $ 86,545
                 ===========================================================================================

                 Retained earnings:
                  Balance at beginning of year                    $ 165,479       $ 122,452           85,342
                  Net income for the year                            55,220          43,027           37,110
                 -------------------------------------------------------------------------------------------
                  Balance at end of year                          $ 220,699         165,479        $ 122,452
                 ===========================================================================================

                 Other adjustments:
                  Balance at beginning of year                    $   2,774       $      --        $      --
                  Change in unrealized investment gain               (3,048)          4,188               --
                  Minimum pension liability adjustment                  468          (1,414)              --
                 -------------------------------------------------------------------------------------------
                  Balance at end of year                          $     194       $   2,774        $      --
                 ===========================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                                                  Fiscal Year
                                                                                   1994               1993                1992
              ---------------------------------------------------------------------------------------------------------------------

              Cash flows from operating activities:
              Net income                                                         $ 55,220            $ 43,027            $ 37,110
              Adjustment for noncash items included
               in net income:
                 Depreciation and amortization                                     26,477              23,685              19,542
                 Deferred income taxes                                                256              (2,236)               (319)
                 Other                                                              3,398               3,031               1,868
              Change in assets and liabilities                                    (25,693)            (38,081)            (23,280)
              ---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                        59,658              29,426              34,921
              ---------------------------------------------------------------------------------------------------------------------

              Cash provided (used) by investment activities:
               Capital expenditures                                               (41,558)            (45,994)            (40,401)
               Investment in corporate owned life insurance                        (4,781)                 --                  --
               Other                                                               (1,973)                478               1,036
              ---------------------------------------------------------------------------------------------------------------------
                 Net cash used by investment activities                           (48,312)            (45,516)            (39,365)
              ---------------------------------------------------------------------------------------------------------------------

              Cash provided by financing activities:
               Increase in deferred credits                                         3,107               4,723                  --
               Proceeds from exercise of stock options                              1,030                 986                 566
              ---------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                          4,137               5,709                 566
              ---------------------------------------------------------------------------------------------------------------------
                 Increase (decrease) in cash and cash equivalents                $ 15,483            $(10,381)           $ (3,878)
              =====================================================================================================================

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

INVESTMENTS
At January 28, 1995, the non-current investment in equity securities is classified as Other assets in the consolidated balance sheets and is stated at fair value. Unrealized gains on equity securities classified as available-for-sale are recorded as a separate component of stockholders' equity net of applicable income taxes. The Company's 1994 investment in corporate owned life insurance is recorded net of policy loans as Other assets. The net life insurance expense, including $1,836 of interest expense on policy loans, is recorded as Other income - net in the consolidated statements of earnings.

DEFERRED CREDITS
Deferred credits associated with purchase commitments are classified as other noncurrent liabilities and are recognized when earned as a reduction of the related inventory purchase cost.

PRE-OPENING COSTS
Non-capital expenditures associated with opening new stores are charged to expense over the first twelve months of store operations.

INVENTORIES

Inventories are comprised of the following:

                                                                            January 28,        January 29,
                     (in thousands)                                             1995              1994
                     -----------------------------------------------------------------------------------
                     Retail                                                   $ 287,287        $ 241,125
                     Other                                                       14,845           11,755
                     -----------------------------------------------------------------------------------
                                                                              $ 302,132        $ 252,880
                     ===================================================================================

   CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   INCOME TAXES

   Effective January 31, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The statement requires the use of the asset and liability approach for financial reporting for income taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material. The provision for income taxes is comprised of the following:

                                                                            Fiscal Year
                  (In thousands)                           1994                  1993                 1992
                  ------------------------------------------------------------------------------------------
                                                      Liability method    Liability method    Deferred method
                  Federal - Currently payable            $ 31,815              $ 22,733           $ 18,775
                  Deferred                                 (1,912)                  387               (319)
                  State and Local                           6,910                 5,569              4,700
                  ------------------------------------------------------------------------------------------
                                                         $ 36,813              $ 28,689           $ 23,156
                  ==========================================================================================

   A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                                                    Fiscal Year
                                                                    1994                 1993                 1992
                  ------------------------------------------------------------------------------------------------
                                                                Liability method   liability method   Deferred method

                  Statutory Federal income tax rate                     35.0%               35.0%          34.0%
                  Effect of:
                    State and local income taxes                         4.9                 5.1            5.1
                    Targeted jobs tax credit                            (1.1)               (0.7)          (1.0)
                    Corporate owned life insurance investments          (0.5)                 --             --
                    Other                                                1.7                 0.6            0.3
                  ------------------------------------------------------------------------------------------------
                  Effective tax rate                                    40.0%               40.0%          38.4%
                  ================================================================================================

   Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes deferred taxes are reflected without reduction for a valuation allowance. Components of the Company's deferred tax assets and liabilities are as follows:

                                                                          January 28,          January 29,
                  (In thousands)                                             1995                 1994
                  --------------------------------------------------------------------------------------

                  Deferred tax assets:
                  Uniform inventory capitalization                          $ 7,139             $ 6,877
                  Inventory valuation allowance                               2,193               2,831
                  Deferred credits                                              192               2,602
                  Other (each less than 5% of total assets)                   9,738               4,231
                  --------------------------------------------------------------------------------------
                    Total deferred tax assets                                19,262              16,541
                  --------------------------------------------------------------------------------------

                  Deferred tax liabilities:
                  Depreciation                                               14,325              13,464
                  Unrealized gain                                               760               2,792
                  Other                                                       2,029                  49
                  --------------------------------------------------------------------------------------
                    Total deferred tax liabilities                           17,114              16,305
                  --------------------------------------------------------------------------------------
                  Net deferred tax assets                                   $ 2,148             $   236
                  ======================================================================================

 CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 INCOME TAXES - continued

 Net income taxes paid were $29,613,000, $19,288,000, and $19,170,000 in 1994,
 1993, and 1992, respectively.

 LONG-TERM OBLIGATIONS

 SENIOR NOTES
 The 10.5% senior notes are due in semi-annual principal payments commencing in February 1995, until maturity in August 2002. Subject to the provisions of the Note Purchase Agreement (Agreement) the Company may prepay all or part of the outstanding principal balance. The Agreement contains provisions specifying certain limitations on the Company's operations including the amount of future long-term obligations, investments, dividends and the maintenance of specific operating ratios. At January 28, 1995, $126,286,000 of retained earnings were available for dividends under provisions of the Agreement.

 The fair value of the senior notes is estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities. The estimated fair value of the senior notes at January 28, 1995, was $52,351,000 and the related carrying amount was $50,000,000. Maturities of senior notes during the next five years are as follows:

                                 (in thousands)
                                 ---------------------------------------------------------------------
                                     1995                                                     $ 10,000
                                     1996                                                       15,000
                                     1997                                                        5,000
                                     1998                                                        5,000
                                     1999                                                        4,500

 CREDIT AGREEMENTS
 The Company has a $90,000,000 unsecured revolving credit agreement through June 1, 1996, which is seasonally adjusted to $110,000,000 from August through November of the credit term. Outstanding borrowings, if any, at June 1, 1996 are payable one year thereafter. The funds available under this agreement may be used for working capital requirements and other general corporate purposes. The Company has the option to borrow at various interest rates and is required to pay a 1/8 of 1% commitment fee on the average daily unused funds. Included in the revolving credit agreement is a separate $50,000,000 letter of credit facility which is seasonally adjusted to $75,000,000 from May through July and expires June 1, 1995. The Company was contingently liable for outstanding letters of credit totaling $47,663,000 at January 28, 1995. Provisions of the revolving credit agreement include the maintenance of certain standard financial ratios similar to those described for senior notes. Additionally, $55,000,000 of uncommitted short-term credit facilities are available, subject to provisions of the revolving credit agreement, at January 28, 1995. No borrowings were outstanding under any such credit agreements.

 Interest paid, including capitalized interest of $788,000 and $486,000 in 1994 and 1993, totaled $8,110,000, $6,314,000, and $5,775,000, for fiscal years
 1994, 1993, and 1992, respectively.

 DEFERRED CREDITS

 The Company has commitments to certain vendors for future inventory purchases totaling approximately $121,000,000 at January 28, 1995. Terms of the commitments provide for these inventory purchases to be made through fiscal 1998 or later as may be extended. There are no annual minimum purchase requirements,

  CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  EMPLOYEE BENEFIT PLANS

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

  The components of net periodic pension cost are comprised of the following:

       (In thousands)                                                               1994            1993              1992
       ------------------------------------------------------------------------------------------------------------------------

       Service cost - benefits earned in the period                                $ 1,671          $   944           $ 1,248
       Interest cost on projected benefit obligation                                   689              592               492
       Investment return on plan assets                                               (575)            (557)             (373)
       Net amortization and deferral                                                   529               96               175
       ------------------------------------------------------------------------------------------------------------------------

       Net periodic pension cost                                                   $ 2,314          $ 1,075           $ 1,542
       ========================================================================================================================

       Assumptions used in each year of the actuarial computations were:
              Discount rate                                                            8.4%             7.2%              8.5%
              Rate of increase in compensation levels                                  5.0%             5.0%              5.5%
              Expected long-term rate of return                                        9.0%             9.0%              9.0%


  The following table sets forth the funded status of the Company's defined benefit plan.

            (In thousands)                                                                      1994             1993
            --------------------------------------------------------------------------------------------------------------
            Actuarial present value of:
              Vested benefit obligation                                                        $  6,362        $  6,097
              Non-vested benefits                                                                 1,352           1,943
            --------------------------------------------------------------------------------------------------------------
            Accumulated benefit obligation                                                     $  7,714        $  8,040
            ==============================================================================================================

            Actuarial present value of projected benefit obligation                            $ 10,278        $ 10,325
            Plan assets at fair value, primarily cash equivalents, U.S. Government
              securities and obligations, and publicly traded stocks and mutual funds             6,848           6,451
            --------------------------------------------------------------------------------------------------------------
            Projected benefit obligation in excess of plan assets                                (3,430)         (3,874)
            Unrecognized prior service cost                                                      (1,082)         (1,218)
            Unrecognized net obligation at transition                                               252             265
            Unrecognized net loss                                                                 4,006           5,595
            Recognition of minimum pension liability                                                 --          (2,357)
            --------------------------------------------------------------------------------------------------------------
            Accrued pension cost                                                               $   (254)        $(1,589)
            ==============================================================================================================

  Provisions of SFAS No. 87 "Employers' Accounting for Pensions," require recognition of a minimum pension liability relating to certain unfunded pension obligations. Principally as a result of the decrease in discount rate and change in plan benefits in 1993, the Company recorded a minimum pension liability of $2,357,000 with a corresponding reduction of stockholders' equity, net of tax benefits. At January 28, 1995, the minimum pension liability was $1,576,000.

  CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  EMPLOYEE BENEFIT PLANS - continued

  SAVINGS PLAN
  The Company has a savings plan with a 401(k) deferral feature for all eligible employees. Provisions of $1,564,000, $1,390,000, and $920,000 have been charged to operations in fiscal 1994, 1993, and 1992, respectively.

  LEASES

  Leased property consists primarily of the Company's retail stores. Store leases generally provide for fixed monthly rental payments plus, in most cases, the payments of real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. Additionally, leases generally provide options to extend the original terms for an additional two to twenty years. Minimum operating lease commitments as of January 28, 1995, are as follows:

                     (In thousands)
                     --------------------------------------------------------------------------------------
                             1995                                                                  $ 56,809
                             1996                                                                    48,355
                             1997                                                                    37,184
                             1998                                                                    25,586
                             1999                                                                    15,613
                             Subsequent to 1999                                                      18,418
                     --------------------------------------------------------------------------------------
                             Total minimum operating lease payments                                $201,965
                     ======================================================================================

  Total rental expense consisted of the following:

                                                                                    Fiscal Year
               (in thousands)                                           1994             1993              1992
               -------------------------------------------------------------------------------------------------

               Buildings                                              $ 62,555         $ 51,105         $ 42,339
               Equipment                                                 4,695            2,807            2,017
               -------------------------------------------------------------------------------------------------
                                                                      $ 67,250         $ 53,912         $ 44,356
               =================================================================================================

  STOCKHOLDERS' EQUITY

  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during each period including the additional number of shares which would have been issuable upon exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. The average number of common and common equivalent shares outstanding during fiscal 1994, 1993 and 1992 were 48,077,162, 47,976,396, and 47,676,377, respectively.

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

 The following table reflects transactions for all plans:

                                                                            Shares         Price Range
                    -----------------------------------------------------------------------------------
                    Outstanding February 1, 1992                            3,759,162    $ 2.12 - 13.13
                     Granted                                                  653,180    $10.13 - 15.38
                     Canceled                                                 176,840    $ 2.12 - 13.38
                     Exercised                                                207,790    $ 2.12 -  9.38
                    -----------------------------------------------------------------------------------
                    Outstanding January 30, 1993                            4,027,712    $ 2.12 - 15.38
                     Granted                                                  708,600    $15.00 - 20.00
                     Canceled                                                 107,160    $ 2.12 - 16.13
                     Exercised                                                283,945    $ 2.12 - 13.38
                    -----------------------------------------------------------------------------------
                    Outstanding January 29, 1994                            4,345,207    $ 2.12 - 20.00
                     Granted                                                  668,550    $12.00 - 18.75
                     Canceled                                                  77,080    $ 2.50 - 18.75
                     Exercised                                                310,405    $ 2.12 - 16.13
                    -----------------------------------------------------------------------------------
                    OUTSTANDING JANUARY 28, 1995                            4,626,272    $ 2.12 - 20.00
                    -----------------------------------------------------------------------------------
                    EXERCISABLE JANUARY 28, 1995                            2,390,261    $ 2.12 - 20.00
                    -----------------------------------------------------------------------------------
                    AVAILABLE FOR GRANT AT JANUARY 28, 1995                   931,268
                    -----------------------------------------------------------------

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

  The cost of the awards, determined at the date of grant, is charged to income over the period the restriction lapses. As of January 28, 1995, no restricted shares were outstanding with respect to restrictions which had not lapsed and shares available for grant totaled 391,822.

  ADDITIONAL DATA

  The following is a summary of certain financial data:

                                                                                         January 28,       January 29,
             (In thousands)                                                                   1995             1994
             ----------------------------------------------------------------------------------------------------------

             Other assets:
               Investment in equity securities - at fair market value                       $   1,900        $    7,428
               Net cash surrender value of life insurance policies                              4,190             1,392
               Other                                                                            2,757               723
             ----------------------------------------------------------------------------------------------------------
                                                                                            $   8,847        $    9,543
             ==========================================================================================================

             Property and equipment - at cost:
               Land                                                                         $   7,577        $    5,260
               Buildings                                                                       62,097            52,062
               Fixtures and equipment                                                         203,745           165,764
               Transportation equipment                                                         6,437             7,203
             ----------------------------------------------------------------------------------------------------------
                                                                                              279,856           230,289
             Construction-in-progress                                                              --            14,393
             ----------------------------------------------------------------------------------------------------------
                                                                                              279,856           244,682
               Less accumulated depreciation                                                  118,356            96,834
             ----------------------------------------------------------------------------------------------------------
                                                                                            $ 161,500        $  147,848
             ==========================================================================================================

             Accrued liabilities:
               Salaries and wages                                                           $  11,303        $    8,771
               Property, payroll and other taxes                                               24,279            20,014
               Other                                                                            2,707             2,847
             ----------------------------------------------------------------------------------------------------------
                                                                                            $  38,289        $   31,632
             ==========================================================================================================

 CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 ADDITIONAL DATA - continued

 The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.

                                                                               Fiscal Year
                 (In thousands)                                     1994            1993             1992
                 ------------------------------------------------------------------------------------------

                 Accounts receivable                             $    (659)      $  (3,251)       $     151
                 Inventories                                       (49,252)        (50,037)         (40,899)
                 Prepaid expenses                                   (2,329)         (1,778)          (2,905)
                 Accounts payable                                   24,031           3,901           14,414
                 Accrued liabilities                                 6,657           1,924            2,390
                 Income taxes                                       (4,141)         11,160            3,569
                 ------------------------------------------------------------------------------------------
                                                                 $ (25,693)      $ (38,081)       $ (23,280)
                 ==========================================================================================

 SELECTED QUARTERLY FINANCIAL DATA (unaudited)

 Summarized quarterly financial data for fiscal 1994 and 1993 is presented below:

                                                                     Quarter
                                          -----------------------------------------------------------
                                            First         Second            Third           Fourth           Year
       =================================================================================================================
                                                                (In thousands except per share data)
       Net sales
                     1994                 $ 242,278        $ 272,813       $ 310,108       $ 453,445       $ 1,278,644
                     1993                   210,190          234,430         261,058         349,613         1,055,291

       Gross profit
                     1994                   101,682          117,655         135,624         195,189           550,150
                     1993                    89,353          103,259         115,059         154,382           462,053

       Net income
                     1994                     2,384            6,709           8,075          38,052            55,220
                     1993                     1,326            6,595           6,802          28,304            43,027

       Earnings per common and
        common equivalent share
                     1994                      0.05             0.14            0.17            0.79              1.15
                     1993                      0.03             0.14            0.14            0.59              0.90

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEMS 10- 13

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10
- - 13 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about May 5, 1995.

                                   PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits
    --------------------------------------------------------------------------------------
                                                                                                        Page
        1. Financial Statements
           --------------------

           Independent Auditors' Report                                                                    12
           Consolidated Statements of Earnings                                                             13
           Consolidated Balance Sheets                                                                     14
           Consolidated Statements of Stockholders' Equity                                                 15
           Consolidated Statements of Cash Flows                                                           16
           Notes to Consolidated Financial Statements                                                      17

        2. Financial Statement Schedules
           -----------------------------

                         Schedule                                     Description
                         --------                                     -----------

                            II                             Valuation and Qualifying Accounts               28

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

(B) REPORTS ON FORM 8-K
    -------------------
There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 28, 1995.

    (c) Exhibits

    Exhibits marked with an asterisk (*) are filed herewith.

    Exhibit No.                                                 Document
    --------------        -------------------------------------------------------------------------------------------------
         3(a)             Form of Restated Certificate of Incorporation of the Company (Exhibit 4(a) to the Company
                          Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

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

         10(b)            Consolidated Stores Corporation Supplemental Savings Plan (Exhibit 10(r) to the Company's
                          Registration Statement (No. 33-42692) on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

         10(c)            CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(ii) to the Company's
                          Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

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

         10(d)            Credit Guarantee dated May 27, 1994, among Consolidated Stores Corporation and C.S. Ross
                          Company and National City Bank, Columbus, NBD Bank, N.A., Bank One, Columbus, N.A.,
                          and The Bank of Tokyo Trust Company (Exhibit 10 to the Company's Quarterly Report on Form
                          10-Q for the quarter ended July 30, 1994, and incorporated herein by reference)

   Exhibit No.                                                          Document
   ---------------       ---------------------------------------------------------------------------------------------------------
       10(d)(i)          Credit Guarantee dated May 27, 1994, among Consolidated Stores Corporation and TRO, Inc. in favor of National City Bank, Columbus, NBD Bank, N.A., Bank One, Columbus, N.A., and The
                         Bank of Tokyo Trust Company (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
                         for the quarter ended July 30, 1994, and incorporated herein by reference)

       10(d)(ii)         Credit Guarantee dated as of May 27, 1994, made by subsidiaries of Consolidated Stores
                         Corporation jointly and severally in favor of National City Bank, Columbus, NBD Bank, N.A.,
                         Bank One, Columbus, N.A., and The Bank of Tokyo Trust Company (Exhibit 10(b) to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994, and incorporated herein by reference)

          1O(e)          Form of Note Purchase Agreement dated as of August 1, 1987 relating to CSIC 10.50% Senior
                         Notes due August 1, 2002 (Exhibit 10(m) to the Company's Annual Report on Form 10-K for the
                         vear ended January 30, 1988 and incorporated herein by reference)

          10(f)          Employment Agreement with William G. Kelley (Exhibit 10(r) to the Company's Annual Report
                         on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

       10(f)(i)*         Amendment No. 1 to Employment Agreement with William G. Kelley

          10(g)          Employment Agreement as of February 21, 1994, with Brady J. Churches

          10(i)          Employment Agreement as of February 21, 1994, with Jerry D. Sommers

          10(j)          Employment Agreement as of February 21, 1994, with Mark N. Hanners

          10(k)          Promissory Note dated July 12, 1991 between William G. Kelley and Lois Ellen Kelley and
                         Consolidated Stores Corporation (Exhibit 10(k) to the Company's Annual Report on Form 10-K
                         for the year ended February 1, 1992 and incorporated herein by reference)

          10(l)          Consolidated Stores Corporation 1987 Restricted Stock Plan as amended and restated (Exhibit
                         10(p)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated by reference herein)

          10(m)          Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit
                         10(q)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated by reference herein)

          10(n)          Form of Executive Severance Agreement of the Company (Exhibit 10(s)(i) to the Company's
                         Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

          10(o)          Form of Senior Executive Severance Agreement of the Company (Exhibit 10(s)(i) to the
                         Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

          10(p)          Consolidated Stores Executive Benefits Plan (Exhibit 10(t) to the Company's Annual Report on
                         Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

          21*            List of subsidiaries of the Company

          23*            Consent of Deloitte & Touche LLP

          27*            Financial Data Schedule

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                         Additions
                                                              ----------------------------
                                               Balance at      Charged to      Charged to                       Balance at
                                              Beginning of      Cost and          Other                           End of
                                                  Period        Expense         Accounts        Deductions        Period
   -----------------------------------        ------------    ------------    ------------    ------------    ------------
   Fiscal year ended January 28, 1995:

   Inventory valuation allowance (1)              $  6,644        $  2,573      $   --            $  3,785        $  5,432
                                              ============    ============    ============    ============    ============
   Fiscal year ended January 29, 1994:

   Inventory valuation allowance (1)              $ 10,258        $  3,376      $   --            $  6,990        $  6,644
                                              ============    ============    ============    ============    ============
   Fiscal year ended January 30, 1993:

   Inventory valuation allowance (1)              $ 10,515        $ 12,479      $   --            $ 12,736        $ 10,258
                                              ============    ============    ============    ============    ============

   (1) Consists of reserve for markdowns of aged goods and similar inventory reserves.

                                                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                                             CONSOLIDATED STORES CORPORATION


                   Date: April 25, 1995                                 By: /s/   William G. Kelley
                                                                            -----------------------------------------------
                                                                                  William G. Kelley
                                                                                  Chairman of the Board and Chief Executive
                                                                                    Officer





       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   Date: April 25, 1995                                 By: /s/   William G. Kelley
                                                                            -----------------------------------------------
                                                                                  William G. Kelley
                                                                                  Chairman of the Board and Chief Executive
                                                                                    Officer


                   Date: April 25, 1995                                 By: /s/   Brady J. Churches
                                                                            -----------------------------------------------
                                                                                  Brady J. Churches
                                                                                  President and Director

                   Date: April 25, 1995                                 By: /s/   Sheldon M. Berman
                                                                            -----------------------------------------------
                                                                                  Sheldon M. Berman
                                                                                  Director

                   Date: April 25, 1995                                 By: /s/   Michael L. Glazer
                                                                            -----------------------------------------------
                                                                                  Michael L. Glazer
                                                                                  Director

                   Date: April 25, 1995                                 By: /s/   David T. Kollat
                                                                            -----------------------------------------------
                                                                                  David T. Kollat
                                                                                  Director

                  Date: April 25, 1995                               By: /s/  Nathan Morton
                                                                         --------------------------------
                                                                              Nathan Morton
                                                                              Director


                  Date: April 25, 1995                               By: /s/  John L. Sisk
                                                                         --------------------------------
                                                                              John L. Sisk
                                                                              Director


                  Date: April 25, 1995                               By: /s/  Dennis B. Tishkoff
                                                                         --------------------------------
                                                                              Dennis B. Tishkoff
                                                                              Director


                  Date: April 25, 1995                               By: /s/  William A. Wickham
                                                                         --------------------------------
                                                                              William A. Wickham
                                                                              Director


                  Date: April 25, 1995                               By: /s/  Michael J. Potter
                                                                         --------------------------------
                                                                              Michael J. Potter
                                                                              Sr. Vice President, Chief Financial and
                                                                               Accounting Officer