Form 10-Q
period 1995-04-29
CONSOLIDATED STORES CORP /DE/
filed 1995-06-02
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   FORM 10-Q


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 29, 1995      Commission file number 1-8897


                        CONSOLIDATED STORES CORPORATION


                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896





Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of Common Stock $.01 par value per share, outstanding as of May 26, 1995, was 47,425,848 and there were no shares of Non-voting Common Stock, $.01 par value per share outstanding at that date.

                        CONSOLIDATED STORES CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q


                                     INDEX


                                                                           Page

Part I - Financial Information

   Item 1. Financial Statements
        Condensed Consolidated Balance Sheets                               3

        Condensed Consolidated Statements of Income                         4

        Condensed Consolidated Statements of Cash Flows                     5

        Notes to Condensed Consolidated Financial Statements                6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

Part II - Other Information

   Signature                                                                10

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     APRIL 29,       January 28,
                                                                        1995            1995*
- ------------------------------------------------------------------------------------------------
                              ASSETS
Current Assets:
    Cash and cash equivalents                                         $  12,863        $  40,356
    Accounts receivable                                                   6,810            5,524
    Inventories                                                         356,413          302,132
    Prepaid expenses and deferred income taxes                           36,079           33,261
- ------------------------------------------------------------------------------------------------
      Total current assets                                              412,165          381,273
- ------------------------------------------------------------------------------------------------
    Property and equipment - net                                        160,750          161,500
    Other assets                                                          8,554            8,847
- ------------------------------------------------------------------------------------------------
                                                                       $581,469         $551,620
================================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                   $114,406         $103,401
    Accrued liabilities                                                  33,300           38,289
    Income taxes                                                          7,354           18,982
    Notes payable and current maturities of
    long-term obligations                                                19,895           10,000
- ------------------------------------------------------------------------------------------------
       Total current liabilities                                        174,955          170,672
- ------------------------------------------------------------------------------------------------

Long-term obligations                                                    57,800           40,000
Deferred income taxes and other noncurrent liabilities                   24,905           25,714

Stockholders' equity:
    Preferred stock - authorized 2,000,000 shares,
      $.01 par value; none issued                                            --               --
    Common stock - authorized 90,000,000 shares, $.01
      par value; issued 47,274,648 and 46,866,303,
      shares  respectively                                                  473              469
    Common stock - authorized 8,000,000 shares, $.01
      par value; none issued                                                 --               --
    Additional paid-in-capital                                           98,620           93,872
    Retained earnings                                                   223,695          220,699
    Other adjustments                                                     1,021              194
- ------------------------------------------------------------------------------------------------
      Total stockholders' equity                                        323,809          315,234
- ------------------------------------------------------------------------------------------------
                                                                       $581,469         $551,620
================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these financial statements.



                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Thirteen weeks ended
                                                                      --------------------------
                                                                      April 29,        April 30,
                                                                         1995             1994
- -------------------------------------------------------------------------------------------------
Net sales                                                               $291,797         $242,278

Cost and expenses:
    Cost of sales                                                        168,897          140,596
    Selling and administrative expenses                                  116,923           97,468
    Interest expense                                                       1,308              970
    Other - net                                                             (163)            (796)
- -------------------------------------------------------------------------------------------------
                                                                         286,965          238,238
- -------------------------------------------------------------------------------------------------
    Income before income taxes                                             4,832            4,040

Income taxes                                                               1,836            1,656
- -------------------------------------------------------------------------------------------------
    Net income                                                          $  2,996         $  2,384
=================================================================================================

Income per common and common equivalent share                           $    .06         $    .05
=================================================================================================

Weighted average common and common
  equivalent shares outstanding                                           48,482           48,141
=================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Thirteen weeks ended
                                                                      --------------------------
                                                                      April 29,        April 30,
                                                                         1995             1994
- ------------------------------------------------------------------------------------------------
Cash provided by (used for) operations:
    Net income                                                         $   2,996       $   2,384
    Items not effecting cash:
      Depreciation and amortization                                        6,792           6,114
      Deferred income taxes                                                1,204          (4,036)
      Other                                                                1,836             613
      Change in assets and liabilities                                   (63,641)        (37,742)
- ------------------------------------------------------------------------------------------------
        Net cash used by operations                                      (50,813)        (32,667)
- ------------------------------------------------------------------------------------------------

Cash provided by (used for) investment activities:
    Capital expenditures                                                  (6,398)        (13,171)
    Other                                                                    596            (150)
- ------------------------------------------------------------------------------------------------
        Net cash used for investment activities                           (5,802)        (13,321)
- ------------------------------------------------------------------------------------------------

Cash provided by (used for) financing activities:
    Proceeds from credit agreements                                       32,695          24,900
    Proceeds from exercise of stock options                                1,427             236
    Payment of long-term obligations                                      (5,000)             --
- ------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         29,122          25,136
- ------------------------------------------------------------------------------------------------
Decrease in cash                                                        $(27,493)       $(20,852)
================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

        The condensed consolidated balance sheet at April 29, 1995, and the condensed consolidated statements of income and statements of cash flows for the thirteen week period ended April 29, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at April 29, 1995, and for the thirteen week periods presented have been made. Such adjustments consisted only of normal recurring items.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 28, 1995. The results of operations for the period ended April 29, 1995, may not necessarily be indicative of the operating results for the full year.


NOTE 2 -  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
- ---------------------------------------------------------

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

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

TRENDS. At April 29, 1995, the Company operated 498 ODD LOTS/BIG LOTS and 29 ITZADEAL! specialty retail stores selling close-out merchandise at substantial discounts, 153 ALL FOR ONE (AFO) and 15 IT'S REALLY $1.00 single price point retail stores, and 85 TOY LIQUIDATORS/TOYS UNLIMITED (TOY) close-out toy stores. In comparison, there were 453 ODD LOTS/ BIG LOTS and 173 AFO stores in operation at the end of the 1994 quarter. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY. The Company introduced the ITZADEAL! retail concept in the second quarter of 1994. This concept offers close-out merchandise in a format similar to AFO with differing price points. The Company acquired certain assets of the TOY operations in May of 1994.

The Company opened 10 ODD LOTS/BIG LOTS, 2 ITZADEAL! and 3 TOY stores in the first quarter of 1995. In the same period 2 AFO stores were closed and certain assets of the 15 IT'S REALLY $1 stores were acquired. It is anticipated approximately 50 to 55 net new ODD LOTS/BIG LOTS stores, 35 net new ITZADEAL! stores, and 35 net new TOY stores will be opened in fiscal 1995.

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

SALES. Net sales for the thirteen weeks ended April 29, 1995, increased 20.4% to $291.8 million compared to first quarter 1994 net sales of $242.3 million. Retail sales increased 19.8% in the 1995 quarter to $283.4 million reflecting the greater number of stores in operation during the period and a 4.3% increase in comparable store sales for stores open two full years at the beginning of fiscal 1995. Comparable store sales in the prior year first quarter declined 0.5% primarily as a result of unusually severe winter storms in many of the Company's market areas.

GROSS PROFIT. Gross profit as a percent of net sales was 42.1% in the first quarter of fiscal 1995 compared to 42.0% in the prior year quarter. Retail gross profit was 42.6% and 42.4% in the respective quarters.

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales selling and administrative expenses were 40.1% and 40.2% in the first quarters of fiscal 1995 and 1994, respectively. The improvement reflects the effect of fixed store operating expenses on a increased sales volume.

INTEREST EXPENSE. Interest expense was $1.3 million for the thirteen weeks ended April 29, 1995, compared to $1.0 million (net of $.4 million in capitalized interest) in the same 1994 period.

OTHER. Reflected under the caption of other-net in the condensed consolidated statements of income for the thirteen weeks April 30, 1994, is a nonrecurring $.5 million gain on the sale of corporate transportation equipment.

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - continued
- ---------------------------------

INCOME TAXES. The Company's effective tax rate decreased from 41% in the first quarter of 1994 to 38% in the 1995 period. This decrease reflects the expiration of the Targeted Jobs Tax Credits in the fourth quarter of 1994 offset by tax benefits of the Company's investment in corporate owned life insurance.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financing for future store growth, capital expenditure programs and seasonal operating requirements are financed by internally generated funds and available credits facilities. At April 29, 1995, the Company had a $90 million revolving credit facility through June 1, 1996, a $50 million letter of credit facility through June 1, 1995, and $55 million of uncommitted credit facilities. The revolving credit facility is seasonally adjusted to $110 million from August through November and the letter of credit facility is seasonally adjusted to $75 million from May through July. Availability for future use at April 29, 1995, under all credit facilities totaled $105 million. Subsequent to April 29, 1995, the Company extended its revolving credit agreement and letter of credit facility under substantially the same terms. Management believes adequate amounts of capital resources are available, or readily obtainable, to achieve both short-term plans and long-term goals.

PROSPECTIVE INFORMATION
- -----------------------

Management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

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

Item 5.                 Other Information.  Not applicable.

Item 6.                 Exhibits and Reports on Form 8-K.


                        (a) Exhibits.


                              Exhibit No.                Document
                            ---------------      -------------------------
                                  27              Financial Data Schedule



                        (b) Reports on Form 8-K.  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CONSOLIDATED STORES CORPORATION
                                       -------------------------------
                                       (Registrant)



Dated: May 26, 1995               By: /s/ Michael J. Potter
      --------------                 -------------------------------------
                                          Michael J. Potter, Sr. Vice President,
                                          Chief Financial Officer, and Principal
                                          Accounting Officer