Form 10-K/A
period 1995-01-28
CONSOLIDATED STORES CORP /DE/
filed 1995-06-28
CIK 768835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A

         [X] AMENDMENT NO.1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the fiscal year ended January 28, 1995
                                      OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                              -------------  --------------
                         Commission file number 1-8897

                       CONSOLIDATED STORES CORPORATION
             (Exact name of registrant as it appears in its charter)

                   Delaware                      06-1119097
            State of incorporation     I.R.S. Employer Identification Number

                     1105 North Market Street, Suite 1300
                                P.O. Box 8985
                          Wilmington, Delaware 19899
                   (Address of principal executive offices)

                                (302) 478-4896

         Securities registered pursuant to Section 12(b) of the Act:
         -----------------------------------------------------------
                                                  Name of each Exchange
        Title of each class                        on which registered
        -------------------                       -----------------------
 Common Stock $.01 par value                      New York Stock Exchange
Preferred Stock Purchase Rights                   New York Stock Exchange

Indicate whether the Registrant (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $948,695,418 on March 31, 1995. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 47,140,145 shares.

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
Portions of the Registrant's Proxy Statement are incorporated into Part III.

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended January 28, 1995 to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Savings Plan (Plan) for the year ended December 31, 1994.

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                              TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Independent Auditors' Report                                            3

Financial Statements:

  Statement of Net Assets Available for
  Benefits as of December 31, 1994 and
  December 31, 1993                                                     4

  Statement of Changes in Net Assets Available
  for Benefits for the year ended  December 31, 1994                    5

Notes to Financial Statements                                           6

Supplemental Schedules:

  Schedule of Assets Held for Investment as of
  December 31, 1994                                                    12

  Schedule of Reportable Transactions in Excess of
  Five Percent of Current Value of Plan Assets for the
  Year Ended December 31, 1994                                         13

Exhibits:

  Independent Auditors' Consent                                        14

  Signatures                                                           15



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Plan Administrator of the
  Consolidated Stores Corporation Savings Plan:

We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1994 and 1993, and the related statement of changes in net assets available for benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinon.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993 and the changes in net assets available for the benefits for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1994, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1994, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Income Security Act of 1974. These schedules are the responsibility of the Plan's administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1994 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



DELOITTE & TOUCHE LLP

Dayton, Ohio
June 27, 1995

                      CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                     STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                          December 31,
                                                        -----------------
                                                         1994         1993
                                                         ----         -----
        ASSETS
Investment in securities:
  Consolidated Stores Corporation
   Common Shares                                       $ 7,947,483  $ 6,840,014
  Mutual funds                                           3,012,445    2,278,871
  Money market funds                                     3,011,055    2,289,869
Cash and temporary cash investments                         39,770       44,134
Contribution receivable from
  Consolidated Stores Corporation                        1,278,215    1,340,569
Interest receivable                                         14,118           92
Loans receivable                                         1,155,355    1,023,211
Receivable from participants                                77,148            -
Receivable from nonqualified plan                          216,335      251,887
                                                       -----------  -----------
                                                        16,751,924   14,068,647
                                                       -----------  -----------

                LIABILITIES

Payable to Plan participants                                41,410       15,864
Payable to others                                            9,269       53,892
                                                       -----------  -----------
                                                            50,679       69,756
                                                       -----------  -----------
Net assets                                             $16,701,245  $13,998,891
                                                       ===========  ===========


See notes to financial statements.

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                                        December 31,
                                                           1994
                                                       --------------
INCREASES IN PLAN ASSETS:
 Contributions:
   Participant contributions                            $ 3,050,405
   Company contribution                                   1,219,196
 Investment Income:
   Interest                                                   1,027
   Dividends                                                326,217
 Loan Repayments, including interest                        589,522
                                                        -------------
Total increases                                           5,186,367
                                                        -------------

DECREASES IN PLAN ASSETS:
 Distributions to Plan participants                       1,925,009
 Net depreciation in fair value of investments              559,004
                                                        -------------
Total decreases                                           2,484,013
                                                        -------------
NET INCREASE IN PLAN ASSETS                               2,702,354

NET ASSETS - Begining of year                            13,998,891
                                                        -------------
NET ASSETS - End of year                                $16,701,245
                                                        =============


See notes to financial statements.

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                        NOTES TO FINANCIAL STATEMENTS


PLAN DESCRIPTION
- ----------------
On December 31, 1994, there were 9,664 employees eligible to participate in the Plan. On that date 3,224 were participating.

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

All employees of Consolidated Stores Corporation and any of its subsidiaries ("Company") which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the January 1, April 1, July 1, or October 1 ("Participation Date") coinciding with or next following the date they have met the age and service requirements described above. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $7,000 (or such larger amount in accordance with Code Section 415(d) which is $9,240 as of January 1, 1994) or 15% of their compensation for the plan year. The Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 1%, 75% of the second 1%, and 50% of the next 4%, of the employee's first 6% contribution. The Company's matching contributions will always be made in the form of Common Stock of the Company.

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

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

PLAN DESCRIPTION -- CONTINUED
- -----------------------------
A participant whose employment terminates under circumstances other than those described in the preceding paragraph will be vested in a portion of the Company's matching contribution based on years of service as follows:

                                                 Vested
               Years of Service                Percentage
               ---------------------------    ------------
               Less than 2                         --
               At least 2 but less than 3          25
               At least 3 but less than 4          50
               At least 4 but less than 5          75
               5 or more                          100


The portion of the Company's matching contribution that is not fully vested will be forfeited at the time employment terminates. The Company has the right to terminate or amend the Plan at any time. In the event of termination, the Plan assets will be distributed to the participants, after payment of any expenses properly chargeable thereto, in proportion to their respective account balances.

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to the Loan and Short Term Investment fund from the Participant investment funds. One loan per participant may be outstanding at any time and the loan term may not exceed 5 years. Loans are secured by the balance in the participant's account and bear interest at the prime rate plus 1% (rounded to the next 1/4%) as quoted in THE WALL STREET JOURNAL when the loan application is approved. Loan repayments, including interest, are through regular payroll deductions. Loan balance may be paid off at any time without penalty.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------
BASIS OF ACCOUNTING. The financial statements of the Plan are prepared on the accrual basis of accounting.

INVESTMENTS. Investments are reflected in the accompanying statement of net assets available for benefits at market value, which is the valuation of the security or interest in an equity fund at year-end as determined by the quoted market price.

NET APPRECIATION (DEPRECIATION) ON INVESTMENTS. Realized gains and losses are determined on a first-in, first-out basis utilizing a revalued cost which is calculated using beginning of the year market values, or purchase price if acquired during theyear. Unrealized appreciation (depreciation) of investments is calculated as the market value at the end of the year less the market value at the beginning of the year, or purchase price if acquired during the year.

BENEFITS PAYABLE. As of December 31, 1994, net assets available for benefits included benefits of $41,410 due to participants who have withdrawn from participation in the Plan.

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

TRUST AGREEMENT
- ---------------
Under a trust agreement, State Street Bank and Trust Company is responsible for investing the participants' contributions in the funds designated by each participant. In addition, the trustee processes and distributes all distributions from the Plan based on information provided by the Company. Administrative fees due under the trust agreement are paid by the Company.

INVESTMENT PROGRAMS
- -------------------
During the years ended December 31, 1994 and 1993, participants could direct their contributions to different funds of the Plan as described below:

MERRILL LYNCH RETIREMENT PRESERVATION TRUST. The Merrill Lynch Preservation Trust (the "RP Trust") is a collective trust fund that invests primarily in Investment Contracts (GICs) and United States Government and United States Government Agency securities. The RP Trust invests a lesser portion of the portfolio in high quality, money market instruments. The RP Trusts primary objective is to achieve high current income consistent with preservation of capital and liquidity. Dividends are declared and invested daily.

Mutual Funds
- ------------
MERRILL LYNCH BASIC VALUE FUND, INC. The Merrill Lynch Basic Value Fund, Inc. (The "BV Fund") is a diversified, open-end, investment company seeking capital appreciation and, secondarily, income by investing in securities, primarily equities, that management of the BV Fund believes are undervalued and therefore represent basic investment value. The BV Fund seeks special opportunities in securities that are selling at a discount either from book values or historical price-earnings ratios, or seem capable of recoving from temporarily out of favor conditions. Particular emphasis is placed on securities which provide an above average dividend return and sell at below average price-earnings ratio.

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

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

INVESTMENT PROGRAMS -- CONTINUED
- --------------------------------

Mutual Funds -- Continued
- -------------------------
MERRILL LYNCH GLOBAL ALLOCATION FUND, INC. The Merrill Lynch Global Allocation Fund, Inc. ("Global Fund") is a non-diversified mutual fund seeking high total investment return, consistent with prudent risk, through a fully-managed investment policy utilizing United States and foreign equity, debt, and money market instruments, the combination of which will be varied from time to time both with respect to types of securities and markets in response to changing market and economic trends. Total investment return is the aggregate of capital value changes and income. The Global Fund may employ a variety of instruments and techniques to enhance income and to hedge against market and currency risk.

Company Stock Fund
- ------------------
CONSOLIDATED STORES CORPORATION STOCK FUND. Contributions are invested in Common Shares of Consolidated Stores Corporation. All employer matching contributions are made to this fund.

TAX STATUS
- ----------
The Plan and its Trust qualify for special tax treatment under Sections 401(a), 401(k), and 501(a) of the Internal Revenue Code of 1986, as amended. Qualification under these sections means the Plan is exempt from Federal income tax. Accordingly, no provision for Federal income taxes has been made in the accompanying financial statements.

                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM
- -------------------------------------------------------
                                                                          DECEMBER 31, 1994
                                   -------------------------------------------------------------------------------------------------
                                                 LOAN AND
                                      NUMBER    SHORT TERM    RETIREMENT                             GLOBAL
                                    OF SHARES   INVESTMENT   PRESERVATION   BASIC VALUE   CAPITAL  ALLOCATION    COMPANY
                                                  FUND         TRUST          FUND        FUND       FUND     STOCK FUND     TOTAL
                                   ---------   ----------   ------------   -----------   -------  ----------  ----------   ---------
                ASSETS

Consolidated Stores Corporation

 Common Shares                       426,710   $        -   $          -    $        -   $     -   $       -  $7,947,483  $7,947,483

Investment in Mutual Funds:

   Basic Value Fund                   82,901            -              -     1,852,842         -          -           -    1,852,842

   Capital Fund                       18,512            -              -             -   475,766          -           -      475,766

   Global Allocation Fund             55,915            -              -             -         -    683,837           -      683,837

Investment in Money Market Funds   3,011,055            -      3,011,055             -         -          -           -    3,011,055

Cash and temporary cash investments                 2,704              2             -         2          -      37,062       39,770

Contribution receivable from
   Consolidated Store Corporation                       -              -             -         -          -   1,278,215    1,278,215

   Participants                                         -         25,485        14,424     4,636      6,659      25,944       77,148

Interest receivable                                    12         13,954             -         -          -         152       14,118

Loans receivable                                1,155,355              -             -         -          -           -    1,155,355

Receivable from nonqualified plan                       -         23,514        40,173    14,369     36,755     101,524      216,335
                                               ----------     ----------    ----------  --------   --------  ----------  -----------
                                                1,158,071      3,074,010     1,907,439   494,773    727,251   9,390,380   16,751,924


                LIABILITIES

Payable to plan participants                            -         16,350        11,109     2,566      3,311       8,074       41,410

Payable to others                                       -              -             -         -          -       9,269        9,269
                                               ----------     ----------    ----------   -------   --------  ----------  -----------
                                                        -         16,350        11,109     2,566      3,311      17,343       50,679
                                               ----------     ----------    ----------   -------   --------  ----------  -----------
                NET ASSETS                     $1,158,071     $3,057,660    $1,896,330  $492,207   $723,940  $9,373,037  $16,701,245
                                               ==========     ==========    ==========  ========   ========  =========   ===========


                                                                          DECEMBER 31, 1993
                                   -------------------------------------------------------------------------------------------------
                ASSETS

Consolidated Stores Corporation

 Common Shares                       344,152   $        -   $          -    $        -   $     -   $       -  $6,840,014  $6,840,014

Investment in Mutual Funds:

   Basic Value Fund                   63,400            -              -     1,481,667         -          -           -    1,481,667

   Capital Fund                       10,533            -              -             -   294,621          -           -      294,621

   Global Allocation Fund             38,017            -              -             -         -    502,583           -      502,583

Investment in Money Market Funds   2,289,869            -      2,289,869             -         -          -           -    2,289,869

Cash and temporary cash investments                 2,636              1             -         -          -      41,497       44,134

Contribution receivable from
   Consolidated Store Corporation                       -              -             -         -          -   1,340,569    1,340,569

Interest receivable                                     6              -             -         -          -          86           92

Loans receivable                                1,023,211              -             -         -          -           -    1,023,211

Receivable from nonqualified plan                       -         29,862        37,951    22,887     32,604     128,583      251,887
                                               ----------     ----------    ----------  --------   --------  ----------  -----------
                                                1,025,853      2,319,732     1,519,618   317,508    535,187   8,350,749   14,068,647


                LIABILITIES

Payable to plan participant                             -          4,900         5,417        44      1,424       4,079       15,864

Payable to others                                       -          8,894         3,835     1,395      1,433      38,335       53,892
                                               ----------     ----------    ----------   -------   --------  ----------  -----------
                                                        -         13,794         9,252     1,439      2,857      42,414       69,756
                                               ----------     ----------    ----------   -------   --------  ----------  -----------
                NET ASSETS                     $1,025,853     $2,305,938    $1,510,366  $316,069   $532,330  $8,308,335  $13,998,891
                                               ==========     ==========    ==========  ========   ========  ==========  ===========


                                           CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                                   NOTES TO FINANCIAL STATEMENTS
                                                            (Continued)

CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM
- ------------------------------------------------------------------

                                                                            DECEMBER 31, 1994
                                                -------------------------------------------------------------------------------
                                                 LOAN AND
                                                SHORT TERM   RETIREMENT    BASIC                GLOBAL
                                                INVESTMENT  PRESERVATION   VALUE     CAPITAL  ALLOCATION  COMPANY
                                                   FUND        TRUST        FUND       FUND      FUND    STOCK FUND    TOTAL
                                                 ----------  ----------  ----------  --------  --------  ----------  -----------
INCREASES IN NET ASSETS:

     Participant contributions                   $       --  $  938,461  $  567,749  $215,509  $313,215  $1,015,471  $ 3,050,405

     Company contribution                                --          --          --        --        --   1,219,196    1,219,196

     Interest                                           123          --          --        --        --         904        1,027

     Dividends                                           --     142,336     108,143    37,426    38,312          --      326,217

     Loan repayments, including interest            589,522          --          --        --        --          --      589,522
                                                 ----------  ----------  ----------  --------  --------  ----------  -----------

       TOTAL INCREASES                              589,645   1,080,797     675,892   252,935   351,527   2,235,571    5,186,367

DECREASES IN NET ASSETS:

     Distributions to Plan participants                  --     296,304     166,303    34,822    81,309     695,771    1,274,509

     Loan distributions                             650,500          --          --        --        --          --      650,500

     Net depreciation in fair value of
          investments                                    --          --      78,952    35,488    53,673     390,891      559,004

     Interfund transfers -- net                    (193,073)     32,771      44,673     6,487    24,935      84,207           --
                                                 ----------  ----------  ----------  --------  --------  ----------  -----------
       TOTAL DECREASES                              457,427     329,075     289,928    76,797   159,917   1,170,869    2,484,013
                                                 ----------  ----------  ----------  --------  --------  ----------  -----------

NET INCREASE IN NET ASSETS                          132,218     751,722     385,964   176,138   191,610   1,064,702    2,702,354

NET ASSETS -- Beginning of year                   1,025,853   2,305,938   1,510,366   316,069   532,330   8,308,335   13,998,891
                                                 ----------  ----------  ----------  --------  --------  ----------  -----------
NET ASSETS -- End of year                        $1,158,071  $3,057,660  $1,896,330  $492,207  $723,940  $9,373,037  $16,701,245
                                                 ==========  ==========  ==========  ========  ========  ==========  ===========


                                           CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                              SCHEDULE OF ASSETS HELD FOR INVESTMENT
                                                         DECEMBER 31, 1994


                                                                            Purchase Cost                    Market Value
                                                         No. of         --------------------------     ----------------------------
                                                         Shares/         Share/                           Share/
Security Description                                      Units           Unit            Total            Unit            Total
- -------------------------------------------------       ---------        -------        ----------        -------        ----------
COMPANY STOCK FUND
- ------------------
Consolidated Stores Corporation Common Shares             426,710        $17.847        $7,615,399        $18.625        $7,947,483

MUTUAL FUNDS
- ------------
Merrill Lynch Basic Value Fund                             82,901         21.932         1,818,142         22.350         1,852,842

Merrill Lynch Global Allocation Fund                       55,915         12.729           711,760         12.230           683,837

Merrill Lynch Capital Fund                                 18,512         27.234           504,163         25.700           475,766

MONEY MARKET FUNDS
- ------------------

Merrill Lynch Retirement Preservation Trust             3,011,055          1.000         3,011,055          1.000         3,011,055

                                           CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                         SCHEDULE OF REPORTABLE TRANSACTIONS IN EXCESS OF
                                           FIVE PERCENT OF CURRENT VALUE OF PLAN ASSETS
                                                   YEAR ENDED DECEMBER 31, 1994


                                                                   No. of
                                            Type/No. of           Shares or           Purchase                            Gain
     Security Description                   Transactions            Units               Cost           Proceeds          (Loss)
- -----------------------------------         ------------          ---------           --------         --------          -------
COMPANY STOCK FUND
- ------------------
Consolidated Stores Corporation
    Common Shares                              Sale/87                42,883          $  836,538         $702,488        $(134,050)

Consolidated Stores Corporation
     Common Shares                           Purchase/103            125,441           2,212,311               --               --

MUTUAL FUNDS
- ------------
Merrill Lynch Basic Value Fund                 Sale/64                 9,008             210,760          210,975              215

Merrill Lynch Basic Value Fund               Purchase/94              28,509             661,102               --               --

Merrill Lynch Global Allocation
     Fund                                      Sale/53                10,356             137,346          137,317              (29)

Merrill Lynch Global Allocation
     Fund                                    Purchase/80              28,254             372,244               --               --

Merrill Lynch Capital Fund                     Sale/52                 1,550              43,280           42,688             (592)

Merrill Lynch Capital Fund                   Purchase/77               9,529             259,323               --               --

MONEY MARKET FUNDS
- ------------------

Merrill Lynch Retirement
     Preservation Trust                        Sale/64               287,269             287,269          287,269               --

Merrill Lynch Retirement
     Preservation Trust                      Purchase/99           1,008,455           1,008,455               --               --

                        INDEPENDENT AUDITOR'S CONSENT
                        -----------------------------

We consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation 1987 Restricted Stock Plan and (v) Post Effective Amendment No. 1 to Registration Statement No. 33-19309 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan of our report dated June 27, 1995, accompanying the financial statements of the Consolidated Stores Corporation Savings Plan on Form 10K/A Amendment No. 1 to the Annual Report on Form 10-K of Consolidated Stores Corporation for the fiscal year ended January 28, 1995.



DELOITTE & TOUCHE LLP



Dayton, Ohio
June 27, 1995

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                     CONSOLIDATED STORES
                                      CORPORATION



                                   By: /s/ William G. Kelley
                                       ------------------------------------
                                       William G. Kelley, Chairman
                                         and Chief Executive
                                         Officer



                                   By: /s/ Michael J. Potter
                                       ------------------------------------
                                       Michael J. Potter, Senior Vice
                                         President, Chief Financial
                                         Officer and Principal Accounting
                                         Officer



                                       CONSOLIDATED STORES
                                        CORPORATION SAVINGS PLAN



                                   By: /s/ M. Steven Bromet
                                       ------------------------------------
                                       M. Steven Bromet, Senior Vice
                                         President Information Services



                           Dated:      June 27, 1995