Form 10-Q
period 1995-07-29
CONSOLIDATED STORES CORP /DE/
filed 1995-09-07
CIK 768835

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

        QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995       Commission file number 1-8897

                       CONSOLIDATED STORES CORPORATION

                            A Delaware Corporation
                              IRS No. 06-1119097
                     1105 North Market Street, Suite 1300
                                P. O. Box 8985
                          Wilmington, Delaware 19899
                                (302) 478-4896







Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of September 1, 1995, was 47,604,888 and there were no shares of Non-voting Common Stock, $.01 par value per share outstanding at that date.

                        CONSOLIDATED STORES CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q





                                     INDEX
                                     -----
                                                                                 Page
Part I - Financial Information



   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets                                        3


      Condensed Consolidated Statements of Income                                  4



      Condensed Consolidated Statements of Cash Flows                              5


      Notes to Condensed Consolidated Financial Statements                         6


   Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               7


Part II - Other Information


   Items 1 - 6                                                                     9



   Signature                                                                      10

              CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)
                                                                     JULY 29,         JANUARY 28,
                                                                        1995              1995*
- ------------------------------------------------------------------------------        -----------
                              ASSETS
Current Assets:
    Cash and cash equivalents                                        $  13,790          $  40,356
    Accounts receivable                                                  6,184              5,524
    Inventories                                                        399,998            302,132
    Prepaid expenses and deferred income taxes                          35,143             33,261
- ------------------------------------------------------------------------------        -----------
      Total current assets                                             455,115            381,273
- ------------------------------------------------------------------------------        -----------


    Property and equipment - net                                       163,584            161,500
    Other assets                                                         7,623              8,847
- ------------------------------------------------------------------------------        -----------
                                                                      $626,322           $551,620
==============================================================================        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                  $106,473           $103,401
    Accrued liabilities                                                 40,047             38,289
    Income taxes                                                         7,509             18,982
    Notes payable and current maturities of
      long-term obligations                                             19,895             10,000
- ------------------------------------------------------------------------------        -----------
      Total current liabilities                                        173,924            170,672
- ------------------------------------------------------------------------------        -----------

Long-term obligations                                                   93,800             40,000
Deferred income taxes and other noncurrent liabilities                  22,217             25,714

Stockholders' equity:
    Preferred stock - authorized 2,000,000 shares,
      $.01 par value; none issued                                          --                  --
    Common stock - authorized 90,000,000 shares, $.01
      par value; issued 47,550,038 and 46,866,303,
      shares respectively                                                  475                469
    Common stock - authorized 8,000,000 shares, $.01
      par value; none issued                                               --                  --
    Additional paid-in-capital                                         102,059             93,872
    Retained earnings                                                  232,448            220,699
    Other adjustments                                                    1,399                194
- ------------------------------------------------------------------------------        -----------
      Total stockholders' equity                                       336,381            315,234
- ------------------------------------------------------------------------------        -----------
                                                                      $626,322           $551,620
==============================================================================        ===========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                        CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                         July 29,        July 30,          July 29,       July 30,
                                                           1995            1994              1995            1994
- -----------------------------------------------------------------      ----------        ----------      ----------
Net sales                                                $325,114        $272,813          $616,911        $515,091

Cost and expenses:
    Cost of sales                                         187,056         155,158           355,953         295,754
    Selling and administrative expenses                   122,372         104,641           239,295         202,109
    Interest expense                                        1,911           1,812             3,219           2,782
    Other - net                                              (343)           (170)             (506)           (966)
- -----------------------------------------------------------------      ----------        ----------      ----------
                                                          310,996         261,441           597,961         499,679
- -----------------------------------------------------------------      ----------        ----------      ----------
      Income before income taxes                           14,118          11,372            18,950          15,412

Income taxes                                                5,365           4,663             7,201           6,319
- -----------------------------------------------------------------      ----------        ----------      ----------
        Net income                                     $    8,753      $    6,709        $   11,749       $   9,093
=================================================================      ==========        ==========      ==========

Income per common and common
 equivalent share                                      $      .18      $      .14        $      .24      $      .19

=================================================================      ==========        ==========      ==========

Weighted average common and common
  equivalent shares outstanding                            48,864          47,878            48,630          48,009
=================================================================      ==========        ==========      ==========


The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      TWENTY-SIX WEEKS ENDED
                                                                     July 29,        July 30,
                                                                       1995            1994
- ------------------------------------------------------------------------------      ----------
Cash provided by (used for) operations:

    Net income                                                      $   11,749      $    9,093
    Items not effecting cash:
      Depreciation and amortization                                     13,329          11,093
      Deferred income taxes                                               (661)         (3,093)
      Other                                                              2,212             641
      Change in assets and liabilities                                (106,771)        (92,259)
- ------------------------------------------------------------------------------      ----------
        Net cash used for operations                                   (80,142)        (74,525)
- ------------------------------------------------------------------------------      ----------

Cash provided by (used for) investment activities:
    Capital expenditures                                               (16,212)        (25,317)
    Other                                                                2,147          (2,495)
- ------------------------------------------------------------------------------      ----------
        Net cash used for investment activities                        (14,065)        (27,812)
- ------------------------------------------------------------------------------      ----------

Cash provided by (used for) financing activities:
    Proceeds from credit agreements                                     68,695          87,500
    Proceeds from exercise of stock options                              3,946             319
    Increase in deferred credits                                            --           1,000
    Payment of long-term obligations                                    (5,000)             --
- ------------------------------------------------------------------------------      ----------
        Net cash provided by financing activities                       67,641          88,819
- ------------------------------------------------------------------------------      ----------
Decrease in cash                                                      $(26,566)       $(13,518)
==============================================================================      ==========

Supplemental Data
- -----------------

    Income taxes paid                                                 $ 16,079        $ 18,760
    Interest paid                                                     $  3,473        $  3,548

The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

         The condensed consolidated balance sheet at July 29, 1995, and the condensed consolidated statements of income and statements of cash flows for the thirteen and twenty-six week periods ended July 29, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at July 29, 1995, and for the thirteen and twenty-six week periods presented have been made. Such adjustments consisted only of normal recurring items.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 28, 1995. The results of operations for the period ended July 29, 1995, may not necessarily be indicative of the operating results for the full year.


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

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

TRENDS. At July 29, 1995, the Company operated a total of 806 retail stores comprised of 510 ODD LOTS/BIG LOTS and 42 ITZADEAL! specialty retail stores selling close-out merchandise at substantial discounts, 148 ALL FOR ONE (AFO) and 15 IT'S REALLY $1.00 single price point retail stores, and 91 TOY LIQUIDATORS/TOYS UNLIMITED/THE AMAZING TOY STORE (TOY) close-out toy stores.
In comparison, there 718 stores in operation at the end of the second quarter of fiscal 1994. Composition was 461 ODD LOTS/BIG LOTS, 11 ITZADEAL!, 164 AFO, and 82 TOY stores. The Company acquired certain assets of the TOY operations in May of 1994 and the ITZADEAL! retail concept was introduced in the second quarter of 1994. The Company estimates there will be approximately 880 stores in operation at the end of fiscal 1995. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

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

SALES. Net sales for the thirteen weeks ended July 29, 1995, increased 19.2% to $325.1 million compared to second quarter 1994 net sales of $272.8 million. Retail sales increased 18.0% in the 1995 quarter to $315.9 million reflecting the greater number of stores in operation during the period and a 7.7% increase in comparable store sales for stores open two full years at the beginning of fiscal 1995. Comparable store sales in the 1994 second quarter declined 1.6% reflecting slow softline sales.

Net sales for the first six months of fiscal 1995 were $616.9 million a 19.8% gain compared to net sales of $515.1 million in the same period of 1994. Retail sales for the twenty-six week period increased 18.8% to $599.3 million in contrast to retail sales of $504.4 million in the same preceding year period. Comparable store sales increased 6.1% during this period compared to a 1.1% decline in the 1994 period which resulted primarily from unusually severe winter storms in many of the Company's market areas and slow softline sales.

GROSS PROFIT. Gross profit as a percent of net sales was 42.5% for the second quarter of fiscal 1995 compared to 43.1% in the prior year quarter. Retail gross profit was 42.9% and 43.4% in the respective quarters. For the first six months of fiscal 1995 gross profit was 42.3% compared to 42.6% in the same 1994 period. Retail gross profit was 42.7% compared to 43.0% for 1994. The decline in gross profit percentage reflects higher than planned markdowns associated with softlines, primarily apparel, and a leveling of benefits from inventory control programs recognized in 1994.

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales selling and administrative expenses were 37.6% and 38.4% in the second quarter of fiscal 1995 and 1994, respectively and 38.8% and 39.2% for the year to date periods. This improvement reflects the effect of fixed store operating expenses on a increased sales volume.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - continued
- ---------------------------------

INTEREST EXPENSE. Interest expense was $3.2 million compared to $2.8 million (net of $.8 million in capitalized interest) for the twenty-six weeks ended July 29, 1995, and July 30, 1994, respectively. The decrease in gross interest expense reflects a reduction in weighted average debt outstanding during the period offset by higher effective interest rates on credit facilities.

OTHER. Reflected under the caption of other-net in the condensed consolidated statements of income for the twenty-six weeks ended July 30, 1994, is a nonrecurring $.5 million gain on the sale of corporate transportation equipment.

INCOME TAXES. The Company's effective tax rate decreased from 41% in the first quarter of 1994 to 38% in the 1995 period. This decrease reflects the expiration of the Targeted Jobs Tax Credits in the fourth quarter of 1994 offset by tax benefits of the Company's investment in corporate owned life insurance.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financing for future store growth, capital expenditure programs and seasonal operating requirements are financed by internally generated funds and available credits facilities. At July 29, 1995, the Company had a $90 million revolving credit facility through June 1, 1997, a $50 million letter of credit facility through June 1, 1996, and $55 million of uncommitted credit facilities. The revolving credit facility is seasonally adjusted to $110 million from August through November and the letter of credit facility is seasonally adjusted to $75 million from May through July. Funds available for future use at July 29, 1995, under all credit facilities totaled $76.3 million. Management believes adequate amounts of capital resources are available, or readily obtainable, to achieve both short-term plans and long-term goals.

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



                Item 1.      Legal Proceedings.  Not applicable.

                Item 2.      Changes in Securities.  Not applicable.

                Item 3.      Defaults Upon Senior Securities.  Not applicable.

                Item 4.      Submission of Matters to Vote of Security Holders.

                   (a)     The Company's Annual Meeting was held on June 6,
                           1995.

                   (b) The number of shares of voting Common Stock, $.01 par value per share, outstanding as of April 17, 1995, the record date was 47,270,568.

                   (c) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

                Item 5.      Other Information.  Not applicable.

                Item 6.      Exhibits and Reports on Form 8-K.

                             (a) Exhibits.

          Exhibit No.                           Document
        ---------------       ----------------------------------------------
             10(a)            Employment Agreement with Armen Bahadurian
             10(b)            Employment Agreement with Charles Freidenberg
             10(c)            Employment Agreement with Michael L. Glazer
             10(d)            Employment Agreement with C. Matthew Hunnell
             27               Financial Data Schedule

                             (b) Reports on Form 8-K.  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CONSOLIDATED STORES CORPORATION
                                                -------------------------------
                                                        (Registrant)



         Dated:     September 1, 1995             By:  /s/ Michael J. Potter
                    -----------------                  ------------------------
                                                       Michael J. Potter, Sr.
                                                       Vice President, Chief
                                                       Financial Officer, and
                                                       Principal Accounting
                                                       Officer