Form 10-Q
period 1995-10-28
CONSOLIDATED STORES CORP /DE/
filed 1995-12-04
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995   Commission file number 1-8897

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

November 28, 1995, was 47,724,118 and there were no shares of Non-voting Common Stock, $.01 par value per share outstanding at that date.

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
                                 (IN THOUSANDS)

                                                                    OCTOBER 28,       JANUARY 28,
                                                                        1995             1995*
 -----------------------------------------------------------------------------     -------------
                              ASSETS
 Current Assets:

     Cash and cash equivalents                                       $  14,704         $  40,356
     Accounts receivable                                                 8,519             5,524
     Inventories                                                       493,221           302,132
     Prepaid expenses and deferred income taxes                         42,365            33,261
 -----------------------------------------------------------------------------     -------------
       Total current assets                                            558,809           381,273
 -----------------------------------------------------------------------------     -------------

     Property and equipment - net                                      169,590           161,500
     Other assets                                                        6,026             8,847
 -----------------------------------------------------------------------------     -------------
                                                                      $734,425          $551,620
 =============================================================================     =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Accounts payable                                                 $139,143          $103,401
     Accrued liabilities                                                35,448            38,289
     Income taxes                                                        9,683            18,982
     Notes payable and current maturities of
       long-term obligations                                            37,100            10,000
 -----------------------------------------------------------------------------     -------------
       Total current liabilities                                       221,374           170,672
 -----------------------------------------------------------------------------     -------------

 Long-term obligations                                                 140,000            40,000
 Deferred income taxes and other noncurrent liabilities                 25,653            25,714

 Stockholders' equity:
     Preferred stock - authorized 2,000,000 shares,
       $.01 par value; none issued                                         --                 --

     Common stock - authorized 90,000,000 shares, $.01
       par value; issued 47,618,290 and 46,866,303,
       shares respectively                                                 476               469
     Common stock - authorized 8,000,000 shares, $.01
       par value; none issued                                              --                 --
     Additional paid-in-capital                                        103,078            93,872
     Retained earnings                                                 242,592           220,699
     Other adjustments                                                   1,252               194
 -----------------------------------------------------------------------------     -------------
       Total stockholders' equity                                      347,398           315,234
 -----------------------------------------------------------------------------     -------------
                                                                      $734,425          $551,620
 =============================================================================     =============

 * Condensed from audited financial statements

 The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                        October 28,     October 29,      October 28,     October 29,
                                                            1995            1994             1995            1994
 -----------------------------------------------------------------     -----------      -----------     -----------
 Net sales                                                $357,538        $310,108         $974,449        $825,200

 Cost and expenses:
     Cost of sales                                         204,100         174,484          560,053         470,239
     Selling and administrative expenses                   134,161         119,188          373,456         321,297
     Interest expense                                        2,844           2,600            6,063           5,382
     Other - net                                                72             149             (434)           (817)
 -----------------------------------------------------------------     -----------      -----------     -----------
                                                           341,177         296,421          939,138         796,101
 -----------------------------------------------------------------     -----------      -----------     -----------
       Income before income taxes                           16,361          13,687           35,311          29,099

 Income taxes                                                6,217           5,612           13,418          11,931
 -----------------------------------------------------------------     -----------      -----------     -----------
         Net income                                      $  10,144       $   8,075        $  21,893       $  17,168
 =================================================================     ============     ===========     ===========

 Income per common and common
  equivalent share                                       $     .21       $     .17        $     .45       $     .36
 =================================================================     ============     ===========     ===========

 Weighted average common and common
   equivalent shares outstanding                            49,111          48,076           48,805          48,037
 =================================================================     ============     ===========     ===========




 The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       THIRTY-NINE WEEKS ENDED
                                                                      October 28,     October 29,
                                                                         1995            1994
 -------------------------------------------------------------------------------    ------------
 Cash provided by (used for) operations:

     Net income                                                     $   21,893       $   17,168
     Items not effecting cash:
       Depreciation and amortization                                    21,893           18,793
       Deferred income taxes                                            (4,006)          (3,442)
       Other                                                             2,063              591
       Change in assets and liabilities                               (173,104)        (115,283)
 -----------------------------------------------------------------------------      -----------
         Net cash used for operations                                 (131,261)         (82,173)
 -----------------------------------------------------------------------------      -----------
 Cash provided by (used for) investment activities:
     Capital expenditures                                              (31,011)         (34,860)
     Other                                                               3,638              (15)
 -----------------------------------------------------------------------------      -----------
         Net cash used for investment activities                       (27,373)         (34,875)
 -----------------------------------------------------------------------------      -----------

 Cash provided by (used for) financing activities:
     Proceeds from credit agreements                                   137,100          104,600
     Proceeds from exercise of stock options                             4,392              726
     Increase in deferred credits                                        1,490            3,107
     Payment of long-term obligations                                  (10,000)              --
 -----------------------------------------------------------------------------      -----------
         Net cash provided by financing activities                     132,982          108,433
 -----------------------------------------------------------------------------      -----------
 Decrease in cash                                                   $  (25,652)      $   (8,615)
 =============================================================================      ===========

 Supplemental Data
 -----------------

     Income taxes paid                                              $   23,524       $   24,752
     Interest paid                                                  $    7,668       $    7,595

 The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at October 28, 1995, and the condensed consolidated statements of income and statements of cash flows for the thirteen and thirty-nine week periods ended October 28, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at October 28, 1995, and for the thirteen and thirty-nine week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 28, 1995. The results of operations for the period ended October 28, 1995, may not necessarily be indicative of the operating results for the full year.


NOTE 2 -  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
---------------------------------------------------------

Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during each period which includes the additional number of shares which would have been issued upon exercise of stock options assuming that the Company used the proceeds received to purchase additional shares at market value.


NOTE 3 - NEW ACCOUNTING STANDARD
--------------------------------

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

TRENDS. At October 28, 1995, the Company operated a total of 845 retail stores comprised of 531 ODD LOTS/BIG LOTS and 51 ITZADEAL! specialty retail stores selling close-out merchandise at substantial discounts, 160 ALL FOR ONE
(AFO)/IT'S REALLY $1.00 single price point retail stores, and 103 TOY LIQUIDATORS/TOYS UNLIMITED/THE AMAZING TOY STORE (TOY) close-out toy stores. In comparison, there were 745 stores in operation at the end of the third quarter of fiscal 1994. Composition was 483 ODD LOTS/BIG LOTS, 22 ITZADEAL!, 158 AFO, and 82 TOY stores. The Company acquired certain assets of the TOY operations in May of 1994 and the ITZADEAL! retail concept was introduced in the second quarter of 1994. The Company estimates there will be approximately 867 stores in operation at the end of fiscal 1995. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

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

SALES. Net sales for the thirteen weeks ended October 28, 1995, increased 15.3% to $357.6 million compared to third quarter 1994 net sales of $310.1 million. Retail sales increased 14.6% in the 1995 quarter to $345.8 million reflecting the greater number of stores in operation during the period and a 4.7% increase in comparable store sales for stores open two full years at the beginning of fiscal 1995. Comparable store sales in the 1994 third quarter increased 2.0%.

Net sales for the first nine months of fiscal 1995 were $974.4 million a 18.1% advance compared to net sales of $825.2 million in the same period of 1994. Retail sales for the thirty-nine week period increased 17.2% to $945.0 million in contrast to retail sales of $806.0 million in the same preceding year period. Comparable store sales increased 5.6% during this period compared to flat comparable store sales in the 1994 period.

GROSS PROFIT. Gross profit as a percent of net sales was 42.9% for the third quarter of fiscal 1995 compared to 43.7% in the prior year quarter. Retail gross profit was 43.7% and 44.2% in the respective quarters. For the first nine months of fiscal 1995 gross profit was 42.5% compared to 43.0% in the same 1994 period. Retail gross profit was 43.1% compared to 43.4% for 1994. The decline in gross profit percentage is principally related to merchandise mix in the ODD LOTS/BIG LOTS division and a leveling of benefits from inventory control programs initiated in prior years.

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales selling and administrative expenses were 37.5% and 38.4% in the third quarter of fiscal 1995 and 1994, respectively and 38.3% and 38.9% for the year to date periods. This improvement reflects the effect of fixed store operating expenses on a increased sales volume and recognition of benefits from cost control programs.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - continued
---------------------------------

INTEREST EXPENSE. Interest expense was $6.1 million compared to $5.4 million (net of $.8 million in capitalized interest) for the thirty-nine weeks ended October 28, 1995, and October 29, 1994, respectively. Gross interest expense reflects a reduction in the weighted average outstanding balance of all debt instruments during 1995 offset by higher effective interest rates on credit facilities.

OTHER. Reflected under the caption of other-net in the condensed consolidated statements of income for the thirty-nine weeks ended October 29, 1994, is a nonrecurring $.5 million gain on the sale of corporate transportation equipment.

INCOME TAXES. The Company's effective tax rate has decreased from 41% in 1994 to 38% in 1995. This decrease reflects the expiration of the Targeted Jobs Tax Credits in the fourth quarter of 1994 offset by tax benefits of the Company's investment in corporate owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financing for future store growth, capital expenditure programs and seasonal operating requirements are financed by internally generated funds and available credits facilities. At October 28, 1995, the Company had a $110 million revolving credit facility through June 1, 1997, a $75 million letter of credit facility through June 1, 1996, and $65 million of uncommitted credit facilities. The revolving credit facility is seasonally adjusted to $90 million from December through July and the letter of credit facility is seasonally adjusted to $50 million from August through April. Funds available for future use at October 28, 1995, under all credit facilities totaled $45.4 million. Management believes adequate amounts of capital resources are available, or readily obtainable, to achieve both short-term plans and long-term goals.

PROSPECTIVE INFORMATION
-----------------------

It is anticipated the Company will open approximately 160 stores (net of closings) in fiscal 1996. A majority of the new stores will be located in cities where the Company does not operate existing stores of the same division.

Management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

NEW ACCOUNTING STANDARD
-----------------------

As more fully described in Note 3 of the Notes to Condensed Consolidated Financial Statements in October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Adoption of the new standard will have no effect on the Company's cash flows and the effect, if any, on net income and earnings per share has not been determined.

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

               Item 5.      Other Information.  Not applicable.

               Item 6.      Exhibits and Reports on Form 8-K.

                            (a) Exhibits. None

                            Exhibit No.               Document
                            ------------     ------------------------------
                                 27             Financial Data Schedule

                            (b) Reports on Form 8-K.  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONSOLIDATED STORES CORPORATION
                                    -------------------------------------------
                                                  (Registrant)

  Dated:     December 1, 1995        By: /s/Michael J. Potter
             ----------------            --------------------------------------
                                         Michael J. Potter, Sr. Vice President,
                                         Chief Financial Officer, and Principal
                                         Accounting Officer