Form 10-K
period 1996-02-03
CONSOLIDATED STORES CORP /DE/
filed 1996-05-03
CIK 768835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 1996
                         Commission file number 1-8897


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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 1O-K or any amendment to this FORM 1O-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $1,628,740,216 on April 12, 1996. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 47,904,124 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of April 12, 1996, was 48,044,742 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                                  FORM 10-K


                                ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996

                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
                                                                        ----
Item 1.          Business                                                3
Item 2.          Properties                                              8
Item 3.          Legal Proceedings                                       9
Item 4.          Submission of Matters to Vote of Security Holders       9

                                    PART II

Item 5.          Market for the Registrant's Common Equity and
                   Related Stockholder Matters                          11
Item 6.          Selected Financial Data                                11
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  13
Item 8.          Financial Statements and Supplementary Data            16
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures                 30

                                   PART III

Item 10.         Directors and Executive Officers of the Registrant     30
Item 11.         Executive Compensation                                 31
Item 12.         Security Ownership of Certain Beneficial Owners and    35
                   Management
Item 13.         Certain Relationships and Related Transactions         36

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                          36

                                    PART I

ITEM 1 BUSINESS

INDUSTRY OVERVIEW

Close-out retailing is one of the fastest-growing segments of the retail industry in the United States. Close-out retailers provide a valuable service to manufacturers by purchasing excess product that generally result from production overruns, package changes, discontinued products and returns. Close-out retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of these lower costs of goods sold, close-out retailers can offer merchandise at prices significantly lower than those offered by traditional retailers.

Recent trends in the retail industry are favorable to close-out retailers. These trends include retailer consolidations and just-in-time inventory processes, which have resulted in a shift of inventory risk from retailers to manufacturers. In addition, in order to maintain their market share in an increasingly competitive environment, manufacturers are introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make close-out retailers an integral part of manufacturers' overall distribution process. As a result, manufacturers are increasingly looking for larger, more sophisticated close-out retailers, such as the Company, that can purchase larger quantities of merchandise and can control the distribution and advertising of specific products.

THE COMPANY

The Company is the nation's largest close-out retailer with 861 stores located in 39 states. The Company operates retail close-out stores, primarily under the names Odd Lots/Big Lots, iTZADEAL!, All For One, The Amazing Toy Store and Toy Liquidators. The Company's stores offer substantial savings on a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines. In addition, the stores supplement their broad offering of items in core product categories with a changing mix of new merchandise and seasonal goods such as back-to-school and holiday merchandise. The Company's close-out merchandise primarily consists of new, name-brand products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

Over the past five fiscal years, the Company has experienced substantial growth in net sales, operating profit and earnings per share. Net sales have increased from $771.5 million in fiscal 1991 to $1,512.3 million in fiscal 1995, a compound annual growth rate of 18.3%. This growth has been driven by new store openings and comparable store sales gains. The number of stores has increased from 337 to 861 during this five-year period, while total retail selling space increased from approximately 7.0 million square feet to approximately 12.0 million square feet, a compound annual growth rate of 14.4%. Merchandising improvements have increased average sales per square foot from approximately $109.00 in fiscal 1991 to approximately $127.00 in fiscal 1995. Comparable store sales increases were 5.6%, 4.3%, 1.8%, 3.5% and 4.3% in fiscal 1991, 1992, 1993, 1994 and 1995, respectively. Consolidated Stores has also achieved profitability improvements with operating margins increasing from 5.0% in fiscal 1991 to 7.4% in fiscal 1995 and earnings per share increasing from $.44 per share to $1.32 per share during such period.

BUSINESS STRATEGY

The Company's goal is to build upon its leadership position in close-out retailing, one of the fastest growing segments of the retailing industry, by expanding its market presence in its existing and in new markets. The Company has adopted a business strategy of pursuing growth by capitalizing on the following competitive strengths: (i) its ability to offer name-brand products at discounted prices, (ii) its purchasing expertise and strong buying relationships, (iii) its ability to lease low-cost store sites in strip shopping centers, enclosed shopping malls and outlet malls on favorable terms,
(iv) its ability to efficiently warehouse and distribute large quantities of merchandise and (v) its focus on cost control.

OFFERING NAME-BRAND MERCHANDISE AT DEEPLY DISCOUNTED PRICES As a retailer focused on close-out merchandise, the Company's goal is to provide budget-conscious consumers with a broad range of quality name-brand products at exceptional values. The Company purchases large quantities of name-brand close-out merchandise from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns. The Company also takes advantage of the availability of factory reconditioned products and lower priced, private-label merchandise in selected product categories in order to provide additional values to its customers. Primarily as a result of its strong supplier relationships and purchasing expertise, the Company offers substantial everyday savings on a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools paint, lawn and garden, hardware, sporting goods, toys and softlines, typically offering merchandise at prices 15% to 35% below those offered by other discount retailers and up to 70% below those offered by traditional retailers. In addition, the Company supplements its broad offering of consumer items in core product categories with a changing mix of new merchandise, including seasonal goods, such as holiday and back-to-school merchandise.

PURCHASING EXPERTISE AND STRONG BUYING RELATIONSHIPS   An integral part of the
Company's business is the sourcing and purchasing of quality name-brand merchandise. The Company has built strong relationships with many name-brand manufacturers and has capitalized on its purchasing power in the close-out marketplace in order to source merchandise that provides exceptional value to customers. As the largest retailer of close-out merchandise in the United States, the Company generally has the ability to purchase all of a manufacturer's close-out merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. Furthermore, the Company's strong buying relationships and financial flexibility enable it to purchase goods off-season, typically at lower costs. The Company has relationships with, and regularly purchases merchandise from, over 2,000 vendors, which provides the Company with multiple sources for each product category. The Company has significantly expanded its vendor base over the past several fiscal years a result of its size, credibility, financial strength and seasoned buying team.

LOW COST SITE SELECTION   The Company has developed a real estate strategy
emphasizing smaller-sized stores in strip shopping center locations in mid-sized cities and small towns. The Company believes its ability to obtain these sites on attractive terms has been enhanced by the ongoing consolidation in the retailing industry and the migration of many retailers to larger-sized stores. The Company seeks to enter into three to five year leases (with renewal options) that provide for low rents and generally strives to minimize the capital required to open a store. In addition to enhancing the Company's ability to provide value to its customers, this strategy has led to an attractive store level return on investment.

EFFICIENT WAREHOUSE/DISTRIBUTION OPERATIONS Since 1990, the Company has focused on increasing the efficiency and reducing the cost of its operations in order to improve profitability and enhance its competitive position. The Company believes it operates the largest retail warehouse/distribution center of its kind in the United States, which covers approximately 2,884,100 square feet.
The size of this facility enables the Company to store large quantities of merchandise purchased off-season at low prices for distribution to its stores at a later date. This highly automated facility uses bar code scanning and high-speed sortation systems to process and distribute large quantities of constantly changing merchandise in a timely and cost-efficient manner. In addition, the Company will begin implementing sophisticated new information systems in fiscal 1996 that will enable it to more effectively allocate and manage inventory by SKU. These systems are expected to improve comparable store sales and inventory turns and reduce the need to move merchandise between stores. The Company intends to continue to invest in its infrastructure in order to increase efficiency, reduce cost and support its expanding operations.

FOCUS ON COST CONTROL The Company maintains a disciplined approach to cost control in all aspects of its business including store expenses, corporate expenses, store leases, fixtures, leasehold improvements, distribution, transportation and inventory management. In addition to its low cost approach to store leasing and efficient warehousing and distribution methods, the Company has implemented numerous expense savings programs in areas such as store payroll, shrink control, accident prevention and other store-related expense categories.

GROWTH STRATEGY

The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost-containment has made it a low-cost, value retailer well-positioned for future growth. The Company's growth strategy is to increase net sales and earnings through (i) new store expansion, (ii) comparable store sales increases and (iii) selective acquisitions. SEE PROPOSED ACQUISITION

NEW STORE EXPANSION   The Company intends to increase retail selling space by
approximately 10% to 15% per fiscal year. Currently, the Company's stores are primarily located in the midwestern, southern, and mid-Atlantic regions of the United States. Management believes that there are substantial opportunities to increase store count in the Company's existing and that the southern region of the United States represents a near-term opportunity for filling in its existing markets. The Company has been able to operate profitably a large number of stores in relatively close proximity in markets with favorable demographics and suitable store sites. For example, the Company operates 105 of the total 541 Odd Lots/Big Lots stores in Ohio. In addition, the Company believes the southwestern and western areas of the United States have significant longer-term growth potential because the Company has few stores in these regions.

    ODD LOTS/BIG LOTS   At the end of fiscal 1995, the Company operated 541 Odd
    Lots/Big Lots stores in 22 states. The Company believes there are significant opportunities to increase the store count in existing markets. The Company also expects significant opportunities for growth in new geographic regions of the United States, where the Company has few stores. In fiscal 1996 the Company expects to open 65 to 75 new Odd Lots/Big Lots stores (net of store closings).

    TOY STORES The Company has 14 toy stores located in strip shopping centers under the name The Amazing Toy Store and 97 Toy Liquidators stores located in outlet malls. These stores strive to appeal to customers seeking value and the convenience not offered by toy superstores. The Company believes that the opening of toy stores in strip shopping centers has significant potential for growth over the next several years, particularly in the midwestern and southern regions of the United States. For 1996 the Company currently plans to add 10 to 20 new Toy Liquidators stores (net of store closings) in outlet malls, where the Company is generally the exclusive toy store.

    ITZADEAL!  AND ALL FOR ONE   The Company has 64 iTZADEAL!  and 145 All For
    One stores operating in 18 states. The Company plans to appeal to the value-oriented shopper by opening approximately 10 iTZADEAL! stores high-traffic strip shopping centers in fiscal 1996. The Company intends to close 15 to 20 enclosed shopping mall-based All For One Stores as their leases expire in fiscal 1996 in order to focus more fully on the better growth opportunities provided by the iTZADEAL! stores.

COMPARABLE STORE SALES INCREASES The Company continually seeks to increase comparable store sales and has undertaken several initiatives which it believes should positively affect comparable store sales over the next several years. The Company is seeking to attract new customers and gradually increase the size of its average transaction by introducing and expanding key merchandise categories such as toys, electronics (including telephones, answering machines and portable stereos), and furniture and gradually modifying its merchandise mix to include a greater percentage of items with higher average retail price points. In addition, the Company has recently introduced television advertising in certain markets. The Company intends to expand and refine its use of television advertising to increase awareness of its stores and to attract new and repeat customers. Furthermore, over the next two fiscal years, the Company will roll-out an improved inventory management system that the Company expects will allow it to improve its process for allocating specific products to individual stores based on the item's sales performance and inventory levels.

SELECTIVE ACQUISITIONS   The Company has grown, in part, through selective
acquisitions and believes that the current consolidation of retailers will present opportunities for further strategic acquisitions. SEE PROPOSED ACQUISITION.

RETAIL OPERATIONS

ODD LOTS/BIG LOTS   Odd Lots/Big Lots stores carry a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines. Odd Lots/Big Lots also sells factory reconditioned products and lower-priced, private-label merchandise in selected product categories. These core categories of merchandise are carried on a continual basis, although, the specific name-brands offered may change frequently. The Company also supplements its broad selection of consumer products in core categories with seasonal products and holiday merchandise.

Nearly all of the Company's 541 Odd Lots/Big Lots stores are located in strip shopping centers. Presently, a majority of the Odd Lots/Big Lots stores are located in the midwestern, southern and mid-Atlantic regions of the United States. Individual stores range in size from 10,080 square feet to 81,193 square feet and average approximately 27,860 square feet. In selecting suitable new store locations, the Company generally seeks retail space between 22,000 square feet and 30,000 square feet in size. In fiscal 1995, the average cost to open a new Odd Lots/Big Lots store in a leased facility was $710,000, including inventory.

The Company plans to open 65 to 75 new Odd Lots/Big Lots stores (net of store closings) during fiscal 1996, all of which will be leased. Because of their low operating costs, Odd Lots/Big Lots stores are generally profitable within their first full year of operation. Management regularly monitors all stores against established profitability standards and evaluates under performing stores on an individual basis.

TOY LIQUIDATORS/THE AMAZING TOY STORE   The Company's toy stores, are located
primarily in outlet malls and strip shopping centers. Toy Liquidators stores, which are located in outlet malls and The Amazing Toy Store, located in strip shopping centers, carry primarily close-out toys supplemented by selected in-line toys. Outlet mall stores range in total size from 3,500 square feet to 6,100 square feet and average 4,723 square feet. Strip shopping center stores have historically ranged in total size from 5,000 to 8,100 square feet, and average 6,600 square feet. In seeking suitable new store locations, the Company generally seeks retail space in both high-traffic strip shopping centers and outlet malls. In fiscal 1995, the average cost to open a new toy store was approximately $185,000, including inventory.

ITZADEAL! AND ALL FOR ONE   iTZADEAL! and All For One stores, carry various core
merchandise categories such as a snack foods, health and beauty care products, greeting cards, toys, household cleaning products and housewares that are also available in Odd Lots/Big Lots stores. iTZADEAL! stores are located in strip shopping centers and offer a varying selection of merchandise at a range of prices generally under $10.00. All For One stores, located primarily in enclosed shopping malls, offer merchandise principally at the single price of $1.00.

Of the Company's 209 iTZADEAL! and All For One stores, 115 are located in strip shopping centers and 94 are located in enclosed shopping malls. Most of the iTZADEAL! and All For One stores are located in the midwestern region of the United States. Individual stores range in size from 1,833 square feet to 10,889 square feet and average approximately 4,574 square feet. In seeking suitable new store locations, the Company generally seeks retail space in high-traffic strip shopping centers between 5,000 square feet and 8,000 square feet in size. In fiscal 1995, the average cost to open a new iTZADEAL! or All For One store was $160,000. including inventory.

The Company plans to open approximately 10 new iTZADEAL! stores in strip shopping centers during fiscal 1996, all of which will be leased. In addition, the Company intends to close 15 to 20 enclosed shopping mall-based All For One stores as their leases expire in fiscal 1996 in order to focus more fully on the better growth opportunities provided by the iTZADEAL! stores.

PURCHASING

An integral part of the Company's business is its ability to select and purchase quality close-out merchandise directly from manufacturers and other vendors at prices substantially below those paid by conventional retailers. The Company has a seasoned buying team with extensive purchasing experience, which has enabled the Company to develop successful long-term relationships with many of the largest and most recognized consumer-product manufacturers, in the United States. As a result of these relationships and the Company's experience and reputation in the close-out industry, many manufacturers offer purchase opportunities to the Company prior to attempting to dispose of their merchandise through other channels. The Company regularly purchases manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns. Due to its size, credibility and financial strength, the Company frequently purchases all or substantially all of a given manufacturer's close-out products, thus providing a superior level of service and convenience to its vendors. The Company supplements its traditional name-brand close-out purchases with a limited amount of program buys and private-label products.

The Company's merchandise is purchased from over 2,000 foreign and domestic suppliers providing the Company with multiple sources for each product category. In fiscal 1995, Consolidated Stores' top ten vendors accounted for 12% of total purchases with no one vendor accounting for more than 1.8%. The Company purchases approximately 20% to 25% of its products directly from overseas suppliers including products such as toys, seasonal items, beauty aids, housewares, giftware and novelties.

ADVERTISING AND PROMOTION

The Company uses a variety of marketing approaches to promote its stores to the public. These approaches vary by business, by market and by the time of year. The Company promotes grand openings of its stores through a variety of print and radio promotions. In general, the Company utilizes only those marketing methods that it believes provides an immediate and measurable return on investment. Historically, the Company's total advertising expense as a percent of total net sales has been approximately 3.0%.

ODD LOTS/BIG LOTS   The Company's marketing program for its Odd Lots/Big Lots
stores is designed to create an awareness of the broad range of quality, name-brand merchandise available at low prices. The Company utilizes a combination of weekly advertising circulars in all markets and television advertising in select markets. The Company currently distributes approximately 22 million four-page circulars 42 weeks out of the year. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created in-house and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 25 to 30 products that vary each week. The Company selects certain markets to run television promotions based upon factors unique to each market including the number of stores, cost of local media and results of preliminary testing. The Company runs multiple 30-second television spots per week, each of which feature four to six highly recognizable, name-brand products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as humorous in-store signage to emphasize the significant values offered to the customer.

TOY STORES   The Amazing Toy Store and Toy Liquidators have relied primarily on existing customer traffic and in-store signs for sales promotion.

ITZADEAL! AND ALL FOR ONE   The iTZADEAL! and All For One stores rely
primarily on customer traffic and in-store signs to attract shoppers to the stores.

WAREHOUSING AND DISTRIBUTION

An important aspect of the Company's purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company's 2,884,100 square foot primary warehouse/distribution center, located in Columbus, Ohio, utilizes two high-speed tilt tray sortation systems with a combined output that currently exceeds 150,000 cartons per day. These systems include a fully automated warehouse management system that incorporates high-speed bar code scanning to efficiently sort and load high merchandise volumes for immediate store delivery. Typically, a retail store receives additional inventory once a week (usually within 24 hours of dispatch) via a dedicated trucking fleet and outside transportation companies.

Another important part of the Company's purchasing strategy is its ability to buy large quantities of merchandise off-season at low prices. As a result, the Company must warehouse the merchandise until the appropriate season. Therefore, the Company maintains higher inventories than most conventional retailers.

The Company is constructing a new 810,000 square foot warehouse/distribution facility on its existing acreage in Columbus, Ohio, which is expected to be completed in June 1996. The Company is evaluating the addition of strategically placed warehouse/distribution facilities to facilitate its growth. Currently, the Company expects that it will add at least one distribution center in the Southeast.

INFORMATION SYSTEMS

The Company has continued to enhance its information systems to support growth and the operations of the business over the last five fiscal years. The Company's current systems incorporate fully integrated distribution, allocation, purchase order management, open-to-buy, point of sale and finance functions and represent a combination of externally purchased software packages as well as internally developed software. Current systems enable the Company to take advantage of operating efficiencies resulting from bar-code scanning and automated allocation.

During fiscal 1996 and 1997, the Company will begin to roll out its next generation of inventory management systems. Upon completion, the new system will provide a number of features that the Company believes will improve inventory turns, decrease markdowns and lower operating expenses. These features include the ability to manage inventories on a micro-SKU basis compared to its previous macro-SKU based system. Additionally, the new system will incorporate inventory ownership by SKU by store when allocating merchandise, whereas the existing system allocates inventory based on sales potential without the benefit of store-owned inventory data.

The Company has planned a multi-phased rollout for this system, allowing for thorough testing and review prior to start up. Initial implementation is planned for the smaller iTZADEAL! and All For One stores in fiscal 1996 while implementation for Odd Lots/Big Lots stores is currently scheduled for 1997.

OTHER OPERATIONS

The Company also sells merchandise wholesale from its corporate office in Columbus, Ohio. The inventory consists almost entirely of merchandise obtained through the same or shared opportunistic purchases of the retail operation. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors and wholesalers.

ASSOCIATES

At March 31, 1996, the Company had 21,633 active associates comprised of 7,892 full-time and 13,741 part-time associates. Approximately two-thirds of the associates employed were employed on a part-time basis. Temporary associates hired during the fall/winter holiday selling season increased the number of associates to peaks of 27,962. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

COMPETITIVE CONDITIONS

The retail industry is highly competitive. The Company's retail stores compete with discount stores (such as WALMART, KMART and TARGET), deep discount drugstore chains and other value-oriented specialty retailers. The Company's retail toy operations compete directly with local and regional enclosed shopping mall-based toy retailers, destination toy stores (such as TOYS "R" US) and discount retailers with toy departments and indirectly with enclosed shopping mall-based retailers such as concept stores and theme based stores that feature toys or toy-related merchandise. Certain of the Company's competitors have greater financial, distribution, marketing and other resources than the Company.

ITEM 2 PROPERTIES

CORPORATE, WAREHOUSE AND DISTRIBUTION   The Company owns a 2,884,100 square foot
office, warehouse/distribution facility located in Columbus, Ohio.
Approximately 150,000 square feet of this facility is utilized as office space for corporate offices. The balance represents warehouse and distribution space. Warehousing and distribution is also conducted from leased locations principally located in central Ohio which total approximately 1,006,000 square feet. Substantially all the close-out merchandise sold by the Company is received at the Columbus warehouse/distribution center and is processed for retail sale, as necessary, and distributed to the retail location or wholesale customer.

STORES   All stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities and maintenance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent.
Such payments are generally only required when sales reach a specified level. The typical lease for the Company's close-out stores is for an initial term of three to five years with multiple three to five-year renewal options. The following tables set forth store lease expiration and state location information for existing store leases at February 3, 1996.

                                                                         Number of Leases Expiring Without
                            Number of Leases Expiring                            Renewal Options
                   --------------------------------------------    ---------------------------------------------
                   Odd Lots      IAD                               Odd Lots      IAD
    Fiscal           and         and        TOY         Total        and         and         TOY         Total
     Year          Big Lots      AFO                               Big Lots      AFO
- ---------------    --------    -------    --------    ---------    --------    -------     -------     ---------
    1996             102          25         17         144           23           11          7           41
    1997             112          87         20         219           26           28          4           58
    1998              79          31         22         132           19           12         15           46
    1999             113          24         13         150           29           17          6           52
    2000              95          24         34         153           18            3         10           31
2001 and beyond       40          18          5          63           17           16          2           35
- ---------------    -------     -------    --------    ---------    --------    -------     -------     ---------
                     541         209        111         861          132           87         44          263

Of the 209 iTZADEAL! (IAD) and All For One (AFO) leases 94 are in enclosed malls and 115 are in strip centers.


                                                          Number of Stores Open
                 -----------------------------------------------------------------------------------------------------

                  Odd Lots      IAD                                             Odd Lots    IAD
                    and         and                                               and       and
                  Big Lots      AFO         TOY      Total                      Big Lots    AFO         TOY         Total
                 ----------- -----------  --------  ---------                 ---------- ----------- -------- ---------
Alabama             19          --            2        21      Missouri           13         3           2       18
Arizona             --          --            4         4      Mississippi        10        --           1       11
California          --          --           12        12      N. Carolina        25        --           1       26
Colorado            --           4            2         6      Nebraska           --         1           2        3
Connecticut         --          --            1         1      Nevada             --        --           1        1
Delaware            --          --            1         1      New Jersey         --        --           1        1
Florida             56          18            6        80      New York           10        --           5       15
Georgia             33           1            5        39      Ohio              105        56           5      166
Iowa                --           6            2         8      Oklahoma           --        --           1        1
Idaho               --          --            2         2      Oregon             --        --           2        2
Illinois            20          23            1        44      Pennsylvania       22         9           6       37
Indiana             36          19            7        62      S. Carolina        18        --           3       21
Kansas               6          --            1         7      Tennessee          35         7           3       45
Kentucky            28          17            3        48      Texas               6        --           8       14
Louisiana            6          --            2         8      Utah               --        --           2        2
Maryland             3           2            1         6      Virginia           24         8           4       36
Maine               --          --            1         1      Washington         --        --           2        2
Michigan            34          23            4        61      Wisconsin          10        --           2       12
Minnesota           --           4            2         6      West Virginia      22         7           1       30
                                                               Wyoming            --         1          --        1


                                       Odd Lots        IAD
                                         and           and
                                       Big Lots        AFO        TOY        Total
                                     ------------    -------    -------    ---------
                Total Stores             541           209        111         861
                Number of states          22            18         38          39


ITEM 3 LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising from its ordinary course of operations and believes that the outcome of these proceedings, individually and in the aggregate, will be immaterial.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.)

                                                                                                             Officer
                   Name                        Age                        Offices Held                        Since
- ---------------------------------------------------------------------------------------------------------- ------------
William G. Kelley                               50      Chairman of the Board and Chief                       1990
                                                        Executive Officer
Michael L. Glazer                               48      President                                             1995
Albert J. Bell                                  36      Sr. Vice President, Legal, Real Estate,
                                                        Secretary and General Counsel                         1988
Charles Freidenberg                             50      Sr. Vice President - Merchandising                    1995
C. Matthew Hunnell                              33      Sr. Vice President - Merchandising                    1995
Michael J. Potter                               34      Sr. Vice President and Chief Financial Officer        1991
James A. McGrady                                45      Vice President and Treasurer                          1991
Mark D. Shapiro                                 36      Vice President and Controller                         1994

William G. Kelley is a Director of the Company and has served in his present capacity as Chairman of the Board and Chief Executive Officer since 1990. Mr. Kelley is also a director of National City Bank, Columbus.

Michael L. Glazer has served on the Company's Board of Directors since 1991 and previous to his appointment as President of the Company in 1995 he held positions as Executive Vice President and President of The Bombay Company, a home furnishings retailer.

Albert J. Bell has served as the Company's general counsel for over five years and has been employed by the Company since 1987.

Charles Freidenberg has been with the Company since 1983 and has held senior management positions in the merchandising area for the past five years.

C. Matthew Hunnell has been with the Company since 1983 and has held senior management positions in the merchandising area for the past five years.

Michael J. Potter has been with the Company since 1991 and previous to his appointment as Sr. Vice President and Chief Financial Officer in 1994 Mr. Potter was Vice President and Controller for the Company.

James A. McGrady has been with the Company since 1986 and previous to his appointment as Vice President and Treasurer in 1991 he was Assistant Controller.

Mark D. Shapiro has been with the Company since 1992 and prior to his appointment as Vice President and Controller served as Assistant Controller. Before joining the Company Mr. Shapiro was Assistant Controller for Chemlawn.



                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "CNS." The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated.


                                                          1995                              1994
                                              ----------------------------       ---------------------------
                                                 High            Low                High            Low
                                              ------------   -------------       ------------   ------------
First Quarter                                   $20 7/8          $16 1/4             $20             $16 3/4
Second Quarter                                   23               15 3/4              17 1/4          11 1/2
Third Quarter                                    25 1/8           21 1/8              18 1/2          11 7/8
Fourth Quarter                                   25 5/8           19 3/8              19 3/8          15 3/4

As of April 12, 1996, there were 1,332 holders of record of the Company's common stock.

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

                                                                                Fiscal Year Ended
                                                   ----------------------------------------------------------------------------
                                                   February 3,  January 28,  January 29,  January 30,  February 1,  February 2,
                                                      1996*        1995         1994         1993          1992        1991
- -------------------------------------------------------------------------------------------------------------------------------
                                                         ($ In thousands except earnings per share and sales per sq. ft.)
STATEMENT OF OPERATIONS DATA:
  Net sales:
    Odd Lots/Big Lots                              $ 1,286,675  $1,112,087   $  941,471   $  837,805   $  744,896   $ 662,050
    iTZADEAL and All For One                           106,283      93,590       92,283       72,986        7,685          --
    TOY                                                 76,689      45,937           --           --           --          --
- -------------------------------------------------------------------------------------------------------------------------------
      Total Retail                                   1,469,647   1,251,614    1,033,754      910,791      752,581     662,050
    Other                                               42,652      27,030       21,537       18,489       18,916      17,253
- -------------------------------------------------------------------------------------------------------------------------------
                                                     1,512,299   1,278,644    1,055,291      929,280      771,497     679,303
- -------------------------------------------------------------------------------------------------------------------------------
  Cost of sales:
    Odd Lots/Big Lots                                  738,675     638,533      531,605      479,536      441,351     405,919
    iTZADEAL and All For One                            56,585      47,331       45,275       36,973        4,084          --
    TOY                                                 40,598      22,467           --           --           --          --
- -------------------------------------------------------------------------------------------------------------------------------
      Total Retail                                     835,858     708,331      576,880      516,509      445,435     405,919
   Other                                                32,281      20,163       16,358       13,895       14,047      14,267
- -------------------------------------------------------------------------------------------------------------------------------
                                                       868,139     728,494      593,238      530,404      459,482     420,186
- -------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                       644,160     550,150      462,053      398,876      312,015     259,117
Selling and administrative expenses                    532,158     451,411      386,116      334,494      273,704     243,878
- -------------------------------------------------------------------------------------------------------------------------------
     Operating profit                                  112,002      98,739       75,937       64,382       38,311      15,239
  Other expense - net                                   (9,742)     (6,706)      (4,221)      (4,116)      (5,896)     (8,608)
- -------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             102,260      92,033       71,716       60,266       32,415       6,631
Income taxes                                            37,854      36,813       28,689       23,156       12,317       2,086
- -------------------------------------------------------------------------------------------------------------------------------
Net income                                         $    64,406  $   55,220   $   43,027   $   37,110   $   20,098   $   4,545
===============================================================================================================================
Earnings per common and
  common equivalent share of stock                 $      1.32   $    1.15   $     0.90   $     0.78   $     0.44   $    0.10
===============================================================================================================================
Weighted average common and common
  equivalent shares outstanding (In thousands)          48,903      48,077       47,976       47,676       45,797      45,615
BALANCE SHEET DATA:
  Working capital                                  $   253,858   $ 210,601   $  174,529   $  142,305   $  120,275   $ 100,033
  Total assets                                     $   639,815   $ 551,620   $  468,220   $  390,942   $  329,321   $ 288,119
  Long-term obligations                            $    25,000   $  40,000   $   50,000   $   50,000   $   50,000   $  50,125
  Stockholders' equity                             $   389,564   $ 315,234   $  258,535   $  209,459   $  170,520   $ 149,940
STORE OPERATING DATA:
Average sales per square foot **                   $    126.98   $  121.71   $   119.86   $   115.64   $   108.57   $  100.68
  New stores opened
    Odd Lots/Big Lots                                       67          79           71           47           37          24
    iTZADEAL and All For One                                50          15           21          120           41          --
    TOY                                                     30          82           --           --           --          --
- -------------------------------------------------------------------------------------------------------------------------------
                                                           147         176           92          167           78          24
- -------------------------------------------------------------------------------------------------------------------------------
  Stores closed
    Odd Lots/Big Lots                                       14          23           20           24           16          23
    iTZADEAL and All For One                                23          10            4           --            1          --
    TOY                                                      1          --           --           --           --          --
- -------------------------------------------------------------------------------------------------------------------------------
                                                            38          33           24           24           17          23
- -------------------------------------------------------------------------------------------------------------------------------
  Stores open at end of year
    Odd Lots/Big Lots                                      541         488          432          381          358         337
    iTZADEAL and All For One                               209         182          177          160           40          --
    TOY                                                    111          82           --           --           --          --
- -------------------------------------------------------------------------------------------------------------------------------
                                                           861         752          609          541          398         337
- -------------------------------------------------------------------------------------------------------------------------------

*  Consists of 53 weeks. ** Based on stores open the full period: 1995 adjusted to reflect comparable 52 week periods.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is the nation's largest close-out retailer with 861 stores located in 39 states. The Company operates 750 close-out retail stores, primarily under the names Odd Lots/Big Lots, iTZADEAL! and All For One, in the midwestern, southern and mid-Atlantic regions of the United States. Additionally, the Company operates 111 toy stores, under the names Toy Liquidators and The Amazing Toy Store which carry primarily close-out toys supplemented by selected in-line toys. The table below compares components of the statements of earnings of Consolidated Stores as a percent of net sales.

                                                                                       Fiscal Year
                                                                               1995        1994        1993
                                                                            ---------   ---------   ---------
Net sales:
         Odd Lots/Big Lots                                                     85.1%       87.0%       89.2%
         iTZADEAL! and All For One                                              7.0         7.3         8.8
         Toy Liquidators and The Amazing Toy Store                              5.1         3.6          --
         Other                                                                  2.8         2.1         2.0
                                                                            -------     -------     -------
Total net sales                                                               100.0       100.0       100.0
Cost of sales                                                                  57.4        57.0        56.2
                                                                            -------     -------     -------
Gross profit                                                                   42.6        43.0        43.8
Selling and administrative expenses                                            35.2        35.3        36.6
                                                                            -------     -------     -------
Operating profit                                                                7.4         7.7         7.2
Interest expense                                                                0.5         0.5         0.6
Other income (expense) - net                                                    0.1           -        (0.2)
                                                                            -------     -------     -------
Income before income taxes                                                      6.8         7.2         6.8
Income taxes                                                                    2.5         2.9         2.7
                                                                            -------     -------     -------
Net income                                                                      4.3%        4.3%        4.1%
                                                                            =======     =======     =======


The Company has historically experienced, and expects to continue to experience, seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. In addition, the Company's quarterly results can be affected by the timing of store openings and closing, the amount of net sales contributed by new and existing stores and the timing of certain holidays. The following table illustrates the seasonality in the net sales and operating income.

                                                                                    Quarter
                                                                  First       Second       Third       Fourth
                                                                ---------    ---------    --------    ---------
FISCAL 1995
         Percent net sales of full year                           19.3%       21.5%        23.6%        35.6%
         Operating income percentage of full year                  5.3        14.0         17.2         63.5

FISCAL 1994
         Percent net sales of full year                           19.0        21.3         24.2         35.5
         Operating income percentage of full year                  4.3        13.2         16.6         65.9



FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES Net sales increased to $1,512.3 million in fiscal 1995 from $1,278.6 million in fiscal 1994, an increase of $233.7 million, or 18.3%. This increase was attributable to net sales of $127.9 million from 147 new stores and comparable store sales increases of 4.3%, offset in part by the closing of 38 stores. The increase in comparable store sales was attributable to improved product offerings and merchandise mix as well as a continued refinement and expansion of the Company's' television advertising program, which was introduced in the fall of 1994. Comparable store sales were negatively impacted during the fall/winter holiday selling season by abnormally inclement weather in many of the Company's markets. Additionally, fiscal 1995 was a 53-week fiscal year, compared to fiscal 1994 which had 52 weeks.

Net sales of Odd Lots/Big Lots stores increased $174.6 million, or 15.7%, to $1,286.7 million in fiscal 1995 from $1,112.1 million in fiscal 1994. Net sales of The Amazing Toy Store and Toy Liquidators stores increased $30.8 million, or 67.1%, to $76.7 million in fiscal 1995 from $45.9 million in fiscal 1994. This increase was largely attributable to a full year of operations at Toy Liquidators in fiscal 1995 (which the Company acquired in May 1994), as well as net sales of $11.3 million from a net of 29 new stores. Net sales at iTZADEAL! and All For One increased $12.7 million, or 13.6%, to $106.3 million in fiscal 1995 from $93.6 million in fiscal 1994.

GROSS PROFIT Gross profit increased to $644.2 million in fiscal 1995 from $550.2 million in fiscal 1994, an increase of $94.0 million, or 17.1%. As a percentage of net sales, gross profit decreased to 42.6% in fiscal 1995 from 43.0% in fiscal 1994. The decrease in gross margin was attributable to decreases in gross margin in both The Amazing Toy Store and Toy Liquidators stores and iTZADEAL! and All For One stores. Gross margin at the Amazing Toy Store and Toy Liquidators stores was high in fiscal 1994 due to the advantageous terms under which the Company purchased the inventory of the Toy Liquidators business in May 1994. The decline in the gross margin at iTZADEAL! and All For One stores was due to the increase in the number of iTZADEAL! stores relative to the number of All For One stores. iTZADEAL! stores have a slightly lower gross margin than All For One stores as a result of the higher mix of domestic name-brand close-out products and lower mix of higher margin import merchandise. Gross margin at Odd Lots/Big Lots stores remained constant in fiscal 1995 compared to fiscal 1994.

SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased to $532.2 million in fiscal 1995 from $451.4 million in fiscal 1994, an increase of $80.8 million, or 17.9%. As a percentage of net sales, selling and administrative expenses decreased slightly to 35.2% in fiscal 1995 from 35.3% in fiscal 1994 as a result of the continued leveraging of fixed expenses over a larger store base and comparable store sales increases.

INTEREST EXPENSE Interest expense increased to $8.0 million in fiscal 1995 from $7.2 million in fiscal 1994. The increase was attributable to higher weighted average debt levels, resulting in part from increased seasonal borrowings to support higher average inventory levels, and increased effective interest rates on seasonal borrowings throughout the fiscal year. The increase in the effective interest rate was offset to some extent by a scheduled principal payment of $15.0 million on the senior debt.

INCOME TAXES The effective tax rate of the Company was 37.0% in fiscal 1995 compared to 40.0% in fiscal 1994. The reduction in the effective tax rate was attributable to the full fiscal year effect of corporate-owned life insurance, which was adopted in November 1994, as well as lower effective state and local income tax rates. This reduction was partially offset by the federally legislated elimination of the Targeted Jobs Tax Credit ("TJTC"). Realization of any future tax benefits associated with TJTC and corporate-owned life insurance are subject to pending federal legislation.

FISCAL 1994 COMPARED TO FISCAL 1993

NET SALES Net sales increased to $1,278.6 million in fiscal 1994 from $1,055.3 million in fiscal 1993, an increase of $223.3 million, or 21.2%. This increase was attributable to net sales of $178.4 million from 176 newly opened and newly acquired stores and comparable store sales increases of 3.5%, offset in part by the closing of 33 stores. The increase in comparable store sales was attributable to improved product offerings and merchandise mix as well as the introduction of a fall season television advertising program.

Net sales of Odd Lots/Big Lots stores increased $170.6 million, or 18.1%, to $1,112.1 million in fiscal 1994 from $941.5 million in fiscal 1993. In May 1994, the Company acquired 82 Toy Liquidator stores that contributed $45.9 million in net sales in fiscal 1994. Net sales of iTZADEAL! and All For One stores increased 1.4% to $93.6 million in fiscal 1994 from $92.3 million in fiscal 1993.

GROSS PROFIT Gross profit increased to $550.2 million in fiscal 1994 from $462.1 million in fiscal 1993, an increase of $88.1 million, or 19.1%. As a percentage of net sales, gross profit decreased to 43.0% in fiscal 1994 from 43.8% in fiscal 1993. The decrease in gross margin was attributable largely to a decrease in gross margin at Odd Lots/Big Lots stores that resulted from a planned change in the Company's merchandise mix. The Company reduced its offerings of higher-margin, slower-turning softlines, primarily apparel, and expanded its offerings of lower-margin, faster-turning merchandise, primarily hardlines such as electronics. This decrease in gross margins in fiscal 1994 was partially offset by higher gross margins of the newly acquired Toy Liquidators business.

SELLING AND ADMINISTRATIVE EXPENSE Selling and administrative expenses increased to $451.4 million in fiscal 1994 from $386.1 million in fiscal 1993, an increase of $65.3 million, or 16.9%. As a percentage of net sales, selling and administrative expenses decreased to 35.3% in fiscal 1994 from 36.6% in fiscal 1993 as a result of store expense control programs as well as the continued leveraging of fixed expenses over a higher store base and comparable store sales increases.

INTEREST EXPENSE Interest expense increased to $7.2 million in fiscal 1994 from $5.8 million in fiscal 1993. The increase was attributable to higher weighted average debt levels, resulting from increased seasonal borrowings to support higher average inventory levels and borrowings to finance the acquisition of Toy Liquidators, and increased effective interest rates on seasonal borrowings throughout the fiscal year.

INCOME TAXES The effective tax rate of the Company was 40.0% in both fiscal 1994 and fiscal 1993. The Company did not experience any material changes in any of the components of the effective tax rate in fiscal 1994 compared to fiscal 1993.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company over the past three fiscal years have been cash flow from operations and borrowings under available credit facilities. Net cash provided by operating activities over the last three fiscal years, as detailed in the consolidated statements of cash flows, was $29.4 million, $59.7 million and $29.4 million in fiscal 1995, 1994 and 1993, respectively. As necessary, the Company supplemented cash provided from operations with borrowings under available credit facilities to fund new store expansion, seasonal inventory purchases, capital expenditure programs and a scheduled principal payment on senior debt of $15 million in fiscal 1995. The cash provided from operations over the past three fiscal years has been sufficient to allow the Company to fully repay the outstanding balance of its credit agreements prior to its fiscal year end. Total debt as a percent of total capitalization (total debt and stockholders equity) was 8.2% at February 3, 1996, compared with 13.7% and 16.2% at each of the respective prior fiscal year ends. Working capital increased from $174.5 million at the end of fiscal 1993 to $253.9 million at the end of fiscal 1995 primarily as a result of increases in inventory associated with new store openings. Capital expenditures for the last three fiscal years were $48.1 million, $41.6 million and $46.0 million, respectively, and were used primarily to fund new store openings.

At February 3, 1996, available committed credit facilities were $86.0 million under the Company's $90.0 million revolving credit facility and $50.0 million letter of credit facility. Seasonally, the revolving credit facility and letter of credit facility were increased to $110 million and $75 million, respectively. Additionally, $55.0 million of uncommitted credit facilities were available, subject to the terms of the revolving credit facility.

PROPOSED ACQUISITION

On March 25, 1996, the Company and Melville Corporation entered into a Purchase Agreement pursuant to which on May 5, 1996, the Company expects to acquire Kay-Bee Toys for a purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million cash and $100 million of subordinated promissory notes issued to Melville Corporation in a transaction that will be accounted for as a purchase (See Notes to Consolidated Financial Statements - Proposed Acquisition). The transaction has been approved by the Board of Directors of each Company and is subject to regulatory review. The Company intends to initially fund the purchase price with the use of existing credit facilities and the $100 million of subordinated promissory notes. The Company intends to repay a portion of the credit facilities used to fund the purchase with proceeds from an equity offering. In accordance with this objective, the Company filed a registration statement for the offering of 3,500,000 shares of Common Stock. The Company has granted underwriters an option to purchase up to 525,000 shares of Common Stock to cover over-allotments. This transaction is anticipated to be completed in the second quarter of 1996. Concurrent with the purchase of Kay-Bee Toys the Company has increased its committed debt facilities to approximately $600 million.

Upon consummation of the Kay-Bee Toys acquisition the Company's capital structure will change significantly from the issuance of common stock and increased credit facilities. The Company continues to believe that it will have adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of February 3, 1996, and January 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at February 3, 1996, and January 28, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP



Dayton, Ohio
February 26, 1996
(March 25, 1996, as to Note on Proposed Acquisition)

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

                                                                                    Fiscal Year
                                                                       1995            1994           1993
- -------------------------------------------------------------------------------------------------------------
Net sales                                                            $1,512,299     $1,278,644    $1,055,291
- -------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                                                         868,139        728,494       593,238
  Selling and administrative expenses                                   532,158        451,411       386,116
  Interest expense                                                        8,036          7,238         5,812
  Other expense (income) - net                                            1,706           (532)       (1,591)

- -------------------------------------------------------------------------------------------------------------
                                                                      1,410,039      1,186,611       983,575
- -------------------------------------------------------------------------------------------------------------

Income before income taxes                                              102,260         92,033        71,716
Income taxes                                                             37,854         36,813        28,689

- -------------------------------------------------------------------------------------------------------------
  Net income                                                         $   64,406     $   55,220    $   43,027
=============================================================================================================

Earnings per common and common
  equivalent share of stock                                          $     1.32     $     1.15    $     0.90
=============================================================================================================



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                       FEBRUARY 3,    January 28,
                                                                                          1996           1995
- -----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                            $  12,999      $  40,356
  Accounts receivable                                                                      8,957          5,524
  Inventories                                                                            388,346        302,132
  Prepaid expenses                                                                        18,265         13,999
  Deferred income taxes                                                                   23,449         19,262

- ---------------------------------------------------------------------------------------------------------------
     Total current assets                                                                452,016        381,273
- ---------------------------------------------------------------------------------------------------------------

Property and equipment - net                                                             177,323        161,500
Other assets                                                                              10,476          8,847

- ---------------------------------------------------------------------------------------------------------------
                                                                                       $ 639,815      $ 551,620
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                     $ 129,223      $ 103,401
  Accrued liabilities                                                                     41,519         38,289
  Income taxes                                                                            17,416         18,982
  Current maturities of long-term obligations                                             10,000         10,000

- ---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           198,158        170,672
- ---------------------------------------------------------------------------------------------------------------

Long-term obligations                                                                     25,000         40,000
Deferred income taxes                                                                     19,879         17,114
Other noncurrent liabilities                                                               7,214          8,600
Commitments and contingencies                                                                 --             --

Stockholders' equity:
  Preferred stock - authorized 2,000,000 shares,
    $.01 par value; none issued                                                               --             --
  Common stock - authorized 90,000,000 shares, $.01 par value;
    issued 47,775,958 shares and 46,866,303 shares, respectively                             478            469
  Non-voting common stock - authorized 8,000,000 shares,
     $.01 par value; none issued                                                              --             --
  Additional paid-in capital                                                             104,511         93,872
  Retained earnings                                                                      285,105        220,699
  Other adjustments                                                                         (530)           194
- ---------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                          389,564        315,234
- ---------------------------------------------------------------------------------------------------------------
                                                                                       $ 639,815      $ 551,620
===============================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                 Fiscal Year
                                                                     1995           1994           1993
- ------------------------------------------------------------------------------------------------------------
Common stock:
  Balance at beginning of year                                      $     469     $      465      $     462
  Contribution to savings plan                                              1              1             --
  Exercise of stock options                                                 8              3              3
- ------------------------------------------------------------------------------------------------------------
  Balance at end of year                                            $     478     $      469      $     465
============================================================================================================

Additional paid-in capital:
  Balance at beginning of year                                      $  93,872     $   89,817      $  86,545
  Exercise of stock options                                             9,243          2,655          2,608
  Contribution to savings plan                                          1,396          1,400            664
- ------------------------------------------------------------------------------------------------------------
  Balance at end of year                                            $ 104,511     $   93,872      $  89,817
============================================================================================================

Retained earnings:
  Balance at beginning of year                                      $ 220,699     $  165,479      $ 122,452
  Net income for the year                                              64,406         55,220         43,027
- ------------------------------------------------------------------------------------------------------------
  Balance at end of year                                            $ 285,105     $  220,699      $ 165,479
============================================================================================================

Other adjustments:
  Balance at beginning of year                                      $     194     $    2,774      $      --
  Change in unrealized investment gain                                    296         (3,048)         4,188
  Minimum pension liability adjustment                                 (1,020)           468         (1,414)
- ------------------------------------------------------------------------------------------------------------
  Balance at end of year                                            $    (530)    $      194      $   2,774
============================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                      Fiscal Year
                                                                         1995            1994          1993
- ----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $   64,406       $ 55,220      $ 43,027
Adjustment for noncash items included
  in net income:
    Depreciation and amortization                                           30,021         26,477        23,685
    Deferred income taxes                                                   (1,018)           256        (2,236)
    Other                                                                    2,373          3,398         3,031
Change in assets and liabilities                                           (66,427)       (25,693)      (38,081)
- ----------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                             29,355         59,658        29,426
- ----------------------------------------------------------------------------------------------------------------

Cash flows from investment activities:
  Capital expenditures                                                     (48,091)       (41,558)      (45,994)
  Investment in corporate owned life insurance                              (6,870)        (4,781)           --
  Other                                                                      6,476         (1,973)          478
- ----------------------------------------------------------------------------------------------------------------
    Net cash used in investment activities                                 (48,485)       (48,312)      (45,516)
- ----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments of senior notes                                                 (15,000)            --            --
  Increase in deferred credits                                               1,745          3,107         4,723
  Proceeds from exercise of stock options                                    5,028          1,030           986
- ----------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                     (8,227)         4,137         5,709
- ----------------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                   $  (27,357)      $ 15,483      $(10,381)
================================================================================================================



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
The Company's primary business is the retail sale of "close-out" merchandise by offering brand name merchandise at substantial discounts to traditional retail prices. At February 3, 1996, retail sales were conducted through 861 retail locations in 39 states.

FISCAL YEAR
The Company follows the concept of a 52/53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal year 1995 ending February 3, 1996, is comprised of 53 weeks.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which effect reported amounts of assets and liabilities and disclosure of significant contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

INVESTMENTS
Non-current investments in equity securities are classified as Other assets in the consolidated balance sheets and are stated at fair value. Unrealized gains on equity securities classified as available-for-sale are recorded as a separate component of stockholders' equity net of applicable income taxes. The Company's investment in corporate owned life insurance is recorded net of policy loans as Other assets.

DEFERRED CREDITS
Deferred credits associated with purchase commitments are classified as other noncurrent liabilities and are recognized when earned as a reduction of the related inventory purchase cost.

PRE-OPENING COSTS
Non-capital expenditures associated with opening new stores are charged to expense over the first twelve months of store operations.

ACCOUNTING STANDARD CHANGE
In March 1995 the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as long-lived assets and certain identifiable intangibles to be disposed of. The Company will be required to adopt the new standard in the first quarter of 1996. Based on preliminary evaluation of this Standard's requirements, the Company does not anticipate its effect to be material to the Company's consolidated financial position.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPOSED ACQUISITION

On March 25, 1996, the Company and Melville Corporation entered into a Purchase Agreement pursuant to which on May 5, 1996, the Company expects to acquire Kay Bee Toys for approximately $315 million, $215 million in cash and $100 million of Subordinated Notes, in a transaction that will be accounted for as a purchase. The transaction has been approved by the Board of Directors of each Company and is subject to regulatory review. Kay-Bee Toys, directly or through its subsidiaries, will operate approximately 1,045 toy stores in 50 states. Store locations are primarily in enclosed malls.

INVENTORIES

Inventories are comprised of the following:

                                                                              FEBRUARY 3,    January 28,
(In thousands)                                                                    1996           1995
- ----------------------------------------------------------------------------------------------------------
Retail                                                                           $ 368,569     $  287,287
Other                                                                               19,777         14,845
- ----------------------------------------------------------------------------------------------------------
                                                                                 $ 388,346     $  302,132
==========================================================================================================


INCOME TAXES

The provision for income taxes is comprised of the following:

                                                                                      Fiscal Year
(In thousands)                                                             1995          1994           1993
- -----------------------------------------------------------------------------------------------------------------
Federal - Currently payable                                               $ 32,861       $ 31,815       $ 22,733
Deferred                                                                    (1,018)        (1,912)           387
State and Local                                                              6,011          6,910          5,569
- -----------------------------------------------------------------------------------------------------------------
                                                                          $ 37,854       $ 36,813       $ 28,689
=================================================================================================================

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                                                       Fiscal Year
                                                                         1995             1994           1993
- ----------------------------------------------------------------------------------------------------------------
Statutory Federal income tax rate                                            35.0%          35.0%         35.0%
Effect of:
    State and local income taxes                                              3.8            4.9           5.1
    Targeted jobs tax credit                                                 (0.2)          (1.1)         (0.7)
    Corporate owned life insurance investments                               (2.2)          (0.5)           --
    Other                                                                     0.6            1.7           0.6
- ----------------------------------------------------------------------------------------------------------------
Effective tax rate                                                           37.0%          40.0%         40.0%
================================================================================================================

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes deferred taxes are reflected without reduction for a valuation allowance. Components of the Company's deferred tax assets and liabilities are presented in the following table.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES - CONTINUED

                                                                                       FEBRUARY 3,    January 28
(In thousands)                                                                            1996           1995
- -------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Uniform inventory capitalization                                                        $   8,988      $   7,139
  Inventory valuation allowance                                                               2,309          2,193
  Deferred credits                                                                            1,293            192
  Other (each less than 5% of total assets)                                                  10,859          9,738
- -------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                                23,449         19,262
- -------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Depreciation                                                                               15,144         14,325
  Unrealized gain                                                                               880            760
  Other                                                                                       3,855          2,029
- -------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                           19,879         17,114
- -------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                   $   3,570      $   2,148
===================================================================================================================


Net income taxes paid were $35,158,000, $29,613,000, and $19,288,000 in 1995,
1994, and 1993, respectively.

LONG-TERM OBLIGATIONS

SENIOR NOTES
The 10.5% senior notes are due in semi-annual principal payments commencing in February 1995, until maturity in August 2002. Subject to the provisions of the Note Purchase Agreement (Agreement) the Company may prepay all or part of the outstanding principal balance. The Agreement contains provisions specifying certain limitations on the Company's operations including the amount of future long-term obligations, investments, dividends and the maintenance of specific operating ratios. At February 3, 1996, $176,273,000 of retained earnings was available for dividends under provisions of the Agreement.

The fair value of the senior notes is estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities. The estimated fair value of the senior notes at February 3, 1996, was $38,600,000 and the related carrying amount was $35,000,000. Maturities of senior notes during the next five years are as follows:

(In thousands)
- -------------------------------------------------------------------------------------------------------
                  1996                                                                        $ 10,000
                  1997                                                                           5,000
                  1998                                                                           5,000
                  1999                                                                           4,500
                  2000                                                                           6,000

CREDIT AGREEMENTS
The Company has a $90,000,000 unsecured revolving credit agreement through June 1, 1997, which is seasonally adjusted to $110,000,000 from August through November of the credit term. Outstanding borrowings, if any, at June 1, 1997 are payable one year thereafter. The funds available under this agreement may be used for working capital requirements and other general corporate purposes. The Company has the option to borrow at various interest rates and is required to pay a 1/8 of 1% commitment fee on the average daily unused funds. Included in the revolving credit agreement is a separate $50,000,000 letter of credit facility which is seasonally adjusted to $75,000,000 from May through July and expires June 1, 1996. The Company was contingently

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CREDIT AGREEMENTS - CONTINUED
liable for outstanding letters of credit totaling $54,000,000 at February 3, 1996. Provisions of the revolving credit agreement include the maintenance of certain standard financial ratios similar to those described for senior notes. Additionally, $55,000,000 of uncommitted short-term credit facilities are available, subject to provisions of the revolving credit agreement, at February 3, 1996. No borrowings were outstanding under any such credit agreements.

Interest paid, including capitalized interest of $147,000, $788,000 and $486,000 in each of the respective previous three fiscal years, was $10,705,000 in 1995, $8,110,000 for 1994, and $6,314,000 in 1993.

DEFERRED CREDITS

The Company has commitments to certain vendors for future inventory purchases totaling approximately $66,800,000 at February 3, 1996. Terms of the commitments provide for these inventory purchases to be made through fiscal 1998 or later as may be extended. There are no annual minimum purchase requirements.

EMPLOYEE BENEFIT PLANS

PENSION PLAN
The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are based on credited years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those anticipated to be earned in the future. The Company amended its pension plan to provide benefits only to employees hired on or before March 31, 1994.

The components of net periodic pension cost are comprised of the following:

(In thousands)                                                                  1995           1994           1993
- -----------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned in the period                                     $ 1,642          1,671            944
Interest cost on projected benefit obligation                                        811            689            592
Investment return on plan assets                                                    (631)          (575)          (557)
Net amortization and deferral                                                        303            529             96
- -----------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                                        $ 2,125          2,314          1,075
=======================================================================================================================

Assumptions used in each year of the actuarial computations were:
         Discount rate                                                               6.5%           8.4%           7.2%
         Rate of increase in compensation levels                                     5.5%           5.0%           5.0%
         Expected long-term rate of return                                           9.0%           9.0%           9.0%


The following table sets forth the funded status of the Company's defined benefit plan.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PENSION PLAN - CONTINUED


(In thousands)                                                                              1995           1994
- --------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation                                                                 $ 10,857       $  6,362
  Non-vested benefits                                                                          2,091          1,352
- --------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                                              $ 12,948       $  7,714
====================================================================================================================

Actuarial present value of projected benefit obligation                                     $ 18,572       $ 10,278
Plan assets at fair value, primarily cash equivalents, U.S. Government
  securities and obligations, and publicly traded stocks and mutual funds                      8,910          6,848
- --------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                                         (9,662)        (3,430)
Unrecognized prior service cost                                                                 (947)        (1,082)
Unrecognized net obligation at transition                                                        239            252
Unrecognized net loss                                                                          9,454          4,006
- --------------------------------------------------------------------------------------------------------------------
Accrued pension cost                                                                        $   (916)      $   (254)
====================================================================================================================


Provisions of SFAS No. 87 "Employers' Accounting for Pensions," require recognition of a minimum pension liability relating to certain unfunded pension obligations. At February 3, 1996, the minimum pension liability was $3,122,000.

SAVINGS PLAN
The Company has a savings plan with a 401(k) deferral feature for all eligible employees. Provisions of $1,650,000, $1,564,000, and $1,390,000 have been charged to operations in fiscal 1995, 1994, and 1993, respectively.

LEASES

Leased property consists primarily of the Company's retail stores and certain warehouse space. Many of the store leases have rent escalations and provide the Company pay for real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. Additionally, leases generally provide options to extend the original terms for an additional two to twenty years. Minimum operating lease commitments as of February 3, 1996, are as follows:

(In thousands)
- ------------------------------------------------------------------------------------------------------------
            1996                                                                               $  64,230
            1997                                                                                  52,317
            1998                                                                                  39,305
            1999                                                                                  28,154
            2000                                                                                  14,664
            Subsequent to 2000                                                                    13,969
- ------------------------------------------------------------------------------------------------------------
            Total minimum operating lease payments                                             $ 212,639
============================================================================================================

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LEASES - CONTINUED
Total rental expense consisted of the following:

                                                Fiscal Year
(In thousands)                      1995           1994           1993
==========================================================================
Buildings                          $ 74,258       $ 62,555       $ 51,105
Equipment                             4,823          4,695          2,807
- --------------------------------------------------------------------------
                                   $ 79,081       $ 67,250       $ 53,912
==========================================================================

STOCKHOLDERS' EQUITY

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during each period including the additional number of shares which would have been issuable upon exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. The average number of common and common equivalent shares outstanding during fiscal 1995, 1994 and 1993 were 48,902,797, 48,077,162, and 47,976,396, respectively.

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

In addition, if the Company is involved in a merger or other business combination, at any time there is a 20% or more stockholder of the Company, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each Right. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a 20% position has been acquired. The Rights expire on April 18, 1999, and at no time have voting power.

PREFERRED STOCK
In conjunction with the Stockholder Rights Plan the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

STOCK PLANS

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB Opinion No. 25 and will adopt the additional disclosure requirements of Statement No. 123 in fiscal 1996.

STOCK OPTION AND INCENTIVE PLANS
The Company had a Stock Option Plan (Plan) which expired in 1995. The Plan provided that all options be granted at an exercise price at least equal to the fair market value of the common stock at the date of grant. Options generally became exercisable one year following the original date of grant in five equal annual installments. However, upon an effective change in control of the Company, all options granted were exercisable.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION AND INCENTIVE PLANS - CONTINUED
During 1995, the Company adopted, subject to shareholder approval, the Consolidated Stores Corporation 1996 Performance Incentive Plan (Incentive
Plan). The Incentive Plan provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (SAR's). The annual maximum number of newly issued shares available for issuance under the Incentive Plan is 2,000,000 plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company's fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued shares available for use under the Incentive Plan shall not exceed 15% of the total issued and outstanding Common Stock as of any measurement date. A minimum of 6,700,000 shares are available for issuance and the term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price is not less than the fair market value, as defined, of the underlying common stock on the date of award. The award price of an SAR is to be a fixed amount, not less than 100% of the fair market value of a share of common stock at the date of award. Upon an effective change in control of the Company all awards outstanding under the Incentive Plan become vested. During 1995 the Company granted, subject to shareholder approval of the Incentive Plan, 761,000 options with a exercise price of $20.00 per share.

The Company has a Director Stock Option Plan (DSOP), for non-employee directors, pursuant to which up to 500,000 shares of the Company's common stock may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors, nor the Compensation Committee, exercise any discretion in administration of the DSOP. Grants are made annually, 90 days following the annual meeting of stockholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each non-employee director which becomes fully exercisable over a three year period, beginning one year subsequent to grant.

The following table reflects transactions for the stock option, incentive and DSOP plans:

                                                  Shares      Price Range
- ----------------------------------------------------------------------------
Outstanding January 30, 1993                     4,027,712   $ 2.12 - 15.38
  Granted                                          708,600   $15.00 - 20.00
  Canceled                                         107,160   $ 2.12 - 16.13
  Exercised                                        283,945   $ 2.12 - 13.38
- ----------------------------------------------------------------------------
Outstanding January 29, 1994                     4,345,207   $ 2.12 - 20.00
  Granted                                          668,550   $12.00 - 18.75
  Canceled                                          77,080   $ 2.50 - 18.75
  Exercised                                        310,405   $ 2.12 - 16.13
- ----------------------------------------------------------------------------
Outstanding January 28, 1995                     4,626,272   $ 2.12 - 20.00
  Granted*                                       1,247,172   $16.25 - 22.00
  Canceled                                         447,026   $ 3.63 - 19.87
  Exercised                                        835,615   $ 2.12 - 19.87
- ----------------------------------------------------------------------------
OUTSTANDING FEBRUARY 3, 1996                     4,590,803   $ 2.12 - 22.00
- ----------------------------------------------------------------------------
EXERCISABLE FEBRUARY 3, 1996                     2,611,897   $ 2.12 - 20.00
- ----------------------------------------------------------------------------
AVAILABLE FOR GRANT AT FEBRUARY 3, 1996*                --
- -----------------------------------------------------------

* Excludes shares subject to shareholder approval of the Incentive Plan.

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

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESTRICTED STOCK - CONTINUED
As of February 3, 1996, 220,000 restricted shares were outstanding with respect to restrictions which had not lapsed and shares available for grant totaled 173,072. Vesting of issued restricted shares occurs when, and in the noted amounts, the closing price per share of the Company's common stock on the New York Stock Exchange is as follows: 50,000 shares vest when the closing price is at $30, 60,000 shares vest when the closing price is at $35, and 110,000 shares vest when the closing price is at $40.

ADDITIONAL DATA

The following is a summary of certain financial data:

                                                                  FEBRUARY 3,  January 28,
(In thousands)                                                       1996         1995
==========================================================================================
Other assets:
  Investment in equity securities - at fair market value         $   2,316      $   1,900
  Net cash surrender value of life insurance policies                6,005          4,190
  Other                                                              2,155          2,757
- ------------------------------------------------------------------------------------------
                                                                 $  10,476      $   8,847
==========================================================================================

Property and equipment - at cost:
  Land                                                           $   7,700      $   7,577
  Buildings                                                         64,119         62,097
  Fixtures and equipment                                           233,278        203,745
  Transportation equipment                                           6,962          6,437
- ------------------------------------------------------------------------------------------
                                                                   312,059        279,856
Construction-in-progress                                             9,689             --
- ------------------------------------------------------------------------------------------
                                                                   321,748        279,856
  Less accumulated depreciation                                    144,425        118,356
- ------------------------------------------------------------------------------------------
                                                                 $ 177,323      $ 161,500
==========================================================================================

Accrued liabilities:
  Salaries and wages                                             $  16,152      $  11,303
  Property, payroll and other taxes                                 24,120         24,279
  Other                                                              1,247          2,707
- ------------------------------------------------------------------------------------------
                                                                 $  41,519      $  38,289
==========================================================================================

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ADDITIONAL DATA - CONTINUED
The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.

                                                Fiscal Year
(In thousands)                      1995           1994           1993
=========================================================================
Accounts receivable              $  (3,433)     $    (659)     $  (3,251)
Inventories                        (86,214)       (49,252)       (50,037)
Prepaid expenses                    (4,266)        (2,329)        (1,778)
Accounts payable                    25,822         24,031          3,901
Accrued liabilities                  3,230          6,657          1,924
Income taxes                        (1,566)        (4,141)        11,160
- ------------------------------------------------------------------------
                                 $ (66,427)     $ (25,693)     $ (38,081)
=========================================================================


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1995 and 1994 is presented below:

                                                                      Quarter
                                             ------------------------------------------------------
                                                First          Second         Third         Fourth*          Year
===================================================================================================================
                                                             (In thousands except per share data)
Net sales
                   1995                      $ 291,797      $ 325,114      $ 357,538      $ 537,850    $ 1,512,299
                   1994                        242,278        272,813        310,108        453,445      1,278,644

Gross profit
                   1995                        122,900        138,058        153,438        229,764        644,160
                   1994                        101,682        117,655        135,624        195,189        550,150

Net income
                   1995                          2,996          8,753         10,144         42,513         64,406
                   1994                          2,384          6,709          8,075         38,052         55,220

Earnings per common and
  common equivalent share
                   1995                           0.06           0.18           0.21           0.87           1.32
                   1994                           0.05           0.14           0.17           0.79           1.15

* The fourth quarter of 1995 is a fourteen week period.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS Set forth below is certain information relating to nominees for election as directors.



         Name               Age                     Principal Occupation for the Past Five                   Director
                                                                    Years                                      Since
- ----------------------------------------------------------------------------------------------------------- -----------
Michael L. Glazer           48      President of the Company: Former                                           1991
                                    President, The Bombay Company (retail home
                                    furnishings); Former Executive President,
                                    The Bombay Company (retail home
                                    furnishings)



William G. Kelley           50      Chairman of the Board and Chief                                            1990
                                    Executive Officer of the Company



David T. Kollat             57      President and Founder, 22, Inc.                                            1990
                                    (retail research and consulting)



Nathan P. Morton            47      President and Chief Executive Officer,                                     1990
                                    Open Environment Corporation (software
                                    development)



John L. Sisk                68      Retired Chairman and Chief                                                 1990
                                    Executive Officer, Herman's World of Sporting
                                    Goods (retail stores)



Dennis B. Tishkoff          53      President and Chief Executive Officer,                                     1991
                                    Shoe Corporation of America (retail
                                    footwear)



William A. Wickham          51      President, Chief Executive Officer,                                        1992
                                    SBC Advertising (advertising and
                                    communications agency)



Sheldon M. Berman           55      Chairman, Macaroons, Inc. (consumer                                        1994
                                    research and marketing services); former
                                    Chairman, President and Founder, Shelly
                                    Berman Communicators (retail marketing and
                                    advertising)



Mr. Kelley is also a director of National City Bank, Columbus. Mr. Kollat is also a director of The Limited, Inc., Cooker Restaurant Corp., Shop, Inc., SBC Advertising, AEI Music Network, Pipeliner Systems, Inc., P. J. Phillips, Cheryl & Co., Christy & Associates, NuVision, Select Comfort, Inc., Bron-Shoe
Co., and Wolverine Worldwide, Inc.

INFORMATION ABOUT EXECUTIVE OFFICERS Information regarding Executive Officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" in Part I of this report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT Section 16(a) of the Exchange Act of 1934 (Exchange Act) requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and New York Stock Exchange. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that for the fiscal year ended February 3, 1996, its Officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them.

ITEM 11       EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the individual compensation paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers for services in all capacities to the Company for fiscal years 1995, 1994, and 1993.

                           SUMMARY COMPENSATION TABLE

- -------------------------------------------------------------------------------------------------------------------------------
                                                Annual                                  Long-Term
                                             Compensation                             Compensation
- -------------------------------------------------------------------------------------------------------------------------------

                                                                                  Awards              Payouts
                                                                        ----------------------------------------
                                                               Other                                                   All
            Name                                               Annual      Restricted      Stock                      Other
             and              Fiscal  Salary      Bonus       Compen-        Stock        Options     Long-term      Compen-
          Principal            Year     ($)        ($)         sation        Awards         (#)       Incentive       sation
          Position                                              ($)         ($) (d)         (e)        Payouts         ($)
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
William G. Kelley,             1995   $620,000   $527,000    $75,442 (a)   $2,062,500     375,000           --      $5,625 (g)

Chairman of the Board and      1994    590,389    593,936     65,708 (a)           --     250,000           --       5,625

Chief Executive Officer        1993    562,275    426,635    223,354 (b)           --     250,000           --       6,266
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Michael L. Glazer,             1995    328,846    382,500     64,119 (c)    1,662,500     250,000           --          --

   President                   1994         --         --         --               --          -- (f)       --          --

                               1993         --         --         --               --          -- (f)       --          --
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
C. Matthew Hunnell,            1995    228,750    106,250     10,834               --     120,000           --       5,625 (g)

Sr. Vice President,            1994    133,654     53,333     12,518               --      15,000           --       4,839

  Merchandising                1993     97,077     41,800      3,529               --      30,000           --       3,502
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Charles Freidenberg,           1995    228,750    106,250      9,925               --     125,000           --       5,625 (g)

Sr. Vice President,            1994    133,654     53,333      8,866               --      15,000           --       4,839

  Merchandising                1993    101,923     41,800      2,058               --      30,000           --       3,719
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Michael J. Potter,             1995    200,000     68,000     17,551               --      82,000           --       4,038 (g)

Sr. Vice President and         1994    144,237     37,500      9,630               --      20,000           --       3,186

Chief Financial Officer        1993    127,000     24,130      9,818               --       7,500           --       2,832
- -------------------------------------------------------------------------------------------------------------------------------


[FN]
(a) Includes $31,500 and $40,500 of interest foregone by the Company in fiscal 1995 and 1994, respectively, on a $450,000 second mortgage loan to Mr. Kelley made in 1991 concerning his residence. The second mortgage loan is in connection with relocation assistance provided in Mr. Kelley's employment agreement, is payable on demand, and is secured by a second mortgage.
(b) Includes $171,124 of income tax adjustments, as authorized by the Board of Directors, associated with Mr. Kelley's relocation and $29,348 of interest foregone by the Company on a second mortgage loan more fully described in
     (a) above.
(c) Includes $53,712 in connection with relocation assistance provided to Mr. Glazer.
(d) The amount shown represents the dollar value of restricted stock granted during the indicated year, calculated by multiplying the closing price of unrestricted shares of the Company's Common Stock on the date of grant by the number of shares awarded. The number of restricted shares held by named executive officers as of February 3, 1996, and the aggregate value of such shares (calculated by multiplying the closing price of unrestricted shares of applicable Common Stock on February 3, 1996 by the number of shares held on such date) are as follows: Mr. Kelley, 100,000 shares, $2,087,500; and Mr. Glazer, 100,000 shares, $2,087,500. Pursuant to terms of their restricted stock award on each of March 26, 1996, and April 1, 1996, an aggregate of 50,000 shares vested with Messrs. Kelley and Glazer, each, when the Company's Common Stock closed on the New York Stock Exchange at a price equal to or above $30 and $35 per share, respectively. An additional vesting of 50,000 shares for each Mr. Kelley and Mr. Glazer will occur if the closing price of the Company's Common Stock reaches $40.00 per share on the New York Stock Exchange. There are 173,072 shares available for grant pursuant to the Restricted Stock Plan.
(e) The amounts in this column represent the number of non-qualified options granted pursuant to The Executive Stock Option and Stock Appreciation Rights Plan and for fiscal 1995 also include options granted subject to shareholder approval of the 1996 Performance Incentive Plan.
(f) Excludes 5,000 options granted in each of 1994 and 1993 pursuant to the Director Stock Option Plan prior to Mr. Glazer becoming an executive officer.
(g) The amounts in this column represent the Company's matching contribution to the Consolidated Stores Corporation Savings Plan (401K) and/or Consolidated Stores Corporation Supplemental Savings Plan (Top Hat).

COMPENSATION PLANS AND ARRANGEMENTS

EMPLOYMENT AGREEMENTS In December, 1989, the Company entered into an employment agreement with William G. Kelley and in May and August, 1995, the Company entered into employment agreements with Michael L. Glazer, C. Matthew Hunnell, and Charles Freidenberg, respectively, each for an indefinite term. The terms of these agreements are substantially similar and they are described collectively herein except where their terms materially differ. The agreements provide for an annual base salary, as increased by the Board of Directors (for the fiscal year ending February 1, 1997, in the amounts of $651,000, $472,500, $275,000, and $275,000, respectively) and an annual bonus on the Company's level of achievement of certain performance goals during the year as established by the Board of Directors (of up to a maximum of $878,850, $637,875, $137,500 and $137,500 respectively, for fiscal 1996). Each of the employment agreements requires that the individual employee devote his full business time to the business of the Company and prohibits him from competing with the Company during his employment and for a two-year period thereafter (six months in the event of termination of employment following a "Change in Control," as such term is defined in the agreements).

Pursuant to his agreement, if Mr. Kelley is terminated without cause or if his employment terminated for any reason within one year of a Change of Control, he will become entitled to receive continued salary payments and benefits for one year and will receive a pro-rata bonus for the fiscal year in which termination occurs. In addition, with respect to the stock options that were granted pursuant to his employment agreement, he will continue to vest in a pro-rata portion of his stock options for the year of his termination in the event he is terminated without cause and will receive a total acceleration of the vesting of his stock options on a termination following a Change in Control. Mr. Glazer's agreement provides that in the event that he is terminated with cause, he suffers a diminution in duties, title or authority, or if his employment is terminated for any reason within one year of a Change in Control, he will receive continued salary payments and benefits for one year plus a pro-rata bonus for the fiscal year in which the termination occurs, and all of his stock options granted in connection with the employment agreement will become vested and exercisable. Mr. Freidenberg's and Mr. Hunnell's agreements provide that if they are terminated without cause or their employment terminates for any reason within one year of a Change of Control, they will continue to receive salary payments for the two year non-compete period if the Company elects not to enforce the restrictive covenant, plus continued benefits for that period. If the Company elects not to enforce the non-compete provision, Messrs. Freidenberg and Hunnell will continue to receive their salary and benefits for a period of 365 and 180 days, respectively, unless they are re-employed prior to the expiration of the payment period. In the event of a Change in Control, Messrs. Freidenberg's and Hunnell's stock options granted in connection with their employment agreements will become vested and exercisable.

In addition, a Change in Control of the Company would cause each of the before named individuals to receive a payment in the amount necessary to hold him harmless from the effects of Sections 280G and 4999, respectively, of the Code, which Code sections could subject the payments due under these employment agreements to excise tax liability (see also "Severance Agreements"). The compensation payable on account of a Change of Control may also be subject to the deductibility limitations of Section 162(m) of the Code.

DIRECTOR'S REMUNERATION Pursuant to arrangements with the Company, certain directors who are not officers and who are not involved in the daily affairs of managing the Company receive an annual retainer of $18,000, plus $1,000 for each Board meeting attended and $500 for each committee meeting attended. During the fiscal year ended February 3, 1996, seven directors (Messrs. Berman, Glazer, Kollat, Morton, Sisk, Tishkoff, and Wickham) were parties to such arrangements, with Mr. Glazer being a party only for a period prior to his appointment as President of the Company. In addition, such directors constitute Outside Directors, excluding Mr. Glazer subsequent to his appointment as President of the Company, and therefore receive stock option grants under the Director Stock Option Plan. Each of the aforenamed directors, with the exception of Mr. Glazer, received a grant of 5,000 stock options pursuant to the Director Stock Option Plan during fiscal 1995. (See Director Stock Option Plan.)

STOCK OPTION PLANS The Company maintained two stock option plans. The Executive Stock Option and Stock Appreciation Rights Plan (the "Executive Stock Option Plan") which expired in fiscal 1995 is a grant/award plan that covers full-time employees of the Company. The Director Stock Option Plan is a formula plan that covers only nonemployee Directors of the Company. In August 1995, the Company adopted the Consolidated Stores Corporation 1996 Performance Incentive Plan (the "Performance Incentive Plan") subject to Stockholder approval, to replace the expired Executive Stock Option Plan. Subject to shareholder approval of the Performance Incentive Plan, the Company granted 761,000 options thereunder with an exercise price of $20.00 per share in fiscal 1995.

Pursuant to The Executive Stock Option Plan, and subject to shareholder approval of the Performance Incentive Plan, nonqualified stock options were granted by the Compensation Committee on shares of Company Common Stock to the individuals named in the Summary Compensation Table, to Executive Officers of the Company, and to other associates of the Company. The following tables reflect the (i) number and value of options granted for the purchase of Common Stock in fiscal 1995 to the individuals named in the Summary Compensation Table; and (ii) the aggregate exercises and number and value of exercisable and unexercisable options at February 3, 1996, held by those named individuals.

                       OPTION GRANTS IN LAST FISCAL YEAR

- ------------------------------------------------------------------------------------------------------------------------
                                                  Individual  Grants (a)
                                     ---------------------------------------------------            Potential
                                     Number of     Pct. of Total                                 Realized Value
          Name                      Securities        Options                                      at Assumed
                                     Underlying      Granted to                                   Annual Rates of
                                      Options       Employees in                            Stock Price Appreciation for
                                      Granted         Fiscal                                      Option Term (c)
                                                       Year       Exercise    Expiration    ----------------------------
                                                       (b)         Price         Date               5%          10%
- ------------------------------------------------------------------------------------------------------------------------

     William G. Kelley                   25,000        1.2%        $18.50      Jan. 2005         $290,864     $737,106
                                       *100,000        5.0%         20.00      Jan. 2006        1,257,789    3,187,485


     Michael L Glazer                   150,000        7.5%         16.25     April 2005        1,532,931    3,884,747
                                       *100,000        5.0%         20.00      Jan. 2006        1,257,789    3,187,485

     C. Matthew  Hunnell                 20,000        1.0%         18.50      Jan. 2005          232,691      589,685
                                         50,000        2.5%         16.25     April 2005          510,977    1,294,916
                                        *50,000        2.5%         20.00      Jan. 2006          628,895    1,593,742

     Charles Freidenberg                 25,000        1.2%         18.50      Jan. 2005          290,864      737,106
                                         50,000        2.5%         16.25     April 2005          510,977    1,294,916
                                        *50,000        2.5%         20.00      Jan. 2006          628,895    1,593,742

     Michael J. Potter                   25,000        1.2%         18.50      Jan. 2005          290,864      737,106
                                          7,000        0.3%         16.25     April 2005           71,537      181,288
                                        *50,000        2.5%         20.00      Jan. 2006          628,895    1,593,742

* Options granted subject to shareholder approval of the Performance Incentive Plan



 (a) Material terms of the options granted include 5 year vesting at the rate of 20% per year on each succeeding anniversary of the grant date provided that the option holder maintains continuous employment with the Company through at least the 90th day prior to any exercise and accelerated vesting upon a change in control of the Company.
 (b) Based on 2,008,172 non-qualified options granted to all associates in fiscal 1995 consisting of 1,247,172 options pursuant to the Executive Stock Option Plan and 761,000 options subject to shareholder approval of the Performance Incentive Plan.
 (c) Assumes a respective 5% or 10% annualized appreciation in the underlying Common Stock price from the date of grant to the expiration date less the aggregate exercise price. The ultimate amount realized will depend on the market value of the Company's Common Stock at a future date. The 5% and 10% assumed rates of appreciation are mandated by the Securities Exchange Commission and do not represent the Company's estimate or projections of future prices of the Company's Common Stock.

                         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
           -------------------------------------------------------------------------------------------------------------------
                                                                             Unexercised Options at February 3, 1996 (b)
                                                                        ------------------------------------------------------
              Name                 Number of                            Number of Options        Value of in-the-Money Options
                                    Shares         Value                                                 options (c)
                                  Acquired on    Realized               ------------------------------------------------------
                                   Exercise         (a)                 Exercisable Unexercisable  Exercisable  Unexercisable
           -------------------------------------------------------------------------------------------------------------------
           William G. Kelley       75,000       $1,665,625               1,728,602     537,150     $23,739,723  $2,910,081
           Michael L. Glazer           --               --                      --     250,000              --     781,250
           C. Matthew Hunnell      15,000          215,688                  12,800     146,600          58,100     436,000
           Charles Freidenberg     12,000          259,800                  27,400     150,600         175,750     445,500
           Michael J. Potter       15,000          159,375                  19,000     103,000         126,375     302,250

        (a) Difference between the sales price on the dates of exercise and the option exercise price.
        (b) Includes unexercised options issued subject to shareholder approval of the Performance Incentive Plan.
        (c) Based on the fair market value ($20.875) of Company Common Stock at February 3, 1996, minus the aggregate exercise prices.

PENSION PLAN AND TRUST The Company maintains a noncontributory defined benefit pension plan (the "Pension Plan") for all employees whose hire date precedes April 1, 1994, who have reached the age of 21 and who have worked for the Company for more than one year. The amount of the Company's annual contribution to the Pension Plan is actuarially determined to accumulate sufficient funds to maintain projected benefits. Effective January 1, 1993, the computation of annual retirement benefits payable upon retirement under the Pension Plan is 1% of final average annual compensation multiplied by the years of service up to a maximum of 25. This benefit is payable when a participant reaches the normal retirement age of 65. However, the Pension Plan does provide an early retirement option, and employment beyond the normal retirement age is permitted by agreement with the Company. For purposes of calculating benefits under the Pension Plan compensation is defined to include a two month equivalent of the total cash remuneration (including overtime) paid for services rendered during a Plan year prior to salary reductions pursuant to Sections 401(k) or 125, respectively, of the Code, including bonuses, incentive compensation, severance pay, disability payments and other forms of irregular payments.

The table below illustrates the amount of annual benefit payable at age 65 to a person in the specified average compensation and years of service classifications under the Pension Plan.

- ---------------------------------------------------------------------------------------------
        Final                                            Years of Service
       Average                          -----------------------------------------------------
     Compensation                        10            15            20        25 or more
- ---------------------------------------------------------------------------------------------



         $100,000                     $10,000       $15,000       $20,000        $25,000
         $125,000                      12,500        18,750        25,000         31,250
   $150,000 and above                  15,000        22,500        30,000         37,500



The maximum annual benefit payable under the Pension Plan is restricted by the Code. At January 1, 1996, the maximum final five year average compensation is $150,000. At January 1, 1996, Mr. Kelley had 5 years of credited service, Mr. Glazer had none, Mr. Hunnell had 11 years, Mr. Freidenberg had 12 years, and Mr. Potter had 4 years.

The compensation covered by the Plan includes all compensation described as Annual Compensation in the Summary Compensation Table. The benefits are computed based upon straight life annuity amounts, and are subject to a deduction for benefits payable under other plans not sponsored by the Company, other than Social Security benefits.

SEVERANCE AGREEMENTS On April 18, 1989, the Board of Directors of the Company authorized the Company to enter into Executive Severance Agreements with certain of its key officers and employees (currently 43 persons). The agreements expire on the anniversary of their execution and are automatically extended on an annual basis unless the Company provides at least 90 days' notice that any particular agreement will not be extended. The agreements provide for severance benefits if, within 24 months after a Change in Control (as defined below), the employee's employment is terminated by the Company (other than for Cause, as defined in the agreements), or the employee resigns because of a material change in the circumstances of his employment. For purposes of the agreements, "Change in Control" means any one or more of the following: (i) any person or group (as defined for purposes of Section 13(d) of the Securities Exchange Act of 1934) becomes the beneficial owner of, or has the right to acquire (by contract, option, warrant, conversion of convertible securities or otherwise), 20% or more of the outstanding equity securities of the Company entitled to vote for the election of directors; (ii) a majority of the Board of Directors is replaced within any period of two years or less by directors not nominated and approved by a majority of the directors in office at the beginning of such period (or their successors so nominated and approved), or a majority of the Board of Directors at any date consists of persons not so nominated and approved; or (iii) the stockholders of the Company approve an agreement to merge or consolidate with another corporation or an agreement to sell or otherwise dispose of all or substantially all of the Company's assets (including without limitation, a plan of liquidation). The agreements provide for the following severance benefits: (i) for certain officers and key employees (21 including Mr. Potter) of the Company, a lump-sum payment equal to 200% of the employee's then current annual salary; or
(ii) for other officers and key employees (22 in total) of the Company, a lump-sum payment equal to 100% of the employee's then current annual salary. Messrs. Kelley, Glazer, Freidenberg, and Hunnell are not a party to such an agreement, but have similar provisions contained in their employment agreement (see Employment Agreements). In addition, the Executive Stock Option Plan and the Restricted Stock Plan each provide for immediate vesting of all outstanding options and shares, respectively, in the event of such a Change in Control. The employee will also become entitled to reimbursement of legal fees and expenses incurred by the employee in seeking to enforce his rights under his agreement. In addition, to the extent that payments to the employee pursuant to this agreement (together with any other amounts received by the employee in connection with a Change in Control) would result in the triggering of the provisions of Sections 280G and 4999 of the Code, each agreement provides for the payment of an additional amount (the "Tax Gross-Up Amount") such that the employee receives, net of excise taxes, the amount he would have been entitled to receive in the absence of the excise tax provided in Section 4999 of the Code. Under Federal income tax regulations, compensation payable on change in control is subject to the income tax deduction limitations under Section 162(m) of the Code.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 4, 1996, certain information with regard to the beneficial ownership of the Company's Common Stock by each holder of 5% of such stock, each director and nominee for director individually, each of the five executive officers named in the Summary Compensation Table, and all officers, directors and nominees for director of the Company as a group.

- ------------------------------------------------------------------------------------------------------------
                                  Name of Beneficial
     Title of                           Owner                          Amount of           Percent of
      Class                               or                           Beneficial            Class
                                  Identity of Group                    Ownership (1)    Outstanding (1)
- ------------------------------------------------------------------------------------------------------------
    Common Stock        Sheldon M. Berman (2)                                   8,200                   *

    Common Stock        Charles Freidenberg                                    33,230                   *

    Common Stock        Michael L. Glazer                                      23,000                   *

    Common Stock        C. Matthew Hunnell                                     19,124                   *

    Common Stock        William G. Kelley                                   1,844,072               3.86%

    Common Stock        David T. Kollat                                        57,500                   *

    Common Stock        Nathan P. Mortan                                       21,500                   *

    Common Stock        Michael J. Potter                                      21,891                   *

    Common Stock        John L. Sisk                                           19,500                   *

    Common Stock        Dennis B. Tishkoff                                     14,745                   *

    Common Stock        William A. Wickham (3)                                 61,000                   *

    Common Stock        The Capital Group (4)                               3,666,620               7.70%

    Common Stock        FMR Corp. (5)                                       3,294,800               6.90%

    Common Stock        Munder Capital Management (6)                       2,681,687               5.62%

    Common Stock        All directors,
                        nominees and officers as a
                        group (16 Persons)                                  2,183,047               4.89%

* Represents less than 1% of the outstanding Common Stock.

   (1) The persons named in the table, other than The Capital Group (see note
       (4) below), FMR Corp. (see note (5) below) and Munder Capital Management (see note (6) below), respectively, have sole voting power and investment power with respect to all shares of Common Stock subject to the information contained in the footnotes to this table. The amounts described in the table include shares that may be acquired within 60 days under stock options exercisable within that period. Percentage ownership was based on 47,775,758 shares of Common Stock outstanding at February 4, 1996. Of the shares reported for Messrs. Berman, Freidenberg, Glazer, Hunnell, Kelley, Kollat, Morton, Potter, Sisk, Tishkoff, Wickham, and for all directors, nominees for director, and officers as a group, 1,000, 30,400, 14,000, 15,800, 1,828,602, 19,000,
       19,000, 21,500, 19,000, 14,000, 9,000, and 2,043,382, respectively, are shares which may be acquired within 60 days pursuant to exercisable stock options.
   (2) Includes 2,000 shares owned by Macaroons, Inc., and 300 shares owned by Judith Berman.
   (3) Includes 52,000 shares which are owned by SBC Advertising, Inc.
   (4) In its Schedule 13G dated February 9, 1996, and its accompanying materials, The Capital Group Companies Inc., stated that through its operating subsidiaries it beneficially owned the shares reported, of which 2,855,000 shares (6.6% of the Common Stock at that date) are beneficially owned by Capital Research and Management Company. In its
       Schedule 13G, The Capital Group Companies, Inc., reported sole voting power over 649,820 shares, and sole dispositive power over 3,666,620 shares.
   (5) In its Schedule 13G dated February 14, 1996, FMR Corp. stated that it beneficially owned the number of shares reported in the table as of December 31, 1995, which number includes 2,928,800 shares (6.14% of the Common Stock at that date) beneficially owned by Fidelity Management & Research Company in its capacity as investment advisor to various investment companies registered under Section 8 of the Investment Company Act; 364,700 shares (0.76% of the Common Stock at that date) beneficially owned by Fidelity Management Trust Company as a result of its serving as investment manager for various institutional accounts; and 1,300 shares (0.00% of the Common Stock at that date) beneficially owned by Fidelity International Limited in its capacity as investment advisor and manager to a number of non-US investment companies. Of the shares reported in the table above, neither FMR Corp. nor Edward C. Johnson 3d, its Chairman, have the sole power to vote or direct the voting of any of the shares owned directly by the Fidelity Funds. However, the Schedule 13G states that through control of Fidelity Management Trust Company, both FMR

       Corp. and its Chairman have sole dispositive power over 364,700 shares, no power to vote or direct the voting of 198,800 shares, and the sole power to vote or direct the voting of 165,900 shares.

   (6) In its Schedule 13G dated February 13, 1996, Munder Capital Management reported beneficial ownership of the shares reported in the table, with sole voting power over 1,766,077 shares, sole dispositive power over 2,680,187 shares, shared dispositive power over 1,500 shares, and with no shared voting power over any of the shares.

   The address of the person shown in the table above as the beneficial owner of more than 5% of the Company's Common Stock is as follows: The Capital Group, Inc., 333 South Hope Street, Los Angeles, CA 90071; FMR Corp., 82 Devonshire Street, Boston, MA 02109; and First Interstate Bancorp, 633 West 5th Street, Los Angeles, CA 90071.

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company customarily retains SBC Advertising of which William A. Wickham, a director of the Company, is President and Chief Executive Officer and David T. Kollat, a director of the Company, serves as a member of the Board of Directors, for communications and advertising services. The Company also utilizes AEI Music Network for which David T. Kollat, a director of the Company, serves as a member of the Board of Directors for licensed music broadcasting in stores and other facilities. During fiscal year ended February 3, 1996, the Company paid fees in the amount of $499,035, and $171,955 to SBC Advertising and AEI Music Network, respectively.

                                   PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                        Page
1.   Financial Statements
     --------------------
     Independent Auditors' Report                                       16
     Consolidated Statements of Earnings                                17
     Consolidated Balance Sheets                                        18
     Consolidated Statements of Stockholders' Equity                    19
     Consolidated Statements of Cash Flows                              20
     Notes to Consolidated Financial Statements                         21

2.   Financial Statement Schedules
     -----------------------------
            Schedule                       Description
            --------                       -----------
              II                  Valuation and Qualifying Accounts     42

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended February 3, 1996.

(c) EXHIBITS

Exhibits marked with an asterisk (*) are filed herewith.

      EXHIBIT NO.                                          DOCUMENT
      -----------  ------------------------------------------------------------------------------------------------
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

        10(d)      Credit Agreement dated May 27,1994, among Consolidated Stores Corporation and C.S. Ross
                   Company and National City Bank, Columbus, NBD Bank, N.A., Bank One, Columbus, N.A.,
                   and The Bank of Tokyo Trust Company (Exhibit 10 to the Company's Quarterly Report
                   on Form 10-Q for the quarter ended July 30, 1994, and incorporated herein by reference)

      EXHIBIT NO.                                          DOCUMENT
      -----------  ------------------------------------------------------------------------------------------------
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

        10(e)      Form of Note Purchase Agreement dated as of August 1, 1987 relating to CSIC 10.50% Senior Notes due August 1, 2002 (Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended
                   January 30, 1988 and incorporated herein by reference)

        10(f)      Employment Agreement with William G. Kelley (Exhibit 10(r) to the Company's Annual Report on
                   Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

        10(f)(i)   Amendment No. 1 to Employment Agreement with William G. Kelley (Exhibit 10(f)(i) to the
                   Company's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference)

        10(g)      Employment Agreement with Armen Bahadurian (Exhibit 10(a) to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

        10(h)      Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company's Quarterly Report
                   on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

        10(i)      Employment Agreement with Michael L. Glazer (Exhibit 10(c) to the Company's Quarterly Report
                   on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

        10(j)      Employment Agreement with C. Matthew Hunnell (Exhibit 10(d) to the Company's Quarterly Report
                   on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

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

      EXHIBIT NO.                                          DOCUMENT
      -----------  ------------------------------------------------------------------------------------------------
        10(p)      Consolidated Stores Executive Benefits Plan (Exhibit 10(t) to the Company's Annual Report on
                   Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

        21*        List of subsidiaries of the Company

        23*        Consent of Deloitte &  Touche LLP

        24         Power of Attorney  for William G. Kelley,  Michael L. Glazer and Michael J. Potter  (Exhibit 24
                   included in Part II of the  Company's  Registration  Statement  (No.  333-2545) on Form S-3 and
                   incorporated herein by reference)

        24.1       Power of Attorney for David T. Kollat  (Exhibit  24.1 to the Company's  Registration  Statement
                   (No. 333-2545) on Form S-3 and incorporated herein by reference)

        24.2       Power of Attorney for Nathan P. Morton  (Exhibit 24.2 to the Company's  Registration  Statement
                   (No. 333-2545) on Form S-3 and incorporated herein by reference)

        24.3       Power of Attorney for John L. Sisk (Exhibit 24.3 to the Company's  Registration  Statement (No.
                   333-2545) on Form S-3 and incorporated herein by reference)

        24.4       Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company's  Registration Statement
                   (No. 333-2545) on Form S-3 and incorporated herein by reference)

        24.5       Power of Attorney for William A. Wickham (Exhibit 24.5 to the Company's  Registration Statement
                   (No. 333-2545) on Form S-3 and incorporated herein by reference)

        24.6       Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company's  Registration  Statement
                   (No. 333-2545) on Form S-3 and incorporated herein by reference)

        27*        Financial Data Schedule

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                       Additions
                                                              --------------------------
                                                 Balance at     Charged to    Charged to                    Balance at
                                                Beginning of     Cost and        Other                        End of
                                                   Period         Expense      Accounts      Deductions       Period
=============================================  =============  =============  =============  =============  =============
Fiscal year ended February 3, 1996:

Inventory valuation allowance (1)                  $  5,432      $ 2,400         $    --        $ 2,200        $ 5,632
                                               =============  =============  =============  =============  =============

Fiscal year ended January 28, 1995:

Inventory valuation allowance (1)                  $  6,644      $ 2,573         $    --        $ 3,785        $ 5,432
                                               =============  =============  =============  =============  =============

Fiscal year ended January 29, 1994:

Inventory valuation allowance (1)                  $ 10,258      $ 3,376         $    --        $ 6,990        $ 6,644
                                               =============  =============  =============  =============  =============

(1) Consists of reserve for markdowns of aged goods and similar inventory reserves.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                        CONSOLIDATED STORES CORPORATION


Date: May 1, 1996                   By: /s/ William G. Kelley
                                        -----------------------------------
                                            William G. Kelley
                                            Chairman of the Board and Chief
                                             Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 1, 1996.

                         Signature                                                  Signature
        =====================================================   =============================================
        /s/ William G. Kelley                                   *
        -----------------------------------------------------   ---------------------------------------------
            William G. Kelley                                   Nathan Morton
            Chairman of the Board and  Chief                    Director
             Executive Officer

        /s/ Michael L. Glazer                                   *
        -----------------------------------------------------   ---------------------------------------------
            Michael L. Glazer                                   John L. Sisk
            President and Director                              Director

        /s/ Michael J. Potter                                   *
        -----------------------------------------------------   ---------------------------------------------
            Michael J. Potter                                   Dennis B. Tishkoff
            Sr. Vice President, Chief Financial and             Director
             Accounting Officer

            *                                                   *
        -----------------------------------------------------   ---------------------------------------------
            Sheldon M. Berman                                   William A. Wickham
            Director                                            Director

            *
        -----------------------------------------------------
            David T. Kollat
            Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

                                    By: /s/ Albert J. Bell
                                        ----------------------------------
                                        Albert J. Bell
                                        Attorney-in-fact