Form 10-Q
period 1996-05-04
CONSOLIDATED STORES CORP /DE/
filed 1996-06-13
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996       Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896


Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of June 10, 1996, was 53,298,704 and there were no shares of Non-voting Common Stock, $.01 par value per share outstanding at that date.

FORM 10-Q

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q





                                  INDEX
                                  -----

                                                                                       Page
Part I - Financial Information

     Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                                           3

        Condensed Consolidated Statements of Earnings                                   4

        Condensed Consolidated Statements of Cash Flows                                 5

        Notes to Condensed Consolidated Financial Statements                            6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       9

Part II - Other Information

     Signature                                                                          14



FORM 10-Q                                                           Page 2 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            May 4,    February 3,
                                                             1996        1996*
- --------------------------------------------------------------------------------
                                ASSETS
Current Assets:
      Cash and cash equivalents                           $  39,504    $  12,999
      Restricted cash                                       214,515           --
      Accounts receivable                                     7,885        8,957
      Inventories                                           444,515      388,346
      Prepaid expenses and deferred income taxes             48,473       41,714
- --------------------------------------------------------------------------------
        Total current assets                                754,892      452,016
- --------------------------------------------------------------------------------

      Property and equipment - net                          180,384      177,323
      Other assets                                           21,903       10,476
- --------------------------------------------------------------------------------
                                                          $ 957,179    $ 639,815
================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                    $ 131,774    $ 129,223
      Accrued liabilities                                    37,942       41,519
      Income taxes                                            8,184       17,416
      Current maturities of  long-term obligations           10,000       10,000
- --------------------------------------------------------------------------------
        Total current liabilities                           187,900      198,158
- --------------------------------------------------------------------------------

Long-term obligations                                       345,000       25,000
Deferred income taxes and other noncurrent liabilities       26,406       27,093

Stockholders' equity:
      Preferred stock - authorized 2,000,000 shares,
        $.01 par value; none issued                              --           --
      Common stock - authorized 90,000,000 shares, $.01
        par value; issued 48,075,276 and 47,775,958
        shares  respectively                                    481          478
      Common stock - authorized 8,000,000 shares, $.01
        par value; none issued                                   --           --
      Additional paid-in-capital                            108,714      104,511
      Retained earnings                                     288,711      285,105
      Other adjustments                                         (33)        (530)
- --------------------------------------------------------------------------------
        Total stockholders' equity                          397,873      389,564
- --------------------------------------------------------------------------------
                                                          $ 957,179    $ 639,815
================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q                                                           Page 3 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Thirteen weeks ended
                                                ----------------------
                                                  May 4,     April 29,
                                                   1996        1995
- ----------------------------------------------------------------------
Net sales                                       $ 343,229    $ 291,797

Cost and expenses:
      Cost of sales                               197,802      168,897
      Selling and administrative expenses         138,059      116,923
      Interest expense                              1,886        1,308
      Other - net                                    (242)        (163)
- ----------------------------------------------------------------------
                                                  337,505      286,965
- ----------------------------------------------------------------------
        Income before income taxes                  5,724        4,832

Income taxes                                        2,118        1,836
- ----------------------------------------------------------------------
          Net income                            $   3,606    $   2,996
======================================================================

Income per common and common equivalent share   $     .07    $     .06
======================================================================

Weighted average common and common
  equivalent shares outstanding                    49,826       48,482
======================================================================


The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q                                                           Page 4 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Thirteen weeks ended
                                                                        ---------------------
                                                                          May 4,     April 29,
                                                                           1996        1995
- ---------------------------------------------------------------------------------------------
Cash provided by (used for) operations:

        Net income                                                      $   3,606    $  2,996
        Items not effecting cash:
           Depreciation and amortization                                    8,164       6,792
           Deferred income taxes                                             (740)      1,204
           Other                                                            1,825       1,836
           Change in assets and liabilities                               (71,454)    (63,641)
- ---------------------------------------------------------------------------------------------
                  Net cash used for operations                            (58,599)    (50,813)
- ---------------------------------------------------------------------------------------------

Cash provided by (used for) investment activities:
        Capital expenditures                                              (11,375)     (6,398)
        Other                                                                 508         596
- ---------------------------------------------------------------------------------------------
                  Net cash used for investment activities                 (10,867)     (5,802)
- ---------------------------------------------------------------------------------------------

Cash provided by (used for) financing activities:
        Proceeds from credit agreements                                   320,000      32,695
        Payment of debt issue expenses                                    (11,388)         --
        Proceeds from exercise of stock options                             1,234       1,427
        Payment of long-term obligations                                       --      (5,000)
        Other                                                                 640          --
- ---------------------------------------------------------------------------------------------
                  Net cash provided by financing activities               310,486      29,122
- ---------------------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents and restricted cash   $ 241,020    $(27,493)
=============================================================================================


The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q                                                           Page 5 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

      The condensed consolidated balance sheet at May 4, 1996, and the condensed consolidated statements of earnings and statements of cash flows for the thirteen week period ended May 4, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at May 4, 1996, and for the thirteen week periods presented have been made. Such adjustments consisted only of normal recurring items.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended February 3, 1996. The results of operations for the period ended May 4, 1996, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
- --------------------------------------------------------

      Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during each period which includes the additional number of shares which would have been issued upon exercise of stock options assuming that the Company used the proceeds received to purchase additional shares at market value.

NOTE 3 - SUBSEQUENT EVENTS
- --------------------------

ACQUISITION OF KAY-BEE CENTER, INC.

      As of May 5, 1996, the Company acquired Kay-Bee Center, Inc. from Melville Corporation for a purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million in cash and $100 million of senior Subordinated Promissory Notes, issued to Melville Corporation. Kay-Bee Center, Inc. operated 1,045 toy stores located in all 50 states and Puerto Rico primarily under the names Kay-Bee Toys and Toy Works. This transaction will be accounted for as a purchase.

STOCK OFFERING

      As of June 10, 1996, the Company completed an offering of 5,125,000 shares of common stock, including a underwriters' over-allotment of 125,000 shares. Net proceeds to the Company were approximately $191.4 million.



FORM 10-Q                                                           Page 6 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - PRO FORMA SUMMARY OF OPERATIONS DATA (UNAUDITED)
- ---------------------------------------------------------

      The unaudited pro forma summary of operations data for each of the thirteen week periods ended May 4, 1996, and April 29, 1995, have been prepared by combining the consolidated statements of earnings of Consolidated Stores Corporation and Subsidiaries for each of the periods presented with the consolidated statements of operations for the thirteen week periods ended March 30, 1996, and April 1, 1995, of Kay-Bee Center, Inc., as well, as the estimated price allocation in accordance with APB 16, the Financing and the issuance of Common Stock.

                                                                         Thirteen weeks ended
                                                                -------------------------------------
                                                                 May 4                     April 29,
                                                                 1996                        1995
- -----------------------------------------------------------------------------------------------------
                                                          (In thousands, except loss per share data)
Net sales                                                       $519,619                    $458,613
Operating loss                                                  (16,172)                     (18,614)
Net loss                                                        (12,422)                     (13,185)
Net loss per common and common equivalent share (1)
                                                                  (0.23)                       (0.25)

(1) Adjusted to reflect issuance of 5,125,000 shares of Common Stock





FORM 10-Q                                                           Page 7 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 4, 1996 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 1995
- --------------------------------------------------------------------------------

OVERVIEW

      TRENDS The Company is the nation's largest close-out retailer with 887 retail stores located in 39 states at May 4, 1996. The Company operates close-out retail stores, primarily under the names Odd Lots/Big Lots, iTZADEAL! and All For One, in the midwestern, southern and mid-Atlantic regions of the United States. Additionally, the Company operates toy stores, under the names Toy Liquidators and The Amazing Toy Store which carry primarily close-out toys supplemented by selected in-line toys. The table below compares components of the statements of earnings of the Company as a percent to net sales and reflects the number of retail stores in operation at the end of each period.

                                                         Thirteen weeks ended
                                                        ----------------------
                                                          May 4,     April 29,
                                                           1996         1995
                                                        ---------    ---------
         Net sales:
            Retail                                           97.2%        97.1%
            Other                                             2.8          2.9
                                                        ---------    ---------
         Total net sales                                    100.0        100.0
         Cost of sales                                       57.6         57.9
                                                        ---------    ---------
         Gross profit                                        42.4         42.1
         Selling and administrative expenses                 40.2         40.1
                                                        ---------    ---------
         Operating profit                                     2.2          2.0
         Interest expense                                     0.5          0.4
         Other income                                         0.1          0.1
                                                        ---------    ---------
         Income before income taxes                           1.8          1.7
         Income taxes                                         0.6          0.6
                                                        =========    =========
         Net income                                           1.2%         1.1%
                                                        =========    =========

         Retail stores in operation at end of period:
            Odd Lots/Big Lots                                 559          498
            iTZADEAL! and All For One                         210          197
            Toy Liquidators and The Amazing Toy Store         118           85
                                                        =========    =========
                                                              887          780
                                                        =========    =========

      The Company has historically experienced, and expects to continue to experience, seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. In addition, the Company's quarterly results can be affected by the timing of store openings and closing, the amount of net


FORM 10-Q                                                           Page 8 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW - CONTINUED

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

      NET SALES Net sales increased to $343.2 million in the thirteen week period ended May 4, 1996, from $291.8 million in the same period of 1995, an increase of $51.4 million, or 17.6%. Retail sales increased $50.1 million, or 17.7%, to $333.5 million in first quarter of 1996 from $283.4 million in the same 1995 period. This increase was attributable to net sales of $42.8 million from 146 new stores and comparable store sales increases for stores open two years at the beginning of the fiscal year of 5.4%, offset in part by the closing of 39 stores. The increase in comparable store sales was attributable to improved product offerings and merchandise mix as well as a continued refinement and expansion of the Company's television advertising program, which was introduced in the fall of 1994.

      GROSS PROFIT Gross profit increased to $145.4 million in the first quarter of fiscal 1996 from $122.9 million in the 1995 period, an increase of $22.5 million, or 18.3%. As a percentage of net sales, gross profit increased to 42.4% in the 1996 quarter from 42.1% for the 1995 first quarter. Retail gross profit as a percent to sales improved to 42.9% from 42.6% in the first quarters of 1996 and 1995, respectively. The advance in gross margin is primarily attributable to an improved initial markup and favorable product mix offset to some extent by slightly higher markdowns and inventory shortages.

      SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased to $138.1 million for the first thirteen weeks of fiscal 1996 from $116.9 million in the same 1995 period, an increase of $21.2 million, or 18.1%. This reflects the greater number of stores in operation during the 1996 period. As a percentage of net sales, selling and administrative expenses increased moderately to 40.2% in the 1996 quarter compared to 40.1% in the first quarter of 1995.

      INTEREST EXPENSE Interest expense as a percent to net sales was 0.5% and 0.4% in each of the first quarters of 1996 and 1995, respectively. The Company incurred increased weighted average borrowings and a rise in effective interest rates on seasonal debt during the first quarter of 1996 compared to 1995 to support increased inventory balances for the increased number of stores in operation and for capital expenditure programs. Accordingly, interest expense rose $0.6 million, or 44.2%, for the thirteen weeks ended May 4, 1996 compared to the same period ended April 29, 1995.

      INCOME TAXES The effective tax rate of the Company was 37.0% in the first quarter of 1996 compared to 38.0% in the 1995 quarter. The reduction in the effective tax rate is principally attributable to the recognition of tax planning benefits for state and local income taxes. Included in the calculation of the Company's effective tax rate is the recognition of benefits of a corporate-owned life insurance program established in 1994. Realization of any future and potentially certain past tax benefits associated with corporate-owned life insurance are subject to pending federal legislation.


FORM 10-Q                                                           Page 9 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      The primary sources of liquidity for the Company has been cash flow from operations and borrowings under available credit facilities. Net cash used by operations in each of the thirteen week periods ended May 4, 1996, and April 29, 1995, as detailed in the condensed consolidated statements of cash flows, was $58.6 million and $50.8 million, respectively. Additionally, the Company had capital expenditures of $11.4 million and $6.4 million in each respective first fiscal quarter. As necessary, the Company supplemented its capital and operating cash requirements in the first quarter with borrowings under available credit facilities.

      As more fully described below, concurrent with the acquisition of Kay-Bee Center, Inc. the Company terminated its existing revolving credit agreement and entered into a Revolving Credit Facility dated May 3, 1996, with a syndicate of financial institutions to provide senior bank financing in an aggregate principal amount of up to $600 million. The Revolving Credit Facility consists of a revolving loan facility (the "Revolver") with the amount available thereunder equal to $450 million and a letter of credit facility with up to $200 million available for the issuance of documentary and standby letters of credit. The facility has a maturity date of May 3, 1999. At May 4, 1996, the Company borrowed $320 million under the Revolver to finance the acquisition of Kay-Bee Center, Inc. and repay certain existing indebtedness under the prior revolving credit agreement.

      As of June 10, 1996, the Company completed an offering of 5,125,000 shares of common stock, including a underwriters' over-allotment of 125,000 shares. Net proceeds to the Company of approximately $191.4 million were utilized to repay a portion of the borrowings incurred to finance the acquisition of Kay-Bee Center, Inc.

      The Company's capital structure has changed significantly from the issuance of common stock and increased credit facilities. The Company continues to believe that it will have adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

ACQUISITION OF KAY-BEE CENTER, INC.

      THE ACQUISITION Pursuant to a Stock Purchase Agreement dated March 25, 1996, Consolidated Stores Corporation (the "Company") acquired from Melville Corporation (Melville) all of the issued and outstanding common stock of Kay-Bee Center, Inc., a California corporation ("Kay-Bee") and a holding company for approximately 800 subsidiaries, operating 1,045 retail toy stores (the "Acquisition"). Consolidated Stores effected the Acquisition through KB Consolidated, Inc., a newly formed subsidiary of the Company. The Acquisition was effective as of 12:01 a.m. on May 5, 1996.

      The purchase price for all of the Kay-Bee common stock is approximately $315 million, subject to a post-closing adjustment based on an audit of Kay-Bee's balance sheet. The purchase price is comprised of $215 million in cash and $100 million of senior subordinated notes (the "Subordinated Notes") issued by the


FORM 10-Q                                                          Page 10 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

ACQUISITION OF KAY-BEE CENTER, INC. - CONTINUED

Company to Melville. The initial purchase price payment was based on the estimated net book value of Kay-Bee as of December 31, 1995.

      The Stock Purchase Agreement provides for a dollar-for-dollar post-closing adjustment of the purchase price in the event that the final net book value of Kay-Bee as of the closing date differs from the estimated net book value. Melville must provide to the Company within 60 days of the closing date an audited closing balance sheet of Kay-Bee as of the closing date setting forth the calculation of the final net book value.

      Under the Stock Purchase Agreement, Melville made standard representations, warranties and covenants. Melville has agreed to indemnify the Company and its affiliates against, among other things, losses arising from the breach of warranties or covenants made by Melville and any damages under the Worker Adjustment Retraining Notification Act for occurrences prior to the closing of the Stock Purchase Agreement. With certain exceptions claims against Melville for losses under the indemnities for the breach of representations and warranties must aggregate 2.0% of the purchase price before claims can be made and then Melville will only be liable for the excess over 1.0% of the purchase price. Melville's maximum exposure to liability pursuant to its indemnities is the purchase price, as adjusted.

      THE FINANCING - SUBORDINATED NOTES On May 5, 1996, in connection with the Acquisition the Company issued the Subordinated Notes to Melville. The Subordinated Notes mature in 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest. The Indenture under which the Subordinated Notes were issued restricts the Company's ability to, among other things, incur indebtedness, merge, liquidate, pay dividends or make other restricted payments, engage in transactions with affiliates or enter into agreements containing payment restrictions affecting subsidiaries. The Indenture also contains provisions which, among other things, require that the Company in the event of a Change in Control or, in certain circumstances, an Asset Sale (each as defined in the Indenture) make an offer to purchase all or a specified amount of the Subordinated Notes.

      THE FINANCING - BRIDGE LOAN FACILITY In connection with the Acquisition, the Company's principal operating subsidiary entered into a Bridge Loan Facility dated May 3, 1996, with Merrill Lynch Capital Corporation to provide bridge financing in an aggregate principal amount of up to $100 million. The consummation of the Offering (as defined below), terminated the Bridge Loan Facility.

      THE FINANCING - REVOLVING CREDIT FACILITY In connection with the Acquisition, the Company's principal operating subsidiary entered into a Revolving Credit Facility dated May 3, 1996, with a syndicate of financial institutions to provide senior bank financing in an aggregate principal amount of up to $600 million. The Revolving Credit Facility consists of a revolving loan facility (the "Revolver") with the amount available thereunder equal to $450 million and a letter of credit facility with up to $200 million available for the issuance of documentary and standby letters of credit. The facility has a maturity date of May 3, 1999. The Company borrowed $320 million under the Revolver to finance the acquisition of Kay-Bee and repay certain existing indebtedness.


FORM 10-Q                                                          Page 11 of 15

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

ACQUISITION OF KAY-BEE CENTER, INC. - CONTINUED

      The Revolving Credit Facility contains a number of covenants, including among others, covenants restricting the Company with respect to the incurrence of indebtedness, the ability to declare, pay or make dividends or other distributions in excess of prescribed levels, the creation of liens, the making of certain investments and loans, engaging in unrelated business, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations and other transactions. The Company is also required to comply with certain financial tests and maintain certain financial ratios.

      THE FINANCING - OFFERING OF COMMON SHARES (THE "OFFERING") In connection with an underwritten public offering the Company sold 5,125,000 shares of Common Stock (including 125,000 shares in connection with underwriters' over-allotment). All shares were sold by the Company. The Company granted underwriters an option to purchase up to 750,000 shares of Common Stock to cover over-allotments which as of June 10, 1996, 125,000 shares were sold subject to the over-allotment. Proceeds from the Offering will be used to repay a portion of the Company's borrowings incurred under the Revolving Credit Facility.





FORM 10-Q                                                          Page 12 of 15

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

       Item 5.      Other Information.  Not applicable.

       Item 6.      Exhibits and Reports on Form 8-K.

                    (a)   Exhibits.


                            Exhibit No.                 Topic
                          ---------------  -------------------------------------

                                 27              Financial Data Schedule

                    (b)   Reports on Form 8-K.

                          During the quarter covered by this report the Company filed the following Current Report.

                              Form/Date                  Topic
                          ---------------  -------------------------------------

                             Form 8-K      Agreement to purchase Kay-Bee Center,
                           April 9, 1996   Inc. from Melville Corporation









FORM 10-Q                                                          Page 13 of 15

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



Dated:  June 12, 1995           By:    /s/ Michael J. Potter
        -------------                  --------------------------------------
                                       Michael J. Potter, Sr. Vice President,
                                       Chief Financial Officer, and Principal
                                       Accounting Officer



FORM 10-Q                                                          Page 14 of 15