Form 10-K/A
period 1996-02-03
CONSOLIDATED STORES CORP /DE/
filed 1996-06-27
CIK 768835

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A

 [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended February 3, 1996
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the period                          to
                   --------------------------  --------------------------------

                          Commission file number 1-8897

                          CONSOLIDATED STORES CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as it appears in its charter)


         Delaware                                     06-1119097
 State of incorporation                I. R. S. Employer Identification Number

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K. [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $1,628,740,216 on April 12, 1996. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 47,904,124 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of April 12, 1996, was 48,044,742 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended February 3, 1996, to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1995.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
Independent Auditors' Report

Financial Statements:
    Statements of Net Assets Available for
      Benefits as of December 31, 1995 and
      December 31, 1994                                                                              4

    Statement of Changes in Net Assets Available for
      Benefits for the year ended December 31, 1995                                                  5

Notes to Financial Statements                                                                        6

Supplemental Schedules:
    Schedule of Assets Held for Investments as
      of December 31, 1995                                                                          13

    Schedule of Reportable Transactions in Excess of
      Five Percent of Current Value of Plan Assets for the
      Year Ended December 31, 1995                                                                  14

Exhibits:
    Independent Auditors' Consent                                                                   15

    Signatures                                                                                      16


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Plan Administrator of the
   Consolidated Stores Corporation Savings Plan:

We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of
(1) assets held for investment as of December 31, 1995, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1995, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1995 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Dayton, Ohio,
June 10, 1996

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                            December 31,
                                                   -----------------------------
                                                       1995              1994
                                                   ------------      -----------
                            ASSETS

Investment in Securities (at market):
 Consolidated Stores Corporation
  Common Shares                                    $ 10,094,107      $ 7,947,483
Investment in Mutual Funds:
 Basic Value Fund                                     3,193,925        1,852,842
 Capital Fund                                         1,017,587          475,766
 Global Allocation Fund                               1,018,709          683,837
Investment in Money Market Funds                      3,614,944        3,011,055
Cash and temporary cash investments                      18,689           39,770
Contribution receivable from:
 Consolidated Stores Corporation                      1,651,869        1,278,215
 Participants                                           110,071           77,148
Interest receivable                                         152           14,118
Loans receivable                                      1,606,193        1,155,355
Receivable from nonqualified plan                       254,788          216,335
                                                   ------------      -----------
                                                     22,581,034       16,751,924
                                                   ------------      -----------
                         LIABILITIES

Payable to Plan participants                             72,398           41,410
Payable to others                                            --            9,269
                                                   ------------      -----------
                                                         72,398           50,679
                                                   ------------      -----------
                                                   $ 22,508,636      $16,701,245
                                                   ============      ===========

See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                                     December 31,
                                                                        1995
                                                                     -----------
INCREASE IN PLAN ASSETS:

Contributions:
  Participant contributions                                          $ 3,240,937
  Company contributions                                                1,652,003

Investment Income:
  Interest                                                                 3,466
  Dividend                                                               520,091
Net appreciation in fair value of investments                          2,075,541
                                                                     -----------
   TOTAL INCREASES                                                     7,492,038

DECREASES IN PLAN ASSETS:

 Distributions to Plan participants                                    1,684,647
                                                                     -----------
   TOTAL DECREASES                                                     1,684,647
                                                                     -----------
NET INCREASE IN PLAN ASSETS                                            5,807,391
NET ASSETS - BEGINNING OF YEAR                                        16,701,245
                                                                     -----------
NET ASSETS - END OF YEAR                                             $22,508,636
                                                                     ===========


See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS

PLAN DESCRIPTION

On December 31, 1995, there were 8,566 employees eligible to participate in the Plan. On that date 3,094 were participating.

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

The administrator of the Plan is Consolidated Stores Corporation Savings Plan Committee ("Committee"). Effective January 31, 1996, Fifth Third Trust and Investment Services was appointed as successor trustee to State Street Bank and Trust Company. (see TRUST AGREEMENT).

All employees of Consolidated Stores Corporation and any of its subsidiaries ("Company") which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the first day of the month following satisfaction of eligibility requirements. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $7,000 (or such larger amount in accordance with Code Section 415(d) which is $9,240 as of January 1, 1995) or 15% of their compensation for the plan year. The Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 1%, 75% of the second 1%, and 50% of the next 4%, of the employee's first 6% contribution. The Company's matching contributions will always be made in the form of Common Stock of the Company.

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

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

PLAN DESCRIPTION - CONTINUED


                                                                Vested
                     Years of Service                          Percentage
                 --------------------------                    ----------
                 Less than 2                                        --
                 At least 2 but less than 3                         25
                 At least 3 but less than 4                         50
                 At least 4 but less than 5                         75
                 5 or more                                         100

The portion of the Company's matching contribution that is not fully vested will be forfeited at the time employment terminates. The Company has the right to terminate or amend the Plan at any time. In the event of termination, the Plan assets will be distributed to the participants, after payment of any expenses properly chargeable thereto, in proportion to their respective account balances.

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to the Loan and Short Term Investment fund from the Participant investment funds. One loan per participant may be outstanding at any time and the loan term may not exceed 5 years. Loans are secured by the balance in the participant's account and bear interest at the prime rate plus 1% (rounded to the next 1/4%) as quoted in The Wall Street Journal as of the most recent quarters end when the loan application is approved. Loan repayments, including interest, are through regular payroll deductions. Loan balance may be paid off at any time without penalty.

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

BENEFITS PAYABLE. As of December 31, 1995, net assets available for benefits included benefits of $72,398 due to participants who have withdrawn from participation in the Plan.

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

INVESTMENT PROGRAMS

During the years ended December 31, 1995 and 1994, participants could direct their contributions to different funds of the Plan as described below:

Money Market Funds
- ------------------

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

MERRILL LYNCH GLOBAL ALLOCATION FUND, INC. The Merrill Lynch Global Allocation Fund, Inc. the ("Global Fund") is a non-diversified mutual fund seeking high total investment return, consistent with prudent risk,

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

Mutual Funds - Continued
- ------------------------

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

Company Stock Fund
- ------------------

Consolidated Stores Corporation Stock Fund Contributions are invested in Common Shares of Consolidated Stores Corporation. All employer matching contributions are made to this fund.

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

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                        December 31, 1995
                                          -------------------------------------------------------------------------------
                                                        Loan and    Retirement
                                          Number of    Short-term  Preservation  Basic Value    Capital       Global
                                           Shares      Investment     Trust        Fund          Fund       Allocation
                                                         Fund                                                  Fund
                                         ----------    ----------   ----------   ----------   -----------   -------------
                   ASSETS
Investment in Securities (at market):
  Consolidated Stores Corporation
   Common Stock                            466,780   $       --   $       --   $       --   $        --   $        --
Investment in Mutual Funds:
  Basic Value Fund                         112,820           --           --    3,193,925            --            --
  Capital Fund                              33,309           --           --           --     1,017,587            --
  Global Allocation Fund                    73,394           --           --           --            --     1,018,709
Investment in Money Market Funds         3,614,944           --    3,614,944           --            --            --
Cash and temporary cash investments                       3,180          582          148           221           188
Contribution receivable from:
  Consolidated Stores Corporation                            --           --           --            --            --
  Participants                                               --       24,358       16,767         6,134         6,562
Interest receivable                                          --           --           --            --            --
Loans receivable                                      1,606,193           --           --            --            --
Receivable from nonqualified plan                            --       29,258       62,659        31,281        41,187
                                                                  ----------   ----------   -----------   -----------
                                                      1,609,373    3,669,142    3,273,499     1,055,223     1,066,646
                LIABILITIES

Payable to Plan participants                                 --        9,857       24,026         8,810         8,836
                                                     ----------   ----------   ----------   -----------   -----------
                                                             --        9,857       24,026         8,810         8,836
                                                     ----------   ----------   ----------   -----------   -----------
                                                     $1,609,373   $3,659,285   $3,249,473   $ 1,046,413   $ 1,057,810
                                                     ==========   ==========   ==========   ===========   ===========

                                              December 31, 1995
                                          --------------------------
                                           Company Stock    Plan
                                               Fund         Total


                                           -----------   -----------
                   ASSETS

Investment in Securities (at market):
  Consolidated Stores Corporation
   Common Stock                          $10,094,107   $10,094,107
Investment in Mutual Funds:
  Basic Value Fund                                --     3,193,925
  Capital Fund                                    --     1,017,587
  Global Allocation Fund                          --     1,018,709
Investment in Money Market Funds                  --     3,614,944
Cash and temporary cash investments           14,370        18,689
Contribution receivable from:
  Consolidated Stores Corporation          1,651,869     1,651,869
  Participants                                56,250       110,071
Interest receivable                              152           152
Loans receivable                                  --     1,606,193
Receivable from nonqualified plan             90,403       254,788
                                         -----------   -----------
                                          11,907,151    22,581,034
                LIABILITIES

Payable to Plan participants                  20,869        72,398
                                         -----------   -----------
                                              20,869        72,398
                                         -----------   -----------
                                         $11,886,282   $22,508,636
                                         ===========   ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM - CONTINUED

                                                                              December 31, 1994
                                         ----------------------------------------------------------------------------------------
                                         Number of    Loan and    Retirement                              Global
                                          Shares     Short-term  Preservation  Basic Value    Capital   Allocation  Company Stock
                                                     Investment      Trust       Fund          Fund        Fund        Fund
                                                       Fund
                                         ----------  ----------  ------------- -----------   --------   ----------   ------------
                   ASSETS
Investment in Securities (at market):
 Consolidated Stores Corporation
  Common Shares                            426,710   $       --   $       --   $       --   $     --   $       --   $ 7,947,483
Investment in Mutual Funds:
  Basic Value Fund                          82,901           --           --    1,852,842         --           --            --
  Capital Fund                              18,512           --           --           --    475,766           --            --
  Global Allocation Fund                    55,915           --           --           --         --      683,837            --
Investment in Money Market Funds         3,011,055           --    3,011,055           --         --           --            --
Cash and temporary cash investments                       2,704            2           --          2           --        37,062
Contribution receivable from:
  Consolidated Stores Corporation                            --           --           --         --           --     1,278,215
  Participants                                               --       25,485       14,424      4,636        6,659        25,944
Interest receivable                                          12       13,954           --         --           --           152
Loans receivable                                      1,155,355           --           --         --           --            --
Receivable from nonqualified plan                            --       23,514       40,173     14,369       36,755       101,524
                                                     ----------   ----------   ----------   --------   ----------   -----------
                                                      1,158,071    3,074,010    1,907,439    494,773      727,251     9,390,380
                LIABILITIES

Payable to Plan participants                                 --       16,350       11,109      2,566        3,311         8,074
Payable to others                                            --           --           --         --           --         9,269
                                                     ----------   ----------   ----------   --------   ----------   -----------
                                                             --       16,350       11,109      2,566        3,311        17,343
                                                     ----------   ----------   ----------   --------   ----------   -----------
                                                     $1,158,071   $3,057,660   $1,896,330   $492,207   $  723,940   $ 9,373,037
                                                     ==========   ==========   ==========   ========   ==========   ===========

                                       December 31, 1994
                                       -----------------
                                             Plan
                                             Total
                                          -----------
                   ASSETS
Investment in Securities (at market):
 Consolidated Stores Corporation
  Common Shares                          $ 7,947,483
Investment in Mutual Funds:
  Basic Value Fund                         1,852,842
  Capital Fund                               475,766
  Global Allocation Fund                     683,837
Investment in Money Market Funds           3,011,055
Cash and temporary cash investments           39,770
Contribution receivable from:
  Consolidated Stores Corporation          1,278,215
  Participants                                77,148
Interest receivable                           14,118
Loans receivable                           1,155,355
Receivable from nonqualified plan            216,335
                                         -----------
                                          16,751,924
                LIABILITIES

Payable to Plan participants                  41,410
Payable to others                              9,269
                                         -----------
                                              50,679
                                         -----------
                                         $16,701,245
                                         ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

 CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                       December 31, 1995
                                      ----------------------------------------------------------------------------------
                                       Loan and       Retirement                                  Global      Company
                                      Short-term     Preservation  Basic Value     Capital      Allocation   Stock Fund
                                      Investment        Trust         Fund          Fund          Fund
                                         Fund
                                      -----------    ------------ -----------    -----------   -----------   -----------
INCREASE IN PLAN ASSETS:
Contributions:
  Participant contributions                    --    $  952,802   $   703,720    $   265,357    $  312,312   $ 1,006,746
  Company contributions                        --            --            --             --            --     1,652,003

  Investment Income:
  Interest                                    463            --            --             --            --         3,003
  Dividend                                     --       198,394       138,745        101,333        81,619            --
Loan repayments, including interest            --            --            --             --            --            --
Net appreciation in fair value of
investments                                    --            --       551,425        108,442       100,861     1,314,813
                                      -----------    ----------   -----------    -----------    ----------   -----------
TOTAL INCREASES                               463     1,151,196     1,393,890        475,132       494,792     3,976,565

   DECREASES IN PLAN ASSETS:

Distributions to Plan participants             --       460,219       258,043         77,353        94,551       794,481
Interfund transfers - net                (450,839)       89,352      (217,296)      (156,427)       66,371       668,839
                                      -----------    ----------   -----------    -----------    ----------   -----------
TOTAL DECREASES                          (450,839)      549,571        40,747        (79,074)      160,922     1,463,320
                                      -----------    ----------   -----------    -----------    ----------   -----------
NET INCREASE IN PLAN ASSETS               451,302       601,625     1,353,143        554,206       333,870     2,513,245
NET ASSETS - BEGINNING OF YEAR          1,158,071     3,057,660     1,896,330        492,207       723,940     9,373,037
                                      -----------    ----------   -----------    -----------    ----------   -----------
NET ASSETS - END OF YEAR              $ 1,609,373    $3,659,285   $ 3,249,473    $ 1,046,413    $1,057,810   $11,886,282
                                      ===========    ==========   ===========    ===========    ==========   ===========

                                   December 31, 1995
                                   ----------------
                                        Plan
                                        Total
                                     -----------
INCREASE IN PLAN ASSETS:

Contributions:
  Participant contributions          $ 3,240,937
  Company contributions                1,652,003

  Investment Income:
  Interest                                 3,466
  Dividend                               520,091
Loan repayments, including interest           --
Net appreciation in fair value of
investments                            2,075,541
                                     -----------
TOTAL INCREASES                        7,492,038

   DECREASES IN PLAN ASSETS:

Distributions to Plan participants     1,684,647
Interfund transfers - net                     --
                                     -----------
TOTAL DECREASES                        1,684,647
                                     -----------
NET INCREASE IN PLAN ASSETS            5,807,391
NET ASSETS - BEGINNING OF YEAR        16,701,245
                                     -----------
NET ASSETS - END OF YEAR             $22,508,636
                                     ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                     SCHEDULE OF ASSETS HELD FOR INVESTMENT
                                DECEMBER 31, 1995

                                                    Purchase Cost        Market Value
                                               ----------------------- --------------------
Security Description                No. of     Share or     Total      Share or   Total
                                   Shares or     Unit                   Unit
                                    Units
- --------------------------------  ---------   ---------   ----------  ---------  ----------

COMPANY STOCK FUND
- ------------------

Consolidated Stores Corporation
  Common Stock                      466,780   $  17.835  $8,325,076   $  21.625 $10,094,107

MUTUAL FUNDS
- ------------

Merrill Lynch Basic Value Fund      112,820      23.717   2,675,770      28.310   3,193,925

Merrill Lynch Global
  Allocation Fund                    73,394      12.987     953,199      13.880   1,018,709

Merrill Lynch Capital Fund           33,309      28.471     948,334      30.550   1,017,587

MONEY MARKET FUNDS
- ------------------

Merrill Lynch Retirement
   Preservation Trust             3,614,944       1.000   3,614,944       1.000   3,614,944

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                SCHEDULE OF REPORTABLE TRANSACTIONS IN EXCESS OF
                  FIVE PERCENT OF CURRENT VALUE OF PLAN ASSETS
                          YEAR ENDED DECEMBER 31, 1995

                                                                      No. of
      Security Description                       Type/ No. of        Shares or      Purchase                           Gain
                                                 Transactions          Units          Cost          Proceeds          (Loss)
- --------------------------------                 ------------        ---------       -------        --------          ------

COMPANY STOCK FUND

Consolidated Stores Corporation
  Common Stock                                     Sale/121             76,896     $ 1,415,425     $ 1,572,662    $   157,237

Consolidated Stores Corporation
  Common Stock                                   Purchase/108          117,950       2,288,201              --             --


MUTUAL FUNDS
- ------------

Merrill Lynch Basic Value Fund                     Sale/71              16,965         381,989         483,256        101,267

Merrill Lynch Basic Value Fund                   Purchase/111           47,770       1,247,736              --             --

Merrill Lynch Global
  Allocation Fund                                  Sale/67              14,285         181,594         187,280          5,686

Merrill Lynch Global
  Allocation Fund                                Purchase/90            32,206         427,039              --             --

Merrill Lynch Capital Fund                         Sale/58               5,860         161,538         171,638         10,100

Merrill Lynch Capital Fund                       Purchase/102           20,827         609,862              --             --

MONEY MARKET FUNDS
- ------------------

Merrill Lynch Retirement
   Preservation Trust                              Sale/83             813,822         813,822         813,822             --

Merrill Lynch Retirement
  Preservation Trust                             Purchase/113        1,426,782       1,426,782              --             --


                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


We consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation 1987 Restricted Stock Plan and (v) Post Effective Amendment No. 1 to Registration Statement No. 33-19309 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan of our report dated June 10, 1996, accompanying the financial statements of the Consolidated Stores Corporation Savings Plan on Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of Consolidated Stores Corporation for the fiscal year ended February 3, 1996.


DELOITTE & TOUCHE LLP


Dayton, Ohio
June 21, 1996

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


                                  CONSOLIDATED STORES
                                  CORPORATION SAVINGS PLAN


                                  By: /s/ Brad A.Waite
                                     ------------------------------------
                                  Brad A. Waite, Senior Vice President
                                         Human Resources


                        Dated:    June 21, 1996