Form 10-Q
period 1996-08-03
CONSOLIDATED STORES CORP /DE/
filed 1996-09-13
CIK 768835

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          Quarterly report filed pursuant to section 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended August 3, 1996 Commission file number 1-8897

                       CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896

         Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Common Stock $.01 par value per share, outstanding as of September 6, 1995, was 53,336,802 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                            INDEX

                                                                                     Page

Part I - Financial Information

     Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                                           3

        Condensed Consolidated Statements of Income                                     4

        Condensed Consolidated Statements of Cash Flows                                 5

        Notes to Condensed Consolidated Financial Statements                            6


     Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                  8

Part II - Other Information

     Items 1 - 6                                                                        12

     Signature                                                                          13

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              AUGUST 3,   FEBRUARY 3,
                                                                                1996         1996*
- -----------------------------------------------------------------------------------------------------
                                    ASSETS

Current Assets:

     Cash                                                                    $   23,141   $   12,999
     Accounts receivable                                                         38,419        8,957
     Inventories                                                                750,708      388,346
     Prepaid expenses and deferred income taxes                                  77,448       41,714
- -----------------------------------------------------------------------------------------------------
         Total current assets                                                   889,716      452,016
- -----------------------------------------------------------------------------------------------------

     Property and equipment - net                                               363,053      177,323
     Other assets                                                                33,448       10,476
- -----------------------------------------------------------------------------------------------------
                                                                             $1,286,217   $  639,815
=====================================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                                                        $  280,304   $  129,223
     Accrued liabilities                                                         41,506       41,519
     Income taxes                                                                 1,230       17,416
     Notes payable and current maturities of long-term obligations                  279       10,000
- -----------------------------------------------------------------------------------------------------
        Total current liabilities                                               323,319      198,158
- -----------------------------------------------------------------------------------------------------

Long-term obligations                                                           334,042       25,000
Deferred income taxes and other noncurrent liabilities                           42,534       27,093

Stockholders' equity:

     Preferred stock - authorized 2,000,000 shares, $.01 par value; none
        issued                                                                     --           --
     Common stock - authorized 90,000,000 shares, $.01 par value; issued
        53,314,100 and 47,775,958 shares respectively                               533          478
     Nonvoting common stock - authorized 8,000,000 shares, $.01 par value;
        none issued                                                                --           --
     Additional paid-in-capital                                                 305,450      104,511
     Retained earnings                                                          280,133      285,105
     Other adjustments                                                              206         (530)
- -----------------------------------------------------------------------------------------------------
        Total stockholders' equity                                              586,322      389,564
- -----------------------------------------------------------------------------------------------------
                                                                             $1,286,217   $  639,815
=====================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                           THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                           August 3,    July 29,    August 3,    July 29,
                                                             1996        1995         1996        1995
- ---------------------------------------------------------------------------------------------------------

Net sales                                                $ 551,403    $ 325,114    $ 894,632    $ 616,911

Cost and expenses:
   Cost of sales                                           325,884      187,056      523,686      355,953
   Selling and administrative expenses                     230,583      122,372      368,643      239,295
   Interest expense                                          5,654        1,911        7,540        3,219
   Other - net                                                 (50)        (343)        (292)        (506)
- ---------------------------------------------------------------------------------------------------------
                                                           562,071      310,996      899,577      597,961
- ---------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes
     and extraordinary item                                (10,668)      14,118       (4,945)      18,950
Income tax expense (benefit)                                (3,947)       5,365       (1,829)       7,201
- ---------------------------------------------------------------------------------------------------------
   Income (loss) before extraordinary item                  (6,721)       8,753       (3,116)      11,749
Extraordinary item                                          (1,856)          --       (1,856)          --
- ---------------------------------------------------------------------------------------------------------
   Net income (loss)                                     ($  8,577)   $   8,753    ($  4,972)   $  11,749
==================================================================    =========    =========    =========

Income (loss) per common and common
   equivalent share:
   Income (loss) before extraordinary item               ($   0.12)   $    0.18    ($   0.06)   $    0.24
   Extraordinary item                                    (    0.04)          --    (    0.04)         --
- ---------------------------------------------------------------------------------------------------------
   Net income (loss)                                     ($   0.16)   $    0.18    ($   0.10)   $    0.24
==================================================================    =========    =========    =========

Weighted average common and common
equivalent shares outstanding                                54,044       48,864       51,950       48,630
==================================================================    =========    =========    =========




The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  TWENTY-SIX WEEKS ENDED
                                                                  August 3,     July 29,
                                                                    1996         1995
- ----------------------------------------------------------------------------------------

Cash provided by (used for) operations:
      Net income (loss)                                           ($  4,972)   $  11,749
        Adjustments to net income (loss) to arrive at cash used by operations:
          Extraordinary item, net                                     1,856           --
          Depreciation and amortization                              21,615       13,329
          Deferred income taxes                                      (2,930)        (661)
          Other                                                       5,491        2,212
          Change in assets and liabilities net of effect
           from acquired business                                  (122,575)    (106,771)
- ----------------------------------------------------------------------------------------
      Net cash used for operations                                 (101,515)     (80,142)
- ----------------------------------------------------------------------------------------

Cash provided by (used for) investment activities:
     Payment for acquired business                                 (214,513)          --
     Capital expenditures                                           (46,229)     (16,212)
     Other                                                            1,912        2,147
- ----------------------------------------------------------------------------------------
      Net cash used for investment activities                      (258,830)     (14,065)
- ----------------------------------------------------------------------------------------

Cash provided by (used for) financing activities:
     Proceeds from issuance of common stock                         190,647           --
     Proceeds from credit agreements, net                           222,600       68,695
     Payment of senior notes                                        (35,000)      (5,000)
     Debt issue payments                                            (10,307)          --
     Extinguishment of debt                                          (2,946)          --
     Proceeds from exercise of stock options                          2,658        3,946
     Increase in deferred credits                                     2,835           --
- ----------------------------------------------------------------------------------------
      Net cash provided by financing activities                     370,487       67,641
- ----------------------------------------------------------------------------------------
Increase (decrease) in cash                                       $  10,142    ($ 26,566)
========================================================================================

Supplemental Disclosure of Cash Flow Information:
- -------------------------------------------------

     Income taxes paid                                            $  14,350    $  16,079
     Interest paid                                                $   5,245    $   3,473

Supplemental Disclosure of Non Cash Transactions:
- -------------------------------------------------
     Issuance of subordinated notes - Note 4

The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The condensed consolidated balance sheet at August 3, 1996, and the condensed consolidated statements of income and statements of cash flows for the thirteen and twenty-six week periods ended August 3, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at August 3, 1996, and for the thirteen and twenty-six week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 1996. The results of operations for the period ended August 3, 1996, may not necessarily be indicative of the operating results for the full year.

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

NOTE 3 - STOCK OFFERING
- -----------------------

As of June 10, 1996, the Company completed an offering of 5,125,000 shares of common stock, including a underwriters' over-allotment of 125,000 shares. Net proceeds to the Company were approximately $190.6 million.

NOTE 4 - ACQUISITION OF KAY-BEE CENTER, INC.
- --------------------------------------------

As of May 5, 1996, the Company acquired Kay-Bee Center, Inc. (KAY-BEE) from Melville Corporation for a purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million in cash and $100 million of subordinated notes, issued to Melville Corporation. At May 5, 1996, KAY-BEE operated 1,045 toy stores located in all 50 states and Puerto Rico primarily under the names Kay-Bee Toys and Toy Works. This transaction is accounted for as a purchase.

The unaudited pro forma summary of operations data for each of the twenty-six week periods ended August 3, 1996 and July 29, 1995, and the thirteen week period ended July 29, 1995, have been prepared by combining the consolidated

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF KAY-BEE CENTER, INC. - CONTINUED
- --------------------------------------------------------

statements of earnings of Consolidated Stores Corporation and Subsidiaries for each of the periods presented with the consolidated statements of operations for the respective thirteen week period ended March 30, 1996, and twenty-six week period ended June 30, 1995, of KAY-BEE, as well as, the estimated purchase price allocation in accordance with APB 16, the financing, and the issuance of Common Stock.

                                                     Thirteen weeks
                                                         ended              Twenty-six weeks ended
                                                   --------------------------------------------------

                                                        July 29,          August 3,           July 29,
                                                          1995              1996               1995
                                                   --------------------------------------------------
                                                      (In thousands, except loss per share data)

Net sales                                              $489,683           $1,071,022        $948,296
Operating income (loss)                                     151              (20,951)        (17,606)
Net loss                                                 (2,654)             (20,999)        (16,374)
Net loss per common and common equivalent share(1)        (0.05)               (0.39)          (0.30)

(1) Adjusted to reflect issuance of 5,125,000 shares of Common Stock

NOTE 5 - EXTRAORDINARY ITEM
- ---------------------------

During the second quarter of 1996 the Company recorded an extraordinary item in connection with the early extinguishment for $35 million of 10.5% senior notes. The charge before income taxes was $2.9 million.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

TRENDS. The Company is the nation's largest close-out retailer, with 1,940 stores located in all 50 states and Puerto Rico. As a value retailer specializing in close-out merchandise and toys the Company operates 775 retail close-out and specialty stores under the names ODD LOTS/BIG LOTS, ITZADEAL! and ALL FOR ONE in the midwestern, southern and mid-Atlantic regions of the United States. Additionally, 1,165 retail toy and close-out toy stores were in operation throughout the United States and Puerto Rico under the names KAY-BEE, TOY WORKS and TOY LIQUIDATORS. As more fully described below, on May 5, 1996, the Company acquired 1,045 KAY-BEE and TOY WORKS retail toy stores. The Company believes that KAY-BEE is the largest enclosed mall-based toy retailer in the United States.

The table below compares components of the statements of earnings of the Company as a percent to net sales and reflects the number of retail stores in operation at the end of each period.


                                                          Thirteen weeks ended      Twenty-six weeks ended
                                                            August 3, July 29,        August 3, July 29,
                                                               1996     1995             1996     1995
                                                      --------------------------------------------------
                                                             (Percent to total net sales)

Net sales:

   Close-out and specialty                                        60.7     93.0          73.2     93.5
   Toys                                                           37.8      4.2          24.8      3.7
   Other                                                           1.5      2.8           2.0      2.9
                                                      --------------------------------------------------
                                                                 100.0    100.0         100.0    100.0
Cost of sales                                                     59.1     57.5          58.5     57.7
                                                      --------------------------------------------------
Gross profit                                                      40.9     42.5          41.5     42.3
Selling and administrative expenses                               41.8     37.6          41.2     38.8
                                                      --------------------------------------------------
Operating profit (loss)                                           (0.9)     4.9           0.3      3.5
Interest expense                                                   1.0      0.6           0.8      0.5
Other income                                                        --     (0.1)           --     (0.1)
                                                      --------------------------------------------------
Income (loss) before income taxes and extraordinary item          (1.9)     4.4          (0.5)     3.1
Income tax expense (benefit)                                      (0.7)     1.7          (0.2)     1.2
                                                      --------------------------------------------------
Income (loss) before extraordinary item                           (1.2)     2.7          (0.3)     1.9
Extraordinary item                                                (0.3)      --          (0.2)      --
                                                      -------------------------------------------------
Net income (loss)                                                 (1.5)     2.7          (0.5)     1.9
                                                               =========  =======       =======  ======

                                                                                     August 3, July 29,
                                                                                        1996     1995
                                                      -------------------------------------------------
Retail stores in operation at end of period:
   Close-out and specialty                                                                 775     715
   Toys                                                                                  1,165      91
                                                                                        =======  ======
                                                                                         1,940     806
                                                                                        =======  ======

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED
- ---------------------------------

The Company has historically experienced seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. The Company's quarterly results can also be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Historically, the Company has generally recorded operating profits during each fiscal quarter. Due to the increase in the Company's retail toy operations as a result of the KAY-BEE acquisition on May 5, 1996, it is anticipated operating losses will be recognized during the first three fiscal quarters and a increasing amount of net sales, operating profit and net income will be recognized in the fourth fiscal quarter. Quarterly fluctuations in inventory balances are normal reflecting the opportunistic purchases available at any given time and the expansion of the Company's store base. Historically, on a per store basis, inventory levels are lower at the end of the Company's fiscal year and build through the remaining three quarters of the year to a peak level in the third quarter. Accounts payable generally follow a trend similar to inventories.

SALES. Net sales for the thirteen and twenty-six week periods ended August 3, 1996, increased 69.6% and 45.0%, respectively. Comparable store sales for stores open two years at the beginning of the fiscal year increased 3.2% for the quarter and 4.0% for the year to date period. The sales improvement reflects the greater number of close-out and specialty stores in operation during the period and the sales performance of KAY-BEE acquired at the start of the second quarter of fiscal 1996.

Net sales by operating unit were as follows:

                                            Thirteen weeks ended
                                      ---------------------------------
                                                                             Percentage
           Operating Unit             August 3, 1996     July 29, 1995         Change
- ------------------------------------------------------  ---------------  -----------------
                                               (In thousands)

Close-out and specialty                   $334,908          $302,243              10.8%
Toys                                       208,196            13,659           1,424.2
Other                                        8,299             9,212              (9.9)
                   -----------------------------------------------------------------------
                                          $551,403          $325,114              69.6%
                                      ================  ===============  =================

                                           Twenty-six weeks ended
                                                                             Percentage
                                      August 3, 1996     July 29, 1995         Change
                    ----------------------------------  ---------------  -----------------
                                               (In thousands)

Close-out and specialty                   $654,884          $576,643              13.6%
Toys                                       221,737            22,642             879.3
Other                                       18,011            17,626               2.2
                                      ----------------  ---------------  -----------------
                                          $894,632          $616,911              45.0%
                                      ================  ===============  =================

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED
- ---------------------------------

GROSS PROFIT. Gross profit as a percent of net sales was 40.9% for the second quarter of fiscal 1996 compared to 42.5% in the same 1995 period. The decline for the quarter primarily results from the effects of KAY-BEE acquired at the beginning of the second quarter which traditionally operates at a lower gross margin percentage than historically reported by the Company. To a lesser degree, the declines in gross profit percentage also reflect slightly higher markdowns experienced by the close-out and specialty operating units. Gross profit was 41.5% and 42.3% for the first six months of fiscal 1996 and 1995, respectively.

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 41.8% and 37.6% in the second quarter of fiscal 1996 and 1995, respectively and 41.2% and 38.8% in each of the year to date periods. These increases are primarily attributable to the effect from store operating expenses of KAY-BEE which are anticipated to be greater as a percent to sales in the first three fiscal quarters than historically reported by the Company.

INTEREST EXPENSE. Interest expense increased $3.7 million in the second quarter of 1996 and rose $4.3 million for the year. These increases result from higher weighted average borrowing outstanding for the respective periods, principally associated with operating requirements of KAY-BEE, and a increase in the effective borrowing rate.

INCOME TAXES. The effective tax rate of the Company is 37.0% in 1996 compared to 38.0% in 1995. The reduction in the effective tax rate is principally attributable to the recognition of tax planning benefits for state and local income taxes. Included in the calculation of the Company's effective tax rate is the recognition of benefits of a corporate-owned life insurance program established in 1994. Subsequent to August 3, 1996, Federal legislation was passed which, among other matters, limits the interest deduction associated with corporate-owned life insurance. The Company is evaluating the impact this legislation may have on the effective tax rate for future periods.

ACQUISITION OF KAY-BEE. Pursuant to a Stock Purchase Agreement dated March 25, 1996, Consolidated Stores Corporation acquired from Melville Corporation (Melville) all of the issued and outstanding common stock of KAY-BEE, a California corporation and a holding company for approximately 800 subsidiaries, operating 1,045 retail toy stores. Consolidated Stores effected the acquisition through KB Consolidated, Inc., a newly formed subsidiary of the Company. The acquisition was effective as of 12:01 a.m. on May 5, 1996.

The purchase price for all of the KAY-BEE common stock is approximately $315 million, subject to a post-closing adjustment based on an audit of KAY-BEE'S balance sheet. The purchase price is comprised of $215 million in cash and $100 million of subordinated notes by the Company to Melville. The initial purchase price payment was based on the estimated net book value of KAY-BEE as of December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The primary sources of liquidity for the Company has been cash flow from operations and borrowings under available credit facilities.

Concurrent with the acquisition of KAY-BEE the Company terminated its existing revolving credit agreement and entered into a Revolving Credit Facility dated May 3, 1996, as amended June 28, 1996, with a syndicate of financial institutions to provide senior bank financing in an aggregate principal amount of up to $600 million. The Revolving Credit Facility consists of a revolving loan facility (the "Revolver") with the amount available thereunder equal to $450 million and a letter of credit facility with up to $200 million available for the issuance of documentary and standby letters of credit. The facility has a maturity date of May 3, 1999. At May 4, 1996, the Company borrowed $320 million under the Revolver to finance the acquisition of KAY-BEE and repay certain existing indebtedness under the prior revolving credit agreement and senior notes.

In connection with the acquisition of KAY-BEE the Company issued $100 million of Subordinated Notes. The Subordinated Notes mature in 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest.

In the second quarter of 1996 the Company completed an offering of 5,125,000 shares of common stock, including a underwriters' over-allotment of 125,000 shares. Net proceeds to the Company of approximately $190.6 million were utilized to repay a portion of the borrowings incurred to finance the acquisition of KAY-BEE.

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

                           Item 1.    Legal Proceedings.  Not applicable.

                           Item 2.    Changes in Securities.  Not applicable.

                           Item 3.    Defaults Upon Senior Securities.
                                      Not applicable.

                           Item 4. Submission of Matters to Vote of Security Holders.

                           (a) The Company's Annual Meeting was held on July 23, 1996.

                           (b) The number of shares of voting Common Stock, $.01 par value per share, outstanding as of June 11, 1996, the record date was 53,298,704.

                           (c) The number of shares of Common Stock of the Company represented in person or by proxy and eligible to vote was 43,166,777.

                           (d) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

                           (e) A proposal to approve the Consolidated Stores Corporation 1996 Performance Incentive Plan was approved by a majority vote of the stockholders.

                                 The vote on this proposal was:     29,395,536         11,109,519          52,877
                                                                  -------------------------------------------------
                                                                        For              Against          Abstain

                           (f) A proposal to approve the Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan was approved by a majority vote of the stockholders.


                                 The vote on this proposal was:     42,024,968          1,086,337          55,462
                                                                  -------------------------------------------------
                                                                        For              Against          Abstain


                           Item 5.    Other Information.  Not applicable.

                           Item 6.    Exhibits and Reports on Form 8-K.

                           (a)   Exhibits.

                                  Exhibit No.                            Document
                               ------------------    -------------------------------------------------------------
                                      27             Financial Data Schedule

                           (b)   Reports on Form 8-K.  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                   CONSOLIDATED STORES CORPORATION
                                                                   -------------------------------
                                                                         (Registrant)

         Dated:       September 13, 1996                           By: /s/ Michael J. Potter
                      -------------------                              --------------------------------------
                                                                       Michael J. Potter, Sr. Vice President,
                                                                       Chief Financial Officer, and Principal
                                                                       Accounting Officer