Form 10-Q
period 1996-11-02
CONSOLIDATED STORES CORP /DE/
filed 1996-12-11
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          Quarterly report filed pursuant to section 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996    Commission file number 1-8897

                        CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896





Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share,outstanding as of December 4, 1996, was 53,494,673 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                                                                      Page
                                                                                    --------
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





FORM 10-Q                                                             Page 2

                               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
                                                                               November 2,       February 3
                                                                                  1996             1996*
---------------------------------------------------------------------------------------------   -----------
                                  ASSETS
Current Assets:
     Cash and cash equivalents                                               $    36,825        $  12,999
     Accounts receivable                                                          10,941            8,957
     Inventories                                                               1,063,410          388,346
     Prepaid expenses and deferred income taxes                                   89,944           41,714
---------------------------------------------------------------------------------------------   ---------
          Total current assets                                                 1,201,120          452,016
---------------------------------------------------------------------------------------------   ---------

     Property and equipment - net                                                370,557          177,323
     Other assets                                                                 27,692           10,476
---------------------------------------------------------------------------------------------   ---------
                                                                             $ 1,599,369        $ 639,815
=============================================================================================   =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $   439,643        $ 129,223
     Accrued liabilities                                                          39,577           41,519
     Income taxes                                                                  9,097           17,416
     Notes payable and current maturities of long-term obligations                30,285           10,000
---------------------------------------------------------------------------------------------   ---------
          Total current liabilities                                              518,602          198,158
---------------------------------------------------------------------------------------------   ---------

Long-term obligations                                                            456,368           25,000
Deferred income taxes and other noncurrent liabilities                            40,228           27,093

Stockholders' equity:
     Preferred stock - authorized 2,000,000 shares, $.01 par value; none
          issued                                                                      --               --
     Common stock - authorized 90,000,000 shares, $.01 par value; issued
          53,378,316 and 47,775,958 shares respectively                              534              478
     Non-voting common stock - authorized 8,000,000 shares, $.01 par
          value; none issued                                                          --               --
     Additional paid-in-capital                                                  307,124          104,511
     Retained earnings                                                           277,115          285,105
     Other adjustments                                                              (602)            (530)
---------------------------------------------------------------------------------------------   ----------
          Total stockholders' equity                                             584,171          389,564
---------------------------------------------------------------------------------------------   ---------
                                                                             $ 1,599,369        $ 639,815
=============================================================================================   =========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.




FORM 10-Q                                                              Page 3

                                         CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                            November 2,     October 28,     November 2,      October 28,
                                                               1996            1995            1996             1995
----------------------------------------------------------------------     ------------   ------------      ------------

Net sales                                                 $   616,511      $   357,538     $ 1,511,143      $   974,449

Cost and expenses:
    Cost of sales                                             353,520          204,100         877,206          560,053
    Selling and administrative expenses                       262,206          134,161         630,848          373,456
    Interest expense                                            6,954            2,844          14,494            6,063
    Other - net                                                (1,376)              72          (1,668)            (434)
----------------------------------------------------------------------     -----------     ------------     ------------
                                                              621,304          341,177       1,520,880          939,138
----------------------------------------------------------------------     -----------     ------------     ------------
    Income (loss) before income taxes and
       extraordinary item                                      (4,793)          16,361          (9,737)          35,311
Income expense (benefit)                                       (1,774)           6,217          (3,603)          13,418
----------------------------------------------------------------------     -----------     ------------     ------------
    Income (loss) before extraordinary item                    (3,019)          10,144          (6,134)          21,893
Extraordinary item                                               --               --            (1,856)            --
----------------------------------------------------------------------     -----------     ------------     ------------
       Net income (loss)                                      ($3,019)     $    10,144         ($7,990)     $    21,893
======================================================================     ===========     ============     ============

Income (loss) per common and common equivalent share:
    Income (loss) before extraordinary item                    ($0.05)     $      0.21          ($0.12)     $      0.45
    Extraordinary item                                           --               --             (0.03)            --
----------------------------------------------------------------------     -----------     -----------      ------------
    Net income (loss)                                          ($0.05)     $      0.21          ($0.15)     $      0.45
======================================================================     ===========     ============     ============

Weighted average common and common equivalent
    shares outstanding                                         55,536           49,111          53,153           48,805
======================================================================     ===========     ============     ============



The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q                                                              Page 4

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  THIRTY-NINE WEEKS ENDED
                                                                               November 2,    October 28,
                                                                                  1996          1995
------------------------------------------------------------------------------------------  -------------

Cash provided by (used for) operations:
    Net income (loss)                                                          $  (7,990)     $  21,893
    Adjustments to net income (loss) to arrive at cash used by operations:
         Extraordinary item, net                                                   1,856           --
         Depreciation and amortization                                            36,149         21,893
         Deferred income taxes                                                   (14,037)        (4,006)
         Other                                                                     6,358          2,063
         Change in assets and liabilities net of effect from acquired
             business                                                           (272,330)      (173,104)
------------------------------------------------------------------------------------------  -----------
            Net cash used for operations                                        (249,994)      (131,261)
------------------------------------------------------------------------------------------  -----------

Cash provided by (used for) investment activities:
    Payment for acquired business                                               (185,300)          --
    Capital expenditures                                                         (70,337)       (31,011)
    Other                                                                          5,803          3,638
------------------------------------------------------------------------------------------  -----------
        Net cash used for investment activities                                 (249,834)       (27,373)
------------------------------------------------------------------------------------------  -----------

Cash provided by (used for) financing activities:
    Proceeds from issuance of common stock                                       190,647           --
    Proceeds from credit agreements, net                                         375,000        137,100
    Payment of senior notes and long-term obligations                            (35,162)       (10,000)
    Debt issue payments                                                          (10,393)          --
    Extinguishment of debt                                                        (2,946)          --
    Proceeds from exercise of stock options                                        3,299          4,392
    Increase in deferred credits                                                   3,209          1,490
------------------------------------------------------------------------------------------  -----------
        Net cash provided by financing activities                                523,654        132,982
------------------------------------------------------------------------------------------  -----------
Increase (decrease) in cash                                                    $  23,826      $ (25,652)
==========================================================================================  ===========

Supplemental Data
-----------------
    Income taxes paid                                                          $  15,158      $  23,524
    Interest paid                                                                 10,047          7,668

Supplemental Disclosure of Non Cash Transactions
------------------------------------------------
    Issuance of subordinated notes - Note 4


The accompanying notes are an integral part of these condensed financial statements.




FORM 10-Q                                                        Page 5

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at November 2, 1996, and the condensed consolidated statements of income and statements of cash flows for the thirteen and thirty-nine week periods ended November 2, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at November 2, 1996, and for the thirteen and thirty-nine week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 1996. The results of operations for the period ended November 2, 1996, may not necessarily be indicative of the operating results for the full year.

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

NOTE 3 - STOCK OFFERING
-----------------------

As of June 10, 1996, the Company completed an offering of 5,125,000 shares of common stock, including a underwriters' over-allotment of 125,000 shares. Net proceeds to the Company were approximately $190.6 million

NOTE 4 - ACQUISITION OF KAY-BEE CENTER, INC.
--------------------------------------------

As of May 5, 1996, the Company acquired Kay-Bee Center, Inc. (KAY-BEE) from Melville Corporation for an initial purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million in cash and $100 million of subordinated notes, issued to Melville Corporation. Post-closing adjustments recorded in the third quarter 1996, reduced the cash component of the purchase price by $29.7 million to $185.3 million. This transaction is accounted for as a purchase. At May 5, 1996, KAY-BEE operated 1,045 toy stores located in all 50 states and Puerto Rico primarily under the names Kay-Bee
Toys and Toy Works.


FORM 10-Q                                                        Page 6

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF KAY-BEE CENTER, INC. - CONTINUED
--------------------------------------------------------

The unaudited pro forma summary of operations data for each of the thirty-nine week periods ended November 2, 1996, and October 28, 1995, and the thirteen week period ended October 28, 1995, have been prepared by combining the consolidated statements of earnings of Consolidated Stores Corporation and Subsidiaries for each of the periods presented with the consolidated statements of operations for the respective thirteen week period ended March 30, 1996, and thirty-nine week period ended July 29, 1995, of KAY-BEE, as well as, the estimated purchase price allocation in accordance with APB 16, the financing, and the issuance of Common Stock.

                                                     Thirteen weeks
                                                         ended                 Thirty-nine weeks ended
                                                   -------------------  ---------------------------------------
                                                      October 28,          November 2,           October 28,
                                                          1995                1996                  1995
                                                   -------------------  ------------------   ------------------
                                                           (In thousands, except loss per share data)

Net sales                                               $538,155           $1,687,533           $1,486,451
Operating income (loss)                                    3,746              (19,167)             (15,754)
Net loss                                                  (1,533)             (24,018)             (17,907)
Net loss per common and common equivalent share (1)        (0.03)               (0.43)               (0.33)

(1) Adjusted to reflect issuance of 5,125,000 shares of Common Stock


NOTE 5 - EXTRAORDINARY ITEM
---------------------------

During the second quarter of 1996 the Company recorded an extraordinary item in connection with the early extinguishment for $35 million of 10.5% senior notes. The charge before income taxes was $2.9 million.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On November 19, 1996, the Board of Directors declared and authorized a 5 for 4 stock split of the Company's $.01 par value voting common stock to be effected by a distribution of additional shares on December 24, 1996, to stockholders of record on December 10, 1996.


FORM 10-Q                                                        Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

TRENDS. The Company is the nation's largest close-out retailer, with 1,981 stores located in all 50 states and Puerto Rico. As a value retailer specializing in close-out merchandise and toys the Company operates 796 retail close-out and specialty stores under the names ODD LOTS/BIG LOTS, ITZADEAL! and ALL FOR ONE in the midwestern, southern and mid-Atlantic regions of the United States. Additionally, 1,185 retail toy and close-out toy stores were in operation throughout the United States and Puerto Rico under the names KAY-BEE, TOY WORKS and TOY LIQUIDATORS. As more fully described below, on May 5, 1996, the Company acquired 1,045 KAY-BEE and TOY WORKS retail toy stores. The Company believes that KAY-BEE is the largest enclosed mall-based toy retailer in the United States.

The table below compares components of the statements of earnings of the Company as a percent to net sales and reflects the number of retail stores in operation at the end of each period.

                                             Thirteen weeks ended   Thirty-nine weeks ended
                                           November 2, October 28,  November 2, October 28,
                                              1996         1995        1996        1995
                                           ----------  -----------  ----------- -----------
                                                    (Percent to total net sales)
Net sales:
   Close-out and specialty                    58.6%        91.6%      67.3%        92.8%
   Toys                                       39.6          5.1       30.8          4.2
   Other                                       1.7          3.3        1.9          3.0
                                             -----        -----      -----        -----
                                             100.0        100.0      100.0        100.0
Cost of sales                                 57.3         57.1       58.0         57.5
                                             -----        -----      -----        -----
Gross profit                                  42.7         42.9       42.0         42.5
Selling and administrative expenses           42.5         37.5       41.7         38.3
                                             -----        -----      -----        -----
Operating profit (loss)                        0.2          5.4        0.3          4.2
Interest expense                               1.1          0.8        1.0          0.6
Other income                                  (0.2)        --         (0.1)        --
                                             -----        -----      -----        -----
Income (loss) before income taxes and
   extraordinary item                         (0.7)         4.6       (0.6)         3.6
Income tax expense (benefit)                  (0.3)         1.7       (0.2)         1.4
                                             -----        -----      -----        -----
Income (loss) before extraordinary item       (0.4)         2.9       (0.4)         2.2
Extraordinary item                            --           --         (0.1)        --
                                             =====        =====      =====        =====
Net income (loss)                             (0.4)%        2.9%      (0.5)%        2.2%
                                             =====        =====      =====        =====

                                                                   November 2,   October 28,
                                                                      1996          1995
                                                                   -----------  ------------
Retail stores in operation at end of period:
   Close-out and specialty                                               796          742
   Toys                                                                1,185          103
                                                                     -------      -------
                                                                       1,981          845
                                                                     =======      =======


FORM 10-Q                                                        Page 8

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

SALES. Net sales for the thirteen and thirty-nine week periods ended November 2, 1996, increased 72.4% and 55.1%, respectively. Comparable store sales for stores open two years at the beginning of the fiscal year increased 5.6% for the quarter and 4.7% for the year to date period. The sales improvement reflects the greater number of close-out and specialty stores in operation during the period and the sales performance of KAY-BEE acquired at the start of the second quarter of fiscal 1996.

Net sales by operating unit were as follows:

                                          Thirteen weeks ended
                                      ------------------------------
                                       November 2,      October 28,     Percentage
           Operating Unit                1996             1995            Change
-----------------------------         ------------     --------------   ------------
                                                     (In thousands)
Close-out and specialty               $361,528            $327,652         10.3%
Toys                                   244,328              18,102      1,249.7
Other                                   10,655              11,784         (9.6)
                                      ========            ========      ========
                                      $616,511            $357,538          72.4%
                                      ========            ========      ========

                                         Thirty-nine weeks ended
                                      -----------------------------
                                       November 2,      October 28,     Percentage
                                          1996              1995          Change
                                      --------------   -------------   -------------
                                                   (In thousands)
Close-out and specialty              $1,016,412           $904,295         12.4%
Toys                                    466,065             40,744      1,043.9
Other                                    28,666             29,410         (2.5)
                                     ----------           --------      --------
                                     $1,511,143           $974,449         55.1%
                                     ==========           ========      ========



FORM 10-Q                                                        Page 9

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED
---------------------------------

GROSS PROFIT. Gross profit as a percent of net sales was 42.7% for the third quarter of fiscal 1996 compared to 42.9% in the same 1995 period. The decline in gross profit percentage primarily reflects slightly higher markdowns and lower initial markups experienced by the close-out and specialty operating units. Gross profit was 42.0% and 42.5% for the first nine months of fiscal 1996 and 1995, respectively.

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 42.5% and 37.5% in the third quarter of fiscal 1996 and 1995 respectively, and 41.7% and 38.3% in each of the year to date periods. These increases are primarily attributable to the effect from store operating expenses of KAY-BEE which are anticipated to be greater as a percent to sales in the first three fiscal quarters than historically reported by the Company.

INTEREST EXPENSE. Interest expense increased $4.1 million in the third quarter of 1996 and rose $8.4 million for the year. These increases result from higher weighted average borrowing outstanding for the respective periods, principally associated with operating requirements of KAY-BEE, as well as an increase in the effective borrowing rate.

INCOME TAXES. The effective tax rate of the Company is 37.0% in 1996 compared to 38.0% in 1995. The reduction in the effective tax rate is principally attributable to the recognition of tax planning benefits for state and local income taxes. Included in the calculation of the Company's effective tax rate is the recognition of benefits of a corporate-owned life insurance program established in 1994. During the third quarter of 1996 Federal legislation was passed which, among other matters, limits the interest deduction associated with corporate-owned life insurance. The Company is terminating its participation in the corporate-owned life insurance program and does not anticipate an increase in the effective tax rate for 1996 as a result of this action.

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

The initial purchase price for all of the KAY-BEE common stock was approximately $315 million, subject to a post-closing adjustment based on an audit of KAY-BEE's balance sheet. The initial purchase price was comprised of $215 million in cash and $100 million of subordinated notes by the Company to Melville. The initial purchase price payment was based on the estimated net book value of KAY-BEE as of December 31, 1995. Post-closing adjustments recorded in the third quarter 1996, reduced the cash component of the purchase price by $29.7 million to $185.3 million.

Under the Stock Purchase Agreement, Melville made standard representations, warranties and covenants.


FORM 10-Q                                                        Page 10

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of liquidity for the Company has been cash flow from operations and borrowings under available credit facilities.

Concurrent with the acquisition of KAY-BEE the Company terminated its existing revolving credit agreement and entered into a Revolving Credit Facility dated May 3, 1996, as amended June 28, 1996, with a syndicate of financial institutions to provide senior bank financing in an aggregate principal amount of up to $600 million. The Revolving Credit Facility consists of a revolving loan facility (the "Revolver") with the amount available thereunder equal to $450 million and a letter of credit facility with up to $200 million available for the issuance of documentary and standby letters of credit. The facility has a maturity date of May 3, 1999. At May 4, 1996, the Company borrowed $320 million under the Revolver to finance the acquisition of KAY-BEE and repay certain existing indebtedness under the prior revolving credit agreement and senior notes. At November 2, 1996, approximately $106 million was available for direct borrowings under the Revolving Credit Facility.

Additionally, from time-to-time the Company utilizes uncommitted credit facilities, subject to terms of the Revolving Credit Facility, to supplement short-term borrowing requirements.

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


FORM 10-Q                                                        Page 11

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

               Item 5.      Other Information.  Not applicable.

               Item 6.      Exhibits and Reports on Form 8-K.

                           (a) Exhibits. None

                                Exhibit No.                 Document
                             ------------------  ------------------------------

                                    27            Financial Data Schedule


                           (b) Reports on Form 8-K.  None.


FORM 10-Q                                                        Page 12

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



                                           CONSOLIDATED STORES CORPORATION
                                           -------------------------------
                                                      (Registrant)



Dated: December 4, 1996                    By:  /s/ Michael J. Potter
                                                ---------------------
                                                Michael J. Potter,
                                                  Sr. Vice President, Chief
                                                  Financial Officer, and
                                                  Principal Accounting Officer

FORM 10-Q                                                        Page 13