Form 10-K
period 1997-02-01
CONSOLIDATED STORES CORP /DE/
filed 1997-04-23
CIK 768835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 1997

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $2,441,296,449 on April 3, 1997. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 67,114,679 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of April 3, 1997, was 67,339,903 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Registrant's Proxy Statement are incorporated by reference into
Part III.


FORM 10-K

                                    FORM 10-K


                                  ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----

                                     PART I

  Item 1.     Business                                                                3
  Item 2.     Properties                                                             11
  Item 3.     Legal Proceedings                                                      13
  Item 4.     Submission of Matters to Vote of Security Holders                      13

                                     PART II

  Item 5.     Market for the Registrant's Common Equity and Related Stockholder
                 Matters                                                             14
  Item 6.     Selected Financial Data                                                14
  Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                               17
  Item 8.     Financial Statements and Supplementary Data                            22
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosures                                               41

                                    PART III

  Item 10.    Directors and Executive Officers of the Registrant                     41
  Item 11.    Executive Compensation                                                 41
  Item 12.    Security Ownership of Certain Beneficial Owners and Management         41
  Item 13.    Certain Relationships and Related Transactions                         41

                                     PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K       41

FORM 10-K                                                                Page 2

                                     PART I

Item 1 Business

INDUSTRY OVERVIEW

Closeout retailing is one of the fastest-growing segments of the retail industry in the United States. Closeout retailers provide a valuable service to manufacturers by purchasing excess product that generally result from production overruns, package changes, discontinued products and returns. Closeout retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of these lower costs of goods sold, closeout retailers can offer merchandise at prices significantly lower than those offered by traditional retailers.

Recent trends in the retail industry are favorable to closeout retailers. These trends include retailer consolidations and just-in-time inventory processes, which have resulted in a shift of inventory risk from retailers to manufacturers. In addition, in order to maintain their market share in an increasingly competitive environment, manufacturers are introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make closeout retailers an integral part of manufacturers' overall distribution process. As a result, manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as the Company, that can purchase larger quantities of merchandise and can control the distribution and advertising of specific products.

THE COMPANY

The Company is the nation's largest closeout retailer with 1,798 stores located in all 50 states and Puerto Rico. The Company operates 614 retail closeout stores under the names Odd Lots and Big Lots (Closeout Stores) in the midwestern, southern and mid-Atlantic regions of the United States, and 1,184 retail toy and closeout toy stores throughout the United States and Puerto Rico, primarily under the names Kay-Bee Toys, KB Toy Works, and KB Toy Outlet (Toy Stores). Kay-Bee is the largest enclosed shopping mall-based toy retailer in the United States. 1,042 of the Toy Stores were acquired as of May 5, 1996 in the acquisition of Kay-Bee Center, Inc. from Melville Corporation (Acquisition). As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

The Company's Closeout Stores typically offer merchandise at prices 15% to 35% below those offered by other discount retailers and up to 70% below those offered by traditional retailers. The Company's Closeout Stores offer a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines. In addition, these stores supplement their broad offering of items in core product categories with a changing mix of new merchandise and seasonal goods such as back-to-school and holiday merchandise.

The Toy Stores offer a broad variety of closeout toys, as well as currently promoted retail toys (known as "in-line toys") and traditional toy merchandise. The Company has been in the toy retailing business since its inception and has operated stand-alone toy stores since its purchase of Toy Liquidators in 1994.

The Acquisition has allowed the Company to expand significantly its retail toy store business at a relatively low cost. In addition, as a result of the Acquisition, the Company will more than double its purchases of closeout toys and become the largest purchaser of closeout toys in the United States. The Company expects that this combined

FORM 10-K                                                                Page 3
purchasing power will enhance its ability to source high-quality closeout toys for all of its stores at competitive prices.

In the fourth quarter the Company announced its plan to discontinue operations of the All For One and iTZADEAL! businesses. Closure of the 165 store division is anticipated to be completed by the end of 1997.

BUSINESS STRATEGY

The Company's goal is to build upon its leadership position in closeout retailing, one of the fastest growing segment of the retailing industry, by expanding its market presence in its existing and in new markets. The Company has adopted a business strategy of pursuing growth by capitalizing on the following competitive strengths: (i) its ability to offer name-brand products at discounted prices; (ii) its purchasing expertise and strong buying relationships; (iii) its ability to lease low cost store sites in strip shopping centers, enclosed shopping malls and outlet malls on favorable terms; (iv) its ability to efficiently warehouse and distribute large quantities of merchandise; and (v) its focus on cost control.

     - OFFERING NAME-BRAND MERCHANDISE AT DEEPLY DISCOUNTED PRICES The success of the Company's closeout business depends upon its ability to select and purchase quality merchandise at attractive prices in order to maintain a balance of product in certain core merchandising categories along with a changing mix of merchandise. As a retailer focused on closeout merchandise, the Company's goal is to provide budget-conscious consumers with a broad range of quality name-brand products at exceptional values. The Company purchases large quantities of name-brand closeout merchandise from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns. The Company also takes advantage of the availability of factory reconditioned products and lower priced, private-label merchandise in selected product categories in order to provide additional value to its customers. Primarily as a result of its strong supplier relationships and purchasing expertise, the Company offers substantial everyday savings on a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines, typically offering merchandise at prices 15% to 35% below those offered by other discount retailers and up to 70% below those offered by traditional retailers. In addition, the Company supplements its broad offering of consumer items in core product categories with a changing mix of new merchandise, including seasonal goods, such as holiday and back-to-school merchandise.

     - PURCHASING EXPERTISE AND STRONG BUYING RELATIONSHIPS An integral part of the Company's business is the sourcing and purchasing of quality name-brand merchandise. The Company has built strong relationships with many name-brand manufacturers and has capitalized on its purchasing power in the closeout and toy marketplace in order to source merchandise that provides exceptional value to customers. As the largest retailer of closeout merchandise in the United States, the Company generally has the ability to purchase all of a manufacturer's closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. The success of the Company's toy business depends in part upon its ability to purchase in-line toys at competitive prices and on competitive terms.

          Furthermore, the Company's strong buying relationships and financial flexibility enable it to purchase merchandise off-season, typically at lower costs. The Company purchases merchandise from over 3,000 domestic and foreign vendors which provides multiple sources for each product category. The Company has significantly expanded its vendor base over the past several fiscal years as a result of its size, credibility, financial strength and seasoned buying team. The Company believes that its management has long standing relationships with its suppliers and is competitively positioned to continue to seek new sources.

FORM 10-K                                                                Page 4

     - LOW COST SITE SELECTION The Company has developed a real estate strategy for its Closeout Stores emphasizing smaller-sized stores in strip shopping center locations in mid-sized cities and small towns. The Company believes its ability to obtain these sites on attractive terms has been enhanced by the ongoing consolidation in the retailing industry and the migration of many retailers to larger-sized stores. The Company seeks to enter into three to five year leases (with renewal options) that provide for low rents and generally strives to minimize the capital required to open a store. In addition to enhancing the Company's ability to provide value to its customers, this strategy has led to an attractive store level return on investment.

     - EFFICIENT WAREHOUSE/DISTRIBUTION OPERATIONS Since 1990, the Company has focused on increasing the efficiency and reducing the cost of its operations in order to improve profitability and enhance its competitive position. The Company believes it operates the largest retail warehouse/distribution center of its kind in the United States, which covers 3,558,000 square feet. The size of this facility enables the Company to store large quantities of merchandise purchased off-season at low prices for distribution to its stores at a later date. This highly automated facility uses bar code scanning and high-speed sortation systems to process and distribute large quantities of constantly changing merchandise in a timely and cost-efficient manner. The Company will begin implementation of a sophisticated new information system in its closeout business in fiscal 1997 that will enable it to more effectively allocate and manage inventory by SKU. These systems are expected to improve comparable store sales and inventory turns and reduce the need to move merchandise between stores. The Company intends to continue to invest in its infrastructure in order to increase efficiency, reduce cost and support its expanding operations.

     - FOCUS ON COST CONTROL The Company maintains a disciplined approach to cost control in all aspects of its business including store expenses, corporate expenses, store leases, fixtures, leasehold improvements, distribution, transportation and inventory management. In addition to its low cost approach to store leasing and efficient warehousing and distribution methods, the Company has implemented numerous expense savings programs in areas such as store payroll, shrink control, accident prevention and other store-related expense categories.

The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost-containment has made it a low-cost, value retailer well-positioned for future growth.

GROWTH STRATEGY

The Company's growth strategy is to increase net sales and earnings through (i) new store expansion, (ii) comparable store sales increases and (iii) selective acquisitions.

     - NEW STORE EXPANSION The Company has historically increased retail selling space by approximately 10% to 15% per fiscal year.

          CLOSEOUT STORES

          Currently, the Company's Closeout Stores are primarily located in the midwestern, southern, and mid-Atlantic regions of the United States. The closeout business has been able to operate profitably a large number of stores in relatively close proximity in markets with favorable demographics and suitable store sites. For example, the Company operates 108 of the total 614 Closeout Stores in Ohio. Management believes that there are substantial opportunities to increase store counts in existing markets. In addition, the Company believes the southwestern and western areas of the United States have significant longer term growth potential for Closeout Stores because the Company has few stores in these regions. The Company plans to open approximately 85 to 95 new Closeout Stores, net of store closings, in fiscal 1997.

FORM 10-K                                                                Page 5

TOY STORES

     The Company has a large presence in enclosed shopping malls with 911 Toy Stores where the Company is usually the exclusive toy store. The Company expects to increase the number of enclosed shopping mall-based toy stores in the coming years. 273 Toy Stores are located in strip shopping centers and outlet malls. The Company plans to open approximately 100 to 115 new Toy Stores, net of store closings in fiscal 1997. The smaller strip shopping center stores strive to appeal to customers seeking value and the convenience not offered by toy superstores. The Company believes that the opening of toy stores in strip shopping centers has significant potential for growth over the next several years.

- COMPARABLE STORE SALES INCREASES The Company continually seeks to increase comparable store sales and has undertaken several initiatives which it believes should positively affect comparable store sales over the next several years. The Company has achieved positive same store sales in each of the last six fiscal years.

     CLOSEOUT STORES

     The Company is seeking to attract new customers and gradually increase the size of its average transaction by introducing and expanding key merchandise categories such as toys, electronics (including telephones, answering machines and portable stereos), and furniture and gradually modifying its merchandise mix to include a greater percentage of items with higher average retail price points. In addition, the Company has a television advertising program in certain markets. The Company intends to expand and refine its use of television advertising to increase awareness of its stores and to attract new and repeat customers. Furthermore, the Company will implement an improved inventory management system that the Company expects will allow it to improve its process for allocating specific products to individual stores based on the item's sales performance and inventory levels.

     TOY STORES

     The Company expects that this increased purchasing power will enhance its ability to source high-quality closeout toys for all of its stores at competitive prices. In addition, the Company intends to gradually increase the percentage of higher-margin closeout toys in order to increase both gross margins and the value offered to customers.

- SELECTIVE ACQUISITIONS The Company has grown, in part, through selective acquisitions and believes that the current trend in retailing will present opportunities for further strategic acquisitions.

RETAIL OPERATIONS

CLOSEOUT STORES

The Company's Closeout Stores carry a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines. The Closeout Stores also sell factory reconditioned products and lower-priced, private-label merchandise in selected product categories. These core categories of merchandise are carried on a continual basis, although the specific name-brands offered may change frequently. The Company also supplements its broad selection of consumer products in core product categories with seasonal goods and holiday merchandise. Closeout Stores are located predominantly in strip shopping centers located in the midwestern, southern and mid-Atlantic regions of the United States. Individual stores range in size from 5,202 to 70,417 selling square feet and average approximately 20,092 selling square feet. In selecting suitable new store locations, the Company generally seeks retail space between 22,000 square feet and 30,000 square feet in size. The average cost to open a new store in a leased facility

FORM 10-K                                                                Page 6
is approximately $710,000, including inventory. The Company plans to open 85 to 95 new stores, net of store closings, during fiscal 1997, all of which will be leased. Because of their low operating costs, the Closeout Stores are generally profitable within their first full year of operation. Management regularly monitors all stores against established profitability standards and evaluates underperforming stores on an individual basis.

TOY STORES

The Company's Toy Stores are located in enclosed shopping malls, outlet malls, and strip shopping centers. Enclosed mall and strip shopping center Toy Stores carry a combination of in-line toys and close-out merchandise. Toy Stores located in outlet malls carry primarily close-out toys supplemented by selected in-line toys. The Company's 1,184 Toy Stores are located in enclosed shopping malls, outlet malls and strip shopping centers across the United States and Puerto Rico. Enclosed shopping mall-based stores range in size from 1,942 to 10,709 selling square feet and average approximately 3,265 selling square feet. Outlet mall stores range in size from 2,313 to 5,616 selling square feet and average approximately 4,004 selling square feet. Strip shopping center stores range in size from 2,068 to 14,870 selling square feet, and the Company believes the average size of new strip shopping center stores will be approximately 6,000 to 8,000 square feet. During fiscal 1997, the Company estimates it will open 50 to 60 Toy Stores, net of store closings, in strip shopping centers and mills, 10 to 20 Toy Stores, net of store closings, in outlet malls, and the balance of openings in malls, all of which will be leased. In seeking suitable new store locations, the Company generally seeks retail space in both high-traffic strip shopping centers and outlet malls. The approximate average cost, including inventory, to open a new outlet mall store or strip shopping center store is $200,000 to $240,000, and $500,000 to open a mall store. In addition, 194 temporary Toy Stores were operated principally in enclosed shopping malls during the 1996 fall/winter holiday season. These temporary stores, which carried primarily closeout merchandise, were open for approximately six to eight weeks and provide increased sales and profits during the peak holiday selling season by utilizing vacant store space obtained on favorable terms. The average size of the temporary stores was approximately 4,100 square feet.

PURCHASING

An integral part of the Company's business is its ability to select and purchase quality closeout merchandise directly from manufacturers and other vendors at prices substantially below those paid by conventional retailers. As a result of the Acquisition, the Company will more than double its purchases of closeout toys and become the largest purchaser of closeout toys in the United States. The Company expects that this combined purchasing power will enhance its ability to source high quality closeout toys for all of its stores at competitive prices.

The Company has a seasoned buying team with extensive purchasing experience, which has enabled the Company to develop successful long-term relationships with many of the largest and most recognized consumer-product manufacturers in the United States. As a result of these relationships and the Company's experience and reputation in the closeout industry, many manufacturers offer purchase opportunities to the Company prior to attempting to dispose of their merchandise through other channels. The Company regularly purchases manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns. Due to its size, credibility and financial strength, the Company frequently purchases all or substantially all of a given manufacturer's closeout products, thus providing a superior level of service and convenience to its vendors. The Company supplements its traditional name-brand closeout purchases with a limited amount of program buys and private-label merchandise.

The success of the Company's closeout business depends upon its ability to select and purchase quality merchandise at attractive prices in order to maintain a balance of product in certain core merchandising categories along with a changing mix of merchandise. The Company has no continuing contracts for the purchase of closeout merchandise and relies on buying opportunities from both existing and new sources, for which it competes with other closeout merchandisers and wholesalers. In addition, the success of the Company's toy business depends in part

FORM 10-K                                                                Page 7
upon its ability to purchase in-line toys at competitive prices and on competitive terms. The Company believes that its management has long standing relationships with its suppliers and is competitively positioned to continue to seek new sources to maintaining an adequate continuing supply of quality merchandise at attractive prices.

The Company's merchandise is purchased from over 3,000 foreign and domestic suppliers providing the Company with multiple sources for each product category. In fiscal 1996 and 1995, Consolidated Stores' top ten vendors accounted for approximately 23% and 12%, respectively, of total purchases with no one vendor accounting for more than 4.3% and 1.8%, respectively. Additionally, during fiscal 1996 the Company's top ten toy vendors, on a combined basis, would have provided approximately 47% of the Company's toy merchandise.

The Company purchases approximately 20% to 25% of its products directly from overseas suppliers, and a material amount of its domestically purchased merchandise is also manufactured abroad, including products such as seasonal items, toys, tools, housewares, giftware and novelties. As a result, a significant portion of the Company's merchandise supply is subject to certain risks including increased import duties and more restrictive quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from China or the Company's other foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company's results of operations and financial condition.

ADVERTISING and PROMOTION

The Company uses a variety of marketing approaches to promote its stores to the public. These approaches vary by business, by market and by the time of year. The Company promotes grand openings of its stores through a variety of print and radio promotions. In general, the Company utilizes only those marketing methods that it believes provide an immediate and measurable return on investment.

CLOSEOUT STORES

The Company's marketing program for its Closeout Stores is designed to create an awareness of the broad range of quality, name-brand merchandise available at low prices. The Company utilizes a combination of weekly advertising circulars in all markets and television advertising in select markets. The Company currently distributes approximately 22 million four-page circulars 42 weeks out of the year. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created in-house and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 25 to 30 products that vary each week. The Company selects certain markets to run television promotions based upon factors unique to each market, including the number of stores, cost of local media and results of preliminary testing. The Company runs multiple 30-second television spots per week, each of which feature four to six highly recognizable, name-brand products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as humorous in-store signage to emphasize the significant values offered to the customer.

Historically, the Closeout Stores total advertising expense as a percent of total net sales has been approximately 3.0%.

TOY STORES

Kay-Bee Toys stores use a combination of a holiday promotion catalog as well as periodic in-store sales and store signs to promote their products. Advertising costs were 2.0% of total net sales in 1996. Kay-Bee Toys stores re-

FORM 10-K                                                                Page 8
ceive the benefit of large amounts of customer traffic in enclosed shopping malls. Similarly, KB Toy Works and KB Outlet stores have relied primarily on existing customer traffic and in-store signs to promote their products.

WAREHOUSING and DISTRIBUTION

An important aspect of the Company's purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company's primary 3,558,000 square foot owned warehouse/distribution center is located in Columbus, Ohio and utilizes two high-speed tilt tray sortation systems with a combined output of approximately 1,225,000 cartons per week. These systems include a fully automated warehouse management system that incorporates high-speed bar code scanning to efficiently sort and load high merchandise volumes for immediate store delivery. Another important part of the Company's closeout purchasing strategy is its ability to buy large quantities of merchandise off-season at low prices. As a result, the Company must warehouse the merchandise until the appropriate season and therefore maintains higher inventories than most conventional retailers. The Company's primary warehouse/distribution center has approximately 200,000 pallet positions for the warehousing of merchandise.

At February 1, 1997 total warehouse space utilized by the Closeout Stores is approximately 3,294,000 square feet comprised of a shared portion of the primary warehouse/distribution center and two leased facilities; one in Ohio and one in Georgia. Typically, a Closeout Store receives additional inventory once a week (usually within 24 hours of dispatch) via a dedicated trucking fleet and outside transportation companies. Substantially all the closeout merchandise sold by the Closeout Stores is received at the primary warehouse/distribution center and is processed for retail sale, as necessary, and distributed to the retail location or wholesale customer.

For its Toy Stores as of February 1, 1997, the Company has six warehouse/distribution centers, including a shared portion of the primary warehouse/distribution center, located in Alabama, Arizona, Kentucky, Massachusetts, Ohio, and Pennsylvania, totaling approximately 2,101,000 square feet. These warehouse/distribution centers use automated warehouse management systems that include bar code scanning and radio frequency technology to allow for high accuracy and efficient product processing from vendors to retail stores. The combined shipping capacity of these warehouse/distribution centers is approximately 180,000 cartons per week.

In addition to these locations, the Company leases additional temporary space at locations near the warehouse/distribution centers to store its expanded inventory.

In January 1997, the Company announced it had entered into a purchase agreement to acquire a 665,000 square foot distribution and warehouse facility located in Alabama. The transaction is expected to be completed in the summer of 1997 with operations of the facility commencing early in 1998. In February 1997, the Company acquired a 360,000 square foot distribution facility located in New Jersey.

FORM 10-K                                                               Page 9

Statistics, exclusive of commitments for future warehouse/distribution centers, by type and locations is as follows:

                           Number              Square Footage
                    ----------------------  ----------------------
      State             Owned      Leased       Owned      Leased
------------------------------------------------------------------
                                               (In thousands)

Alabama                    --           1          --         279
Arizona                     1          --         300          --
Georgia                    --           1          --         250
Kentucky                   --           1          --         300
Massachusetts               1          --         254          --
Ohio                        1           4       3,558       1,314
Pennsylvania               --           1          --         147
-----------------------------------------------------------------
                            3           8       4,112       2,290
=================================================================

INFORMATION SYSTEMS

Over the last five fiscal years the Company has continued to enhance its information systems to support growth and the operations of its business. The Company's current systems incorporate fully integrated distribution, allocation, purchase order management, open-to-buy, point of sale and finance functions and represent a combination of externally purchased software packages as well as internally developed software. Current systems enable the Company to take advantage of operating efficiencies resulting from bar-code scanning and automated allocation.

The Company will continue to roll out its next generation of inventory management systems for its Closeout Stores. Upon completion, the new system will provide a number of features that the Company believes will improve inventory turns, decrease markdowns and lower operating expenses. These features include the ability to manage inventories on a micro-SKU basis as compared to its previous macro-SKU based system. Additionally, the new system will incorporate current inventory ownership by SKU by store when allocating merchandise, whereas the existing system allocates inventory based on sales potential without the benefit of store-owned inventory data. The Company has planned a multi-phased roll out for this system, allowing for thorough testing and review prior to start up.

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

ASSOCIATES

At February 1, 1997, the Company had approximately 38,000 active associates comprised of 12,600 full-time and 25,400 part-time associates. Temporary associates hired during the fall/winter holiday selling season increased the number of associates to a peak of approximately 56,500. Approximately two-thirds of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

FORM 10-K                                                              Page 10

COMPETITIVE CONDITIONS

The retail industry is highly competitive. The Company's Closeout Stores compete with discount stores (such as Wal-Mart(R), KMart(R) and Target(R)), deep discount drugstore chains and other value-oriented specialty retailers. The Company's Toy Stores compete directly with local and regional enclosed shopping mall-based toy retailers, destination toy stores (such as Toys "R" Us(R)) and discount retailers with toy departments and indirectly with enclosed shopping mall-based retailers such as concept stores and theme-based stores that feature toys or toy-related merchandise. Certain of the Company's competitors have greater financial, distribution, marketing and other resources than the Company.

ITEM 2 PROPERTIES

RETAIL OPERATIONS

All stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance and maintenance. Toy Store leases generally include mall advertising charges. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease for the Company's closeout stores is for an initial term of three to five years with multiple, three to five year renewal options, while the typical lease for the Toy Stores is for an initial term of 10 years with various renewal options. The following tables set forth store lease expiration and state location information for existing store leases at February 1, 1997.

                                                         Number of Leases Expiring Without
                      Number of Leases Expiring                  Renewal Options
                 ------------------------------------  ------------------------------------
  Fiscal Year       Closeout         Toy       Total     Closeout          Toy       Total
-------------------------------------------------------------------------------------------
      1997                96         181         277           29           90         119
      1998                83         168         251           15          152         167
      1999               127         179         306           28          147         175
      2000               132         135         267           23          114         137
      2001               115         140         255           19          111         130
    2002 and beyond       61         381         442           12          276         288
-------------------------------------------------------------------------------------------
                         614       1,184       1,798          126          890       1,016
===========================================================================================


FORM 10-K                                                                Page 11


                                                     Number of Stores Open
                  ========================================================================================
                     Closeout        Toy      Total                       Closeout         Toy      Total

                  ----------------------------------                    ----------------------------------

Alabama                    22         17         39  Nebraska                    1           8          9
Alaska                     --          4          4  Nevada                     --           6          6
Arizona                    --         18         18  New Hampshire              --           8          8
Arkansas                   --          8          8  New Jersey                 --          37         37
California                 --        112        112  New Mexico                 --           8          8
Colorado                   --         17         17  New York                   15          84         99
Connecticut                --         31         31  North Carolina             30          32         62
Delaware                   --          5          5  North Dakota               --           4          4
Florida                    59         62        121  Ohio                      108          52        160
Georgia                    37         29         66  Oklahoma                    8          12         20
Hawaii                     --          8          8  Oregon                     --           9          9
Idaho                      --          6          6  Pennsylvania               22          65         87
Illinois                   20         42         62  Puerto Rico                --          15         15
Indiana                    38         32         70  Rhode Island               --           4          4
Iowa                        1         11         12  South Carolina             21          17         38
Kansas                      7          7         14  South Dakota               --           2          2
Kentucky                   33         15         48  Tennessee                  37          27         64
Louisiana                  11         17         28  Texas                      21          73         94
Maine                      --          7          7  Utah                       --           8          8
Maryland                    3         36         39  Vermont                    --           3          3
Massachusetts              --         39         39  Virginia                   26          41         67
Michigan                   35         41         76  Washington                 --          25         25
Minnesota                  --         12         12  West Virginia              22          10         32
Mississippi                11          7         18  Wisconsin                  10          22         32
Missouri                   16         23         39  Wyoming                    --           3          3
Montana                    --          3          3

                             Closeout          Toy       Total
                           ------------------------------------
Total Stores                      614        1,184       1,798
Number of states and
  Puerto Rico                      25           51

WAREHOUSE and DISTRIBUTION

See Warehousing and Distribution in Item I above.

CORPORATE

Approximately 150,000 square feet located on site of the Company's primary warehouse/distribution facility in Columbus, Ohio is utilized for corporate offices and business offices of the Closeout Stores and wholesale operations. Toy Store executive offices occupy 140,000 square feet of leased space in Pittsfield, Massachusetts.

FORM 10-K                                                               Page 12

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

EXECUTIVE OFFICERS OF THE COMPANY

           Name                  Age                          Offices Held                      Officer Since
---------------------------- ------------ ----------------------------------------------------- ---------------

 William G. Kelley               51       Chairman of the Board and Chief Executive  Officer         1990
 Michael L. Glazer               49       President                                                  1995
 Albert J. Bell                  37       Sr. Vice President, Legal, Real Estate, Secretary
                                             and General Counsel                                     1988
 Charles Freidenberg             51       Sr. Vice President - Merchandising                         1995
 C. Matthew Hunnell              34       Sr. Vice President - Merchandising                         1995
 Michael J. Potter               35       Sr. Vice President and Chief Financial Officer             1991
 James A. McGrady                46       Vice President and Treasurer                               1991
 Mark D. Shapiro                 37       Vice President and Controller                              1994

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

FORM 10-K                                                               Page 13

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "CNS." The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated. Prices have been restated to reflect a 5 for 4 common stock split effected by a distribution of shares on December 24, 1996, to stockholders of record on December 10, 1996.

                                  1996                              1995
                         High              Low             High              Low
                     --------------   --------------   --------------   --------------

First Quarter            $29 45/64        $16 19/32        $16 45/64        $13
Second Quarter            32 13/32         24               18 13/32         12 19/32
Third Quarter             35 13/32         26 19/64         20  3/32         16 29/32
Fourth Quarter            34 13/64         28 45/64         20   1/2         15   1/2

As of April 3, 1997, there were 1,233 holders of record of the Company's common stock.

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

FORM 10-K                                                               Page 14

SELECTED FINANCIAL DATA

                                                                          Fiscal Year Ended
                                           ================================================================================
                                            February 1,  February 3,  January 28,  January 29,  January 30,  February 1,
                                               1997         1996*        1995         1994         1993          1992
===========================================================================================================================
                                                            ($ In thousands except earnings per share)

Net sales:
  Closeout Stores                             $1,431,873   $1,286,675   $1,112,087     $941,471     $837,805      $744,896
  Toy Stores                                   1,178,224       76,689       45,937           --           --            --
---------------------------------------------------------------------------------------------------------------------------
Total Retail                                   2,610,097    1,363,364    1,158,024      941,471      837,805       744,896
Other                                             37,419       42,652       27,030       21,537       18,489        18,916
---------------------------------------------------------------------------------------------------------------------------
                                               2,647,516    1,406,016    1,185,054      963,008      856,294       763,812
---------------------------------------------------------------------------------------------------------------------------
Cost of sales:
  Closeout Stores                                826,478      738,675      638,533      531,605      479,536       441,351
  Toy Stores                                     687,413       40,598       22,467           --           --            --
---------------------------------------------------------------------------------------------------------------------------
Total Retail                                   1,513,891      779,273      661,000      531,605      479,536       441,351
Other                                             28,610       32,281       20,163       16,358       13,895        14,047
---------------------------------------------------------------------------------------------------------------------------
                                               1,542,501      811,554      681,163      547,963      493,431       455,398
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                   1,105,015      594,462      503,891      415,045      362,863       308,414
Selling and administrative expenses              908,468      475,798      402,411      337,363      300,569       270,921
---------------------------------------------------------------------------------------------------------------------------
Operating profit                                 196,547      118,664      101,480       77,682       62,294        37,493
Other (expense) - net                            (16,689)      (7,313)      (5,114)      (3,106)      (3,398)       (5,660)
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and extraordinary charge          179,858      111,351       96,366       74,576       58,896        31,833
Income taxes                                      66,547       41,218       38,546       29,833       22,630        12,096
Income from continuing operations before
  extraordinary charge                           113,311       70,133       57,820       44,743       36,266        19,737
(Loss) income from discontinued operations       (27,538)      (5,727)      (2,600)      (1,716)         844           361
Extraordinary charge                              (1,856)          --           --           --           --            --
---------------------------------------------------------------------------------------------------------------------------
Net income                                    $   83,917   $   64,406   $   55,220     $ 43,027     $ 37,110      $ 20,098
===========================================================================================================================
Income (loss) per common and
    common equivalent share of stock:
    Continuing operations                     $     1.69   $     1.15   $     0.96         0.75     $   0.61      $   0.34
    Discontinued operations                        (0.41)       (0.09)       (0.04)       (0.03)        0.01          0.01
    Extraordinary charge                           (0.03)          --           --           --           --           --
---------------------------------------------------------------------------------------------------------------------------
                                              $     1.25   $     1.06   $     0.92     $   0.72     $   0.62      $   0.35
===========================================================================================================================
Weighted average common and common
  equivalent shares outstanding (In
  thousands)                                      67,233       61,129       60,096       59,970       59,595        57,246
===========================================================================================================================

* Fiscal 1995 is comprised of 53 weeks.

FORM 10-K                                                               Page 15


                                                                          Fiscal Year Ended
                                               ============================================================================
                                               February 1,  February 3,  January 28,  January 29,  January 30,  February 1,
                                                  1997         1996*        1995         1994         1993          1992
===========================================================================================================================
                                                             ($ In thousands except earnings per share)
BALANCE SHEET DATA:
  Working capital                            $   469,290  $   253,858  $   210,601     $174,529     $142,305      $120,275
  Total assets                               $ 1,330,503  $   639,815  $   551,620     $468,220     $390,942      $329,321
  Long-term obligations                      $   151,292  $    25,000  $    40,000     $ 50,000     $ 50,000      $ 50,000
  Stockholders' equity                       $   682,085  $   389,564  $   315,234     $258,535     $209,459      $170,520

STORE OPERATING DATA:
Year end gross square footage (000's):
  Closeout Stores                                 17,072       15,072       13,607       11,981       10,545         9,878
  Toy Stores                                       5,267          552          401           --           --            --

New stores opened:
  Closeout Stores                                     85           67           79           71           47            37
  Toy Stores                                    (1)1,095           30           82           --           --            --
---------------------------------------------------------------------------------------------------------------------------
                                                   1,180           97          161           71           47            37
Stores closed:
  Closeout Stores                                     12           14           23           20           24            16
  Toy Stores                                          22            1           --           --           --            --
---------------------------------------------------------------------------------------------------------------------------
                                                      34           15           23           20           24            16
Stores open at end of year:
  Closeout Stores                                    614          541          488          432          381           358
  Toy Stores                                       1,184          111           82           --           --            --
---------------------------------------------------------------------------------------------------------------------------
                                                   1,798          652          570          432          381           358
===========================================================================================================================

(1) Includes 1,042 Kay-Bee toy acquired May 5, 1996.

FORM 10-K                                                               Page 16

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this discussion and the financial statements that follow, the words, "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, as well as, the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

OVERVIEW

The Company is the nation's largest closeout retailer with 1,798 stores located in all 50 states and Puerto Rico. The Company operates 614 retail closeout stores under the names Odd Lots and Big Lots (Closeout Stores) in the midwestern, southern and mid-Atlantic regions of the United States, and 1,184 retail toy and closeout toy stores throughout the United States and Puerto Rico, primarily under the names Kay-Bee Toys, KB Toy Works, and KB Toy Outlet (Toy Stores). The Company believes that Kay-Bee is the largest enclosed shopping mall-based toy retailer in the United States. 1,042 of the Toy Stores were acquired as of May 5, 1996 in the acquisition of Kay-Bee Center, Inc. from Melville Corporation. As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Closures of the 165 stores open at February 1, 1997, are anticipated to be completed throughout fiscal 1997. Accordingly, the operating results for this business are reported as a discontinued operation at February 1, 1997, and prior years operating results have been restated to reflect continuing operations.

The following table compares components of the statements of earnings of Consolidated Stores as a percent to net sales.

FORM 10-K                                                               Page 17



                                                                Fiscal Year
                                                   -----------------------------------
                                                        1996        1995         1994
======================================================================================

Net sales:
  Closeout Stores                                        54.1%       91.5%       93.8%
  Toy Stores                                             44.5         5.5         3.9
--------------------------------------------------------------------------------------
    Total Retail                                         98.6        97.0        97.7
  Other                                                   1.4         3.0         2.3
--------------------------------------------------------------------------------------
Total net sales                                         100.0       100.0       100.0
--------------------------------------------------------------------------------------
Gross Profit:
  Closeout Stores                                        42.3        42.6        42.6
  Toy Stores                                             41.7        47.1        51.1
--------------------------------------------------------------------------------------
    Total Retail                                         42.0        42.8        42.9
  Other                                                  23.5        24.3        25.4
--------------------------------------------------------------------------------------
Total Gross Profit                                       41.7        42.3        42.5
Selling and administrative expenses                      34.3        33.8        34.0
--------------------------------------------------------------------------------------
Operating profit                                          7.4         8.5         8.5
--------------------------------------------------------------------------------------
Interest expense                                          0.6         0.4         0.5
Other expense (income)                                     --         0.1        (0.1)
--------------------------------------------------------------------------------------
Income from continuing operations before income
  taxes and extraordinary charge                          6.8         8.0         8.1
Income taxes                                              2.5         2.9         3.2
--------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary charge                                    4.3         5.1         4.9
    Loss from discontinued operations                    (1.0)       (0.4)       (0.2)
    Extraordinary charge                                 (0.1)         --          --
--------------------------------------------------------------------------------------
Net income                                                3.2%        4.7%        4.7%
======================================================================================

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. In addition, the Company's quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. The following table illustrates the seasonality in the net sales and operating income.

                                                                     Quarter
                                                   -------------------------------------------
                                                     First      Second      Third      Fourth
==============================================================================================

FISCAL 1996(1)
Percent net sales of full year                          12.1%       20.1%      22.6%      45.2%
Operating income (loss) percentage of full year          5.3        (0.2)       3.4       91.5
(1) Reflects acquisition of KAY-Bee Toys at the
    beginning of the second quarter.

FISCAL 1995
Percent net sales of full year                          19.3%       21.5%      23.7%      35.5%
Operating income percentage of full year                 6.7        15.2       18.1       60.0


FORM 10-K                                                               Page 18

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES Net sales increased to $2,647.5 million in fiscal 1996 from $1,406.0 million in fiscal 1995, an increase of $1,241.5 million, or 88.3%. This increase was attributable to Kay-Bee Toy net sales of $1,037.2 million, sales from 138 new stores and comparable store sales increases of 7.7%, offset in part by the closing of 34 stores. In addition, fiscal 1995 was a 53-week fiscal year, compared to fiscal 1996 which had 52 weeks.

Closeout Stores net sales increased $145.2 million, or 11.3%, to $1,431.9 million in fiscal 1996 from $1,286.7 million in fiscal 1995. Net sales of Toy Stores increased $1,101.5 million, principally as a result of the acquisition of the toy stores discussed above.

GROSS PROFIT Gross profit increased to $1,105.0 million in fiscal 1996 from $594.5 million in fiscal 1995, an increase of $510.5 million, or 85.9%. As a percentage of net sales, gross profit decreased to 41.7% in fiscal 1996 from 42.3% in fiscal 1995. Closeout Stores gross profit was 42.3% in 1996 compared to 42.6% in 1995. Toy Stores gross profit was 41.7% in 1996 compared to 47.1% in 1995. The decline in Toy Stores gross profit is principally attributable to the higher percentage of lower margin in-line toys in the Kay-Bee merchandise mix compared to the primarily closeout selection offered by the Toy Stores in prior years. The Company anticipates gradually increasing the mix of closeout toys offered in its Kay-Bee Toy stores throughout fiscal 1997.

SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased to $908.5 million in fiscal 1996 from $475.8 million in fiscal 1995, an increase of $432.7 million, or 90.9%. This increase is attributable to the acquisition of the Kay-Bee Toy Stores. As a percentage of net sales, selling and administrative expenses increased slightly to 34.3% in fiscal 1996 from 33.8% in fiscal 1995. Historically the Kay-Bee Toy stores cost structure has resulted in a higher percentage ratio of selling and administrative expenses to net sales.

INTEREST EXPENSE Interest expense increased to $16.8 million in fiscal 1996 from $5.6 million in fiscal 1995. The increase was attributable to higher weighted average debt levels principally to support requirements associated with the operations of the increased number of Toy Stores, increased effective interest rates on seasonal borrowings throughout the fiscal year, and debt associated with the issuance of $100 million of subordinated debentures related to the acquisition of Kay-Bee Center, Inc. The increase in the effective interest rate was offset to some extent by the early extinguishment of $35 million of senior debt.

INCOME TAXES The effective tax rate of the Company was 37.0% in fiscal 1996 and 1995. The Company surrendered its corporate-owned life insurance program in 1996 and will not realize future tax benefits therefrom in the future.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES Net sales increased to $1,406.0 million in fiscal 1995 from $1,185.1 million in fiscal 1994, an increase of $220.9 million, or 18.6%. This increase was attributable to net sales of $109.1 million from 97 new stores and comparable store sales increases of 5.3%, offset in part by the closing of 15 stores. The increase in comparable store sales was attributable to improved product offerings and merchandise mix as well as a continued refinement and expansion of the Company's television advertising program, which was introduced in the fall of 1994. Comparable store sales were negatively impacted during the fall/winter holiday selling season by abnormally inclement weather in many of the Company's markets. In addition, fiscal 1995 was a 53-week fiscal year, compared to fiscal 1994 which had 52 weeks.

Net sales of The Closeout Stores increased $174.6 million, or 15.7%, to $1,286.7 million in fiscal 1995 from $1,112.1 million in fiscal 1994. Toy Stores net sales increased $30.8 million, or 67.1%, to $76.7 million in fiscal

FORM 10-K                                                                Page 19

1995 from $45.9 million in fiscal 1994. This increase was largely attributable to a full year of operations of the Toy Stores acquired in May 1994, as well as net sales of $11.3 million from 30 new Toy Stores.

GROSS PROFIT Gross profit increased to $594.5 million in fiscal 1995 from $503.9 million in fiscal 1994, an increase of $90.6 million, or 18.0%. As a percentage of net sales, gross profit decreased to 42.3% in fiscal 1995 from 42.5% in fiscal 1994. The decrease in gross margin was attributable to decreases in gross margin of the Toy Stores. Gross margin at the Toy Stores was high in fiscal 1994 due to the advantageous terms under which the Company purchased the inventory in May 1994. Gross margin for the Closeout Stores remained constant in fiscal 1995 compared to fiscal 1994.

SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased to $475.8 million in fiscal 1995 from $402.4 million in fiscal 1994, an increase of $73.4 million, or 18.2%. As a percentage of net sales, selling and administrative expenses decreased slightly to 33.8% in fiscal 1995 from 34.0% in fiscal 1994 as a result of the continued leveraging of fixed expenses over a larger store base and comparable store sales increases.

INTEREST EXPENSE The slight decrease was attributable to higher weighted average debt levels, resulting in part from increased seasonal borrowings to support higher average inventory levels, and increased effective interest rates on seasonal borrowings throughout the fiscal year, offset by scheduled principal payments of $15.0 million on the senior debt.

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

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and borrowings under available credit facilities. Total debt as a percent of total capitalization (total debt and stockholders equity) was 20.8% at February 1, 1997, compared with 8.2% and 13.7% at each of the respective prior fiscal year ends. Working capital increased from $210.6 million at the end of fiscal 1994 to $469.3 million at the end of fiscal 1996. Capital expenditures for the last three fiscal years were $93.6 million, $48.1 million and $41.6 million, respectively, and were used primarily to fund new store openings and distribution center expansions.

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

Additionally, from time-to-time the Company utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At February 1, 1997, approximately $382 million was available for direct borrowings under the Revolver and $70 million of uncommitted credit facilities were available, subject to the terms of the revolving credit facility.

FORM 10-K                                                               Page 20

In connection with the acquisition of Kay-Bee Center, Inc. the Company issued $100 million of Subordinated Notes. The Subordinated Notes mature in the year 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest.

In the second quarter of 1996 the Company completed an offering of 6,406,250 shares of common stock, including a underwriters' over-allotment of 156,250 shares. Net proceeds to the Company of approximately $190.6 million were utilized to repay a portion of the borrowings incurred to finance the acquisition of Kay-Bee Center, Inc.

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

FORM 10-K                                                               Page 21

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of February 1, 1997, and February 3, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at February 1, 1997, and February 3, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dayton, Ohio
February 24, 1997

FORM 10-K                                                               Page 22



CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                        Fiscal Year
                                                            1996           1995           1994
====================================================================================================
Net sales                                                  $2,647,516     $1,406,016     $1,185,054
----------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                            1,542,501        811,554        681,163
   Selling and administrative expenses                        908,468        475,798        402,411
   Interest expense                                            16,759          5,607          5,646
   Other expense (income) - net                                   (70)         1,706           (532)
----------------------------------------------------------------------------------------------------
                                                            2,467,658      1,294,665      1,088,688
----------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes
  and extraordinary charge                                    179,858        111,351         96,366
   Income taxes                                                66,547         41,218         38,546
----------------------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary charge                                        113,311         70,133         57,820
   Loss from discontinued operations                          (27,538)        (5,727)        (2,600)
   Extraordinary charge                                        (1,856)            --             --
----------------------------------------------------------------------------------------------------
Net income                                                 $   83,917     $   64,406     $   55,220
====================================================================================================

Income (loss) per common and common
   equivalent share of stock:
   Continuing operations                                   $     1.69      $    1.15     $     0.96
   Discontinued operations                                      (0.41)         (0.09)         (0.04)
   Extraordinary charge                                         (0.03)            --             --
----------------------------------------------------------------------------------------------------
                                                           $     1.25       $   1.06     $     0.92
====================================================================================================


The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                               Page 23



CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                               February 1,      February 3,
                                                                  1997             1996
=============================================================================================
                            ASSETS

Current Assets:
   Cash and cash equivalents                                     $   30,044         $ 12,999
   Accounts receivable                                                9,342            8,957
   Inventories                                                      792,665          388,346
   Prepaid expenses                                                  35,820           18,265
   Deferred income taxes                                             58,647           23,449
---------------------------------------------------------------------------------------------
       Total current assets                                         926,518          452,016
---------------------------------------------------------------------------------------------

Property and equipment - net                                        380,095          177,323
Other assets                                                         23,890           10,476
---------------------------------------------------------------------------------------------
                                                                 $1,330,503         $639,815
=============================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $  295,701         $129,223
   Accrued liabilities                                               68,590           41,519
   Income taxes                                                      65,045           17,416
   Current maturities of long-term obligations                       27,892           10,000
---------------------------------------------------------------------------------------------
       Total current liabilities                                    457,228          198,158
---------------------------------------------------------------------------------------------

Long-term obligations                                               151,292           25,000
Deferred income taxes                                                36,996           19,879
Other noncurrent liabilities                                          2,902            7,214
Commitments and contingencies                                            --               --

Stockholders' equity:
   Preferred stock - authorized 2,000,000 shares, $.01 par               --               --
     value: none issued
   Common stock - authorized 90,000,000 shares, $.01 par                670              478
     value; issued 66,958,488 shares and 59,719,948 shares,
     respectively
   Nonvoting common stock - authorized 8,000,000 shares, $.01            --               --
     par value; none issued
   Additional paid-in capital                                       312,879          104,511
   Retained earnings                                                369,022          285,105
   Other adjustments                                                   (486)            (530)
---------------------------------------------------------------------------------------------
       Total stockholders' equity                                   682,085          389,564
---------------------------------------------------------------------------------------------
                                                                 $1,330,503         $639,815
=============================================================================================

The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                             Page 24

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                            Fiscal Year
                                                 1996          1995           1994
========================================================================================

Common stock:
   Balance at beginning of year                   $    478      $    469       $    465
   Issuance of common stock                             51            --             --
   5 for 4 stock split                                 134            --             --
   Contribution to savings plan                          1             1              1
   Exercise of stock options and issue of
        restricted stock                                 6             8              3
----------------------------------------------------------------------------------------
       Balance at end of year                     $    670      $    478       $    469
========================================================================================

Additional paid-in capital:
   Balance at beginning of year                   $104,511      $ 93,872       $ 89,817
   Issuance of common stock                        190,588            --             --
   5 for 4 stock split                                (134)           --             --
   Exercise of stock options and issue of
      restricted stock                              15,733         9,243          2,655
   Contribution to savings plan                      2,181         1,396          1,400
----------------------------------------------------------------------------------------
       Balance at end of year                     $312,879      $104,511       $ 93,872
========================================================================================

Retained earnings:
   Balance at beginning of year                   $285,105      $220,699       $165,479
   Net income for the year                          83,917        64,406         55,220
----------------------------------------------------------------------------------------
       Balance at end of year                     $369,022      $285,105       $220,699
========================================================================================

Other adjustments:
   Balance at beginning of year                   $   (530)     $    194       $  2,774
   Change in unrealized investment gain             (1,436)          296         (3,048)
   Minimum pension liability adjustment              1,480        (1,020)           468
----------------------------------------------------------------------------------------
       Balance at end of year                     $   (486)         (530)      $    194
========================================================================================

The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                               Page 25

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              Fiscal Year
                                                                  1996           1995           1994
==========================================================================================================

Operating Activities
Net income                                                        $  83,917      $  64,406      $  55,220
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Discontinued operations                                         18,900             --             --
     Depreciation and amortization                                   48,375         30,021         26,477
     Deferred income taxes                                          (18,081)        (1,018)           256
     Other                                                           12,735          2,373          3,398
     Change in assets and liabilities                               (76,365)       (66,427)       (25,693)
----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                     69,481         29,355         59,658
----------------------------------------------------------------------------------------------------------

Investing Activities
     Payment for acquired business                                 (185,300)            --             --
     Capital expenditures                                           (93,614)       (48,091)       (41,558)
     Investment in corporate owned life insurance                        --         (6,870)        (4,781)
     Other                                                            8,983          6,476         (1,973)
----------------------------------------------------------------------------------------------------------
       Net cash used in investment activities                      (269,931)       (48,485)       (48,312)
----------------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of common stock                         190,639             --             --
     Proceeds from credit agreements, net                            67,600             --             --
     Payments of senior notes and long-term obligations             (35,237)       (15,000)            --
     Debt issue payments                                            (10,393)            --             --
     Extinguishment of debt                                          (2,946)            --             --
     Proceeds from exercise of stock options                          4,116          5,028          1,030
     Increase in deferred credits                                     3,716          1,745          3,107
----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities          217,495         (8,227)         4,137
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  $  17,045      $ (27,357)     $  15,483
==========================================================================================================


The accompanying notes are an integral part of these financial statements.


FORM 10-K                                                               Page 26

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

The Company is the nation's largest closeout retailer with stores located in all 50 states and Puerto Rico. As a value retailer specializing in close-out merchandise and toys the Company operates 614 retail closeout specialty stores offering name-brand merchandise at substantial discounts to traditional retail prices under the names ODD LOTS and BIG LOTS in the midwestern, southern, southwestern, and mid-Atlantic regions of the United States. Additionally, 1,184 retail toy and close-out toy stores were in operation throughout the United States and Puerto Rico under the names KAY-BEE TOYS, KB TOY WORKS, and KB TOY OUTLET. The Company believes that KAY-BEE is the largest enclosed mall-based toy retailer in the United States.

Fiscal Year
-----------

The Company follows the concept of a 52/53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal year 1995 ending February 3, 1996, is comprised of 53 weeks.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of significant contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost which approximates market value.

Inventories
-----------

Retail inventories are stated at the lower of cost or market primarily on the retail method. Other inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization
-----------------------------

Depreciation and amortization are provided on the straight line method for financial reporting purposes. Service lives are principally forty years for buildings and from four to ten years for other property and equipment.

Investments
-----------

Noncurrent investments in equity securities are classified as Other assets in the consolidated balance sheets and are stated at fair value. Unrealized gains on equity securities classified as available-for-sale are recorded as a separate component of stockholders' equity net of applicable income taxes. The Company's investment in corporate owned life insurance is recorded net of policy loans as Other assets.

FORM 10-K                                                               Page 27

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Deferred Credits
----------------

Deferred credits associated with purchase commitments are classified as other noncurrent liabilities and are recognized when earned as a reduction of the related inventory purchase cost.

Pre-opening Costs
-----------------

Non-capital expenditures associated with opening new stores are charged to expense over the first twelve months of store operations.

ACQUISITION

Effective May 5, 1996, the Company acquired Kay-Bee Center, Inc. (KAY-BEE) from Melville Corporation for a initial purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million in cash and $100 million of subordinated notes, issued to Melville Corporation. Post-closing adjustments recorded in the third quarter 1996, reduced the cash component of the purchase price by $29.7 million to $185.3 million. This acquisition was accounted for as a purchase with the results of KAY-BEE included from the acquisition date. At May 5, 1996, KAY-BEE operated 1,042 toy stores located in all 50 states and Puerto Rico primarily under the names Kay-Bee Toys and Toy Works.

The following summary, prepared on a pro forma basis, combines the results of operations as if KAY-BEE had been acquired at the beginning of the fiscal years presented. Included in the pro forma presentation is the impact of certain purchase adjustments directly attributable to the acquisition which are expected to have a continuing impact.

(In thousands, except per share data)              1996           1995
============================================================================
                                                        Unaudited

Net sales                                         $2,823,907     $2,491,438
----------------------------------------------------------------------------
Income from continuing operations before          $   96,392     $   32,539
  extraordinary charge
----------------------------------------------------------------------------
Net income                                        $   66,998     $   26,810
=============================================================================
Income per common and common
   equivalent share of stock:
   Continuing operations                          $     1.39     $     0.48
-----------------------------------------------------------------------------
   Net income                                     $     0.97     $     0.40
=============================================================================

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the KAY-BEE acquisition been consummated as of the beginning of the fiscal years presented. Additionally, the pro forma financial information is not intended to be a prediction of future results and it does not reflect any synergies that may be achieved from the combined operations.

FORM 10-K                                                               Page 28

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DISCONTINUED OPERATIONS

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Closures of the 165 stores open at February 1, 1997, are anticipated to be completed throughout fiscal 1997. Accordingly, the operating results for this business are reported as a discontinued operation at February 1, 1997, and prior years operating results have been restated to reflect continuing operations. Summary operating results and financial information of this discontinued operation are as follows:

                                                        Fiscal Year
(In thousands)                                 1996         1995         1994
================================================================================
Net sales                                   $  84,253    $ 106,283    $  93,590
--------------------------------------------------------------------------------
Gross  profit                               $  38,134    $  49,698    $  46,259
--------------------------------------------------------------------------------
Loss before income taxes                    $ (13,710)   $  (9,091)   $  (4,333)
Income tax benefit                              5,072        3,364        1,733
--------------------------------------------------------------------------------
                                               (8,638)      (5,727)      (2,600)
Loss on store closures, net of tax            (18,900)          --           --
--------------------------------------------------------------------------------
                                            $ (27,538)   $  (5,727)   $  (2,600)
================================================================================

INVENTORIES

Inventories are comprised of the following:

       (In thousands)                       1996                   1995
       =================================================================
       Retail                             $770,858              $368,569
       Other                                21,807                19,777
       -----------------------------------------------------------------
                                          $792,665              $388,346
       =================================================================

INCOME TAXES

The provision for income taxes on continuing operations is comprised of the following:

                                                   Fiscal Year
  (In thousands)                       1996           1995           1994
  ==========================================================================
  Federal - Currently payable        $ 64,316       $ 35,441       $ 33,012
  Deferred                             (7,018)          (754)        (1,685)
  State and Local                       8,126          6,531          7,219
  Foreign                               1,123             --             --
  --------------------------------------------------------------------------
                                     $ 66,547       $ 41,218       $ 38,546
  ==========================================================================


FORM 10-K                                                               Page 29

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


INCOME TAXES - continued

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                            Fiscal Year
(In thousands)                                       1996       1995       1994
================================================================================
Statutory Federal income tax rate                    35.0%      35.0%      35.0%
Effect of:
   State and local income taxes                       2.9        3.8        4.9
   Work Opportunity and Targeted jobs tax credit     (0.1)      (0.2)      (1.1)
   Corporate owned life insurance investments        (1.0)      (2.2)      (0.5)
   Other                                              0.2        0.6        1.7
--------------------------------------------------------------------------------
       Effective tax rate                            37.0%      37.0%      40.0%
================================================================================

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are presented in the following table.


(In thousands)                                         1996           1995
===========================================================================
Deferred tax assets:
   Uniform inventory capitalization                  $16,230        $ 8,186
   Discontinued operations                            11,458            802
   Inventory valuation allowance                       9,061          2,309
   Deferred credits                                    1,596          1,293
   Other (each less than 5% of total assets)          20,302         10,859
---------------------------------------------------------------------------
       Total deferred tax assets                      58,647         23,449
---------------------------------------------------------------------------

Deferred tax liabilities:
   Depreciation                                       19,731         15,144
   Unrealized gain                                        --            880
   Other                                              17,265          3,855
---------------------------------------------------------------------------
       Total deferred tax liabilities                 36,996         19,879
---------------------------------------------------------------------------
Net deferred tax assets                              $21,651        $ 3,570
===========================================================================

Net income taxes paid were $19,053,000, $35,158,000, and $29,613,000 in 1996,
1995, and 1994, respectively.






FORM 10-K                                                              Page 30

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following on the dates indicated:

     (In thousands)                               1996           1995
     ==================================================================

     Credit Agreements                          $ 67,600        $    --
     7% Subordinated Notes                       100,000             --
     10.5% Senior Notes                               --         35,000
     9.25% Mortgage Note                           7,880             --
     Capital leases                                3,704             --
     ------------------------------------------------------------------
                                                 179,184         35,000

     Less current portion                         27,892         10,000
     ------------------------------------------------------------------
                                                $151,292        $25,000
     ==================================================================

Annual maturities of long-term debt for the next five fiscal years are: 1997, $27,892,000; 1998, $321,000; 1999, $352,000; 2000, $40,387,000 and 2001,
$100,425,000.

Interest paid, including capitalized interest of $229,000, $147,000 and $788,000 in each of the respective previous three fiscal years, was $16,857,000 in 1996, $10,705,000 for 1995, and $8,110,000 in 1994.

CREDIT AGREEMENTS

Concurrent with the acquisition of KAY-BEE the Company terminated its then existing revolving credit agreement and entered into a Revolving Credit Facility dated May 3, 1996, as amended June 28, 1996, with a syndicate of financial institutions to provide unsecured senior bank financing in an aggregate principal amount of up to $600 million. The Revolving Credit Facility consists of a revolving loan facility (the "Revolver") with the amount available thereunder equal to $450 million and a letter of credit facility with up to $200 million available for the issuance of documentary and standby letters of credit. The facility has a maturity date of May 3, 1999, and requires the maintenance of certain standard financial ratios and prohibits the payment of cash dividends. At February 1, 1997, approximately $382,000,000 was available for direct borrowings under the Revolving Credit Facility. The Company was contingently liable for outstanding letters of credit and related debt instruments totaling $88,000,000 at February 1, 1997. Direct borrowings under the Revolver at February 1, 1997, were at a rate of 6.0% to 6.4% and there were no direct borrowings outstanding pursuant to any credit agreements at February 3, 1996.

Additionally, $70,000,000 of uncommitted short-term credit facilities are available, subject to provisions of the revolving credit agreement, at February 1, 1997. No borrowings were outstanding under uncommitted credit facilities at February 1, 1997, or February 3, 1996.

SUBORDINATED NOTES

In connection with the acquisition of KAY-BEE the Company issued $100,000,000 of Subordinated Notes. The Subordinated Notes mature in the year 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable, subject to provisions of the Revolving Credit Agreement, at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest. Provisions of the Subordinated Notes provide, among other matters, limitations on; additional indebtedness, payments of certain indebtedness, and asset sales. The estimated fair value at February 1, 1997, was $97,523,000 and the related carrying amount was $100,000,000.



FORM 10-K                                                               Page 31

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


LONG-TERM OBLIGATIONS - continued

EXTRAORDINARY CHARGE

During the second quarter of 1996 the Company recorded an extraordinary charge in connection with the early extinguishment of $35 million of 10.5% senior notes. The charge before income taxes was $2.9 million.

COMMITMENTS

The Company has commitments to certain vendors for future inventory purchases totaling approximately $71,915,000 at February 1, 1997. Terms of the commitments provide for these inventory purchases to be made through fiscal 1998 or later as may be extended. There are no annual minimum purchase requirements.

EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

The Company has a qualified defined benefit pension plan covering substantially all of its employees hired on or before March 31, 1994, and a non-qualified supplemental defined benefit pension plan effective January 1, 1996, covering a select group of highly compensated employees to ensure the overall retirement pension benefits frozen for such group of employees under the qualified plan. Benefits under each plan are based on credited years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future.

The components of net periodic pension cost are comprised of the following:

                                                                   Fiscal Year
(In thousands)                                             1996        1995         1994
========================================================================================

Service cost - benefits earned in the period              $2,849      $1,642      $1,671
Interest cost on projected benefit obligation              1,174         811         689
Investment return on plan assets                            (917)       (631)       (575)
Net amortization and deferral                                922         303         529
----------------------------------------------------------------------------------------
Net periodic pension cost                                 $4,028      $2,125      $2,314
========================================================================================

Assumptions used in each year of the actuarial computations were:
   Discount rate                                            7.1%        6.5%        8.4%
   Rate of increase in compensation levels                  5.5%        5.5%        5.0%
   Expected long-term rate of return                        9.0%        9.0%        9.0%





FORM 10-K                                                               Page 32

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EMPLOYEE BENEFIT PLANS - continued

The following table sets forth the funded status of the Company's defined benefit plan.

(In thousands)                                                            1996          1995
==============================================================================================
Actuarial present value of:
   Vested benefit obligation                                             $11,733       $10,857
   Non-vested benefits                                                     3,011         2,091
-----------------------------------------------------------------------------------------------
Accumulated benefit obligation                                           $14,744       $12,948
===============================================================================================

Actuarial present value of projected benefit obligation                  $20,539       $18,572
Plan assets at fair value, primarily cash equivalents, U.S.
   Government securities and obligations, and publicly traded
   stocks and mutual funds                                                14,152         8,910
-----------------------------------------------------------------------------------------------
       Projected benefit obligation in excess of plan assets              (6,387)       (9,662)
Unrecognized prior service cost                                             (812)         (947)
Unrecognized net obligation at transition                                    225           239
Unrecognized net loss                                                      7,059         9,454
-----------------------------------------------------------------------------------------------
Prepaid (Accrued) pension cost                                           $    85       $  (916)
===============================================================================================

The minimum pension liability relating to certain unfunded pension obligations at February 1, 1997, was $771,000.

SAVINGS PLAN

The Company has a savings plan with a 401(k) deferral feature and a Top Hat Plan with a similar deferral feature for all eligible employees. Provisions of $3,272,000, $1,650,000, and $1,564,000 have been charged to operations in fiscal 1996, 1995, and 1994, respectively.

LEASES

Leased property consists primarily of the Company's retail stores and certain warehouse space. Many of the store leases have rent escalations and provide that the Company pay for real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. In addition, some leases provide options to extend the original terms for an additional two to twenty years. Minimum lease commitments as of February 1, 1997, are as follows:




FORM 10-K                                                               Page 33

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

LEASES - continued

(In thousands)                                     Capital       Operating
                                                    Leases         Leases
==========================================================================

1997                                                $  472       $136,407
1998                                                   472        117,067
1999                                                   472         96,272
2000                                                   472         72,420
2001                                                   472         50,210
Subsequent to 2001                                   4,676        108,749
--------------------------------------------------------------------------
Total future minimum lease payments                  7,036       $581,125
Less: interest                                       3,332       =========
-------------------------------------------------------------
Present value of minimum lease payments             $3,704
=============================================================

Total rental expense charged to continuing operations for operating leases of stores and warehouses consisted of the following:

                                                  Fiscal Year
(In thousands)                        1996           1995           1994
=========================================================================

Minimum rentals                    $163,070        $62,109        $51,237
Contingent rents                      5,466            540            279
-------------------------------------------------------------------------
                                   $168,536        $62,649        $51,516
=========================================================================

STOCKHOLDERS' EQUITY

STOCK SPLIT

On November 19, 1996, the Board of Directors authorized a 5 for 4 stock split payable to stockholders of record on December 10, 1996. The stock split, distributed December 24, 1996, resulted in the issuance of 13,388,264 new shares of common stock. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, and stock option data have been restated to reflect the split.

PUBLIC OFFERING OF COMMON STOCK

In June 1996, the Company issued 6,406,250, adjusted for the 5 for 4 split, shares of common stock. Net proceeds to the Company totaled $190,639,000 and were utilized to repay a portion of the borrowings incurred to finance the acquisition of Kay-Bee.

INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Income per common and common equivalent share are based on the weighted average number of shares outstanding during each period including the additional number of shares which would have been issuable upon exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. The average number of common and common equivalent shares outstanding during fiscal 1996, 1995 and 1994 were 67,233,323, 61,128,496, and 60,096,453, respectively.

FORM 10-K                                                               Page 34

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


STOCKHOLDERS' EQUITY - continued

STOCKHOLDER RIGHTS PLAN

Each share of the Company's common stock has one Right attached. The Rights trade with the common stock and only become exercisable, or transferable apart from the common stock, ten business days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Company's common stock. Each Right, under certain circumstances, entitles its holder to acquire a fraction of a share of Series A Junior Participating Preferred Stock at a price of $35, subject to adjustment. If 20% of the Company's common stock is acquired, or a tender offer to acquire 20% of the Company's common stock is made, each Right not owned by an Acquiring Person will entitle the holder to purchase Company common stock having a market value of twice the exercise price of the Rights.

In addition, at any time there is a 20% or more stockholder of the Company, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each Right. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a 20% position has been acquired. The Rights expire on April 18, 1999, and at no time have voting power.

PREFERRED STOCK

In conjunction with the Stockholder Rights Plan the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

STOCK PLANS

STOCK COMPENSATION PLANS

At February 1, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Consolidated Stores Corporation 1996 Performance Incentive Plan (Incentive Plan). Total compensation cost that has been charged against income for its Director Stock Option Plan (DSOP) and Restricted Stock Plan (RSP) was $7,037,000, $750,000 in 1996 and 1995, respectively. Had compensation cost for the Company's Incentive Plan been determined consistent with FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                           1996           1995
=================================================================

Net Income (in thousands):
   As reported                           $83,917        $64,406
   Pro forma                              80,460         63,318

Income per common and common
  equivalent share:
   As reported                           $  1.25        $  1.06
   Pro forma                                1.20           1.04





FORM 10-K                                                             Page 35

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


STOCK PLANS - continued

FIXED STOCK OPTION PLANS

The Consolidated Stores Corporation 1996 Performance Incentive Plan (Incentive
Plan) was approved by stockholders in 1996. The Incentive Plan provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (SAR's). The number of newly issued shares of common stock available for issuance under the Incentive Plan is 2,500,000 plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company's fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued shares of common stock available for use under the Incentive Plan shall not exceed 15% of the total issued and outstanding Common Stock as of any measurement date. A minimum of 8,375,000 shares of common stock are available for issuance and the term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined, of the underlying common stock on the date of award. The award price of an SAR is to be a fixed amount, not less than 100% of the fair market value of a share of common stock at the date of award. Upon an effective change in control of the Company all awards outstanding under the Incentive Plan automatically vest.

Prior to 1996 the Company had a Stock Option Plan (Plan) which expired in 1995. The Plan provided that all options be granted at an exercise price at least equal to the fair market value of the common stock at the date of grant. Options generally became exercisable one year following the original date of grant in five equal annual installments.

The Company has a Director Stock Option Plan (DSOP), for non-employee directors, pursuant to which up to 625,000 shares of the Company's common stock may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors, nor the Compensation Committee, exercise any discretion in administration of the DSOP. Grants are made annually, 90 days following the annual meeting of stockholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each non-employee director which becomes fully exercisable over a three year period, 20% the first year and 40% each subsequent year, beginning one subsequent to grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for any year; expected volatility of 42% and 32%; risk-free interest rates of 6.0% and 4.9%; and expected lives of 2.5 and 2.4 years.

A summary of the status of the Incentive Plan and DSOP as of February 1, 1997, and February 3, 1996, and changes during the fiscal years ended on those dates is presented below:





FORM 10-K                                                              Page 36

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




STOCK PLANS - continued

                                                           1996                           1995
===========================================================================   ============================
                                                                 Weighted                         Weighted
                                                                 Average                          Average
                                                   Number of     Exercise        Number of        Exercise
                                                    Shares        Price            Shares          Price
                                                ------------   ------------     -------------    ---------

Options outstanding at beginning of year           6,689,753     $  7.80         5,782,840        $  6.43
Granted                                            1,852,700       32.71         2,510,215          15.00
Exercised                                            457,282        9.07         1,044,519           4.78
Forfeited                                             56,696       14.32           558,783           3.13
----------------------------------------------------------------------------------------------------------
Options outstanding at end of year                 8,028,475     $ 11.20         6,689,753        $  7.80
==========================================================================================================

Options exercisable at end of year                 3,803,347                     3,264,781

Weighted average fair value of options granted        $10.30                         $3.67
   during the year

The following table summarizes information about fixed stock options outstanding at February 1, 1997:

                                  Options Outstanding                 Options Exercisable
                      -------------------------------------------------------------------------
      Range of
  Exercise Prices                     Weighted
---------------------                  Average        Weighted                        Weighted
            less       Number of      Remaining       Average        Number of        Average
  Greater   than or     Options       Contractual     Exercise        Options         Exercise
   than     equal to   Outstanding    Life (Years)     Price        Exercisable        Price
--------------------- -------------------------------------------------------------------------
      $ 1      $10      2,520,441        4.1           $ 4.93       2,509,893         $  4.91
      $10      $20      3,656,584        7.7            14.49       1,293,454           14.12
 Greater than  $20      1,851,450        9.9            32.69             --              --
-----------------------------------------------------------------------------------------------
                        8,028,475        7.1           $11.20       3,803,347         $  8.04
===============================================================================================

RESTRICTED STOCK

The Company's RSP permits the granting of 625,000 shares of restricted stock awards to key employees, officers and directors. The shares are restricted as to the right of sale and other disposition until vested as determined by the Board of Directors. The Plan provides that on any event that results in a change in effective control of the Company, all awards of restricted stock would become vested as of the date of such change in effective control. The Plan terminates in 1997 or when sooner terminated by the Company's Board of Directors.

As of February 1, 1997, no restricted shares were outstanding with respect to restrictions which had not lapsed and shares available for grant totaled 216,340.


FORM 10-K                                                               Page 37

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ADDITIONAL DATA

The following is a summary of certain financial data:

(In thousands)                                           1996           1995
================================================================================
Property and equipment - at cost:
   Land                                               $  11,311      $   7,700
   Buildings                                            105,615         64,119
   Fixtures and equipment                               430,208        233,278
   Transportation equipment                              18,695          6,962
-------------------------------------------------------------------------------
                                                        565,829        312,059
   Construction-in-progress                                 693          9,689
-------------------------------------------------------------------------------
                                                        566,522        321,748
Less accumulated depreciation                           186,427        144,425
-------------------------------------------------------------------------------
                                                       $380,095       $177,323
===============================================================================

Accrued liabilities:
   Salaries and wages                                   $45,941        $16,152
   Property, payroll and other taxes                     20,267         24,120
   Other                                                  2,382          1,247
-------------------------------------------------------------------------------
                                                        $68,590        $41,519
===============================================================================

The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.

                                                 Fiscal Year
(In thousands)                       1996           1995           1994
-----------------------------------------------------------------------------

Accounts receivable                  $  15,046      $ (3,433)      $   (659)
Inventories                           (183,980)      (86,214)       (49,252)
Prepaid expenses                        (7,304)       (4,266)        (2,329)
Accounts payable                        75,102        25,822         24,031
Accrued liabilities                    (23,947)        3,230          6,657
Income taxes                            48,718        (1,566)        (4,141)
-----------------------------------------------------------------------------
                                     $ (76,365)     $(66,427)      $(25,693)
=============================================================================


FORM 10-K                                                               Page 38

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

BUSINESS GROUP INFORMATION

The Company is a value retailer specializing in close-out merchandise and toys. Operations are comprised of three business groups; Closeout, Toys, and other operations which include the Company's wholesale operations. The Closeout Stores offer name-brand merchandise at substantial discounts to traditional retail prices and operate under the names ODD LOTS and BIG LOTS in the midwestern, southern, southwestern, and mid-Atlantic regions of the United States. Toy Stores offer traditional in-line toys and closeout toys and operate throughout the United States and Puerto Rico under the names KAY-BEE TOYS, KB TOY WORKS, and KB TOY OUTLET. The Company believes that KAY-BEE is the largest enclosed mall-based toy retailer in the United States. Business group information follows:

                                                      Fiscal Year
(In thousands)                             1996            1995           1994
================================================================================
Revenues:
   Closeout                             $ 1,431,873    $ 1,286,675   $ 1,112,087
   Toys                                   1,178,224         76,689        45,937
   Other                                     37,419         42,652        27,030
--------------------------------------------------------------------------------
                                        $ 2,647,516    $ 1,406,016   $ 1,185,054
================================================================================

Operating profit (loss):
   Closeout                             $   110,927    $   111,063   $    93,432
   Toys                                      96,474          7,438         6,696
   Other and corporate                      (10,854)           163         1,352
--------------------------------------------------------------------------------
                                        $   196,547    $   118,664   $   101,480
================================================================================

Depreciation and amortization:
   Closeout                             $    28,788    $    25,369   $    21,943
   Toys                                      15,358            534           350
   Other and corporate                        4,229          4,118         4,184
--------------------------------------------------------------------------------
                                        $    48,375    $    30,021   $    26,477
================================================================================

Capital expenditures:
   Closeout                             $    42,327    $    41,353   $    38,844
   Toys                                      49,009          2,419         2,364
   Other and corporate                        2,278          4,319           350
--------------------------------------------------------------------------------
                                        $    93,614    $    48,091   $    41,558
================================================================================


Identifiable assets were comprised of the following:

(In thousands)                                          1996           1995
================================================================================
Closeout                                           $   643,777    $   530,785
Toys                                                   619,688         23,201
Other and corporate                                     67,038         85,829
--------------------------------------------------------------------------------
                                                    $1,330,503    $   639,815
================================================================================


FORM 10-K                                                                Page 39

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1996 and 1995 is presented below:



                                                                    Quarter
                                           ----------------------------------------------------
(In thousands except per share data)      First         Second         Third          Fourth*          Year
-------------------------------------------------------------------------------------------------------------
1996
  Net sales                           $   321,969    $   532,547    $   597,314    $ 1,195,686    $ 2,647,516
--------------------------------------------------------------------------------------------------------------
  Gross margin                        $   135,108    $   216,749    $   255,084    $   498,074    $ 1,105,015
-------------------------------------------------------------------------------------------------------------
  Income (loss):
    Continuing operations             $     5,887    $    (3,402)   $     1,041    $   109,785    $   113,311
    Discontinued operations                (2,281)        (3,317)        (4,059)       (17,881)       (27,538)
    Extraordinary charge                     --           (1,856)          --             --           (1,856)
--------------------------------------------------------------------------------------------------------------
      Net income (loss)               $     3,606    $    (8,575)   $    (3,018)   $    91,904    $    83,917
==============================================================================================================
  Income (loss) per common and common
    equivalent share of stock:
    Continuing operations             $      0.10    $     (0.05)   $      0.02    $      1.58    $      1.69
    Discontinued operations                 (0.04)         (0.05)         (0.06)         (0.26)         (0.41)
    Extraordinary charge                     --            (0.03)          --             --            (0.03)
--------------------------------------------------------------------------------------------------------------
                                      $      0.06    $     (0.13)   $     (0.04)   $      1.32    $      1.25
===============================================================================================================
1995

  Net sales                           $   271,113    $   302,563    $   333,010    $   499,330    $ 1,406,016
---------------------------------------------------------------------------------------------------------------
  Gross margin                        $   112,432    $   127,337    $   140,947    $   213,746    $   594,462
---------------------------------------------------------------------------------------------------------------
  Income (loss):
    Continuing operations             $     4,467    $    10,638    $    12,065    $    42,963    $    70,133
    Discontinued operations                (1,471)        (1,885)        (1,921)          (450)        (5,727)
----------------------------------------------------------------------------------------------------------------
      Net income                      $     2,996    $     8,753    $    10,144    $    42,513    $    64,406
================================================================================================================

  Income (loss) per common and common
    equivalent share of stock:
    Continuing operations             $      0.07    $      0.17    $      0.20    $      0.70    $      1.15
    Discontinued operations                 (0.02)         (0.03)         (0.03)         (0.01)         (0.09)
----------------------------------------------------------------------------------------------------------------
                                      $      0.05    $      0.14    $      0.17    $      0.69    $      1.06
================================================================================================================


* The fourth quarter of 1995 is a fourteen week period.

Income (loss) per share calculations are based on the weighted average number of common and common equivalent shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount.

FORM 10-K                                                                Page 40

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEMS 10-13

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10
- 13 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 22, 1997.

Information regarding Executive Officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" in Part I of this report.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits


                                                                     Page
                                                                     ----
      1.   Financial Statements

           Independent Auditors' Report                               22

           Consolidated Statements of Income                          23

           Consolidated Balance Sheets                                24

           Consolidated Statements of Stockholders' Equity            25

           Consolidated Statements of Cash Flows                      26

           Notes to Consolidated Financial Statements                 27

      2.   Financial Statement Schedules

           Schedule              Description
           --------       ----------------------------------
              II           Valuation and Qualifying Accounts          45

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended February 1, 1997.

FORM 10-K                                                                Page 41

(c) Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.                                Document
-----------    ---------------------------------------------------------------
   3(a)        Form of Restated Certificate of Incorporation of the Company
               (Exhibit 4(a) to the Company Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

   3(b) Amended and Restated By-laws of the Company (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

   3(c) Amendment to By-laws dated April 14, 1992 (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

   4(a) Specimen Stock Certificate (Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

   4(b) Summary of Rights to Purchase Preferred Stock (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

   4(c) Rights Agreement between the Company and National City Bank (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

   4(d) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

   10(a)* Consolidated Stores Corporation 1996 Performance Incentive Plan as Amended and Restated on July 23, 1996

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

FORM 10-K                                                                Page 42

Exhibit No.                                    Document
-----------    ----------------------------------------------------------------

   10(d)* Amended and Restated Credit Agreement dated as of May 3, 1996, by and among Consolidated Stores Corporation, an Ohio corporation (the "Borrower"), the BANKS (as defined), and The Bank of New York, in its capacity as Syndication Agent and as Managing Agent, National City Bank of Columbus, in its capacity as Administrative Agent ("Administrative Agent") and as Managing Agent, PNC Bank, Ohio, National Association, in its capacity as Arranger, as Documentation Agent (the "Documentation Agent") and as Managing Agent, Bank One, Columbus, N.A., in its capacity as Managing Agent, and National City Bank in its capacity as Managing Agent

   10(e) Consolidated Stores Corporation 7% Senior Subordinated Note due May 4, 2000 (Exhibit 10(b) to the Company's Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference)

   10(e)(i) Indenture, dated as of May 5, 1996, between Consolidated Stores Corporation, an Ohio corporation, and The Bank of New York, a New York banking corporation (the "Trustee") for the equal and ratable benefit of the Holders of the Company's Subordinated Notes due May 4, 2000 (Exhibit 10(b)(i) to the Company's Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference)

   10(e)(ii)*  First Supplemental Indenture, dated as of January 22, 1997, among
               Consolidated Stores Corporation, an Ohio corporation, and The Bank of New York, a New York banking corporation

   10(f) Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation relating to the purchase and sale of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit B to the Company's Current Report on Form 8-K dated April 8, 1996, and incorporated herein by reference)

   10(f)(i) Amendment No. 1 to Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation relating to the purchase and sales of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit 10 to the Company's Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference)

   10(g) Employment Agreement with William G. Kelley (Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

   10(g)(i) Amendment No. 1 to Employment Agreement with William G. Kelley (Exhibit 10(f)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference)

   10(h) Employment Agreement with Armen Bahadurian (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(i) Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(j) Employment Agreement with Michael L. Glazer (Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(k) Employment Agreement with C. Matthew Hunnell (Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(l) Consolidated Stores Corporation 1987 Restricted Stock Plan as amended and restated (Exhibit 10(p)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated by reference herein)

FORM 10-K                                                                Page 43

Exhibit No.       Document
----------      ---------------------------------------------------------------

   10(m) Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit 10(q)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated by reference herein)

   10(n)* The Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan

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

   23*         Consent of Deloitte &  Touche LLP

   24 Power of Attorney for William G. Kelley, Michael L. Glazer and Michael J. Potter (Exhibit 24 included in Part II of the Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

   24.1 Power of Attorney for David T. Kollat (Exhibit 24.1 to the Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

   24.2 Power of Attorney for Nathan P. Morton (Exhibit 24.2 to the Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

   24.3 Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

   24.4 Power of Attorney for William A. Wickham (Exhibit 24.5 to the Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

   24.5 Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

   27          Financial Data Schedule

FORM 10-K                                                                Page 44

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS(a)
                                 (In thousands)

                                                                       Additions
                                                              -------------------------
                                                Balance at     Charged to     Charged to                  Balance at
                                               Beginning of     Cost and        Other                       End of
                                                 Period         Expense       Accounts      Deductions      Period
-----------------------------------------     ------------    -----------   ------------    ----------   -----------
Fiscal year ended February 1, 1997:
  Inventory valuation allowance (1)              $4,906         $2,878        $10,200(b)      $9,958         $8,026
                                              ----------      --------      ---------       --------     ----------
Fiscal year ended February 3, 1996:
  Inventory valuation allowance (1)              $4,706         $1,307        $    --         $1,107         $4,906
                                              ----------      --------      ---------       --------     ----------
Fiscal year ended January 28, 1995:
  Inventory valuation allowance (1)              $5,918         $2,573        $    --         $3,785         $4,706
                                              ---------       --------      ---------       --------     ----------

--------------------------
(a)  Restated to reflect continuing operations.
(b)  Value from company acquired.
(1) Consists primarily of reserve for markdowns of aged goods and similar inventory reserves.

FORM 10-K                                                                Page 45

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                            CONSOLIDATED STORES CORPORATION

    Date:   April 18, 1997                  By:  /s/ William G. Kelley
                                              --------------------------------
                                               William G. Kelley
                                               Chairman of the Board and Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date:   April 18, 1997               /s/ William G. Kelley
                                         --------------------------------------
                                         William G. Kelley
                                         Chairman of the Board and Chief
                                         Executive Officer


    Date:   April 18, 1997               /s/ Michael L. Glazer
                                         --------------------------------------
                                         Michael L. Glazer
                                         President


    Date:   April 18, 1997               /s/ Michael J. Potter
                                         --------------------------------------
                                         Michael J. Potter
                                         Senior Vice President, Chief Financial
                                         and Accounting Officer

    Date:   April 18, 1997

    Sheldon M. Berman                    Nathan Morton
    Michael L. Glazer                    Dennis B. Tishkoff
    William G. Kelley                    William A. Wickham
    David T. Kollat
                            Directors

Albert J. Bell, by signing his name hereto, does hereby sign this Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

                                          /s/ Albert J. Bell
                                         --------------------------------------
                                         Albert J. Bell
                                         Attorney-in-Fact

    Dated: April 18, 1997


FORM 10-K                                                                Page 46