Form 10-Q
period 1997-05-03
CONSOLIDATED STORES CORP /DE/
filed 1997-06-11
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997        Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION
                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896





















Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of June 5, 1997, was 67,402,482 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

                         CONSOLIDATED STORES CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                      -----
                                                                   Page
                                                                   ----
Part I - Financial Information

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets                      3

         Condensed Consolidated Statements of Income                4

         Condensed Consolidated Statements of Cash Flows            5

         Notes to Condensed Consolidated Financial Statements       6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    8

Part II - Other Information

    Signature                                                      13






FORM 10-Q                                                                 Page 2

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            May 3,      February 1,
                                                                             1997          1997*
---------------------------------------------------------------------------------------------------
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                              $23,441     $   30,044
     Accounts receivable                                                     13,343          9,342
     Inventories                                                            927,793        792,665
     Prepaid expenses and deferred income taxes                             101,254         94,467
---------------------------------------------------------------------------------------------------
          Total current assets                                            1,065,831        926,518
---------------------------------------------------------------------------------------------------
     Property and equipment - net                                           394,842        380,095
     Other assets                                                            28,837         23,890
---------------------------------------------------------------------------------------------------
                                                                         $1,489,510     $1,330,503
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:                                                     ----------
     Accounts payable                                                    $  305,137     $  295,701
                                                                         ----------
     Accrued liabilities and income taxes                                    53,359        133,635
     Current maturities of long-term obligations and notes payable           51,499         27,892
---------------------------------------------------------------------------------------------------
          Total current liabilities                                         409,995        457,228
---------------------------------------------------------------------------------------------------

Long-term obligations                                                       353,214        151,292
Deferred income taxes and other noncurrent liabilities                       41,096         39,898
Stockholders' equity:
     Preferred stock - authorized 2,000,000 shares, $.01 par value;
       none issued                                                               --             --
     Common stock - authorized 90,000,000 shares, $.01 par value;
       issued 67,377,445 and 66,958,488 shares respectively                     674            670
     Common stock - authorized 8,000,000 shares, $.01 par value;
       none issued                                                               --             --
     Additional paid-in-capital                                             323,070        312,879
     Retained earnings                                                      361,708        369,022
     Other adjustments                                                         (247)          (486)
---------------------------------------------------------------------------------------------------
          Total stockholders' equity                                        685,205        682,085
---------------------------------------------------------------------------------------------------
                                                                         $1,489,510     $1,330,503
---------------------------------------------------------------------------------------------------

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



FORM 10-Q                                                               Page 3

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THIRTEEN WEEKS ENDED
                                                         -------------------------
                                                           MAY 3,        MAY 4,
                                                            1997          1996
---------------------------------------------------------------------------------
Net sales                                                $ 594,874      $ 321,969
Cost and expenses:
     Cost of sales                                         356,063        186,861
     Selling and administrative expenses                   246,070        124,702
     Interest expense                                        4,677          1,303
     Other - net                                                54           (242)
---------------------------------------------------------------------------------
                                                           606,864        312,624
---------------------------------------------------------------------------------
     Income (loss) from continuing operations before
       income taxes                                        (11,990)         9,345
Income taxes                                                (4,676)         3,458
---------------------------------------------------------------------------------
    Income (loss) from continuing operations                (7,314)         5,887
Discontinued operations                                         --         (2,281)
---------------------------------------------------------------------------------
    Net income (loss)                                    $  (7,314)     $   3,606
---------------------------------------------------------------------------------

Income (loss) per common and common
    equivalent share:
      Continuing operations                              $   (0.10)     $    0.10
      Discontinued operations                                   --          (0.04)
---------------------------------------------------------------------------------
                                                         $   (0.10)     $    0.06
---------------------------------------------------------------------------------

Weighted average common and common
    equivalent shares outstanding                           70,127         62,282
---------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q                                                                 Page 4

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            Thirteen weeks ended
                                                         ------------------------
                                                            May 3,        May 4,
                                                             1997          1996

Cash provided by (used for) operations:

     Net income (loss)                                   $  (7,314)     $   3,606
     Items not effecting cash:
         Depreciation and amortization                      15,148          8,164
         Deferred income taxes                               4,843           (740)
         Other                                               6,849          1,825
         Change in assets and liabilities                 (225,919)       (71,454)
----------------------------------------------------------------------------------
           Net cash used for operations                   (206,393)       (58,599)
----------------------------------------------------------------------------------
Cash provided by (used for) investment activities:
     Capital expenditures                                  (29,688)       (11,375)
     Other                                                     322            508
----------------------------------------------------------------------------------
           Net cash used for investment activities         (29,366)       (10,867)
----------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
     Proceeds from credit agreements                       225,595        320,000
     Payment of debt issue expenses                             --        (11,388)
     Proceeds from exercise of stock options                 3,004          1,234
     Payment of long-term obligations                          (77)            --
     Other                                                     634            640
----------------------------------------------------------------------------------
           Net cash provided by financing activities       229,156        310,486
----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents and
     restricted cash                                     $  (6,603)     $ 241,020
----------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:

         Income taxes paid                               $  52,484      $  10,644
         Interest paid                                   $   6,228      $     810


The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q                                                             Page 5

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at May 3, 1997, and the condensed consolidated statements of income and statements of cash flows for the thirteen week period ended May 3, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at May 3, 1997, and for the thirteen week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended February 1, 1997. The results of operations for the period ended May 3, 1997, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - ACQUISITION
--------------------

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

The following summary, prepared on a pro forma basis, combines the results of operations as if KAY-BEE had been acquired at the beginning of the fiscal year presented. Included in the pro forma presentation is the impact of certain purchase adjustments directly attributable to the acquisition which are expected to have a continuing impact.


                                              Thirteen weeks
                                                  ended
(In thousands, except per share data)          May 4, 1996
---------------------------------------------------------------
                                                Unaudited
Net sales                                         $498,359
---------------------------------------------------------------
Loss from continuing operations                    (11,799)
---------------------------------------------------------------
Net loss                                           (14,080)
---------------------------------------------------------------

Loss per common and common equiva-
  lent share of stock:
      Continuing operations                       $  (0.17)
---------------------------------------------------------------
Net loss                                          $  (0.20)
---------------------------------------------------------------


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



FORM 10-Q                                                                Page 6

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Accordingly, the operating results for this business are reported as a discontinued operation and prior years operating results have been restated.

NOTE 4 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
---------------------------------------------------------------

Income (loss) per common and common equivalent share are based on the weighted average number of shares outstanding during each period which includes the additional number of shares which would have been issued upon exercise of stock options assuming that the Company used the proceeds received to purchase additional shares at market value.

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

NOTE 5 - NEW ACCOUNTING STANDARD
--------------------------------

The Company calculates earnings (loss) per share using methods prescribed by Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share". In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and fully diluted income (loss) per share on the face of the statement of income. For the periods ended May 3, 1997, and May 4, 1996, the basic and diluted income (loss) per share calculated pursuant to SFAS No. 128 are not materially different from primary income (loss) per share calculated under APB No. 15.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On May 20, 1997, the Board of Directors authorized a 5 for 4 stock split payable to stockholders of record on June 10, 1997, to be distributed June 24,1997.



FORM 10-Q                                                             Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE SECURITIES
 LITIGATION REFORM ACT OF 1995

When used in this discussion and the financial statements, the words, "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, as well as, the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

OVERVIEW

The Company is the nation's largest closeout retailer and the nation's largest mall-based toy retailer with 1,840 stores located in all 50 states and Puerto Rico. The Company operates 637 retail closeout stores under the names ODD LOTS and BIG LOTS (Closeout Stores) in the midwestern, southern and mid-Atlantic regions of the United States, and 1,203 retail toy and closeout toy stores throughout the United States and Puerto Rico, primarily under the names KB TOYS, KB TOY WORKS, and KB TOY OUTLET (Toy Stores). The Company believes that KB TOYS is the largest enclosed shopping mall-based toy retailer in the United States. 1,042 of the Toy Stores were acquired as of May 5, 1996 in the acquisition of Kay-Bee Center, Inc. As a value retailer specializing in toys and closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

The Closeout Stores typically offer merchandise at prices 15% to 35% below those offered by other discount retailers and up to 70% below those offered by traditional retailers. The Closeout Stores offer a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines. In addition, these stores supplement their broad offering of items in core product categories with a changing mix of new merchandise and seasonal goods such as back-to-school and holiday merchandise.

The Toy Stores offer a broad variety of closeout toys, as well as currently promoted retail toys (known as "in-line toys") and traditional toy merchandise. The Company has been in the toy retailing business since its inception and has operated stand-alone toy stores since 1994.

   THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996

TRENDS The Company has historically experienced seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. The Company's quarterly results can also be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Historically, the Company has generally recorded operating profits during each fiscal quarter. Due to the increase in the Company's retail toy operations as a result of the KAY-BEE acquisition on May 5, 1996, it is anticipated that a substantial amount of net sales, operating profit and net income will be realized in the fourth fiscal quarter. Quarterly fluctuations in inventory balances are normal reflecting the opportunistic purchases available at any given time and the expansion of the Company's store base. Historically, on a per store basis, inventory levels are lower at the end of the Company's fiscal year and build through the remaining three quarters of the year to a peak level in the third quarter. Accounts payable generally follow a trend similar to inventories.


FORM 10-Q                                                                Page 8

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The following table compares components of the statement of income as a percent of net sales and reflects the number of stores in operation at the end of each period.


                                                       Thirteen weeks ended
                                                         May 3,      May 4,
                                                          1997       1996
-----------------------------------------------------------------------------
Net sales:
    Closeout                                             55.9%       92.8%
    Toy                                                  42.1         4.2
-----------------------------------------------------------------------------
      Total Retail                                       98.0        97.0
-----------------------------------------------------------------------------
    Other                                                 2.0         3.0
-----------------------------------------------------------------------------
Total net sales                                         100.0       100.0
-----------------------------------------------------------------------------
Cost of sales:
    Closeout                                             59.0        57.8
    Toy                                                  60.2        50.6
-----------------------------------------------------------------------------
      Total Retail                                       59.5        57.5
-----------------------------------------------------------------------------
    Other                                                75.3        76.8
-----------------------------------------------------------------------------
Total cost of sales                                      59.9        58.0
-----------------------------------------------------------------------------
Gross profit                                             40.1        42.0
Selling and administrative expenses                      41.4        38.7
-----------------------------------------------------------------------------
Operating profit (loss)                                  (1.3)        3.3
Interest expense                                          0.8         0.4
Other (income) expense                                     --        (0.1)
-----------------------------------------------------------------------------
Income (loss) from continuing operations before
    income tax                                           (2.1)        3.0
Income taxes                                             (0.8)        1.1
-----------------------------------------------------------------------------
Income (loss) from continuing operations                 (1.3)        1.9
Discontinued operations                                    --        (0.7)
-----------------------------------------------------------------------------
Net income (loss)                                        (1.3)%       1.2%
-----------------------------------------------------------------------------

Retail stores in operation at end of period:
   Closeout                                             637         559
   Toy                                                1,203         118
-----------------------------------------------------------------------------
                                                      1,840         677
-----------------------------------------------------------------------------



FORM 10-Q                                                             Page 9

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. The 1996 operations of these stores are reported as discontinued operations.

NET SALES Net sales increased to $594.9 million for the thirteen week period ended May 3, 1997, from $322.0 million in the same period of 1996, an increase of $272.9 million, or 84.8%. This increase was attributable to net sales of Kay-Bee Toy (acquired in May of 1996) and a comparable store sales increase of 9.5%.

Closeout Stores net sales increased $33.9 million, or 11.4%, to $332.6 million for the quarter from $298.7 million in the same period of 1996. Toy Stores net sales rose $237.0 million to $250.6 million, principally as a result of the acquisition of the toy stores discussed above.

GROSS PROFIT Gross profit increased to $238.8 million in the quarter from $135.1 million in the prior year quarter, an increase of $103.7 million, or 76.8%. As a percentage of net sales, gross profit decreased to 40.1% in the 1997 quarter from 42.0% in the previous year quarter. Closeout Stores gross profit was 41.0% compared to 42.2% in the prior year period. This decline is primarily the result of the sales merchandise mix in the first quarter. Toy Stores gross profit was 39.8% in the 1997 quarter compared to 49.4% in 1996. The decline in Toy Stores gross profit is principally attributable to the higher percentage of lower margin in-line toys associated with the Kay-Bee acquisition compared to the primarily closeout selection offered by the Toy Stores in the prior year quarter.

SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased to $246.1 million in the first quarter of 1997 from $124.7 million in the previous year quarter, an increase of $121.4 million, or 97.3%. This increase is attributable to the acquisition of the Kay-Bee Toy Stores. As a percentage of net sales, selling and administrative expenses increased to 41.4% in 1997 from 38.7% in the prior year period. Historically the Kay-Bee Toy stores cost structure has resulted in a higher percentage ratio of selling and administrative expenses to net sales in the first three quarters of the year.

INTEREST EXPENSE Interest expense increased to $4.7 million in the first quarter from $1.3 million in fiscal 1996. The increase was attributable to higher weighted average debt levels principally to support requirements associated with the operations of the increased number of Toy Stores and increased effective interest rates on seasonal borrowings during the quarter.

INCOME TAXES The effective tax rate of the Company has increased from 37.0% in the 1996 quarter to 39.0% in the first quarter of 1997. The increase in rate results primarily from the surrender of the Company's corporate-owned life insurance program in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company has been cash flow from operations and borrowings under available credit facilities. Net cash used by operations in each of the thirteen week periods ended May 3, 1997, and May 4, 1996, as detailed in the condensed consolidated statements of cash flows, was $206.4 million and $58.6 million, respectively. This increase is principally attributable to increased inventory levels primarily associated with the operations of the Toy Stores. Additionally, the Company had capital expenditures of $29.7 million and $11.4 million in each respective first fiscal quarter. Capital expenditures in 1997 are expected to be approximately $110 million to $120 million principally for the


FORM 10-Q                                                                Page 10

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

anticipated opening of 85 to 95 net Closeout Stores and estimated 100 net Toy Stores plus capital requirements for warehouse expansion and systems needs.

As necessary, the Company supplemented its capital and operating cash requirements in the first quarter with borrowings under available credit facilities. At May 3, 1997, approximately $247.3 million was available for direct borrowings under the Company's $600 million Revolving Credit Facility (Revolver) and an additional $55.0 million of uncommitted credit facilities were available, subject to the terms of the Revolver.

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

                Item 5.      Other Information.  Not applicable.

                Item 6.      Exhibits and Reports on Form 8-K.

                             (a)  Exhibits.

                                    Exhibit                   Topic
                                  ---------             -----------------------
                                      10                Amendment Number One to
                                                        Amended and Restated
                                                        Credit Agreement

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



                                               CONSOLIDATED STORES CORPORATION
                                               -------------------------------
                                                          (Registrant)



    Dated:   June 10, 1997         By:  /s/ Michael J. Potter
             -------------              ---------------------------------------
                                        Michael J. Potter, Sr. Vice President,
                                        Chief Financial Officer, and Principal
                                        Accounting Officer



FORM 10-Q                                                             Page 13