Form 10-K/A
period 1997-02-01
CONSOLIDATED STORES CORP /DE/
filed 1997-06-27
CIK 768835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 K/A

     [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended February 1, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period                         to
                       -------------------------  -----------------------------

                          Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

  Delaware                                           06-1119097
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended February 1, 1997, to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1996.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
     Independent Auditors' Report                                                           3
     Financial Statements:

         Statements of Net Assets Available for Benefits as of December 31, 1996
         and December 31, 1995                                                              4

         Statement of Changes in Net Assets Available for Benefits for the
         year ended December 31, 1996                                                       5

     Notes to Financial Statements                                                          6

     Supplemental Schedules:

         Schedule of Assets Held for Investments as of December 31, 1996                   13

         Schedule of Reportable Transactions in Excess of Five Percent of
         Current Value of Plan Assets for the Year Ended December 31, 1996                 14

     Exhibits:

         Independent Auditors' Consent                                                     15
         Signatures                                                                        16

                          INDEPENDENT AUDITORS' REPORT

To the Plan Administrator of the Consolidated Stores Corporation Savings Plan:

We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1996 and 1995, and the related statement of changes in net assets available for benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for benefits for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of
(1) assets held for investment as of December 31, 1996, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1996, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Dayton, Ohio,
June 23, 1997

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS



                                                             December 31,
                                                      ------------------------
                                                       1996              1995
                                                    -----------      -----------
                            ASSETS

Investment in Securities (at market):
Consolidated Stores Corporation
  Common Shares                                     $22,402,365      $10,094,107
Investment in Mutual Funds:
  Basic Value Fund                                    9,004,813        3,193,925
  Capital Fund                                        5,494,263        1,017,587
  Global Allocation Fund                              4,844,805        1,018,709
  Growth Fund                                         5,932,163             --
Investment in Money Market Funds                     12,371,535        3,614,944
Cash and temporary cash investments                        --             18,689
Contribution receivable from:
  Consolidated Stores Corporation                     3,059,590        1,651,869
  Participants                                          167,232          110,071
Interest receivable                                        --                152
Loans receivable                                      3,874,634        1,606,193
Receivable from nonqualified plan                       249,144          254,788
                                                    -----------      -----------
                                                     67,400,544       22,581,034
                                                    -----------      -----------
           LIABILITIES

Payable to Plan participants                             22,603           72,398
                                                    -----------      -----------
                                                         22,603           72,398
                                                    -----------      -----------
                                                    $67,377,941      $22,508,636
                                                    ===========      ===========

See notes to financial statements.


                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                                   December 31,
                                                                        1996
                                                                     -----------
INCREASE IN PLAN ASSETS:

Contributions:
 Participant contributions                                           $33,500,911
 Company contributions                                                 3,059,590

Investment Income:
 Interest                                                                206,687
 Dividend                                                              1,845,267
Net appreciation in fair value of investments                         11,910,328
Loan repayments                                                        1,211,772
                                                                     -----------
TOTAL INCREASES                                                       51,734,555

DECREASES IN PLAN ASSETS:

 Distributions to Plan participants                                    6,865,250

                                                                     -----------
  TOTAL DECREASES                                                      6,865,250

                                                                     -----------
NET INCREASE IN PLAN ASSETS                                           44,869,305
NET ASSETS - BEGINNING OF YEAR                                        22,508,636
                                                                     -----------
NET ASSETS - END OF YEAR                                             $67,377,941
                                                                     ===========



See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS

PLAN DESCRIPTION

On December 31, 1996, there were 13,276 employees eligible to participate in the Plan. On that date 6,796 were participating.

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

The administrator of the Plan is Consolidated Stores Corporation Savings Plan Committee ("Committee"). Effective January 31, 1996, The Fifth Third Bank of Columbus was appointed as successor trustee to State Street Bank and Trust Company. (see TRUST AGREEMENT).

All employees of Consolidated Stores Corporation and any of its subsidiaries ("Company") which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the first day of the month following satisfaction of eligibility requirements. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $7,000 (or such larger amount in accordance with Code Section 415(d) which is $9,500 as of January 1, 1996) or 15% of their compensation for the plan year. For the year 1996 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 2% and 50% of the next 4%, of the employee's first 6% contribution. For the year 1995 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 1%, 75% of the second 1%, and 50% of the next 4%, of the employee's first 6% contribution. The Company's matching contributions will always be made in the form of Common Stock of the Company.

Participants may elect to allocate their elective contribution to any of the Investment Funds (See INVESTMENT PROGRAMS) in increments of 1%. Additionally, this allocation may be revised or investment balances may be transferred by the participant upon notifying participant services by telephone.

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

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


PLAN DESCRIPTION - CONTINUED

                                                                 Vested
                  Years of Service                             Percentage
               -----------------------------------------------------------
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

BENEFITS PAYABLE. As of December 31, 1996, net assets available for benefits included benefits of $22,603 due to participants who have withdrawn from participation in the Plan.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

TRUST AGREEMENT

Under a trust agreement effective January 31, 1996, The Fifth Third Bank of Columbus is responsible for investing the participants' contributions in the funds designated by each participant. In addition, the trustee processes and distributes all distributions from the Plan based on information provided by the Company. Administrative fees due under the trust agreement are paid by the Company.

INVESTMENT PROGRAMS

During the years ended December 31, 1996 and 1995, with the exception of the Merrill Lynch Growth Fund in 1995, participants could direct their contributions to different funds of the Plan as described below:

MONEY MARKET FUNDS
------------------

MERRILL LYNCH RETIREMENT PRESERVATION TRUST. The Merrill Lynch Retirement Preservation Trust ("RP Trust") is a collective trust fund that invests primarily in Investment Contracts (GlCs) and United States Government and United States Government Agency securities. The RP Trust invests a lesser portion of the portfolio in high quality, money market instruments. The RP Trusts primary objective is to achieve high current income consistent with preservation of capital and liquidity. Dividends are declared and invested daily.

MUTUAL FUNDS
------------

MERRILL LYNCH BASIC VALUE FUND, INC. The Merrill Lynch Basic Value Fund, Inc. ("BV Fund") is a diversified, open-end, investment company seeking capital appreciation and, secondarily, income by investing in securities, primarily equities, that management of the BV Fund believes are undervalued and therefore represent basic investment value. The BV Fund seeks special opportunities in securities that are selling at a discount either from book values or historical price/earnings ratios, or seem capable of recovering from temporarily out of favor conditions. Particular emphasis is placed on securities which provide an above average dividend return and sell at below average price/earnings ratio.

MERRILL LYNCH CAPITAL FUND, INC. The Merrill Lynch Capital Fund, Inc. ("Capital Fund") seeks to achieve the highest total investment return consistent with prudent risk through a fully managed investment policy utilizing equity, debt (including money market) and convertible securities. This permits management of the Capital Fund to vary investment policy based on evaluation of changes in economic and market trends. Total investment return is the aggregate of income and capital value changes. Consistent with this policy, the Capital Fund's portfolio may, at any given time, be invested substantially in equity securities, corporate bonds or money market securities. It is the expectation of the Capital Fund's management that, over a longer period, a major portion of the Capital Fund's portfolio will consist of equity securities of larger market capitalization, quality companies.

MERRILL LYNCH GLOBAL ALLOCATION FUND, INC. The Merrill Lynch Global Allocation Fund, Inc. ("Global Fund") is a non-diversified mutual fund seeking high total investment return, consistent with prudent risk, through a fully-managed investment policy utilizing United States and foreign equity, debt, and money market securities, the combination of which will be varied from time to time both with respect to types of securities and markets in response to changing market and economic trends. Total investment return is the aggregate of capital value changes and income. The Global Fund may employ a variety of instruments and techniques to enhance income and to hedge against market and currency risk.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

MUTUAL FUNDS - CONTINUED
------------------------

MERRILL LYNCH GROWTH FUND. The Merrill Lynch Growth Fund ("Growth Fund") is a mutual fund seeking to provide growth of capital and, secondarily, income by investing in a diversified portfolio of primarily equity securities placing principal emphasis on those securities that management of the Growth Fund believes to be undervalued. Undervalued issues include securities selling at discounts from the price-to-book value ratios and price/earnings ratio computed with respect to popular stock market averages (primarily the Standard & Poor's 400 Industrial Stock Price Index). The Growth Fund may also consider as undervalued securities selling at a discount from their historic price-to-book value or price/earnings ratio, even though these ratios may be above the stock market averages. Securities offering dividend yields higher than the yields or the popular stock market averages or higher than such securities historic yields may also be considered to be undervalued. In selecting securities believed to be undervalued, the securities of issuers having a stock market capitalization of $500 million or more are emphasized.

COMPANY STOCK FUND
------------------

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

TRANSFERRED ASSETS

Effective May 5, 1996, the Company acquired Kay-Bee Center, Inc. from Melville Corporation. As a result of this combination Melville plan assets relating to Kay-Bee participants of approximately $24 million were transferred at the participants election to the Plan. These assets were invested at the participants direction in the Investment Programs available in the Plan.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                                   December 31, 1996
                                                ------------------------------------------------------------------------------------
                                                    Number of     Loan and      Retirement   Basic Value    Capital        Global
                                                     Shares     Short-term    Preservation     Fund          Fund        Allocation
                                                                Investment        Trust                                     Fund
                                                                   Fund
                                                -------------- -------------- -------------- -------------- -------------- ---------
               ASSETS
Investment in Securities (at market):
Consolidated Stores Corporation
  Common Stock                                       694,647   $      --     $      --     $      --     $      --     $      --
Investment in Mutual Funds:

Basic Value Fund                                     290,478          --            --       9,004,813          --            --
Capital Fund                                         176,949          --            --            --       5,494,263          --
Global Allocation Fund                               332,976          --            --            --            --       4,844,805
Growth Fund                                          227,025          --            --            --            --            --
Investment in Money Market Funds                  12,371,535          --      12,371,535          --            --            --
Cash and temporary cash investments                                   --            --            --            --            --
Contribution receivable from:

Consolidated Stores Corporation                                       --            --            --            --            --
Participants                                                          --          33,993        30,943        17,602        16,407
Interest receivable                                                   --            --            --            --            --
Loans receivable                                                 3,874,634          --            --            --            --
Receivable from nonqualified plan                                     --          36,874        34,524        18,985        20,931
                                                               -----------   -----------   -----------   -----------   -----------
                                                                 3,874,634    12,442,402     9,070,280     5,530,850     4,882,143
            LIABILITIES

Payable to Plan participants                                          --           3,262         4,880         4,323          --
                                                               -----------   -----------   -----------   -----------   -----------
                                                                      --           3,262         4,880         4,323          --
                                                               -----------   -----------   -----------   -----------   -----------
                                                               $ 3,874,634   $12,439,140   $ 9,065,400   $ 5,526,527   $ 4,882,143
                                                               ===========   ===========   ===========   ===========   ===========




                                                        December 31, 1996
                                             ------------------------------------------
                                                Growth Fund  Company Stock     Plan
                                                                 Fund          Total
                                             ------------------------------------------
               ASSETS
Investment in Securities (at market):
Consolidated Stores Corporation
  Common Stock                                 $      --      $22,402,365  $22,402,365
Investment in Mutual Funds:

Basic Value Fund                                      --            --       9,004,813
Capital Fund                                          --            --       5,494,263
Global Allocation Fund                                --            --       4,844,805
Growth Fund                                      5,932,163          --       5,932,163
Investment in Money Market Funds                      --            --      12,371,535
Cash and temporary cash investments                   --            --            --
Contribution receivable from:

Consolidated Stores Corporation                       --       3,059,590     3,059,590
Participants                                        17,015        51,272       167,232
Interest receivable                                   --            --            --
Loans receivable                                      --            --       3,874,634
Receivable from nonqualified plan                   19,407       118,423       249,144
                                               -----------   -----------   -----------
                                                 5,968,585    25,631,650    67,400,544
            LIABILITIES

Payable to Plan participants                         6,194         3,944        22,603
                                               -----------   -----------   -----------
                                                     6,194         3,944        22,603
                                               -----------   -----------   -----------
                                               $ 5,962,391   $25,627,706   $67,377,941
                                               ===========   ===========   ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM - CONTINUED

                                                                         December 31, 1995
                                            ---------------------------------------------------------------------
                                              Number      Loan and     Retirement     Basic Value    Capital
                                            of Shares     Short-term   Preservation      Fund         Fund
                                                          Investment      Trust
                                                             Fund
                                            ---------------------------------------------------------------------
               ASSETS
Investment in Securities (at market):
Consolidated Stores Corporation
  Common Stock                                  466,780   $      --     $      --     $      --     $      --
Investment in Mutual Funds:

Basic Value Fund                                112,820          --            --       3,193,925          --
Capital Fund                                     33,309          --            --            --       1,017,587
Global Allocation Fund                           73,394          --            --            --            --
Investment in Money Market Funds              3,614,944          --       3,614,944          --            --
Cash and temporary cash investments                             3,180           582           148           221
Contribution receivable from:

Consolidated Stores Corporation                                  --            --            --            --
Participants                                                     --          24,358        16,767         6,134
Interest receivable                                              --            --            --            --
Loans receivable                                            1,606,193          --            --            --
Receivable from nonqualified plan                                --          29,258        62,659        31,281
                                                          -----------   -----------   -----------   -----------
                                                            1,609,373     3,669,142     3,273,499     1,055,223
            LIABILITIES

Payable to Plan participants                                     --           9,857        24,026         8,810
                                                          -----------   -----------   -----------   -----------
                                                                 --           9,857        24,026         8,810
                                                          -----------   -----------   -----------   -----------
                                                          $ 1,609,373   $ 3,659,285   $ 3,249,473   $ 1,046,413
                                                          ===========   ===========   ===========   ===========





                                                          December 31, 1995
                                            ------------------------------------------
                                                   Global        Company        Plan
                                                 Allocation    Stock Fund       Total
                                                    Fund

                                            --------------------------------------------
               ASSETS
Investment in Securities (at market):
Consolidated Stores Corporation
  Common Stock                                   $      --     $ 10,094,107  $10,094,107
Investment in Mutual Funds:

Basic Value Fund                                        --            --       3,193,925
Capital Fund                                            --            --       1,017,587
Global Allocation Fund                             1,018,709          --       1,018,709
Investment in Money Market Funds                        --            --       3,614,944
Cash and temporary cash investments                      188        14,370        18,689
Contribution receivable from:

Consolidated Stores Corporation                         --       1,651,869     1,651,869
Participants                                           6,562        56,250       110,071
Interest receivable                                     --             152           152
Loans receivable                                        --            --       1,606,193
Receivable from nonqualified plan                     41,187        90,403       254,788
                                                 -----------   -----------   -----------
                                                   1,066,646    11,907,151    22,581,034
            LIABILITIES

Payable to Plan participants                           8,836        20,869        72,398
                                                 -----------   -----------   -----------
                                                       8,836        20,869        72,398
                                                 -----------   -----------   -----------
                                                 $ 1,057,810   $11,886,282   $22,508,636
                                                 ===========   ===========   ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

 CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                  December 31, 1996
                                      ----------------------------------------------------------------------

                                       Loan and                                                  Global
                                      Short-term      Retirement     Basic Value    Capital    Allocation
                                      Investment     Preservation      Fund          Fund         Fund
                                          Fund          Trust
                                      -----------------------------------------------------------------------
INCREASE IN PLAN ASSETS:
Contributions:
  Participant contributions            $2,058,574    $11,176,412     $5,181,657    $4,246,411    $3,725,879
  Company contributions                      --             --            --            --            --

Investment Income:
 Interest                                 206,687           --            --            --            --
 Dividend                                    --          347,776       388,933       304,265       384,967
Loan repayments, including interest          --          285,469       181,868        81,034        85,324
Net appreciation in fair value of
 investments                                 --             --         651,798       137,002        24,290
                                      -----------    -----------   -----------   -----------   -----------
TOTAL INCREASES                         2,265,261     11,809,657     6,404,256      4,768,712    4,220,460

DECREASES IN PLAN ASSETS:

Distributions to Plan participants           --        3,826,204       511,688       268,358       420,303
Interfund transfers - net                    --         (796,402)       76,641        20,240       (24,176)
                                      -----------    -----------   -----------   -----------   -----------
TOTAL DECREASES                              --        3,029,802       588,329       288,598       396,127
                                      -----------    -----------   -----------   -----------   -----------
NET INCREASE IN PLAN ASSETS             2,265,261      8,779,855     5,815,927     4,480,114     3,824,333

NET ASSETS - BEGINNING OF YEAR          1,609,373      3,659,285     3,249,473     1,046,413     1,057,810
                                      -----------    -----------   -----------   -----------   -----------
NET ASSETS - END OF YEAR               $3,874,634    $12,439,140    $9,065,400    $5,526,527    $4,882,143
                                      ===========    ===========   ===========   ===========   ===========





                                                     December 31, 1996
                                      -----------------------------------------
                                       Growth Fund   Company Stock      Plan
                                                        Fund           Total

                                      ------------------------------------------
INCREASE IN PLAN ASSETS:
Contributions:
  Participant contributions             $4,907,050   $ 2,204,928   $33,500,911
  Company contributions                       --       3,059,590     3,059,590

Investment Income:
 Interest                                     --            --         206,687
 Dividend                                  419,326          --       1,845,267
Loan repayments, including interest        100,432       477,645     1,211,772
Net appreciation in fair value of
 investments                             1,117,959     9,979,279    11,910,328
                                       -----------   -----------   -----------
TOTAL INCREASES                          6,544,767    15,721,442    51,734,555

DECREASES IN PLAN ASSETS:

Distributions to Plan participants         205,009     1,633,688     6,865,250
Interfund transfers - net                  377,367       346,330            --
                                       -----------   -----------   -----------
TOTAL DECREASES                            582,376     1,980,018     6,865,250
                                       -----------   -----------   -----------
NET INCREASE IN PLAN ASSETS              5,962,391    13,741,424    44,869,305
NET ASSETS - BEGINNING OF YEAR                --      11,886,282    22,508,636
                                       -----------   -----------   -----------
NET ASSETS - END OF YEAR                $5,962,391   $25,627,706   $67,377,941
                                       ===========   ===========   ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                     SCHEDULE OF ASSETS HELD FOR INVESTMENT
                                DECEMBER 31, 1996

                                                                Purchase Cost                  Market Value
                                                          ----------------------------------------------------------
                                               No. of      Share or                      Share or
                                              Shares or      Unit           Total          Unit           Total
          Security Description                  Units
--------------------------------------------------------------------------------------------------------------------

COMPANY STOCK FUND
------------------
Consolidated Stores Corporation
  Common Stock                                  694,647     $16.619       $11,544,341     $32.250       $22,402,365

MUTUAL FUNDS
------------

Merrill Lynch Basic Value Fund                  290,478     $27.354         7,945,720     $31.000         9,004,813

Merrill Lynch Global  Allocation Fund           332,976     $14.372         4,785,454     $14.550         4,844,805

Merrill Lynch Capital Fund                      176,949     $30.017         5,311,550     $31.050         5,494,263

Merrill Lynch Growth Fund                       227,025     $24.456         5,552,135     $26.130         5,932,163

MONEY MARKET FUNDS
------------------

Merrill Lynch Retirement
   Preservation Trust                        12,371,535    $  1.000        12,371,535    $  1.000        12,371,535


                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                SCHEDULE OF REPORTABLE TRANSACTIONS IN EXCESS OF
                  FIVE PERCENT OF CURRENT VALUE OF PLAN ASSETS
                          YEAR ENDED DECEMBER 31, 1996

                                                              No. of
                                            Type/ No. of    Shares or          Purchase                          Gain
          Security Description              Transactions      Units              Cost             Proceeds      (Loss)
-----------------------------------------------------------------------------------------------------------------------
COMPANY STOCK FUND
------------------

Consolidated Stores Corporation
  Common Stock                              Purchase/85       145,062         $ 4,270,400          $      --     $     --

Consolidated Stores Corporation
  Common Stock                                Sales/136        51,212             981,136            1,850,777      869,640

MUTUAL FUNDS
------------

Merrill Lynch Basic Value Fund              Purchase/77       185,655           5,405,443                 --            --

Merrill Lynch Basic Value Fund                Sales/84         20,910             530,206              633,373      103,167

Merrill Lynch Basic Value Fund              Purchase/1        139,387           4,007,377                 --            --

Merrill Lynch Global Allocation Fund        Purchase/74       260,362           3,826,415                 --            --

Merrill Lynch Global Allocation Fund          Sales/75         26,916             372,563              400,250       27,687

Merrill Lynch Global Allocation Fund        Purchase/1        198,539           2,908,598                  --            --

Merrill Lynch Capital Fund                  Purchase/70       149,245           4,513,639                  --            --

Merrill Lynch Capital Fund                    Sales/81         15,419             451,608              473,553       21,945

Merrill Lynch Capital Fund                  Purchase/1        114,749           3,445,902                  --            --

Merrill Lynch Growth Fund                   Purchase/97       220,956           5,375,581                  --            --

Merrill Lynch Growth Fund                     Sales/40         10,229             242,772              258,826       16,054

Merrill Lynch Growth Fund                   Purchase/1        167,772           4,019,812                  --            --

MONEY MARKET FUNDS
------------------

Merrill Lynch Retirement
  Preservation Trust                        Purchase/55    10,898,201          10,898,201                  --            --

Merrill Lynch Retirement
  Preservation Trust                          Sale/107      2,548,005           2,548,005            2,548,005           --

Merrill Lynch Retirement
  Preservation Trust                        Purchase/1      9,120,826           9,120,826                  --            --


                          INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan and (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan and (v) Post Effective Amendment No. 2 to Registration Statement No. 333-2545 on Form S-3 pertaining to the issuance of Consolidated Stores Corporation Common Shares of our report, dated June 23, 1997, accompanying the financial statements of the Consolidated Stores Corporation Savings Plan on Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of Consolidated Stores Corporation for the fiscal year ended February 1, 1997.

DELOITTE & TOUCHE LLP

Dayton, Ohio
June 23, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                 CONSOLIDATED STORES CORPORATION

                                 By: /s/ Michael L. Glazer
                                   ------------------------------------------
                                     Michael L. Glazer,
                                     President

                                 By: /s/ Michael J. Potter
                                   ------------------------------------------
                                     Michael J. Potter,
                                     Senior Vice President, Chief
                                     Financial Officer and Principal
                                     Accounting Officer

                                 CONSOLIDATED STORES CORPORATION SAVINGS PLAN

                                 By: /s/ Brad A.Waite
                                   ------------------------------------------
                                     Brad A. Waite,
                                     Senior Vice President Human Resources

                                     Dated: June 23, 1997