Form 10-Q
period 1997-08-02
CONSOLIDATED STORES CORP /DE/
filed 1997-09-10
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          Quarterly report filed pursuant to section 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997      Commission file number 1-8897

                       CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of September 5, 1997, was 84,319,557 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

FORM 10Q                                                                  Page 1

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                Page
                                                                                ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets                                            3

  Condensed Consolidated Statements of Income                                      4

  Condensed Consolidated Statements of Cash Flows                                  5

  Notes to Condensed Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                  9

PART II - OTHER INFORMATION

Items 1 - 6                                                                       14

Signature                                                                         15



FORM 10Q                                                                  Page 2

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                         AUGUST 2,       FEBRUARY 1,
                                                                           1997             1997*
- ------------------------------------------------------------------------------------------------------
                                 ASSETS
Current Assets:
    Cash                                                                   $     25,447  $     30,044
    Accounts receivable                                                           9,431         9,342
    Inventories                                                               1,041,044       792,665
    Prepaid expenses and deferred income taxes                                  117,992        94,467
- ------------------------------------------------------------------------------------------------------
         Total current assets                                                 1,193,914       926,518
- ------------------------------------------------------------------------------------------------------

Property and equipment - net                                                    415,141       380,095
Other assets                                                                     27,459        23,890
- ------------------------------------------------------------------------------------------------------
                                                                           $  1,636,514  $  1,330,503
======================================================================================================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                       $    299,907  $    295,701
    Accrued liabilities and income taxes                                         51,741       133,635
    Notes payable and current maturities of long-term obligations                87,206        27,892
- ------------------------------------------------------------------------------------------------------
         Total current liabilities                                              438,854       457,228
- ------------------------------------------------------------------------------------------------------

Long-term obligations                                                           463,135       151,292
Deferred income taxes and other noncurrent liabilities                           47,150        39,898

Stockholders' equity:
    Preferred stock - authorized 2,000,000 shares, $.01 par value; none
          issued                                                                     --            --
    Common stock - authorized 1997 - 290,000,000 shares, 1996 -
          90,000,000 shares $.01 par value; issued 84,289,903 and
          66,958,488** shares respectively                                          843           670
    Nonvoting common stock - authorized 8,000,000 shares, $.01 par
          value; none issued                                                         --            --
    Additional paid-in-capital                                                  324,292       312,879
    Retained earnings                                                           362,488       369,022
    Other adjustments                                                              (248)         (486)
- ------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                             687,375       682,085
- ------------------------------------------------------------------------------------------------------
                                                                           $  1,636,514  $  1,330,503
======================================================================================================

* Condensed from audited financial statements
** Unadjusted for 5 for 4 stock split to shareholders of record on June 10, 1997.
The accompanying notes are an integral part of these condensed financial statements.


FORM 10Q                                                                  Page 3

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                       THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                    ------------------------------------------------------
                                                     August 2,      August 3,       August 2,      August 3,
                                                       1997           1996            1997           1996
- --------------------------------------------------------------  --------------  --------------  -----------
Net sales                                           $624,326       $532,547       $1,219,200     $854,516

Cost and expenses:
Cost of sales                                        364,108        315,798        720,171        502,659
Selling and administrative expenses                  251,135        217,106        497,205        341,808
Interest expense                                       6,869          5,094         11,546          6,397
Other - net                                              935            (50)           989           (292)
- --------------------------------------------------------------  --------------  --------------  -----------
                                                     623,047        537,948        1,229,911      850,572
- --------------------------------------------------------------  --------------  --------------  -----------
Income (loss) from continuing operations before
   income taxes and extraordinary charge               1,279         (5,401)       (10,711)         3,944
Income tax expense (benefit)                             499         (1,999)        (4,177)         1,459
- --------------------------------------------------------------  --------------  --------------  -----------
Income (loss) from continuing operations before
   extraordinary charge                                  780         (3,402)        (6,534)         2,485
Discontinued operations                                 --           (3,317)          --           (5,598)
Extraordinary charge                                    --           (1,856)          --           (1,856)
- --------------------------------------------------------------  --------------  --------------  -----------
Net income (loss)                                    $   780        $(8,575)       $(6,534)       $(4,969)
==============================================================  ==============  ==============  ===========


Income (loss) per common and common equiva-
  lent share:
     Continuing operations                           $  0.01        $ (0.04)       $ (0.08)       $  0.03
     Discontinued operations                            --            (0.04)          --            (0.07)
     Extraordinary charge                               --            (0.02)          --            (0.02)
- --------------------------------------------------------------  --------------  --------------  -----------
Net income (loss)                                    $  0.01        $ (0.10)       $ (0.08)       $ (0.06)
==============================================================  ==============  ==============  ===========

Weighted average common and common equiva-
  lent shares outstanding                             88,182         84,444         84,131         81,172
==============================================================  ==============  ==============  ==========





The accompanying notes are an integral part of these condensed financial statements.


FORM 10Q                                                                  Page 4

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      TWENTY-SIX WEEKS ENDED
                                                                                ----------------------------------
                                                                                   August 2,          August 3,
                                                                                     1997                1996
- ------------------------------------------------------------------------------------------------  ----------------
Operating Activities
Net loss                                                                            $  (6,534)     $  (4,969)
Adjustments to net income (loss) to arrive at cash used by
    operations:
      Extraordinary item, net                                                            --            1,856
      Depreciation and amortization                                                    30,839         21,615
      Deferred income taxes                                                             8,570         (2,930)
      Other                                                                             7,868          5,488
      Change in assets and liabilities net of effect from acquired business          (357,859)      (122,575)
- ------------------------------------------------------------------------------------------------  ----------------
              Net cash used for operating activities                                 (317,116)      (101,515)
- ------------------------------------------------------------------------------------------------  ----------------

Investment Activities:
      Payment for acquired business                                                      --         (214,513)
      Capital expenditures                                                            (67,307)       (46,229)
      Other                                                                             2,176          1,912
- ------------------------------------------------------------------------------------------------  ----------------
              Net cash used for investment activities                                 (65,131)      (258,830)
- ------------------------------------------------------------------------------------------------  ----------------

Financing Activities:
      Proceeds from issuance of common stock                                             --          190,647
      Proceeds from credit agreements, net                                            371,309        222,600
      Payment of senior notes and other debt                                             (157)       (35,000)
      Debt issue payments                                                                --          (10,307)
      Extinguishment of debt                                                             --           (2,946)
      Proceeds from exercise of stock options                                           3,813          2,658
      Increase in deferred credits                                                      2,685          2,835
- ------------------------------------------------------------------------------------------------  ----------------
              Net cash provided by financing activities                               377,650        370,487
- ------------------------------------------------------------------------------------------------  ----------------
Increase (decrease) in cash                                                         $  (4,597)     $  10,142
================================================================================================  ================

Supplemental Disclosure of Cash Flow Information:

Income taxes paid                                                                   $  61,767      $  14,350
Interest paid                                                                          11,841          5,245

Supplemental Disclosure of Non Cash Transactions:
Issuance of subordinated notes - Note 2

The accompanying notes are an integral part of these condensed financial statements.

FORM 10Q                                                                  Page 5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------
The condensed consolidated balance sheet at August 2, 1997, and the condensed consolidated statements of income and statements of cash flows for the thirteen and twenty-six week periods ended August 2, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at August 2, 1997, and for the thirteen and twenty-six week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 1, 1997. The results of operations for the period ended August 2, 1997, may not necessarily be indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's income statement to conform to current presentation.

NOTE 2 - ACQUISITION
- --------------------
Effective May 5, 1996, the Company acquired Kay-Bee Center, Inc. (KAY-BEE) from Melville Corporation for a initial purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million in cash and $100 million of subordinated notes, issued to Melville Corporation. Post-closing adjustments recorded in the third quarter 1996, reduced the cash component of the purchase price by $29.7 million to $185.3 million. This acquisition was accounted for as a purchase with the results of KAY-BEE included from the acquisition date. At May 5, 1996, KAY-BEE operated 1,042 toy stores located in all 50 states and Puerto Rico primarily under the names Kay-Bee Toys and Toy Works.

The following summary, prepared on a pro forma basis, combines the results of operations as if KAY-BEE had been acquired at the beginning of the fiscal year presented. Included in the pro forma presentation is the impact of certain purchase adjustments directly attributable to the acquisition which are expected to have a continuing impact.


                                                                  Twenty-six
                                                                  weeks ended
       (In thousands, except per share data)                     August 3, 1996
       =======================================================================
                                                                    Unaudited
       Net sales                                                   $1,030,906
       -----------------------------------------------------------------------
       Loss from:
         Continuing operations before extraordinary charge         $  (15,201)
         Discontinued operations                                       (5,598)
         Extraordinary charge                                          (1,856)
       -----------------------------------------------------------------------
               Net loss                                            $  (22,655)
       =======================================================================

       Loss per common and common equivalent share of stock:
         Continuing operations before extraordinary charge         $    (0.18)
         Discontinued operations                                        (0.06)
         Extraordinary charge                                           (0.02)
       -----------------------------------------------------------------------
               Net loss                                            $    (0.26)
       =======================================================================

FORM 10Q                                                                  Page 6

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the KAY-BEE acquisition been consummated as of the beginning of the fiscal year presented. Additionally, the pro forma financial information is not intended to be a prediction of future results and it does not reflect any synergies that may be achieved from the combined operations.

NOTE 3 - DISCONTINUED OPERATIONS
In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Accordingly, the operating results for this business are reported as a discontinued operation and prior years operating results have been restated. During the second quarter 1997 and corresponding year to date period $3.4 million and $6.9 million, respectively, were charged, net of tax, against the reserve established in 1996 for discontinued operations.

NOTE 4 - INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
Income (loss) per common and common equivalent share are based on the weighted average number of shares outstanding during each period which includes the additional number of shares, as applicable, which would have been issued upon exercise of stock options assuming that the Company used the proceeds received to purchase additional shares at market value.

The Board of Directors authorized 5 for 4 stock splits payable to stockholders of record on December 10, 1996, and June 10, 1997. These stock splits resulted in the issuance of 13,388,264 (unadjusted for June 10, 1997 split) and 16,852,771 new shares of common stock, respectively. All references in the financial statements to average number of shares outstanding and income (loss) per share amounts have been restated to reflect the splits unless otherwise noted.

NOTE 5 - STOCK OFFERING
As of June 10, 1996, the Company completed an offering of 5,125,000 (8,007,812 as adjusted for subsequent stock splits) shares of common stock. Net proceeds to the Company were approximately $190.6 million.

NOTE 6 - EXTRAORDINARY ITEM
During the second quarter of 1996 the Company recorded an extraordinary item in connection with the early extinguishment for $35 million of 10.5% senior notes. The charge before income taxes was $2.9 million.

NOTE 7 - NEW ACCOUNTING STANDARD
The Company calculates earnings (loss) per share using methods prescribed by Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share". In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and fully diluted income (loss) per share on the face of the statement of income. For the periods ended August 2, 1997, and August 3, 1996, the basic and diluted income (loss) per share calculated pursuant to SFAS No. 128 are not materially different from primary income (loss) per share calculated under APB No. 15.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services,

FORM 10Q                                                                  Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

FORM 10Q                                                                  Page 8

                   CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
OVERVIEW. The Company is the nation's largest closeout retailer and the nation's largest mall-based toy retailer with 1,869 stores located in all 50 states and Puerto Rico. The Company operates 649 retail closeout stores under the names ODD LOTS and BIG LOTS (Closeout Stores) in the midwestern, southern and mid-Atlantic regions of the United States, and 1,220 retail toy and closeout toy stores throughout the United States and Puerto Rico, primarily under the names K-B TOYS, K-B TOY WORKS, and K-B TOY OUTLET (Toy Stores). 1,042 of the Toy Stores were acquired as of May 5, 1996 in the acquisition of KAY-BEE. As a value retailer specializing in toys and closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

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

TRENDS. The Company has historically experienced seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. The Company's quarterly results can also be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Due to the increase in the Company's retail toy operations as a result of the KAY-BEE acquisition on May 5, 1996, it is anticipated that a substantial amount of net sales, operating profit and net income will be realized in the fourth fiscal quarter. Quarterly fluctuations in inventory balances are normal reflecting the opportunistic purchases available at any given time and the expansion of the Company's store base. Historically, on a per store basis, inventory levels are lower at the end of the Company's fiscal year and build through the remaining three quarters of the year to a peak level in the third quarter. Accounts payable generally follow a trend similar to inventories.


FORM 10Q                                                                  Page 9

                   CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

The following table compares components of the statement of income as a percent of net sales and reflects the number of stores in operation at the end of each period.

                                                                    Thirteen weeks ended         Twenty-six weeks ended
                                                                 August 2,      August 3,      August 2,      August 3,
                                                                   1997           1996           1997           1996
                                                                ----------     ----------     ----------     ----------
                                                                         (Percent to total net sales)

Net sales:
   Closeout                                                           58.5 %         59.3 %         57.2 %         71.9 %
   Toys                                                               40.2           39.1           41.1           25.9
   Other                                                               1.3            1.6            1.7            2.2
                                                                ----------     ----------     ----------     ----------
                                                                     100.0          100.0          100.0          100.0
Cost of sales                                                         58.3           59.3           59.1           58.8
                                                                ----------     ----------     ----------     ----------
Gross profit                                                          41.7           40.7           40.9           41.2
Selling and administrative expenses                                   40.2           40.8           40.8           40.0
                                                                ----------     ----------     ----------     ----------
Operating profit (loss)                                                1.5           (0.1)           0.1            1.2
Interest expense                                                       1.1            1.0            0.9            0.7
Other - net                                                            0.1           --              0.1           --
                                                                ----------     ----------     ----------     ----------
Income (loss) from continuing operations before income
   taxes and extraordinary charge                                      0.3           (1.1)          (0.9)           0.5
Income tax expense (benefit)                                           0.1           (0.4)          (0.3)           0.2
                                                                ----------     ----------     ----------     ----------
Income (loss) from continuing operations before
  extraordinary charge                                                 0.2           (0.7)          (0.6)           0.3

Discontinued operations                                               --             (0.6)          --             (0.7)
Extraordinary charge                                                  --             (0.3)          --             (0.2)
                                                                ----------     ----------     ----------     ----------
Net income (loss)                                                      0.2 %         (1.6)%         (0.6)%         (0.6)%
                                                                ==========     ==========     ==========     ==========

                                                                                               August 2,       August 3,
                                                                                                 1997            1996
                                                                                              ----------     ----------
Retail stores in operation at end of period:
  Closeout                                                                                           649            571
  Toys                                                                                             1,220          1,165
                                                                                              ----------     ----------
                                                                                                   1,869          1,736
                                                                                              ==========     ==========


In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. The 1996 operations of these stores are reported as discontinued operations. During the second quarter 1997 and corresponding year to date period $3.4 million and $6.9 million, respectively, were charged, net of tax, against the reserve established in 1996 for discontinued operations.

SALES. Net sales for the thirteen and twenty-six week periods ended August 2, 1997, increased 17.2% and 42.7%, respectively. Comparable store sales for stores open two years at the beginning of the fiscal year increased 10.0% for the quarter and 9.8% for the year to date period. The sales improvement reflects comparable store sales increases in each operating segment, the greater number of closeout stores in operation during the period, and the sales performance of K-B TOYS acquired at the start of the second quarter of fiscal 1996.

FORM 10Q                                                                 Page 10

                   CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

Net sales and comparable store sales by operating unit were as follows:


                                   Thirteen weeks ended
                               ---------------------------
                                 August 2,       August 3,     Percentage
      Operating Segment            1997            1996          Change
- ----------------------------   ----------       ----------      ---------
                                       (In thousands)

Closeout                       $  364,948       $  316,052            15.5%
Toys                              251,023          208,196            20.6
Other                               8,355            8,299             0.7
                               ----------       ----------      ----------
                               $  624,326       $  532,547            17.2%
                               ==========       ==========      ==========

Comparable store sales:
- ----------------------------
Closeout                              5.4%            2.1%
Toys                                 16.3%            6.5%*

                                  Twenty-six weeks ended
                               ---------------------------
                                 August 2,       August 3,     Percentage
                                   1997            1996          Change
                               ----------       ----------      ---------
                                       (In thousands)
Closeout                       $  697,609       $  614,768            13.5%
Toys                              501,606          221,737           126.2
Other                              19,985           18,011            11.0
                               ----------       ----------      ----------
                               $1,219,200       $  854,516            42.7%
                               ==========       ==========      ==========

Comparable store sales:
- ----------------------------
Closeout                              3.5%            3.9%
Toys                                 18.2%            7.0%*

* Includes KAY-BEE comparable store sales from date of acquisition.

GROSS PROFIT. Gross profit as a percent of net sales was 41.7% for the second quarter of fiscal 1997 compared to 40.7% in the same 1996 period. This improvement is primarily attributable to improved initial markups in the Closeout segment offset to some extent by a slight decline in the Toy Stores resulting from increased video games sales which traditionally have a smaller gross profit percentage. In the Toy Stores the Company has gradually increased the availability of closeout toys, which traditionally have a higher gross profit percentage, over the past year from approximately 20% to approximately 30%. Gross profit was 40.9% and 41.2% for the first six months of fiscal 1997 and 1996, respectively. Components of gross profit as a percent to each operating segments sales were as follows:


                                   Thirteen weeks ended           Twenty-six weeks ended
                               ------------------------------  ------------------------------
                                 August 2,       August 3,       August 2,       August 3,
      Operating Segment            1997            1996            1997            1996
- ------------------------------  ----------     ----------     ----------     ----------

Closeout                              42.3%          40.6%          41.7%          41.4%
Toys                                  41.2           41.5           40.5           42.0
Other                                 27.2           22.6           25.7           22.9
                                ----------     ----------     ----------     ----------
                                      41.7%          40.7%          40.9%          41.2%
                                ==========     ==========     ==========     ==========


FORM 10Q                                                                 Page 11

                   CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 40.2% and 40.8% in the second quarter of fiscal 1997 and 1996, respectively and 40.8% and 40.0% in each of the year to date periods. Historically the Toy Stores cost structure has resulted in a higher percentage ratio of selling and administrative expenses to net sales in the first three quarters of the year. Accordingly, the comparative year to date increment in selling and administrative expenses as a percent to net sales reflects the full period impact in 1997 of KAY-BEE Toys.

INTEREST EXPENSE. Interest expense increased $1.8 million in the second quarter of 1997 and rose $5.1 million for the year to date period. The increase was attributable to higher weighted average debt levels utilized principally to support operating requirements for the increased number of Toy Stores, increased inventory levels, and capital expenditures.

INCOME TAXES. The estimated annual effective income tax rate for the Company has increased from 37.0% in 1996 to 39.0%. The increase in rate results primarily from the surrender of the Company's corporate-owned life insurance program in 1996.

CAPITAL RESOURCES AND LIQUIDITY
Working capital at August 3, 1997, was $755.1 million, a 60.8% increase compared to $469.3 million at February 1, 1997. The primary sources of liquidity for the Company has been, and continues to be, cash flow from operations and borrowings under available credit facilities. Net cash used by operations in each of the twenty-six week periods ended August 2, 1997, and August 3, 1996, as detailed in the condensed consolidated statements of cash flows, was $317.2 million and $101.5 million, respectively. The utilization by operations in 1997 is principally attributable to increased inventory levels reflecting the greater number of stores in operation, the strong opportunistic availability of closeout merchandise, and the impact of seasonality in the toy business. Future comparisons of funds used and provided by operations are anticipated to continue to fluctuate as a result of these factors. Additionally, the Company had capital expenditures of $67.3 million and $46.2 million in each respective year to date period. Capital expenditures in 1997 are expected to be approximately $110 million to $120 million principally for the anticipated opening of 85 to 95 net Closeout Stores and estimated 100 net Toy Stores plus capital requirements for warehouse expansion and systems needs.

As necessary, the Company supplements its capital and operating cash requirements with borrowings under available credit facilities. At August 2, 1997, approximately $70.9 million was available for direct borrowings under the Company's $600 million Revolving Credit Facility (Revolver) and an additional $43.1 million of uncommitted credit facilities were available, subject to the terms of the Revolver.

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


FORM 10Q                                                                 Page 12

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.  Not applicable.

Item 2.    Changes in Securities.  Not applicable.

Item 3.    Defaults Upon Senior Securities.  Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders.

(a)   The Company's Annual Meeting was held on May 20, 1997.

(b) The number of shares of voting Common Stock, $.01 par value per share, outstanding as of April 3, 1997, the record date was 67,339,903(1).

(c) The number of shares of Common Stock of the Company represented in person or by proxy and eligible to vote was 62,735,329(1).

(d) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

(e) A proposal to approve the Amendment to the Fourth Article of Incorporation of the Company increasing the authorized number of shares of Common Stock, $.01 par value per share, of the Company from 90,000,000 to 290,000,000 was approved by a majority vote of the stockholders.

      The vote on this proposal was:

        41,397,621(1)         21,287,814(1)           49,894(1)
        -------------        --------------        -------------
            (For)               (Against)             (Abstain)


(1) Unadjusted for 5 for 4 stock split to shareholders of record on June 10, 1997.

Item 5.  Other Information.

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward looking statements are subject to risks and uncertainties including but not limited to competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.


FORM 10Q                                                                 Page 13

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


(a)   Exhibits.

      Exhibit No.                         Document
    --------------     --------------------------------------------------------
        10(a)          Transfer Agreement, dated as of May 9, 1997, among
                       Consolidated Stores Corporation, an Ohio
                       corporation, Nashua Hollis CVS, Inc., a New
                       Hampshire corporation, The Bank of New York, a New
                       York banking corporation, as Trustee, and each of
                       the purchasers (as defined)

        10(b) Consolidated Stores Corporation, Note Agreement dated May 9, 1997, for $100,000,000 7% Senior
                       Subordinated Notes Due May 4, 2000

         27            Financial Data Schedule

(b)   Reports on Form 8-K.

      During the quarter covered by this report the Company filed the following
      Current Report.

      Form/Date                              Topic
    --------------     --------------------------------------------------------
      Form  8-K         Announcement of 5 for 4 stock split to shareholders of
     May 21, 1997       record June 10, 1997 to be distributed June 24, 1997


FORM 10Q                                                                 Page 14

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONSOLIDATED STORES CORPORATION
                                             -------------------------------
                                                      (Registrant)

     Dated:   September 10, 1997             By: /s/ Michael J. Potter
     ------   ------------------             -------------------------
                                                 Michael J. Potter, Sr. Vice President,
                                                 Chief Financial Officer, and Principal
                                                 Accounting Officer

FORM 10Q                                                                 Page 15