Form 10-Q
period 1997-11-01
CONSOLIDATED STORES CORP /DE/
filed 1997-12-12
CIK 768835

                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-Q

         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997    Commission file number 1-8897

                        CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896







Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of December 9, 1997, was 84,384,840 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

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

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 NOVEMBER 1,        FEBRUARY 1,
                                                                                    1997               1997*
----------------------------------------------------------------------------------------------------------------
                                  ASSETS
Current Assets:
     Cash and cash equivalents                                                  $    27,645         $    30,044
     Accounts receivable                                                             10,935               9,342
     Inventories                                                                  1,228,513             792,665
     Prepaid expenses and deferred income taxes                                     121,429              94,467
----------------------------------------------------------------------------------------------------------------
          Total current assets                                                    1,388,522             926,518
----------------------------------------------------------------------------------------------------------------

     Property and equipment - net                                                   432,647             380,095
     Other assets                                                                    26,408              23,890
----------------------------------------------------------------------------------------------------------------
                                                                                $ 1,847,577         $ 1,330,503
================================================================================================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   390,006         $   295,701
     Accrued liabilities and income taxes                                            47,546             133,635
     Notes payable and current maturities of long-term obligations                   53,813              27,892
----------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                 491,365             457,228
----------------------------------------------------------------------------------------------------------------

Long-term obligations                                                               616,054             151,292
Deferred income taxes and other noncurrent liabilities                               47,941              39,898

Stockholders' equity:
     Preferred stock - authorized 2,000,000 shares, $.01 par value;
          none issued                                                                    --                  --
     Common stock - authorized 90,000,000 shares, $.01 par value; issued
          84,359,968 and 83,698,110 shares respectively                                 844                 837
     Nonvoting common stock - authorized 8,000,000 shares, $.01 par
          value; none issued                                                             --                  --
     Additional paid-in-capital                                                     325,816             312,712
     Retained earnings                                                              365,686             369,022
     Other adjustments                                                                 (129)               (486)
----------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                692,217             682,085
----------------------------------------------------------------------------------------------------------------
                                                                                $ 1,847,577         $ 1,330,503
================================================================================================================


* Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                                  --------------------                  -----------------------
                                                             NOVEMBER 1,         NOVEMBER 2,        NOVEMBER 1,          NOVEMBER 2,
                                                                 1997               1996                1997                1996
------------------------------------------------------------------------        -----------         -----------         -----------

Net sales                                                    $   669,826        $   597,314         $ 1,889,026         $ 1,451,830

Cost and expenses:
    Cost of sales                                                384,420            342,230           1,104,591             844,889
    Selling and administrative expenses                          271,562            248,467             768,767             590,275
    Interest expense                                               8,176              6,344              19,722              12,741
    Other - net                                                      426             (1,376)              1,415              (1,668)
------------------------------------------------------------------------        -----------         -----------         -----------
                                                                 664,584            595,665           1,894,495           1,446,237
------------------------------------------------------------------------        -----------         -----------         -----------
Income (loss) from continuing operations
    before income taxes and extraordinary
    charge                                                         5,242              1,649              (5,469)              5,593
Income tax expense (benefit)                                       2,044                608              (2,133)              2,067
------------------------------------------------------------------------        -----------         -----------         -----------
Income (loss) from continuing operations
    before extraordinary charge                                    3,198              1,041              (3,336)              3,526
Discontinued operations                                               --             (4,059)                 --              (9,657)
Extraordinary charge                                                  --                 --                  --              (1,856)
------------------------------------------------------------------------        -----------         -----------         -----------
    Net income (loss)                                        $     3,198        $    (3,018)        $    (3,336)        $    (7,987)
========================================================================        ===========         ===========         ===========

Income (loss) per common and common equivalent share:
      Continuing operations                                  $      0.04        $      0.01         $     (0.04)        $      0.04
      Discontinued operations                                         --              (0.04)                 --               (0.12)
      Extraordinary charge                                            --                 --                  --               (0.02)
------------------------------------------------------------------------        -----------         -----------         -----------
    Net income (loss)                                        $      0.04        $     (0.03)        $     (0.04)        $     (0.10)
========================================================================        ===========         ===========         ===========

Weighted average common and common equivalent
    shares outstanding                                            88,502             86,774              84,197              83,051
========================================================================        ===========         ===========         ===========




The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               THIRTY-NINE WEEKS ENDED
                                                                             NOVEMBER 1,       NOVEMBER 2,
                                                                                1997              1996
---------------------------------------------------------------------------------------        ----------

Cash provided by (used for) operations:
    Net loss                                                                 $  (3,336)        $  (7,990)
    Adjustments to net loss to arrive at cash used by operations:
         Extraordinary item, net                                                    --             1,856
         Depreciation and amortization                                          43,743            36,149
         Deferred income taxes                                                  13,306           (14,037)
         Other                                                                   7,991             6,358
         Change in assets and liabilities net of effect from acquired
             business                                                         (465,669)         (272,330)
--------------------------------------------------------------------------------------         ---------
            Net cash used for operations                                      (403,965)         (249,994)
--------------------------------------------------------------------------------------         ---------

Cash provided by (used for) investment activities:
    Payment for acquired business                                                   --          (185,300)
    Capital expenditures                                                       (99,001)          (70,337)
    Other                                                                        2,650             5,803
--------------------------------------------------------------------------------------         ---------
        Net cash used for investment activities                                (96,351)         (249,834)
--------------------------------------------------------------------------------------         ---------

Cash provided by (used for) financing activities:
    Proceeds from issuance of common stock                                          --           190,647
    Proceeds from credit agreements, net                                       490,921           375,000
    Payment of senior notes and long-term obligations                             (238)          (35,162)
    Debt issue payments                                                             --           (10,393)
    Extinguishment of debt                                                          --            (2,946)
    Proceeds from exercise of stock options                                      4,549             3,299
    Increase in deferred credits                                                 2,685             3,209
--------------------------------------------------------------------------------------         ---------
        Net cash provided by financing activities                              497,917           523,654
--------------------------------------------------------------------------------------         ---------
Increase (decrease) in cash                                                  $  (2,399)        $  23,826
======================================================================================         =========

Supplemental Data
-----------------
    Income taxes paid                                                        $  62,644         $  15,158
    Interest paid                                                               23,045            10,047

Supplemental Disclosure of Non Cash Transactions
------------------------------------------------
    Issuance of subordinated notes - Note 2


The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at November 1, 1997 and the condensed consolidated statements of income and statements of cash flows for the thirteen and thirty-nine week periods ended November 1, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at November 1, 1997 and for the thirteen and thirty-nine week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 1, 1997. The results of operations for the period ended November 1, 1997, may not necessarily be indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's balance sheet and income statement to conform to current presentation.

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

(In thousands, except per share data)                             Thirty-nine
                                                                  weeks ended
                                                                  November 2,
                                                                     1996
=============================================================================
                                                                   Unaudited
Net sales                                                        $ 1,628,220
-----------------------------------------------------------------------------
Loss from:
  Continuing operations before extraordinary charge              $   (14,160)
  Discontinued operations                                             (9,657)
  Extraordinary charge                                                (1,856)
-----------------------------------------------------------------------------
        Net loss                                                 $   (25,673)
=============================================================================

Loss per common and common equivalent share of stock:
  Continuing operations before extraordinary charge              $     (0.17)
  Discontinued operations                                              (0.11)
  Extraordinary charge                                                 (0.02)
-----------------------------------------------------------------------------
        Net loss                                                 $     (0.30)
=============================================================================

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the KAY-BEE acquisition been consummated as of the beginning of the

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


fiscal year presented. Additionally, the pro forma financial information is not intended to be a prediction of future results and it does not reflect any synergies that may be achieved from the combined operations.

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Accordingly, the operating results for this business are reported as a discontinued operation and prior years operating results have been restated. During the third quarter 1997 and corresponding year to date period, $4.4 million and $9.4 million, respectively, were charged, net of tax, against the reserve established in 1996 for discontinued operations.

NOTE 4 - INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
-------------------------------------------------------------

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

NOTE 5 - STOCK OFFERING
-----------------------

As of June 10, 1996, the Company completed an offering of 5,125,000 (8,007,812 as adjusted for subsequent stock splits) shares of common stock. Net proceeds to the Company were approximately $190.6 million.

NOTE 6 - EXTRAORDINARY ITEM
---------------------------

During the second quarter of 1996 the Company recorded an extraordinary item in connection with the early extinguishment of $35 million of 10.5% senior notes. The charge before income taxes was $2.9 million.

NOTE 7 - NEW ACCOUNTING STANDARDS
---------------------------------

The Company calculates earnings (loss) per share using methods prescribed by Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share". In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and fully diluted income (loss) per share on the face of the statement of income. For the periods ended November 1, 1997, and November 2, 1996, the basic and diluted income
(loss) per share calculated pursuant to SFAS No. 128 are not materially different from primary income (loss) per share calculated under APB No.
15.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENT; PROPOSED MERGER
------------------------------------------

On November 5, 1997 the Company announced it had entered into an Agreement and Plan of Merger with Mac Frugal's Bargains Close-outs Inc. (Mac Frugal's). The transaction is subject to customary conditions, including approval by both companies' shareholders and regulatory agencies. The transaction is expected to close in January 1998.

Mac Frugal's operates a chain of 321 closeout retail stores in 18 states. These stores do business as PIC `N' SAVE and MAC FRUGAL'S BARGAINS CLOSE-OUTS. Mac Frugal's, headquartered in Dominguez, California, had sales and net income of $773 million and $43 million, respectively, for the fiscal year ended February 2, 1997

Under the terms of the agreement, Consolidated Stores will issue between 0.88 and 1.00 share of its common stock for each Mac Frugal's share. The final exchange ratio will be based on the average closing price per share of Consolidated Stores stock during a twenty day period prior to the effective time of the merger. Based on Consolidated Stores twenty day average closing price through November 4, 1997, the exchange ratio would be 0.99.

In connection with the merger the Company expects to take a pretax charge of $75 to $100 million relating to the cost of integrating the two companies. The stock-for-stock transaction will be accounted for as a pooling-of-interests and will be tax-free to both companies and their respective shareholders.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

OVERVIEW. The Company is the nation's largest closeout retailer and the nation's largest mall-based toy retailer with 1,946 stores located in all 50 states and Puerto Rico. The Company operates 677 retail closeout stores under the names ODD LOTS and BIG LOTS (Closeout Stores) in the midwestern, southern and mid-Atlantic regions of the United States, and 1,269 retail toy and closeout toy stores throughout the United States and Puerto Rico, primarily under the names KB
TOYS, KB TOY WORKS, and KB TOY OUTLET (Toy Stores). 1,042 of the Toy Stores were acquired as of May 5, 1996 in the acquisition of KAY-BEE. As a value retailer specializing in toys and closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

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

                                                               THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                               --------------------             -----------------------
                                                           NOVEMBER 1,      NOVEMBER 2,       NOVEMBER 1,      NOVEMBER 2,
                                                              1997             1996              1997             1996
                                                         ---------------- ----------------  ---------------- ----------------
                                                                            (Percent to total net sales)
Net sales:
   Closeout                                                  56.9 %           57.3 %            57.1 %           65.9 %
   Toys                                                      41.6             40.9              41.3             32.2
   Other                                                      1.5              1.8               1.6              1.9
                                                       ---------------- ----------------  ---------------- ----------------
                                                            100.0            100.0             100.0            100.0
Cost of sales                                                57.4             57.3              58.5             58.2
                                                       ---------------- ----------------  ---------------- ----------------
Gross profit                                                 42.6             42.7              41.5             41.8
Selling and administrative expenses                          40.5             41.6              40.7             40.7
                                                       ---------------- ----------------  ---------------- ----------------
Operating profit (loss)                                       2.1              1.1               0.8              1.1
Interest expense                                              1.2              1.0               1.0              0.9
Other - net                                                   0.1             (0.2)              0.1             (0.1)
                                                       ---------------- ----------------  ---------------- ----------------
Income (loss) from continuing operations before income
   taxes and extraordinary charge                             0.8              0.3              (0.3)             0.3
Income tax expense (benefit)                                  0.3              0.1              (0.1)             0.1
                                                       ---------------- ----------------  ---------------- ----------------
Income (loss) from continuing operations before
   extraordinary charge                                       0.5              0.2              (0.2)             0.2
Discontinued operations                                        --             (0.7)               --             (0.7)
Extraordinary charge                                           --               --                --             (0.1)
                                                       ---------------- ----------------  ---------------- ----------------
Net income (loss)                                             0.5 %           (0.5)%            (0.2)%           (0.6)%
                                                       ================ ================  ================ ================

                                                                                              NOVEMBER 1,      NOVEMBER 2,
                                                                                                 1997             1996
                                                                                          ---------------- ----------------
Retail stores in operation at end of period:
   Closeout                                                                                      677              649
   Toys                                                                                        1,269            1,220
                                                                                          ================ ================
                                                                                               1,946            1,869
                                                                                          ================ ================


SALES. Net sales for the thirteen and thirty-nine week periods ended November 1, 1997, increased 12.1% and 30.1%, respectively. Comparable store sales for stores open two years at the beginning of the fiscal year increased 5.4% for the quarter and 8.2% for the year to date period. In addition to the positive comparable stores sales increases the sales improvement reflects the greater number of close-out and specialty stores in operation during the respective periods and the sales performance of KAY-BEE acquired at the beginning of the second quarter of fiscal 1996.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Net sales by operating unit were as follows:

                         THIRTEEN WEEKS ENDED
                         --------------------
 Operating Segment    NOVEMBER 1,       NOVEMBER 2,        Percentage
                        1997               1996              Change
------------------- -------------    ----------------    ---------------
                             (In thousands)
Closeout              $381,058            $342,331             11.3%
Toys                   278,475             244,328             14.0
Other                   10,293              10,655             (3.4)
                      ========            ========             ====
                      $669,826            $597,314             12.1%
                      ========            ========             ====

Comparable store sales:
-----------------------
Closeout                                       2.8%
Toys                                           8.5%*

                        TWENTY-SIX WEEKS ENDED
                        ----------------------
                    NOVEMBER 1,          NOVEMBER 2,        Percentage
                        1997                1996              Change
                 ----------------     ----------------    ---------------
                            (In thousands)
Closeout            $1,078,667           $  957,099             12.7%
Toys                   780,081              466,065             67.4
Other                   30,278               28,666              5.6
                    ----------           ----------             ----
                    $1,889,026           $1,451,830             30.1%
                    ==========           ==========             ====

Comparable store sales:
-----------------------
Closeout                                        3.3%
Toys                                           14.6%*

* Includes KAY-BEE comparable store sales from date of acquisition.


GROSS PROFIT. Gross profit as a percent of net sales was 42.6% for the third quarter of fiscal 1997 compared to 42.7% in the same 1996 period and was 41.5% and 41.8% for the first nine months of fiscal 1997 and 1996, respectively. The quarter reflects improved initial markups in the Closeout segment and a decline in gross profit percentage of the Toy Stores resulting from increased video games sales which traditionally have a smaller gross profit percentage. For the quarter and year to date periods, the Company has gradually increased the availability of closeout toys in the Toy Stores, which traditionally have a higher gross profit percentage.

Components of gross profit as a percent to each operating segments sales were as follows:

                                  THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                  --------------------              -----------------------
    Operating Segment          NOVEMBER 1,       NOVEMBER 2,      NOVEMBER 1,       NOVEMBER 2,
                                  1997              1996             1997              1996
--------------------------- ----------------  ---------------- ----------------  ----------------
Closeout                          42.4%             42.0%            41.9%             41.6%
Toys                              43.6              44.5             41.6              43.3
Other                             24.2              22.3             25.2              22.7
                            ----------------  ---------------- ----------------  ----------------
                                  42.6%             42.7%            41.5%             41.8%
                            ================  ================ ================  ================

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 40.5% and 41.6% in the third quarter of fiscal 1997 and 1996 respectively, and 40.7% in each of the year to date periods. Historically the Toy Stores cost structure has resulted in a higher percentage ratio of selling and administrative expenses to net sales in the first three quarters of the year. Accordingly, the comparative year to date increment in selling and administrative expenses as a percent to net sales reflects the full period impact in 1997 of KAY-BEE Toys.

INTEREST EXPENSE. Interest expense increased $1.8 million in the third quarter of 1997 and $7.0 million for the year to date period. The increase was attributable to higher weighted average debt levels utilized principally to support operating requirements for the increased number of Toy Stores, increased inventory levels, and capital expenditures.

INCOME TAXES. The estimated annual effective income tax rate for the Company has increased from 37.0% in 1996 to 39.0%. The increase in rate results primarily from the surrender of the Company's corporate-owned life insurance program in 1996.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Working capital at November 1, 1997, was $897.2 million, a 91.2% increase compared to $469.3 million at February 1, 1997. The primary sources of liquidity for the Company has been, and continues to be, cash flow from operations and borrowings under available credit facilities. Net cash used by operations in each of the thirty-nine week periods ended November 1, 1997, and November 2, 1996, as detailed in the condensed consolidated statements of cash flows, was $404.0 million and $250.0 million, respectively. The utilization by operations in 1997 is principally attributable to increased inventory levels reflecting the greater number of stores in operation, the strong opportunistic availability of closeout merchandise, and the impact of seasonality in the toy business. Future comparisons of funds used and provided by operations are anticipated to continue to fluctuate as a result of these factors. Additionally, the Company had capital expenditures of $99.0 million and $70.3 million in each respective year to date period. Capital expenditures in 1997 are expected to be approximately $110 million to $120 million principally for the anticipated opening of approximately 75 net Closeout Stores and an estimated 80 to 90 net Toy Stores plus capital requirements for warehouse expansion and systems needs.

As necessary, the Company supplements its capital and operating cash requirements with borrowings under available credit facilities. At November 1, 1997, approximately $28.6 million was available for direct borrowings under the Company's $600 million Revolving Credit Facility (Revolver) and an additional $65.0 million of uncommitted credit facilities were available, subject to the terms of the Revolver.

The Company continues to believe that it will have adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Other than the planned merger as more fully described below, management is not aware of any other current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.


OTHER EVENTS; PLANNED MERGER
----------------------------

On November 5, 1997 the Company announced it had entered into an Agreement and Plan of Merger with Mac Frugal's Bargains Close-outs Inc. (Mac Frugal's). The transaction is subject to customary conditions, including approval by both companies' shareholders and regulatory agencies. The transaction is expected to close in January 1998.

Mac Frugal's operates a chain of 321 closeout retail stores in 18 states. These stores do business as PIC `N' SAVE and MAC FRUGAL'S BARGAINS CLOSE-OUTS. Mac Frugal's, headquartered in Dominguez, California, had sales and net income of $773 million and $43 million, respectively, for the fiscal year ended February 2, 1997.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Under the terms of the agreement, Consolidated Stores will issue between 0.88 and 1.00 share of its common stock for each Mac Frugal's share. The final exchange ratio will be based on the average closing price per share of Consolidated Stores stock during a twenty day period prior to the effective time of the merger. Based on Consolidated Stores twenty day average closing price through November 4, 1997, the exchange ratio would be 0.99.

Management believes the merger will result in a number of important synergies and it is expected that certain business functions of Mac Frugal's will be integrated into the operations of the Company following the merger. In connection with the merger the Company expects to take a pretax charge of $75 to $100 million relating to the cost of integrating the two companies. The merger is expected to be accretive to earnings, before synergies or any onetime charges associated with the merger. The stock-for-stock transaction will be accounted for as a pooling-of-interests and will be tax-free to both companies and their respective shareholders.

This transaction will expand the Company's closeout store presence from coast to coast, with over 1,000 closeout store locations and minimal market overlap. Mac Frugal's stores are comparable to the Company's ODD LOTS and BIG LOTS STORES in size and the closeout merchandise strategies of the two companies are similar. The combined company is projected to have over $4 billion in revenue for the fiscal year ending January 1998.

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

                  Item 6.  Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                         Exhibit No.                   Document
                         -----------    ----------------------------------------
                             27         Financial Data Schedule

                  (b) Reports on Form 8-K.

                      During the quarter covered by this report the Company filed the following Current Report.

                          Form/Date                     Topic
                         -----------    ----------------------------------------
                         Form 8-K      Agreement and Plan of Merger with Mac
                         Frugal's - Bargains Close-outs Inc. Nov. 6, 1997

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



                                                CONSOLIDATED STORES CORPORATION
                                                -------------------------------
                                                          (Registrant)



Dated: December 9, 1997                  By:   /s/ Michael J. Potter
                                               ---------------------------------
                                               Michael J. Potter,
                                                  Sr. Vice President,  Chief
                                                  Financial Officer, and
                                                  Principal Accounting Officer