Form 10-K
period 1998-01-31
CONSOLIDATED STORES CORP /DE/
filed 1998-04-22
CIK 768835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $4,711,479,611 on March 27, 1998. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 107,079,082 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of March 27, 1998, was 107,378,774 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                       Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement are incorporated by reference into Part III.

                                   FORM 10-K

                                  ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
              PART I

              Item 1.          Business                                                              3
              Item 2.          Properties                                                            10
              Item 3.          Legal Proceedings                                                     12
              Item 4.          Submission of Matters to Vote of Security Holders                     12

              PART II

              Item 5.          Market for the Registrant's Common Equity and
                                 Related Stockholder Matters                                         14
              Item 6.          Selected Financial Data                                               15
              Item 7.          Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                 17
              Item 8.          Financial Statements and Supplementary Data                           22
              Item 9.          Changes in and Disagreements with Accountants on
                                 Accounting and Financial Disclosures                                42

              PART III

              Item 10.         Directors and Executive Officers of the Registrant                    42
              Item 11.         Executive Compensation                                                42
              Item 12.         Security Ownership of Certain Beneficial Owners and Management        42
              Item 13.         Certain Relationships and Related Transactions                        42

              PART IV

              Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K      42


FORM 10-K                                                                Page 2

                                     PART I

ITEM 1 BUSINESS

THE COMPANY

Consolidated Stores Corporation was incorporated in Delaware in 1983. Its principal executive offices are located at 300 Phillipi Road, P.O. Box 28512, Columbus, Ohio 43228-0512, and its telephone number is (614) 278-6800. All references herein to the "Company" are to Consolidated Stores Corporation and its subsidiaries.

The Company is a value retailer focused on closeout merchandise and toys seeking to provide the budget conscious consumer with a broad range of quality, name-brand products at exceptional values. As of January 31, 1998, the Company operated 2,274 stores located in all 50 states and Puerto Rico and is the nation's largest closeout retailer and largest mall based toy retailer. The Company operated 1,025 retail closeout stores, primarily under the names Odd Lots, Big Lots, Mac Frugal's Bargains Close-outs, and Pic `N' Save
(collectively "Closeout Stores") and 1,249 retail toy and closeout toy stores primarily under the names KB Toys, KB Toy Works, and KB Toy Outlet
(collectively "Toy Stores").

The Company's goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, and toy retailing by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost-containment has made it a low-cost, value retailer well-positioned for future growth.

BUSINESS GROUPS

The Company's principal businesses range across two retail industry groups; closeouts and toys. Sales and cost of sales during the last six years for each of the Company's business groups appear in Item 6 "Selected Financial Data" included herein. The percent of net sales to total net sales by business group and gross profit as a percent to net sales by business group for each of the past three fiscal years is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" also included herein.

Financial information by business group, containing information on revenues, operating profit, depreciation and amortization, and capital expenditures for each of the last three fiscal years and identifiable assets for each of the last two fiscal years, appears in the "Notes to Consolidated Financial Statements - Business Group Information" included herein.

INDUSTRY OVERVIEW

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

Recent trends in the retail industry are favorable to closeout retailers. These trends include retailer consolidations and just-in-time inventory processes, which have resulted in a shift of inventory risk from retailers to manufacturers. In addition, in order to maintain their market share in an increasingly competitive environment, manufacturers are


FORM 10-K                                                                Page 3
introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make closeout retailers an integral part of manufacturers' overall distribution process. As a result, manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as the Company, that can purchase larger quantities of merchandise and can control the distribution and advertising of specific products.

RETAIL OPERATIONS

CLOSEOUT STORES. The Company has been able to operate profitably a large number of Closeout Stores in relatively close proximity in markets with favorable demographics and suitable store sites. For example, the Company operates 281 of the total 1,025 Closeout Stores in Ohio and California. Management believes that there are substantial opportunities to increase store counts in existing markets.

The Company's Closeout Stores carry a wide variety of name-brand consumer products, including food items, health and beauty aids, electronics, housewares, tools, paint, lawn and garden, hardware, sporting goods, toys and softlines. The Closeout Stores also sell factory reconditioned products and lower-priced, private-label merchandise in selected product categories. Certain core categories of merchandise are carried on a continual basis, although the specific name-brands offered may change frequently. The Company also supplements its broad selection of consumer products in core product categories with seasonal goods and holiday merchandise. Closeout Stores are located predominantly in strip shopping centers located in the southwestern, midwestern, southern and mid-Atlantic regions of the United States. Because of their low operating costs, the Closeout Stores are generally profitable within their first full year of operation.

TOY STORES. The Company has been in the toy retailing business since its inception and has operated stand-alone toy stores since 1994. As discussed below (see "Business Combinations and Discontinued Operation") the acquisition of Kay-Bee Center, Inc. (KB) enabled the Company to expand significantly its retail toy store business at a relatively low cost. As a result of the acquisition, the Company has more than doubled its purchases of closeout toys and became the largest purchaser of closeout toys in the United States. The Company believes that this combined purchasing power has enhanced its ability to source high-quality closeout toys for all of its stores at competitive prices.

The Toy Stores offer a broad variety of closeout toys, as well as currently promoted retail toys (known as "in-line toys") and traditional toy merchandise. The Company's Toy Stores are located in enclosed shopping malls, outlet malls, and strip shopping centers. The Company has a large presence in enclosed shopping malls with 930 Toy Stores where the Company is usually the exclusive toy store. The balance of the Toy Stores are generally a smaller strip shopping center store striving to appeal to customers seeking value and the convenience not offered by toy superstores. Enclosed mall and strip shopping center Toy Stores carry a combination of in-line toys and close-out merchandise. Toy Stores located in outlet malls carry primarily closeout toys.

The Company also operates temporary stores during the holiday selling season which are open for approximately six to eight weeks and carry primarily closeout merchandise. These temporary stores provide increased sales and profits during the peak holiday selling season by utilizing vacant store space obtained on favorable terms.

BUSINESS COMBINATIONS AND DISCONTINUED OPERATION

In the last two fiscal years, the Company has completed the following business combinations which have significantly expanded its presence in closeout and toy retailing.



FORM 10-K                                                                Page 4

In January, 1998, Consolidated Stores Corporation exchanged 23.4 million shares of its common stock for all of the outstanding stock of Mac Frugal's Bargains Closeouts, Inc. (Mac Frugal's). The merger increased the number of retail stores operated by the Company by approximately 20%, and significantly expanded the Company's retail sale of close-out merchandise, which, as a category, is highly competitive, very seasonal and heavily dependent on the ability to select and purchase quality merchandise at attractive prices. Additionally, most of the Mac Frugal's stores are located in the southwestern United States, a geographic area in which Consolidated Stores had not previously operated retail closeout stores. Historically, the Company focused its closeout store operations in the Midwestern, Southern and Mid-Atlantic regions of the United States. This business combination was accounted for as a pooling of interest and, accordingly, all financial statements have been restated to include the results of Mac Frugal's for all periods presented.

In May 1996, the Company acquired KB (including 1,042 retail toy stores) from Melville Corporation for an initial purchase price of approximately $315 million (subject to post-closing adjustments), consisting of $215 million in cash and $100 million of subordinated notes. Post-closing adjustments recorded in the third quarter 1996, reduced the cash component of the purchase price by $29.7 million to $185.3 million. This acquisition was accounted for as a purchase with the results of KB included in the consolidated financial statements from the acquisition date.

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and ITZADEAL!. Accordingly, the operating results for this business are reported as a discontinued operation and prior years operating results have been restated.

For additional information concerning the merger, acquisition, and discontinued operation described above, see "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company continually evaluates possible candidates for acquisition and intends to continue to seek opportunities to expand its retail businesses.

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

The Company has no continuing contracts for the purchase of closeout merchandise and relies on buying opportunities from both existing and new sources, for which it competes with other closeout merchandisers and wholesalers. The Company believes that its management has long standing relationships with its suppliers and is competitively positioned to continue to seek new sources in order to maintain an adequate continuing supply of quality merchandise at attractive prices.


FORM 10-K                                                                Page 5

SEASONALITY

The Company has experienced seasonality, with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. Additionally, quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth fiscal quarter, the Company purchases substantial amounts of inventory during the second and third fiscal quarters and hires a significant number of temporary employees to bolster its stores staffing during the fourth fiscal quarter.

The seasonality of the Company's businesses also influences the Company's demand for seasonal borrowings. The Company has traditionally drawn upon its seasonal credit lines in the first three fiscal quarters and substantially repaid the borrowings during the fourth fiscal quarter.

BUSINESS STRATEGY

The Company's goal is to increase net sales and earnings and enhance shareholder value through (i) new store expansion, (ii) comparable store sales increases,
(iii) realization of acquisition synergies and other cost savings programs and
(iv) prudent and selective acquisitions. Accordingly, a business strategy has been implemented of pursuing growth by capitalizing on the Company's following competitive strengths: (a) the ability to offer name-brand products at discounted prices; (b) its purchasing expertise and strong buying relationships;
(c) the ability to lease low cost store sites in strip shopping centers, enclosed shopping malls and outlet malls on favorable terms; (d) the ability to efficiently warehouse and distribute large quantities of merchandise; and (e) its focus on cost control.

OFFERING NAME-BRAND MERCHANDISE AT DEEPLY DISCOUNTED PRICES. Primarily as a result of its strong supplier relationships and purchasing expertise, the Company offers substantial everyday savings on a wide variety of name-brand consumer products. The Company's business relies upon its ability to select and purchase quality merchandise at attractive prices in order to maintain a balance of product in certain core merchandising categories along with a changing mix of merchandise. The Company purchases large quantities of name-brand closeout merchandise from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns. The Company also takes advantage of the availability of factory reconditioned products and lower priced, private-label merchandise in selected product categories in order to provide additional value to its customers. In addition, the Company supplements its broad offering of consumer items in core product categories with a changing mix of new merchandise, including seasonal goods, such as holiday and back-to-school merchandise.

PURCHASING EXPERTISE AND STRONG BUYING RELATIONSHIPS. An integral part of the Company's business is the sourcing and purchasing of quality name-brand merchandise directly from manufacturers and other vendors at prices substantially below those paid by conventional retailers. The Company has built strong relationships with many name-brand manufacturers and has capitalized on its purchasing power in the closeout and toy marketplace in order to source merchandise that provides exceptional value to customers. As the largest retailer of closeout merchandise and closeout toys in the United States, the Company has the ability to purchase all of a manufacturer's closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. Also, the success of the Company's toy business depends in part upon its ability to purchase in-line toys at competitive prices and on competitive terms. The Company supplements its traditional name-brand closeout purchases with a limited amount of program buys and private-label merchandise. The Company expects its purchasing power will continue to enhance


FORM 10-K                                                                Page 6
its ability to source high quality closeout merchandise and closeout and in-line toys for all of its stores at competitive prices.

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

The Company's merchandise is purchased from more than 3,000 foreign and domestic suppliers which provide the Company with multiple sources for each product category. In fiscal 1997, the Company's top ten vendors accounted for approximately 20% of total purchases with no one vendor accounting for more than 4%.

The Company purchases approximately 20% of its products directly from overseas suppliers, and a material amount of its domestically purchased merchandise is also manufactured abroad. As a result, a significant portion of the Company's merchandise supply is subject to certain risks including increased import duties and more restrictive quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from China or the Company's other foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company's results of operations and financial condition.

LOW COST SITE SELECTION. The Company has developed a real estate strategy for its Closeout Stores emphasizing smaller-sized stores in strip shopping center locations in mid-sized cities and small towns. The Company believes its ability to obtain these sites on attractive terms has been enhanced by the ongoing consolidation in the retailing industry and the migration of many retailers to larger-sized stores. The Company seeks to enter into three to five year leases (with renewal options) that provide for low rents and generally strives to minimize the capital required to open a store. In addition to enhancing the Company's ability to provide value to its customers, this strategy has led to an attractive store level return on investment. The Company will focus its future site selection for Toy Stores primarily in strip shopping centers.

EFFICIENT WAREHOUSE AND DISTRIBUTION OPERATIONS. The Company has focused on increasing the efficiency and reducing the cost of its warehouse and distribution operations in order to improve profitability and enhance its competitive position. The Company is capable of storing large quantities of merchandise purchased off-season at low prices for distribution to its stores at a later date. This enhances the Company's purchasing capabilities by enabling vendors to ship goods earlier than in a traditional retail concept.

FOCUS ON COST CONTROL. The Company maintains a disciplined approach to cost control in all aspects of its business including store expenses, corporate expenses, store leases, fixtures, leasehold improvements, distribution, transportation and inventory management. In addition to its low cost approach to store leasing and efficient warehousing and distribution methods, the Company has implemented numerous expense savings programs in areas such as store payroll, shrink control, accident prevention and other store-related expense categories.




FORM 10-K                                                                Page 7

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

TRADEMARKS. The Company utilizes trademarks, service marks and tradedress ("intellectual property") in its retail operations. The intellectual property is generally owned by intellectual property protection subsidiaries. The Company considers its intellectual property to be among its most valuable assets and where applicable, has registered, or has applications pending, with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

CLOSEOUT STORES. The Company's marketing program for its Closeout Stores is designed to create an awareness of the broad range of quality, name-brand merchandise available at low prices. The Closeout Stores utilize a combination of weekly advertising circulars in all markets and television advertising in select markets. The Company currently distributes approximately 39 million two or four page circulars between 22 and 41 weeks out of the year. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created in-house and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 20 to 35 products that vary each week. The Closeout Stores run television promotions in certain markets based upon factors unique to each market, including the number of stores, cost of local media and results of preliminary testing. The Closeout Stores run multiple 30-second television spots per week, each of which feature 4 to 6 highly recognizable, name-brand products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as humorous in-store signage to emphasize the significant values offered to the customer. The Closeout Stores are refining the use of television advertising to increase awareness of the stores and to attract new and repeat customers.

Historically, the Closeout Stores total advertising expense as a percent of total net sales has been approximately 3.0%.

TOY STORES. The Toy Stores utilize a combination of a holiday promotion catalog as well as periodic in-store sales and store signs to promote their products. Advertising costs were 1.7% of total net sales in 1997. Enclosed shopping mall Toy Stores receive the benefit of large amounts of customer traffic. Similarly, Toy Stores located in strip centers and outlet malls have relied primarily on existing customer traffic and in-store signs to promote their merchandise.

WAREHOUSING AND DISTRIBUTION

An important aspect of the Company's purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. As a result, the Company must warehouse certain merchandise until the appropriate season and therefore maintains higher inventories than most conventional retailers. The Company believes it operates the largest retail warehouse and distribution center of its kind in the United States at its primary warehouse and distribution site in Columbus, Ohio. This highly automated facility incorporates high-speed bar code scanning to efficiently sort and load merchandise for immediate store delivery in a timely and cost-efficient manner. The Company has started the implementation of a sophisticated new information system in its closeout business that will enable it to more effectively allocate and manage inventory by SKU. These systems are expected to improve comparable store sales and inventory turns and reduce the need to move merchandise between stores. The




FORM 10-K                                                                Page 8

Company intends to continue to invest in its infrastructure in order to increase efficiency, reduce cost and support its expanding operations.

Substantially all the closeout merchandise sold by the Closeout Stores is received and processed for retail sale, as necessary, and distributed to the retail location or wholesale customer from the primary warehouse and distribution center or at the Rancho Cucamonga, California site.

The Company leases additional temporary warehouse space as necessary to support its warehousing requirements throughout the year.

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

OTHER OPERATIONS

The Company also sells merchandise wholesale from its corporate office in Columbus, Ohio. The inventory consists almost entirely of merchandise obtained through the same or shared opportunistic purchases of the retail operations. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors and wholesalers.

ASSOCIATES

At January 31, 1998, the Company had 50,324 active associates comprised of 18,869 full-time and 31,455 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of approximately 74,900. Approximately two-thirds of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.



FORM 10-K                                                                Page 9

ITEM 2 PROPERTIES

RETAIL OPERATIONS

Closeout Stores are located predominantly in strip shopping centers throughout the southwestern, midwestern, southern and mid-Atlantic regions of the United States. Individual stores range in size from 4,427 to 70,417 selling square feet and average approximately 19,228 selling square feet. In selecting suitable new store locations, the Company generally seeks retail space between 22,000 to 30,000 square feet in size. The average cost to open a new store in a leased facility is approximately $700,000, including inventory. The Company plans to open 120 to 150 new stores, net of store closings, during fiscal 1998, all of which will be leased.

The Company's 1,249 Toy Stores are located in enclosed shopping malls, outlet malls and strip shopping centers across the United States and Puerto Rico. Enclosed shopping mall-based stores range in size from 675 to 7,581 selling square feet and average approximately 3,270 selling square feet. Outlet mall stores range in size from 3,030 to 5,616 selling square feet and average approximately 4,021 selling square feet. Strip shopping center stores range in size from 2,068 to 23,636 selling square feet. The Company believes the average optimum size of a strip shopping center store is approximately 6,000 to 8,000 square feet. During fiscal 1998, the Company will open Toy Stores predominately in strip shopping centers and malls. The approximate average cost, including inventory, to open a new outlet mall store or strip shopping center store is $250,000 and $470,000, respectively, and $430,000 to open a mall store. In addition, 88 temporary Toy Stores were operated principally in enclosed shopping malls during the 1997 fall and winter holiday season. The average size of the temporary stores was approximately 3,700 square feet.

With the exception of 53 owned Closeout Store sites, all stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance and common area maintenance. All Toy Store leases generally include advertising charges. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease for the Company's Closeout Stores is for an initial term of three to five years with multiple, three to five year renewal options, while the typical lease for the Toy Stores is for an initial term of 10 years with various renewal options. The following tables set forth store lease expirations, exclusive of month to month leases, and state location information for existing store leases at January 31, 1998.

                                                           Number of Leases Expiring
                         Number of Leases Expiring          Without Renewal Options
                      -----------------------------------------------------------------
Fiscal Year              Closeout        Toy       Total   Closeout     Toy      Total
---------------------------------------------------------------------------------------
1998                         101           105       206      74         93       167
1999                         164           194       358      80        169       249
2000                         164           172       336      70        137       207
2001                         186           158       344      59        100       159
2002                         127           131       258      52         74       126
2003 and beyond              270           302       572      33        256       289
--------------------------------------------------------------------------------------
                           1,012         1,062     2,074     368        829     1,197
--------------------------------------------------------------------------------------


FORM 10-K                                                               Page 10


                                                  Number of Stores Open
                     -------------------------------------------------------------------------------------
                       Closeout   Toy       Total                        Closeout      Toy       Total
                     ---------------------------------                  ----------------------------------
   Alabama               26        19         45        Nebraska              3          7         10
   Alaska                           4          4        Nevada                9          5         14
   Arizona               21        18         39        New Hampshire                   11         11
   Arkansas               3         7         10        New Jersey            2         42         44
   California           168       129        297        New Mexico            6          8         14
   Colorado              12        17         29        New York             20         86        106
   Connecticut                     32         32        North Carolina       37         32         69
   Delaware                         5          5        North Dakota                     4          4
   Florida               80        61        141        Ohio                113         57        170
   Georgia               48        30         78        Oklahoma             11         12         23
   Hawaii                           8          8        Oregon                          11         11
   Idaho                  2         6          8        Pennsylvania         30         64         94
   Illinois              32        45         77        Puerto Rico                     22         22
   Indiana               45        32         77        Rhode Island                     7          7
   Iowa                   1        10         11        South Carolina       23         15         38
   Kansas                 8         8         16        South Dakota                     2          2
   Kentucky              37        19         56        Tennessee            42         28         70
   Louisiana             25        18         43        Texas                79         76        155
   Maine                            7          7        Utah                  9          8         17
   Maryland               6        36         42        Vermont                          3          3
   Massachusetts                   43         43        Virginia             29         40         69
   Michigan              34        46         80        Washington                      27         27
   Minnesota                       13         13        West Virginia        22         10         32
   Mississippi           12         7         19        Wisconsin            10         22         32
   Missouri              20        24         44        Wyoming                          3          3
   Montana                          3          3


                                      Closeout      Toy      Total
                                  -------------------------------------
Total Stores                            1,025      1,249     2,274
Number of states and Puerto Rico           34         51


WAREHOUSE AND DISTRIBUTION

The Company's primary 3,558,000 square foot owned warehouse and distribution center is located in Columbus, Ohio and utilizes two high-speed tilt tray sortation systems with a combined output of approximately 1,400,000 cartons per week. The Company's primary warehouse and distribution center has approximately 242,000 pallet positions for the warehousing of merchandise.

At January 31, 1998, warehouse space utilized by the Closeout operations totaled 6,600,004 square feet consisting principally of locations in Ohio, Alabama and California.

For its Toy Stores as of January 31, 1998, the Company operated warehouse and distribution centers, including a shared portion of the primary warehouse and distribution center, in Alabama, Arizona, Kentucky, Massachusetts,



FORM 10-K                                                               Page 11

Ohio, New Jersey, and Pennsylvania. These facilities totalled approximately 2,647,000 square feet with a combined shipping capacity of 1,200,000 cartons per week. These warehouse and distribution centers use automated warehouse management systems that include bar code scanning and radio frequency technology to allow for high accuracy and efficient product processing from vendors to the retail stores.

Statistics, for warehouse and distribution centers, by type and locations is as follows:


                         Number              Square Footage
                  ------------------------------------------------
   State              Owned      Leased      Owned       Leased
-------------------------------------------------------------------
                                             (In thousands)
Alabama                  1          1         647          281
Arizona                  1                    369
California               1          1       1,423          234
Georgia                             1                      250
Kentucky                 1          1         105          202
Massachusetts            1          1         250          105
New Jersey               1                    360
Ohio                     1          5       3,558        1,464
Pennsylvania                        1                      153
------------------------------------------------------------------
                         7         11       6,712        2,689
------------------------------------------------------------------


ITEM 3 LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising from its ordinary course of operations and believes that the outcome of these proceedings, individually and in the aggregate, will be immaterial.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on January 15, 1998, to consider and vote upon a proposal to issue up to a maximum of 28,000,000 shares of Consolidated Stores Corporation common stock, par value $.01, pursuant to the Agreement and Plan of Merger, dated as of November 4, 1997, by and among the Consolidated Stores Corporation, MBC Consolidated Acquisition Corporation, a wholly owned subsidiary of Consolidated Stores Corporation, and Mac Frugal's Bargains Close-outs, Inc. which provided for the merger of MBC Consolidated Acquisition Corporation with and into Mac Frugal's Bargains Close-outs, Inc. 72,764,559, (86.23% of shares eligible to vote) votes were cast for the issuance, 28,560 votes were cast against and 131,954 votes abstained.




FORM 10-K                                                               Page 12

EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                Officer
           Name               Age                          Offices Held                          Since
           ----               ---                          ------------                          -----
     William G. Kelley        52    Chairman of the Board and Chief Executive Officer             1990
     Michael L. Glazer        50    President                                                     1995
      Albert J. Bell          38    Executive Vice President, Legal, Real Estate, Secretary
                                       and General Counsel                                        1988
     Michael J. Potter        36    Executive Vice President and Chief Financial Officer          1991
    Charles Freidenberg       52    Sr. Vice President - Merchandising                            1995
     James A. McGrady         47    Vice President and Treasurer                                  1991
      Mark D. Shapiro         38    Vice President and Controller                                 1994


William G. Kelley is a Director of the Company and has served in his present capacity as Chairman of the Board and Chief Executive Officer since 1990. Mr. Kelley is also a director of National City Bank.

Michael L. Glazer has served on the Company's Board of Directors since 1991 and previous to his appointment as President of the Company in 1995 he held positions as Executive Vice President and President of The Bombay Company, a home furnishings retailer. Mr. Glazer is also a director of Brookstone, Inc.

Albert J. Bell has served as the Company's general counsel for over five years and has been employed by the Company since 1987.

Charles Freidenberg has been with the Company since 1983 and has held senior management positions in the merchandising area for the past five years.

Michael J. Potter has been with the Company since 1991 and previous to his appointment as Executive Vice President and Chief Financial Officer in 1998, Mr. Potter served as Senior Vice President and Chief Financial Officer and Vice President and Controller.

James A. McGrady has served as the Company's Treasurer for over five years and has been with the Company since 1986.

Mark D. Shapiro has been with the Company since 1992 and prior to his appointment as Vice President and Controller served as Assistant Controller.


FORM 10-K                                                               Page 13

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "CNS." The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated. Prices have been restated to reflect 5 for 4 common stock splits effected by a distribution of shares on June 24, 1997 and December 24, 1996, to stockholders of record on June 10, 1997 and December 10, 1996, respectively.

                                      1997                      1996
                              -----------------------  --------------------------
                               High          Low           High           Low
                              -----------------------  --------------------------
First Quarter                 $34 3/32     $25 51/64     $23 49/64      $ 13 9/32
Second Quarter                 40 3/4       29 29/32      25 59/64        19 13/64
Third Quarter                  43 3/8       34 9/16       28 5/16         21 3/64
Fourth Quarter                 50           38 1/4        27 23/64        22 61/64


As of March 27, 1998, there were 1,425 holders of record of the Company's common stock.

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


FORM 10-K                                                             Page 14

ITEM 6 SELECTED FINANCIAL DATA

The statement of earnings data and the balance sheet data has been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                 Fiscal Year Ended
                              -----------------------------------------------------------------------------------------
                              Jan. 31, 1998   Feb. 1, 1997   Feb. 3, 1996*  Jan. 28, 1995  Jan. 29, 1994  Jan. 30, 1993
-----------------------------------------------------------------------------------------------------------------------
                                              ($ In thousands except earnings per share )
Net sales:
  Closeout Stores              $ 2,452,474    $ 2,204,521    $ 1,991,609    $ 1,794,170    $ 1,568,534    $1,378,100
  Toy Stores                     1,562,463      1,178,224         76,689         45,937
-----------------------------------------------------------------------------------------------------------------------
Total Retail                     4,014,937      3,382,745      2,068,298      1,840,107      1,568,534     1,378,100
Other                               40,365         37,419         42,652         27,030         21,537        18,489
-----------------------------------------------------------------------------------------------------------------------
                                 4,055,302      3,420,164      2,110,950      1,867,137      1,590,071     1,396,589
Cost of sales:
  Closeout Stores                1,471,423      1,264,780      1,153,315        996,871        867,533       761,040
  Toy Stores                       933,222        687,413         40,598         22,467
-----------------------------------------------------------------------------------------------------------------------
Total Retail                     2,404,645      1,952,193      1,193,913      1,019,338        867,533       761,040
Other                               30,788         28,610         32,281         20,163         16,358        13,895
-----------------------------------------------------------------------------------------------------------------------
                                 2,435,433      1,980,803      1,226,194      1,039,501        883,891       774,935
-----------------------------------------------------------------------------------------------------------------------
Gross profit                     1,619,869      1,439,361        884,756        827,636        706,180       621,654
Selling and administrative
  expenses                       1,385,682      1,166,988        730,225        655,511        570,831       535,092
Merger and other related costs      45,000
-----------------------------------------------------------------------------------------------------------------------
Operating profit                   189,187        272,373        154,531        172,125        135,349        86,562
Other expense - net                 26,998         22,921         19,698         11,487          7,898        10,258
-----------------------------------------------------------------------------------------------------------------------
Income from continuing
  operations before
  income taxes and
  extraordinary charge             162,189        249,452        134,833        160,638        127,451        76,304
Income taxes                        76,254         92,992         50,141         63,934         50,771        28,690
-----------------------------------------------------------------------------------------------------------------------
Income from continuing
  operations before
  extraordinary charge              85,935        156,460         84,692         96,704         76,680        47,614
(Loss) income from discontinued
  operations                                      (27,538)        (5,727)        (2,600)        (1,716)          844
Extraordinary charge                               (1,856)
-----------------------------------------------------------------------------------------------------------------------
Net income                     $    85,935    $   127,066    $    78,965    $    94,104    $    74,964    $   48,458
-----------------------------------------------------------------------------------------------------------------------
Income (loss) per share:
  Continuing operations        $      0.80    $      1.49    $      0.86    $      0.98    $      0.77    $     0.47
  Discontinued operations                           (0.26)         (0.06)         (0.03)         (0.02)         0.01
  Extraordinary charge                              (0.02)
-----------------------------------------------------------------------------------------------------------------------
                               $      0.80    $      1.21    $      0.80    $      0.95    $      0.75    $     0.48
-----------------------------------------------------------------------------------------------------------------------
Income (loss) per share - diluted:
  Continuing operations        $      0.77    $      1.44    $      0.84    $      0.95    $      0.75    $     0.46
  Discontinued operations                           (0.25)         (0.06)         (0.03)         (0.02)         0.01
  Extraordinary charge                              (0.02)
-----------------------------------------------------------------------------------------------------------------------
                               $      0.77    $      1.17    $      0.78    $      0.92    $      0.73    $     0.47
-----------------------------------------------------------------------------------------------------------------------
Average common shares
  outstanding (In thousands):
   Basic                           107,621        104,642         98,185         99,352        100,297       100,290
   Diluted                         112,063        108,402        100,645        101,772        103,098       102,971


* Fiscal 1995 is comprised of 53 weeks.


FORM 10-K                                                              Page 15

                                                                     Fiscal Year Ended
                                         ---------------------------------------------------------------------
                                           Jan. 31,     Feb. 1,      Feb. 3,    Jan. 28,   Jan. 29,   Jan. 30,
                                               1998        1997         1996*       1995       1994      1993
--------------------------------------------------------------------------------------------------------------
                                                                         ($ In thousands)
BALANCE SHEET DATA:
  Working capital                        $  582,206   $  563,543   $  398,377   $254,613   $282,852   $248,139
  Total assets                            1,746,381    1,715,499    1,058,887    937,996    837,783    762,699
  Long-term obligations                     115,281      155,049      121,435     44,491     53,869    104,475
  Stockholders' equity                    1,034,542      934,114      619,963    532,115    515,885    433,906
STORE OPERATING DATA:
Year end gross square footage (000's):
  Closeout Stores                            26,623       24,253       22,081     19,982     17,609     15,472
  Toy Stores                                  5,781        5,267          552        401
--------------------------------------------------------------------------------------------------------------
                                             32,404       29,520       22,633     20,383     17,609     15,472
--------------------------------------------------------------------------------------------------------------
New stores opened:
  Closeout Stores                               118           95          102        122        110         59
  Toy Stores (1)                                115        1,095           30         82
--------------------------------------------------------------------------------------------------------------
                                                233        1,190          132        204        110         59
--------------------------------------------------------------------------------------------------------------
Stores closed:
  Closeout Stores                                26           14           16         25         27         24
  Toy Stores                                     50           22            1
--------------------------------------------------------------------------------------------------------------
                                                 76           36           17         25         27         24
--------------------------------------------------------------------------------------------------------------
Stores open at end of year:
  Closeout Stores                             1,025          933          852        766        669        586
  Toy Stores                                  1,249        1,184          111         82
--------------------------------------------------------------------------------------------------------------
                                              2,274        2,117          963        848        669        586
--------------------------------------------------------------------------------------------------------------

(1) Includes 1,042 KB Toy stores acquired May 5, 1996.



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

OVERVIEW

Management's discussion and analysis has been prepared giving effect to the pooling of interest business combination with Mac Frugal's Bargains
Close-outs, Inc. (Mac Frugal's) on January 16, 1998. Effective May 5, 1996, 1,042 Toy Stores were acquired from Melville Corporation and accounted for as a purchase. In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Closures of the 165 stores open at February 1, 1997, was completed throughout fiscal 1997. Accordingly, the operating results for this business are reported as a discontinued operation at February 1, 1997, and prior years operating results have been restated to reflect continuing operations. The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

The Company is the nation's largest closeout retailer and a leading toy retailer with 2,274 stores located in all 50 states and Puerto Rico. The Company operates 1,025 retail closeout stores under the names Odd Lots, Big Lots, Mac Frugal's Bargains Close-outs, and Pic `N' Save (Closeout Stores) and 1,249 retail toy and closeout toy stores primarily under the names KB Toys, KB Toy Works, and KB Toy Outlet (Toy Stores). The Company is the largest enclosed shopping mall-based toy retailer in the United States. As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

The following table compares components of the statements of earnings of Consolidated Stores as a percent to net sales.



FORM 10-K                                                              Page 17

                                                                                 Fiscal Year
                                                                       --------------------------------
                                                                           1997      1996      1995
-------------------------------------------------------------------------------------------------------
Net sales:
  Closeout Stores                                                         60.5%     64.5%      94.4%
  Toy Stores                                                              38.5      34.5        3.6
-------------------------------------------------------------------------------------------------------
Total Retail                                                              99.0      99.0       98.0
Other                                                                      1.0       1.0        2.0
-------------------------------------------------------------------------------------------------------
Total net sales                                                          100.0     100.0      100.0
-------------------------------------------------------------------------------------------------------
Gross Profit:
  Closeout Stores                                                         40.0      42.6       42.1
  Toy Stores                                                              40.3      41.7       47.1
-------------------------------------------------------------------------------------------------------
Total Retail                                                              40.1      42.3       42.3
Other                                                                     23.7      23.5       24.3
-------------------------------------------------------------------------------------------------------
Total Gross Profit                                                        39.9      42.1       41.9
Selling and administrative expenses                                       34.2      34.3       34.6
Non selling and administrative expenses (gains)                            1.1      (0.2)
-------------------------------------------------------------------------------------------------------
Operating profit                                                           4.6       8.0        7.3
Interest expense                                                           0.6       0.7        0.9
Other expense                                                                                   0.1
-------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
  extraordinary charge                                                     4.0       7.3        6.3
Income taxes                                                               1.9       2.7        2.4
-------------------------------------------------------------------------------------------------------
Income from continuing operations before extraordinary charge              2.1       4.6        3.9
Loss from discontinued operations                                                    0.8        0.3
Extraordinary charge                                                                 0.1
-------------------------------------------------------------------------------------------------------
Net income                                                                 2.1%      3.7%       3.6%
-------------------------------------------------------------------------------------------------------

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

                                                                   Quarter
                                                 --------------------------------------------
                                                     First     Second      Third    Fourth(1)
                                                 --------------------------------------------
Fiscal 1997
  Percent net sales of full year                     19.2%      19.8%     21.2%      39.8%
  Operating profit percentage of full year            1.1        7.6      13.6       77.7
Fiscal 1996 (Pro forma(2))
  Percent net sales of full year                     18.3       19.2      21.5       41.0
  Operating profit (loss) percentage of full year    (3.4)       2.5       7.0       93.9


(1) Excludes non selling and administrative expenses of $45 million in 1997 and a non selling and administrative gain of $6 million in 1996.

(2)  Reflects acquisition of KB Toys at the beginning of 1996.



FORM 10-K                                                              Page 18

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES. Net sales increased to $4,055 million in fiscal 1997 from $3,420 million in fiscal 1996, an increase of $635 million, or 18.6%. This increase was attributable to full year impact of sales for KB Toys acquired in May of 1996, sales from 233 new stores and comparable store sales increases of 6.9%, offset in part by the closing of 76 stores.

Closeout Stores net sales increased $248.0 million, or 11.2%, to $2,452 million in fiscal 1997 from $2,205 million in fiscal 1996. Contributing to this increase was a rise in comparable stores sales of 4.8% and the addition of 92 net new stores during the year. Net sales of Toy Stores increased $384.2 million in fiscal 1997 to $1,562 million. This improvement reflects a comparable store sales increase of 10.1%, the addition of 65 net new stores, and the full period impact of sales from the date of acquisition of KB Toys.

GROSS PROFIT. Gross profit increased $180.5 million, or 12.5%, in fiscal 1997 to $1,620 million from $1,439 million in fiscal 1996. In the fourth quarter of 1997 the Company recorded a $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) inventory charge to reflect costs associated with the Mac Frugal's merger for discontinued products, inventory consolidation and retail price equalization for the combined inventory assortment. This charge reduced gross profit as a percent of sales by 1.8%. Adjusted for the inventory charge gross profit was 41.7% in fiscal 1997 compared to 42.1% for the prior year.

The effect of the above noted charge reduced fiscal 1997 Closeout Stores gross profit percentage by 2.9% to 40.0% in contrast to 1996 gross profit of 42.6%. Toy Stores gross profit was 40.3% in 1997 compared to 41.7% in 1996. The decline in Toy Stores gross profit is principally attributable to the higher volume of video sales in 1997 which have a lower profit margin than traditional toys.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $218.7 million in fiscal 1997 from $1,167 million in fiscal 1996. This increase is attributable to the full year impact in 1997 of operating expenses associated with KB Toys acquired in May 1996. Selling and administrative expenses in fiscal 1996 include a gain of $6.1 million related to the fire loss settlement for one of the Company's warehouses. Historically the KB Toy stores cost structure has incurred a higher percentage ratio of selling and administrative expenses to net sales.

MERGER AND OTHER RELATED CHARGES. In connection with the Mac Frugal's merger the Company recorded a fourth quarter charge to operating expense of $45,000,000 ($40,500,000 after taxes, or $.36 per diluted common share) for direct and other related costs pertaining to the combination. Merger transaction costs were primarily comprised of fees for professional services, severance and similar related costs.

INTEREST EXPENSE. Interest expense increased to $25.7 million in fiscal 1997 from $23.0 million in fiscal 1996. The increase was attributable to higher weighted average debt levels principally to support requirements associated with the operations of the increased number of stores, increased inventory levels, capital expenditures and the pre merger stock buy back program of Mac Frugal's.

INCOME TAXES. The effective tax rate of the Company increased to 47.0% in fiscal 1997 from 37.2% in 1996. This increase is principally associated with merger and other related charges in connection with the business combination with Mac Frugal's. Additionally, the Company surrendered its corporate-owned life insurance program in 1996.



FORM 10-K                                                              Page 19

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES. Net sales increased to $3,420 million in fiscal 1996 from $2,111 million in fiscal 1995, an increase of $1,309 million, or 62%. This increase was attributable to an increase of $1,102 million of Toy sales, sales from 148 new stores and a comparable store sales increase of 6.7%. The sales increase was offset in part by the closing of 36 stores and the 53rd week of sales effect in fiscal 1995.

Net sales of Closeout Stores increased $212.9 million, or 10.7%, to $2,204 million in fiscal 1996 from $1,992 million in fiscal 1995. This increase was attributable to the opening of 81 net new closeout stores and a comparable store sales increase of 3.3%. Toy Stores sales improved primarily as a result of the acquisition of KB Toys in May of 1996.

GROSS PROFIT. Gross profit increased to $1,439 million in fiscal 1996 from $884.8 million in fiscal 1995, an increase of $554.6 million, or 62.7%. Fiscal 1995 includes a $35 million noncash charge attributable to Mac Frugal's for the liquidation of aged inventories. A majority of these markdowns were taken in the fourth quarter of 1995 and the first quarter of 1996. As a percentage of net sales, gross profit improved to 42.1% compared to 41.9% in fiscal 1995.

Closeout Stores gross profit was 42.6% in 1996 compared to 42.1% in 1995. Toy Stores gross profit was 41.7% in 1996 compared to 47.1% in 1995. The decline in Toy Stores gross profit is principally attributable to the higher percentage of lower margin in-line toys in the KB merchandise mix compared to the primarily closeout selection offered by the Toy Stores in prior years. The Company increased the mix of closeout toys offered in its KB Toy stores subsequent to fiscal 1996.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $1,167 million in fiscal 1997 from $730.2 million in fiscal 1995, an increase of $436.8 million. This increase is attributable to the acquisition of the KB Toy Stores. As a percentage of net sales, selling and administrative expenses decreased slightly to 34.3%, excluding a $6.1 million one time gain, in fiscal 1996 from 34.6% in fiscal 1995.

INTEREST EXPENSE. Interest expense increased to $23.0 million in fiscal 1996 from $18.0 million in fiscal 1995. The increase was attributable to higher weighted average debt levels principally to support requirements associated with the operations of the increased number of Toy Stores, increased effective interest rates on seasonal borrowings throughout the fiscal year, pre merger stock buy backs, and debt associated with the issuance of $100 million of subordinated debentures related to the acquisition of Kay-Bee Center, Inc. The increase in the effective interest rate was offset to some extent by the early extinguishment of $35 million of senior debt.

INCOME TAXES. The effective tax rate of the Company was 37.2% in fiscal 1996 and 1995.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and borrowings under available credit facilities. Total debt as a percent of total capitalization (total debt and stockholders equity) was 10% at January 31, 1998, compared with 14.2% and 16.4% at each of the respective prior fiscal year ends. Working capital has increased from $254.6 million at the beginning of fiscal 1995 to $582.2 million at January 31, 1998. This data reflects the strength of the Company's balance sheet and the ability to absorb debt financing as, and if, necessary.


FORM 10-K                                                              Page 20

Capital expenditures for the last three fiscal years have been $146.5 million, $104.8 million and $74.2 million, respectively, and were used primarily to fund new store openings and distribution center expansions. The capital expenditure requirements anticipated for 1998 are approximately $180 million primarily to support new store expansion of 300 stores and warehouse and equipment requirements.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $600 million. The facility has a maturity date of May 3, 2000. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At January 31, 1998, approximately $517.8 million was available for borrowings under the Revolver and $72 million of uncommitted credit facilities were available, subject to the terms of the revolving credit facility.

In 1996 the Company issued $100 million of Subordinated Notes. The Subordinated Notes mature in the year 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest.

Over the past three fiscal years Mac Frugal's utilized approximately $53.4 million for the repurchase of common stock. At the present time the Company does not, and does not anticipate having in the near future, a stock repurchase program.

The Company continues to believe that it has, or if necessary has the ability to obtain, adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

IMPACT OF YEAR 2000

The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. All necessary changes are anticipated to occur in a timely manner and the cost will not have a significant impact on the ongoing results of operations.


FORM 10-K                                                              Page 21

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of January 31, 1998, and February 1, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at January 31, 1998, and February 1, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP

Dayton, Ohio
March 2, 1998



FORM 10-K                                                             Page 22

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                   Fiscal Year
                                                                         1997           1996           1995
-------------------------------------------------------------------------------------------------------------
Net sales                                                            $ 4,055,302    $ 3,420,164    $2,110,950

Costs and expenses:
   Cost of sales                                                       2,435,433      1,980,803     1,226,194
   Selling and administrative expenses                                 1,385,682      1,166,988       730,225
   Merger and other related charges                                       45,000
   Interest expense                                                       25,691         22,991        17,992
   Other expense (income) - net                                            1,307            (70)        1,706
-------------------------------------------------------------------------------------------------------------
                                                                       3,893,113      3,170,712     1,976,117
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
  extraordinary charge                                                   162,189        249,452       134,833
   Income taxes                                                           76,254         92,992        50,141
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary charge                                                    85,935        156,460        84,692
   Loss from discontinued operations                                                     27,538         5,727
   Extraordinary charge                                                                   1,856
-------------------------------------------------------------------------------------------------------------
Net income                                                           $    85,935    $   127,066    $   78,965
-------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
   Continuing operations                                             $      0.80    $      1.49    $     0.86
   Discontinued operations                                                                (0.26)        (0.06)
   Extraordinary charge                                                                   (0.02)
-------------------------------------------------------------------------------------------------------------
                                                                     $      0.80    $      1.21    $     0.80
-------------------------------------------------------------------------------------------------------------
Income (loss) per common share - diluted:
   Continuing operations                                             $      0.77    $      1.44    $     0.84
   Discontinued operations                                                                (0.25)        (0.06)
   Extraordinary charge                                                                   (0.02)
-------------------------------------------------------------------------------------------------------------
                                                                     $      0.77    $      1.17    $     0.78
-------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.



FORM 10-K                                                             Page 23

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

                                                               January 31,     February 1,
                                                                     1998             1997
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $    41,714      $   39,683
Inventories                                                        910,668         974,940
Deferred income taxes                                               86,582          67,447
Other current assets                                                68,510          55,678
-------------------------------------------------------------------------------------------
Total current assets                                             1,107,474       1,137,748
-------------------------------------------------------------------------------------------

Property and equipment - net                                       613,478         553,590
Other assets                                                        25,429          24,161
-------------------------------------------------------------------------------------------
                                                               $ 1,746,381      $1,715,499
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                               $   280,117      $  335,975
Accrued liabilities                                                134,288         128,713
Income taxes                                                        38,920          78,453
Current maturities of long-term obligations                         71,943          31,064
-------------------------------------------------------------------------------------------
Total current liabilities                                          525,268         574,205
-------------------------------------------------------------------------------------------
Long-term obligations                                              115,281         155,049
Deferred income taxes                                               71,290          49,229
Other noncurrent liabilities                                                         2,902
Commitments and contingencies

Stockholders' equity:
Preferred stock - authorized 2,000 shares, $.01 par value:
  none issued
Common stock - authorized 290,000 shares (1997) and 90,000
  shares (1996), $.01 par value; issued 107,796 shares and
  91,644 shares, respectively                                        1,078             917
Nonvoting common stock - authorized 8,000 shares, $.01 par
  value; none issued
Additional paid-in capital                                         335,038         322,967
Retained earnings                                                  698,426         642,920
Other adjustments                                                                     (486)
-------------------------------------------------------------------------------------------
                                                                 1,034,542         966,318
Treasury stock, at cost, 1,494 shares (1996)                                        32,204
-------------------------------------------------------------------------------------------
Total stockholders' equity                                       1,034,542         934,114
-------------------------------------------------------------------------------------------
                                                               $ 1,746,381      $1,715,499
-------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements


FORM 10-K                                                             Page 24

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                             Fiscal Year
                                                                 1997           1996           1995
------------------------------------------------------------------------------------------------------
COMMON STOCK:
  Balance at beginning of year                                $     917      $     719      $     750
  Issuance of common stock                                                          51
  5 for 4 stock split                                               169            134
  Contribution to savings plan                                        1              1              1
  Treasury stock retired                                            (64)                          (40)
  Exercise of stock options and issue of restricted stock            55             12              8
------------------------------------------------------------------------------------------------------
   Balance at end of year                                     $   1,078      $     917      $     719
------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                $ 322,967      $ 105,493      $  97,636
  Issuance of common stock                                                     190,588
  Treasury stock retired                                        (22,946)                       (3,314)
  5 for 4 stock split                                              (169)          (134)
  Exercise of stock options and issue of restricted stock        31,214         24,758          9,689
  Noncash compensation expense                                       60             81             86
  Contribution to savings plan                                    3,912          2,181          1,396
------------------------------------------------------------------------------------------------------
   Balance at end of year                                     $ 335,038      $ 322,967      $ 105,493
------------------------------------------------------------------------------------------------------

RETAINED EARNINGS:
  Balance at beginning of year                                $ 642,920      $ 515,854      $ 515,616
  Treasury stock retired                                        (30,429)                      (78,727)
  Net income for the year                                        85,935        127,066         78,965
------------------------------------------------------------------------------------------------------
   Balance at end of year                                     $ 698,426      $ 642,920      $ 515,854
------------------------------------------------------------------------------------------------------

OTHER ADJUSTMENTS:
  Balance at beginning of year                                $    (486)     $    (530)     $     194
  Change in unrealized investment gain                                          (1,436)           296
  Minimum pension liability adjustment                              486          1,480         (1,020)
------------------------------------------------------------------------------------------------------
   Balance at end of year                                                    $    (486)     $    (530)
------------------------------------------------------------------------------------------------------

TREASURY STOCK:
  Balance at beginning of year                                $ (32,204)     $  (1,573)     $ (82,081)
  Purchase of treasury stock, at cost                           (21,235)       (30,631)        (1,573)
  Treasury stock retired                                         53,439                        82,081
------------------------------------------------------------------------------------------------------
   Balance at end of year                                                    $ (32,204)     $  (1,573)
------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.


FORM 10-K                                                             Page 25

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              Fiscal Year
                                                                   1997           1996          1995
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $  85,935      $ 127,066      $ 78,965
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Discontinued operations                                                        18,900
   Depreciation and amortization                                   79,163         66,631        48,236
   Deferred income taxes                                            2,926         (6,929)       (8,341)
   Other                                                           19,879         13,005         2,881
   Change in assets and liabilities                               (38,376)       (29,634)      (76,174)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         149,527        189,039        45,567
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Payment for acquired business                                                 (185,300)
  Capital expenditures                                           (146,460)      (104,784)      (74,208)
  Investment in corporate owned life insurance                                                  (6,870)
  Other                                                            (4,142)        14,915         6,683
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (150,602)      (275,169)      (74,395)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                         190,639
  Purchase of Mac Frugal's treasury stock                         (21,235)       (30,631)       (1,573)
  Payments of senior notes and long-term obligations - net           (442)       (58,313)       (4,763)
  Proceeds from credit arrangements                                 1,553
  Debt issue payments                                                            (10,393)
  Extinguishment of debt                                                          (2,946)
  Proceeds from exercise of stock options                          18,840         12,356         5,460
  Proceeds attributable to deferred credits                         3,638          3,716         1,745
  Other                                                               752          1,101         1,213
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           3,106        105,529         2,082
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                $   2,031         19,399       (26,746)
-------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.




FORM 10-K                                                             Page 26

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company is the nation's largest closeout retailer and largest mall based toy retailer with stores located in all 50 states and Puerto Rico. As a value retailer specializing in closeout merchandise and toys the Company operates a total of 2,274 stores at January 31, 1998, comprised of 1,025 retail closeout specialty stores under the names ODD LOTS, BIG LOTS, MAC FRUGAL'S BARGAINS CLOSE-OUTS, and PIC `N' SAVE and 1,249 retail toy and closeout toy stores under the names KB TOYS, KB TOY WORKS, and KB TOY OUTLET.

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

INVENTORIES

Inventories are stated at the lower of cost or market, first-in first-out basis, primarily on the retail method.

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

PRE-OPENING COSTS

Non-capital expenditures associated with opening new stores are charged to expense over the first twelve months of store operations.

ACCOUNTING STANDARDS CHANGES

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share".

In 1997, SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. These standards, which will become effective in 1998, expand or modify disclosures and, accordingly will have no effect on the Company's consolidated financial position, results of operations or cash flows.

BUSINESS COMBINATIONS

In January 1998, 23,371,639 common shares were issued in exchange for all outstanding common shares of Mac Frugal's Bargains Close-outs, Inc. (Mac Frugal's) a closeout retailer.

The combination constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated to include the accounts of Mac Frugal's for all periods presented. Certain conforming reclassifications have been made to Mac Frugal's financial statements. Net sales, income from continuing operations and net income of the separate companies for the periods preceding the acquisition were:

                                                                              Fiscal Year
                                                  Nine months ended     -------------------------
(In thousands)                                         Nov. 1, 1997       1996            1995
-------------------------------------------------------------------------------------------------
Net sales:
  Consolidated Stores                                   $1,889,026     $2,647,516     $1,406,016
  Mac Frugal's                                             550,177        772,648        704,934
-------------------------------------------------------------------------------------------------
                                                        $2,439,203     $3,420,164     $2,110,950
-------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before extraordinary charge:
  Consolidated Stores                                   $   (3,336)    $  113,311     $   70,133
  Mac Frugal's                                              21,415         43,149         14,559
-------------------------------------------------------------------------------------------------
                                                        $   18,079     $  156,460     $   84,692
-------------------------------------------------------------------------------------------------
Net income:
  Consolidated Stores                                   $   (3,336)    $   83,917     $   64,406
  Mac Frugal's                                              21,415         43,149         14,559
-------------------------------------------------------------------------------------------------
                                                        $   18,079     $  127,066     $   78,965
-------------------------------------------------------------------------------------------------



FORM 10-K                                                             Page 28

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS COMBINATIONS - CONTINUED

In connection with the Mac Frugal's combination the Company recorded a fourth quarter charge to operating expense of $45,000,000 ($40,500,000 after taxes, or $.36 per diluted common share) for direct and other related costs pertaining to the combination. Merger transaction costs were primarily comprised of fees for professional services, severance and similar related costs.

Additionally, the Company recorded a $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) charge to cost of sales in the fourth quarter of 1997 for combination related expenses for discontinued products, inventory consolidation and retail price equalization for the combined inventories.

Excluding the cost of sales charge and merger and other related charges income per share, assuming dilution, would have been $1.51 in fiscal 1997.

Details of the merger and other related costs before applicable taxes are as follows:

                                               Provided for   Utilized in
(In thousands)                               in fiscal 1997          1997      Balance
--------------------------------------------------------------------------------------------
Inventory charges included in cost of sales       $ 70,000      $10,137       $59,863

Merger transaction costs:
 Professional fees and services                     15,500        9,028         6,472
 Employee severence/termination costs               22,000       12,002         9,998
 Other                                               7,500          725         6,775
--------------------------------------------------------------------------------------------
Total merger transaction costs                      45,000       21,755        23,245
--------------------------------------------------------------------------------------------
                                                  $115,000      $31,892       $83,108
--------------------------------------------------------------------------------------------

Effective May 5, 1996, the Company acquired Kay-Bee Center, Inc. (KB) from Melville Corporation for a initial purchase price of $185.3 million. This acquisition was accounted for as a purchase with the results of KB included from the acquisition date. At May 5, 1996, KB operated 1,042 toy stores located in all 50 states and Puerto Rico.

The following summary, prepared on a pro forma basis, combines the results of operations as if KB had been acquired at the beginning of the fiscal years presented. Included in the pro forma presentation is the impact of certain purchase adjustments directly attributable to the acquisition which are expected to have a continuing impact.

(In thousands)                                          1996           1995
-------------------------------------------------------------------------------
                                                           (Unaudited)
Net sales                                            $3,596,555    $3,196,372
Income from continuing operations before
  extraordinary charge                               $  138,774    $   47,098
Net income                                           $  109,380    $   41,369
Income per share - diluted:
  Continuing operations                              $     1.26    $     0.43
  Net income                                         $     0.99    $     0.38



FORM 10-K                                                             Page 29

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS COMBINATIONS - CONTINUED

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the KB acquisition been consummated as of the beginning of the fiscal years presented. Additionally, the pro forma financial information is not intended to be a prediction of future results and it does not reflect any synergies that may be achieved from the combined operations.

DISCONTINUED OPERATIONS

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Closures of the 165 stores open at February 1, 1997, were completed throughout fiscal 1997. Accordingly, the operating results for this business are reported as a discontinued operation for fiscal 1996 and 1995. Summary operating results and financial information of this discontinued operation are as follows:

(In thousands)                                         1996          1995
-----------------------------------------------------------------------------
Net sales                                            $ 84,253      $106,283

Gross profit                                         $ 38,134      $ 49,698

Loss before income taxes                             $(13,710)     $ (9,091)
Income tax benefit                                      5,072         3,364
-----------------------------------------------------------------------------
                                                       (8,638)       (5,727)
Loss on store closures, net of tax                    (18,900)
-----------------------------------------------------------------------------
                                                     $(27,538)     $ (5,727)
-----------------------------------------------------------------------------

INCOME TAXES

The provision for income taxes on continuing operations is comprised of the following:

(In thousands)                           1997          1996          1995
-------------------------------------------------------------------------------
Federal - Currently payable             $59,843       $77,195        $48,656
Deferred                                  2,926         4,134         (7,673)
State and Local                          12,411        10,540          9,158
Foreign                                   1,074         1,123
-------------------------------------------------------------------------------
                                        $76,254       $92,992        $50,141
-------------------------------------------------------------------------------



FORM 10-K                                                             Page 30

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - CONTINUED

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                        1997          1996          1995
------------------------------------------------------------------------------------------------
Statutory Federal income tax rate                       35.0%         35.0%         35.0%
Effect of:
  State and local income taxes                           5.0           3.5           3.7
  Work Opportunity and Targeted jobs tax credit         (0.3)         (0.1)         (0.5)
  Corporate owned life insurance investments                          (0.7)         (1.9)
  Merger and other related charges                       8.0
  Other                                                 (0.7)         (0.5)          0.9
------------------------------------------------------------------------------------------------
Effective tax rate                                      47.0%         37.2%         37.2%
------------------------------------------------------------------------------------------------

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are presented in the following table.

(In thousands)                                         1997          1996
----------------------------------------------------------------------------------
Deferred tax assets:
  Uniform inventory capitalization                   $19,184       $20,270
  Discontinued operations                                383        11,458
  Inventory valuation allowance                       27,338         9,061
  Deferred credits                                     1,072         1,596
  Other (each less than 5% of total assets)           38,605        25,062
----------------------------------------------------------------------------------
Total deferred tax assets                             86,582        67,447
----------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                        63,964        32,839
  Other                                                7,326        16,390
----------------------------------------------------------------------------------
Total deferred tax liabilities                        71,290        49,229
----------------------------------------------------------------------------------
Net deferred tax assets                              $15,292       $18,218
----------------------------------------------------------------------------------


Net income taxes paid were $96,695,000, $24,811,000, and $58,476,000 in 1997,
1996, and 1995, respectively.




FORM 10-K                                                             Page 31

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following on the dates indicated:

(In thousands)                                  1997          1996
------------------------------------------------------------------------
Credit Agreements                             $ 68,600      $ 67,600
7% Subordinated Notes                          100,000       100,000
9.25% Mortgage Note                              7,705         7,880
Industrial Development Revenue Bonds             2,000         2,000
Capital leases                                   3,587         3,704
Other, primarily deferred rent                   5,332         4,929
------------------------------------------------------------------------
                                               187,224       186,113
Less current portion                            71,943        31,064
------------------------------------------------------------------------
                                              $115,281      $155,049
------------------------------------------------------------------------


Annual maturities of long-term debt for the next five fiscal years are: 1998, $71,943,000; 1999, $352,000; 2000, $100,386,000; 2001, $425,000; 2002, $467,000
and thereafter $13,651,000.

Interest paid, including capitalized interest of $1,386,000, $258,000 and $227,000 in each of the respective previous three fiscal years, was $30,437,000 in 1997, $24,206,000 for 1996, and $23,154,000 in 1995.

CREDIT AGREEMENTS

The Company has a $600,000,000 Revolving Credit Facility (Revolver) with a syndicate of financial institutions to provide unsecured senior bank financing. The Revolver has a maturity date of May 3, 2000, and requires the maintenance of certain standard financial ratios and prohibits the payment of cash dividends. At January 31, 1998, approximately $517,780,000 was available for borrowings under the Revolver. The Company was contingently liable for outstanding letters of credit under the Revolver totaling $68,620,000 at January 31, 1998. Additionally, the Company has guaranteed letters of credit totaling $23,331,000 relating to letters of credit assumed in the merger of Mac Frugal's. Direct borrowings under the Revolver at January 31, 1998, were at a rate of 5.9%.

Additionally, $72,000,000 of uncommitted short-term credit facilities are available, subject to provisions of the Revolver, at January 31, 1998. Borrowings under the uncommitted facilities were $55,000,000 as of January 31, 1998, at a rate of 5.9%. There were no direct borrowings outstanding pursuant to any uncommitted credit facilities at February 1, 1997.

SUBORDINATED NOTES

In connection with the acquisition of KB the Company issued $100,000,000 of Subordinated Notes. The Subordinated Notes mature in the year 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable, subject to provisions of the Revolver, at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest. Provisions of the Subordinated Notes provide, among other matters, limitations on; additional indebtedness, payments of certain indebtedness, and asset sales. The estimated fair value at January 31, 1998, was $99,882,000 and the related carrying amount was $100,000,000.


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

COMMITMENTS

The Company has commitments to certain vendors for future inventory purchases totaling approximately $34,500,000 at January 31, 1998. Terms of the commitments provide for these inventory purchases to be made through fiscal 1998 or later as may be extended. There are no annual minimum purchase requirements.

EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

The Company has a qualified defined benefit pension plan covering certain employees hired on or before March 31, 1994, and a non-qualified supplemental defined benefit pension plan effective January 1, 1996, covering a select group of highly compensated employees to ensure the overall retirement pension benefits frozen for such group of employees under the qualified plan. Benefits under each plan are based on credited years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future.

The components of net periodic pension cost are comprised of the following:

(In thousands)                                        1997          1996          1995
-------------------------------------------------------------------------------------------
Service cost - benefits earned in the period         $2,934        $2,849        $1,642
Interest cost on projected benefit obligation         1,496         1,174           811
Investment return on plan assets                     (1,252)         (917)         (631)
Net amortization and deferral                           760           922           303
-------------------------------------------------------------------------------------------
Net periodic pension cost                            $3,938        $4,028        $2,125
-------------------------------------------------------------------------------------------
Assumptions used in each year of the actuarial computations were:
Discount rate                                           6.5%          7.1%          6.5%
Rate of increase in compensation levels                 5.5%          5.5%          5.5%
Expected long-term rate of return                       9.0%          9.0%          9.0%




FORM 10-K                                                             Page 33

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS - CONTINUED

The following table sets forth the funded status of the Company's defined benefit plan.

(In thousands)                                                 1997          1996
------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation                                   $15,703       $11,733
  Non-vested benefits                                           3,131         3,011
------------------------------------------------------------------------------------
Accumulated benefit obligation                                $18,834       $14,744
------------------------------------------------------------------------------------
Actuarial present value of projected benefit obligation       $26,365       $20,539
Plan assets at fair value, primarily cash equivalents, U.S.
  Government securities and obligations, and publicly traded
  stocks and mutual funds                                      16,246        14,152
------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets         (10,119)       (6,387)
Unrecognized prior service cost                                  (677)         (812)
Unrecognized net obligation at transition                         212           225
Unrecognized net loss                                           7,868         7,059
------------------------------------------------------------------------------------
Prepaid pension cost                                          $ 2,716       $    85
------------------------------------------------------------------------------------


SAVINGS PLAN

The Company has a savings plan with a 401(k) deferral feature and a Top Hat Plan with a similar deferral feature for all eligible employees. Provisions of $5,406,000, $4,161,000, and $2,551,000 have been charged to operations in fiscal 1996, 1995, and 1994, respectively.

LEASES

Leased property consists primarily of the Company's retail stores and certain warehouse space. Many of the store leases have rent escalations and provide that the Company pay for real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. In addition, some leases provide options to extend the original terms for an additional two to twenty years. Minimum lease commitments as of January 31, 1998, are as follows:




FORM 10-K                                                             Page 34

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES - CONTINUED

                                             Capital         Operating
(In thousands)                                Leases           Leases
------------------------------------------------------------------------
1998                                          $  472        $  224,804
1999                                             472           194,315
2000                                             472           159,384
2001                                             472           127,053
2002                                             472            95,493
Subsequent to 2002                             4,204         $ 284,200
------------------------------------------------------------------------
Total future minimum lease payments            6,564        $1,085,249
Less: interest                                 2,977      --------------
----------------------------------------------------------------
Present value of minimum lease payments       $3,587
----------------------------------------------------------------


Total rental expense charged to continuing operations for operating leases of stores and warehouses consisted of the following:

(In thousands)                        1997          1996          1995
-------------------------------------------------------------------------------
Minimum rentals                     $271,211      $204,277      $101,844
Contingent rents                       7,129         6,103         1,167
-------------------------------------------------------------------------------
                                    $278,340      $210,380      $103,011
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

STOCK SPLIT

All references in the financial statements to average common shares outstanding and related prices, per share amounts, and stock option data have been restated to reflect 5 for 4 stock splits to stockholders of record on December 10, 1996, and June 10, 1997.

PUBLIC OFFERING OF COMMON STOCK

In June 1996, the Company issued 8,007,813, adjusted for the 5 for 4 splits, shares of common stock. Net proceeds to the Company totaled $190,639,000 and were utilized to repay a portion of the borrowings incurred to finance the acquisition of KB.

INCOME PER SHARE

There are no adjustments required to be made to income from continuing operations before extraordinary charge for purposes of computing basic and diluted income per share and there were no securities outstanding at January 31, 1998, which were excluded from the computation of income per share.

A reconciliation of the average number of common shares outstanding used in the basic and diluted income per share computation is as follows:



FORM 10-K                                                             Page 35

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY - CONTINUED

                                        Average Common Shares Outstanding
                                   -------------------------------------------
(In thousands)                            1997          1996         1995
------------------------------------------------------------------------------
Basic                                   107,621       104,642        98,185
Dilutive effect of stock options          4,442         3,760         2,460
------------------------------------------------------------------------------
Diluted                                 112,063       108,402       100,645
------------------------------------------------------------------------------


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

In addition, at any time the Rights are exercisable, in the event the Company is acquired in a merger or business combination (and is not the surviving entity) or more than 50% of the Company's assets, cash flow or earning power is sold or transferred, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each Right. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a 20% position has been acquired. The Rights expire on April 18, 1999, and at no time have voting power.

PREFERRED STOCK

In conjunction with the Stockholder Rights Plan the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

STOCK PLANS

STOCK COMPENSATION PLANS

At January 31, 1998, the Company has two stock-based compensation plans, which are described below. Effective with the merger, and in accordance with the terms of the Mac Frugal's stock option plans, outstanding Mac Frugal's options were assumed by the Company and converted to options to purchase Company common stock at a ratio of .94 of one share of Mac Frugal's common stock for each share of Company common stock. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for any options issued pursuant to any plan. The compensation cost that has been charged against income for the Restricted Stock Plan, which expired in 1997, was $7,037,000, $750,000 in 1996 and 1995, respectively. Had compensation cost for the Company's various option plans, including the pre merger effect of Mac Frugal's plans, been determined consistent with FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:


FORM 10-K                                                             Page 36

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS - CONTINUED

(In thousands except per share data)                        1997         1996          1995
-----------------------------------------------------------------------------------------------
Net income
  As reported                                             $85,935      $127,066       $78,965
  Pro forma                                                82,999       123,267        77,263
Income per common share:
  As reported                                               $0.80         $1.21         $0.80
  Pro forma                                                  0.77          1.18          0.79
Income per common share - diluted:
  As reported                                               $0.77         $1.17         $0.78
  Pro forma                                                  0.74          1.14          0.77



FIXED STOCK OPTION PLANS

Consolidated Stores Corporation 1996 Performance Incentive Plan (Incentive Plan) provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (SAR's). The number of newly issued shares of common stock available for issuance under the Incentive Plan is 3,125,000 plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company's fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued shares of common stock available for use under the Incentive Plan shall not exceed 15% of the total issued and outstanding Common Stock as of any measurement date. A minimum of 10,468,750 shares of common stock are available for issuance and the term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined, of the underlying common stock on the date of award. The award price of a SAR is to be a fixed amount, not less than 100% of the fair market value of a share of common stock at the date of award. Upon an effective change in control of the Company all awards outstanding under the Incentive Plan automatically vest.

Prior to 1996 the Company had a Stock Option Plan (Plan) which expired in 1995. The Plan provided that all options be granted at an exercise price at least equal to the fair market value of the common stock at the date of grant. Options generally became exercisable one year following the original date of grant in five equal annual installments.

The Company has a Director Stock Option Plan (DSOP), for non-employee directors, pursuant to which up to 781,250 shares of the Company's common stock may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors, nor the Compensation Committee, exercise any discretion in administration of the DSOP. Grants are made annually, 90 days following the annual meeting of stockholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each non-employee director which becomes fully exercisable over a three year period, 20% the first year and 40% each subsequent year, beginning one year subsequent to grant.




FORM 10-K                                                             Page 37

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS - CONTINUED

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively; no dividend yield for any year; expected volatility of 39%, 42% and 32%; risk-free interest rates of 5.3%, 6.0% and 4.9%; and expected lives of 2.2, 2.5 and 2.4 years.

A summary of the Company's various option plans, including the pre-merger plans of Mac Frugal's, as of January 31, 1998, February 1, 1997, and February 3, 1996, and changes during the fiscal years ended on those dates is presented below:

(In thousands except price data)            1997                     1996                      1995
                                    -------------------------------------------------------------------------
                                       Shares    Price(1)        Shares   Price(1)        Shares    Price(1)
-------------------------------------------------------------------------------------------------------------
Under option outstanding
  at beginning of year               12,438,089    $11.25      10,325,979    $ 7.74      8,371,516    $ 6.40
Granted                               1,495,232     23.38       3,568,641     26.28      4,128,651     12.52
Exercised                             1,522,745     13.19       1,210,784     10.23      1,344,569      4.03
Forfeited                             1,700,517     23.58         245,747     13.52        829,619     11.47
--------------------------------------------------------------------------------------------------------------------
Under option at end of year          10,710,059    $14.31      12,438,089    $11.25     10,325,979    $ 7.74
--------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year    6,500,029

Weighted average fair value of
  options granted during the year         $5.64

(1) Weighted average per share exercise price



The following table summarizes information about fixed stock options outstanding at January 31, 1998:

   Range of Prices               Options Outstanding                Options Exercisable
---------------------------------------------------------------------------------------------
                                        Weighted
                                        Average       Weighted
                          Number of    Remaining      Average      Number of      Weighted
  Greater   Less than      Options    Contractual     Exercise      Options       Average
    than   or equal to   Outstanding  Life (Years)      Price    Exercisable   Exercise Price
---------------------------------------------------------------------------------------------
    $ 1        $10        3,273,563       3.2          $ 4.34      3,234,045      $ 4.29
    $10        $20        4,088,163       6.9           12.04      2,205,364       12.12
    $20        $30        3,236,491       8.9           26.38      1,060,620       26.56
    $30                     111,842       9.7           40.34
                         -----------------------------------------------------------------------
                         10,710,059       6.4          $14.30      6,500,029      $10.58
                         -----------------------------------------------------------------------



FORM 10-K                                                             Page 38

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADDITIONAL DATA

The following is a summary of certain financial data:

(In thousands)                            1997          1996
---------------------------------------------------------------------
Property and equipment - at cost:
  Land                                  $ 49,310      $ 46,535
  Buildings                              205,758       191,012
  Fixtures and equipment                 687,962       611,860
  Transportation equipment                28,536        21,698
---------------------------------------------------------------------
                                         971,566       871,105
Construction-in-progress                  18,827         1,605
---------------------------------------------------------------------
                                         990,393       872,710
Less accumulated depreciation            376,915       319,120
---------------------------------------------------------------------
                                        $613,478      $553,590
---------------------------------------------------------------------


(In thousands)                            1997          1996
---------------------------------------------------------------------
Accrued liabilities:
  Salaries and wages                    $ 89,022      $ 99,078
  Property, payroll and other taxes       42,801        27,254
  Other                                    2,465         2,381
---------------------------------------------------------------------
                                        $134,288      $128,713
---------------------------------------------------------------------


The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.


(In thousands)                            1997          1996          1995
-----------------------------------------------------------------------------------
Inventories                            $ 64,272      $(165,639)    $(104,728)
Other current assets                    (12,832)         8,608        (6,129)
Accounts payable                        (55,858)        82,070        38,671
Accrued liabilities                       5,575        (12,135)        5,068
Income taxes                            (39,533)        57,462        (9,056)
-----------------------------------------------------------------------------------
                                       $(38,376)     $ (29,634)   $  (76,174)
-----------------------------------------------------------------------------------




FORM 10-K                                                             Page 39

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS GROUP INFORMATION

Business group information follows:

(In thousands)                    1997             1996            1995
-----------------------------------------------------------------------------
Revenues:
  Closeout                    $ 2,452,474      $ 2,204,521      $1,991,609
  Toys                          1,562,463        1,178,224          76,689
  Other                            40,365           37,419          42,652
-----------------------------------------------------------------------------
                              $ 4,055,302      $ 3,420,164      $2,110,950
-----------------------------------------------------------------------------
Operating profit (loss):
  Closeout                    $   205,908      $   179,232      $  146,930
  Toys                            101,027           96,474           7,438
  Other and corporate (a)        (117,748)          (3,333)            163
-----------------------------------------------------------------------------
                              $   189,187      $   272,373      $  154,531
-----------------------------------------------------------------------------

(a) Fiscal 1997 includes $70,000 and $45,000 of inventory and merger related charges associated with the Mac Frugal's Bargains Close-outs, Inc. acquisition.

Depreciation and amortization:
  Closeout                       $ 54,438     $ 47,044     $43,584
  Toys                             24,648       15,358         534
  Other and corporate                  77        4,229       4,118
---------------------------------------------------------------------------
                                 $ 79,163     $ 66,631     $48,236
---------------------------------------------------------------------------
Capital expenditures:
  Closeout                       $ 85,714     $ 53,497     $67,470
  Toys                             60,746       49,009       2,419
  Other and corporate                            2,278       4,319
---------------------------------------------------------------------------
                                 $146,460     $104,784     $74,208
---------------------------------------------------------------------------

Identifiable assets were comprised of the following:

(In thousands)                                   1997          1996
---------------------------------------------------------------------------
Closeout                                      $1,118,119    $1,028,773
Toys                                             604,893       619,688
Other and corporate                               23,369        67,038
---------------------------------------------------------------------------
                                              $1,746,381    $1,715,499
---------------------------------------------------------------------------



FORM 10-K                                                             Page 40

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1997 and 1996 is presented below:

                                                                         Quarter
                                               -------------------------------------------------------------------------
(In thousands, except per share data)             First         Second        Third          Fourth         Year
------------------------------------------------------------------------------------------------------------------------
1997(a)
Net Sales                                        $778,338      $801,306      $859,559      $1,616,099      $4,055,302
Gross profit                                     $317,365      $334,479      $367,556      $  600,469      $1,619,869
Net income (loss)                                $ (1,324)     $  5,781      $ 13,622      $   67,856      $   85,935
Income (loss) per common share (b)               $  (0.01)     $   0.05      $   0.13      $     0.63      $     0.80
Income (loss) per common share - diluted (b)     $  (0.01)     $   0.05      $   0.12      $     0.60      $     0.77

1996(C)
Net Sales                                        $481,101      $690,499      $771,802      $1,476,762      $3,420,164
Gross profit                                     $205,514      $282,176      $330,044      $  621,627      $1,439,361
Income (loss):
  Continuing operations                          $  9,399      $   (389)     $  6,150      $  141,300      $  156,460
  Discontinued operations                          (2,281)       (3,317)       (4,059)        (17,881)        (27,538)
  Extraordinary charge                                           (1,856)                                       (1,856)
------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                              $  7,118      $ (5,562)     $  2,091      $  123,419      $  127,066
------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share (b):
  Continuing operations                          $   0.10      $      0      $   0.06      $     1.32      $     1.49
  Discontinued operations                           (0.03)        (0.03)        (0.04)          (0.17)          (0.26)
  Extraordinary charge                                            (0.02)                                        (0.02)
------------------------------------------------------------------------------------------------------------------------
                                                 $   0.07      $  (0.05)     $   0.02      $     1.15      $     1.21
------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - diluted (b):
  Continuing operations                          $   0.09      $             $   0.06      $     1.27      $     1.44
  Discontinued operations                           (0.02)        (0.03)        (0.04)          (0.16)          (0.25)
  Extraordinary charge                                            (0.02)                                        (0.02)
------------------------------------------------------------------------------------------------------------------------
                                                 $   0.07      $  (0.05)     $   0.02      $     1.11      $     1.17
------------------------------------------------------------------------------------------------------------------------

(a) See Business Combinations for discussion of fourth quarter merger and other related charges and associated expenses included in cost of sales recorded in connection with the acquisition of Mac Frugal's.

(b) Income (loss) per share calculations for each quarter is based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

(c)  Includes the results of KB Toys from date of acquisition; May 5, 1996.



FORM 10-K                                                             Page 41

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEMS 10-13

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10
- 13 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 15, 1998.

Information regarding Executive Officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" in Part I of this report.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

                                                                                     Page
                                                                                     ----
         1.  Financial Statements

              Independent Auditors' Report                                             22

              Consolidated Statements of Income                                        23

              Consolidated Balance Sheets                                              24

              Consolidated Statements of Stockholders' Equity                          24

              Consolidated Statements of Cash Flows                                    26

              Notes to Consolidated Financial Statements                               27

         2.  Financial Statement Schedules

              Schedule                        Description
              --------             ----------------------------------

                 II                Valuation and Qualifying Accounts                   47

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.


FORM 10-K                                                              Page 42

(b) Reports on Form 8-K

    Date                                     Topic
--------------------  ----------------------------------------------------------
  November 5, 1997    Announcement of Agreement and Plan of Merger among
                      Consolidated, MBC Consolidated Acquisition Corporation and
                      Mac Frugal's Bargains Close-outs, Inc.

  January 16, 1998    Announcement that on January 15, 1998, the stockholders of
                      Consolidated Stores Corporation approved the share
                      issuance pursuant to the terms of the Agreement and Plan
                      of Merger, dated November 4, 1997, among Consolidated, MBC
                      Consolidated Acquisition Corporation and Mac Frugal's
                      Bargains Close-outs, Inc. and the subsequent
                      consummation of the transaction on January 16, 1998.

(c) Exhibits


Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.                               Document
-----------     -----------------------------------------------------------------
   3(a)         Form of Restated Certificate of Incorporation of the Company
                (Exhibit 4(a) to the Company Registration Statement (No.
                33-6086) on Form S-8 and incorporated herein by reference)

   3(b)         Amended and Restated By-laws of the Company (Exhibit 3(c) to the
                Company's Annual Report on Form 10-K for the year ended February
                3, 1990, and incorporated herein by reference)

   3(c)         Amendment to By-laws dated April 14, 1992 (Exhibit 3(c) to the
                Company's Annual Report on Form 10-K for the year ended February
                1, 1992, and incorporated herein by reference)

   4(a)         Specimen Stock Certificate (Exhibit 4(a) to the Company's Annual
                Report on Form 10-K for the year ended February 1, 1992, and incorporated herein by reference)

   4(b) Summary of Rights to Purchase Preferred Stock (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended
                February 3, 1990, and incorporated herein by reference)

   4(c)         Rights Agreement between the Company and National City Bank
                (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990, and incorporated herein by reference)

   4(d)         Form of Certificate of Designation, Preferences and Rights of
                Series A Junior Participating Preferred Stock of the Company
                (Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990, and incorporated herein by reference)

   10(a) Consolidated Stores Corporation 1996 Performance Incentive Plan as Amended and Restated on July 23, 1996, (Exhibit 10(a) to the
                Company's Annual Report on Form 10-K for the year ended February
                1, 1997, and incorporated herein by reference)

   10(b)        Consolidated Stores Corporation Directors Stock Option Plan
                (Exhibit 10(q) to the Company's Registration Statement (No.
                33-42502) on Form S-8 and incorporated herein by reference)

   10(b)(i)     Consolidated Stores Corporation Amended and Restated Directors
                Stock Option Plan (Exhibit 10(c)(ii) to the Company's Annual
                Report on Form 10-K for the year ended February 1, 1992, and incorporated herein by reference)




FORM 10-K                                                              Page 43

Exhibit No.                               Document
-----------     -----------------------------------------------------------------
   10(c)        Consolidated Stores Corporation Supplemental Savings Plan
                (Exhibit 10(r) to the Company's Registration Statement (No.
                33-42692) on Form S-8 and incorporated herein by reference)

   10(d)        CSIC Pension Plan and Trust dated March 1, 1976, (Exhibit
                10(h)(ii) to the Company's Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

   10(d)(i) Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company's Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

   10(d)(ii)    Amendment No. 2 to CSIC Pension Plan and Trust (Filed as an
                Exhibit to the Company's Registration Statement (No. 33-6086) on
                Form S-8 and incorporated herein by reference)

   10(e) Amended and Restated Credit Agreement dated as of May 3, 1996, by and among Consolidated Stores Corporation, an Ohio corporation (the "Borrower"), the BANKS (as defined), and The
                Bank of New York, in its capacity as Syndication Agent and as Managing Agent, National City Bank of Columbus, in its capacity as Administrative Agent ("Administrative Agent") and as Managing
                Agent, PNC Bank, Ohio, National Association, in its capacity as
                Arranger, as Documentation Agent (the "Documentation Agent") and as Managing Agent , Bank One, Columbus, N.A., in its capacity as
                Managing Agent, and National City Bank in its capacity as Managing Agent (Exhibit 10(d) to the Company's Annual Report on
                Form 10-K for the year ended February 1, 1997, and incorporated herein by reference)

   10(e)(i)     Amendment Number One to Amended and Restated Credit Agreement
                (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997, and incorporated herein by reference)

   10(f)        Transfer Agreement, dated as of May 9, 1997, among Consolidated
                Stores Corporation, an Ohio corporation, Nashua Hollis CVS,
                Inc., a New Hampshire corporation, The Bank of New York, a New
                York banking corporation, as Trustee, and each of the purchasers
                (as defined) (Exhibit 10(a) to the Company's Quarterly Report on
                Form 10-Q for the quarter ended August 2, 1997, and incorporated herein by reference)

   10(g)        Consolidated Stores Corporation, Note Agreement dated May 9,
                1997, for $100,000,000 7% Senior Subordinated Notes Due May 4,
                2000, (Exhibit 10(b) to the Company's Quarterly Report on Form
                10-Q for the quarter ended August 2, 1997, and incorporated herein by reference)

   10(h)        Stock Purchase Agreement dated as of March 25, 1996, between
                Melville Corporation and Consolidated Stores Corporation relating to the purchase and sale of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit B to the Company's Current Report on Form 8-K dated April 8, 1996, and incorporated herein by reference)

   10(h)(i)     Amendment No. 1 to Stock Purchase Agreement dated as of March
                25, 1996, between Melville Corporation and Consolidated Stores
                Corporation relating to the purchase and sales of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit 10 to the
                Company's Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference)

   10(i)        Agreement and Plan of Merger by and Among Consolidated Stores
                Corporation, MBC Consolidated Acquisition Corporation and Mac
                Frugal's Bargains Close-outs, Inc. dated as of November 4,
                1997, (Exhibit 1 to the Company's Current Report on Form 8-K dated November 5, 1997, and incorporated herein by reference)

   10(j) Employment Agreement with William G. Kelley (Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended
                February 3, 1990, and incorporated herein by reference)



FORM 10-K                                                              Page 44

Exhibit No.                               Document
-----------     -----------------------------------------------------------------
   10(j)(i)     Amendment No. 1 to Employment Agreement with William G. Kelley
                (Exhibit 10(f)(i) to the Company's Annual Report on Form 10-K
                for the year ended February 3, 1996, and incorporated herein by reference)

   10(k)        Employment Agreement with Armen Bahadurian (Exhibit 10(a) to the
                Company's Quarterly Report on Form 10-Q for the quarter ended
                July 29, 1995, and incorporated herein by reference)

   10(l) Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(m) Employment Agreement with Michael L. Glazer (Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(n) Employment Agreement with C. Matthew Hunnell (Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

   10(o) Consulting Agreement, dated as of November 4, 1997, by and between Philip L. Carter and Consolidated Stores Corporation
                (Exhibit 2.2 to the Company's Registration Statement (No.
                333-41143) (included in Joint Proxy Statement/Prospectus as
                Annex B) on Form S-4 and incorporated herein by reference)

   10(p) Noncompetition Agreement, dated as of November 4, 1997, by and between Philip L. Carter and Consolidated Stores Corporation
                (Exhibit 2.3 to the Company's Registration Statement (No.
                333-41143) (included in Joint Proxy Statement/Prospectus as
                Annex C) on Form S-4 and incorporated herein by reference)

   10(q) Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit 10(q)(i) to the Company's Annual
                Report on Form 10-K for the year ended February 3, 1990, and incorporated herein by reference)

   10(r)        The Consolidated Stores Corporation Key Associate Annual
                Incentive Compensation Plan (Exhibit 10(n) to the Company's
                Annual Report on Form 10-K for the year ended February 1, 1997, and incorporated herein by reference)

   10(s)        Form of Executive Severance Agreement of the Company (Exhibit
                10(s)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990, and incorporated herein by reference)

   10(t) Consolidated Stores Executive Benefits Plan (Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended
                February 3, 1990, and incorporated herein by reference)

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

   24.2         Power of Attorney for Nathan P. Morton (Exhibit 24.2 to the
                Company's Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)



FORM 10-K                                                              Page 45

Exhibit No.                               Document
-----------     -----------------------------------------------------------------
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

   24.6         Power of Attorney for W. Eric Carlborg (Exhibit 24.6 to the
                Company's Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

   24.7         Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the
                Company's Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

   27*           Financial Data Schedule





FORM 10-K                                                              Page 46

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)





                                                              Additions
                                                     ----------------------------
                                        Balance at    Charged to     Charged to
                                      Beginning of      Cost and        Other                      Balance at
                                            Period       Expense     Accounts (2)    Deductions   End of Period
---------------------------------------------------------------------------------------------------------------
Fiscal year ended January 31, 1998:
  Inventory valuation allowance(1)         $11,826      $92,812        $              $39,537         $65,101

Fiscal year ended February 1, 1997:
  Inventory valuation allowance(1)          24,506        6,678         10,200         29,558          11,826

Fiscal year ended February 3, 1996:
  Inventory valuation allowance(1)           4,706       36,307                        16,507          24,506


(1) Applicable to continuing operations and consists primarily of reserve for markdowns of aged goods and similar inventory reserves.

(2) Value from company acquired.




FORM 10-K                                                              Page 47

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                            CONSOLIDATED STORES CORPORATION


             Date: April 21, 1998        By: /s/ William G. Kelley
                                            ----------------------------------
                                            William G. Kelley
                                            Chairman of the Board and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Date: April 21, 1998            /s/ William G. Kelley
                                            ----------------------------------
                                            William G. Kelley
                                            Chairman of the Board and Chief
                                              Executive Officer


             Date: April 21, 1998            /s/ Michael L. Glazer
                                            ----------------------------------
                                            Michael L. Glazer
                                            President


             Date: April 21, 1998            /s/ Michael J. Potter
                                            ----------------------------------
                                            Michael J. Potter
                                            Executive Vice President,
                                              Chief Financial and
                                              Accounting Officer


             Date: April 21, 1998

             Sheldon M. Berman       William G. Kelley       Nathan Morton

             W. Eric Carlborg        David T. Kollat         Dennis B. Tishkoff

             Michael L. Glazer       Brenda J. Lauderback    William A. Wickham

             Directors               Directors               Directors



Albert J. Bell, by signing his name hereto, does hereby sign this Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

                                             /s/ Albert J. Bell
                                            ----------------------------------
                                             Albert J. Bell
                                             Attorney-in-Fact

              Dated: April 21, 1998



FORM 10-K                                                            Page 48