Form 10-Q
period 1998-05-02
CONSOLIDATED STORES CORP /DE/
filed 1998-06-11
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended May 2, 1998 Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896








Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of June 5, 1998, was 109,345,962 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

FORM 10-Q

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                      -----
                                                                                                         Page
                                                                                                         ----

                   Part I - Financial Information

                       Item 1.  Financial Statements

                            Condensed Consolidated Balance Sheets                                          3

                            Condensed Consolidated Statements of Income                                    4

                            Condensed Consolidated Statements of Cash Flows                                5

                            Notes to Condensed Consolidated Financial Statements                           6

                       Item 2.  Management's Discussion and Analysis of Financial

                                Condition and Results of Operations                                        7

                   Part II - Other Information

                       Signature                                                                          12





FORM 10-Q                                                                Page 2

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   May 2,      January 31,
                                                                     1998            1998
----------------------------------------------------------------------------- ---------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $   31,922      $   41,714
Inventories                                                      1,012,634         910,668
Deferred income taxes                                               73,525          86,582
Other current assets                                                91,875          68,510
---------------------------------------------------------------------------- --------------
Total current assets                                             1,209,956       1,107,474
---------------------------------------------------------------------------- --------------

Property and equipment - net                                       627,992         613,478
Other assets                                                        24,772          25,429
---------------------------------------------------------------------------- --------------
                                                                $1,862,720      $1,746,381
---------------------------------------------------------------------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $  306,001      $  280,117
Accrued liabilities and income taxes                                91,132         173,208
Current maturities of long-term obligations                         12,528          71,943
---------------------------------------------------------------------------- --------------
Total current liabilities                                          409,661         525,268
---------------------------------------------------------------------------- --------------
Long-term obligations                                              315,088         115,281
Deferred income taxes                                               72,284          71,290
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 2,000 shares, $.01 par value:
  none issued
Common stock - authorized 290,000 shares, $.01 par value;
  issued 109,219 and 107,796 shares, respectively                    1,092           1,078
Nonvoting common stock - authorized 8,000 shares, $.01 par
  value; none issued
Additional paid-in capital                                         364,870         335,038
Retained earnings                                                  699,725         698,426
---------------------------------------------------------------------------- --------------
Total stockholders' equity                                       1,065,687       1,034,542
---------------------------------------------------------------------------- --------------
                                                                $1,862,720      $1,746,381
---------------------------------------------------------------------------- --------------

The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q                                                                Page 3

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)



                                           ---------------------------
                                               Thirteen weeks ended
                                           ---------------------------
                                            May 2, 1998    May 3, 1997
-------------------------------------------------------- -------------
Net sales                                     $ 823,302      $ 778,338

Costs and expenses:
   Cost of sales                                483,293        460,973
   Selling and administrative expenses          334,595        314,820
   Interest expense                               4,074          4,874
-------------------------------------------------------- -------------
                                                821,962        780,667
-------------------------------------------------------- -------------
Income (loss) before income taxes                 1,340         (2,329)
   Income taxes                                     523         (1,005)
-------------------------------------------------------- -------------
Net income (loss)                             $     817      $  (1,324)
======================================================== =============

Income (loss) per common share                $    0.01      $   (0.01)
Income (loss) per common share - diluted      $    0.01      $   (0.01)

Average common shares outstanding               108,501        107,310
Dilutive effect of stock options                  4,826          4,240
-------------------------------------------------------- -------------
Diluted                                         112,787        111,550
======================================================== =============


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q                                                                Page 4

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            -----------------------------
                                                                 Thirteen weeks ended
                                                            -----------------------------
                                                              May 2, 1998     May 3, 1997
----------------------------------------------------------------------------- -----------
OPERATING ACTIVITIES:
Net income (loss)                                               $     817       $  (1,324)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization                                   20,924          19,580
   Deferred income taxes                                           13,232           4,843
   Other                                                           18,643           6,849
   Change in assets and liabilities                              (188,329)       (242,372)
----------------------------------------------------------------------------- -----------
Net cash used in operating activities                            (134,713)       (212,424)
----------------------------------------------------------------------------- -----------

INVESTING ACTIVITIES:
  Capital expenditures                                            (33,531)        (33,125)
  Other                                                                               326
----------------------------------------------------------------------------- -----------
Net cash used in investing activities                             (33,531)        (32,799)
----------------------------------------------------------------------------- -----------

FINANCING ACTIVITIES:
  Proceeds from credit arrangements                               140,477         232,745
  Proceeds from exercise of stock options                          15,539           8,928
  Purchase of Mac Frugal's treasury stock                                          (2,184)
  Payments of senior notes and long-term obligations - net            (85)            (77)
  Other                                                             2,521             602
----------------------------------------------------------------------------- -----------
Net cash provided by financing activities                         158,452         240,014
----------------------------------------------------------------------------- -----------
Decrease in cash and cash equivalents                           $  (9,792)      $  (5,209)
============================================================================= ===========

Supplemental Disclosure of Cash Flow Information:
  Income taxes paid                                             $  40,398       $  65,198
  Interest paid                                                 $   5,777       $   6,417


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q                                                                Page 5

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at May 2, 1998, and the condensed consolidated statements of income and statements of cash flows for the thirteen week period ended May 2, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at May 2, 1998, and for the thirteen week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the period ended May 2, 1998, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - BUSINESS COMBINATION
-----------------------------

In January 1998, 23,371,639 common shares were issued in exchange for all outstanding common shares of Mac Frugal's Bargains - Close-outs, Inc. (Mac Frugal's) a closeout retailer.

The combination constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements for the thirteen weeks ended May 3, 1997, have been restated to include the accounts of Mac Frugal's.

In connection with the Mac Frugal's combination the Company recorded a charge in the fourth quarter of 1997 to operating expense of $45,000,000 for direct and other related costs pertaining to the combination. Merger transaction costs were primarily comprised of fees for professional services, severance and similar related costs. Additionally, the Company recorded a $70,000,000 charge to cost of sales in the fourth quarter of 1997 for combination related expenses for discontinued products, inventory consolidation and retail price equalization for the combined inventories.

Details of the merger and other related costs before applicable taxes are as follows:

                                              Provided for          Utilized in
                                                 in fiscal      ---------------------
(In thousands)                                       1997          1997          1998       Balance
====================================================================================================
Inventory charges included in cost of sales      $ 70,000      $ 10,137      $ 52,605      $  7,258
Merger transaction costs:
 Professional fees and services                    15,500         9,028         5,021         1,451
 Employee severance/termination costs              22,000        12,002           416         9,582
 Other                                              7,500           725         4,274         2,501
----------------------------------------------------------------------------------------------------
Total merger transaction costs                     45,000        21,755         9,711        13,534
----------------------------------------------------------------------------------------------------
                                                 $115,000      $ 31,892      $ 62,316      $ 20,792
====================================================================================================



FORM 10-Q                                                                Page 6

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management's discussion and analysis has been prepared giving effect to the pooling of interest business combination with Mac Frugal's Bargains - Close-outs, Inc. (Mac Frugal's) on January 16, 1998. Accordingly, the thirteen week period ending May 3, 1997, operating results and cash flows have been restated to reflect the business combination.

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

The Company is the nation's largest closeout retailer and a leading toy retailer with 2,283 stores located in all 50 states and Puerto Rico. The Company operates 1,031 retail closeout stores under the names Odd Lots, Big Lots, Mac Frugal's Bargains - Close-outs, and Pic `N' Save (Closeout Stores) and 1,252 retail toy and closeout toy stores primarily under the names K-B Toys, K-B Toy Works, and K-B Toy Outlet (Toy Stores). The Company is the largest enclosed shopping mall-based toy retailer in the United States. As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

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

FORM 10-Q                                                                Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                  Thirteen weeks ended
                                                              -----------------------------
                                                                May 2, 1998    May 3, 1997
============================================================================ ==============
Net sales:
  Closeout Stores                                                67.7%           66.3%
  Toy Stores                                                     30.9            32.2
---------------------------------------------------------------------------- --------------
Total Retail                                                     98.6            98.5
Other                                                             1.4             1.5
---------------------------------------------------------------------------- --------------
Total net sales                                                 100.0           100.0
---------------------------------------------------------------------------- --------------
Gross Profit:
  Closeout Stores                                                43.5            41.6
  Toy Stores                                                     37.1            39.8
---------------------------------------------------------------------------- --------------
Total Retail                                                     41.5            41.0
Other                                                            24.9            24.7
---------------------------------------------------------------------------- --------------
Total Gross Profit                                               41.3            40.8
Selling and administrative expenses                              40.6            40.4
---------------------------------------------------------------------------- --------------
Operating profit                                                  0.7             0.4
Interest expense                                                  0.5             0.6
---------------------------------------------------------------------------- --------------
Income (loss) before income taxes                                 0.2            (0.2)
Income taxes                                                      0.1
---------------------------------------------------------------------------- --------------
Net income                                                        0.1%           (0.2)%
============================================================================ ==============

Retail stores in operation at end of period:
   Closeout                                                     1,031             957
   Toy                                                          1,252           1,203
---------------------------------------------------------------------------- --------------
                                                                2,283           2,160
============================================================================ ==============


THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

NET SALES - Net sales increased to $823.3 million for the thirteen week period ended May 2, 1998, from $778.3 million in the same period of 1997. This 5.8% increase was primarily attributable to the increased number of stores in operation during the comparative periods and a .6% comparable store sales increase.

Net sales and comparable store sales by operating unit were as follows:


FORM 10-Q                                                                Page 8

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   Thirteen weeks ended
                               -----------------------------
                                     May 2,         May 3,       Percentage
      Operating Segment               1998           1997          Change
============================================= ============== ===============
                                      (In thousands)
Closeout                       557,633        516,125            8.0%
Toys                           254,496        250,583            1.6
Other                           11,173         11,630           (3.9)
--------------------------------------------- -------------- ---------------
                               823,302        778,338            5.8%
============================================= ============== ===============

Comparable store sales:
-----------------------
Closeout                           2.5%           5.7%
Toys                              (3.1)          20.2
--------------------------------------------- --------------
                                   0.6%          10.4%
============================================= ==============


The decline in Toy Stores comparable sales reflects the reduced sales volume associated with certain action figures which occurred in the first quarter of 1997 and price adjustments on video and related products.

GROSS PROFIT - Gross profit increased to $340.0 million in the quarter from $317.4 million in the prior year quarter, an increase of $22.6 million, or 7.1%. As a percentage of net sales, gross profit increased slightly to 41.3% in the 1998 quarter from 40.8% in the previous year quarter. Closeout Stores gross profit percentage was 43.5% compared to 41.6% in the prior year period reflective of a higher initial markup on the mix of inventories at fiscal 1997 year end. Conversely, the decline in Toy Stores gross profit percentage from 39.8% in the 1997 quarter to 37.1% in the first quarter of 1998 is primarily associated to the merchandise mix at fiscal year end which carried a lower initial markup than the prior fiscal year end. Components of gross profit as a percent to each operating segments sales were as follows:

                                   Thirteen weeks ended
                               ------------------------------
      Operating Segment          May 2, 1998     May 3, 1997
=============================================  ==============
Closeout                          43.5%           41.6%
Toys                              37.1            39.8
Other                             24.9            24.7
---------------------------------------------  --------------
                                  41.3%           40.8%
=============================================  ==============

SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased 6.3% to $334.6 million in the first quarter of 1998 from $314.8 million in the previous year quarter. This increase is primarily attributable to number of stores in operation. As a percentage of net sales, selling and administrative expenses increased slightly to 40.6% in 1998 from 40.4% in the prior year period.

INTEREST EXPENSE - Interest expense declined 16.3% to $4.1 million in the first quarter of 1998 from $4.9 million in fiscal 1997. The reduction reflects lower weighted average debt levels for borrowings utilized for inventory purchases, seasonal operating requirements, and capital projects in addition to a lower effective interest rate.


FORM 10-Q                                                                Page 9

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES - The effective tax rate of the Company decreased from 43.2% in the 1997 quarter to 39.0% in the first quarter of 1998. The company anticipates a 39.0% effective rate for the balance of fiscal 1998.

CAPITAL RESOURCES AND LIQUIDITY
The primary sources of liquidity for the Company has been cash flow from operations and borrowings under available credit facilities. Net cash used by operations in each of the thirteen week periods ended May 2, 1998, and May 3, 1997, as detailed in the condensed consolidated statements of cash flows, was $134.7 million and $212.4, respectively. This decrease is mainly attributable to the planned reduction of inventory levels.

Capital expenditures in 1998 are expected to be approximately $180 million principally for the anticipated opening of 300 stores plus capital requirements for warehouse expansion and equipment needs.

As necessary, the Company supplemented its capital and operating cash requirements in the first quarter with borrowings under available credit facilities. At May 2, 1998, approximately $313.0 million was available for borrowings under the Company's $600 million Revolving Credit Facility (Revolver) and an additional $87.8 million of uncommitted credit facilities were available, subject to the terms of the Revolver. Subsequent to May 2, 1998, the Company amended its Revolver increasing availability to $700 million for a five year period.

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


FORM 10-Q                                                                Page 10

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

                  Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, as well as, the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

                  Item 6.    Exhibits and Reports on Form 8-K.

                               (a)  Exhibits.

                                         Exhibit                Topic
                                      ------------    --------------------------

                                           27         Financial Data Schedule

                               (b) Reports on Form 8-K.

                                     Date                     Topic
                               ----------------- -------------------------------
                                    March        Post-Merger financial results
                                  17, 1998       for the merger between a
                                                 subsidiary of Consolidated and
                                                 Mac Frugal's Bargains -
                                                 Close-outs, Inc. on January 16,
                                                 1998, which was accounted for
                                                 as a pooling of interests.

FORM 10-Q                                                                Page 11

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CONSOLIDATED STORES CORPORATION
                                               -------------------------------
                                                         (Registrant)



         Dated:    June 9, 1998           By:  /s/ Michael J. Potter
                   ------------                --------------------------------
                                               Michael J. Potter, Executive Vice
                                               President, Chief Financial
                                               Officer, and Principal Accounting
                                               Officer


FORM 10-Q                                                                Page 12