Form 10-K/A
period 1998-01-31
CONSOLIDATED STORES CORP /DE/
filed 1998-06-26
CIK 768835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 K/A



[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended January 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the period                     to
                       --------------------  ---------------------------

                          Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

        Delaware                                      06-1119097
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended January 31, 1998, to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1997.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
      Independent Auditors' Report                                                            3

      Financial Statements:

          Statements of Net Assets Available for Benefits as of December 31, 1997
          and December 31, 1996                                                               4

          Statement of Changes in Net Assets Available for Benefits for the
          year ended December 31, 1997                                                        5

      Notes to Financial Statements                                                           6

      Supplemental Schedules:

          Schedule of Assets Held for Investments as of December 31, 1997                    13

          Schedule of Reportable Transactions in Excess of Five Percent of
          Current Value of Plan Assets for the Year Ended December 31, 1997                  14

      Exhibits:

          Independent Auditors' Consent                                                      15

          Signatures                                                                         16

                          INDEPENDENT AUDITORS' REPORT


To the Plan Administrator of the Consolidated Stores Corporation Savings Plan:

We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1997 and 1996, and the related statement of changes in net assets available for benefits for the year ended December 31, 1997. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of
(1) assets held for investment as of December 31, 1997, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1997, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1997 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




DELOITTE & TOUCHE LLP

Dayton, Ohio,
May 29, 1998

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                    December 31,
                                           ----------------------------
                                              1997            1996
                                           -----------     ------------
              ASSETS
Investment in Securities (at market):
   Consolidated Stores Corporation
     Common Shares                         $42,676,234     $22,402,365
Investment in Mutual Funds:
   Basic Value Fund                         11,434,052       9,004,813
   Capital Fund                              6,207,534       5,494,263
   Global Allocation Fund                    4,932,645       4,844,805
   Growth Fund                               7,926,939       5,932,163
Investment in Money Market Funds            11,863,044      12,371,535
Contribution receivable from:
   Consolidated Stores Corporation           3,421,236       3,059,590
   Participants                                194,733         167,232
Loans receivable                             4,907,483       3,874,634
Receivable from nonqualified plan              333,909         249,144
                                           -----------     -----------
                                            93,897,809      67,400,544
                                           -----------     -----------
            LIABILITIES

Payable to Plan participants                   224,830          22,603
                                           -----------     -----------
                                               224,830          22,603
                                           -----------     -----------
Net assets available for Plan benefits     $93,672,979     $67,377,941
                                           ===========     ===========








 See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                     For the Year
                                                        Ended
                                                     December 31,
                                                         1997
                                                     -----------
INCREASE IN PLAN ASSETS:
   Contributions:
     Participant contributions                       $ 7,077,989
     Company contributions                             3,421,236

   Investment Income:
     Interest                                            319,007
     Dividend                                          3,052,926

   Net appreciation in fair value of investments      21,621,804
                                                     -----------
       TOTAL INCREASES                                35,492,962

DECREASES IN PLAN ASSETS:

   Distributions and loans to Plan participants        9,197,924
                                                     -----------
       TOTAL DECREASES                                 9,197,924
                                                     -----------
NET INCREASE IN PLAN ASSETS                           26,295,038

NET ASSETS - BEGINNING OF YEAR                        67,377,941
                                                     -----------
NET ASSETS - END OF YEAR                             $93,672,979
                                                     ===========



 See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS

PLAN DESCRIPTION

On December 31, 1997, there were 13,459 employees eligible to participate in the Plan. On that date 6,590 were participating.

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

The administrator of the Plan is Consolidated Stores Corporation Savings Plan Committee ("Committee"). Effective January 31, 1996, The Trustee of the Plan is The Fifth Third Bank of Cincinnati. (see TRUST AGREEMENT).

All employees of Consolidated Stores Corporation and any of its subsidiaries ("Company") which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the first day of the month following satisfaction of eligibility requirements. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $9,500 (or such larger amount in accordance with Code Section 402(g) which is $10,000 as of January 1, 1998) or 15% of their compensation for the plan year. For the Plan years 1997 and 1996 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 2% and 50% of the next 4%, of the employee's first 6% contribution. The Company's matching contributions may be made in the form of Common Stock of the Company.

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

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

PLAN DESCRIPTION - CONTINUED

                                                            Vested
                     Years of Service                      Percentage
                     ----------------                      ----------

                Less than 2                                   --
                At least 2 but less than 3                    25
                At least 3 but less than 4                    50
                At least 4 but less than 5                    75
                5 or more                                    100

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

BENEFITS PAYABLE. As of December 31, 1997, net assets available for benefits included benefits of $224,830 due to participants who have withdrawn from participation in the Plan.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

TRUST AGREEMENT

Under a trust agreement effective January 31, 1996, The Fifth Third Bank of Cincinnati is responsible for investing the participants' contributions in the funds designated by each participant. In addition, the trustee processes and distributes all distributions from the Plan based on information provided by the Company. Administrative fees due under the trust agreement are paid by the Company.

INVESTMENT PROGRAMS

During the years ended December 31, 1997 and 1996, participants could direct their contributions to different funds of the Plan as described below:

MONEY MARKET FUNDS

MERRILL LYNCH RETIREMENT PRESERVATION TRUST. The Merrill Lynch Retirement Preservation Trust ("RP Trust") is a collective trust fund that invests primarily in Investment Contracts (GlCs) and United States Government and United States Government Agency securities.

MUTUAL FUNDS

MERRILL LYNCH BASIC VALUE FUND, INC. The Merrill Lynch Basic Value Fund, Inc. ("BV Fund") is a diversified, open-end, investment company seeking capital appreciation and, secondarily, income by investing in securities, primarily equities.

MERRILL LYNCH CAPITAL FUND, INC. The Merrill Lynch Capital Fund, Inc. ("Capital Fund") seeks to achieve the highest total investment return consistent with prudent risk through a fully managed investment policy utilizing equity, debt (including money market) and convertible securities.

MERRILL LYNCH GLOBAL ALLOCATION FUND, INC. The Merrill Lynch Global Allocation Fund, Inc. ("Global Fund") is a non-diversified mutual fund seeking high total investment return, through a fully-managed investment policy utilizing United States and foreign equity, debt, and money market securities.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

MUTUAL FUNDS - CONTINUED

MERRILL LYNCH GROWTH FUND. The Merrill Lynch Growth Fund ("Growth Fund") is a mutual fund seeking to provide growth of capital and, secondarily, income by investing in a diversified portfolio of primarily equity securities.

COMPANY STOCK FUND

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

TRANSFERRED ASSETS

Effective January 16, 1998, the Company acquired Mac Frugal's Bargains - Closeouts, Inc (Mac Frugal's) through a pooling of interest. As a result of this combination, eligible associates of Mac Frugal's will subsequently be transferred into the Company's Plan in May of 1998.

                     CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                        For the Year Ended December 31, 1997
                                    ----------------------------------------------------------------------------------------
                                     Number of     Loan and      Retirement     Basic Value      Capital        Global
                                      Shares      Short-term    Preservation       Fund           Fund        Allocation
                                                  Investment        Trust                                        Fund
                                                     Fund
                                    ------------ -------------- -------------- -------------- -------------- --------------
               ASSETS
 Investment in Securities
 (at market):
  Consolidated Stores Corporation
    Common Stock                       970,731      $             $              $               $              $
                                                            --             --             --             --             --
 Investment in Mutual Funds:
  Basic Value Fund                     308,360              --             --     11,434,052             --             --
  Capital Fund                         179,879              --             --             --      6,207,534             --
  Global Allocation Fund               248,844              --             --             --             --      4,932,645
  Growth Fund                          275,682              --             --             --             --             --
 Investment in Money Market Funds   11,863,044              --     11,863,044             --             --             --

 Contribution receivable from:
  Consolidated Stores Corporation                           --             --             --             --             --
  Participants                                          45,457         33,046         25,471         15,276         14,670
 Loans receivable                                    4,907,483             --             --             --             --
 Receivable from nonqualified plan                          --         31,340         44,361         26,588         23,869
                                                    ----------    -----------    -----------     ----------     ----------
                                                     4,952,940     11,927,430     11,503,884      6,249,398      4,971,184
             LIABILITIES
 Payable to Plan participants                               --         76,435         48,283         10,191          9,635
                                                    ----------    -----------    -----------     ----------     ----------
                                                            --         76,435         48,283         10,191          9,635
                                                    ----------    -----------    -----------     ----------     ----------
                                                    $4,952,940    $11,850,995    $11,455,601     $6,239,207     $4,961,549
                                                    ==========    ===========    ===========     ==========     ==========
                                    --------------------------------------------
                                      Growth Fund      Company         Plan
                                                     Stock Fund        Total
                                    -------------- -------------- --------------
               ASSETS
 Investment in Securities
 (at market):
  Consolidated Stores Corporation
    Common Stock                        $       --    $42,676,234    $42,676,234


 Investment in Mutual Funds:
  Basic Value Fund                              --             --     11,434,052
  Capital Fund                                  --             --      6,207,534
  Global Allocation Fund                        --             --      4,932,645
  Growth Fund                            7,926,939             --      7,926,939
 Investment in Money Market Funds               --             --     11,863,044

 Contribution receivable from:
  Consolidated Stores Corporation               --      3,421,236      3,421,236
  Participants                              18,134         42,679        194,733
 Loans receivable                               --             --      4,907,483
 Receivable from nonqualified plan          28,844        178,907        333,909
                                        ----------    -----------    -----------
                                         7,973,917     46,319,056     93,897,809
             LIABILITIES
 Payable to Plan participants               20,915         59,371        224,830
                                        ----------    -----------    -----------
                                            20,915         59,371        224,830
                                        ----------    -----------    -----------
                                        $7,953,002    $46,259,685    $93,672,979
                                        ==========    ===========    ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM - CONTINUED

                                                                 For the Year Ended December 31, 1996
                                    ----------------------------------------------------------------------------------------
                                     Number of     Loan and      Retirement     Basic Value      Capital        Global
                                      Shares      Short-term    Preservation       Fund           Fund        Allocation
                                                  Investment        Trust                                        Fund
                                                     Fund
                                    ------------ -------------- -------------- -------------- -------------- --------------
               ASSETS
 Investment in Securities
 (at market):
  Consolidated Stores Corporation
    Common Stock                        694,647     $       --    $        --     $       --     $       --     $       --

 Investment in Mutual Funds:
  Basic Value Fund                      290,478             --             --      9,004,813             --             --
  Capital Fund                          176,949             --             --             --      5,494,263             --
  Global Allocation Fund                332,976             --             --             --             --      4,844,805
  Growth Fund                           227,025             --             --             --             --             --
 Investment in Money Market Funds    12,371,535             --     12,371,535             --             --             --
 Contribution receivable from:
  Consolidated Stores Corporation                           --             --             --             --             --
  Participants                                              --         33,993         30,943         17,602         16,407
 Loans receivable                                    3,874,634             --             --             --             --
 Receivable from nonqualified plan                          --         36,874         34,524         18,985         20,931
                                                    ----------    -----------     ----------     ----------     ----------
                                                     3,874,634     12,442,402      9,070,280      5,530,850      4,882,143
             LIABILITIES
 Payable to Plan participants                               --          3,262          4,880          4,323             --
                                                    ----------    -----------     ----------     ----------     ----------
                                                            --          3,262          4,880          4,323             --
                                                    ----------    -----------     ----------     ----------     ----------
                                                    $3,874,634    $12,439,140     $9,065,400     $5,526,527     $4,882,143
                                                    ==========    ===========     ==========     ==========     ==========
                                                 December 31, 1997
                                    --------------------------------------------
                                     Growth Fund      Company         Plan
                                                    Stock Fund        Total
                                    -------------- -------------- --------------
               ASSETS
 Investment in Securities
 (at market):
  Consolidated Stores Corporation
    Common Stock                        $      --    $22,402,365    $22,402,365

 Investment in Mutual Funds:
  Basic Value Fund                             --             --      9,004,813
  Capital Fund                                 --             --      5,494,263
  Global Allocation Fund                       --             --      4,844,805
  Growth Fund                           5,932,163             --      5,932,163
 Investment in Money Market Funds              --             --     12,371,535
 Contribution receivable from:
  Consolidated Stores Corporation              --      3,059,590      3,059,590
  Participants                             17,015         51,272        167,232
 Loans receivable                              --             --      3,874,634
 Receivable from nonqualified plan         19,407        118,423        249,144
                                       ----------    -----------    -----------
                                        5,968,585     25,631,650     67,400,544
             LIABILITIES
 Payable to Plan participants               6,194          3,944         22,603
                                       ----------    -----------    -----------
                                            6,194          3,944         22,603
                                       ----------    -----------    -----------
                                       $5,962,391    $25,627,706    $67,377,941
                                       ==========    ===========    ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

 CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                     December 31, 1997
                                             -------------------------------------------------------------------------------
                                                Loan and       Retirement    Basic Value       Capital          Global
                                               Short-term     Preservation       Fund            Fund         Allocation
                                               Investment        Trust                                           Fund
                                                  Fund
                                             --------------- ------------------------------ --------------- ---------------

 INCREASE IN PLAN ASSETS:

 Contributions:
  Participant contributions                              --      $1,526,241   $  1,219,468     $   778,420        $719,124
  Company contributions                                  --              --             --              --              --

 Investment Income:
  Interest                                          319,007              --             --              --              --
  Dividend                                               --         385,371        892,793         537,750         667,056

 Net appreciation(depreciation) in fair
    value of investments                                 --         434,770      1,750,574         621,643       (132,188)
                                                 ----------     -----------    -----------      ----------      ----------
 TOTAL INCREASES                                    319,007       2,346,382      3,862,835       1,937,813       1,253,992

 DECREASES (INCREASES) IN PLAN ASSETS:

 Distributions and loans to Plan participants       498,829       2,227,052      1,137,240         840,533         619,468
 Interfund transfers - net                       (1,258,128)        707,475        335,394         384,600         555,118
                                                 ----------     -----------    -----------      ----------      ----------
 TOTAL DECREASES (INCREASES)                       (759,299)      2,934,527      1,472,634       1,225,133       1,174,586
                                                 ----------     -----------    -----------      ----------      ----------
 NET INCREASE (DECREASE) IN PLAN ASSETS           1,078,306        (588,145)     2,390,201         712,680          79,406
 NET ASSETS - BEGINNING OF YEAR                   3,874,634      12,439,140      9,065,400       5,526,527       4,882,143
                                                 ----------     -----------    -----------      ----------      ----------
 NET ASSETS - END OF YEAR                        $4,952,940     $11,850,955    $11,455,601      $6,239,207      $4,961,549
                                                 ==========     ===========    ===========      ==========      ==========

                                                             December 31, 1997
                                              -----------------------------------------------
                                               Growth Fund   Company Stock        Plan
                                                                  Fund            Total
                                              -------------- --------------- ----------------
 INCREASE IN PLAN ASSETS:

 Contributions:
  Participant contributions                        $943,158     $ 1,891,578     $  7,077,989
  Company contributions                                  --       3,421,236        3,421,236

 Investment Income:
  Interest                                               --              --          319,007
  Dividend                                          569,956              --        3,052,926

 Net appreciation(depreciation) in fair
    value of investments                            583,292      18,363,713       21,621,804
                                                 ----------     -----------      -----------
 TOTAL INCREASES                                  2,096,406      23,676,527       35,492,962

 DECREASES (INCREASES) IN PLAN ASSETS:

 Distributions and loans to Plan participants       783,990       3,090,812        9,197,924
 Interfund transfers - net                        (678,195)        (46,264)               --
                                                 ----------     -----------      -----------
 TOTAL DECREASES (INCREASES)                        105,795       3,044,548        9,197,924
                                                 ----------     -----------      -----------
 NET INCREASE (DECREASE) IN PLAN ASSETS           1,990,611      20,631,979       26,295,038
 NET ASSETS - BEGINNING OF YEAR                   5,962,391      25,627,706       67,377,941
                                                 ----------     -----------      -----------
 NET ASSETS - END OF YEAR                        $7,953,002     $46,259,685      $93,672,979
                                                 ==========     ===========      ===========

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                     SCHEDULE OF ASSETS HELD FOR INVESTMENT
                                DECEMBER 31, 1997

                                                                Purchase Cost                  Market Value
                                                         ----------------------------- -----------------------------
                                              No. of
                                            Shares or     Share or                      Share or
          Security Description                Units         Unit          Total           Unit           Total
----------------------------------------- -------------- ----------- ----------------- ----------- -----------------
COMPANY STOCK FUND
------------------

Consolidated Stores Corporation
  Common Stock                                  970,731     $17.735       $17,215,840     $43.963       $42,676,234

MUTUAL FUNDS
------------

Merrill Lynch Basic Value Fund                  308,360     $28.973         8,934,207     $37.080        11,434,052

Merrill Lynch Global  Allocation Fund           348,844     $14.438         5,036,741     $14.140         4,932,645

Merrill Lynch Capital Fund                      179,879     $30.618         5,507,473     $34.510         6,207,534

Merrill Lynch Growth Fund                       275,682     $26.831         7,396,790     $28.754         7,926,939

MONEY MARKET FUNDS
------------------

Merrill Lynch Retirement
   Preservation Trust                        11,863,044    $  1.000        11,863,044    $  1.000        11,863,044


                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                SCHEDULE OF REPORTABLE TRANSACTIONS IN EXCESS OF
                  FIVE PERCENT OF CURRENT VALUE OF PLAN ASSETS
                          YEAR ENDED DECEMBER 31, 1997


                                            Type/ No. of   No. of Shares                         Gain
          Security Description              Transactions      or Units      Purchase Cost      Proceeds        (Loss)
----------------------------------------- -------------------------------- --------------- --------------- ---------------
COMPANY STOCK FUND
------------------

Consolidated Stores Corporation
    Common Stock                            Purchase/160          209,727     $ 7,985,088      $       --              --

Consolidated Stores Corporation
    Common Stock                             Sales/210            134,592       2,313,588       5,402,396       3,088,808

MUTUAL FUNDS
------------

Merrill Lynch Basic Value Fund              Purchase/108           57,170       1,986,859              --              --

Merrill Lynch Basic Value Fund               Sales/132             50,194       1,406,925       1,806,063         399,138

Merrill Lynch Growth Fund                   Purchase/126          102,452       3,113,345              --              --

Merrill Lynch Growth Fund                    Sales/105             72,696       1,838,648       2,208,770         370,122

MONEY MARKET FUNDS
------------------

Merrill Lynch Retirement
    Preservation Trust                      Purchase/97         2,039,014       2,039,014              --              --

Merrill Lynch Retirement
    Preservation Trust                        Sale/144          3,279,749       3,279,749       3,279,749              --


                          INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan (v) Post Effective Amendment No. 2 to Registration Statement No. 333-2545 on Form S-3 pertaining to the issuance of Consolidated Stores Corporation Common Shares (vi) Registration Statement No. 333-32063 on Form S-8 pertaining to Consolidated Stores Corporation 1996 Performance Incentive Plan and (vii) Registration Statement No. 333-41143 on Form S-4 pertaining to the issuance of Consolidated Stores Corporation Common Shares of our report dated May 29, 1998, appearing in this Amendment No. 1 to Annual Report on Form 10-K of Consolidated Stores Corporation for the year ended January 31, 1998.


Deloitte & Touche  LLP

Dayton, Ohio
June 24, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                        CONSOLIDATED STORES CORPORATION



                        By: /s/ Michael L. Glazer
                           --------------------------------------------------
                            Michael L. Glazer,
                            President



                        By: /s/ Michael J. Potter
                           --------------------------------------------------
                            Michael J. Potter,
                            Executive Vice President, Chief Financial Officer and Principal Accounting Officer


                        CONSOLIDATED STORES CORPORATION SAVINGS PLAN



                        By: /s/ Brad A.Waite
                           --------------------------------------------------
                            Brad A. Waite,
                            Senior Vice President Human Resources


                            Dated: June 24, 1998