Form 10-Q
period 1998-08-01
CONSOLIDATED STORES CORP /DE/
filed 1998-09-10
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended August 1, 1998 Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of September 4, 1998, was 109,482,649 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.




FORM 10-Q                                                                Page 1

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          ----

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Income                             4

    Condensed Consolidated Statements of Cash Flows                         5

    Notes to Condensed Consolidated Financial Statements                    6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

  PART II - OTHER INFORMATION

  Items 1 - 6                                                              11

  Signature                                                                13





FORM 10-Q                                                                 Page 2

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                                             August 1,   January 31,
                                                                  1998         1998
===============================================================================================
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                  $     39,408   $     41,714
Inventories                                                   1,190,195        910,668
Deferred income taxes                                            70,720         86,582
Other current assets                                             92,116         68,510
-----------------------------------------------------------------------------------------------
Total current assets                                          1,392,439      1,107,474
-----------------------------------------------------------------------------------------------

Property and equipment - net                                    652,531        613,478
Other assets                                                     23,895         25,429
-----------------------------------------------------------------------------------------------
                                                             $2,068,865     $1,746,381
===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                            $   345,593    $   280,117
Accrued liabilities and income taxes                             88,717        173,208
Current maturities of long-term obligations                     100,836         71,943
-----------------------------------------------------------------------------------------------
Total current liabilities                                       535,146        525,268
-----------------------------------------------------------------------------------------------
Long-term obligations                                           385,168        115,281
Deferred income taxes                                            71,264         71,290
Commitments and contingencies
STOCKHOLDERS' EQUITY:

Preferred stock - authorized 2,000 shares, $.01 par value:
  none issued

Common stock - authorized 290,000 shares, $.01 par value;
  issued 109,431 and 107,796 shares, respectively                 1,094          1,078
Nonvoting common stock - authorized 8,000 shares, $.01 par
  value; none issued
Additional paid-in capital                                      370,444        335,038
Retained earnings                                               705,749        698,426
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                    1,077,287      1,034,542
-----------------------------------------------------------------------------------------------
                                                             $2,068,865     $1,746,381
===============================================================================================


The accompanying notes are an integral part of these condensed financial statements.




FORM 10-Q                                                                 Page 3


                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT INCOME PER COMMON SHARE DATA)

                                                         Thirteen weeks ended                Twenty-six weeks ended
                                                -------------------------------------  ---------------------------------
                                                August 1, 1998         August 2, 1997  August 1, 1998     August 2, 1997
==============================================================        ===============  ==============     ==============
Net sales                                            $  823,870         $  801,306         $1,647,172         $1,579,644

Costs and expenses:
   Cost of sales                                        481,645            466,827            964,938            927,800
   Selling and administrative expenses                  325,881            317,527            660,476            632,346
   Interest expense                                       5,690              7,316              9,764             12,191
----------------------------------------------------------------        -----------        ----------         ----------
                                                        813,216            791,670          1,635,178          1,572,337
----------------------------------------------------------------        -----------        ----------         ----------
Income before income taxes                               10,654              9,636             11,994              7,307
Income taxes                                              4,148              3,855              4,671              2,850
----------------------------------------------------------------        -----------        ----------         ----------
Net income                                           $    6,506         $    5,781         $    7,323         $    4,457
================================================================        ===========        ===========        ===========

Income per common share                              $     0.06         $     0.05         $     0.07         $     0.04
Income per common share - diluted                    $     0.06         $     0.05         $     0.06         $     0.04

Average common shares outstanding                       109,355            107,604            108,928            107,464
Dilutive effect of stock options                          3,757              4,469              4,029              4,508
----------------------------------------------------------------        -----------        -----------        ----------
Diluted                                                 113,112            112,073            112,957            111,972
================================================================        ===========        ===========        ===========


The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q                                                                 Page 4



                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Twenty-six weeks ended
                                                                       -----------------------------
                                                                        August 1,          August 2,
                                                                           1998               1997
================================================================================      ==============
OPERATING ACTIVITIES:

Net income                                                            $   7,323           $   4,457
Adjustments to reconcile net income to net cash used in
   operating activities:

    Depreciation and amortization                                        45,655              39,739
    Deferred income taxes                                                17,342               8,570
    Other                                                                17,484               7,441
    Change in assets and liabilities                                   (323,494)           (406,747)
-------------------------------------------------------------------------------       -------------
Net cash used in operating activities                                  (235,690)           (346,540)
-------------------------------------------------------------------------------       -------------

INVESTMENT ACTIVITIES:

    Capital expenditures                                                (86,562)            (74,193)
    Other                                                                    27               2,861
-------------------------------------------------------------------------------       -------------
Net cash used for investment activities                                 (86,535)            (71,332)
-------------------------------------------------------------------------------       -------------

FINANCING ACTIVITIES:

    Proceeds from credit agreements, net                                298,953             418,759
    Payment of other debt , net                                            (172)               (157)
    Proceeds from exercise of stock options                              18,617              10,382
    Increase in deferred credits                                          2,521               2,685
    Purchase of Mac Frugal's treasury stock                                                 (18,020)
    Other                                                                                       157
-------------------------------------------------------------------------------       -------------
Net cash provided by financing activities                               319,919             413,806
-------------------------------------------------------------------------------       -------------
Decrease in cash and cash equivalents                                 $  (2,306)          $  (4,066)
===============================================================================       =============

Supplemental Disclosure of Cash Flow Information:

Income taxes paid                                                     $  43,137           $  84,548
Interest paid                                                            10,757              15,359


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q                                                                 Page 5

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at August 1, 1998, and the condensed consolidated statements of income and statements of cash flows for the thirteen and twenty-six week periods ended August 1, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at August 1, 1998, and for the thirteen and twenty-six week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 31, 1998. The results of operations for the period ended August 1, 1998, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - BUSINESS COMBINATION
-----------------------------

In January 1998, 23,371,639 common shares were issued in exchange for all outstanding common shares of Mac Frugal's Bargains o Close-outs, Inc. (Mac Frugal's) a closeout retailer.

The combination constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated to include the accounts of Mac Frugal's.

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

Details of the merger and other related costs before applicable taxes are as follows:

                                                   Provided for                  Utilized in
                                                      in fiscal          -------------------------
(In thousands)                                             1997            1997               1998            Balance
================================================================         ========          ========         ==========
Inventory charges included in cost of sales            $ 70,000          $ 10,137          $ 59,863          $
Merger transaction costs:
 Professional fees and services                          15,500             9,028             5,658               814
 Employee severence/termination costs                    22,000            12,002             4,164             5,834
 Other                                                    7,500               725             1,247             5,528
----------------------------------------------------------------         ---------         --------         ---------
Total merger transaction costs                           45,000            21,755            11,069            12,176
----------------------------------------------------------------         ---------         --------         ---------
                                                       $115,000          $ 31,892          $ 70,932          $ 12,176
================================================================         =========         ========         =========


FORM 10-Q                                                                 Page 6

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW. Management's discussion and analysis has been prepared giving effect to the pooling of interest business combination with Mac Frugal's Bargains o Close-outs, Inc. (Mac Frugal's) on January 16, 1998. Accordingly, the thirteen and twenty-six week periods ending August 2, 1997, operating results and cash flows have been restated to reflect the business combination.

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

The Company is the nation's largest closeout retailer and a leading toy retailer with 2,317 stores located in all 50 states and Puerto Rico. The Company operates 1,050 retail closeout stores under the names Odd Lots, Big Lots, Mac Frugal's Bargains o Close-outs, and Pic `N' Save (Closeout Stores) and 1,267 retail toy and closeout toy stores primarily under the names K B Toys, K B Toy Works, and K B Toy Outlet (Toy Stores). The Company is the largest enclosed shopping mall-based toy retailer in the United States. As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

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

The following tables compare components of the statement of income as a percent of net sales and reflects the number of stores in operation at the end of each period.

                                                        Thirteen weeks ended            Twenty-six weeks ended
                                                       August 1,     August 2,        August 1,         August 2,
                                                        1998            1997              1998              1997
                                                  ----------    --------------    --------------    --------------
                                                                     (Percent to total net sales)

Net sales                                             100.0%            100.0%            100.0%            100.0%
Gross Profit                                           41.5              41.7              41.4              41.3
Selling and administrative expenses                    39.6              39.6              40.1              40.0
------------------------------------------------------------    --------------    --------------    --------------
Operating profit                                        1.9               2.1               1.3               1.3
Interest expense                                        0.7               0.9               0.6               0.8
------------------------------------------------------------    --------------    --------------    --------------
Income before income taxes                              1.2               1.2               0.7               0.5
Income taxes                                            0.5               0.5               0.3               0.2
------------------------------------------------------------    --------------    --------------    --------------
Net income                                              0.7%              0.7%              0.4%              0.3%
============================================================    ==============    ==============    ==============


FORM 10-Q                                                                 Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                                                    August 1,       August 2,
                                                        1998              1997
                                              --------------      --------------
Retail stores in operation at end of period:
  Closeout                                             1,050                 970
  Toy                                                  1,267               1,220
                                              --------------      --------------
                                                       2,317               2,190
                                              ==============      ==============

SALES. Net sales for the thirteen and twenty-six week periods ended August 1, 1998, increased 2.8% and 4.3%, respectively. Comparable store sales for stores open two years at the beginning of the fiscal year declined 1.7% for the quarter and 0.5% for the year to date period.

Sales in the closeout segment were negatively impacted by appreciably lower 1998 inventory levels in Odd Lots and Big Lots stores resulting from the planned strategic realignment in merchandise mix to offer customers a wider selection of value oriented brand name merchandise. Additionally, the continued integration of Mac Frugal's operations with the Company's existing closeout operations and the planned initial phase-in of a new merchandise management system contributed to the lower store level inventories. Restoration of Odd Lots and Big Lots store inventories to planned levels is anticipated to be completed throughout the third quarter of 1998.

Toy segment 1998 sales were influenced by the timing of new toy releases compared to 1997, a reduced sales volume associated with certain action figures which occurred in the first half of 1997 and price adjustments on video and related products. A significant number of new toy product introduction is anticipated from manufacturers in the second half of 1998.

Net sales by operating segment were as follows:

                                           THIRTEEN WEEKS ENDED ($ in thousands)
                        ---------------------------------------------------------------------------
                                   August 1, 1998                     August 2, 1997
                        ---------------------------------    ---------------------------------------     Percentage
      Operating Segment         $                %                   $                   %                  Change
----------------------- ---------------   ---------------    ---------------     -----------------   ---------------
Closeout                     $551,415             66.9%           $541,928                 67.6%             1.8%
Toys                          263,740             32.0             251,023                 31.3              5.1
Other                           8,715              1.1               8,355                  1.1              4.3
        -----------------------------     --------------   -----------------     ------------------  ---------------
                             $823,870            100.0%           $801,306                100.0%             2.8%
        -----------------------------     --------------   -----------------     ------------------  ---------------

                                             TWENTY-SIX WEEKS ENDED ($ in thousands)
                        ---------------------------------------------------------------------------
                                   August 1, 1998                     August 2, 1997
                        --------------------------------   -----------------------------------------     Percentage
                                $                %                   $                   %                  Change
                        --------------    --------------   -----------------   --------------------  ---------------
Closeout                    $1,109,048            67.3%          $1,058,053                67.0%            4.8%
Toys                           518,236            31.5              501,606                31.8             3.3
Other                           19,888             1.2               19,985                 1.2            (0.5)
                        --------------    --------------   -----------------   --------------------- ---------------
                            $1,647,172           100.0%          $1,579,644               100.0%            4.3%
======================================    ==============   =================   ===================== ===============

FORM 10-Q                                                                 Page 8

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Comparable store sales by operating segment were as follows:

                                    Thirteen weeks ended           Twenty-six weeks ended
                               ------------------------------- -------------------------------
                               August 1, 1998  August 2, 1997  August 1, 1998  August 2, 1997
                               --------------- --------------- --------------- ---------------
Closeout                          (2.5)%           7.0%           (0.1)%           6.4%
Toys                                --            16.3%           (1.5)%          18.3%
Total                             (1.7)%          10.0%           (0.5)%          10.2%

GROSS PROFIT. Gross profit as a percent of net sales was 41.5% for the second quarter of fiscal 1998 compared to 41.7% in the same 1997 period. Gross profit was 41.4% and 41.3% for the first six months of fiscal 1998 and 1997, respectively. Closeout Stores gross profit percentage is reflective of a higher initial markup on the mix of inventories at fiscal 1997 year end offset in part by the impact of offering a increased selection of brand name product which traditionally has a lower markup. Conversely, the decline in Toy Stores gross profit percentage is primarily associated to the merchandise mix at fiscal 1997 year end which carried a lower initial markup than the prior fiscal year end.

Components of gross profit as a percent to each operating segments sales were as follows:

                                   Thirteen weeks ended           Twenty-six weeks ended
                               ------------------------------  ------------------------------
                                   August 1,       August 2,       August 1,       August 2,
     Operating Segment                 1998            1997            1998            1997
------------------------------ --------------  --------------  --------------  --------------
Closeout                              42.9%           42.2%           43.2%           41.9%
Toys                                  39.2            41.2            38.2            40.5
Other                                 23.9            27.2            24.5            25.7
---------------------------------------------  --------------  --------------  --------------
                                      41.5%           41.7%           41.4%           41.3%
=============================================  ==============  ==============  ==============

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 39.6% in each of the second quarters of fiscal 1998 and 1997 and 40.1% and 40.0% in the respective 1998 and 1997 year to date periods. In addition to cost control programs, the reduced 1998 inventory levels in the Odd Lots and Big Lots stores resulted in lower store payroll expenditures and lower distribution and transportation costs. As inventory levels at the Odd Lots and Big Lots stores are replenished to planned levels throughout the third quarter of fiscal 1998 the company anticipates a higher than historical ratio of selling and administrative expenses for the third quarter.

INTEREST EXPENSE. Interest expense decreased $1.6 million, or 22.2%, in the second quarter of 1998 and declined $2.4 million, or 19.9%, for the year to date period. The reduction reflects lower weighted average debt levels for borrowings utilized for inventory purchases and seasonal operating requirements in addition to lower effective interest rates.

INCOME TAXES. The effective tax rate of the Company is 39.0% in the first two quarters of 1998 quarter and comparative 1997 period.


FORM 10-Q                                                                 Page 9

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company has been cash flow from operations and borrowings under available credit facilities. As detailed in the condensed consolidated statements of cash flows net cash used in operations in each of the twenty-six week periods ended August 1, 1998, and August 2, 1997, was $235.7 million and $346.5 million, respectively. This decrease is mainly attributable to the reduction of comparative period inventory levels and improved accounts payables to inventory leverage.

Capital expenditures in 1998 are expected to be approximately $180 million principally for the anticipated opening of 265 stores and approximately 100 seasonal toy stores plus capital requirements for warehouse expansion and equipment needs.

As necessary, the Company supplemented its capital and operating cash requirements in the first quarter with borrowings under available credit facilities. In the second quarter of fiscal 1998, the Company amended its Revolving Credit Facility (Revolver) increasing availability to $700 million for a five year period. At August 1, 1998, approximately $260.9 million was available for borrowings under the Revolver and an additional $129.5 million of uncommitted credit facilities were available, subject to the terms of the Revolver.

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



         Item 1.  Legal Proceedings. Not applicable.

         Item 2.  Changes in Securities. Not applicable.

         Item 3.  Defaults Upon Senior Securities. Not applicable.

         Item 4.  Submission of Matters to Vote of Security Holders.

         (a)      The Company's Annual Meeting was held on May 19, 1998.

         (b) The number of shares of voting Common Stock, $.01 par value per share, outstanding as of March 27, 1998, the record date was 107,378,774.

         (c) The number of shares of Common Stock of the Company represented in person or by proxy and eligible to vote was 94,895,621.

         (d) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

         (e) A proposal to approve The 1998 Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan was approved by a majority vote of the stockholders.

                  The vote on this proposal was:

                  92,059,549             2,217,028              619,044
                  ----------             ---------              -------
                     (For)               (Against)             (Abstain)

         (f) To transact other business as properly presented before the meeting.

                  The vote on this proposal was:

                  50,705,497            25,661,344            18,528,779
                  ----------            ----------            ----------
                     (For)               (Against)             (Abstain)

FORM 10-Q                                                                Page 11

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

                  Item 6. Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                        Exhibit No.            Document
                        ----------- -------------------------------------------

                           10(a) Amended and Restated Credit Agreement dated as of May 15, 1998

                           10(b) Employment Agreement with William G. Kelley dated May 19, 1998

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

                                 CONSOLIDATED STORES CORPORATION
                                 -------------------------------
                                           (Registrant)


Dated:  September 10, 1998       By: /s/ Michael J. Potter
        ------------------          ------------------------------
                                    Michael J. Potter, Executive Vice President,
                                    Chief Financial Officer, and Principal
                                          Accounting Officer




FORM 10-Q                                                                Page 13