Form 10-Q
period 1998-10-31
CONSOLIDATED STORES CORP /DE/
filed 1998-12-14
CIK 768835

                       Securities and Exchange Commission

                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998    Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896















Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock $.01 par value per share, outstanding as of December 8, 1998, was 109,494,855 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

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

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       October 31,        January 31,
                                                                              1998             1998
----------------------------------------------------------------------------------------- ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $   70,175        $   41,714
Inventories                                                              1,484,377           910,668
Deferred income taxes                                                       79,850            86,582
Other current assets                                                        96,752            68,510
----------------------------------------------------------------------------------------- ----------
Total current assets                                                     1,731,154         1,107,474
----------------------------------------------------------------------------------------- ----------
Property and equipment - net                                               668,922           613,478
Other assets                                                                22,586            25,429
----------------------------------------------------------------------------------------- ----------
                                                                        $2,422,662        $1,746,381
----------------------------------------------------------------------------------------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                        $  485,481        $  280,117
Accrued liabilities and income taxes                                        89,022           173,208
Current maturities of long-term obligations                                 72,544            71,943
----------------------------------------------------------------------------------------- ----------
Total current liabilities                                                  647,047           525,268
----------------------------------------------------------------------------------------- ----------
Long-term obligations                                                      630,251           115,281
Deferred income taxes                                                       72,965            71,290
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 2,000 shares, $.01 par value:
  none issued
Common stock - authorized 290,000 shares, $.01 par value; issued
  109,488 and 107,796 shares, respectively                                   1,095             1,078
Nonvoting common stock - authorized 8,000 shares, $.01 par
  value; none issued
Additional paid-in capital                                                 382,287           335,038
Retained earnings                                                          689,017           698,426
----------------------------------------------------------------------------------------- ----------
Total stockholders' equity                                               1,072,399         1,034,542
----------------------------------------------------------------------------------------- ----------
                                                                        $2,422,662        $1,746,381
========================================================================================= ==========


The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                    --------------------                -----------------------
                                                October 31,       November 1,       October 31,         November 1,
                                                   1998              1997               1998                1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                       $ 856,433         $  859,559        $ 2,503,605         $2,439,203
Cost and expenses:
    Cost of sales                                 504,110            492,003          1,469,048          1,419,803
    Selling and administrative expenses           371,007            336,182          1,031,483            968,528
    Interest expense                                8,748              9,043             18,512             21,234
-------------------------------------------------------------------------------------------------------------------
                                                  883,865            837,228          2,519,043          2,409,565
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 (27,432)            22,331            (15,438)            29,638
Income taxes (benefit)                            (10,700)             8,709             (6,029)            11,559
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $ (16,732)        $   13,622        $    (9,409)        $   18,079
===================================================================================================================

Income (loss) per common share                  $   (0.15)        $     0.13        $     (0.09)        $     0.17
Income (loss) per common share - diluted        $   (0.15)        $     0.12        $     (0.09)        $     0.16

Average common shares outstanding                 109,473            107,565            109,099            107,512
Dilutive effect of stock options                                       4,730                                 4,511
-------------------------------------------------------------------------------------------------------------------
Diluted                                           109,473            112,295            109,099            112,023
===================================================================================================================







The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         THIRTY-NINE WEEKS ENDED
                                                                         -----------------------
                                                                  October 31, 1998  November 1, 1997
----------------------------------------------------------------------------------  ----------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $  (9,409)        $  18,079
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                        67,392            57,025
    Deferred income taxes                                                 9,328            13,306
    Other                                                                16,422             7,517
    Change in assets and liabilities                                   (480,774)         (531,704)
----------------------------------------------------------------------------------  ----------------
Net cash used in operating activities                                  (397,041)         (435,777)
----------------------------------------------------------------------------------  ----------------

INVESTMENT ACTIVITIES:
    Capital expenditures                                               (124,692)         (110,289)
    Other                                                                   719             4,949
----------------------------------------------------------------------------------  ----------------
Net cash used for investment activities                                (123,973)         (105,340)
----------------------------------------------------------------------------------  ----------------

FINANCING ACTIVITIES:
    Proceeds from credit agreements, net                                515,833           548,421
    Payment of other debt , net                                            (261)             (238)
    Proceeds from exercise of stock options                              30,476            11,656
    Increase in deferred credits                                          3,427             2,685
    Purchase of Mac Frugal's treasury stock                                               (21,236)
    Other                                                                                     373
----------------------------------------------------------------------------------  ----------------
Net cash provided by financing activities                               549,475           541,661
----------------------------------------------------------------------------------  ----------------
Increase (decrease) in cash and cash equivalents                      $  28,461         $     544
==================================================================================  ================

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                     $  45,363         $  87,994
Interest paid                                                         $  20,662         $  24,407


The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at October 31, 1998, and the condensed consolidated statements of income and statements of cash flows for the thirteen and thirty-nine week periods ended October 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at October 31, 1998, and for the thirteen and thirty-nine week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 31, 1998. The results of operations for the period ended October 31, 1998, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - BUSINESS COMBINATION
-----------------------------

In January 1998, 23,371,639 common shares were issued in exchange for all outstanding common shares of Mac Frugal's Bargains o Close-outs Inc. (Mac Frugal's) a closeout retailer.

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

Details of the merger and other related costs before applicable taxes are as follows:

                                               Provided for                Utilized in
                                                  in fiscal       -------------------------
(In thousands)                                         1997             1997           1998           Balance
------------------------------------------------------------------------------------------------------------
Inventory charges included in cost of sales        $ 70,000        $ 10,137        $ 59,863        $
Merger transaction costs:
 Professional fees and services                      15,500           9,028           5,708             764
 Employee severance/termination costs                22,000          12,002           4,331           5,667
 Other                                                7,500             725           2,129           4,646
------------------------------------------------------------------------------------------------------------
Total merger transaction costs                       45,000          21,755          12,168          11,077
------------------------------------------------------------------------------------------------------------
                                                   $115,000        $ 31,892        $ 72,031        $ 11,077
------------------------------------------------------------------------------------------------------------

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

OVERVIEW. Management's discussion and analysis has been prepared giving effect to the pooling of interest business combination with Mac Frugal's Bargains o Close-outs Inc. (Mac Frugal's) on January 16, 1998. Accordingly, the thirteen and thirty-nine week periods ending October 31, 1998, operating results and cash flows have been restated to reflect the business combination.

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

The Company is the nation's largest closeout retailer and a leading toy retailer with 2,403 stores located in all 50 states and Puerto Rico. The Company operates 1,091 retail closeout stores under the names Odd Lots, Big Lots, Mac Frugal's Bargains o Close-outs, and Pic `N' Save (Closeout Stores) and 1,312 retail toy and closeout toy stores primarily under the names KoB Toys, KoB Toy Works, and KoB Toy Outlet (Toy Stores). The Company is the largest enclosed shopping mall-based toy retailer in the United States. As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. In addition, the Company's quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Quarterly fluctuations in inventory balances are normal reflecting the opportunistic purchases available at any given time and the expansion of the Company's store base. Historically, on a per store basis, inventory levels are lower at the end of the Company's fiscal year and build through the remaining three quarters of the year to a peak level in the third quarter. Accounts payable generally follows a trend similar to inventories.

The following tables compare components of the statement of income as a percent of net sales and reflects the number of stores in operation at the end of each period.

                                                       THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                       --------------------               -----------------------
                                                   October 31,       November 1,        October 31,     November 1,
                                                         1998             1997                1998            1997
                                                 ---------------  ----------------  ----------------- -----------------
                                                                          (Percent to total net sales)
Net sales                                              100.0 %           100.0%             100.0 %          100.0%
Gross Profit                                            41.1              42.8               41.3             41.8
Selling and administrative expenses                     43.3              39.1               41.2             39.7
----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                 (2.2)              3.7                0.1              2.1
Interest expense                                         1.0               1.1                0.7              0.9
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (3.2)              2.6               (0.6)             1.2
Income taxes (benefit)                                  (1.2)              1.0               (0.2)             0.5
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       (2.0)%             1.6%              (0.4)%            0.7%
======================================================================================================================

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                                           October 31, 1998  November 1, 1997
                                                          ----------------- -----------------
Retail stores in operation at end of period:
   Closeout                                                     1,091             1,002
   Toy                                                          1,312             1,246
                                                          ----------------- -----------------

                                                                2,403             2,248
                                                          ================= =================


SALES. Net sales for the thirteen week period ended October 31, 1998, decreased 0.4% to $856.4 million from $859.6 million in the prior year period. Net sales for the thirty-nine weeks ended October 31, 1998, were $2,503.6 million, a 2.6% improvement to sales of the prior year to date period of $2,439.2 million. Comparable store sales for stores open two years at the beginning of the fiscal year decreased 4.7% for the quarter and 2.1% for the year to date period.

Sales in the closeout segment were negatively impacted by appreciably lower 1998 inventory levels in Odd Lots and Big Lots stores resulting from the strategic realignment in merchandise mix to offer customers a wider selection of value oriented brand name merchandise. Additionally, the continued integration of Mac Frugal's operations with the Company's existing closeout operations and the implementation of a new merchandise management system, as well as the startup of a new distribution center, contributed to the lower store level inventories. Restoration of Odd Lots and Big Lots store inventories to new planned levels was substantially completed at the end of the third quarter of 1998.

Toy segment 1998 sales continue to be influenced by the timing of new toy releases compared to 1997, a reduced sales volume associated with certain action figures which occurred in the first half of 1997 and price adjustments on video and related products.

Net sales by operating segment were as follows:

                                           THIRTEEN WEEKS ENDED ($ in thousands)
                               --------------------------------------------------------------
                                      October 31, 1998               November 1, 1997
                               ------------------------------- ------------------------------      Percentage
      Operating Segment              $               %               $               %              Change
---------------------------------------------- --------------- --------------- --------------  ---------------
Closeout                       $557,813            65.1%        $570,791           66.4%             (2.3)%
Toys                            287,798            33.6          278,475           32.4               3.3
Other                            10,822             1.3           10,293            1.2               5.1
---------------------------------------------- --------------- --------------- --------------  ---------------
                               $856,433           100.0%        $859,559          100.0%             (0.4)%
============================================== =============== =============== ==============  ===============




                                         THIRTY-NINE WEEKS ENDED ($ in thousands)
                               --------------------------------------------------------------
                                      October 31, 1998               November 1, 1997
                               ------------------------------- ------------------------------    Percentage
                                     $               %               $               %             Change
                               --------------- --------------- --------------- --------------  ---------------
Closeout                       $1,666,861          66.6%        $1,628,844          66.8%            2.3%
Toys                              806,034          32.2            780,081          32.0             3.3
Other                              30,710           1.2             30,278           1.2             1.4
---------------------------------------------- --------------- --------------- --------------  ---------------
                               $2,503,605         100.0%        $2,439,203         100.0%            2.6%
============================================== =============== =============== ==============  ===============

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparable store sales by operating segment were as follows:

                                      THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                      --------------------              -----------------------
                                 October 31,         November 1,       October 31,       November 1,
       Operating Segment              1998                 1997            1998              1997
------------------------------ ----------------- ----------------- ----------------- ----------------
Closeout                             (6.2)%             3.4%             (2.4)%              5.4%
Toys                                 (1.6)              8.5              (1.6)              14.9
------------------------------------------------ ----------------- ----------------- ----------------
Total                                (4.7)%             5.1%             (2.1)%              8.4%
============================== ================= ================= ================= ================

GROSS PROFIT. Gross profit as a percent of net sales was 41.1% for the third quarter of fiscal 1998 compared to 42.8% in the same 1997 period and was 41.3% and 41.8% for the first nine months of fiscal 1998 and 1997, respectively. The decline in gross profit percentage for the quarter reflects lower initial markups in each of the Closeout and Toy segments. Closeout gross margin in the quarter was negatively influenced by mix changes as well as more aggressive pricing strategies in preparation for the holiday selling season. Toys is primarily reflective of a continued mix shift toward the video game category.

For the year to date period Closeout Stores gross profit percentage is reflective of a higher initial markup on the mix of inventories at fiscal 1997 year end offset in part by the impact of offering a increased selection of brand name product. The decline in Toy Stores gross profit percentage is attributable to the merchandise mix at fiscal 1997 year end which carried a lower initial markup than the prior fiscal year end combined with the increase in video game sales.

Components of gross profit as a percent to each operating segments sales were as follows:

                                    THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                    --------------------              -----------------------
                               October 31,        November 1,       October 31,       November 1,
     Operating Segment               1998              1997              1998              1997
------------------------------ ----------------- ----------------- ----------------- -----------------
Closeout                             41.6%             42.7%             42.7%             42.2%
Toys                                 40.9              43.6              39.1              41.6
Other                                25.6              24.2              24.9              25.2
------------------------------ ----------------- ----------------- ----------------- -----------------
                                     41.1%             42.8%             41.3%             41.8%
============================== ================= ================= ================= =================

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 43.3% and 39.1% in the third quarters of fiscal 1998 and 1997 and 41.2% and 39.7% in the respective 1998 and 1997 year to date periods.

As inventory levels at the Odd Lots and Big Lots stores were restored closer to planned levels throughout the third quarter of fiscal 1998 the company incurred a higher than historical ratio of selling and administrative expenses. This, in combination with the decline of fixed cost leverage from reduced third quarter sales contributed to the rise in the percent of selling and administrative expenses to net sales.

INTEREST EXPENSE. Interest expense decreased $0.2 million in the third quarter of 1998 and declined $2.7 million, or 12.8%, in the year to date period. The year to date reduction reflects lower weighted average debt levels for borrowings utilized for inventory purchases and seasonal operating requirements in addition to lower effective interest rates. The reduction of third quarter 1998 interest expense is principally associated with lower weighted average interest rates for seasonal borrowings.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INCOME TAXES. The effective tax rate of the Company is 39.0% in the first three quarters of 1998 and comparative 1997 period.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Working capital at October 31, 1998, was $1,084.1 million, a 86.2% increase compared to $582.2 million at January 31, 1998. The primary sources of liquidity for the Company has been, and continues to be, cash flow from operations and borrowings under available credit facilities. Net cash used by operations in each of the thirty-nine week periods ended October 31, 1998, and November 1, 1997, as detailed in the condensed consolidated statements of cash flows, was $397.0 million and $435.8 million, respectively. The utilization by operations in each of these periods is principally attributable to increased inventory levels reflecting the greater number of stores in operation. Future comparisons of funds used and provided by operations are anticipated to continue to fluctuate as a result of these and other factors. Additionally, the Company had capital expenditures of $124.7 million and $110.3 million in each respective year to date period. Capital expenditures in 1998 are expected to be approximately $180 million principally for new store openings, including approximately 100 seasonal toy stores, plus capital requirements for warehouse expansion and equipment needs.

As necessary, the Company supplemented its capital and operating cash requirements with borrowings under available credit facilities. The Company's Revolving Credit Facility (Revolver) has availability to $700 million for a five year period, expiring in 2003. At October 31, 1998, approximately $101.6 million was available for borrowings under the Revolver and an additional $155.0 million of uncommitted credit facilities were available, subject to the terms of the Revolver.

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

YEAR 2000
---------

The "Year 2000" issue arose because many existing computer programs use a two-digit format, as opposed to four digits, to refer to a year. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000, or when otherwise dealing with dates later than December 31, 1999. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

Since 1990 the Company has been evaluating, assessing and adjusting all known date-sensitive systems and equipment for "Year 2000" compliance. The scope of this effort includes internally developed information technology (IT) systems, purchased and leased software, embedded systems, and electronic data interchange transaction processing. The Company also instituted and maintains strict polices regarding standards for all Network Servers and software, desktop and laptop computers, operating systems, desktop software and applications, and communication routers and hubs. The monitoring of "Year 2000" risks has significantly enhanced the Company's readiness enabling the quick deployment and testing of compliant hardware and software as it is developed. In 1996 the Company initiated a "Year 2000" Compliance Committee which inventoried internally developed production systems and identified those and the data files which needed to be modified.

In 1997 all package software applications were evaluated to determine which were not "Year 2000" compliant and a plan was developed for either updating or eliminating these applications. Also evaluated to determine "Year 2000" readiness were all computer hardware and operating systems including AS400's, RISC 6000's, Tandems, Servers, PC's and Cash

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Registers. The evaluation phase of the "Year 2000" project is substantially complete and included both IT, such as noted above, and non-IT equipment, such as warehouse sortation and security systems.

Substantially all of the Company's operating IT systems are "Year 2000" compliant and based on the assessment efforts to date, the Company does not believe that the "Year 2000" issue will have a material adverse effect on its financial condition or results of operations. However, all situations cannot be anticipated and, there can be no assurance of timely compliance by third parties, such as utility companies, government agencies or merchandise suppliers, which may have an adverse effect on the Company. The Company operates a large number of geographically dispersed stores and procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States. The Company is not dependent on any one vendor for more than 4% of its merchandise purchases. The established relationships with key vendors are a valued asset, however, substitute products for most of the goods available for sale in the closeout stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own "Year 2000" issues, it is anticipated others would be capable to deliver similar goods. Approximately 20% of the Company's merchandise is imported, and any significant disruptions in the global transportation industry, including a delay in the processing of merchandise through customs, could cause a material adverse impact on the Company's operations. The Company intends to allocate internal resources and retain dedicated consultants as necessary to be ready to take action if these events occur.

To date, the Company has not established a formal contingency plan for possible "Year 2000" issues. Where needed, the Company will establish contingency plans based on actual testing experience and assessment of outside risks. It is expected that any formal contingency plans will be in place by July 31, 1999.

The Company has incurred to date approximately $4 million of costs to implement its "Year 2000" compliance program and presently expects to incur not more than $2 million of additional costs in the aggregate. All of the Company's "Year 2000" compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's "Year 2000" compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its mainframe and midrange computer systems and to update systems with respect to both preexisting operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's "Year 2000" budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to Item 5 of this report, which addresses forward-looking statements made by the Company.

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

                  Item 5.    Other Information.

                  The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward looking statements are subject to risks and uncertainties including but not limited to competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions, "Year 2000" date conversion, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

                  Item 6.    Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                          Exhibit No.                                 Document
                          -----------       --------------------------------------------------------------------

                              10            Employment Agreement with Michael L. Glazer dated September 25, 1998

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

                                    CONSOLIDATED STORES CORPORATION
                                    -------------------------------
                                              (Registrant)



Dated: December 8, 1998        By:  /s/ Michael J. Potter
                                    -------------------------------------------
                                    Michael J. Potter, Executive Vice President,
                                      Chief Financial Officer, and Principal
                                       Accounting Officer