Form 10-K
period 1999-01-30
CONSOLIDATED STORES CORP /DE/
filed 1999-04-26
CIK 768835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 1O-K or any amendment to this FORM 1O-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $3,031,625,519 on March 26, 1999. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 104,538,811 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of March 26, 1999, was 109,901,936 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

                       Documents Incorporated by Reference
                       -----------------------------------

                 Portions of the Registrant's Proxy Statement are incorporated by reference into Part III.

                                   FORM 10 - K

                                  ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
 PART I

 Item 1.          Business                                                              3
 Item 2.          Properties                                                            8
 Item 3.          Legal Proceedings                                                     10
 Item 4.          Submission of Matters to Vote of Security Holders                     10



 PART II

 Item 5.          Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                         12
 Item 6.          Selected Financial Data                                               13
 Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 15
 Item 8.          Financial Statements and Supplementary Data                           22
 Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                                41

 PART III

 Item 10.         Directors and Executive Officers of the Registrant                    41
 Item 11.         Executive Compensation                                                41
 Item 12.         Security Ownership of Certain Beneficial Owners and Management        41
 Item 13.         Certain Relationships and Related Transactions                        41

 PART IV

 Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K      41



FORM 10-K                                                                 Page 2

                                     PART 1

ITEM 1 BUSINESS

THE COMPANY

Consolidated Stores Corporation was incorporated in Delaware in 1983. Its principal executive offices are located at 300 Phillipi Road, P.O. Box 28512, Columbus, Ohio 43228-0512, and its telephone number is (614) 278-6800. All references herein to the "Company" are to Consolidated Stores Corporation and its subsidiaries.

The Company is a value retailer focused on closeout merchandise and toys providing extreme values on a broad range of quality, name-brand merchandise. As of January 30, 1999, the Company operated 2,450 stores located in all 50 states and Puerto Rico and is the nation's largest closeout retailer and largest mall based toy retailer. The Company operated 1,128 retail closeout stores, primarily under the names Odd Lots, Big Lots, Big Lots Furniture, Mac Frugal's Bargains - Close-outs, and Pic `N' Save (collectively "Closeout Stores") and 1,322 retail toy and closeout toy stores primarily under the names KB Toys, KB Toy Works, and KB Toy Outlet (collectively "Toy Stores").

The Company's goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, and toy retailing by expanding its market presence in both existing and new markets. As a growth oriented company the Company looks for opportunities to diversify its core businesses while refining and expanding its existing operations. The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost-containment has made it a low-cost, value retailer well-positioned for future growth.

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


FORM 10-K                                                                 Page 3

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

RETAIL OPERATIONS

CLOSEOUT STORES. The Closeout Stores operation is the largest of its kind operating 1,128 retail stores in 40 states. A large number of Closeout Stores operate profitably in relative close proximity. For example, 298 of the total 1,128 Closeout Stores operate in Ohio and California. During 1998 the Closeout Stores operation expanded its reach to the country's far northern corners, with new locations in Massachusetts, New Hampshire, Rhode Island, Delaware, Washington and Oregon. Management believes that there are substantial opportunities to increase store counts in existing markets and as well as expanding in new markets.

The Closeout Stores operation is best known for its wide assortment of closeout merchandise. Manufacturer overruns, package changes, discontinued and factory reconditioned items provide a steady supply of first-quality product at bargain prices. Certain core categories of merchandise are carried on a continual basis, although the specific name-brands offered may change frequently. The Closeout Stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition the stores feature seasonal items for every major holiday in all stores. Closeout Stores also offer private-label merchandise in selected product categories in order to provide additional value to its customers. Because of their low operating costs, the Closeout Stores are generally profitable within their first full year of operation.

TOY STORES. The Company has been in the toy retailing business since its inception and has significantly expanded its presence in the retail toy trade. The Toy Stores operation is America's largest small-box toy retailer and second largest toy store chain. Excitement for name-brands, attention to value and convenience are the focus in 1,322 stores in all 50 states and Puerto Rico. The Toy Stores offer a broad variety of closeout toys, as well as currently promoted retail toys (known as "in-line toys") and traditional toy merchandise. While in-line toys make up the largest segment of the assortment, closeouts represent approximately 30 percent and video hardware and software accounts for about 25 percent. Exclusives, collectibles and KB's own creations round out the merchandise mix.

Toy Stores operate under four different small-box store formats plus an interactive Web site. Toy Stores have a large presence in enclosed shopping malls with 974 Toy Stores where they are usually the exclusive toy store. The balance of the Toy Stores are generally a smaller strip shopping center store or outlet mall store striving to appeal to customers seeking value and the convenience not offered by toy superstores. Enclosed mall and strip shopping center Toy Stores carry a combination of in-line toys and close-out merchandise. Toy Stores located in outlet malls carry primarily closeout toys. The Company also operates temporary stores during the holiday selling season which are open for approximately six to eight weeks and carry primarily closeout merchandise. These temporary stores provide increased sales and profits during the peak holiday selling season by utilizing vacant store space obtained on favorable terms.


FORM 10-K                                                                 Page 4

PURCHASING

An integral part of the Company's business is the sourcing and purchasing of quality name-brand merchandise directly from manufacturers and other vendors at prices substantially below those paid by conventional retailers. The Company has built strong relationships with many name-brand manufacturers and has capitalized on its purchasing power in the closeout and toy marketplace in order to source merchandise that provides exceptional value to customers. The Company has the ability to source and purchase all of a manufacturer's closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. Also, the success of the Company's toy business depends in part upon its ability to purchase in-line toys at competitive prices and on competitive terms. The Company supplements its traditional name-brand closeout purchases with a limited amount of program buys and private-label merchandise. The Company expects its purchasing power will continue to enhance its ability to source high quality closeout merchandise and closeout and in-line toys for all of its stores at competitive prices.

The Company has seasoned buying teams with extensive purchasing experience, which has enabled the Company to develop successful long-term relationships with many of the largest and most recognized consumer-product and toy manufacturers in the United States. As a result of these relationships and the Company's experience and reputation in the closeout industry, many manufacturers offer purchase opportunities to the Company prior to attempting to dispose of their merchandise through other channels.

The Company's merchandise is purchased from more than 3,000 foreign and domestic suppliers which provide the Company with multiple sources for each product category. In fiscal 1998, the Company's top ten vendors accounted for approximately 18.5% of total purchases with no one vendor accounting for more than 4%.

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

The Company has no continuing contracts for the purchase of closeout merchandise and relies on buying opportunities from both existing and new sources, for which it competes with other closeout merchandisers and wholesal-


FORM 10-K                                                                 Page 5
ers. The Company believes that its management has long standing relationships with its suppliers and is competitively positioned to continue to seek new sources in order to maintain an adequate continuing supply of quality merchandise at attractive prices.

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

CLOSEOUT STORES. The Company's marketing program for its Closeout Stores is designed to create an awareness of the broad range of quality, name-brand merchandise available at low prices providing customers an extreme value. The Closeout Stores utilize a combination of printed advertising circulars in all markets and television advertising in select markets. The Company currently distributes approximately 40 million two or four page circulars 24 weeks out of the year in all markets. Additionally, for 12 weeks of the year approximately 26 million two or four page circulars are distributed predominantly in eastern markets. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created in-house and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 30 to 35 products that vary each week. The Closeout Stores run television promotions in certain markets based upon factors unique to each market, including the number of stores, cost of local media and results of preliminary testing. The Closeout Stores run multiple 30 second television spots per week, each of which feature 2 to 3 highly recognizable, name-brand products. In-store promotions include periodic loudspeaker announcements featuring special


FORM 10-K                                                                 Page 6
bargains as well as humorous in-store signage to emphasize the significant values offered to the customer. The Closeout Stores continue to refine the use of television advertising to increase awareness of the stores, build a brand image, and to attract new and repeat customers.

Historically, the Closeout Stores total advertising expense as a percent of total net sales has been approximately 2.5% to 3.0%.

TOY STORES. The Toy Stores utilize a combination of a holiday promotion catalog as well as periodic in-store sales and store signs to promote their products. Advertising costs were 1.7% of total net sales in 1998. Enclosed shopping mall Toy Stores receive the benefit of large amounts of customer traffic. Similarly, Toy Stores located in strip centers and outlet malls have relied primarily on existing customer traffic and in-store signs to promote their merchandise.

WAREHOUSING AND DISTRIBUTION

An important aspect of the Company's closeout and toy purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company positions its distribution network to enable quick turn of time sensitive product as well as providing longer term warehousing capabilities for off-season buys. Substantially all merchandise sold by the Closeout Stores and Toy Stores is received and processed for retail sale, as necessary, and distributed to the retail location from Company operated warehouse and distribution centers. Data pertaining to warehouse and distribution centers is herein under Item 2 Properties, Warehouse and Distribution.

OTHER OPERATIONS

The Company also sells merchandise wholesale comprised almost entirely of merchandise obtained through the same or shared opportunistic purchases of the retail operations. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors and wholesalers.

ASSOCIATES

At January 30, 1999, the Company had 58,254 active associates comprised of 19,078 full-time and 39,176 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of approximately 77,000. Approximately two-thirds of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.


FORM 10-K                                                                 Page 7

ITEM 2 PROPERTIES

RETAIL OPERATIONS

Closeout Stores are located predominantly in strip shopping centers throughout the southwestern, midwestern, southern and mid-Atlantic regions of the United States. Individual stores range in size from 3,382 to 49,385 selling square feet and average approximately 19,011 selling square feet. In selecting suitable new store locations, the Company generally seeks retail space between 22,000 to 30,000 square feet in size. The average cost to open a new store in a leased facility is approximately $710,000, including inventory.

The Company's 1,322 Toy Stores are located in enclosed shopping malls, outlet malls and strip shopping centers across the United States and Puerto Rico. Enclosed shopping mall-based stores range in size from 470 to 7,581 selling square feet and average approximately 3,303 selling square feet. Outlet mall stores range in size from 3,030 to 5,598 selling square feet and average approximately 4,019 selling square feet. Strip shopping center stores range in size from 3,360 to 23,636 selling square feet and average approximately 7,730 selling square feet. The Company believes the average optimum size of a strip shopping center store is approximately 6,000 to 8,000 square feet. During fiscal 1999, the Company will open Toy Stores predominately in strip shopping centers and malls. The approximate average cost, including inventory, to open a new outlet mall Toy Store or strip shopping center Toy Store is $233,000 and $463,000, respectively, and $445,000 to open a mall store. In addition, 135 temporary Toy Stores under the name KB Toy Express were operated principally in enclosed shopping malls during the 1998 fall and winter holiday season. The average size of the temporary stores was approximately 3,795 square feet.

With the exception of 53 owned Closeout Store sites, all stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance and common area maintenance. All Toy Store leases generally include advertising charges. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease for the Company's Closeout Stores is for an initial term of five years with multiple, three to five year renewal options, while the typical lease for the Toy Stores is for an initial term of ten years with various renewal options. The following tables set forth store lease expirations, exclusive of month to month leases, and state location information for existing store leases at January 30, 1999.


                                                   Number of Leases Expiring
                 Number of Leases Expiring          Without Renewal Options
                 ------------------------------ ------------------------------
Fiscal Year      Closeout        Toy      Total Closeout         Toy     Total
------------------------- ---------- ---------- -------- ----------- ---------
1999                  122         94        216       66          89       155
2000                  169        274        443       67         210       277
2001                  200        155        355       67         105       172
2002                  149        158        307       56         112       168
2003                  168        105        273       65          60       125
2004 and beyond       203        352        555      130         288       418
--------------------------------------------------------------------------------
                    1,011      1,138      2,149      451         864     1,315
--------------------------------------------------------------------------------


FORM 10-K                                                                 Page 8



                                             Number of Stores Open
                  ----------------------------------------------------------------------------------
                  Closeout       Toy      Total                      Closeout         Toy      Total
                  -------- --------- ----------                      -------- ----------- ----------
   Alabama              30        19         49        Nebraska             4           7         11
   Alaska                          4          4        Nevada               9           7         16
   Arizona              21        21         42        New Hampshire        1          12         13
   Arkansas              6         7         13        New Jersey           3          46         49
   California          173       140        313        New Mexico           7           8         15
   Colorado             12        17         29        New York            29          97        126
   Connecticut           2        31         33        North Carolina      43          36         79
   Delaware              1         5          6        North Dakota                     4          4
   Florida              84        64        148        Ohio               125          55        180
   Georgia              48        30         78        Oklahoma            12          13         25
   Hawaii                          8          8        Oregon               1          13         14
   Idaho                 3         8         11        Pennsylvania        36          71        107
   Illinois             35        47         82        Puerto Rico                     24         24
   Indiana              49        32         81        Rhode Island                     9          9
   Iowa                  3        11         14        South Carolina      22          16         38
   Kansas                9        12         21        South Dakota                     2          2
   Kentucky             41        19         60        Tennessee           45          29         74
   Louisiana            22        18         40        Texas               82          74        156
   Maine                           7          7        Utah                 9           8         17
   Maryland              7        37         44        Vermont                          3          3
   Massachusetts         3        49         52        Virginia            35          42         77
   Michigan             36        48         84        Washington           9          27         36
   Minnesota                      13         13        West Virginia       24           9         33
   Mississippi          13         8         21        Wisconsin           12          22         34
   Missouri             22        27         49        Wyoming                          3          3
   Montana                         3          3


                                                       Closeout       Toy      Total
                                                       -------- --------- ----------
                 Total Stores                             1,128     1,322      2,450
                 Number of states and Puerto Rico            40        51         51


WAREHOUSE AND DISTRIBUTION

At January 30, 1999 the Company operated warehouse and distribution locations throughout the United States totaling 10,488,000 square feet. The Company's largest warehouse and distribution campus located in Columbus, Ohio provides separate facilities for both Closeout Stores and Toy Stores warehouse and distribution operations.

The Company's primary warehouse and distribution centers for Closeout Stores are located in Ohio, Alabama and California and are owned. Utilizing high-speed sortation systems the Closeout warehouse and distribution operations have a combined output of approximately 2,040,000 cartons per week and utilize approximately 347,000 pallet positions.



FORM 10-K                                                                 Page 9

For its Toy Stores as of January 30, 1999, the Company operated primary warehouse and distribution centers, including a shared portion of the primary warehouse and distribution complex, in Alabama and Ohio with other locations in Arizona, Kentucky, Massachusetts, New Jersey, and Pennsylvania. The facilities utilize advanced warehouse management technology which enable high accuracy and efficient product processing from vendors to the retail stores. These facilities have a shipping capacity of approximately 1,290,000 cartons per week.

Statistics, for warehouse and distribution centers, by type and locations is as follows:



                                                Square Footage (In thousands)
                               -------------------------------------------------------------
                   Number               Closeout               Toy               Total
              ---------------- --------------------- -------------------- -------------------
  State       Owned     Leased      Owned     Leased     Owned     Leased     Owned    Leased
------------- ----- ---------- ---------- ---------- --------- ---------- --------- ---------
Alabama           2                 1,109                  840                1,949
Arizona           1                                        369                  369
California        1          1      1,423        234                          1,423       234
Georgia                      2                   350                                      350
Kentucky                     1                                        307                 307
Massachusetts     1          1                             250        105       250       105
New Jersey        1                                        360                  360
Ohio              1          5      2,736      1,430       822                3,558     1,430
Pennsylvania                 1                                        153                 153
---------------------------------------------------------------------------------------------
                  7         11      5,268      2,014     2,641        565     7,909     2,579
---------------------------------------------------------------------------------------------
Total owned and leased      18                 7,282                3,206              10,488



As necessary, the Company leases additional temporary warehouse space to support its warehousing requirements throughout the year.

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


FORM 10-K                                                                Page 10

EXECUTIVE OFFICERS OF THE COMPANY


                                                                                                            Officer
           Name               Age                          Offices Held                                      Since
-------------------------- ------- ----------------------------------------------------------------------- ---------
     William G. Kelley        53    Chairman of the Board, Chief Executive Officer and President              1990
     Michael L. Glazer        51    Chief Executive Officer and President - KB Toy Division                   1995
      Albert J. Bell          39    Executive Vice President, Legal, Real Estate, Secretary and General       1988
                                       Counsel
     Michael J. Potter        37    Executive Vice President and Chief Financial Officer                      1991
       Kent Larsson           55    Executive Vice President, Merchandising and Sales Promotion -             1998
                                       Closeout Division
     Donald A. Mierzwa        48    Executive Vice President, Store Operations - Closeout Division            1998
       Brad A. Waite          41    Sr. Vice President, Human Resources                                       1998
     James A. McGrady         48    Vice President and Treasurer                                              1991
      Mark D. Shapiro         39    Vice President and Controller                                             1994


William G. Kelley is a Director of the Company and has served in his present capacity as Chairman of the Board and Chief Executive Officer since 1990.

Michael L. Glazer has served on the Company's Board of Directors since 1991 and previous to his appointment as Chief Executive Officer and President - Toy Division in 1998 he held positions as President of the Company, Executive Vice President and President of The Bombay Company, a home furnishings retailer. Mr. Glazer is also a director of Brookstone, Inc.

Albert J. Bell has served as the Company's general counsel for over five years and has been employed by the Company since 1987.

Michael J. Potter has been with the Company since 1991 and previous to his appointment as Executive Vice President and Chief Financial Officer in 1998 Mr. Potter served as Senior Vice President and Chief Financial Officer and Vice President and Controller.

Kent Larsson has been with the Company since 1988 and has held various management and senior management positions in sales promotion and merchandising for the Closeout Division during that time.

Donald A. Mierzwa has been with the Company since 1989 and during his tenure has held senior management positions in operations and stores operations for the Closeout Division.

Brad A. Waite joined the Company in 1988 and has held various Human Resource management and senior management positions since that time.

James A. McGrady has served as the Company's Treasurer for over five years and has been with the Company since 1986.

Mark D. Shapiro has been with the Company since 1992 and prior to his appointment as Vice President and Controller served as Assistant Controller.


FORM 10-K                                                                Page 11

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "CNS." The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated. Prices have been restated to reflect 5 for 4 common stock split effected by a distribution of shares on June 24, 1997, to stockholders of record on June 10, 1997.


                                         1998                 1997
                                  -------------------  -------------------
                                   High       Low      High       Low
                                  -------    --------  --------  ---------
First Quarter                     $46 1/8    $36 5/8   $34 3/32  $25 51/64
Second Quarter                     42 1/2     31 5/16   40 3/4    29 29/32
Third Quarter                      39         15 1/2    43 3/8     34 9/16
Fourth Quarter                     23 5/8     16 5/8    50         38 1/4

As of March 26, 1999, there were 1,426 registered holders of record of the Company's common stock.

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


FORM 10-K                                                                Page 12

ITEM 6 SELECTED FINANCIAL DATA

The statement of earnings data and the balance sheet data has been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                                         Fiscal Year Ended
                                         ---------------------------------------------------------------------------------
                                         Jan.30, 1999 Jan.31, 1998 Feb.1, 1997 Feb.3, 1996* Jan.28, 1995  Jan.29, 1994
--------------------------------------------------------------------------------------------------------------------------
                                                            ($ In thousands except earnings per share )
Net sales:
  Closeout Stores                        $2,510,420   $2,452,474   $2,204,521   $1,991,609   $1,794,170    $1,568,534
  Toy Stores                              1,643,044    1,562,463    1,178,224       76,689       45,937
--------------------------------------------------------------------------------------------------------------------------
Total Retail                              4,153,464    4,014,937    3,382,745    2,068,298    1,840,107     1,568,534
Other                                        40,248       40,365       37,419       42,652       27,030        21,537
--------------------------------------------------------------------------------------------------------------------------
                                          4,193,712    4,055,302    3,420,164    2,110,950    1,867,137     1,590,071
Cost of sales:
  Closeout Stores                         1,444,534    1,471,423    1,264,780    1,153,315      996,871       867,533
  Toy Stores                              1,016,586      933,222      687,413       40,598       22,467
--------------------------------------------------------------------------------------------------------------------------
Total Retail                              2,461,120    2,404,645    1,952,193    1,193,913    1,019,338       867,533
Other                                        30,233       30,788       28,610       32,281       20,163        16,358
--------------------------------------------------------------------------------------------------------------------------
                                          2,491,353    2,435,433    1,980,803    1,226,194    1,039,501       883,891
--------------------------------------------------------------------------------------------------------------------------
Gross profit                              1,702,359    1,619,869    1,439,361      884,756      827,636       706,180
Selling and administrative expenses       1,498,696    1,386,989    1,166,918      731,931      654,979       569,240
Merger and other related costs                            45,000
--------------------------------------------------------------------------------------------------------------------------
Operating profit                            203,663      187,880      272,443      152,825      172,657       136,940
Interest expense                             24,300       25,691       22,991       17,992       12,019         9,489
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes, extraordinary charge and
  cumulative effect of accounting change    179,363      162,189      249,452      134,833      160,638       127,451
Income taxes                                 69,945       76,254       92,992       50,141       63,934        50,771
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary charge and cumulative
  effect of accounting change               109,418       85,935      156,460       84,692       96,704        76,680
(Loss) from discontinued operations                                   (27,538)      (5,727)      (2,600)       (1,716)
Extraordinary charge                                                   (1,856)
Cumulative effect of accounting change      (12,649)
--------------------------------------------------------------------------------------------------------------------------
Net income                               $   96,769   $   85,935   $  127,066   $   78,965   $   94,104    $   74,964
--------------------------------------------------------------------------------------------------------------------------


FORM 10-K                                                                Page 13


                                                                         Fiscal Year Ended
                                         ---------------------------------------------------------------------------------
                                         Jan.30, 1999 Jan.31, 1998 Feb.1, 1997 Feb.3, 1996 *Jan.28, 1995  Jan.29, 1994
==========================================================================================================================
                                                            ($ In thousands except earnings per share )
Income (loss) per share:
  Continuing operations                  $     1.00   $     0.80   $     1.49   $     0.86   $     0.98$         0.77
  Discontinued operations                                               (0.26)       (0.06)       (0.03)        (0.02)
  Extraordinary charge                                                  (0.02)
  Cumulative effect of accounting change      (0.11)
--------------------------------------------------------------------------------------------------------------------------
                                         $     0.89   $     0.80   $     1.21   $     0.80   $     0.95    $     0.75
==========================================================================================================================

Income (loss) per share - diluted:
  Continuing operations                  $     0.97   $     0.77   $     1.44   $     0.84   $     0.95    $     0.75
  Discontinued operations                                               (0.25)       (0.06)       (0.03)        (0.02)
  Extraordinary charge                                                  (0.02)
  Cumulative effect of accounting change      (0.11)
--------------------------------------------------------------------------------------------------------------------------
                                         $     0.86   $     0.77   $     1.17   $     0.78   $     0.92    $     0.73
==========================================================================================================================
Average common shares
  outstanding (In thousands):
   Basic                                    109,199      107,621      104,642       98,185       99,352       100,297
   Diluted                                  112,800      112,063      108,402      100,645      101,772       103,098
* Fiscal 1995 is comprised of 53 weeks.

BALANCE SHEET DATA:
  Working capital                        $  875,234   $  582,206   $  563,543   $  398,377   $  254,613    $  282,852
  Total assets                            2,042,524    1,746,381    1,715,499    1,058,887      937,996       837,783
  Long-term obligations                     295,619      115,281      155,049      121,435       44,491        53,869
  Stockholders' equity                    1,181,902    1,034,542      934,114      619,963      532,115       515,885

STORE OPERATING DATA:

Year end gross square footage (000's):
--------------------------------------
  Closeout Stores                            29,015       26,623       24,253       22,081       19,982        17,609
  Toy Stores                                  6,170        5,781        5,267          552          401
--------------------------------------------------------------------------------------------------------------------------
                                             35,185       32,404       29,520       22,633       20,383        17,609
==========================================================================================================================
New stores opened:
------------------
  Closeout Stores                               137          118          95           102          122           110
  Toy Stores (1)                                105          115        1,095           30           82
--------------------------------------------------------------------------------------------------------------------------
                                                242          233        1,190          132          204           110
==========================================================================================================================
Stores closed:
--------------
  Closeout Stores                                34           26           14           16           25            27
  Toy Stores                                     32           50           22            1
--------------------------------------------------------------------------------------------------------------------------
                                                 66           76           36           17           25            27
==========================================================================================================================
Stores open at end of year:
---------------------------
  Closeout Stores                             1,128        1,025          933          852          766           669
  Toy Stores                                  1,322        1,249        1,184          111           82
--------------------------------------------------------------------------------------------------------------------------
                                              2,450        2,274        2,117          963          848           669
==========================================================================================================================



(1) Includes 1,042 KB Toy stores acquired May 5, 1996.

FORM 10-K                                                                Page 14

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this discussion and the financial statements that follow, the words, "expect(s)", "feel(s)", "believe(s)", "will ", "may ", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, as well as, the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

OVERVIEW

The Company is the nation's largest closeout retailer and a leading toy retailer with 2,450 stores located in all 50 states and Puerto Rico. The Company operates 1,128 retail closeout stores under the names Odd Lots, Big Lots, Mac Frugal's Bargains - Close-outs, and Pic `N' Save (Closeout Stores) and 1,322 retail toy and closeout toy stores primarily under the names KB Toys, KB Toy Works, and KB Toy Outlet (Toy Stores). The Company is the largest enclosed shopping mall-based toy retailer in the United States. As a value retailer focused on closeout merchandise, the Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

Management's discussion and analysis has been prepared giving effect to the pooling of interest business combination with Mac Frugal's Bargains - Close-outs, Inc. (Mac Frugal's) on January 16, 1998, and the acquisition, accounted for as a purchase, effective May 5, 1996, of Kay-Bee Toys.

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Closure of this operation was completed throughout fiscal 1997. Accordingly, the operating results for this business are reported as a discontinued operation at February 1, 1997.

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

The following table compares components of the statements of earnings of Consolidated Stores as a percent to net sales.


FORM 10-K                                                                Page 15



                                                                                       Fiscal Year
                                                                               -----------------------------
                                                                                1998       1997       1996
        ====================================================================================================
        Net sales:
         Closeout Stores                                                         59.9%     60.5%      64.5%
         Toy Stores                                                              39.2      38.5       34.5
       ----------------------------------------------------------------------------------------------------
       Total Retail                                                              99.1      99.0       99.0
       Other                                                                      0.9       1.0        1.0
       ----------------------------------------------------------------------------------------------------
       Total net sales                                                          100.0     100.0      100.0
       ----------------------------------------------------------------------------------------------------
       Gross Profit:
        Closeout Stores                                                          42.5      40.0       42.6
        Toy Stores                                                               38.1      40.3       41.7
       ----------------------------------------------------------------------------------------------------
       Total Retail                                                              40.7      40.1       42.3
       Other                                                                     24.9      23.7       23.5
       ----------------------------------------------------------------------------------------------------
       Total Gross Profit                                                        40.6      39.9       42.1
       Selling and administrative expenses                                       35.7      34.2       34.3
       Non selling and administrative expenses (gains)                                      1.1       (0.2)
       ----------------------------------------------------------------------------------------------------
       Operating profit                                                           4.9       4.6        8.0
       Interest expense                                                           0.6       0.6        0.7
       ----------------------------------------------------------------------------------------------------
       Income from continuing operations before income taxes, extraordinary
        charge, and cumulative effect of accounting change                        4.3       4.0        7.3

       Income taxes                                                               1.7       1.9        2.7
       ----------------------------------------------------------------------------------------------------
       Income from continuing operations before extraordinary charge and
        cumulative effect of accounting change                                    2.6       2.1        4.6
       Loss from discontinued operations                                                               0.8
       Extraordinary charge                                                                            0.1
       Cumulative effect of accounting change                                    (0.3)
       ----------------------------------------------------------------------------------------------------
       Net income                                                                 2.3%      2.1%       3.7%
       ====================================================================================================



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


                                                                         Quarter
                                                           ---------------------------------------
                                                           First    Second      Third    Fourth(1)
                                                           ----- ---------- --------- ------------
       Fiscal 1998
        Percent net sales of full year                     19.6%      19.7%     20.4%      40.3%
        Operating profit (loss) percentage of full year     2.7        8.0      (9.2)      98.5
       Fiscal 1997
        Percent net sales of full year                     19.2       19.8      21.2       39.8
        Operating profit percentage of full year            1.1        7.6      13.6       77.7

       (1) Excludes non selling and administrative expenses of $45 million in 1997.



FORM 10-K                                                                Page 16

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES Net sales increased to $4,193.7 million in fiscal 1998 from $4,055.3 million in fiscal 1997, an increase of $138.4 million, or 3.4%. This increase was attributable to sales from 242 new stores offset in part by the closing of 66 stores and a comparable store sales decline of 1.3%.

Closeout Stores net sales increased $57.9 million, or 2.4%, to $2,510.4 million in fiscal 1998 from $2,452.5 million in fiscal 1997. Contributing to this increase was the addition of 103 net new stores during the year offset by a fall in comparable stores sales of 2.1%. Sales in the closeout segment were negatively impacted by appreciably lower 1998 Closeout store inventory levels resulting from the strategic realignment in merchandise mix to offer customers a wider selection of value oriented brand name merchandise. Additionally, the continued integration of Mac Frugal's operations with the Company's existing Closeout operations and the implementation of a new merchandise management system, as well as the startup of a new distribution center, contributed to the lower store level inventories. Restoration of Closeout Stores inventories to new planned levels was substantially completed at the end of fiscal 1998.

Net sales of Toy Stores increased $80.6 million, 5.2%, in fiscal 1998 to $1,643.0 million from $1,562.5 million in the prior fiscal year. This improvement reflects the addition of 73 net new stores during the fiscal year offset by a comparable store sales decline of 0.2%. As with most of the toy industry, Toy Stores 1998 sales were negatively influenced by the reduced number of popular new toy introductions compared to 1997.

GROSS PROFIT Gross profit increased $82.5 million, or 5.1%, in fiscal 1998 to $1,702.4 million from $1,619.9 million in fiscal 1997. Gross profit as a percent to sales was 40.6% in 1998 compared to 39.9% in the previous year. In connection with the Mac Frugal's merger the Company recorded a fourth quarter 1997 charge of $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) to reflect costs for discontinued products, inventory consolidation and retail price equalization for the combined inventory assortment. This charge reduced gross profit as a percent of sales by 1.8% in fiscal 1997.

Closeout Stores gross profit as a percent to sales was 42.5% in 1998 compared to 40.0% (42.9% excluding the effect of the charge noted above) in 1997. Closeout Stores gross margin was negatively influenced by aggressive pricing strategies during the third and fourth quarters in order to restore customer traffic while rebuilding store inventories. Toy Stores gross profit was 38.1% in 1998 compared to 40.3% in 1997 reflecting a merchandise mix at fiscal 1997 year end which carried a lower initial markup than the prior fiscal year end combined with the increase in video game sales.

SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased $111.7 million in fiscal 1998 from $1,387.0 million in fiscal 1997. As a percent to sales selling and administrative expenses were 35.7% in comparison to 34.2% (before merger and other related costs) in 1997.

As Closeout Stores inventory levels were restored closer to planned levels throughout the second half of 1998 the company incurred a higher than historical ratio of selling and administrative expenses. This, in combination with the decline of fixed cost leverage from reduced comparable store sales contributed to the rise in the percent of selling and administrative expenses to net sales.


FORM 10-K                                                                Page 17

INTEREST EXPENSE Interest expense declined to $24.3 million in fiscal 1998 from $25.7 million in fiscal 1997. The decrease was attributable to lower weighted average debt levels and a lower effective interest rate attributable to seasonal borrowings.

INCOME TAXES The effective tax rate of the Company was 39% in 1998 compared to 47% in fiscal 1997. This decline is principally associated with merger and other charges in connection with the business combination with Mac Frugal's in 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES Net sales increased to $4,055.3 million in fiscal 1997 from $3,420.2 million in fiscal 1996, an increase of $635.1 million, or 18.6%. This increase was attributable to full year impact of sales for KB Toys acquired in May of 1996, sales from 233 new stores and comparable store sales increases of 6.9%, offset in part by the closing of 76 stores.

Closeout Stores net sales increased $248.0 million, or 11.2%, to $2,452.5 million in fiscal 1997 from $2,204.5 million in fiscal 1996. Contributing to this increase was a rise in comparable stores sales of 4.8% and the addition of 92 net new stores during the year. Net sales of Toy Stores increased $384.3 million in fiscal 1997 to $1,562.5 million. This improvement reflects a comparable store sales increase of 10.1%, the addition of 65 net new stores, and the full period impact of sales from the date of acquisition of KB Toys.

GROSS PROFIT Gross profit increased $180.5 million, or 12.5%, in fiscal 1997 to $1,619.9 million from $1,439.4 million in fiscal 1996. In the fourth quarter of 1997 the Company recorded a $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) inventory charge to reflect costs associated with the Mac Frugal's merger for discontinued products, inventory consolidation and retail price equalization for the combined inventory assortment. This charge reduced gross profit as a percent of sales by 1.8%. Adjusted for the inventory charge gross profit was 41.7% in fiscal 1997 compared to 42.1% for the prior year.

The effect of the above noted charge reduced fiscal 1997 Closeout Stores gross profit percentage by 2.9% to 40.0% in contrast to 1996 gross profit of 42.6%. Toy Stores gross profit was 40.3% in 1997 compared to 41.7% in 1996. The decline in Toy Stores gross profit is principally attributable to the higher volume of video sales in 1997 which have a lower profit margin than traditional toys.

SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased $220.1 million in fiscal 1997 from $1,167.0 million in fiscal 1996. This increase is attributable to the full year impact in 1997 of operating expenses associated with KB Toys acquired in May 1996. Selling and administrative expenses in fiscal 1996 include a gain of $6.1 million related to the fire loss settlement for one of the Company's warehouses. Historically the KB Toy stores cost structure has incurred a higher percentage ratio of selling and administrative expenses to net sales.

MERGER AND OTHER RELATED CHARGES In connection with the Mac Frugal's merger the Company recorded a fourth quarter charge to operating expense of $45,000,000 ($40,500,000 after taxes, or $.36 per diluted common share) for direct and other related costs pertaining to the combination. Merger transaction costs were primarily comprised of fees for professional services, severance and similar related costs.


FORM 10-K                                                                Page 18

INTEREST EXPENSE Interest expense increased to $25.7 million in fiscal 1997 from $23.0 million in fiscal 1996. The increase was attributable to higher weighted average debt levels principally to support requirements associated with the operations of the increased number of stores, increased inventory levels, capital expenditures and the pre merger stock buy back program of Mac Frugal's.

INCOME TAXES The effective tax rate of the Company increased to 47.0% in fiscal 1997 from 37.2% in 1996. This increase is principally associated with merger and other charges in connection with the business combination with Mac Frugal's. Additionally, the Company surrendered its corporate-owned life insurance program in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and borrowings under available credit facilities. Total debt as a percent of total capitalization (total long term debt and stockholders equity) was 20.0% at January 30, 1999, compared with 10.0% and 14.2% at each of the respective prior fiscal year ends. Working capital has increased from $582.2 million in 1997 to $875.2 million at January 30, 1999. This data reflects the strength of the Company's balance sheet and the ability to absorb debt financing as, and if, necessary.

Capital expenditures for the last three fiscal years have been $166.6 million, $146.5 million and $104.8 million, respectively, and were used primarily to fund new store openings and distribution center expansions. The capital expenditure requirements anticipated for 1999 are approximately $164 million primarily to support new store expansion and warehouse and equipment requirements.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At January 30, 1999, approximately $462.3 million was available for borrowings under the Revolver and $200 million of uncommitted credit facilities were available, subject to the terms of the revolving credit facility.

The Company has issued $100 million of Subordinated Notes which mature in the year 2000 and bear interest at a rate of 7% per annum, payable semiannually. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, after two years from their issuance, at a premium to their principal, plus accrued interest.

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates in 1999 to have a material effect on income or cash flows, however there can be no assurances that interest rates will not materially change.

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


FORM 10-K                                                                Page 19

IMPACT OF YEAR 2000

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

Since 1990 the Company has been evaluating, assessing and adjusting all known date-sensitive systems and equipment for "Year 2000" compliance. The scope of this effort includes internally developed information technology (IT) systems, purchased and leased software, embedded systems, and electronic data interchange transaction processing. The Company also instituted and maintains strict policies regarding standards for all Network Servers and software, desktop and laptop computers, operating systems, desktop software and applications, and communication routers and hubs. The monitoring of "Year 2000" risks has significantly enhanced the Company's readiness enabling the quick deployment and testing of compliant hardware and software as it is developed. In 1996 the Company initiated a "Year 2000" Compliance Committee which inventoried internally developed production systems and identified those and the data files which needed to be modified.

In 1997 all package software applications were evaluated to determine which were not "Year 2000" compliant and a plan was developed for either updating or eliminating these applications. Also evaluated to determine "Year 2000" readiness were all computer hardware and operating systems including AS400's, RISC 6000's, Tandems, servers, PC's and cash registers. The evaluation phase of the "Year 2000" project is substantially complete and included both IT, such as noted above, and non-IT equipment, such as warehouse sortation and security systems.

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

The Company has incurred to date approximately $4 million of costs to implement its "Year 2000" compliance program and presently expects to incur not more than $2 million of additional costs in the aggregate. All of the Company's "Year 2000" compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's "Year 2000" compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its mainframe and midrange

FORM 10-K                                                                Page 20
computer systems and to update systems with respect to both preexisting operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's "Year 2000" budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

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


FORM 10-K                                                                Page 21

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of January 30, 1999, and January 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at January 30, 1999, and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Summary of Significant Accounting Policies note to the financial statements, the Company changed its method of accounting for pre-opening costs in 1998.



DELOITTE & TOUCHE LLP

Dayton, Ohio
February 23, 1999


FORM 10-K                                                                Page 22

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                                             Fiscal Year

                                                                 1998          1997           1996
---------------------------------------------------------------------------------------------------
Net sales                                                  $4,193,712    $4,055,302     $3,420,164

Costs and expenses:
   Cost of sales                                            2,491,353     2,435,433      1,980,803
   Selling and administrative expenses                      1,498,696     1,386,989      1,166,918
   Merger and other related charges                                          45,000
   Interest expense                                            24,300        25,691         22,991
---------------------------------------------------------------------------------------------------
                                                            4,014,349     3,893,113      3,170,712
---------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes,
  extraordinary charge and cumulative effect of change in
  accounting principle                                        179,363       162,189        249,452
   Income taxes                                                69,945        76,254         92,992
---------------------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary charge and cumulative effect of
  change in accounting principle                              109,418        85,935        156,460
   Loss from discontinued operations                                                       (27,538)
   Extraordinary charge                                                                     (1,856)
   Cumulative effect of change in accounting principle        (12,649)
---------------------------------------------------------------------------------------------------
Net income                                                 $   96,769    $   85,935     $  127,066
---------------------------------------------------------------------------------------------------

Income per common share:
   Continuing operations                                   $     1.00    $     0.80     $     1.49
   Discontinued operations                                                                   (0.26)
   Extraordinary charge                                                                      (0.02)
   Cumulative effect of change in accounting principle          (0.11)
---------------------------------------------------------------------------------------------------
                                                           $     0.89    $     0.80     $     1.21
---------------------------------------------------------------------------------------------------
Income per common share - diluted:
   Continuing operations                                   $     0.97    $     0.77     $     1.44
   Discontinued operations                                                                   (0.25)
   Extraordinary charge                                                                      (0.02)
   Cumulative effect of change in accounting principle          (0.11)
---------------------------------------------------------------------------------------------------
                                                           $     0.86    $     0.77     $     1.17
---------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                                Page 23

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)


                                                            January 30, January 31,
                                                                   1999        1998
=====================================================================================
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                    $   75,906  $   41,714
Inventories                                                   1,096,844     910,668
Deferred income taxes                                            98,739      86,582
Other current assets                                             63,686      68,510
-------------------------------------------------------------------------------------
Total current assets                                          1,335,175   1,107,474
-------------------------------------------------------------------------------------

Property and equipment - net                                    683,437     613,478
Other assets                                                     23,912      25,429
-------------------------------------------------------------------------------------
                                                             $2,042,524  $1,746,381
=====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                             $  337,368  $  280,117
Accrued liabilities                                             100,956     134,288
Income taxes                                                     21,265      38,920
Current maturities of long-term obligations                         352      71,943
-------------------------------------------------------------------------------------
Total current liabilities                                       459,941     525,268
-------------------------------------------------------------------------------------
Long-term obligations                                           295,619     115,281
Deferred income taxes                                           105,062      71,290
Commitments and contingencies

Stockholders' equity:
Preferred stock - authorized 2,000 shares, $.01 par value;
  none issued
Common stock - authorized 290,000 shares, $.01 par value;
  issued 109,524 shares and 107,796 shares, respectively          1,095       1,078
Nonvoting common stock - authorized 8,000 shares, $.01 par
  value; none issued
Additional paid-in capital                                      385,612     335,038
Retained earnings                                               795,195     698,426
-------------------------------------------------------------------------------------
Total stockholders' equity                                    1,181,902   1,034,542
-------------------------------------------------------------------------------------
                                                             $2,042,524  $1,746,381
=====================================================================================


The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                                Page 24

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)



                                                Additional              Other Com-
                                    Common         Paid-in     Retained prehensive         Treasury
                                     Stock         Capital     Earnings     Income            Stock        Total
=================================================================================================================
 Balance at February 4, 1996        $  719        $105,493     $515,854     $(530)         $ (1,573)    $619,963
 Net income for the year                                        127,066                                  127,066
 Other comprehensive income                                                    44                             44
 Total comprehensive income                                                                              127,110
 Issuance of common stock               51         190,588                                               190,639
 5 for 4 stock split                   134            (134)
 Exercise of stock options and issue
  of restricted stock                   12          24,758                                                24,770
 Contribution to savings plan            1           2,181                                                 2,182
 Purchase of treasury stock, at cost                                                        (30,631)     (30,631)
 Noncash compensation expense                           81                                                    81
-----------------------------------------------------------------------------------------------------------------
 Balance at February 1, 1997           917         322,967      642,920      (486)          (32,204)     934,114
 Net income for the year                                         85,935                                   85,935
 Other comprehensive income                                                   486                            486
 Total comprehensive income                                                                               86,421
 5 for 4 stock split                   169            (169)
 Exercise of stock options              55          31,214                                                31,269
 Contribution to savings plan            1           3,912                                                 3,913
 Purchase of treasury stock, at cost                                                        (21,235)     (21,235)
 Treasury stock retired                (64)        (22,946)     (30,429)                     53,439
 Noncash compensation expense                           60                                                    60
=================================================================================================================

 Balance at January 31, 1998         1,078         335,038      698,426                                1,034,542
 Net income for the year                                         96,769                                   96,769
 Exercise of stock options              16          47,253                                                47,269
 Contribution to savings plan            1           3,321                                                 3,322
-----------------------------------------------------------------------------------------------------------------
 Balance at January 30, 1999        $1,095        $385,612     $795,195                               $1,181,902
=================================================================================================================




The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                                Page 25

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)



                                                                               Fiscal Year
                                                               -----------------------------------
                                                                  1998        1997           1996
==================================================================================================
OPERATING ACTIVITIES:

Net income                                                     $96,769     $85,935       $127,066
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                84,006      79,163         66,631
   Deferred income taxes                                        29,702       2,926         (6,929)
   Other                                                        17,000      19,879         13,005
   Cumulative effect of change in accounting principle          12,649
   Discontinued operations                                                                 18,900
   Change in assets and liabilities                           (183,891)    (38,376)       (29,634)
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       56,235     149,527        189,039
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Capital expenditures                                        (166,649)   (146,460)      (104,784)
  Payment for acquired business                                                          (185,300)
  Other                                                          1,517      (4,142)        14,915
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                         (165,132)   (150,602)      (275,169)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                                                  190,639
  Purchase of Mac Frugal's treasury stock                                  (21,235)       (30,631)
  Payments of senior notes and long-term obligations - net                    (442)       (58,313)
  Proceeds from credit arrangements                            108,747       1,553
  Debt issue payments                                                                     (10,393)
  Extinguishment of debt                                                                   (2,946)
  Proceeds from exercise of stock options                       33,314      18,840         12,356
  Proceeds attributable to deferred credits                                  3,638          3,716
  Other                                                          1,028         752          1,101
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      143,089       3,106        105,529
--------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                         $ 34,192     $ 2,031       $ 19,399
==================================================================================================




The accompanying notes are an integral part of these financial statements.

FORM 10-K                                                                Page 26

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
-----------------------

The Company is the nation's largest closeout retailer and largest mall based toy retailer with stores located in all 50 states and Puerto Rico. As a value-oriented retailer specializing in closeout merchandise and toys the Company operates a total of 2,450 stores at January 30, 1999, comprised of 1,128 retail closeout specialty stores under the names ODD LOTS, BIG LOTS, MAC FRUGAL'S BARGAINS - CLOSE-OUTS, and PIC `N' SAVE and 1,322 retail toy and closeout toy stores under the names KB TOYS, KB TOY WORKS, and KB TOY OUTLET.

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

RECLASSIFICATION
----------------

Beginning in 1998, other income/expense has been included in selling and administrative expenses. Amounts reported in prior years have been reclassified to conform to the 1998 presentation.

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

FORM 10-K                                                                Page 27

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

INVESTMENTS
-----------

Noncurrent investments in equity securities are classified as other assets in the consolidated balance sheets and are stated at fair value. Unrealized gains on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes.

DEFERRED CREDITS
----------------

Deferred credits associated with purchase commitments are classified as other noncurrent liabilities and are recognized when earned as a reduction of the related inventory purchase cost.

ACCOUNTING PRINCIPLE CHANGE
---------------------------

In the fourth quarter of 1998 the Company changed its method of accounting for pre-opening costs in conformity with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as promulgated by The American Institute of Certified Public Accountant's Accounting Standards Executive Committee. Historically, non-capital expenditures associated with opening new stores were charged to expense over the first twelve months of store operations. The change involves expensing these and other preopening costs as incurred rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in a write-off of capitalized costs as of February 1, 1998 totaling $12,649,000 net of tax benefit of $8,087,000. The effect of this change in accounting principle is considered immaterial to all quarters of fiscal 1998.

EXTRAORDINARY CHARGE
--------------------

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

In connection with the Mac Frugal's combination the Company recorded a fourth quarter charge to operating expense of $45,000,000 ($40,500,000 after taxes, or $.36 per diluted common share) for direct and other related costs pertaining to the combination. Merger transaction costs were primarily comprised of fees for professional services, severance and similar related costs. Additionally, the Company recorded a $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) charge to cost of sales in the fourth quarter of 1997 for combination related expenses for discontinued products, inventory consolidation and retail price equalization for the combined inventories. In the fourth quarter of 1997, the Company utilized $31,892,000 relating to these charges and substantially all of the remaining $83,108,000 balance was utilized in fiscal 1998.

Excluding the cost of sales charge and merger and other related charges income per share, assuming dilution, would have been $1.51 in fiscal 1997.


FORM 10-K                                                                Page 28

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS COMBINATIONS - CONTINUED

Effective May 5, 1996, the Company acquired Kay-Bee Center, Inc. (KB) for a initial purchase price of $185.3 million. This acquisition was accounted for as a purchase with the results of KB included from the acquisition date. At May 5, 1996, KB operated 1,042 toy stores located in all 50 states and Puerto Rico.

The following summary, prepared on a pro forma basis, combines the results of operations as if KB had been acquired at the beginning of the fiscal years presented. Included in the pro forma presentation is the impact of certain purchase adjustments directly attributable to the acquisition which are expected to have a continuing impact.

          (In thousands except per share data)                   1996
          ===========================================================
                                                          (Unaudited)
          Net sales                                        $3,596,555
          Income from continuing operations before         $  138,774
            extraordinary charge
          Net income                                       $  109,380
          Income per share - diluted:
            Continuing operations                          $     1.26
            Net income                                     $     0.99


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

DISCONTINUED OPERATIONS

In the fourth quarter of 1996 the Company adopted a plan to close its single price point and small specialty stores operating under the names of All For One and iTZADEAL!. Closures of the 165 stores open at February 1, 1997, were completed throughout fiscal 1997. Accordingly, the operating results for this business are reported as a discontinued operation for fiscal 1996. Summary operating results and financial information of this discontinued operation are as follows:

          (In thousands)                                 1996
          ====================================================
          Net sales                                  $ 84,253

          Gross profit                               $ 38,134


          Loss before income taxes                   $(13,710)
          Income tax benefit                            5,072
          ----------------------------------------------------
                                                       (8,638)
          Loss on store closures, net of tax          (18,900)
          ----------------------------------------------------
                                                     $(27,538)
          ====================================================

FORM 10-K                                                                Page 29

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The provision for income taxes on income from continuing operations before income taxes, cumulative effect of change in accounting principle and extraordinary charge is comprised of the following:


          (In thousands)                            1998         1997          1996
          ----------------------------------------------------------------------------
          Federal - Currently payable             $39,604       $59,843       $77,195
          Deferred - Federal, state and local      21,615         2,926         4,134
          State and Local - currently payable       8,283        12,411        10,540
          Foreign                                     443         1,074         1,123
          ----------------------------------------------------------------------------
                                                  $69,945       $76,254       $92,992
          ----------------------------------------------------------------------------


A reconciliation between the statutory federal income tax rate and the effective tax rate follows:


                                                                      1998     1997      1996
       ---------------------------------------------------------------------------------------
       Statutory Federal income tax rate                             35.0%    35.0%    35.0%
       Effect of:
        State and local income taxes, net of Federal tax benefit      3.4      5.0      3.5
        Work Opportunity and Targeted jobs tax credit                (0.4)    (0.3)    (0.1)
        Merger and other related charges                                        8.0
        Other                                                         1.0     (0.7)    (1.2)
       ---------------------------------------------------------------------------------------
       Effective tax rate                                            39.0%    47.0%    37.2%
       ---------------------------------------------------------------------------------------


Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are presented in the following table.




          (In thousands)                                        1998        1997
          ------------------------------------------------------------------------
          Deferred tax assets:
            Uniform inventory capitalization                 $ 27,502     $19,184
            Discontinued operations                                           383
            Inventory valuation allowance                       3,688      27,338
            Deferred credits                                    3,241       1,072
            Other (each less than 5% of total assets)          64,308      38,605
          ------------------------------------------------------------------------
          Total deferred tax assets                            98,739      86,582
          ------------------------------------------------------------------------
          Deferred tax liabilities:
            Depreciation                                       59,238      56,280
            Deferred gain                                       9,422       9,761
            Other                                              36,402       5,249
          ------------------------------------------------------------------------
          Total deferred tax liabilities                      105,062      71,290
          ------------------------------------------------------------------------
          Net deferred tax assets (liabilities)             $  (6,323)    $15,292
          ------------------------------------------------------------------------

FORM 10-K                                                                Page 30

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - CONTINUED

Net income taxes paid were $44,614,000, $96,695,000, and $24,811,000 in 1998,
1997, and 1996, respectively.

LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following on the dates indicated:


          (In thousands)                       1998          1997
          ---------------------------------------------------------------
          Credit Agreements                 $185,000       $ 68,600
          7% Subordinated Notes              100,000        100,000
          9.25% Mortgage Note                  7,512          7,705
          Capital leases                       3,459          3,587
          Other                                               7,332
          ---------------------------------------------------------------
                                             295,971        187,224
          Less current portion                   352         71,943
          ---------------------------------------------------------------
                                            $295,619       $115,281
          ---------------------------------------------------------------


Annual maturities of long-term debt for the next five fiscal years are: 1999, $352,000; 2000, $100,386,000; 2001, $425,000; 2002, $467,000; 2003, $185,513,000
and thereafter $8,828,000.

Interest paid, including capitalized interest of $2,161,000, $1,386,000 and $258,000 in each of the respective previous three fiscal years, was $26,693,000 in 1998, $30,437,000 in 1997, and $24,206,000 for 1996.

CREDIT AGREEMENTS
-----------------

The Company has a $700,000,000 Revolving Credit Facility (Revolver) with a syndicate of financial institutions to provide unsecured senior bank financing. The Revolver has a expiration date of May 15, 2003, and requires the maintenance of certain standard financial ratios and prohibits the payment of cash dividends. At January 30, 1999, approximately $462,309,000 was available for borrowings under the Revolver. The Company was contingently liable for outstanding letters of credit under the Revolver totaling $52,691,000 at January 30, 1999. Direct borrowings under the Revolver at January 30, 1999, were at a weighted average rate of 5.2%.

Additionally, $200,000,000 of uncommitted short-term credit facilities are available, subject to provisions of the Revolver, at January 30, 1999. There were no borrowings under the uncommitted facilities at January 30, 1999, and as of January 31, 1998 $55,000,000 of uncommitted facilities were outstanding at a rate of 5.9%.

SUBORDINATED NOTES
------------------

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

part, after two years from their issuance, at a premium to their principal, plus accrued interest. Provisions of the Subordinated Notes provide, among other matters, limitations on; additional indebtedness, payments of certain indebtedness, and asset sales. The estimated fair value at January 30, 1999, was $100,763,000 and the related carrying amount was $100,000,000.

COMMITMENTS

The Company has commitments to certain vendors for future inventory purchases totaling approximately $568,865,000 at January 30, 1999. Terms of the commitments provide for these inventory purchases to be made through fiscal 2004 or later as may be extended. There are no annual minimum purchase requirements.

EMPLOYEE BENEFIT PLANS

PENSION BENEFITS
----------------

The Company has a qualified defined benefit pension plan covering certain employees hired on or before March 31, 1994, and a non-qualified supplemental defined benefit pension plan effective January 1, 1996, covering a select group of highly compensated employees to ensure the overall retirement pension benefits frozen for such group of employees under the qualified plan. Benefits under each plan are based on credited years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The following provides a reconciliation of benefit obligations, plan assets and funded status of all plans as of December 31.

          (In thousands)                                    1998          1997
          ----------------------------------------------------------------------
          Change in benefit obligation
           Benefit obligation at beginning of year       $26,365       $20,539
           Service cost                                    3,281         2,934
           Interest cost                                   1,673         1,496
           Benefits paid                                  (1,421)       (1,150)
           Actuarial loss                                  1,044         2,546
           Other                                            (200)
          ----------------------------------------------------------------------
           Benefit obligation at end of year             $30,742       $26,365
          ----------------------------------------------------------------------

          Change in plan assets
           Fair market value at beginning of year        $16,246       $14,152
           Actual return on plan assets                    2,766         2,107
           Employer contribution                           6,033         1,137
           Benefits paid                                  (1,421)       (1,150)
           Other                                            (114)
          ----------------------------------------------------------------------
           Fair market value at end of year              $23,510       $16,246
          ----------------------------------------------------------------------


FORM 10-K                                                                Page 32

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS - CONTINUED


          (In thousands)                                  1998          1997
          -------------------------------------------------------------------
          Funded status                               $ (7,232)     $(10,119)
          Unrecognized actuarial loss                    6,644         7,868
          Unrecognized transition obligation               199           212
          Unrecognized prior service cost                 (542)         (677)
          -------------------------------------------------------------------
          Accrued benefit cost                        $    931     $   2,716
          -------------------------------------------------------------------

Assumptions used in each year of the actuarial computations were:

          Discount rate                                    6.5%          6.5%
          Rate of increase in compensation levels          5.5%          5.5%
          Expected long-term rate of return                9.0%          9.0%


The components of net periodic pension cost are comprised of the following:


          (In thousands)                                      1998        1997       1996
          --------------------------------------------------------------------------------
          Service cost - benefits earned in the period      $3,281      $2,934     $2,849
          Interest cost on projected benefit obligation      1,674       1,496      1,174
          Investment return on plan assets                  (1,485)     (1,252)      (917)
          Net amortization and deferral                        778         760        922
          --------------------------------------------------------------------------------
          Net periodic pension cost                         $4,248      $3,938     $4,028
          --------------------------------------------------------------------------------


The projected benefit obligation, accumulated benefit obligation and fair market value of plan assets for plans with accumulated benefit obligations in excess of plan assets (the Non-Qualified plan) at December 31, 1998, were $1,658,000, $795,000 and $0, respectively and as of December 31, 1997 were $1,159,000, $439,000 and $0.

SAVINGS PLAN
------------

The Company has a savings plan with a 401(k) deferral feature and a Top Hat Plan with a similar deferral feature for all eligible employees. Provisions of $5,164,000, $5,406,000, and $4,161,000 have been charged to operations in fiscal 1998, 1997, and 1996, respectively.

LEASES

Leased property consists primarily of the Company's retail stores and certain warehouse space. Many of the store leases have rent escalations and provide that the Company pay for real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. In addition, some leases provide options to extend the original terms for an additional two to twenty years. Minimum lease commitments as of January 30, 1999, are as follows:

FORM 10-K                                                                Page 33

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES - CONTINUED


                                                          Capital       Operating
          (In thousands)                                   Leases           Leases
          -------------------------------------------------------------------------
          1999                                             $ 472          $194,105
          2000                                               472           155,312
          2001                                               472           124,729
          2002                                               472            96,649
          2003                                               472            70,710
          Subsequent to 2003                               3,732           185,813
          -------------------------------------------------------------------------
          Total future minimum lease payments              6,092          $827,318
          Less: interest                                   2,633          --------
          ------------------------------------------------------
          Present value of minimum lease payments         $3,459
          ------------------------------------------------------



Total rental expense charged to continuing operations for operating leases of stores and warehouses consisted of the following:



          (In thousands)                  1998         1997        1996
          --------------------------------------------------------------
          Minimum rentals             $297,243     $271,211    $204,277
          Contingent rents               9,531        7,129       6,103
          --------------------------------------------------------------
                                      $306,774     $278,340    $210,380
          --------------------------------------------------------------

STOCKHOLDERS' EQUITY

INCOME PER SHARE
----------------

There are no adjustments required to be made to income from continuing operations before extraordinary charge for purposes of computing basic and diluted income per share and there were no securities outstanding at January 30, 1999 which were excluded from the computation of income per share.

A reconciliation of the average number of common shares outstanding used in the basic and diluted income per share computation is as follows:


                                                  Average Common Shares Outstanding
                                                  ------------------------------------
          (In thousands)                             1998          1997          1996
          ----------------------------------------------------------------------------
          Basic                                   109,199       107,621       104,642
          Dilutive effect of stock options          3,601         4,442         3,760
          ----------------------------------------------------------------------------
          Diluted                                 112,800       112,063       108,402
          ----------------------------------------------------------------------------


FORM 10-K                                                                Page 34

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY - CONTINUED

OTHER COMPREHENSIVE INCOME
--------------------------

In 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes rules for reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or stockholders' equity. Other comprehensive income consists of the following:


          (In thousands)                              1998          1997          1996
          -----------------------------------------------------------------------------
          Minimum pension liability                               $772          $2,350
          Change in unrealized investment gain                                  (2,315)
          Income tax (expense) benefit                            (286)              9
          -----------------------------------------------------------------------------
                                                                  $486          $   44
          -----------------------------------------------------------------------------


Prior years financial statements have been reclassified to conform to these requirements.

STOCKHOLDER RIGHTS PLAN
-----------------------

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

PUBLIC OFFERING OF COMMON STOCK
-------------------------------

In June 1996, the Company issued 8,007,813, adjusted for 5 for 4 splits on December 10, 1996, and June 10, 1997, shares of common stock. Net proceeds to the Company totaled $190,639,000 and were utilized to repay a portion of the borrowings incurred to finance the acquisition of KB.

PREFERRED STOCK
---------------

In conjunction with the Stockholder Rights Plan the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

FORM 10-K                                                                Page 35

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS

STOCK COMPENSATION PLANS
------------------------

At January 30, 1999, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for any options issued pursuant to any plan. The compensation cost that has been charged against fiscal 1996 income for the Restricted Stock Plan, which expired in 1997, was $7,037,000. Had compensation cost for the Company's various option plans, including the pre-merger effect of Mac Frugal's plans, been determined consistent with FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:


          (In thousands except per share data)            1998       1997       1996
          --------------------------------------------------------------------------
          Net income
            As reported                                $96,769    $85,935   $127,066
            Pro forma                                   83,282     82,999    123,267

          Income per common share:
            As reported                                  $0.89      $0.80      $1.21
            Pro forma                                     0.76       0.77       1.18

          Income per common share - diluted:
            As reported                                  $0.86      $0.77      $1.17
            Pro forma                                     0.74       0.74       1.14


FIXED STOCK OPTION PLANS
------------------------

Consolidated Stores Corporation 1996 Performance Incentive Plan (Incentive Plan) provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (SAR's). The number of newly issued shares of common stock available for issuance under the Incentive Plan is 3,125,000 plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company's fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued shares of common stock available for use under the Incentive Plan shall not exceed 15% of the total issued and outstanding Common Stock as of any measurement date. At January 30, 1999, 8,025,571 shares of common stock were available for issuance under the Incentive Plan. The term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined, of the underlying common stock on the date of award. The award price of a SAR is to be a fixed amount, not less than 100% of the fair market value of a share of common stock at the date of award. Upon an effective change in control of the Company all awards outstanding under the Incentive Plan automatically vest.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; no dividend yield for any year; expected volatility of 65%, 39% and 42%; risk-free interest rates of 4.8%, 5.3% and 6.0%; and expected lives of 2.3, 2.2 and 2.5.

A summary of the Company's various option plans for fiscal 1998, 1997 and 1996 and changes during each respective fiscal year is presented below:

                                                  1998                      1997                      1996
                                                  ----                      ----                      ----
   (In thousands except price data)         Shares     Price(1)        Shares    Price(1)        Shares    Price(1)
   -----------------------------------------------------------------------------------------------------------------
   Under option outstanding at
     beginning of year                  10,710,059       $14.31    12,438,089      $11.25     10,325,979    $  7.74
   Granted                               3,641,677        27.44     1,495,232       23.38      3,568,641      26.28
   Exercised                             1,601,742        20.19     1,522,745       13.19      1,210,784      10.23
   Forfeited                               807,107        24.25     1,700,517       23.58        245,747      13.52
   -----------------------------------------------------------------------------------------------------------------
   Under option at end of year          11,942,887       $16.85    10,710,059      $14.31     12,438,089    $ 11.25
   -----------------------------------------------------------------------------------------------------------------



   Options exercisable at end of year    6,100,528                  6,500,029

   Weighted average fair value of
    options granted during the year         $15.96                      $5.64

   (1) Weighted average per share exercise price

The following table summarizes information about fixed stock options outstanding at January 30, 1999:


          Range of Prices               Options Outstanding                Options Exercisable
          ----------------------  -----------------------------------  ----------------------------
                                                Weighted
                                                 Average  Weighted                      Weighted
                                 Number of     Remaining   Average     Number of         Average
         Greater   Less than       Options   Contractual  Exercise       Options        Exercise
          than    or equal to  Outstanding   Life (Years)    Price   Exercisable         Price
          ---------------------------------------------------------------------------------------
          $ 1        $10        3,133,785            2.3   $ 4.28     3,116,371          $ 4.26
          $10        $20        4,924,199            7.2    13.37     2,209,019           11.79
          $20        $30        2,124,608            8.0    26.30       762,113           26.37
          $30                   1,760,295            9.0    37.57        13,025           38.44
                               ----------------------------------------------------------------
                               11,942,887            6.3   $16.85     6,100,528           $9.82
                               ----------------------------------------------------------------



FORM 10-K                                                                Page 37

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADDITIONAL DATA

The following is a summary of certain financial data:


             (In thousands)                             1998          1997
             --------------------------------------------------------------
             Property and equipment - at cost:
              Land                                $  52,239      $ 49,310
              Buildings                             250,520       205,758
              Fixtures and equipment                726,056       687,962
              Transportation equipment               29,524        28,536
             --------------------------------------------------------------
                                                  1,058,339       971,566
             Construction-in-progress                54,045        18,827
             --------------------------------------------------------------
                                                  1,112,384       990,393
             Less accumulated depreciation          428,947       376,915
             --------------------------------------------------------------
                                                  $ 683,437      $613,478
             --------------------------------------------------------------


             (In thousands)                             1998          1997
             --------------------------------------------------------------
             Accrued liabilities:
               Salaries and wages                    $57,009      $ 89,022
               Property, payroll and other taxes      41,304        42,801
               Other                                   2,643         2,465
             --------------------------------------------------------------
                                                    $100,956      $134,288
             --------------------------------------------------------------


The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.

          (In thousands)                      1998         1997        1996
          ------------------------------------------------------------------
          Inventories                    $(186,176)    $ 64,272   $(165,639)
          Other current assets              (3,979)     (12,832)      8,608
          Accounts payable                  57,251      (55,858)     82,070
          Accrued liabilities              (33,332)       5,575     (12,135)
          Income taxes                     (17,655)     (39,533)     57,462
          ------------------------------------------------------------------
                                         $(183,891)    $(38,376)  $ (29,634)
          ------------------------------------------------------------------


FORM 10-K                                                                Page 38

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS GROUP INFORMATION

The Company's principal businesses range across two retail industry groups; closeouts and toys. The Company's Closeout Stores carry a wide variety of name-brand consumer products and also sell factory reconditioned products and lower-priced, private-label merchandise in selected product categories. Certain core categories of merchandise are carried on a continual basis, although the specific name-brands offered may change frequently. The Toy Stores offer a broad variety of closeout toys, as well as currently promoted retail toys (known as "in-line toys") and traditional toy merchandise.

The accounting policies of the business groups are the same as those described in the Summary of Significant Accounting Policies note to the financial statements. Financial information by business group, containing information on revenues, operating profit, depreciation and amortization, and capital expenditures for each of the last three fiscal years and identifiable assets for each of the last two fiscal years, is presented below.

          (In thousands)                       1998         1997         1996
          ====================================================================
          Revenues:
           Closeout                     $2,510,420   $2,452,474   $2,204,521
           Toys                          1,643,044    1,562,463    1,178,224
           Other                            40,248       40,365       37,419
          --------------------------------------------------------------------
                                        $4,193,712   $4,055,302   $3,420,164
          ====================================================================

          Operating profit (loss):
           Closeout                     $  150,943   $  205,908   $  179,232
           Toys                             46,462      101,027       96,474
           Other and corporate (a)           6,258     (119,055)      (3,263)
          --------------------------------------------------------------------
                                        $  203,663   $  187,880   $  272,443
          ====================================================================
          (a)Fiscal 1997 includes $70,000 and $45,000 of inventory and merger related charges associated with the Mac Frugal's Bargains - Close-outs, Inc. acquisition.

          Depreciation and amortization:
           Closeout                     $   53,681   $   54,438   $   47,044
           Toys                             30,269       24,648       15,358
           Other and corporate                  56           77        4,229
          --------------------------------------------------------------------
                                        $   84,006   $   79,163   $   66,631
          ====================================================================

          Capital expenditures:
           Closeout                     $   82,813   $   85,714   $   53,497
           Toys                             83,836       60,746       49,009
           Other and corporate                                         2,278
          --------------------------------------------------------------------
                                        $  166,649   $  146,460   $  104,784
          ====================================================================

FORM 10-K                                                                Page 39

Identifiable assets were comprised of the following:

          (In thousands)                          1998          1997
          ----------------------------------------------------------
          Closeout                          $1,252,015    $1,118,119
          Toys                                 760,459       604,893
          Other and corporate                   30,050        23,369
          ----------------------------------------------------------
                                            $2,042,524    $1,746,381
          ==========================================================


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1998 and 1997 is presented below:


                                                                          Quarter
                                                 ------------------------------------------------------
(In thousands, except per share data)               First         Second          Third          Fourth          Year
--------------------------------------------------------------------------------------------------------------------------
1998
Net Sales                                        $823,302       $823,870       $856,433      $1,690,107    $4,193,712
Gross profit                                     $340,009       $342,225       $352,323      $  667,802    $1,702,359
Net income (loss)                                $    817       $  6,506       $(16,732)     $  106,178    $   96,769
Income (loss) per common share (b)               $   0.01       $   0.06       $  (0.15)     $     0.97    $     0.89
Income (loss) per common share - diluted (b)     $   0.01       $   0.06       $  (0.15)     $     0.95    $     0.86

1997(a)
Net Sales                                        $778,338       $801,306       $859,559      $1,616,099    $4,055,302
Gross profit                                     $317,365       $334,479       $367,556      $  600,469    $1,619,869
Net income (loss)                                $ (1,324)      $  5,781       $ 13,622      $   67,856    $   85,935
Income (loss) per common share (b)               $  (0.01)      $   0.05       $   0.13      $     0.63    $     0.80
Income (loss) per common share - diluted (b)     $  (0.01)      $   0.05       $   0.12      $     0.60    $     0.77


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


FORM 10-K                                                                Page 40

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

                                    PART III

ITEMS 10-13

Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company's 1999 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 9, 1999.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

                                                                         Page
                                                                         ----

         1.  Financial Statements

              Independent Auditors' Report                                22

              Consolidated Statements of Income                           23

              Consolidated Balance Sheets                                 24

              Consolidated Statements of Stockholders' Equity             25

              Consolidated Statements of Cash Flows                       26

              Notes to Consolidated Financial Statements                  27

         2.  Financial Statement Schedules

             Schedule                     Description
             --------            --------------------------------
               II                Valuation and Qualifying Accounts        46

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

FORM 10-K                                                                Page 41

(b) Reports on Form 8-K

    None.

(c) Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.                               Document
-----------  -------------------------------------------------------------------
  3(a) Form of Restated Certificate of Incorporation of the Company (Exhibit 4(a) to the Company Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

  3(b) Amended and Restated By-laws of the Company (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

  3(c) Amendment to By-laws dated April 14, 1992 (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

  4(a) Specimen Stock Certificate (Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

  4(b) Summary of Rights to Purchase Preferred Stock (Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

  4(c) Rights Agreement between the Company and National City Bank (Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

  4(d) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

  10(a) Consolidated Stores Corporation 1996 Performance Incentive Plan as Amended and Restated on July 23, 1996 (Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference)

  10(b) Consolidated Stores Corporation Directors Stock Option Plan (Exhibit 10(q) to the Company's Registration Statement (No. 33-42502) on Form S-8 and incorporated herein by reference)

  10(a)(i) Consolidated Stores Corporation Amended and Restated Directors Stock Option Plan (Exhibit 10(c)(ii) to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

  10(c) Consolidated Stores Corporation Supplemental Savings Plan (Exhibit 10(r) to the Company's Registration Statement (No. 33-42692) on Form S-8 and incorporated herein by reference)

  10(d) CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(ii) to the Company's Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

FORM 10-K                                                                Page 42

Exhibit No.                              Document
-----------  -------------------------------------------------------------------
  10(d)(i) Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company's Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

  10(d)(ii)  Amendment No. 2 to CSIC Pension Plan and Trust (Filed as an Exhibit
             to the Company's Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

  10(e) Amended and Restated Credit Agrement dated as of May 15, 1998 by and among Consolidated Stores Corporation, an Ohio corporation (the "Borrower"), the BANKS (as defined), and The Bank of New York, in its capacity as Syndication Agent and as a Managing Agent, National City Bank, in its capacity as Administrative Agent ("Administrative Agent") and as a Managing Agent, PNC Bank, National Association, in its capacity as Arranger, as Documentation Agent (the "Documentation Agent") and as a Managing Agent, and Bank One, N.A., in its capacity as a Co-Syndication Agent and a Managing Agent and NationsBank, N.A., Fleet National Bank, Bank of America NT & SA, and First Union National Bank, as Managing Agents (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference)

  10(f) Transfer Agreement, dated as of May 9, 1997, among Consolidated Stores Corporation, an Ohio corporation, Nashua Hollis CVS, Inc., a New Hampshire corporation, The Bank of New York, a New York banking corporation, as Trustee, and each of the purchasers (as defined) (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997, and incorporated herein by reference)

  10(g) Consolidated Stores Corporation, Note Agreement dated May 9, 1997, for $100,000,000 7% Senior Subordinated Notes Due May 4, 2000 (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997, and incorporated herein by reference)

  10(h) Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation relating to the purchase and sale of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit B to the Company's Current Report on Form 8-K dated April 8, 1996, and incorporated herein by reference)

  10(h)(i) Amendment No. 1 to Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation relating to the purchase and sales of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit 10 to the Company's Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference)

  10(i) Agreement and Plan of Merger by and Among Consolidated Stores Corporation, MBC Consolidated Acquisition Corporation and Mac Frugal's Bargains - Close-outs, Inc. dated as of November 4, 1997 (Exhibit 1 to the Company's Current Report on Form 8-K dated November 5, 1997, and incorporated herein by reference)

  10(j) Employment Agreement with William G. Kelley (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference)

  10(k) Employment Agreement with Armen Bahadurian (Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

  10(l) Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

FORM 10-K                                                                Page 43

Exhibit No.                              Document
-----------  -------------------------------------------------------------------

  10(m) Employment Agreement with Michael L. Glazer (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, and incorporated herein by reference)

  10(n) Consulting Agreement, dated as of November 4, 1997, by and between Philip L. Carter and Consolidated Stores Corporation (Exhibit 2.2 to the Company's Registration Statement (No. 333-41143) (included in Joint Proxy Statement/Prospectus as Annex B) on Form S-4 and incorporated herein by reference)

  10(o) Noncompetition Agreement, dated as of November 4, 1997, by and between Philip L. Carter and Consolidated Stores Corporation (Exhibit 2.3 to the Company's Registration Statement (No. 333-41143) (included in Joint Proxy Statement/Prospectus as Annex
             C) on Form S-4 and incorporated herein by reference)

  10(p) Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit 10(q)(i) to the Company's Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

  10(q) The Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan (Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference)

  10(r)*     Form of Executive Severance Agreement of the Company

  10(s)*     Form of Senior Executive Severance Agreement of the Company

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

FORM 10-K                                                                Page 44

Exhibit No.                              Document
-----------  -------------------------------------------------------------------


  24.7 Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the Company's Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

   27*       Financial Data Schedule


FORM 10-K                                                                Page 45

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                    Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                   Balance at
                                       Beginning of       Cost and         Other                       End of
                                             Period        Expense   Accounts(2)    Deductions         Period
-------------------------------------------------------------------------------------------------------------
Fiscal year ended January 30, 1999:
  Inventory valuation allowance             $65,101       $  4,827                     $61,094       $  8,834

Fiscal year ended January 31, 1998:
  Inventory valuation allowance(1)           11,826         92,812                      39,537         65,101

Fiscal year ended February 1, 1997:
  Inventory valuation allowance(1)           24,506          6,678        10,200        29,558         11,826


(1) Applicable to continuing operations and consists primarily of reserve for markdowns of aged goods and similar inventory reserves.
(2) Value from company acquired.


FORM 10-K                                                                Page 46

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                       CONSOLIDATED STORES CORPORATION



         Date: April 23, 1999      By:/s/ William G. Kelley
                                      -------------------------------
                                      William G. Kelley
                                       Chairman of the Board, Chief Executive
                                        Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Date: April 23, 1999         /s/ William G. Kelley
                                      -------------------------------
                                      William G. Kelley
                                       Chairman of the Board , Chief  Executive
                                        Officer and President



         Date: April 23, 1999         /s/ Michael J. Potter
                                      -------------------------------
                                      Michael J. Potter
                                       Executive Vice President, Chief Financial
                                        and Accounting Officer

         Date: April 23, 1999

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



                                      /s/ Albert J. Bell
                                      -------------------------------
                                      Albert J. Bell
                                      Attorney-in-Fact

              Dated: April 23, 1999

FORM 10-K                                                                Page 47