Form 10-Q
period 1999-05-01
CONSOLIDATED STORES CORP /DE/
filed 1999-06-10
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended May 1, 1999 Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896







        Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock $.01 par value per share, outstanding as of June 7, 1999, was 110,136,210 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                      -----

                                                                                                         Page
                                                                                                         ----

                   Part I - Financial Information

                       Item 1.  Financial Statements

                            Condensed Consolidated Balance Sheets                                          3

                            Condensed Consolidated Statements of Income                                    4

                            Condensed Consolidated Statements of Cash Flows                                5

                            Notes to Condensed Consolidated Financial Statements                           6

                       Item 2.  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                        7

                   Part II - Other Information

                       Signature                                                                          14


                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                             May 1,    January
                                                               1999    30, 1999
===================================================================   ==========
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                $   72,530   $   75,906
Inventories                                               1,157,172    1,096,844
Deferred income taxes                                        97,436       98,739
Other current assets                                         92,013       63,686
-------------------------------------------------------------------   ----------
Total current assets                                      1,419,151    1,335,175
-------------------------------------------------------------------   ----------

Property and equipment - net                                696,867      683,437
Other assets                                                 26,780       23,912
-------------------------------------------------------------------   ----------
                                                         $2,142,798   $2,042,524
===================================================================   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                         $  382,352   $  337,368
Accrued liabilities and income taxes                         80,446      122,221
Current maturities of long-term obligations                  55,061          352
-------------------------------------------------------------------   ----------
Total current liabilities                                   517,859      459,941
-------------------------------------------------------------------   ----------
Long-term obligations                                       330,525      295,619
Deferred income taxes and other liabilities                 102,717      105,062
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 2,000 shares, $.01 par
  value: none issued
Common stock - authorized 290,000 shares, $.01 par
  value; issued 110,069 and 109,524 shares,
  respectively                                                1,101        1,095
Nonvoting common stock - authorized 8,000 shares,
  $.01 par value; none issued
Additional paid-in capital                                  399,122      385,612
Retained earnings                                           791,474      795,195
-------------------------------------------------------------------   ----------
Total stockholders' equity                                1,191,697    1,181,902
-------------------------------------------------------------------   ----------
                                                         $2,142,798   $2,042,524
===================================================================   ==========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)



                                                          Thirteen weeks ended
                                                        -------------------------
                                                          May 1,          May 2,
                                                            1999            1998
=================================================================    ===========

Net sales                                              $ 923,747       $ 823,302

Costs and expenses:
   Cost of sales                                         538,500         483,293
   Selling and administrative expenses                   386,567         334,595
   Interest expense                                        4,830           4,074
-----------------------------------------------------------------    -----------
                                                         929,897         821,962
-----------------------------------------------------------------    -----------
Income (loss) before income taxes                         (6,150)          1,340
Income taxes (benefit)                                    (2,429)            523
-----------------------------------------------------------------    -----------
Net income (loss)                                      $  (3,721)      $     817
=================================================================    ===========

Income (loss) per common share                         $   (0.03)      $    0.01
Income (loss) per common share - diluted               $   (0.03)      $    0.01

Average common shares outstanding                        109,840         108,501
Dilutive effect of stock options                                           4,286
-----------------------------------------------------------------    -----------
Diluted                                                  109,840         112,787
=================================================================    ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            Thirteen weeks ended
                                                           -----------------------
                                                            May 1,       May 2,
                                                              1999         1998
===================================================================   ==========
OPERATING ACTIVITIES:

Net income (loss)                                        $  (3,721)   $     817
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization                            21,337       20,924
   Deferred income taxes                                      (518)      13,232
   Other                                                     3,929       18,643
   Change in assets and liabilities                        (85,415)    (188,329)
-------------------------------------------------------------------   ----------
Net cash used in operating activities                      (64,388)    (134,713)
-------------------------------------------------------------------   ----------

INVESTING ACTIVITIES:
  Capital expenditures                                     (35,375)     (33,531)
-------------------------------------------------------------------   ----------
Net cash used in investing activities                      (35,375)     (33,531)
-------------------------------------------------------------------   ----------

FINANCING ACTIVITIES:
  Proceeds from credit arrangements                         89,708      140,477
  Proceeds from exercise of stock options                    6,772       15,539
  Payments of senior notes and long-term obligations           (93)         (85)
  Other                                                                   2,521
-------------------------------------------------------------------   ----------
Net cash provided by financing activities                   96,387      158,452
-------------------------------------------------------------------   ----------
Decrease in cash and cash equivalents                    $  (3,376)   $  (9,792)
===================================================================   ==========

Supplemental Disclosure of Cash Flow Information:
  Income taxes paid                                      $  39,813    $  40,398
  Interest paid                                          $   6,641    $   5,777


              The accompanying notes are an integral part of these
                        condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at May 1, 1999, and the condensed consolidated statements of income and statements of cash flows for the thirteen week period ended May 1, 1999 and May 2, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - SUBSEQUENT EVENT
-------------------------
On May 19, 1999 the Company announced it will combine forces with BrainPlay.com, Inc., a leading Internet retailer of children's products, and will form a new entity: KBToys.com LLC to operate its kbtoys.com toy and related products online retail business. The new venture will be owned 80% by the Company and 20% by BrainPlay.com. Operations of the new entity will be based in Denver, CO. at the existing BrainPlay.com headquarters.

Under terms of the agreement, the Company will contribute $80 million to the new entity in addition to KB Toys buying, merchandising and other management expertise. BrainPlay.com will contribute all of its assets including its Web site, technology infrastructure and management team.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this discussion and financial statements, the words, "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "plans" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, as well as, the Company's periodic reports filed with the Securities and Exchange Commission.

OVERVIEW

The Company is a value retailer focused on closeout merchandise and is the largest enclosed shopping mall-based toy retailer in the United States. The Company seeks to provide the budget-conscious consumer with a broad range of quality, name-brand products at exceptional values. The Company's name-brand closeout merchandise primarily consists of products obtained from manufacturers' excess inventories, which generally result from production overruns, package changes, discontinued products and returns.

Located in all 50 states and Puerto Rico the Company operates 2,477 stores and Online toy shopping primarily under the following names:

               Closeout                                      Toy
  ----------------------------------                    --------------
               Odd Lots                                    K-B Toys
               Big Lots                                 K-B Toy Works
          Big Lots Furniture                            K-B Toy Outlet
  Mac Frugal's Bargains - Close-outs                      kbtoys.com
             Pic `N' Save

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


                                                         Thirteen weeks ended
                                                        ----------------------
                                                          May 1,      May 2,
                                                            1999       1998
==================================================================  ========
Net Sales:
  Closeout Stores                                            68.5%     67.7%
  Toy Stores                                                 30.2      30.9
------------------------------------------------------------------  --------
Total Retail                                                 98.7      98.6
Other                                                         1.3       1.4
------------------------------------------------------------------  --------
Total Net Sales                                             100.0     100.0
------------------------------------------------------------------  --------
Gross Profit:
  Closeout Stores                                            43.6      43.5
  Toy Stores                                                 38.2      37.1
------------------------------------------------------------------  --------
Total Retail                                                 41.9      41.5
Other                                                        23.8      24.9
------------------------------------------------------------------  --------
Total Gross Profit                                           41.7      41.3
Selling and administrative expenses                          41.8      40.6
------------------------------------------------------------------  --------
Operating profit (loss)                                      (0.1)      0.7
Interest expense                                              0.6       0.5
------------------------------------------------------------------  --------
Income (loss) before income taxes                            (0.7)      0.2
Income taxes (benefit)                                       (0.3)      0.1
------------------------------------------------------------------  --------
Net income (loss)                                            (0.4)%     0.1%
==================================================================  ========

Retail operations at end of period:
   Closeout                                                 1,153     1,031
   Toy                                                      1,324     1,252
------------------------------------------------------------------  --------
                                                            2,477     2,283
==================================================================  ========


THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998

NET SALES Net sales increased to $923.7 million for the thirteen week period ended May 1, 1999, from $823.3 million in the same period of 1998. This 12.2% increase was primarily attributable to the increased number of stores in operation during the comparative periods and a 5.6% comparable store sales increase.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales and comparable store sales by operating unit were as follows:


                                     Thirteen weeks ended
                                     --------------------
                                        May 1,       May 2,   Percentage
        Operating Segment                 1999         1998       Change
      ======================================== ============ ============
                                        (In thousands)
      Closeout                        $633,058     $557,633         13.5%
      Toys                             279,168      254,496          9.7
      Other                             11,521       11,173          3.1
      ---------------------------------------- ------------ ------------
                                      $923,747     $823,302         12.2%
      ======================================== ============ ============

      Comparable store sales:
      -----------------------
      Closeout                            6.4%        2.5%
      Toys                                3.7        (3.1)
      ---------------------------------------- ------------
                                          5.6%        0.6%
      ======================================== ============


GROSS PROFIT As a percent to net sales, gross profit increased to 41.7% in the 1999 quarter from 41.3% in the previous year quarter. Closeout Stores gross profit percentage improved to 43.6% compared to 43.5% in the prior year period and Toy Stores gross profit percentage increased to 38.2% from 37.1% in the comparative first quarters. Closeout Stores improvement is associated to a strong sell-through of spring seasonal categories. Toy Stores improvement reflects a sales reduction of the lower margin video category. Components of gross profit as a percent to each operating segments sales were as follows:


                                        Thirteen weeks ended
                                    ------------------------------
           Operating Segment          May 1, 1999     May 2, 1998
     ---------------------------------------------  --------------
     Closeout                          43.6%           43.5%
     Toys                              38.2            37.1
     Other                             23.8            24.9
     ---------------------------------------------  --------------
                                       41.7%           41.3%
     ---------------------------------------------  --------------

SELLING AND ADMINISTRATIVE EXPENSES For the first quarter of 1999 selling and administrative expenses increased $52.0 million to $386.6 million from $334.6 million in the previous year quarter. In contrast to the 12.2% net sales improvement this 15.5% selling and administrative expense increase reflects expenditures associated with the greater number of stores in operation and a higher level of distribution and transportation costs, principally in Closeout Stores, in the first quarter. As a percentage of net sales, selling and administrative expenses increased to 41.8% from 40.6% in the prior year period.

INTEREST EXPENSE Interest expense increased to $4.8 million in the first quarter of 1999 from $4.1 million in fiscal 1998, reflecting higher weighted average debt for borrowings utilized for inventory purchases, seasonal operating requirements, and capital projects.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES The effective tax rate of the Company is anticipated to be 39.5% in fiscal 1999 compared to 39.0% in fiscal 1998. This increase is primarily associated with state and local taxes.

SUBSEQUENT EVENT

On May 19, 1999 the Company announced it will combine forces with BrainPlay.com, Inc., a leading Internet retailer of children's products, and will form a new entity: KBToys.com LLC, to operate its kbtoys.com toy and related products online retail business. The new venture will be owned 80% by the Company and 20% by BrainPlay.com. The award winning BrainPlay.com Web site will become kbtoys.com and will be operated by the management of BrainPlay.com. Operations of the new entity will be based at the existing BrainPlay.com headquarters in Denver, CO.

Under terms of the agreement, the Company will contribute $80 million to the new entity in addition to KB Toys buying, merchandising and other management expertise. BrainPlay.com will contribute all of its assets including its Web site, technology infrastructure and management team.

The $80 million of cash being contributed by the Company will be primarily used to brand and market the kbtoys.com Web site. The Company estimates that its pretax loss during fiscal 1999 associated with this operation will be between $40 million to $80 million. The Company plans to offer shares in KBToys.com to the public in the future.

BrainPlay.com has relationships with leading Internet companies such as AOL, Yahoo, Women.com, Netscape, Go.com, Xoom and Net Perceptions.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and as necessary borrowings under available credit facilities. Working capital at May 1, 1999, was $901.3 million and for the thirteen week period then ended net cash used by operations was $64.4 million and capital expenditures were $35.4 million.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At May 1, 1999, approximately $381.1 million was available for borrowings under the Revolver and $165.0 million of uncommitted credit facilities were available.

A substantial amount of the Company's $80 million commitment for the KBToys.com LLC Website operation will be expended in the third quarter of 1999. This and the anticipated pretax operating losses of the KBToys.com LLC operation for the balance of fiscal 1999 are not expected to have a significant impact on the Company's ability to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

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

To date, the Company has not established a formal contingency plan for possible "Year 2000" issues. Where needed, the Company will establish contingency plans based on actual testing experience and assessment of outside risks. It is expected that any formal contingency plans will be in place by year end.

The Company has incurred to date approximately $4 million of costs to implement its "Year 2000" compliance program and presently expects to incur not more than $2 million of additional costs in the aggregate. All of the Company's "Year 2000" compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's "Year 2000" compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its mainframe and midrange com-

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

puter systems and to update systems with respect to both preexisting operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's "Year 2000" budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to cautionary statement for purposes of "Safe Harbor" provisions of the Securities Litigation Reform Act of 1995 of this report, which addresses forward-looking statements made by the Company.

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

               Item 5.    Other Information.

               Item 6.    Exhibits and Reports on Form 8-K.

                            (a)  Exhibits.

                                     Exhibit              Topic
                                  ------------      ----------------------------
                                        27          Financial Data Schedule

                            (b)  Reports on Form 8-K. None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CONSOLIDATED STORES CORPORATION
                                        -------------------------------
                                                   (Registrant)



     Dated:  June 10, 1999      By: /s/ Michael J. Potter
             -------------          --------------------------------------------
                                    Michael J. Potter, Executive Vice President,
                                    Chief Financial Officer, and Principal
                                    Accounting Officer