Form 10-K/A
period 1999-01-30
CONSOLIDATED STORES CORP /DE/
filed 1999-06-24
CIK 768835

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

                   For the period_________________ to___________________

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended January 30, 1999, to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1998.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

            Independent Auditors' Report                                     3

            Financial Statements:

                Statements of Net Assets Available for Benefits
                as of December 31, 1998 and December 31, 1997                4

                Statement of Changes in Net Assets Available for
                Benefits for the year ended December 31, 1998                5

            Notes to Financial Statements                                    6

            Supplemental Schedules:

                Schedule of Assets Held for Investments as of
                December 31, 1998                                           13

                Schedule of Reportable Transactions in Excess of
                Five Percent of Current Value of Plan Assets for the
                Year Ended December 31, 1998                                14

            Exhibits:

                Independent Auditors' Consent                               15

                Signatures                                                  16

                          INDEPENDENT AUDITORS' REPORT


To the Plan Administrator of the Consolidated Stores Corporation Savings Plan:

We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1998 and 1997, and the related statement of changes in net assets available for benefits for the year ended December 31, 1998. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1998 and 1997, and the changes in net assets available for benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1998, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1998, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




DELOITTE & TOUCHE LLP

Dayton, Ohio
May 7, 1999


                                          CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                         STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                                          December 31,
                                                              --------------------------------------
                                                                    1998                 1997
                                                              ------------------   -----------------
                            ASSETS

 Investment in Securities:
    Consolidated Stores Corporation
     Common Shares                                              $ 39,141,595          $ 42,676,234
Investment in Mutual Funds:
   Basic Value Fund                                               15,985,777            11,434,052
   Capital Fund                                                    8,844,077             6,207,534
   Global Allocation Fund                                          6,077,860             4,932,645
   Growth Fund                                                     7,121,289             7,926,939
Investment in Money Market Funds                                  30,506,239            11,863,044
Contribution receivable from:
   Consolidated Stores Corporation                                 5,350,492             3,421,236
   Participants                                                      340,342               194,733
Loans receivable                                                   6,901,197             4,907,483
Receivable from nonqualified plan                                    254,615               333,909
                                                                ------------          ------------
                                                                 120,523,483            93,897,809
                                                                ------------          ------------
                         LIABILITIES

Payable to Plan participants                                                               224,830
                                                                ------------          ------------
                                                                                           224,830
                                                                ------------          ------------
Net assets available for Plan benefits                          $120,523,483          $ 93,672,979
                                                                ============          ============








 See notes to financial statements.



                                           CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                                    For the Year
                                                                        Ended
 .                                                                  December 31,
                                                                        1998
                                                                  ------------------
 INCREASE IN PLAN ASSETS:
    Contributions:
     Participant contributions                                     $   9,125,383
     Company contributions                                             4,941,658

   Investment Income:
     Interest                                                            510,376
     Dividend                                                          3,793,612

   Net depreciation in fair value of investments                      (7,511,853)
   Transfer of Plan assets from acquired Company                      26,554,147
                                                                   -------------
       TOTAL INCREASES                                                37,413,323

DECREASES IN PLAN ASSETS:

   Benefits paid to Plan participants                                 10,378,590
   Administrative expenses                                               184,229
                                                                   -------------
       TOTAL DECREASES                                                10,562,819
                                                                   -------------
NET INCREASE IN PLAN ASSETS                                           26,850,504

NET ASSETS - BEGINNING OF YEAR                                        93,672,979
                                                                   -------------
NET ASSETS - END OF YEAR                                           $ 120,523,483
                                                                   =============



 See notes to financial statements.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS

PLAN DESCRIPTION

On December 31, 1998, there were 25,923 employees eligible to participate in the Plan. On that date 7,930 were actively participating.

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

All employees of Consolidated Stores Corporation and any of its subsidiaries ("Company") which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the first day of the month following satisfaction of eligibility requirements. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $9,500 (or such larger amount in accordance with Code Section 402(g) which is $10,000 as of January 1, 1998) or 15% of their compensation for the plan year. For the Plan years 1998 and 1997 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 2% and 50% of the next 4%, of the employee's first 6% contribution. The Company's matching contributions may be made in the form of Common Stock of the Company.

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

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

PLAN DESCRIPTION - CONTINUED

                                                                    Vested
                                     Years of Service              Percentage
                                  -------------------              ----------

                                  Less than 2                         --
                                  At least 2 but less than 3          25
                                  At least 3 but less than 4          50
                                  At least 4 but less than 5          75
                                  5 or more                          100

On termination of service due to death, disability, or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in their account, or annual installments over a ten year period. For termination of service due to other reasons, a participant may receive the value of their vested interest as a lump-sum distribution. The portion of the Company's matching contribution that is not fully vested will be forfeited at the time employment terminates. The Company has the right to terminate or amend the Plan at any time. In the event of termination, the Plan assets will be distributed to the participants, after payment of any expenses properly chargeable thereto, in proportion to their respective account balances.

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

At December 31, 1998, forfeited non vested accounts totaled $63,534. These accounts may be utilized to offset future employer contributions. A total of $63,878 was used to reduce employer contributions during 1998.

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

PAYMENT OF BENEFITS. Benefits are recorded when paid.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

TRUST AGREEMENT

Under a trust agreement The Fifth Third Bank of Cincinnati is responsible for investing the participants' contributions in the funds designated by each participant. In addition, the trustee processes and distributes all distributions from the Plan based on information provided by the Company. Administrative fees due under the trust agreement are paid by the Company.

INVESTMENT PROGRAMS

During the years ended December 31, 1998 and 1997, participants could direct their contributions to different funds of the Plan as described below:

MONEY MARKET FUNDS

MERRILL LYNCH RETIREMENT PRESERVATION TRUST. According to the fund prospectus, the Merrill Lynch Retirement Preservation Trust ("RP Trust") is a collective trust fund that invests primarily in Investment Contracts (GlCs) and United States Government and United States Government Agency securities.

MUTUAL FUNDS

MERRILL LYNCH BASIC VALUE FUND, INC. According to the fund prospectus, the Merrill Lynch Basic Value Fund, Inc. ("BV Fund") is a diversified, open-end, investment company seeking capital appreciation and, secondarily, income by investing in securities, primarily equities.

MERRILL LYNCH CAPITAL FUND, INC. According to the fund prospectus, the Merrill Lynch Capital Fund, Inc. ("Capital Fund") seeks to achieve the highest total investment return consistent with prudent risk through a fully managed investment policy utilizing equity, debt (including money market) and convertible securities.

MERRILL LYNCH GLOBAL ALLOCATION FUND, INC. According to the fund prospectus, the Merrill Lynch Global Allocation Fund, Inc. ("Global Fund") is a non-diversified mutual fund seeking high total investment return, through a fully-managed investment policy utilizing United States and foreign equity, debt, and money market securities.

                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

MUTUAL FUNDS - CONTINUED

MERRILL LYNCH GROWTH FUND. According to the fund prospectus, the Merrill Lynch Growth Fund ("Growth Fund") is a mutual fund seeking to provide growth of capital and, secondarily, income by investing in a diversified portfolio of primarily equity securities.

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

TRANSFERRED ASSETS

Effective January 16, 1998, the Company acquired Mac Frugal's Bargains o Closeouts, Inc (Mac Frugal's) through a pooling of interest. As a result of this combination, eligible associates of Mac Frugal's were transferred into the Company's Plan in May of 1998.

SUBSEQUENT EVENT

Effective February 1, 1999, three additional funds to which participants could direct their contributions were made available. These funds are the Janus Twenty Fund, Fidelity US Bond Fund and Dreyfus S&P 500 Index Fund.



                                            CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                                    NOTES TO FINANCIAL STATEMENTS
                                                             (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                For the Year Ended December 31, 1998
                                    ----------------------------------------------------------------------------------------
                                     Number of     Loan and      Retirement     Basic Value      Capital        Global
                                      Shares      Short-term    Preservation       Fund           Fund        Allocation
                                                  Investment        Trust                                        Fund
                                                     Fund
                                    ------------ -------------- -------------- -------------- -------------- --------------
               ASSETS
Investment in Securities:
  Consolidated Stores Corporation
   Common Stock                        1,043,631   $              $              $              $              $
Investment in Mutual Funds:
 Basic Value Fund                        420,613                                   15,985,777
 Capital Fund                            256,972                                                   8,844,077
 Global Allocation Fund                  480,416                                                                  6,077,860
 Growth Fund                             323,329
Investment in Money Market Funds      30,506,239                    30,506,239
Contribution receivable from:
 Consolidated Stores Corporation
 Participants                                            74,772         81,826         42,556         27,934         22,710
Loans receivable                                      6,901,197
Receivable from nonqualified plan                                       38,170         38,028         15,749         12,313
                                                   ------------   ------------   ------------   ------------   ------------
                                                   $  6,975,972   $ 30,626,235   $ 16,006,361   $  8,887,769   $  6,112,883
                                                   ============   ============   ============   ============   ============

                                        For the Year Ended December 31, 1998
                                    -------------------------------------------
                                      Growth Fund      Company         Plan
                                                     Stock Fund        Total
                                    ------------ -------------- --------------
               ASSETS
Investment in Securities:
  Consolidated Stores Corporation
   Common Stock                     $              $ 39,141,595   $ 39,141,595
Investment in Mutual Funds:
 Basic Value Fund                                                   15,985,777
 Capital Fund                                                        8,844,077
 Global Allocation Fund                                              6,077,860
 Growth Fund                           7,121,289                     7,121,289
Investment in Money Market Funds                                    30,506,239
Contribution receivable from:
 Consolidated Stores Corporation                      5,350,492      5,350,492
 Participants                             33,893         56,639        340,342
Loans receivable                                                     6,901,197
Receivable from nonqualified plan         20,014        130,341        254,615
                                    ------------   ------------   ------------
                                    $  7,175,196   $ 44,679,067   $120,523,483
                                    ============   ============   ============



                                            CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                                    NOTES TO FINANCIAL STATEMENTS
                                                             (CONTINUED)

 NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM - CONTINUED

                                                                                   For the Year Ended December 31, 1997
                                    --------------------------------------------------------------------------------------
                                     Number of     Loan and      Retirement     Basic Value     Capital        Global
                                      Shares      Short-term    Preservation       Fund          Fund        Allocation
                                                  Investment        Trust                                       Fund
                                                     Fund
                                    ------------  ------------  ------------    -----------   -----------   ------------
               ASSETS
Investment in Securities:
  Consolidated Stores Corporation
   Common Stock                         970,731   $             $               $             $             $
Investment in Mutual Funds:
 Basic Value Fund                       308,360                                  11,434,052
 Capital Fund                           179,879                                                 6,207,534
 Global Allocation Fund                 248,844                                                               4,932,645
 Growth Fund                            275,682
Investment in Money Market Funds     11,863,044                  11,863,044
Contribution receivable from:
 Consolidated Stores Corporation
 Participants                                          45,457        33,046          25,471        15,276        14,670
Loans receivable                                    4,907,483
Receivable from nonqualified plan                                    31,340          44,361        26,588        23,869
                                                  -----------   -----------     -----------   -----------   -----------
                                                    4,952,940    11,927,430      11,503,884     6,249,398     4,971,184
            LIABILITIES

Payable to Plan participants                                         76,435          48,283        10,191         9,635
                                                  -----------   -----------     -----------   -----------   -----------
                                                                     76,435          48,283        10,191         9,635
                                                  -----------   -----------     -----------   -----------   -----------
                                                  $ 4,952,940   $11,850,995     $11,455,601   $ 6,239,207   $ 4,961,549
                                                  ===========   ===========     ===========   ===========   ===========


                                      For the Year Ended December 31, 1997
                                    ----------------------------------------
                                     Growth Fund      Company         Plan
                                                    Stock Fund        Total
                                    ------------  ------------  ------------
               ASSETS
Investment in Securities:
  Consolidated Stores Corporation
   Common Stock                       $             $42,676,234   $42,676,234
Investment in Mutual Funds:
 Basic Value Fund                                                  11,434,052
 Capital Fund                                                       6,207,534
 Global Allocation Fund                                             4,932,645
 Growth Fund                            7,926,939                   7,926,939
Investment in Money Market Funds                                   11,863,044
Contribution receivable from:
 Consolidated Stores Corporation                      3,421,236     3,421,236
 Participants                              18,134        42,679       194,733
Loans receivable                                                    4,907,483
Receivable from nonqualified plan          28,844       178,907       333,909
                                      -----------   -----------   -----------
                                        7,973,917    46,319,056    93,897,809
            LIABILITIES

Payable to Plan participants               20,915        59,371       224,830
                                      -----------   -----------   -----------
                                           20,915        59,371       224,830
                                      -----------   -----------   -----------
                                      $ 7,953,002   $46,259,685   $93,672,979
                                      ===========   ===========   ===========



                                            CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                                    NOTES TO FINANCIAL STATEMENTS
                                                             (CONTINUED)

 CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

                                                                      December 31, 1998
                                         ---------------------------------------------------------------------------------
                                           Loan and         Retirement     Basic Value       Capital         Global
                                          Short-term       Preservation       Fund            Fund          Allocation
                                        Investment Fund        Trust                                          Fund
                                        ----------------------------------------------------------------------------------
INCREASE IN PLAN ASSETS:

Contributions:
 Participant contributions                $               $  2,911,089    $  1,438,187    $    872,837    $    768,351
 Company contributions

Investment Income:
 Interest                                      510,376
 Dividend                                                    1,191,923       1,244,313         518,256         695,063
Transfer of Plan assets from acquired
  Company                                   26,554,147
                                          ------------    ------------    ------------    ------------    ------------

TOTAL INCREASES                             27,064,523       4,103,012       2,682,500       1,391,093       1,463,414

DECREASES (INCREASES) IN PLAN ASSETS:

Net (appreciation) depreciation in fair                        (15,557)        (49,974)        221,049         766,960
   value of investments
Benefits paid to participants and              749,483       3,071,360       1,437,331         630,328         551,530
   administrative expenses
Interfund transfers - net                   24,292,008     (17,728,031)     (3,315,617)     (2,108,846)     (1,006,410)
                                          ------------    ------------    ------------    ------------    ------------

TOTAL DECREASES (INCREASES)                 25,041,491     (14,672,228)     (1,928,260)     (1,257,469)        312,080
                                          ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN PLAN ASSETS       2,023,032      18,775,240       4,610,760       2,648,562       1,151,334

NET ASSETS - BEGINNING OF YEAR               4,952,940      11,850,995      11,455,601       6,239,207       4,961,549
                                          ------------    ------------    ------------    ------------    ------------

NET ASSETS - END OF YEAR                  $  6,975,972    $ 30,626,235    $ 16,066,361    $  8,887,769    $  6,112,883
                                          ============    ============    ============    ============    ============

                                                       December 31, 1998
                                        -----------------------------------------------
                                            Growth Fund    Company Stock         Plan
                                                               Fund             Total
                                        ------------------------------------------------
 INCREASE IN PLAN ASSETS:

Contributions:
 Participant contributions                 $  1,252,617    $  1,882,302    $  9,125,383
 Company contributions                                        4,941,658       4,941,658

Investment Income:
 Interest                                                                       510,376
 Dividend                                       142,597           1,460       3,793,612
Transfer of Plan assets from acquired
  Company                                                                    26,554,147
                                           ------------    ------------    ------------

TOTAL INCREASES                               1,395,214       6,825,420      44,925,176

DECREASES (INCREASES) IN PLAN ASSETS:

Net (appreciation) depreciation in fair       2,231,664       4,357,711       7,511,853
   value of investments
Benefits paid to participants and               794,873       3,327,914      10,562,819
   administrative expenses
Interfund transfers - net                      (853,517)        720,413
                                           ------------    ------------    ------------

TOTAL DECREASES (INCREASES)                   2,173,020       8,406,038      18,074,672
                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN PLAN ASSETS         (777,806)     (1,580,618)     26,850,504

NET ASSETS - BEGINNING OF YEAR                7,953,002      46,259,685      93,672,979
                                           ------------    ------------    ------------

NET ASSETS - END OF YEAR                   $  7,175,196    $ 44,679,067    $120,523,483
                                           ============    ============    ============




                  CONSOLIDATED STORES CORPORATION SAVINGS PLAN
          ITEM 27(a) -- SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                DECEMBER 31, 1998

                                                                   Purchase Cost                Market Value
                                                            ------------------------- -----------------------------
                                         No. of Shares      Share or        Total       Share or          Total
           Security Description             or Units          Unit                        Unit
------------------------------------     -------------     ---------   -------------- -------------   -------------
COMPANY STOCK FUND
* Consolidated Stores Corporation
     Common Stock                         1,043,631         $27.354     $28,547,777       $37.500      $39,141,595

MUTUAL FUNDS
* Merrill Lynch Basic Value Fund            420,613         $28.653      12,052,029       $38.006       15,985,777

* Merrill Lynch Global Allocation Fund      256,972         $32.982       8,475,523       $34.417        8,844,077

* Merrill Lynch Capital Fund                480,416         $13.263       6,371,606       $12.651        6,077,860

* Merrill Lynch Growth Fund                 323,329         $25.677       8,302,053       $22.025        7,121,289

MONEY MARKET FUNDS
* Merrill  Lynch  Retirement
    Preservation Trust                   30,506,239         $ 1.000      28,740,227       $ 1.000       30,506,239



* Represents a party-in-interest.



                                            CONSOLIDATED STORES CORPORATION SAVINGS PLAN
                                          ITEM 27(d) -- SCHEDULE OF REPORTABLE TRANSACTIONS
                                                    YEAR ENDED DECEMBER 31, 1998

                                                Purchases                                       Sales
                                      ----------------------------- ------------------------------------------------------------
                                         No. of          Amount        No. of                                          Gain
   Security Description               Transactions                  Transactions      Proceeds          Cost           (Loss)
---------------------------------------------------   ------------- -------------  --------------   ------------   -------------

COMPANY STOCK FUND
*  Consolidated  Stores Corporation       161          $9,438,193       256         $7,731,238      $4,546,806      $3,184,432
     Common Stock

MUTUAL FUNDS
*  Merrill Lynch Basic Value Fund         147           5,604,246       102          2,362,517       1,973,846         388,671
*  Merrill Lynch Growth Fund              130           4,222,534       106          2,949,955       3,300,896        (350,941)
*  Merrill Lynch Capital Fund             134           3,645,030        86          1,302,387       1,267,681          34,706

MONEY MARKET FUNDS
*  Merrill    Lynch    Retirement         126          23,276,674       111          5,825,402       5,825,402
     Preservation Trust


* Represents a party-in-interest.

                          INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan (v) Post Effective Amendment No. 2 to Registration Statement No. 333-2545 on Form S-3 pertaining to the issuance of Consolidated Stores Corporation Common Shares (vi) Registration Statement No. 333-32063 on Form S-8 pertaining to Consolidated Stores Corporation 1996 Performance Incentive Plan and (vii) Registration Statement No. 333-41143 on Form S-4 pertaining to the issuance of Consolidated Stores Corporation Common Shares of our report dated May 7, 1999, appearing in this Amendment No. 1 to Annual Report on Form 10-K of Consolidated Stores Corporation for the year ended January 30, 1999.


Deloitte & Touche LLP

Dayton, Ohio
June 23, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.



                           CONSOLIDATED STORES CORPORATION



                           By:     /s/ William G. Kelley
                                   ---------------------------------------------
                                   William G. Kelley, Chairman, Chief Executive
                                   Officer and President



                           By:     /s/ Michael J. Potter
                                   ---------------------------------------------
                                   Michael J. Potter,
                                   Executive Vice President, Chief Financial
                                   Officer and Principal Accounting Officer


                           CONSOLIDATED STORES CORPORATION SAVINGS PLAN



                           By:     /s/ Brad A.Waite
                                   ---------------------------------------------
                                   Brad A. Waite,
                                   Senior Vice President Human Resources


                                   Dated: June 23, 1999