Form 10-Q
period 1999-07-31
CONSOLIDATED STORES CORP /DE/
filed 1999-09-13
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999       Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896





    Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of Common Stock $.01 par value per share, outstanding as of September 2, 1999, was 110,702,523 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets                                   3

  Condensed Consolidated Statements of Income                             4

  Condensed Consolidated Statements of Cash Flows                         5

  Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         7

PART II - OTHER INFORMATION

Items 1 - 6                                                              13

Signature                                                                14

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                             July 31,  January 30,
                                                                 1999         1999
---------------------------------------------------------------------   ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $   83,800   $   75,906
Inventories                                                 1,274,334    1,096,844
Deferred income taxes                                          99,075       98,739
Other current assets                                           95,733       63,686
---------------------------------------------------------------------   ----------

Total current assets                                        1,552,942    1,335,175
---------------------------------------------------------------------   ----------

Property and equipment - net                                  712,879      683,437
Other assets                                                   45,108       23,912
---------------------------------------------------------------------   ----------
                                                           $2,310,929   $2,042,524
=====================================================================   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                           $  386,307   $  337,368
Accrued liabilities and income taxes                           80,382      122,221
Current maturities of long-term obligations                   147,669          352
---------------------------------------------------------------------   ----------
Total current liabilities                                     614,358      459,941
---------------------------------------------------------------------   ----------
Long-term obligations                                         380,838      295,619
Deferred income taxes and other liabilities                   126,472      105,062
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 2,000 shares, $.01 par
  value: none issued
Common stock - authorized 290,000 shares, $.01 par
  value; issued 110,156 and 109,524 shares, respectively        1,102        1,095
Nonvoting common stock - authorized 8,000 shares, $.01
  par value; none issued
Additional paid-in capital                                    401,101      385,612
Retained earnings                                             787,058      795,195
---------------------------------------------------------------------   ----------
Total stockholders' equity                                  1,189,261    1,181,902
---------------------------------------------------------------------   ----------
                                                           $2,310,929   $2,042,524
=====================================================================   ==========


                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT INCOME PER COMMON SHARE DATA)

                                            Thirteen weeks ended      Twenty-six weeks ended
                                           ----------------------   --------------------------
                                            July 31,    August 1,      July 31,      August 1,
                                                1999         1998          1999           1998
----------------------------------------------------    ---------   -----------    -----------
Net sales                                  $ 929,802    $ 823,870   $ 1,853,549    $ 1,647,172

Costs and expenses:
   Cost of sales                             545,153      481,645     1,083,653        964,938
   Selling and administrative expenses       386,308      325,881       772,875        660,476
   Interest expense                            5,641        5,690        10,471          9,764
----------------------------------------------------    ---------   -----------    -----------
                                             937,102      813,216     1,866,999      1,635,178
----------------------------------------------------    ---------   -----------    -----------
Income (loss) before income taxes             (7,300)      10,654       (13,450)        11,994
Income taxes                                  (2,884)       4,148        (5,313)         4,671
----------------------------------------------------    ---------   -----------    -----------
Net income (loss)                          $  (4,416)   $   6,506   $    (8,137)   $     7,323
----------------------------------------------------    ---------   -----------    -----------

Income (loss) per common share             $   (0.04)   $    0.06   $     (0.07)   $      0.07
Income (loss) per common share - diluted   $   (0.04)   $    0.06   $     (0.07)   $      0.06

Average common shares outstanding            110,123      109,355       109,982        108,928
Dilutive effect of stock options                            3,757                        4,029
----------------------------------------------------    ---------   -----------    -----------
Diluted                                      110,123      113,112       109,982        112,957
----------------------------------------------------    ---------   -----------    -----------


The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Twenty-six weeks ended
                                                           ----------------------
                                                            July 31,    August 1,
                                                                1999         1998
--------------------------------------------------------------------    ---------
OPERATING ACTIVITIES:
Net income (loss)                                          $  (8,137)   $   7,323
Adjustments to reconcile net income to net cash  used in
 operating activities:
  Depreciation and amortization                               45,605       45,655
  Deferred income taxes                                          365       17,342
  Other                                                        8,588       17,484
  Change in assets and liabilities                          (202,436)    (323,494)
--------------------------------------------------------------------    ---------
Net cash used in operating activities                       (156,015)    (235,690)
--------------------------------------------------------------------    ---------

INVESTMENT ACTIVITIES:
    Capital expenditures                                     (77,594)     (86,562)
    Other                                                        875           27
--------------------------------------------------------------------    ---------
Net cash used for investment activities                      (76,719)     (86,535)
--------------------------------------------------------------------    ---------

FINANCING ACTIVITIES:
    Proceeds from credit agreements, net                     232,725      298,953
    Payment of other debt, net                                  (189)        (172)
    Proceeds from exercise of stock options                    8,092       18,617
    Increase in deferred credits                                            2,521
--------------------------------------------------------------------    ---------
Net cash provided by financing activities                    240,628      319,919
--------------------------------------------------------------------    ---------
Increase (decrease) in cash and cash equivalents           $   7,894    $  (2,306)
--------------------------------------------------------------------    ---------

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                          $  41,652    $  43,137
Interest paid                                                 10,535       10,757



The accompanying notes are an integral part of these condensed financial statements.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated balance sheet at July 31, 1999, and the condensed consolidated statements of income and statements of cash flows for the thirteen and twenty-six week periods ended July 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1999, and for the thirteen and twenty-six week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 30, 1999. The results of operations for the periods ended July 31, 1999, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - BUSINESS VENTURES
--------------------------

Effective June 25, 1999, BrainPlay.com, Inc., an unaffiliated entity, and the Company, through wholly owned subsidiaries, formed a new limited liability company, KBKids.com LLC to operate an online retail business offering toys, video games, software, videos and other children's products. The Company will contribute $80 million, as scheduled, by November 1, 1999, to the new entity in addition to K-B Toys buying, merchandising and other management expertise. BrainPlay.com, Inc. contributed substantially all of its assets including its Web site, its technology infrastructure and its management team. KBKids.com LLC, is 80% owned by subsidiaries of the Company and 20% by BrainPlay.com, Inc. Results of operations and the effect of this transaction on the Company's financial position and cash flows for the quarter ended July 31, 1999 were immaterial.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

Consolidated Stores Corporation is a leading value retailer specializing in closeout merchandise and toys. The Company is the largest retailer of closeout products and the largest enclosed shopping mall-based toy retailer in the United States. The Company's goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, and toy retailing by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost-containment has made it a low-cost, value retailer well-positioned for future growth.

At July 31, 1999, a total of 2,504 stores in all 50 states and Puerto Rico. Retail operations are conducted primarily under the following names:

                Closeout                               Toy
  ----------------------------------      -----------------------------
               Odd Lots                             K-B Toys
               Big Lots                           K-B Toy Works
          Big Lots Furniture                      K-B Toy Outlet
  Mac Frugal's Bargains - Close-outs               KBKids.com
             Pic `N' Save

Wholesale operations are conducted through Consolidated International and Wisconsin Toy.

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

RESULTS OF OPERATIONS

The following tables reflects the number of stores in operation at the end of each period and compares components of the statement of income as a percent of net sales.

                                               July 31,    August 1,
                                                   1999         1998
                                               --------    ---------
Retail stores in operation at end of period:
   Closeout                                       1,177        1,050
   Toy                                            1,327        1,267
                                               --------    ---------
                                                  2,504        2,317
                                               --------    ---------

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                                      Thirteen weeks ended      Twenty-six weeks ended
                                     July 31,     August 1,     July 31,    August 1,
                                         1999          1998         1999         1998
                                     --------     ---------     --------    ---------
                                                (Percent to total net sales)
Net sales                               100.0%        100.0%       100.0%       100.0%
Gross Profit                             41.4          41.5         41.5         41.4
Selling and administrative expenses      41.5          39.6         41.7         40.1
---------------------------------------------     ---------     --------    ---------
Operating profit (loss)                  (0.1)          1.9         (0.2)         1.3
Interest expense                          0.7           0.7          0.5          0.6
---------------------------------------------     ---------     --------    ---------
Income (loss) before income taxes        (0.8)          1.2         (0.7)         0.7
Income taxes                             (0.3)          0.5         (0.3)         0.3
---------------------------------------------     ---------     --------    ---------
Net income (loss)                        (0.5)%         0.7%        (0.4)%        0.4%
---------------------------------------------     ---------     --------    ---------

SALES. Net sales for the thirteen and twenty-six week periods ended July 31, 1999, increased 12.9% and 12.5%, respectively. These increases reflect the greater number of stores in operation for each period of 1999 in addition to comparable store sales increases of 5.4% for the quarter and 5.5% for the year to date period.

Net sales by operating segment were as follows:


                                           THIRTEEN WEEKS ENDED ($ in thousands)
                               -----------------------------------------------------------
                                      July 31, 1999                  August 1, 1998
                               --------------------------      ---------------------------     Percentage
Operating Segment                   $               %               $               %            Change
-----------------              ----------      ----------      -----------     -----------     -----------
Closeout                         $634,134         68.2%          $551,415         66.9%           15.0%
Toys                              288,164         31.0            263,740         32.0             9.3
Other                               7,504          0.8              8,715          1.1           (13.9)
-----------------------------------------      ----------      ----------      -----------     -----------
                                 $929,802        100.0%          $823,870        100.0%           12.9%
-----------------------------------------      ----------      ----------      -----------     -----------


                                          TWENTY-SIX WEEKS ENDED ($ in thousands)
                               -----------------------------------------------------------
                                      July 31, 1999                  August 1, 1998
                               --------------------------      ---------------------------     Percentage
                                    $               %               $               %            Change
                               ----------      ----------      -----------     -----------     -----------
Closeout                       $1,267,192         68.4%        $1,109,048         67.3%           14.3%
Toys                              567,332         30.6            518,236         31.5             9.5
Other                              19,025          1.0             19,888          1.2            (4.3)
-----------------------------------------      ----------      ----------      -----------     -----------
                               $1,853,549        100.0%        $1,647,172        100.0%           12.5%
-----------------------------------------      ----------      ----------      -----------     -----------


                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Comparable store sales by operating segment were as follows:

                                 Thirteen weeks ended    Twenty-six weeks ended
                                ----------------------   ----------------------
                                July 31,     August 1,   July 31,     August 1,
                                    1999          1998       1999          1998
                                --------     ---------   --------     ---------
           Closeout                 6.8%        (2.5)%       6.7%        (0.1)%
           Toys                     2.4%         0.0 %       3.1%        (1.5)%
           -----------------------------     ---------   --------     ---------
           Total                    5.4%        (1.7)%       5.5%        (0.5)%
           -----------------------------     ---------   --------     ---------

GROSS PROFIT. Gross profit as a percent of net sales was 41.4% for the second quarter of fiscal 1999 compared to 41.5% in the same 1998 period. Gross profit was 41.5% and 41.4% for the first six months of fiscal 1999 and 1998, respectively. The decline in Closeout Stores gross profit percentage is reflective of increased import freight costs over the prior year partially offset by improved markdown performance. The change in Toy Stores gross profit percentage is primarily associated with the mix of sales in lower margin categories.

Components of gross profit as a percent to each operating segments sales were as follows:

                                 Thirteen weeks ended    Twenty-six weeks ended
                                ----------------------   ----------------------
                                July 31,     August 1,   July 31,     August 1,
           Operating Segment        1999          1998       1999          1998
           -------------------  --------     ---------   --------     ---------
           Closeout                42.7%        42.9%       43.1%        43.2%
           Toys                    38.7         39.2        38.5         38.2
           Other                   32.0         23.9        27.1         24.5
           -----------------------------     ---------   --------     ---------
                                   41.4%        41.5%       41.5%        41.4%
           -----------------------------     ---------   --------     ---------

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 41.5% in the second quarter of fiscal 1999 and 41.7% for the year to date period. In the respective periods of fiscal 1998 selling and administrative expenses were 39.6% and 40.1%. Fiscal 1998 selling and administrative expenses were below normal levels reflective of lower costs attributable to the reduced flow of merchandise to Closeout stores during that period.

INTEREST EXPENSE. Interest expense decreased slightly in the second quarter of 1999 and increased $0.7 million, or 7.2%, for the year to date period. The change in interest expense reflects higher average debt levels on borrowings for seasonal operating requirements and capital expenditures offset to some extent by lower effective interest rates.

INCOME TAXES. The effective tax rate of the Company is anticipated to be 39.5% in fiscal 1999 compared to 39.0% in fiscal 1998. This increase is primarily associated with state and local taxes.

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Effective June 25, 1999, BrainPlay.com, Inc., an unaffiliated entity, and the Company, through wholly owned subsidiaries, formed a new limited liability company, KBKids.com LLC to operate an online retail business offering toys, video games, software, videos and other children's products. The Company will contribute $80 million, as scheduled, by November 1, 1999, to the new entity in addition to K-B Toys buying, merchandising and other management expertise. BrainPlay.com, Inc. contributed substantially all of its assets including its Web site, its technology infrastructure and its management team. KBKids.com LLC, is 80% owned by subsidiaries of the Company and 20% by BrainPlay.com, Inc. As of July 31, 1999, the Company contributed $10 million of its commitment. A substantial amount of the Company's $80 million commitment for the KBKids.com LLC Website operation will be expended in the third quarter of 1999 and it is anticipated the KBKids.com LLC operation will record substantial pretax operating losses for the balance of fiscal 1999.

The primary sources of liquidity for the Company have been cash flow from operations and as necessary borrowings under available credit facilities. Working capital at July 31, 1999, was $938.6 million compared to $857.3 million at August 1, 1998. For the twenty-six week periods ended July 31, 1999, and August 1, 1998, net cash used by operations was $156.0 million and $235.7 million and capital expenditures were $77.6 million and $86.6 million, respectively. The reduction of cash used by operations is mainly attributable to the reduction of inventory level increases in the comparative year to date periods and improved accounts payables leverage.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At July 31, 1999, approximately $169.3 million was available for borrowings under the Revolving Credit Facility and $159.7 million of uncommitted credit facilities were available.

The funding commitment and anticipated pretax operating losses of the KBKids.com LLC operation for the balance of fiscal 1999 are not expected to have a significant impact on the Company's ability to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for quarters beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. The Company has a limited exposure to derivative products and is analyzing the implementation requirements of FAS 133. No material impact on reported results is currently anticipated after the adoption of FAS 133.

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

To date, the Company has not established a formal contingency plan for possible "Year 2000" issues. Where needed, the Company will establish contingency plans based on actual testing experience and assessment of outside risks. It is expected that any formal contingency plans will be in place by calendar year end.

The Company has incurred to date approximately $5 million of costs to implement its "Year 2000" compliance program and presently expects to incur not more than $1 million of additional costs in the aggregate. All of the Company's "Year 2000" compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's "Year 2000" compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its mainframe and midrange computer systems and to update systems with respect to both preexisting operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's "Year 2000" budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to SAFE HARBOR STATEMENT UNDER THE PRI-

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

VATE SECURITIES LITIGATION REFORM ACT OF 1995 of this report, which addresses forward-looking statements made by the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000 related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                           PART II - OTHER INFORMATION


            Item 1.   Legal Proceedings. Not applicable.

            Item 2.   Changes in Securities. Not applicable.

            Item 3.   Defaults Upon Senior Securities. Not applicable.

            Item 4.   Submission of Matters to Vote of Security Holders.

                      (a)    The Company's Annual Meeting was held on May 18,
                             1999.

                      (b) The number of shares of voting Common Stock, $.01 par value per share, outstanding as of March 26, 1999, the record date, was 109,901,936.

                      (c) The number of shares of Common Stock of the Company represented in person or by proxy and eligible to vote was 97,880,087.

                      (d) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

                      (e) To transact other business as properly presented before the meeting.

                             The vote on this proposal was:

                               55,854,279        20,531,027        21,757,585
                               ----------        ----------        ----------
                                 (For)            (Against)         (Abstain)


            Item 5.   Other Information.

                      None.

            Item 6.   Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  Exhibit No.         Document
                  -----------  -----------------------
                     27        Financial Data Schedule

            (b)   Reports on Form 8-K.

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONSOLIDATED STORES CORPORATION
                                -------------------------------
                                          (Registrant)



Dated: September 13, 1999      By: /s/ Michael J. Potter
       ------------------         ---------------------------------------------
                                   Michael J. Potter, Executive Vice President,
                                   Chief Financial Officer, and Principal
                                   Accounting Officer