Form 10-Q
period 1999-10-30
CONSOLIDATED STORES CORP /DE/
filed 1999-12-10
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

             Quarterly report filed pursuant to section 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999    Commission file number 1-8897

                         CONSOLIDATED STORES CORPORATION

                             A Delaware Corporation
                               IRS No. 06-1119097
                      1105 North Market Street, Suite 1300
                                 P. O. Box 8985
                           Wilmington, Delaware 19899
                                 (302) 478-4896

















    Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of Common Stock $.01 par value per share, outstanding as of December 6, 1999, was 110,825,407 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.



FORM 10-Q                                                                 Page 1

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Condensed Consolidated Balance Sheets                                    3

   Condensed Consolidated Statements of Income                              4

   Condensed Consolidated Statements of Cash Flows                          5

   Notes to Condensed Consolidated Financial Statements                     6

 Item 2. Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                          7

 Item 3. Quantitative and Qualitative Disclosures About Market Risk        13



 PART II - OTHER INFORMATION

 Items 1 - 6                                                               14

 Signature                                                                 15






FORM 10-Q                                                                 Page 2



                                 CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                         (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 October 30,         January 30,
                                                                       1999               1999
-----------------------------------------------------------------------------        ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $   93,388             $   75,906
Inventories                                                       1,605,891              1,096,844
Deferred income taxes                                               105,024                 98,739
Other current assets                                                110,609                 63,686
-----------------------------------------------------------------------------        -------------
Total current assets                                              1,914,912              1,335,175
-----------------------------------------------------------------------------        -------------

Property and equipment - net                                        721,654                683,437
Other assets                                                         39,193                 23,912
-----------------------------------------------------------------------------        -------------

                                                                 $2,675,759             $2,042,524
=============================================================================        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                 $  599,123             $  337,368
Accrued liabilities and income taxes                                 90,549                122,221
Current maturities of long-term obligations                         156,578                    352
-----------------------------------------------------------------------------        -------------
Total current liabilities                                           846,250                459,941
-----------------------------------------------------------------------------        -------------
Long-term obligations                                               530,905                295,619
Deferred income taxes and other liabilities                         104,429                105,062
Minority interest                                                    14,592
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 2,000 shares, $.01 par value:
  none issued
Common stock - authorized 290,000 shares, $.01 par
  value; issued 110,820 and 109,524 shares, respectively              1,108                  1,095

Nonvoting common stock - authorized 8,000 shares,
  $.01 par value; none issued
Additional paid-in capital                                          406,429                385,612
Retained earnings                                                   772,046                795,195
-----------------------------------------------------------------------------        -------------
Total stockholders' equity                                        1,179,583              1,181,902
-----------------------------------------------------------------------------        -------------
                                                                 $2,675,759             $2,042,524
=============================================================================        =============


The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q                                                                 Page 3



                                 CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (IN THOUSANDS, EXCEPT INCOME PER COMMON SHARE DATA)


                                                                          Thirteen weeks ended           Thirty-nine weeks ended
                                                                     -----------------------------     -----------------------------
                                                                     October 30,       October 31,     October 30,       October 31,
                                                                           1999              1998           1999            1998
--------------------------------------------------------------------------------      -----------      -----------      -----------
Net sales                                                            $   999,632      $   856,433      $ 2,853,181      $ 2,503,605
Cost and expenses:
Cost of sales                                                            584,900          504,110        1,668,553        1,469,048
Selling and administrative expenses                                      436,723          371,007        1,209,598        1,031,483
Interest expense                                                           8,938            8,748           19,409           18,512
--------------------------------------------------------------------------------      ------------     ------------     ------------
                                                                       1,030,561          883,865        2,897,560        2,519,043
--------------------------------------------------------------------------------      ------------     ------------     ------------
Loss before income taxes and minority interest                           (30,929)         (27,432)         (44,379)         (15,438)
Income taxes benefit                                                     (12,217)         (10,700)         (17,530)          (6,029)
--------------------------------------------------------------------------------      ------------     ------------     ------------
Loss before minority interest                                            (18,712)         (16,732)         (26,849)          (9,409)
Minority interest in net loss of consolidated subsidiary                  (3,700)                           (3,700)
--------------------------------------------------------------------------------      ------------     ------------     ------------
Net loss                                                             $   (15,012)     $   (16,732)     $   (23,149)     $    (9,409)
================================================================================      ===========      ===========      ===========

Loss per common share                                                $     (0.14)     $     (0.15)     $     (0.21)     $     (0.09)
Loss per common share - diluted                                      $     (0.14)     $     (0.15)     $     (0.21)     $     (0.09)

Average common shares outstanding                                        110,609          109,473          110,191          109,099
Dilutive effect of stock options
--------------------------------------------------------------------------------      ------------     ------------     ------------
Diluted                                                                  110,609          109,473          110,191          109,099
================================================================================      ============     ============     ============





   The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q                                                                 Page 4



                                 CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                Thirty-nine weeks ended
                                                                          -----------------------------------
                                                                         October 30,              October 31,
                                                                               1999                     1998
-----------------------------------------------------------------------------------               -----------
OPERATING ACTIVITIES:
Net loss                                                                  $ (23,149)              $  (9,409)
Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                            69,998                  67,392
    Deferred income taxes                                                    (6,917)                  9,328
    Other                                                                    15,715                  16,422
    Change in assets and liabilities                                       (325,887)               (480,774)
-----------------------------------------------------------------------------------               ---------
Net cash used in operating activities                                      (270,240)               (397,041)
-----------------------------------------------------------------------------------               ---------

INVESTMENT ACTIVITIES:
    Capital expenditures                                                   (111,532)               (124,692)
    Other                                                                    (2,054)                    719
-----------------------------------------------------------------------------------               ---------
Net cash used for investment activities                                    (113,586)               (123,973)
-----------------------------------------------------------------------------------               ---------

FINANCING ACTIVITIES:
    Proceeds from credit agreements, net                                    391,798                 515,833
    Payment of other debt, net                                                 (286)                   (261)
    Proceeds from exercise of stock options                                   9,796                  30,476
    Increase in deferred credits                                                                      3,427
-----------------------------------------------------------------------------------               ---------
Net cash provided by financing activities                                   401,308                 549,475
-----------------------------------------------------------------------------------               ---------
Increase in cash and cash equivalents                                     $  17,482               $  28,461
===================================================================================               =========

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                         $  42,340               $  45,363
Interest paid                                                                21,403                  20,662



The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q                                                                 Page 5

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet at October 30, 1999, and the condensed consolidated statements of income and statements of cash flows for the thirteen and thirty-nine week periods ended October 30, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at October 30, 1999, and for the thirteen and thirty-nine week periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended January 30, 1999. The results of operations for the periods ended October 30, 1999, may not necessarily be indicative of the operating results for the full year.

NOTE 2 - BUSINESS VENTURES

Effective June 25, 1999, BrainPlay.com, Inc., an unaffiliated entity, and the Company, through wholly owned subsidiaries, formed a new limited liability company, KBkids.com LLC to operate an online retail business offering toys, video games, software, videos and other children's products. The Company will contribute $80 million, as scheduled, by November 1, 1999, to the new entity in addition to KoB Toys buying, merchandising and other management expertise. BrainPlay.com, Inc. contributed substantially all of its assets including its Web site, its technology infrastructure and its management team. KBkids.com LLC, is 80% owned by subsidiaries of the Company and 20% by BrainPlay.com, Inc.






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

Effective June 25, 1999, BrainPlay.com, Inc., an unaffiliated entity, and the Company, through wholly owned subsidiaries, formed a new limited liability company, KBkids.com LLC to operate an online retail business offering toys, video games, software, videos and other children's products. The Company will contribute $80 million, as scheduled, by November 1, 1999, to the new entity in addition to KoB Toys buying, merchandising and other management expertise. BrainPlay.com, Inc. contributed substantially all of its assets including its Web site, its technology infrastructure and its management team. KBkids.com LLC, is 80% owned by subsidiaries of the Company and 20% by BrainPlay.com, Inc. As of October 30, 1999, the Company contributed $70 million of its commitment. It is anticipated the KBkids.com LLC operation will record substantial pretax operating losses for the balance of fiscal 1999.




FORM 10-Q                                                                 Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At October 30, 1999, the Company operated a total of 2,550 stores in all 50 states Puerto Rico and Guam. Retail operations are conducted primarily under the following names:

               Closeout                                    Toy
----------------------------------------  --------------------------------------
               Odd Lots                                  KoB Toys
               Big Lots                               KoB Toy Works
          Big Lots Furniture                          KoB Toy Outlet
  Mac Frugal's Bargains o Close-outs                    KBkids.com
             Pic `N' Save

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

ANALYSIS OF OPERATIONS

Third quarter 1999 net loss was $15.0 million, or $0.14 per share, compared with a net loss of $16.7 million, or $0.15 per share, for the same period of 1998. For the thirty-nine week periods of 1999 and 1998 net losses were $23.1 million, or $0.21 per share, and $9.4 million, or $0.09 per share, respectively. Third quarter and year-to-date 1999 results include a net loss of $14.8 million, or $0.14 per share, related to the operations of KBkids.com LLC. Excluding net losses attributable to KBkids.com LLC third quarter 1999 earnings were break-even and year-to-date net loss was $0.07 per share.

The following tables reflect the number of stores in operation at the end of each period and compares components of the statement of income as a percent of net sales.

                                                           October 30,      October 31,
                                                                  1999             1998
                                                        --------------- ----------------
Retail stores in operation at end of period:
   Closeout                                                       1,207           1,091
   Toy                                                            1,343           1,312
                                                        --------------- ----------------
                                                                  2,550           2,403
                                                        =============== ================



FORM 10-Q                                                                 Page 8

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                                                Thirteen weeks ended         Thirty-nine weeks ended
                                                         ------------------------------   -----------------------------
                                                         October 30,        October 31,    October 30,      October 31,
                                                               1999               1998           1999              1998
                                                         --------------  --------------   ------------    -------------
                                                                          (Percent to total net sales)
Net sales                                                    100.0%             100.0%           100.0%          100.0%
Gross Profit                                                  41.5               41.1             41.5            41.3
Selling and administrative expenses                           43.7               43.3             42.4            41.2
-----------------------------------------------------------------------  -------------    -------------   -------------
                                                              (2.2)              (2.2)            (0.9)            0.1
Interest expense                                               0.9                1.0              0.7             0.7
-----------------------------------------------------------------------  -------------    -------------   -------------
Loss before income taxes and minority interest                (3.1)              (3.2)            (1.6)           (0.6)
Income taxes benefit                                          (1.2)              (1.2)            (0.7)           (0.2)
-----------------------------------------------------------------------  -------------    -------------   -------------
Loss before minority interest                                 (1.9)              (2.0)            (0.9)           (0.4)
Minority interest in net loss of consolidated subsidiary      (0.4)                               (0.1)
-----------------------------------------------------------------------  -------------    -------------   -------------
Net loss                                                      (1.5)%             (2.0)%           (0.8)%          (0.4)%
=======================================================================  =============    =============   =============

SALES. Net sales for the thirteen and thirty-nine week periods ended October 30, 1999, increased 16.7% and 14.0%, respectively. These increases reflect the greater number of stores in operation for each period of 1999 in addition to comparable store sales increases of 9.2% for the quarter and 6.7% for the year to date period.

Net sales by operating segment were as follows:

                                               Thirteen weeks ended ($ in thousands)
                               ----------------------------------------------------------------
                                      October 30, 1999                 October 31, 1998
                               -----------------------------    -------------------------------       Percentage
      Operating Segment              $               %                $               %                 Change
------------------------------ --------------- -------------    --------------- ---------------       ---------
Closeout                           $661,417         66.2%           $557,813          65.1%             18.6%
Toys                                326,102         32.6             287,798          33.6              13.3
Other                                12,113          1.2              10,822           1.3              11.9
-------------------------------------------      -------            --------       -------              ----
                                   $999,632        100.0%           $856,433         100.0%             16.7%
===========================================     =========           ========       ========             =====

                                               Thirty-nine weeks ended ($ in thousands)
                               ----------------------------------------------------------------
                                      October 30, 1999                October 31, 1998
                               -----------------------------    -------------------------------      Percentage
                                     $               %                $               %                Change
                               --------------- -------------    --------------- ---------------      ----------
Closeout                          $1,928,609        67.6%          $1,666,861         66.6%             15.7%
Toys                                 893,434        31.3              806,034         32.2              10.8
Other                                 31,138         1.1               30,710          1.2               1.4
--------------------------------------------     -------           ----------       ------              ----
                                  $2,853,181       100.0%          $2,503,605        100.0%             14.0%
============================================     =======           ==========       ======              ====




FORM 10-Q                                                                 Page 9

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparable store sales by operating segment were as follows:

                                    Thirteen weeks ended           Thirty-nine weeks ended
                               ----------------------------     ----------------------------
                                October 30,     October 31,      October 30,     October 31,
                                     1999            1998             1999            1998
                               ------------    ------------     ------------    ------------
Closeout                            9.8%           (6.2)%            7.7%            (2.4)%
Toys                                8.0            (1.6)             4.8             (1.6)
-------------------------------------------    ------------     ------------    ------------
Total                               9.2%           (4.7)%            6.7%            (2.1)%
===========================================    ============     ============    ============

GROSS PROFIT. Gross profit as a percent of net sales was 41.5% for the third quarter and year-to-date period of fiscal 1999 compared to 41.1% and 41.3% in the same 1998 periods. The improvement in Closeout Stores gross profit percentage is reflective of the improved markdown and shrink performance and a historically low gross profit percentage in the 1998 period. The improvements in gross profit were partially offset by increased import freight costs over the prior year. The change in Toy Stores gross profit percentage is primarily associated with the mix of sales in lower margin categories such as video, as well as, being negatively impacted by KBkids.com LLC.

Components of gross profit as a percent to each operating segments sales were as follows:

                                        Thirteen weeks ended            Thirty-nine weeks ended
                                  --------------------------------  -----------------------------
                                  October 30,         October 31,    October 30,     October 31,
           Operating Segment            1999               1998           1999            1998
------------------------------    ---------------  ---------------  -------------   -------------
Closeout                                42.7%            41.6%            43.0%           42.7%
Toys                                    39.5             40.9             38.8            39.1
Other                                   28.8             25.6             27.7            24.9
-------------------------------------------------  ---------------  -------------   -------------
                                        41.5%            41.1%            41.5%           41.3%
=================================================  ===============  ============    =============

SELLING AND ADMINISTRATIVE EXPENSES. As a percent to net sales, selling and administrative expenses were 43.7% in the third quarter of fiscal 1999 and 42.4% for the year to date period. For 1999 selling and administrative expenses include operations of KBkids.com LLC which increased the percent to sales by 3.1% for the quarter and 1.1% in the year-to-date period. In the respective periods of fiscal 1998 selling and administrative expenses were 43.3% and 41.2%. Fiscal 1998 selling and administrative expenses were below normal levels reflective of lower costs attributable to the reduced flow of merchandise to Closeout stores during that period.

INTEREST EXPENSE. Interest expense increased slightly in the third quarter and year-to-date periods of 1999 reflective of higher average debt levels on borrowings for seasonal operating requirements and capital expenditures offset to some extent by lower effective interest rates.

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


FORM 10-Q                                                                Page 10

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and as necessary borrowings under available credit facilities. Working capital at October 30, 1999, was $1,068.7 million compared to $1,084.1 million at October 31, 1998. For the thirty-nine week periods ended October 30, 1999, and October 31, 1998, net cash used by operations was $270.2 million and $397.0 million and capital expenditures were $111.5 million and $124.7 million, respectively.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At October 30, 1999, approximately $133.9 million was available for borrowings under the Revolving Credit Facility and $107.3 million of uncommitted credit facilities were available.

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



FORM 10-Q                                                                Page 11

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

The Company believes its IT systems are "Year 2000" compliant. However, all situations cannot be anticipated and, there can be no assurance of timely compliance by third parties, such as utility companies, government agencies or merchandise suppliers, which may have an adverse effect on the Company. The Company operates a large number of geographically dispersed stores and procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States. The Company is not dependent on any one vendor for more than 4% of its merchandise purchases. The established relationships with key vendors are a valued asset, however, substitute products for most of the goods available for sale in the closeout stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own "Year 2000" issues, it is anticipated others would be capable to deliver similar goods. Approximately 20% of the Company's merchandise is imported, and any significant disruptions in the global transportation industry, including a delay in the processing of merchandise through customs, could cause a material adverse impact on the Company's operations.

Despite the significant efforts to address "Year 2000" concerns, the Company could potentially experience disruptions to some of its operations, including, but not limited to, loss of communications links with certain store locations, delays in receipt of inventory, loss of electric power, inability to process transactions, send purchase orders or engage in similar normal business activities resulting from non compliant systems used by third party business and governmental entities. Although minimal business disruption is anticipated the Company has established contingency plans to ensure that the core business operations are able to continue in the event of a "Year 2000" issue. These plans are based on existing emergency response plans, business continuity plans and the results of the "Year 2000" project. The operating segments have considered various contingencies, such as operational alternatives, alternative merchandise vendors and alternative service providers. Additionally, several areas within the Company have adopted mandatory attendance policies for certain managers, staff and consultants for the days surrounding the millennium change in order to assure adequate and appropriate managerial and other response to address any "Year 2000" related problem that may arise and, if necessary, may be handled by manual intervention.

The Company has incurred to date approximately $5 million of costs to implement its "Year 2000" compliance program and presently expects to incur not more than $.5 million of additional costs in the aggregate. All of the Company's "Year 2000" compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's "Year 2000" compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its mainframe and midrange computer systems and to update systems with respect to both preexisting operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's "Year 2000" budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 of this report, which addresses forward-looking statements made by the Company.



FORM 10-Q                                                                Page 12

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes various credit facilities to fund seasonal working capital requirements which are comprised primarily of variable rate debt. As of October 30, 1999, the Company had outstanding variable rate borrowings of $576.2 million at a weighted average interest rate of 5.65%.





FORM 10-Q                                                                Page 13

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


          Item 5.   Other Information. None.

          Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                Exhibit No.      Document
                -----------      --------

                    27 Financial Data Schedule (only submitted to SEC in electronic format)

          (b)   Reports on Form 8-K. None.





FORM 10-Q                                                                Page 14

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CONSOLIDATED STORES CORPORATION
                                                        (Registrant)
                                                        ------------



    Dated:    December 10, 1999          By:  /s/ Michael J. Potter
              -----------------               ----------------------------------
                                               Michael J. Potter,
                                               Executive Vice  President,
                                               Chief Financial Officer, and
                                                Principal Accounting Officer




FORM 10-Q                                                                Page 15