Form 10-K
period 2000-01-29
CONSOLIDATED STORES CORP /DE/
filed 2000-04-28
CIK 768835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2000

Commission file number 1-8897

CONSOLIDATED STORES CORPORATION

A Delaware Corporation
IRS No. 06-1119097
1105 North Market Street, Suite 1300
P.O. Box 8985
Wilmington, Delaware 19899
(302) 478-4896

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

Common Stock $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $1,282,004,683 on April 20, 2000. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 5,624,044 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of April 20, 2000, was 111,356,389 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement are incorporated by reference into Part III.

FORM 10-K

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

		Page

PART I

Item 1.	Business	3

Item 2.	Properties	9

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to Vote of Security Holders	12

PART II

Item 5.	Market for the Registrant’s Common Equity and

	Related Stockholder Matters	14

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial

	Condition and Results of Operations	17

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on

	Accounting and Financial Disclosures	46

PART III

Item 10.	Directors and Executive Officers of the Registrant	46

Item 11.	Executive Compensation	46

Item 12.	Security Ownership of Certain Beneficial Owners and

	Management	46

Item 13.	Certain Relationships and Related Transactions	46

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports

	on Form 8-K	46

FORM 10-K	Page 2

PART I

Item 1 Business

THE COMPANY

Consolidated Stores Corporation was incorporated in Delaware in 1983. Its principal executive offices are located at 300 Phillipi Road, P.O. Box 28512, Columbus, Ohio 43228-0512, and its telephone number is (614) 278-6800. All references herein to the “Company” are to Consolidated Stores Corporation and its subsidiaries.

The Company is a leading value retailer specializing in closeout merchandise and toys. At January 29, 2000, the Company operated a total of 2,550 stores in all 50 states, Puerto Rico and Guam and conducted online sales of children’s products. Retail operations are conducted primarily under the following names: Odd Lots, Big Lots, Big Lots Furniture, Mac Frugal’s Bargains •Close-outs, and Pic ‘N’ Save (collectively “Closeout Stores”) and K•B Toys, K•B Toy Works, and K•B Toy Outlet (collectively “Toy Stores”) and KBkids.com.

The Company’s goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, toy retailing and children’s products by expanding its market presence in both existing and new markets.

On June 25, 1999, KB Online Holding LLC (“KB Online”), a wholly-owned subsidiary of the Company and BrainPlay.com, Inc. (“BrainPlay.com”) formed KBkids.com LLC (“KBkids.com”) as a joint venture in order to accelerate KB Toys entrance into the online market and to expand the business of BrainPlay.com. KBkids.com is the successor to the business of BrainPlay.com, an online specialty toy retailer that was founded in August 1995. Substantially all of the assets and liabilities of BrainPlay.com were contributed to KBkids along with cash of $80 million and intangibles valued at $4 million from the Company in connection with the formation of the joint venture.

The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost-containment has made it a low-cost, value retailer well-positioned for future growth.

BUSINESS GROUPS

The Company’s principal businesses range across three retail industry groups; closeouts, toys and an online children’s products retail business. Sales and cost of sales during the last six years for each of the Company’s business groups appear in Item 6 “Selected Financial Data” included herein. The percent of net sales to total net sales by business group and gross profit as a percent to net sales by business group for each of the past three fiscal years is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” also included herein.

Financial information by business group, containing information on revenues, operating profit, depreciation and amortization, and capital expenditures for each of the last three fiscal years and identifiable assets for each of the last two fiscal years, appears in the “Notes to Consolidated Financial Statements — Business Group Information” included herein.

FORM 10-K	Page 3

RETAIL OPERATIONS

Closeout Stores. Closeout retailers provide a valuable service to manufacturers by purchasing excess product that generally result from production overruns, package changes, discontinued products and returns. Closeout retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of these lower costs of goods sold, closeout retailers can offer merchandise at prices significantly lower than those offered by traditional retailers.

Recent trends in the retail industry are favorable to closeout retailers. These trends include retailer consolidations and just-in-time inventory processes, which have resulted in a shift of inventory risk from retailers to manufacturers. In addition, in order to maintain their market share in an increasingly competitive environment, manufacturers are introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make closeout retailers an integral part of manufacturers’ overall distribution process. As a result, manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as the Company, that can purchase larger quantities of merchandise and can control the distribution and advertising of specific products.

The Closeout Stores operation is best known for its wide assortment of closeout merchandise and is the largest of its kind, operating 1,230 retail stores in 43 states. A large number of Closeout Stores operate profitably in relative close proximity. For example, 499 of the total 1,230 Closeout Stores operate in four states; California, Ohio, Texas and Florida. Management believes that there are substantial opportunities to increase store counts in existing markets as well as expanding in new markets.

Certain core categories of merchandise are carried on a continual basis, although the specific name-brands offered may change frequently. The Closeout Stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition the stores feature seasonal items for every major holiday. To provide additional value to its customers Closeout Stores also offer private-label merchandise in selected product categories. Because of their low operating costs, the Closeout Stores are generally profitable within their first full year of operation.

Toy Stores. The Company has been in the toy retailing business since its inception and has significantly expanded its presence in the retail toy trade. The Toy Stores operation is America’s largest small-box toy retailer and second largest toy store chain. Excitement for name-brands, attention to value and convenience are the focus in 1,320 stores in all 50 states, Puerto Rico and Guam. The Toy Stores offer a broad variety of closeout toys, as well as currently promoted retail toys (known as “in-line toys”) and traditional toy merchandise. While in-line toys make up the largest portion of the assortment, closeouts represent approximately 22 percent and video hardware and software accounts for about 21 percent. Exclusives, collectibles and K•B’s own creations round out the merchandise mix.

Toy Stores operate under four different small-box store formats. Toy Stores have a large presence in enclosed shopping malls with 943 Toy Stores where they are usually the exclusive toy store. The balance of the Toy Stores are generally a smaller strip shopping center store or outlet mall store striving to appeal to customers seeking value and the convenience not offered by toy superstores. Enclosed mall and strip shopping center Toy Stores carry a combination of in-line toys and close-out merchandise. Toy Stores located in outlet malls carry primarily closeout toys. The Company also operates temporary stores during the holiday selling season which are open for approximately six to eight weeks and carry primarily closeout merchandise. These temporary stores provide increased sales and profits during the peak holiday selling season by utilizing vacant store space obtained on favorable terms.

FORM 10-K	Page 4

KBkids.com. KBkids.com is one of the fastest growing online retailers with an exclusive focus on children’s products. The Internet has emerged as one of the fastest-growing communications, information and commerce mediums in history. Businesses’ and consumers’ rapid acceptance of the Internet as a communications, information and commerce platform has created the foundation for significant growth in business-to-consumer electronic commerce. KBkids.com integrates commerce, content and community and provides consumers with a more complete online children’s products destination.

Under various agreements the Company provides KBkids.com a number of services, including certain executive, human resources, legal, finance, treasury, tax, purchasing and merchandising services.

PURCHASING

An integral part of the Company’s business is the sourcing and purchasing of quality name-brand merchandise directly from manufacturers and other vendors at prices substantially below those paid by conventional retailers. The Company has built strong relationships with many name-brand manufacturers and has capitalized on its purchasing power in the closeout and toy marketplace in order to source merchandise that provides exceptional value to customers. The Company has the ability to source and purchase all of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. Also, the success of the Company’s toy and children’s products business depends in part upon its ability to purchase in-line toys and related merchandise at competitive prices and on competitive terms. The Company supplements its traditional name-brand closeout purchases with a limited amount of program buys and private-label merchandise. The Company expects its purchasing power will continue to enhance its ability to source high quality closeout merchandise and closeout and in-line toys for all of its stores at competitive prices.

The Company has seasoned buying teams with extensive purchasing experience, which has enabled the Company to develop successful long-term relationships with many of the largest and most recognized consumer-product and toy manufacturers in the United States. As a result of these relationships and the Company’s experience and reputation in the closeout industry, many manufacturers offer purchase opportunities to the Company prior to attempting to dispose of their merchandise through other channels.

The Company’s merchandise is purchased from foreign and domestic suppliers which provide the Company with multiple sources for each product category. In fiscal 1999, the Company’s top ten vendors accounted for approximately 26.6% of total purchases with no one vendor accounting for more than 8.5%.

The Company purchases approximately 20% to 25% of its products directly from overseas suppliers, and a material amount of its domestically purchased merchandise is also manufactured abroad. As a result, a significant portion of the Company’s merchandise supply is subject to certain risks including increased import duties and more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from China or the Company’s other foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company’s results of operations and financial condition.

FORM 10-K	Page 5

COMPETITIVE CONDITIONS

All aspects of the retailing industry are highly competitive. The Company’s Closeout Stores compete with discount stores (such as Wal-Mart®, KMart® and Target®), deep discount drugstore chains and other value-oriented specialty retailers. The Company’s Toy Stores and KBkids.com competition includes: traditional store-based toy and children’s product retailers, major discount retailers, traditional software and video game retailers, online efforts of the traditional store-based retailers, other online retailers that sell children’s products, physical and online stores of entertainment entities that sell and license children’s products, catalog retailers of children’s products, vendors of children’s products that currently sell or may in the future sell some or all of their products directly online, Internet portals and online service providers that feature shopping services that include children’s products and various smaller online retailers of children’s specialty products. Additionally, the online commerce market presents new, rapidly evolving competitive challenges of its own. Certain of the Company’s competitors have greater financial, distribution, marketing and other resources than the Company.

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

The seasonality of the Company’s businesses also influences the Company’s demand for seasonal borrowings. The Company traditionally has drawn upon its seasonal credit lines in the first three fiscal quarters and has substantially repaid the borrowings during the fourth fiscal quarter.

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

Trademarks. The Company utilizes trademarks, service marks and tradedress (“intellectual property”) in its retail operations. The intellectual property is generally owned by intellectual property protection subsidiaries. The Company considers its intellectual property to be among its most valuable assets and where applicable, has registered,

FORM 10-K	Page 6

or has applications pending, with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

Closeout Stores. The Company’s marketing program for its Closeout Stores is designed to create an awareness of the broad range of quality, name-brand merchandise available at low prices providing customers an extreme value. The Closeout Stores utilize a combination of printed advertising circulars in all markets and television advertising in select markets. The Company currently distributes approximately 42 million two or four page circulars 25 weeks out of the year in all markets. Additionally, for 11 weeks of the year approximately 28 million two or four page circulars are distributed predominantly in eastern markets. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created in-house and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 35 to 42 products that vary each week. The Closeout Stores run television promotions in certain markets based upon factors unique to each market, including the number of stores, cost of local media and results of preliminary testing. The Closeout Stores run multiple 30 second television spots per week, each of which feature 2 to 4 highly recognizable, name-brand products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as humorous in-store signage to emphasize the significant values offered to the customer. The Closeout Stores continue to refine the use of television advertising to increase awareness of the stores, build a brand image, and to attract new and repeat customers.

Historically, the Closeout Stores total advertising expense as a percent of total net sales has been approximately 2.5% to 3.0%.

Toy Stores. The Toy Stores utilize a combination of a holiday promotion catalog as well as periodic in-store sales and store signs to promote their products. Advertising costs were 1.5% of total net sales in 1999. Enclosed shopping mall Toy Stores receive the benefit of large amounts of customer traffic. Similarly, Toy Stores located in strip centers and outlet malls have relied primarily on existing customer traffic and in-store signs to promote their merchandise.

KBkids.com. The primary elements of advertising mix include network and cable television, print, and broad reach online services. The marketing objective is designed to increase traffic to the online store, continue to build brand recognition, acquire new customers and build customer loyalty. Marketing expenditures are scheduled to capitalize on and respond to seasonal demand such as the holiday season. Certain marketing expenditures are discontinued or significantly curtailed during the post-holiday period when they are not cost effective. For the period June 25, 1999 to December 31, 1999, sales and marketing expenses were $58.7 million for KBkids.com.

KBkids.com has secured agreements with leading shopping portals, with positions in children’s products shopping areas. For example, under an agreement with AOL, KBkids.com is a “shopping anchor” in AOL’s children’s products shopping areas for kids, toys and babies. KBkids.com also has agreements with other shopping portals for prominent positioning in their online shopping areas. In addition to the large portal advertising arrangements, online advertising consists of banner advertising focused on web page results from searches or links related to children.

KBkids.com also leverages its relationship with KB Toys in integrated store promotions and circulars. The KB Toys circulars highlight products that are available at the online store and provide item numbers for these products to make purchasing easier on the web site. Signage and other promotional materials in the KB Toys stores include

FORM 10-K	Page 7

the online store’s web address and AOL keyword appearing on KB Toys salespeople’s uniforms, purchase receipts, shopping bags and posters.

KBkids.com has an affiliate program under which other web sites can post the KBkids logo and link to the online store. Affiliates are compensated through a predetermined fee structure.

Kbkids.com has sponsored multiple events to build credibility with, and recognition by, parents, including title sponsorship of a nationally televised sporting event and sponsorship of the daily children’s television show, Teletubbies. Promotions include holiday discounts and coupons, giveaways of popular products, and sweepstakes to win trips and other items such as movie tickets.

KBkids.com also has a customer loyalty program offering customers frequent flyer miles on ten major airlines and other premium goods and services for every dollar spent at the online store.

WAREHOUSING and DISTRIBUTION

Closeout Stores and Toy Stores. An important aspect of the Company’s closeout and toy purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company positions its distribution network to enable quick turn of time sensitive product as well as providing longer term warehousing capabilities for off-season buys. Substantially all merchandise sold by the Closeout Stores and Toy Stores is received and processed for retail sale, as necessary, and distributed to the retail location from Company operated warehouse and distribution centers. Data pertaining to warehouse and distribution centers is herein under Item 2 Properties, Warehouse and Distribution.

KBkids.com. Fulfillment services, receiving, warehousing and shipping services for KBkids.com are outsourced under a direct marketing services agreement with Keystone Internet Services, Inc. (“Keystone”) a wholly-owned subsidiary of Hanover Direct. The agreement terminates on July 1, 2001 but may be renewed for two-year terms upon agreement of both parties at least 120 days before the end of the then current term. KBkids.com works in tandem with Keystone to manage and monitor order accuracy, fulfillment rate, shipment speed and overall delivery reliability and timeliness. Under the agreement, Keystone receives merchandise from suppliers, stores the merchandise in its warehouse and packs and ships the merchandise to our customers. In addition, Keystone receives, processes and refurbishes returns of our merchandise, and destocks and returns to our suppliers any rejected or overstock merchandise. The agreement also describes service standards that Keystone has agreed to follow in performing its services.

These inventory and fulfillment systems are fully integrated into the online store so that if an item is out of stock it cannot be added to a customer’s cart.

Customers are offered a selection of three levels of shipping service: next day delivery, second day delivery and ground delivery. UPS provides next day and second day delivery services while the United States Postal Service Priority Mail provides the ground delivery services.

FORM 10-K	Page 8

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

ASSOCIATES

At January 29, 2000, the Company had 65,000 active associates comprised of 20,800 full-time and 44,200 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of approximately 83,500. Approximately two-thirds of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

Item 2 Properties

RETAIL OPERATIONS

Closeout Stores are located predominantly in strip shopping centers throughout the southwestern, midwestern, southern and mid-Atlantic regions of the United States. Individual stores range in size from 3,925 to 49,385 selling square feet and average approximately 18,934 selling square feet. In selecting suitable new store locations, the Company generally seeks retail space between 22,000 to 30,000 square feet in size. The average cost to open a new store in a leased facility is approximately $650,000, including inventory.

The Company's 1,320 Toy Stores are located in enclosed shopping malls, outlet malls and strip shopping centers across the United States, Puerto Rico and Guam. Enclosed shopping mall-based stores range in size from 830 to 8,085 selling square feet and average approximately 3,315 selling square feet. Outlet mall stores range in size from 3,261 to 6,351 selling square feet and average approximately 4,460 selling square feet. Strip shopping center stores range in size from 1,610 to 15,300 selling square feet and average approximately 7,706 selling square feet. The Company believes the average optimum size of a strip shopping center store is approximately 6,000 to 8,000 square feet. The approximate average cost, including inventory, to open a new outlet mall Toy Store or strip shopping center Toy Store is $245,000 and $380,000, respectively, and $400,000 to open a mall store. In addition, 115 temporary Toy Stores under the name K•B Toy Express were operated principally in enclosed shopping malls during the 1999 fall and winter holiday season. The average size of the temporary stores was approximately 4,279 square feet.

With the exception of 55 owned Closeout Store sites, all stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance and common area maintenance. All Toy Store leases generally include advertising charges. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease for the Company's Closeout Stores is for an initial term of five years with multiple, three to five year renewal options, while the typical lease for the Toy Stores is for an initial term of ten years with various renewal options. The following tables set forth store lease expi-

FORM 10-K	Page 9

rations, exclusive of month to month leases, and state location information for existing store leases at January 29, 2000.

	Number of Stores Open

	Closeout	Toy	Total		Closeout	Toy	Total

Alabama	31	18	49	Montana		3	3

Alaska		4	4	Nebraska	4	7	11

Arizona	21	21	42	Nevada	9	7	16

Arkansas	6	7	13	New Hampshire	3	12	15

California	180	148	328	New Jersey	4	49	53

Colorado	14	17	31	New Mexico	8	8	16

Connecticut	3	31	34	New York	31	98	129

Delaware	1	5	6	North Carolina	45	36	81

Florida	92	62	154	North Dakota		4	4

Georgia	58	31	89	Ohio	130	56	186

Guam		1	1	Oklahoma	16	12	28

Hawaii		8	8	Oregon	3	13	16

Idaho	3	8	11	Pennsylvania	40	68	108

Illinois	37	45	82	Puerto Rico		24	24

Indiana	52	33	85	Rhode Island	1	10	11

Iowa	4	11	15	South Carolina	23	15	38

Kansas	10	12	22	South Dakota		2	2

Kentucky	42	19	61	Tennessee	47	28	75

Louisiana	22	18	40	Texas	97	70	167

Maine	1	7	8	Utah	9	9	18

Maryland	7	34	41	Vermont		3	3

Massachusetts	7	51	58	Virginia	40	43	83

Michigan	43	48	91	Washington	14	27	41

Minnesota		11	11	West Virginia	25	9	34

Mississippi	11	9	20	Wisconsin	13	21	34

Missouri	22	24	46	Wyoming	1	3	4

	Closeout	Toy	Total

Total Stores	1,230	1,320	2,550

Number of states, Puerto Rico and Guam	43	52	52

FORM 10-K	Page 10

	Number of Leases Expiring

Fiscal Year	Closeout	Toy	Total

2000	35	224	259

2001	326	188	514

2002	173	181	354

2003	201	125	326

2004	76	53	129

2005 and beyond	360	428	788

	1,171	1,199	2,370

WAREHOUSE and DISTRIBUTION

At January 29, 2000 the Company operated warehouse and distribution locations throughout the United States totaling 10,322,000 square feet. The Company’s primary warehouse and distribution centers are owned and are located in Ohio, Alabama and California. The facilities utilize advanced warehouse management technology which enable high accuracy and efficient product processing from vendors to the retail stores. The approximate combined weekly output of Closeout Stores and Toy Stores facilities is 1,828,000 and 562,500 cartons per week, respectively.

Statistics, including 1,493,000 square feet of construction-in-progress, for warehouse and distribution centers is presented below:

			Square Footage (In thousands)

	Number		Closeout		Toy		Total

State	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased

Alabama	2		1,074		828		1,902

Arizona	1				614		614

California	1	1	1,397	225			1,397	225

Kentucky		1				300		300

Massachusetts	1				249		249

New Jersey	1				350		350

Ohio	1	5	3,524	1,870			3,524	1,870

Pennsylvania	1	1	1,239			145	1,239	145

	8	8	7,234	2,095	2,041	445	9,275	2,540

Total owned and leased		16		9,329		2,486		11,815

As necessary, the Company leases additional temporary warehouse space to support its warehousing requirements throughout the year.

FORM 10-K	Page 11

Item 3 Legal Proceedings

The Company is party to various legal proceedings arising from its ordinary course of operations and believes that the outcome of these proceedings, individually and in the aggregate, will be immaterial.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

OFFICERS OF THE COMPANY

Name	Age	Offices Held	Officer Since

William G. Kelley	54	Chairman of the Board, Chief Executive Officer	1990

		and President

Michael L. Glazer	51	Chief Executive Officer and President — K•B	1995

		Toy Division

Albert J. Bell	40	Executive Vice President, Legal, Real Estate,	1988

		Secretary and General Counsel

Michael J. Potter	38	Executive Vice President and Chief Financial	1991

		Officer

Kent Larsson	56	Executive Vice President, Merchandising and	1998

		Sales Promotion — Closeout Division

Donald A. Mierzwa	49	Executive Vice President, Store Operations -	1998

		Closeout Division

Salvatore Vasta	50	Executive Vice President, Merchandising and	1999

		Operations — K•B Toy Division

Brad A. Waite	42	Sr. Vice President, Human Resources	1998

James A. McGrady	49	Vice President and Treasurer	1991

Mark D. Shapiro	40	Vice President and Controller	1994

William G. Kelley is a Director of the Company and has served in his present capacity as Chairman of the Board and Chief Executive Officer since 1990.

Michael L. Glazer has served on the Company’s Board of Directors since 1991 and previous to his appointment as Chief Executive Officer and President — K•B Toy Division in 1998 he held positions as President of the Company, Executive Vice President and President of The Bombay Company, a home furnishings retailer. Mr. Glazer is also a director of Brookstone, Inc. and Berkshire Life Insurance Company.

Albert J. Bell has served as the Company’s general counsel for over five years and has been employed by the Company since 1987.

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

FORM 10-K	Page 12

Donald A. Mierzwa has been with the Company since 1989 and during his tenure has held senior management positions in operations and stores operations for the Closeout Division.

Salvatore Vasta has been with K•B Toys since 1991 and during his tenure has held senior management positions in merchandising and operations for the Toy Division.

Brad A. Waite joined the Company in 1988 and has held various Human Resource management and senior management positions since that time.

James A. McGrady has served as the Company’s Treasurer for over five years and has been with the Company since 1986.

Mark D. Shapiro has been with the Company since 1992 and prior to his appointment as Vice President and Controller served as Assistant Controller.

FORM 10-K	Page 13

PART II

Item 5 Market for the Registrant’s Common Equity and Related Stockholder
Matters

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “CNS.” The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated.

	1999		1998

	High	Low	High	Low

First Quarter	$35 1/4	$17	$46 1/8	$36 5/8

Second Quarter	38 1/8	15 1/8	42 1/2	31 5/16

Third Quarter	23	15 3/8	39	15 1/2

Fourth Quarter	21 7/8	13 11/16	23 5/8	16 5/8

As of March 24, 2000, there were 1,405 registered holders of record of the Company’s common stock.

The Company has followed a policy of reinvesting earnings in the business and consequently has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in consideration of business conditions then existing, including the Company’s earnings, financial requirements and condition, opportunities for reinvesting earnings, and other factors.

FORM 10-K	Page 14

Item 6 Selected Financial Data

The statement of income data and the balance sheet data has been derived from the Company’s consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	Fiscal Year Ended

	Jan. 29,	Jan. 30,	Jan. 31,	Feb. 1,	Feb. 3,	Jan. 28,
	2000	1999	1998	1997	1996*	1995

		($ In thousands except income per share)

Net sales:

Closeout Stores	$2,892,327	$2,510,420	$2,452,474	$2,204,521	$1,991,609	$1,794,170

Toy Stores	1,740,372	1,643,044	1,562,463	1,178,224	76,689	45,937

KBkids.com	26,155

Total Retail	4,658,854	4,153,464	4,014,937	3,382,745	2,068,298	1,840,107

Other	41,363	40,248	40,365	37,419	42,652	27,030

	4,700,217	4,193,712	4,055,302	3,420,164	2,110,950	1,867,137

Cost of sales:

Closeout Stores	1,638,643	1,444,534	1,471,423	1,264,780	1,153,315	996,871

Toy Stores	1,072,065	1,016,586	933,222	687,413	40,598	22,467

KBkids.com	22,818

Total Retail	2,733,526	2,461,120	2,404,645	1,952,193	1,193,913	1,019,338

Other	29,980	30,233	30,788	28,610	32,281	20,163

	2,763,506	2,491,353	2,435,433	1,980,803	1,226,194	1,039,501

Gross profit	1,936,711	1,702,359	1,619,869	1,439,361	884,756	827,636

Selling and administrative expenses	1,766,293	1,498,696	1,386,989	1,166,918	731,931	654,979

Merger and other related costs			45,000

Operating profit	170,418	203,663	187,880	272,443	152,825	172,657

Interest expense	25,302	24,300	25,691	22,991	17,992	12,019

Income from continuing operations before minority interest, income taxes, extraordinary charge and cumulative effect of accounting change	145,116	179,363	162,189	249,452	134,833	160,638

Income taxes	57,321	69,945	76,254	92,992	50,141	63,934

Income from continuing operations before minority interest, extraordinary charge and cumulative effect of accounting change	87,795	109,418	85,935	156,460	84,692	96,704

Minority interest	8,315

Income from continuing operations before extraordinary charge and cumulative effect of accounting change	96,110	109,418	85,935	156,460	84,692	96,704

(Loss) from discontinued operations				(27,538)	(5,727)	(2,600)

Extraordinary charge				(1,856)

Cumulative effect of accounting change		(12,649)

Net income	$96,110	$96,769	$85,935	$127,066	$78,965	$94,104

FORM 10-K	Page 15

	Fiscal Year Ended

	Jan. 29,	Jan. 30,	Jan. 31,	Feb. 1,	Feb. 3,	Jan. 28,
	2000	1999	1998	1997	1996*	1995

		($ In thousands except income per share)

Income (loss) per share:

Continuing operations	$0.87	$1.00	$0.80	$1.49	$0.86	$0.98

Discontinued operations				(0.26)	(0.06)	(0.03)

Extraordinary charge				(0.02)

Cumulative effect of accounting change		(0.11)

	$0.87	$0.89	$0.80	$1.21	$0.80	$0.95

Income (loss) per share — diluted:

Continuing operations	$0.85	$0.97	$0.77	$1.44	$0.84	$0.95

Discontinued operations				(0.25)	(0.06)	(0.03)

Extraordinary charge				(0.02)

Cumulative effect of accounting change		(0.11)

	$0.85	$0.86	$0.77	$1.17	$0.78	$0.92

Average common shares outstanding (In thousands):

Basic	110,360	109,199	107,621	104,642	98,185	99,352

Diluted	112,952	112,800	112,063	108,402	100,645	101,772
* Fiscal 1995 is comprised of 53 weeks.

Balance Sheet Data:

Working capital	$708,938	$875,234	$582,206	$563,543	$398,377	$254,613

Total assets	2,186,783	2,042,524	1,746,381	1,715,499	1,058,887	937,996

Long-term obligations	60,546	295,619	115,281	155,049	121,435	44,491

Stockholders’ equity	1,300,062	1,181,902	1,034,542	934,114	619,963	532,115

Store Operating Data:

Year end gross square footage (000’s):

Closeout Stores	31,540	29,015	26,623	24,253	22,081	19,982

Toy Stores	6,189	6,170	5,781	5,267	552	401

	37,729	35,185	32,404	29,520	22,633	20,383

New stores opened:

Closeout Stores	124	137	118	95	102	122

Toy Stores (1)	44	105	115	1,095	30	82

	168	242	233	1,190	132	204

Stores closed:

Closeout Stores	22	34	26	14	16	25

Toy Stores	46	32	50	22	1

	68	66	76	36	17	25

Stores open at end of year:

Closeout Stores	1,230	1,128	1,025	933	852	766

Toy Stores	1,320	1,322	1,249	1,184	111	82

	2,550	2,450	2,274	2,117	963	848

(1)	Includes 1,042 K•B Toy stores acquired May 5, 1996.

*	Fiscal 1995 is comprised of 53 weeks.

FORM 10-K	Page 16

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR” PROVISIONS OF THE

SECURITIES LITIGATION REFORM ACT OF 1995

All forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this annual report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements and, among other things, are based on the Company’s current best estimates that may be proven incorrect as additional information becomes available. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. Additionally, the following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this annual report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise, and ability to hire and train associates.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report, as well as, the Company’s periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

New Business

On June 25, 1999, a wholly-owned subsidiary of the Company and BrainPlay.com, Inc., an unaffiliated entity, entered into a Contribution Agreement to form KBkids.com LLC as a joint venture. KBkids.com LLC operates an online retail business offering toys, video games, software, videos and other children’s products. Under the Contribution Agreement, the Company received 80% of the membership units in KBkids.com LLC in exchange for contributing cash of $80,000,000 and intangibles valued at $4,000,000. BrainPlay.com received the remaining 20% of the membership units in exchange for contributing substantially all of its assets and liabilities including its Web site, technology infrastructure and management team.

Terms of the Contribution Agreement provide, among other matters, that the Company or its affiliates can not sell toy products on the Internet until December 31, 2001, or one year after the completion of a capital markets transaction, whichever comes first.

FORM 10-K	Page 17

In addition, as long as the Company owns a majority of the membership interests of KBkids.com LLC, or common stock of KBkids.com Inc. representing at least 10% of the outstanding voting power, neither the Company nor its affiliates can sell any toy products on the Internet unless they are “closeouts.”

Under various operating, service and supply agreements, the Company provides KBkids.com LLC a number of services including certain executive, human resources, legal, finance, treasury, tax, purchasing and merchandising services. The cost of these services are allocated according to established methodologies as determined at arms length.

KBkids.com Inc. Planned Offering of Common Stock and Reorganization

As contemplated by the Contribution Agreement and as further described in a Form S-1 filed with the Securities and Exchange Commission on January 27, 2000, KBkids.com Inc. was formed to facilitate a public offering of stock.

Simultaneously with the consummation of a public offering, a number of structural changes would result as summarized below:

•	KBkids.com Inc. would invest the net proceeds of a public offering in KBkids.com LLC, and in return KBkids.com Inc. would receive units of membership interest in KBkids.com LLC.

•	KBkids.com Inc. would become the sole manager of KBkids.com LLC.

•	The Company would contribute one membership unit in KBkids.com LLC to KBkids.com Inc. in exchange for one share of Class B common stock.

•	A newly created subsidiary of KBkids.com Inc. would merge into BrainPlay.com Inc., with BrainPlay.com Inc. becoming a wholly-owned subsidiary of KBkids.com Inc. In connection with this subsidiary merger, the equity holders of BrainPlay.com Inc., would receive shares (and/or options to acquire shares) of Class A common stock in KBkids.com Inc.

After this restructuring, KBkids.com LLC would be controlled by KBkids.com Inc., as sole manager of KBkids.com LLC. Additionally, the Company would have the right to exchange its membership units in KBkids.com LLC into an equivalent number of shares of Class A common stock of KBkids.com Inc.

After a public offering, each stockholder of KBkids.com Inc. would have a direct or indirect economic interest in KBkids.com LLC equal to the respective percentage of the aggregate voting power in KBkids.com Inc. held by them.

Business Operations

The Company is a leading value retailer specializing in closeout merchandise and toys. The Company is the largest retailer of closeout products and the largest enclosed mall-based toy retailer in the United States. The Company’s goal is to build upon its leadership position in closeout retailing (a growing segment of the retailing industry), toy retailing and children’s products by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost containment has made it a low-cost value retailer well-positioned for future growth.

FORM 10-K	Page 18

At January 29, 2000, the Company operated a total of 2,550 stores in all 50 states, Puerto Rico and Guam and conducted online sales of children’s products. Retail operations are conducted primarily under the following names:

Closeout	Toy

Odd Lots	K•B Toys
Big Lots	K•B Toy Works
Big Lots Furniture	K•B Toy Outlet
Mac Frugal’s Bargains • Close-outs	KBkids.com
Pic ’N’ Save

Wholesale operations are conducted through Consolidated International and Wisconsin Toy.

The following table compares components of the statements of income of Consolidated Stores as a percent to net sales.

	Fiscal Year

	1999	1998	1997

Net sales:
Closeout Stores	61.5%	59.9%	60.5%
Toy Stores	37.0	39.2	38.5
KBkids.com	0.6

Total Retail	99.1	99.1	99.0
Other	0.9	0.9	1.0

Total net sales	100.0	100.0	100.0

Gross Profit:
Closeout Stores	43.3	42.5	40.0
Toy Stores	38.4	38.1	40.3
KBkids.com	12.8

Total Retail	41.3	40.7	40.1
Other	27.5	24.9	23.7

Total Gross Profit	41.2	40.6	39.9
Selling and administrative expenses	37.6	35.7	34.2
Non selling and administrative expenses			1.1

Operating profit	3.6	4.9	4.6
Interest expense	0.5	0.6	0.6

Income before income taxes, minority interest and cumulative effect of accounting change	3.1	4.3	4.0
Income taxes	1.2	1.7	1.9

Income before minority interest and cumulative effect of accounting change	1.9	2.6	2.1
Minority interest	0.1
Income before cumulative effect of accounting change
Cumulative effect of accounting change		(0.3)

Net income	2.0%	2.3%	2.1%

FORM 10-K	Page 19

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and income being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. The following table illustrates the seasonality in the net sales and operating income.

	Quarter

	First	Second	Third	Fourth

Fiscal 1999
Percent net sales of full year	19.6%	19.8%	21.3%	39.3%
Operating profit (loss) percentage of full year	(0.8)	(1.0)	(12.9)	114.7
Fiscal 1998
Percent net sales of full year	19.6	19.7	20.4	40.3
Operating profit (loss) percentage of full year	2.7	8.0	(9.2)	98.5

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales Net sales increased to $4,700.2 million in fiscal 1999 from $4,193.7 million in fiscal 1998, an increase of $506.5 million, or 12.1%. This increase was attributable to sales from 168 new stores offset in part by the closing of 68 stores, a comparable store sales increase of 5.6% and $26.2 million of net sales from the Company’s online children’s products venture KBkids.com which commenced operations on June 25, 1999.

Closeout Stores’ net sales increased $381.9 million, or 15.2%, to $2,892.3 million in fiscal 1999 from $2,510.4 million in fiscal 1998. Contributing to this increase was the addition of 102 net new stores during the year and a 7.5% increase in comparable stores sales. Additionally, Closeout sales benefited in 1999 from improved seasonal goods and furniture sales.

Net sales of Toy Stores increased $97.4 million, or 5.9%, in fiscal 1999 to $1,740.4 million from $1,643.0 million in the prior fiscal year. This improvement reflects a comparable store sales increase of 2.7%, a net reduction of two stores during the fiscal year, and a decline in video product comparable sales offset by increased non video categories.

Gross Profit Gross profit increased $234.3 million, or 13.8%, in fiscal 1999 to $1,936.7 million from $1,702.4 million in fiscal 1998. Gross profit as a percent to sales was 41.2% (41.4% net of KBkids.com) in 1999 compared to 40.6% in the previous year.

Closeout Stores’ gross profit as a percent to sales was 43.3% in 1999 compared to 42.5% for 1998. Closeout Stores’ gross margin improved as the aggressive pricing strategies during the third and fourth quarters of fiscal 1998 to restore customer traffic while rebuilding store inventories were not anniversaried. Closeout stores also benefited from the sell through of seasonal products during the fourth quarter which resulted in an improved markdown realization.

Toy Stores’ (excluding KBkids.com) gross profit was 38.4% in 1999 compared to 38.1% in 1998 reflecting the reduced sales volume of lower margin video products during fiscal 1999.

FORM 10-K	Page 20

Gross profit of KBkids.com was $3.3 million or 12.8% as a percent to net sales. Accounting policies of KBkids.com recognizes certain product delivery costs in the cost of products sold.

Selling and Administrative Expenses Selling and administrative expenses increased $267.6 million in fiscal 1999 from $1,498.7 million in fiscal 1998. As a percent to sales, selling and administrative expenses were 37.6% in comparison to 35.7% in 1998. For 1999, selling and administrative expenses include operations of KBkids.com from its date of inception on June 25, 1999, which increased the year-to-date percent to sales by 1.4%. On a comparative basis, fiscal 1998 selling and administrative expenses were below normal levels reflective of lower costs attributable to the reduced flow of merchandise to Closeout Stores during that period. Fiscal 1999 selling and administrative expenses are reflective of increased compensation costs and higher distribution and transportation expenses as Closeout Stores’ inventory levels were restored to planned levels.

Interest Expense Interest expense increased to $25.3 million in fiscal 1999 from $24.3 million in fiscal 1998. The increase was attributable to higher weighted average debt levels for seasonal borrowings as the Company completed its strategic realignment of merchandise inventories to traditional levels.

Income Taxes The effective tax rate of the Company was 39.5% in 1999 compared to 39.0% in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales Net sales increased to $4,193.7 million in fiscal 1998 from $4,055.3 million in fiscal 1997, an increase of $138.4 million, or 3.4%. This increase was attributable to sales from 242 new stores, offset in part by the closing of 66 stores and a comparable store sales decline of 1.3%.

Closeout Stores’ net sales increased $57.9 million, or 2.4%, to $2,510.4 million in fiscal 1998 from $2,452.5 million in fiscal 1997. Contributing to this increase was the addition of 103 net new stores during the year offset by a fall in comparable stores sales of 2.1%. Sales in the closeout segment were negatively impacted by appreciably lower Closeout store inventory levels in 1998 resulting from the strategic realignment in merchandise mix to offer customers a wider selection of value-oriented, brand-name merchandise. Additionally, the continued integration of Mac Frugal’s operations with the Company’s existing Closeout operations, and the implementation of a new merchandise management system, and the startup of a new distribution center contributed to the lower store-level inventories. Restoration of Closeout Stores inventories to new planned levels was substantially completed at the end of fiscal 1998.

Net sales of Toy Stores increased $80.6 million, or 5.2%, in fiscal 1998 to $1,643.0 million from $1,562.5 million in the prior fiscal year. This improvement reflects the addition of 73 net new stores during the fiscal year offset by a comparable store sales decline of 0.2%. As with most of the toy industry, Toy Stores’ 1998 sales were negatively influenced by the reduced number of popular new toy introductions compared to 1997.

Gross Profit Gross profit increased $82.5 million, or 5.1%, in fiscal 1998 to $1,702.4 million from $1,619.9 million in fiscal 1997. Gross profit as a percent to sales was 40.6% in 1998 compared to 39.9% in the previous year. In connection with the Mac Frugal’s merger, the Company recorded a fourth quarter 1997 charge of $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) to reflect costs for discontinued products, inventory consolidation and retail price equalization for the combined inventory assortment. This charge reduced gross profit as a percent of sales by 1.8% in fiscal 1997.

FORM 10-K	Page 21

Closeout Stores’ gross profit as a percent to sales was 42.5% in 1998 compared to 40.0% (42.9% excluding the effect of the charge noted above) in 1997. Closeout Stores’ gross margin was negatively influenced by aggressive pricing strategies during the third and fourth quarters in order to restore customer traffic while rebuilding store inventories. Toy Stores’ gross profit was 38.1% in 1998 compared to 40.3% in 1997 reflecting a merchandise mix at fiscal 1997 year end which carried a lower initial markup than the prior fiscal year end combined with the increase in video game sales.

Selling and Administrative Expenses Selling and administrative expenses increased $111.7 million in fiscal 1998 from $1,387.0 million in fiscal 1997. As a percent to sales, selling and administrative expenses were 35.7% in comparison to 34.2% (before merger and other related costs) in 1997.

As Closeout Stores’ inventory levels were restored closer to planned levels throughout the second half of 1998, the company incurred a higher-than-historical ratio of selling and administrative expenses. This, in combination with the decline of fixed cost leverage from reduced comparable store sales, contributed to the rise in the percent of selling and administrative expenses to net sales.

Interest Expense Interest expense declined to $24.3 million in fiscal 1998 from $25.7 million in fiscal 1997. The decrease was attributable to lower weighted average debt levels and a lower effective interest rate attributable to seasonal borrowings.

Income Taxes The effective tax rate of the Company was 39% in 1998 compared to 47% in fiscal 1997. This decline is principally associated with the merger and other charges in connection with the business combination with Mac Frugal’s in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and borrowings under available credit facilities. Long-term debt as a percent of total capitalization (total long-term debt and stockholders’ equity) was 4.4% at January 29, 2000, compared with 20.0% and 10.0% at each of the respective prior fiscal year ends. Working capital is $708.9 million at January 29, 2000, and net cash from operating activities increased $195.7 million in 1999 to $251.9 million, as long term-debt declined $235.1 million to $60.5 million. This data reflects the strength of the Company’s balance sheet and the ability to absorb debt financing as, and if, necessary.

Capital expenditures for the last three fiscal years have been $147.2 million, $166.6 million and $146.5 million respectively, and were used primarily to fund new store openings and distribution center expansions. The capital expenditure requirements anticipated for 2000 are approximately $165 million primarily to support new store expansion and warehouse and equipment requirements.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time to time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At January 29, 2000, approximately $580.5 million was available for borrowings under the Revolver and $157.4 million of uncommitted credit facilities were available, subject to the terms of the revolving credit facility.

FORM 10-K	Page 22

Any proceeds from a public offering of stock of KBkids.com Inc. would be invested in the development, operations and expansion of that business. In the absence of a public stock offering of KBkids.com Inc., the future operating cash requirements, which may be significant, of KBkids.com LLC would be provided pursuant to terms of the Operating Agreement or alternatively as may be agreed to by the members of the joint venture.

The Company’s $100 million of 7% Subordinated Notes mature in the year 2000 and are classified as a current liability in the accompanying 1999 consolidated balance sheet.

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates in 2000 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change.

The Company continues to believe that it has, or if necessary has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

FORM 10-K	Page 23

Item 8 Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of January 29, 2000, and January 30, 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at January 29, 2000, and January 30, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Summary of Significant Accounting Policies note to the financial statements, the Company changed its method of accounting for pre-opening costs in 1998.

Deloitte & Touche LLP

Dayton, Ohio
February 22, 2000

FORM 10-K	Page 24

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year

	1999	1998	1997

Net sales	$4,700,217	$4,193,712	$4,055,302

Costs and expenses:

Cost of sales	2,763,506	2,491,353	2,435,433

Selling and administrative expenses	1,766,293	1,498,696	1,386,989

Merger and other related charges			45,000

Interest expense	25,302	24,300	25,691

	4,555,101	4,014,349	3,893,113

Income before income taxes, minority interest and cumulative effect of change in accounting principle	145,116	179,363	162,189

Income taxes	57,321	69,945	76,254

Income before minority interest and cumulative effect of change in accounting principle	87,795	109,418	85,935

Minority interest in net loss of consolidated subsidiary	8,315

Income before cumulative effect of change in accounting principle	96,110	109,418	85,935

Cumulative effect of change in accounting principle		(12,649)

Net income	$96,110	$96,769	$85,935

Income per common share:

Income before cumulative effect of change in accounting principle	$0.87	$1.00	$0.80

Cumulative effect of change in accounting principle		(0.11)

	$0.87	$0.89	$0.80

Income per common share — diluted:

Income before cumulative effect of change in accounting principle	$0.85	$0.97	$0.77

Cumulative effect of change in accounting principle		(0.11)

	$0.85	$0.86	$0.77

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 25

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 29, 2000	January 30, 1999

ASSETS

Current Assets:

Cash and cash equivalents	$96,337	$75,906

Inventories	1,146,387	1,096,844

Deferred income taxes	100,555	98,739

Other current assets	76,421	63,686

Total current assets	1,419,700	1,335,175

Property and equipment — net	729,985	683,437

Other assets	37,098	23,912

	$2,186,783	$2,042,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$418,728	$337,368

Accrued liabilities	123,093	100,956

Income taxes	28,245	21,265

Current maturities of long-term obligations	140,696	352

Total current liabilities	710,762	459,941

Long-term obligations	60,546	295,619

Deferred income taxes	107,278	105,062

Minority interest and other liabilities	8,135

Commitments and contingencies

Stockholders’ equity:

Preferred stock — authorized 2,000 shares, $.01 par value; none issued

Common stock — authorized 290,000 shares, $.01 par value; issued 111,000 shares and 109,524 shares, respectively	1,110	1,095

Nonvoting common stock — authorized 8,000 shares, $.01 par value; none issued

Additional paid-in capital	407,647	385,612

Retained earnings	891,305	795,195

Total stockholders’ equity	1,300,062	1,181,902

	$2,186,783	$2,042,524

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 26

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Other
		Additional		Compre-
		Paid-in	Retained	hensive	Treasury
	Common Stock	Capital	Earnings	Income	Stock	Total

Balance at February 1, 1997	$917	$322,967	$642,920	$(486)	$(32,204)	$934,114

Net income for the year			85,935			85,935

Other comprehensive income				486		486

Total comprehensive income						86,421

5 for 4 stock split	169	(169)

Exercise of stock options	55	31,214				31,269

Contribution to savings plan	1	3,912				3,913

Purchase of treasury stock, at cost					(21,235)	(21,235)

Treasury stock retired	(64)	(22,946)	(30,429)		53,439

Noncash compensation expense		60				60

Balance at January 31, 1998	1,078	335,038	698,426			1,034,542

Net income for the year			96,769			96,769

Exercise of stock options	16	47,253				47,269

Contribution to savings plan	1	3,321				3,322

Balance at January 30, 1999	1,095	385,612	795,195			1,181,902

Net income for the year			96,110			96,110

Exercise of stock options	12	16,175				16,187

Contribution to savings plan	3	5,860				5,863

Balance at January 29, 2000	$1,110	$407,647	$891,305			$1,300,062

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 27

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Fiscal Year
	1999	1998	1997

Operating Activities:

Net income	$96,110	$96,769	$85,935

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	100,464	84,006	79,163

Deferred income taxes	400	29,702	2,926

Minority interest in consolidated subsidiary	8,315

Other	(1,553)	17,000	19,879

Cumulative effect of change in accounting principle		12,649

Change in assets and liabilities	48,199	(183,891)	(38,376)

Net cash provided by operating activities	251,935	56,235	149,527

Investing Activities:

Capital expenditures	(147,236)	(166,649)	(146,460)

Other	356	1,517	(4,142)

Net cash used in investing activities	(146,880)	(165,132)	(150,602)

Financing Activities:

Proceeds from (payment of) credit arrangements	(94,729)	108,747	1,553

Proceeds from exercise of stock options	10,105	33,314	18,840

Purchase of Mac Frugal’s treasury stock			(21,235)

Payments of senior notes and long-term obligations - net			(442)

Proceeds attributable to deferred credits			3,638

Other		1,028	752

Net cash provided by (used in) by financing activities	(84,624)	143,089	3,106

Increase in cash and cash equivalents	$20,431	$34,192	$2,031

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 28

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is the nation’s largest closeout retailer and largest mall-based toy retailer with stores located in all 50 states, Puerto Rico and Guam. As a value-oriented retailer specializing in closeout merchandise and toys, the Company operated a total of 2,550 stores at January 29, 2000, comprised of 1,230 retail closeout specialty stores under the names ODD LOTS, BIG LOTS, BIG LOTS FURNITURE, MAC FRUGAL’S BARGAINS • CLOSE-OUTS, and PIC ’N’ SAVE and 1,320 retail toy and closeout toy stores under the names K•B TOYS, K•B TOY WORKS, and K•B TOY OUTLET. Online shopping for children’s products is conducted under the name of KBkids.com.

Fiscal Year

The Company follows the concept of a 52/53 week fiscal year which ends on the Saturday nearest to January 31.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and subsidiaries which Consolidated Stores Corporation directly or indirectly has the ability to exercise significant influence over operating and financial policies. The accounts of KBkids.com are included for the period from June 26, 1999 (date of inception) through December 31, 1999. All significant intercompany transactions have been eliminated.

Management Estimates

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

Property and Equipment

Depreciation and amortization are provided on the straight line method for financial reporting purposes over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from four to ten years for other property and equipment. The Company periodically reviews long-lived assets and certain intangible assets when indicators of impairments exist and if the value of the assets is impaired, an impairment loss would be recognized.

FORM 10-K	Page 29

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Intangible Assets

Goodwill, tradenames and other intangible assets are amortized over periods of two to fifteen years.

Investments

Noncurrent investments in equity securities are classified as other assets in the consolidated balance sheets and are stated at fair value. Unrealized gains on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. Online retail sales and Wholesale sales are recognized at the time merchandise is shipped to the customer. All sales are net of estimated returns and allowances and exclude sales tax.

Accounting Principle Change

In the fourth quarter of 1998 the Company changed its method of accounting for pre-opening costs in conformity with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” as promulgated by The American Institute of Certified Public Accountant’s Accounting Standards Executive Committee. Historically, non-capital expenditures associated with opening new stores were charged to expense over the first twelve months of store operations. The change involves expensing these and other preopening costs as incurred rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in a write-off of capitalized costs as of February 1, 1998 totaling $12,649,000 net of tax benefit of $8,087,000. The effect of this change in accounting principle is considered immaterial to all quarters of fiscal 1998.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company is required to adopt SFAS No. 133 in the year ended February 2, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133,” was issued. This amendment delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

NEW BUSINESS and BUSINESS COMBINATIONS

New Business

On June 25, 1999, a wholly-owned subsidiary of the Company and BrainPlay.com, Inc., an unaffiliated entity, entered into a Contribution Agreement to form KBkids.com LLC as a joint venture. KBkids.com LLC operates an online retail business offering toys, video games, software and videos. Under the Contribution Agreement, the Company received 80% of the membership units in KBkids.com LLC in exchange for contributing cash of $80,000,000 and intangibles valued at $4,000,000. BrainPlay.com, Inc., received the remaining 20% of the membership units

FORM 10-K	Page 30

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW BUSINESS and BUSINESS COMBINATIONS — continued

in exchange for contributing substantially all of its assets and liabilities including its Web site, technology infrastructure and management team.

Terms of the Contribution Agreement provide, among other matters, that the Company or its affiliates can not sell toy products on the Internet until December 31, 2001, or one year after the completion of a capital markets transaction, whichever comes first. In addition, as long as the Company owns a majority of the membership interests of KBkids.com LLC, or common stock of KBkids.com Inc. representing at least 10% of the outstanding voting power, neither the Company nor its affiliates can sell any toy products on the Internet, unless they are “closeouts.”

Under various operating, service and supply agreements, the Company provides KBkids.com LLC a number of services, including certain executive, human resources, legal, finance, treasury, tax, purchasing and merchandising services. The cost of these services are allocated according to established methodologies as determined at arms length.

Losses, net of minority interest and related taxes, attributable to operations of KBkids.com included in the fiscal 1999 statement of income are $33.3 million, or $.30 per diluted common share.

Planned Offering of Common Stock and Reorganization

As contemplated by the Contribution Agreement and as further described in a Form S-1 filed with the Securities and Exchange Commission on January 27, 2000, KBkids.com Inc. was formed to facilitate a public offering of stock.

Simultaneously with the consummation of the offering, a number of structural changes would result as summarized below:

•	KBkids.com Inc. would invest the net proceeds of the offering in KBkids.com LLC, and in return KBkids.com Inc. would receive units of membership interest in KBkids.com LLC.

•	KBkids.com Inc. would become the sole manager of KBkids.com LLC.

•	The Company would contribute one membership unit in KBkids.com LLC to KBkids.com Inc. in exchange for one share of Class B common stock.

•	A newly created subsidiary of KBkids.com Inc. would merge into BrainPlay.com, Inc. with BrainPlay.com, Inc. becoming a wholly-owned subsidiary of KBkids.com Inc. In connection with this subsidiary merger, the equity holders of BrainPlay.com, Inc. would receive shares (and/or options to acquire shares) of Class A common stock in KBkids.com Inc.

After this restructuring, KBkids.com LLC would be controlled by KBkids.com Inc. as sole manager of KBkids.com LLC. Additionally, the Company would have the right to exchange its membership units in KBkids.com LLC into an equivalent number of shares of Class A common stock of KBkids.com Inc.

FORM 10-K	Page 31

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW BUSINESS and BUSINESS COMBINATIONS — continued

After a public offering, each stockholder of KBkids.com Inc. would have a direct or indirect economic interest in KBkids.com LLC equal to the respective percentage of the aggregate voting power in KBkids.com Inc. held by them.

Business Combination

In January 1998, 23,371,639 common shares were issued in exchange for all outstanding common shares of Mac Frugal’s Bargains • Close-outs, Inc. (Mac Frugal’s) a closeout retailer. The combination constituted a tax-free reorganization and has been accounted for as a pooling of interests.

In connection with the Mac Frugal’s combination, the Company recorded a fourth quarter charge to operating expense of $45,000,000 ($40,500,000 after taxes, or $.36 per diluted common share) for direct and other related costs pertaining to the combination. Merger transaction costs were primarily comprised of fees for professional services, severance and similar related costs. Additionally, the Company recorded a $70,000,000 ($42,700,000 after tax, or $.38 per diluted common share) charge to cost of sales in the fourth quarter of 1997 for combination related expenses for discontinued products, inventory consolidation and retail price equalization for the combined inventories. In the fourth quarter of 1997, the Company utilized $31,892,000 relating to these charges and substantially all of the remaining $83,108,000 balance was utilized in fiscal 1998.

Excluding the cost of sales charge and merger and other related charges, income per share, assuming dilution, would have been $1.51 in fiscal 1997.

INCOME TAXES

The provision for income before income taxes, minority interest and cumulative effect of change in accounting principle is comprised of the following:

(In thousands)	1999	1998	1997

Federal — Currently payable	$51,474	$39,604	$59,843

Deferred — Federal, state and local	400	21,615	2,926

State and Local — currently payable	5,005	8,283	12,411

Foreign	442	443	1,074

	$57,321	$69,945	$76,254

FORM 10-K	Page 32

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES — continued

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

	1999	1998	1997

Statutory Federal income tax rate	35.0%	35.0%	35.0%

Effect of:

State and local income taxes, net of Federal tax benefit	2.0	3.4	5.0

Work Opportunity and Targeted jobs tax credit	(0.3)	(0.4)	(0.3)

Merger and other related charges			8.0

Other	2.8	1.0	(0.7)

Effective tax rate	39.5%	39.0%	47.0%

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities are presented in the following table.

(In thousands)	1999	1998

Deferred tax assets:

Uniform inventory capitalization	$25,087	$27,502

Inventory valuation allowance	6,014	3,688

Deferred credits		3,241

Other (each less than 5% of total assets)	69,454	64,308

Total deferred tax assets	100,555	98,739

Deferred tax liabilities:

Depreciation	65,763	59,238

Deferred gain	13,127	9,422

Other	28,388	36,402

Total deferred tax liabilities	107,278	105,062

Net deferred tax assets (liabilities)	$(6,723)	$(6,323)

      Net income taxes paid were $40,496,000, $44,614,000, and $96,695,000 in 1999, 1998, and 1997, respectively.

FORM 10-K	Page 33

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following:

(In thousands)	1999	1998

Credit Agreements	$90,100	$185,000

7% Subordinated Notes	100,000	100,000

9.25% Mortgage Note	7,301	7,512

Capital leases	3,841	3,459

	201,242	295,971

Less current portion	140,696	352

	$60,546	$295,619

Annual maturities of long-term debt for the next five fiscal years are: 2000, $140,696,000; 2001, $658,000; 2002, $548,000; 2003, $50,513,000; 2004, $564,000 and thereafter $8,263,000.

Interest paid, including capitalized interest of $1,721,000, $2,161,000, and $1,386,000 in each of the respective previous three fiscal years, was $27,448,000 in 1999, $26,693,000 in 1998, and $30,437,000 for 1997.

Credit Agreements

The Company has a $700,000,000 Revolving Credit Facility (Revolver) with a syndicate of financial institutions to provide unsecured senior bank financing. The Revolver has an expiration date of May 15, 2003, and requires the maintenance of certain standard financial ratios and prohibits the payment of cash dividends. At January 29, 2000, approximately $580,510,000 was available for borrowings under the Revolver. Direct borrowings under the Revolver at January 29, 2000, were at a weighted average rate of 6.2%. The Company was contingently liable for outstanding letters of credit totaling $72,016,000 at January 29, 2000.

Additionally, $200,000,000 of uncommitted short-term credit facilities are available, subject to provisions of the Revolver, at January 29, 2000. Related outstanding borrowings and contingencies under the uncommitted facilities at January 29, 2000, were $42,626,000 at a weighted average rate of 6.3%.

Subordinated Notes

The $100,000,000 Subordinated Notes mature in the year 2000 and bear interest at a rate of 7% per annum, payable semiannually. Provisions of the Subordinated Notes provide, among other matters, limitations on: additional indebtedness, payments of certain indebtedness and asset sales. The estimated fair value at January 29, 2000, was $100,398,000 and the related carrying amount was $100,000,000.

COMMITMENTS

The Company has commitments to certain vendors for future inventory purchases totaling approximately $536,830,000 at January 29, 2000. Terms of the commitments provide for these inventory purchases to be made through fiscal 2004 or later as may be extended. There are no annual minimum purchase requirements.

FORM 10-K	Page 34

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has a qualified defined benefit pension plan covering certain employees hired on or before March 31, 1994, and a non-qualified supplemental defined benefit pension plan effective January 1, 1996, covering a select group of highly compensated employees to ensure the overall retirement pension benefits frozen for such group of employees under the qualified plan. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Company’s funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The following provides a reconciliation of benefit obligations, plan assets and funded status of all plans as of December 31.

(In thousands)	1999	1998

Change in benefit obligation

Benefit obligation at beginning of year	$30,742	$26,365

Service cost	3,350	3,281

Interest cost	2,074	1,673

Benefits paid	(1,406)	(1,421)

Actuarial loss	301	1,044

Other	(140)	(200)

Benefit obligation at end of year	$34,921	$30,742

Change in plan assets

Fair market value at beginning of year	$23,510	$16,246

Actual return on plan assets	3,324	2,766

Employer contribution	1,352	6,033

Benefits paid	(1,406)	(1,421)

Other	(170)	(114)

Fair market value at end of year	$26,610	$23,510

FORM 10-K	Page 35

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS — continued

(In thousands)	1999	1998

Funded status	$(8,311)	$(7,232)

Unrecognized actuarial loss	4,758	6,644

Unrecognized transition obligation	186	199

Unrecognized prior service cost	(407)	(542)

Accrued benefit cost	$3,774	$931

Assumptions used in each year of the actuarial computations were:

Discount rate	7.6%	6.5%

Rate of increase in compensation levels	5.5%	5.5%

Expected long-term rate of return	9.0%	9.0%

The components of net periodic pension cost are comprised of the following:

(In thousands)	1999	1998	1997

Service cost — benefits earned in the period	$3,350	$3,281	$2,934

Interest cost on projected benefit obligation	2,074	1,674	1,496

Investment return on plan assets	(2,008)	(1,485)	(1,252)

Net amortization and deferral	778	778	760

Net periodic pension cost	$4,194	$4,248	$3,938

The following sets forth certain information for the qualified defined benefit pension plan and a non-qualified supplemental defined benefit pension plan.

			Unfunded Non-qualified
	Funded Defined Benefit		Supplemental Defined
	Pension Plan		Benefit Pension Plan

(In thousands)	1999	1998	1999	1998

Projected benefit obligation	$33,056	$29,084	$1,866	$1,658

Accumulated benefit obligation	27,275	21,187	915	796

Fair market value of plan assets	26,610	23,510

Savings Plan

The Company has a savings plan with a 401(k) deferral feature and a Top Hat Plan with a similar deferral feature for all eligible employees. Provisions of $6,734,000, $5,164,000, and $5,406,000 have been charged to operations in fiscal 1999, 1998 and 1997 respectively.

FORM 10-K	Page 36

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES

Leased property consists primarily of the Company’s retail stores and certain warehouse space. Many of the store leases have rent escalations and provide that the Company pay for real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. In addition, some leases provide options to extend the original terms for an additional two to twenty years. Minimum lease commitments as of January 29, 2000, are as follows:

(In thousands)	Capital Leases	Operating Leases

2000	$726	$211,592

2001	726	167,824

2002	555	136,076

2003	472	104,475

2004	472	91,343

Subsequent to 2004	3,260	185,426

Total future minimum lease payments	6,211	$896,736

Less: interest	2,370

Present value of minimum lease payments	$3,841

Total rental expense charged to operations for operating leases of stores and warehouses consisted of the following:

(In thousands)	1999	1998	1997

Minimum rentals	$324,721	$297,243	$271,211

Contingent rents	7,694	9,531	7,129

	$332,415	$306,774	$278,340

STOCKHOLDERS’ EQUITY

Income per Share

There are no adjustments required to be made to income before cumulative effect of change in accounting principle for purposes of computing basic and diluted income per share and there were no securities outstanding at January 29, 2000, which were excluded from the computation of income per share.

FORM 10-K	Page 37

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS’ EQUITY — continued

A reconciliation of the average number of common shares outstanding used in the basic and diluted income per share computation is as follows:

	Average Common Shares Outstanding

(In thousands)	1999	1998	1997

Basic	110,360	109,199	107,621

Dilutive effect of stock options	2,592	3,601	4,442

Diluted	112,952	112,800	112,063

Other Comprehensive Income

Other comprehensive income in 1997 is comprised of a $772,000 minimum pension liability net of taxes of $286,000.

Stockholder Rights Plan

Each share of the Company’s common stock has one Right attached. Each Right trades with the common stock and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $125 per unit, subject to adjustment. In general, the Rights will separate from the common stock and a distribution date will occur upon the earlier of (1) 10 business days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock (the “Stock Acquisition Date”), or (2) 10 business days, or a later date specified by the Company’s Board of Directors, following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding shares of common stock.

If a person becomes the beneficial owner of more than 20% of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock which at least a majority of the specified disinterested members of the Board of Directors determines is fair to and otherwise in the best interests of the Company and stockholders, each holder of a Right will have the right to receive, upon exercise, shares of common stock having a value equal to two times the exercise price of the Right. The Company may substitute cash, property or other securities for shares of common stock to allow the full exercise of the Rights. All Rights that are, or under certain circumstances as specified in the Rights Agreement, were, beneficially owned by the 20% stockholder will be null and void.

If, at any time following the Stock Acquisition Date, (1) the Company is acquired in a merger or other business combination transaction in which the Company does not survive, other than a merger following an offer approved by a majority of the disinterested members of the Board of Directors, or (2) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided) will have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. If Rights cannot be exercised for common stock of the acquiring company, holders of the Rights will be entitled to put the Rights to the 20% stockholder for cash in an amount equal to the exercise price.

FORM 10-K	Page 38

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS’ EQUITY — continued

In general, at any time until 10 business days following the Stock Acquisition Date, Consolidated may redeem the Rights in whole, but not in part, at a price of $.01 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board of Directors). Once the Board of Directors orders redemption of the Rights, the Rights will terminate. Unless earlier redeemed by the Company the Rights expire on April 18, 2009, and at no time have voting power.

Preferred Stock

In conjunction with the Stockholder Rights Plan the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

STOCK PLANS

Stock Compensation Plans

The Company previously adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 to its stock options and other stock-based employee compensation awards.

If compensation cost for stock options awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, pro forma net income and income per share would have been as follows:

(In thousands except per share data)	1999	1998	1997

Net income
As reported	$96,110	$96,769	$85,935

Pro forma	83,847	83,282	82,999

Income per common share:

As reported	$0.87	$0.89	$0.80

Pro forma	0.76	0.76	0.77

Income per common share — diluted:

As reported	$0.85	$0.86	$0.77

Pro forma	0.74	0.74	0.74

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FORM 10-K	Page 39

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1999		1998	1997

	Consolidated	KBkids.com	Consolidated	Consolidated

Risk-free interest rates	6.4%	6.5%	4.8%	5.3%

Expected life (years)	2.2	4.0	2.3	2.2

Expected volatility	69.0%	—%	65.0%	39.0%

Dividend yield	—	—	—	—

Stock Option Plans

Consolidated Stores Corporation 1996 Performance Incentive Plan (“Incentive Plan”) provides for the issuance of stock options, restricted stock, performance units, stock equivalent units and stock appreciation rights (SAR’s). The number of newly issued shares of common stock available for issuance under the Incentive Plan is 3,125,000 plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company’s fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued shares of common stock available for use under the Incentive Plan shall not exceed 15% of the total issued and outstanding Common Stock as of any measurement date. At January 29, 2000, 9,120,811 shares of common stock were available for issuance under the Incentive Plan. The term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined, of the underlying common stock on the date of award. The award price of a SAR is to be a fixed amount not less than 100% of the fair market value of a share of common stock at the date of award. Upon an effective change in control of the Company, all awards outstanding under the Incentive Plan automatically vest.

The Company has a Director Stock Option Plan (“DSOP”), for nonemployee directors, pursuant to which up to 781,250 shares of the Company’s common stock may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors nor the Compensation Committee exercise any discretion in administration of the DSOP. Grants are made annually, 90 days following the annual meeting of stockholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each nonemployee director which becomes fully exercisable over a three-year period: 20% the first year and 40% each subsequent year, beginning one year subsequent to grant.

The 1999 KBkids.com LLC Option Plan (“1999 Plan”) reserves for use 6,000,000 units of KBkids.com LLC consisting of nonqualified options entitling rights and obligations upon exercise accorded to Class C Members. The Board of Managers is responsible for the administration of the 1999 Plan which authorizes the grant of options to officers, managers and other key employees, and consultants of KBkids.com and its subsidiaries and affiliates. Options granted are exercisable for a term of up to ten years from their grant date. The exercise price of each option award is established by the Board of Managers at the date of grant. Except as otherwise provided in a particular option grant, an award is not transferable, other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. An option award may be exercised during the lifetime of the holder of the award only by the holder, (or, if applicable, their permitted transferee) or in the event of disability, the holder’s personal representative. Awards granted under the 1999 Plan are subject to adjustment upon a recapitalization, unit split, unit dividend, merger, reorganization, liquidation, extraordinary dividend or other similar event affecting the outstanding units. Terms of the 1999 Plan provide that, in the event of a public offering of stock, KBkids.com shall cause the public entity to (a) adopt an incentive equity plan, (b) either assume all outstanding options granted under the 1999

FORM 10-K	Page 40

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS — continued

Plan or to replace all outstanding options granted under the 1999 Plan with comparable options that preserve the spread, exercise period and vesting periods of such options and that neither enlarges or diminishes the benefits thereunder and (c) use its best efforts to register the shares underlying the public entity as promptly as practicable following the closing of the offering. Upon such assumption or issuance of comparable replacement options, all outstanding options granted under the 1999 Plan shall automatically terminate.

The 1999 Plan terminates on July 6, 2009, and awards will not be granted under the 1999 Plan after that date, although the terms of any award may be amended in accordance with the 1999 Plan at any date prior to the end of the term of such award. Any awards outstanding at the time of termination of the 1999 Plan continue in full force and effect according to the terms and conditions of the award and the 1999 Plan.

Changes in the status of outstanding options were as follows:

	Consolidated		KBkids.com

	Options	Price(a)	Options	Price(a)

Outstanding at February 1, 1997	12,438,089	$11.25	—	$—

Granted	1,495,232	23.38	—	—

Exercised	1,522,745	13.19	—	—

Forfeited	1,700,517	23.58	—	—

Outstanding at January 31, 1998	10,710,059	14.31	—	—

Granted	3,641,677	27.44	—	—

Exercised	1,601,742	20.19	—	—

Forfeited	807,107	24.25	—	—

Outstanding at January 30, 1999	11,942,887	16.85	—	—

Granted	392,500	19.42	4,174,457	2.85

BrainPlay.com replacement options	—	—	416,250	0.46

Exercised	1,177,126	7.17	—	—

Forfeited	303,793	26.64	102,727	1.55

Outstanding at January 29, 2000	10,854,468	$17.73	4,487,980	$2.66

(a)	Weighted average per share exercise price

FORM 10-K	Page 41

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS — continued

The following table summarizes information about the Company’s stock option plans at January 29, 2000:

Range of Prices		Options Outstanding			Options Exercisable

			Weighted
			Average	Weighted
		Number of	Remaining	Average	Number of	Weighted
	Less than	Options	Contractual	Exercise	Options	Average
Greater than	or equal to	Outstanding	Life (Years)	Price	Exercisable	Exercise Price

Incentive Plan and DSOP

$1	$10	2,319,432	1.7	$5.13	2,319,432	$5.13

$10	$20	4,894,668	6.3	13.62	2,933,283	12.34

$20	$30	1,982,360	7.1	26.06	934,615	26.17

$30	$40	1,599,508	8.1	37.38	307,588	37.36

$40		58,500	7.7	41.34	26,200	41.23

		10,854,468	5.8	$17.73	6,521,118	$13.06

1999 Plan

	$0.20	169,595	6.5	$0.20	169,595	$0.20

$0.20	$0.70	186,145	7.3	0.70

$0.70	$2.85	4,132,240	9.5	2.85	276,000	2.85

		4,487,980	9.3	$2.66	445,595	$1.84

ADDITIONAL DATA

The following is a summary of certain financial data:

(In thousands)	1999	1998

Property and equipment — at cost:

Land	$52,522	$52,239

Buildings	287,619	250,520

Fixtures and equipment	851,964	726,056

Transportation equipment	28,837	29,524

	1,220,942	1,058,339

Construction-in-progress	16,814	54,045

	1,237,756	1,112,384

Less accumulated depreciation	507,771	428,947

	$729,985	$683,437

FORM 10-K	Page 42

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADDITIONAL DATA — continued

(In thousands)	1999	1998

Accrued liabilities:

Salaries and wages	$63,856	$57,009

Property, payroll and other taxes	56,589	41,304

Other	2,648	2,643

	$123,093	$100,956

The following analysis supplements changes in assets and liabilities presented in the consolidated statements of cash flows.

(In thousands)	1999	1998	1997

Inventories	$(49,543)	$(186,176)	$64,272

Other current assets	(12,735)	(3,979)	(12,832)

Accounts payable	81,360	57,251	(55,858)

Accrued liabilities	22,137	(33,332)	5,575

Income taxes	6,980	(17,655)	(39,533)

	$48,199	$(183,891)	$(38,376)

BUSINESS GROUP INFORMATION

The Company’s principal businesses range across three retail industry groups: closeouts, toys and an online children’s products retail business. The Company’s Closeout Stores carry a wide variety of name-brand consumer products and also sell factory reconditioned products and lower-priced, private-label merchandise in selected product categories. Certain core categories of merchandise are carried on a continual basis, although the specific name brands offered may change frequently. The Toy Stores offer a broad variety of closeout toys as well as currently promoted retail toys (known as “in-line toys”) and traditional toy merchandise. KBkids.com is a online retailer with an exclusive focus on children’s products.

The accounting policies of the business groups are the same as those described in the Summary of Significant Accounting Policies note to the financial statements. The Company measures business group profit as operating profit, which is defined as income before interest expense, income taxes and minority interest. Financial information by business group, containing information on revenues, operating profit, depreciation and amortization, and capital expenditures for each of the last three fiscal years and identifiable assets for each of the last two fiscal years, is presented as follows.

FORM 10-K	Page 43

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS GROUP INFORMATION — continued

(In thousands)	1999	1998	1997

Revenues:

Closeout	$2,892,327	$2,510,420	$2,452,474

Toys	1,740,372	1,643,044	1,562,463

KBkids.com	26,155

Other	41,363	40,248	40,365

	$4,700,217	$4,193,712	$4,055,302

Operating profit (loss):

Closeout	$170,130	$150,943	$205,908

Toys	70,405	46,462	101,027

KBkids.com	(69,601)

Other and corporate (a)	(516)	6,258	(119,055)

	$170,418	$203,663	$187,880

(a)	Fiscal 1997 includes $70,000 and $45,000 of inventory and merger related charges associated with the Mac Frugal’s Bargains • Close-outs, Inc. acquisition.

Depreciation and amortization:

Closeout	$58,333	$53,681	$54,438

Toys	37,343	30,269	24,648

KBkids.com	4,633

Other and corporate	155	56	77

	$100,464	$84,006	$79,163

Capital expenditures:

Closeout	$83,068	$82,813	$85,714

Toys	57,102	83,836	60,746

KBkids.com	7,066

	$147,236	$166,649	$146,460

Identifiable assets were comprised of the following:

(In thousands)	1999	1998

Closeout	$1,294,762	$1,252,015

Toys	774,895	760,459

KBkids.com	91,396

Other and corporate	25,730	30,050

	$2,186,783	$2,042,524

FORM 10-K	Page 44

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 1999 and 1998 is presented below:

	Quarter

(In thousands, except per share data)	First	Second	Third	Fourth	Year

1999

Net Sales	$923,747	$929,802	$999,632	$1,847,036	$4,700,217

Gross profit	385,247	384,649	414,732	752,083	1,936,711

Net income (loss)	(3,721)	(4,416)	(15,012)	119,259	96,110

Income (loss) per common share	(0.03)	(0.04)	(0.14)	1.08	0.87

Income (loss) per common share - diluted	(0.03)	(0.04)	(0.14)	1.06	0.85

1999 Excluding KBkids.com

Net Sales	$923,747	$929,802	$996,522	$1,823,991	$4,674,062

Gross profit	385,247	384,649	414,647	748,831	1,933,374

Net income (loss)	(3,721)	(4,416)	(212)	137,720	129,371

Income (loss) per common share	(0.03)	(0.04)	—	1.24	1.17

Income (loss) per common share - diluted	(0.03)	(0.04)	—	1.22	1.15

1998

Net Sales	$823,302	$823,870	$856,433	$1,690,107	$4,193,712

Gross profit	340,009	342,225	352,323	667,802	1,702,359

Net income (loss)	817	6,506	(16,732)	106,178	96,769

Income (loss) per common share (a)	0.01	0.06	(0.15)	0.97	0.89

Income (loss) per common share - diluted (a)	0.01	0.06	(0.15)	0.95	0.86

(a)	Income (loss) per share calculations for each quarter is based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

FORM 10-K	Page 45

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Items 10-13

Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company’s 1999 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 28, 2000.

PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

			Page

1.	Financial Statements

	Independent Auditors’ Report		24

	Consolidated Statements of Income		25

	Consolidated Balance Sheets		26

	Consolidated Statements of Stockholders’ Equity		27

	Consolidated Statements of Cash Flows		28

	Notes to Consolidated Financial Statements		29

2.	Financial Statement Schedules

	Schedule	Description

	II	Valuation and Qualifying Accounts	51

      All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

FORM 10-K	Page 46

(b) Reports on Form 8-K

None.

(c) Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

3(a)	Form of Restated Certificate of Incorporation of the Company (Exhibit 4(a) to the Company Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

3(b)	By-laws of the Company, as amended July 18, 1989 (Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990, and as amended April 14, 1992, filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992, and incorporated herein by reference)

4(a)	Specimen Stock Certificate (Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

4(b)	Rights Agreement, dated as of April 6, 1999, between the Company and National City Bank, which includes as Exhibit B thereto, the Form of Rights Certificate (Exhibit 4 to the Company’s Form 8-K dated April 8, 1999 and incorporated herein by reference)

10(a)	Consolidated Stores Corporation 1996 Performance Incentive Plan as Amended and Restated on July 23, 1996 (Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference)

10(b)	Consolidated Stores Corporation Directors Stock Option Plan (Exhibit 10(q) to the Company’s Registration Statement (No. 33-42502) on Form S-8 and incorporated herein by reference)

10(b)(i)	Consolidated Stores Corporation Amended and Restated Directors Stock Option Plan (Exhibit 10(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

10(c)	Consolidated Stores Corporation Supplemental Savings Plan (Exhibit 10(r) to the Company’s Registration Statement (No. 33-42692) on Form S-8 and incorporated herein by reference)

10(d)	CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

10(d)(i)	Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

10(d)(ii)	Amendment No. 2 to CSIC Pension Plan and Trust (Filed as an Exhibit to the Company’s Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

FORM 10-K	Page 47

Exhibit No.	Document

10(e)	Amended and Restated Credit Agreement dated as of May 15, 1998 by and among Consolidated Stores Corporation, an Ohio corporation (the “Borrower”), the BANKS (as defined), and The Bank of New York, in its capacity as Syndication Agent and as a Managing Agent, National City Bank, in its capacity as Administrative Agent (“Administrative Agent”) and as a Managing Agent, PNC Bank, National Association, in its capacity as Arranger, as Documentation Agent (the “Documentation Agent”) and as a Managing Agent, and Bank One, N.A., in its capacity as a Co-Syndication Agent and a Managing Agent and NationsBank, N.A., Fleet National Bank, Bank of America NT & SA, and First Union National Bank, as Managing Agents (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference)

10(f)	Transfer Agreement, dated as of May 9, 1997, among Consolidated Stores Corporation, an Ohio corporation, Nashua Hollis CVS, Inc., a New Hampshire corporation, The Bank of New York, a New York banking corporation, as Trustee, and each of the purchasers (as defined) (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1997, and incorporated herein by reference)

10(g)	Consolidated Stores Corporation, Note Agreement dated May 9, 1997, for $100,000,000 7% Senior Subordinated Notes Due May 4, 2000 (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1997, and incorporated herein by reference)

10(h)	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation relating to the purchase and sale of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit B to the Company’s Current Report on Form 8-K dated April 8, 1996, and incorporated herein by reference)

10(h)(i)	Amendment No. 1 to Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation relating to the purchase and sales of 100% of the Common Stock of Kay-Bee Center, Inc. (Exhibit 10 to the Company’s Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference)

10(i)	Agreement and Plan of Merger by and Among Consolidated Stores Corporation, MBC Consolidated Acquisition Corporation and Mac Frugal’s Bargains •Close-outs, Inc. dated as of November 4, 1997 (Exhibit 1 to the Company’s Current Report on Form 8-K dated November 5, 1997, and incorporated herein by reference)

10(j)	Employment Agreement with William G. Kelley (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference)

10(k)	Employment Agreement with Armen Bahadurian (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

10(l)	Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

10(m)	Employment Agreement with Michael L. Glazer (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, and incorporated herein by reference)

FORM 10-K	Page 48

Exhibit No.	Document

10(n)	Consulting Agreement, dated as of November 4, 1997, by and between Philip L. Carter and Consolidated Stores Corporation (Exhibit 2.2 to the Company’s Registration Statement (No. 333-41143) (included in Joint Proxy Statement/Prospectus as Annex B) on Form S-4 and incorporated herein by reference)

10(o)	Noncompetition Agreement, dated as of November 4, 1997, by and between Philip L. Carter and Consolidated Stores Corporation (Exhibit 2.3 to the Company’s Registration Statement (No. 333-41143) (included in Joint Proxy Statement/Prospectus as Annex C) on Form S-4 and incorporated herein by reference)

10(p)	Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

10(q)	The Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan (Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference)

10(r)	Form of Executive Severance Agreement of the Company (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference)

10(s)	Form of Senior Executive Severance Agreement of the Company (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference)

10(t)	Consolidated Stores Executive Benefits Plan (Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

21*	List of subsidiaries of the Company

23*	Consent of Deloitte & Touche LLP

24	Power of Attorney for William G. Kelley, Michael L. Glazer and Michael J. Potter (Exhibit 24 included in Part II of the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.1	Power of Attorney for David T. Kollat (Exhibit 24.1 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.2	Power of Attorney for Nathan P. Morton (Exhibit 24.2 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.3	Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.4	Power of Attorney for William A. Wickham (Exhibit 24.5 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.5	Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

FORM 10-K	Page 49

Exhibit No.	Document

24.6	Power of Attorney for W. Eric Carlborg (Exhibit 24.6 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

24.7	Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

27*	Financial Data Schedule

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

FORM 10-K	Page 50

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Cost and	Other		End of
	Period	Expense	Accounts	Deductions	Period

Fiscal year ended January 29, 2000:

Inventory valuation allowance(1)	$8,834	$14,902		$10,693	$13,043

Fiscal year ended January 30, 1999:

Inventory valuation allowance(1)	65,101	4,827		61,094	8,834

Fiscal year ended January 31, 1998:

Inventory valuation allowance(1)	11,826	92,812		39,537	65,101

(1)	Consists primarily of reserve for markdowns of aged goods and similar inventory reserves.

FORM 10-K	Page 51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED STORES CORPORATION

Date: April 27, 2000	By:	/s/ William G. Kelley ------------------------------------------------ William G. Kelley Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 27, 2000	/s/ William G. Kelley ------------------------------------------------ William G. Kelley Chairman of the Board, Chief Executive Officer and President

Date: April 27, 2000	/s/ Michael J. Potter ------------------------------------------------ Michael J. Potter Executive Vice President, Chief Financial and Accounting Officer

Date: April 27, 2000

Sheldon M. Berman W. Eric Carlborg Michael L. Glazer Directors	William G. Kelley David T. Kollat Brenda J. Lauderback Directors	Nathan Morton Dennis B. Tishkoff William A. Wickham Directors

Albert J. Bell, by signing his name hereto, does hereby sign this Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

/s/ Albert J. Bell ------------------------------------------------ Albert J. Bell Attorney-in-Fact

Dated: April 27, 2000

FORM 10-K	Page 52