Form 10-Q
period 2000-04-29
CONSOLIDATED STORES CORP /DE/
filed 2000-06-09
CIK 768835

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000	Commission file number 1-8897

CONSOLIDATED STORES CORPORATION

A Delaware Corporation
IRS No. 06-1119097
1105 North Market Street, Suite 1300
P. O. Box 8985
Wilmington, Delaware 19899
(302) 478-4896

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

The number of shares of Common Stock $.01 par value per share, outstanding as of June 5, 2000, was 111,358,070 and there were no shares of Nonvoting Common Stock, $.01 par value per share outstanding at that date.

FORM 10-Q

CONSOLIDATED STORES CORPORATION
QUARTERLY REPORT ON FORM 10-Q

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	7

Part II — Other Information

Signature	13

FORM 10-Q	Page 2

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 29, 2000	January 29, 2000

ASSETS

Current Assets:

Cash and cash equivalents	$56,789	$96,337

Inventories	1,226,962	1,146,387

Deferred income taxes	97,830	100,555

Other current assets	136,746	76,421

Total current assets	1,518,327	1,419,700

Property and equipment — net	741,229	729,985

Other assets	33,794	37,098

	$2,293,350	$2,186,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$375,112	$418,728

Accrued liabilities and income taxes	88,736	151,338

Current maturities of long-term obligations	157,183	140,696

Total current liabilities	621,031	710,762

Long-term obligations	270,416	60,546

Deferred income taxes	106,584	107,278

Minority interest and other liabilities	4,461	8,135

Commitments and contingencies

Stockholders’ equity:

Preferred stock — authorized 2,000 shares, $.01 par value; none issued

Common stock — authorized 290,000 shares, $.01 par value; issued 111,356 shares and 111,000 shares, respectively	1,114	1,110

Nonvoting common stock — authorized 8,000 shares, $.01 par value; none issued

Additional paid-in capital	411,616	407,647

Retained earnings	878,128	891,305

Total stockholders’ equity	1,290,858	1,300,062

	$2,293,350	$2,186,783

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q	Page 3

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share data)

	Thirteen weeks ended

	April 29, 2000	May 1, 1999

Net sales	$1,004,347	$923,747

Costs and expenses:

Cost of sales	601,057	538,500

Selling and administrative expenses	422,772	386,567

Interest expense	5,435	4,830

	1,029,264	929,897

Loss before income taxes and minority interest	(24,917)	(6,150)

Income taxes (benefit)	(9,842)	(2,429)

Loss before minority interest	(15,075)	(3,721)

Minority interest in net loss of consolidated subsidiary	1,898

Net loss	$(13,177)	$(3,721)

Loss per common share	$(0.12)	$(0.03)

Loss per common share — diluted	$(0.12)	$(0.03)

Average common shares outstanding	111,105	109,840

Dilutive effect of stock options

Diluted	111,105	109,840

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q	Page 4

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Thirteen weeks ended

	April 29, 2000	May 1, 1999

Operating Activities:

Net loss	$(13,177)	$(3,721)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	27,503	21,337

Deferred income taxes	2,029	(518)

Minority interest in consolidated subsidiary	(1,898)

Other	3,843	3,929

Change in assets and liabilities	(247,115)	(85,415)

Net cash used in operating activities	(228,815)	(64,388)

Investing Activities:

Capital expenditures	(37,504)	(35,375)

Other	354

Net cash used in investing activities	(37,150)	(35,375)

Financing Activities:

Proceeds from credit arrangements	226,357	89,708

Proceeds from exercise of stock options	60	6,772

Payments of senior notes and long-term obligations		(93)

Net cash provided by financing activities	226,417	96,387

Decrease in cash and cash equivalents	$(39,548)	$(3,376)

Supplemental Disclosure of Cash Flow Information:

Income taxes paid	$64,964	$39,813

Interest paid	$5,530	$6,641

The accompanying notes are an integral part of these condensed financial statements.

Form 10-Q	Page 5

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at April 29, 2000, and the condensed consolidated statements of income and statements of cash flows for the thirteen week period ended April 29, 2000 and May 1, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000. Interim results are not necessarily indicative of results for a full year.

Note 2 — Recent Accounting Pronouncements

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

Note 3 — New Business

On June 25, 1999, a wholly-owned subsidiary of the Company and BrainPlay.com, Inc., an unaffiliated entity, entered into a Contribution Agreement to form KBkids.com LLC as a joint venture. KBkids.com LLC operates an online retail business offering toys, video games, software and videos. Under the Contribution Agreement, the Company received 80% of the membership units in KBkids.com LLC in exchange for contributing cash of $80,000,000 and intangibles valued at $4,000,000. BrainPlay.com, Inc., received the remaining 20% of the membership units in exchange for contributing substantially all of its assets and liabilities including its Web site, technology infrastructure and management team.

Terms of the Contribution Agreement provide, among other matters, that the Company or its affiliates can not sell toy products on the Internet until December 31, 2001, or one year after the completion of a capital markets transaction, whichever comes first. In addition, as long as the Company owns a majority of the membership interests of KBkids.com LLC neither the Company nor its affiliates can sell any toy products on the Internet, unless they are “closeouts.”

Under various operating, service and supply agreements, the Company provides KBkids.com LLC a number of services, including certain executive, human resources, legal, finance, treasury, tax, purchasing and merchandising services. The cost of these services are allocated according to established methodologies as determined at arms length.

FORM 10-Q	Page 6

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR” PROVISIONS OF THE
SECURITIES LITIGATION REFORM ACT OF 1995

All forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this annual report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements and, among other things, are based on the Company’s current best estimates that may be proven incorrect as additional information becomes available. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. Additionally, the following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise, and ability to hire and train associates.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, as well as, the Company’s periodic reports filed with the Securities and Exchange Commission.

RECENT ANNOUNCEMENTS

On March 14, 2000 the Company announced the engagement of the investment banking firm of Credit Suisse First Boston to assist in pursuing strategic repositioning alternatives. The review is to explore all viable strategic alternatives, including but not limited to, recapitalization, business divestitures or combinations, stock repurchases, or other means of enhancing shareholder value. No assurance is provided regarding the outcome of the review, or that any transaction will occur, or the timing thereof.

On April 13, 2000, KBkids.com announced that due to unfavorable market conditions, it has postponed its previously announced initial public offering.

OVERVIEW

The Company is a leading value retailer specializing in closeout merchandise and toys. The Company is the largest retailer of closeout products and the largest enclosed mall-based toy retailer in the United States. The Company’s goal is to build upon its leadership position in closeout retailing, toy retailing and children’s products by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths made it a low-cost value retailer well-positioned for future growth.

FORM 10-Q	Page 7

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At May 29, 2000, the Company operated a total of 2,554 stores in all 50 states, Puerto Rico and Guam and conducted online sales of children’s products. Retail operations are conducted primarily under the following names:

Closeout	Toy

Odd Lots	K•B Toys

Big Lots	K•B Toy Works

Big Lots Furniture	K•B Toy Outlet

Mac Frugal’s Bargains • Close-outs	KBkids.com

Pic ‘N’ Save

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

	Thirteen weeks ended

	April 29, 2000	May 1, 1999

Net Sales:

Closeout	71.0%	68.5%

Toy	28.0	30.2

Total Retail	99.0	98.7

Wholesale, corporate and other	1.0	1.3

Total Net Sales	100.0	100.0

Gross Profit:

Closeout	42.2	43.6

Toy	35.4	38.2

Total Retail	40.3	41.9

Wholesale, corporate and other	24.8	23.8

Total Gross Profit	40.2	41.7

FORM 10-Q	Page 8

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Thirteen weeks ended

	April 29, 2000	May 1, 1999

Operating profit (loss):

Closeout	3.8	3.8

Toy	(16.6)	(9.2)

Total Retail	(1.9)	(0.2)

Wholesale, corporate and other	(2.4)	0.4

Total operating loss	(1.9)	(0.1)

Interest expense	0.6	0.6

Loss before income taxes and minority interest	(2.5)	(0.7)

Income taxes (benefit)	(1.0)	(0.3)

Loss before minority interest	(1.5)	(0.4)

Minority interest in net loss of consolidated subsidiary	(0.2)

Net loss	(1.3)%	(0.4)%

Retail stores in operation at end of period:

Closeout	1,246	1,153

Toy	1,308	1,324

	2,554	2,477

THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

Net Sales Net sales increased to $1,004.3 million for the thirteen week period ended April 29, 2000, from $923.7 million in the same period of 1999. This 8.7% increase was primarily attributable to the increased number of stores in operation during the comparative periods and a 3.4% comparable store sales increase.

Net sales and comparable store sales by operating unit were as follows:

	Thirteen weeks ended

Operating Segment	April 29, 2000	May 1, 1999	Percentage Change

	(In thousands)
Closeout	$712,865	$633,058	12.6%

Toy	281,208	279,168	0.7

Total Retail	994,073	912,226	9.0

Wholesale, corporate and other	10,274	11,521	10.8

	$1,004,347	$923,747	8.7%

FORM 10-Q	Page 9

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Thirteen weeks ended

Operating Segment	April 29, 2000	May 1, 1999

Comparable store sales:

Closeout	5.2%	6.4%

Toy	(0.8)	3.7

	3.4%	5.6%

Gross Profit As a percent to net sales, gross profit was 40.2% in the 2000 quarter compared to 41.7% in the previous year quarter. Retail gross profit excluding KBkids.com was 40.5% in comparison to 41.9% in the first quarters of 2000 and 1999, respectively. Closeout Stores gross profit percentage declined to 42.2% compared to 43.6% in the prior year period which is the result of a shift in the level of consumable merchandise available in the respective periods. Toy Stores, excluding KBkids.com, gross profit percentage fell to 36.0% from 38.2% in the comparative first quarters which is reflective of a reduced product mix of trended “in-line” toys which traditionally have a higher gross margin.

Gross profit by operating unit is as follows:

	Thirteen weeks ended

Operating Segment	April 29, 2000	May 1, 1999

	(In thousands)
Closeout	$301,145	$275,733

Toy	99,597	106,771

Total Retail	400,742	382,504

Wholesale, corporate and other	2,548	2,743

	$403,290	$385,247

Selling and Administrative Expenses As a percentage of net sales, selling and administrative expenses increased to 42.1% from 41.8% in the prior year quarter. Excluding KBkids.com selling and administrative expenses were 40.7% in the first quarter of 2000.

FORM 10-Q	Page 10

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling and administrative expenses by operating unit are as follows:

	Thirteen weeks ended

Operating Segment	April 29, 2000	May 1, 1999

	(In thousands)
Closeout	$273,686	$251,526

Toy	146,288	132,343

Total Retail	419,974	383,869

Wholesale, corporate and other	2,798	2,698

	$422,772	$385,567

Interest Expense Interest expense increased to $5.4 million in the first quarter of 2000 from $4.8 million in fiscal 1999, reflecting higher effective interest rates for borrowings in the period.

Income Taxes The effective tax rate of the Company is anticipated to be 39.5% in fiscal 2000.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and as necessary borrowings under available credit facilities. Working capital at April 29, 2000, was $897.3 million and for the thirteen week period then ended net cash used by operations was $228.8 million and capital expenditures were $37.5 million.

The Company has a Revolving Credit Facility which provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At April 29, 2000, approximately $361.4 million was available for borrowings under the Revolver and $160.0 million of uncommitted credit facilities were available.

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

FORM 10-Q	Page 11

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable

Item 2.	Changes in Securities. Not applicable

Item 3.	Defaults Upon Senior Securities. Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders.

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Topic

27 Financial Data Schedule

(b) Reports on Form 8-K. None

FORM 10-Q	Page 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED STORES CORPORATION
(Registrant)

Dated:	June 9, 2000	By:	/s/ Michael J. Potter
Michael J. Potter, Executive Vice President,
Chief Financial Officer, and
Principal Accounting Officer

FORM 10-Q	Page 13