Form 10-K/A
period 1999-01-30
CONSOLIDATED STORES CORP /DE/
filed 2000-06-28
CIK 768835

INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED STORES CORPORATION SAVINGS PLAN STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
CONSOLIDATED STORES CORPORATION SAVINGS PLAN STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
CONSOLIDATED STORES CORPORATION SAVINGS PLAN NOTES TO FINANCIAL STATEMENTS
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES December 31, 1998 (As Restated)
SCHEDULE OF REPORTABLE TRANSACTIONS Year Ended December 31, 1998
INDEPENDENT AUDITORS’ CONSENT
SIGNATURES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K/A

[X]        AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended January 30, 1999, to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1998 as restated.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN

Page No.

Independent Auditors’ Report	3

Financial Statements:

Statements of Net Assets Available for Benefits as of December 31, 1998 (Restated) and December 31, 1997	4

Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1998 (Restated)	5

Notes to Financial Statements	6

Supplemental Schedules:

Schedule of Assets Held for Investments as of December 31, 1998 (Restated)	13

Schedule of Reportable Transactions in Excess of Five Percent of Current Value of Plan Assets for the Year Ended December 31, 1998	14

Exhibits:

Independent Auditors’ Consent	15

Signatures	16

INDEPENDENT AUDITORS’ REPORT

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

As discussed in the Restatement note to the financial statements, the accompanying 1998 financial statements have been restated.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1998 (as restated), and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1998, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan’s administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 7, 1999
(June 16, 2000, as to the Restatement Note to the financial statements)

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,

	1998	1997

	(As Restated, See
	Restatement Note)
ASSETS

Investment in Securities:

Consolidated Stores Corporation

Common Shares	$21,068,301	$42,676,234

Investment in Mutual Funds:

Basic Value Fund	15,985,777	11,434,052

Capital Fund	8,844,077	6,207,534

Global Allocation Fund	6,077,860	4,932,645

Growth Fund	7,121,289	7,926,939

Investment in Money Market Funds	30,506,239	11,863,044

Contribution receivable from:

Consolidated Stores Corporation	5,350,492	3,421,236

Participants	340,342	194,733

Loans receivable	6,901,197	4,907,483

Receivable from nonqualified plan	254,615	333,909

	102,450,189	93,897,809

LIABILITIES

Payable to Plan participants		224,830

		224,830

Net assets available for Plan benefits	$102,450,189	$93,672,979

See notes to financial statements.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

For the Year Ended
December 31,
1998

(As Restated, See
Restatement Note)
INCREASE (DECREASE) IN PLAN ASSETS:

Contributions:

Participant contributions	$9,125,383

Company contributions	4,941,658

Investment Income:

Interest	510,376

Dividends	3,793,612

Net depreciation in fair value of investments	(25,585,147)

Transfer of Plan assets from acquired Company	26,554,147

TOTAL NET INCREASES	19,340,029

DECREASES IN PLAN ASSETS:

Benefits paid to Plan participants	10,378,590

Administrative expenses	184,229

TOTAL DECREASES	10,562,819

NET INCREASE IN PLAN ASSETS	8,777,210

NET ASSETS — Beginning of year	93,672,979

NET ASSETS — End of year	$102,450,189

See notes to financial statements.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS

PLAN DESCRIPTION

On December 31, 1998, there were 25,923 employees eligible to participate in the Plan. On that date 7,930 were actively participating.

The following brief description of the Consolidated Stores Corporation Savings Plan (“Plan”) provides only general information. Participants should refer to the Plan document for more complete information.

The purposes of the Plan are to encourage employee savings, to facilitate employee ownership of the Common Stock of Consolidated Stores Corporation, and to provide benefits during the employee’s participation in the Plan and upon retirement, death, disability or termination of employment.

The administrator of the Plan is Consolidated Stores Corporation Savings Plan Committee (“Committee”). The Trustee of the Plan is The Fifth Third Bank of Cincinnati. (see TRUST AGREEMENT).

All employees of Consolidated Stores Corporation and any of its subsidiaries (“Company”) which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the first day of the month following satisfaction of eligibility requirements. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $9,500 (or such larger amount in accordance with Code Section 402(g) which is $10,000 as of January 1, 1998) or 15% of their compensation for the plan year. For the Plan years 1998 and 1997 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 2% and 50% of the next 4%, of the employee’s first 6% contribution. The Company’s matching contributions may be made in the form of Common Stock of the Company.

Participants may elect to allocate their elective contribution to any of the Investment Funds (See INVESTMENT PROGRAMS) in increments of 1%. Additionally, this allocation may be revised or investment balances may be transferred by the participant upon notifying participant services by telephone.

Each participant shall be fully vested in the Company’s matching contributions allocable to their account in the event of retirement or other termination of employment on or after his or her 65th birthday, on account of disability, as defined, or by reason of death.

A participant whose employment terminates under circumstances other than those described in the preceding paragraph will be vested in a portion of the Company’s matching contribution based on years of service as follows:

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

PLAN DESCRIPTION — continued

Vested
Years of Service	Percentage

Less than 2	—

At least 2 but less than 3	25

At least 3 but less than 4	50

At least 4 but less than 5	75

5 or more	100

On termination of service due to death, disability, or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant’s vested interest in their account, or annual installments over a ten year period. For termination of service due to other reasons, a participant may receive the value of their vested interest as a lump-sum distribution. The portion of the Company’s matching contribution that is not fully vested will be forfeited at the time employment terminates. The Company has the right to terminate or amend the Plan at any time. In the event of termination, the Plan assets will be distributed to the participants, after payment of any expenses properly chargeable thereto, in proportion to their respective account balances.

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to the Loan and Short Term Investment fund from the Participant investment funds. One loan per participant may be outstanding at any time and the loan term may not exceed 5 years. Loans are secured by the balance in the participant’s account and bear interest at the prime rate plus 1% (rounded to the next 1/4%) as quoted in The Wall Street Journal as of the most recent quarters end when the loan application is approved. Loan repayments, including interest, are through regular payroll deductions. Loan balance may be paid off at any time without penalty.

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

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

TRUST AGREEMENT

Under a trust agreement The Fifth Third Bank of Cincinnati is responsible for investing the participants’ contributions in the funds designated by each participant. In addition, the trustee processes and distributes all distributions from the Plan based on information provided by the Company. Administrative fees due under the trust agreement are paid by the Company.

INVESTMENT PROGRAMS

During the years ended December 31, 1998 and 1997, participants could direct their contributions to different funds of the Plan as described below:

Money Market Funds

Merrill Lynch Retirement Preservation Trust. According to the fund prospectus, the Merrill Lynch Retirement Preservation Trust (“RP Trust”) is a collective trust fund that invests primarily in Investment Contracts (GlCs) and United States Government and United States Government Agency securities.

Mutual Funds

Merrill Lynch Basic Value Fund, Inc. According to the fund prospectus, the Merrill Lynch Basic Value Fund, Inc. (“BV Fund”) is a diversified, open-end, investment company seeking capital appreciation and, secondarily, income by investing in securities, primarily equities.

Merrill Lynch Capital Fund, Inc. According to the fund prospectus, the Merrill Lynch Capital Fund, Inc. (“Capital Fund”) seeks to achieve the highest total investment return consistent with prudent risk through a fully managed investment policy utilizing equity, debt (including money market) and convertible securities.

Merrill Lynch Global Allocation Fund, Inc. According to the fund prospectus, the Merrill Lynch Global Allocation Fund, Inc. (“Global Fund”) is a non-diversified mutual fund seeking high total investment return, through a fully-managed investment policy utilizing United States and foreign equity, debt, and money market securities.

Merrill Lynch Growth Fund. According to the fund prospectus, the Merrill Lynch Growth Fund (“Growth Fund”) is a mutual fund seeking to provide growth of capital and, secondarily, income by investing in a diversified portfolio of primarily equity securities.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

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

TRANSFERRED ASSETS

Effective January 16, 1998, the Company acquired Mac Frugal’s Bargains • Closeouts, Inc (Mac Frugal’s) through a pooling of interest. As a result of this combination, eligible associates of Mac Frugal’s were transferred into the Company’s Plan in May of 1998.

SUBSEQUENT EVENT

Effective February 1, 1999, three additional funds to which participants could direct their contributions were made available. These funds are the Janus Twenty Fund, Fidelity US Bond Fund and Dreyfus S&P 500 Index Fund.

RESTATEMENT

Subsequent to the issuance of the Plan’s 1998 financial statements, the Plan’s management determined that a transaction involving Consolidated Stores Corporation common shares was recorded twice in the Plan’s financial statements thereby overstating the value of the Plan’s recorded investment in the common shares. As a result, the Plan’s 1998 financial statements have been restated from the amounts previously reported to reflect the appropriate recording of this transaction. A summary of the significant effects of the restatement is as follows:

	As Previously
	Reported	As Restated

At December 31, 1998

Consolidated Stores Corporation — Common Shares	$39,141,595	$21,068,301

Net assets available for plan benefits	120,523,483	102,450,189

For the year ended December 31, 1998

Net depreciation in fair value of investments	(7,511,853)	(25,585,147)

Net increase in plan assets	26,850,504	8,777,210

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

	December 31, 1998

		Loan and
		Short-term	Retirement
	Number of	Investment	Preservation	Basic Value	Capital
	Shares	Fund	Trust	Fund	Fund

ASSETS

Investment in Securities:

Consolidated Stores Corporation Common Stock	1,043,631	$	$	$	$

Investment in Mutual Funds:

Basic Value Fund	420,613			15,985,777

Capital Fund	256,972				8,844,077

Global Allocation Fund	480,416

Growth Fund	323,329

Investment in Money Market Funds	30,506,239		30,506,239

Contribution receivable from:

Consolidated Stores Corporation

Participants		74,775	81,826	42,556	27,943

Loans receivable		6,901,197

Receivable from nonqualified plan			38,170	38,028	15,749

		$6,975,972	$30,626,235	$16,066,361	$8,887,769

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 1998

	Global
	Allocation	Growth	Company	Plan
	Fund	Fund	Stock Fund	Total

ASSETS

Investment in Securities:

Consolidated Stores Corporation Common Stock	$	$	$21,068,301	$21,068,301

Investment in Mutual Funds:

Basic Value Fund				15,985,777

Capital Fund				8,844,077

Global Allocation Fund	6,077,860			6,077,860

Growth Fund		7,121,289		7,121,289

Investment in Money Market Funds				30,506,239

Contribution receivable from:

Consolidated Stores Corporation			5,350,492	5,350,492

Participants	22,710	33,893	56,639	340,342

Loans receivable				6,901,197

Receivable from nonqualified plan	12,313	20,014	130,341	254,615

	$6,112,883	$7,175,196	$26,605,773	$102,450,189

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM — continued

	December 31, 1997

		Loan and
		Short-term	Retirement
	Number of	Investment	Preservation	Basic Value	Capital
	Shares	Fund	Trust	Fund	Fund

ASSETS

Investment in Securities:

Consolidated Stores Corporation Common Stock	970,731	$	$	$	$

Investment in Mutual Funds:

Basic Value Fund	308,360			11,434,052

Capital Fund	179,879				6,207,534

Global Allocation Fund	248,844

Growth Fund	275,682

Investment in Money Market Funds	11,863,044		11,863,044

Contribution receivable from:

Consolidated Stores Corporation

Participants		45,457	33,046	25,471	15,276

Loans receivable		4,907,483

Receivable from nonqualified plan			31,340	44,361	26,588

		4,952,940	11,927,430	11,503,884	6,249,398

LIABILITIES

Payable to Plan participants			76,435	48,283	10,191

			76,435	48,283	10,191

		$4,952,940	$11,850,995	$11,455,601	$6,239,207

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 1997

	Global
	Allocation	Growth	Company	Plan
	Fund	Fund	Stock Fund	Total

ASSETS

Investment in Securities:

Consolidated Stores Corporation Common Stock	$	$	$42,676,234	$42,676,234

Investment in Mutual Funds:

Basic Value Fund				11,434,052

Capital Fund				6,207,534

Global Allocation Fund	4,932,645			4,932,645

Growth Fund		7,926,939		7,926,939

Investment in Money Market Funds				11,863,044

Contribution receivable from:

Consolidated Stores Corporation			3,421,236	3,421,236

Participants	14,670	18,134	42,679	194,733

Loans receivable				4,907,483

Receivable from nonqualified plan	23,869	28,844	178,907	333,909

	4,971,184	7,973,917	46,319,056	93,897,809

LIABILITIES

Payable to Plan participants	9,635	20,915	59,371	224,830

	9,635	20,915	59,371	224,830

	$4,961,549	$7,953,002	$46,259,685	$93,672,979

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

	For the Year Ended December 31, 1998

	Loan and Short-	Retirement
	term Investment	Preservation	Basic Value	Capital
	Fund	Trust	Fund	Fund

INCREASE IN PLAN ASSETS:

Contributions:

Participant contributions	$	$2,911,089	$1,438,187	$872,837

Company contributions

Investment Income:

Interest	510,376

Dividend		1,191,923	1,244,313	518,256

Transfer of Plan assets from acquired Company	26,554,147

TOTAL INCREASES	27,064,523	4,103,012	2,682,500	1,391,093

DECREASES (INCREASES) IN PLAN ASSETS:

Net (appreciation) depreciation in fair value of investments		(15,557)	(49,974)	221,049

Benefits paid to participants and administrative expenses	749,483	3,071,360	1,437,331	630,328

Interfund transfers — net	24,292,008	(17,728,031)	(3,315,617)	(2,108,846)

TOTAL DECREASES (INCREASES)	25,041,491	(14,672,228)	(1,928,260)	(1,257,469)

NET INCREASE (DECREASE) IN PLAN ASSETS	2,023,032	18,775,240	4,610,760	2,648,562

NET ASSETS — Beginning of year	4,952,940	11,850,995	11,455,601	6,239,207

NET ASSETS — End of year	$6,975,972	$30,626,235	$16,066,361	$8,887,769

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended December 31, 1998

	Global		Company Stock	Plan
	Allocation Fund	Growth Fund	Fund	Total

INCREASE IN PLAN ASSETS:

Contributions:

Participant contributions	$768,351	$1,252,617	$1,882,302	$9,125,383

Company contributions			4,941,658	4,941,658

Investment Income:

Interest				510,376

Dividend	695,063	142,597	1,460	3,793,612

Transfer of Plan assets from acquired Company				26,554,147

TOTAL INCREASES	1,463,414	1,395,214	6,825,420	44,925,176

DECREASES (INCREASES) IN PLAN ASSETS:

Net (appreciation) depreciation in fair value of investments	766,960	2,231,664	22,431,005	25,585,147

Benefits paid to participants and administrative expenses	551,530	794,873	3,327,914	10,562,819

Interfund transfers — net	(1,006,410)	(853,517)	720,413

TOTAL DECREASES (INCREASES)	312,080	2,173,020	26,479,332	36,147,966

NET INCREASE (DECREASE) IN PLAN ASSETS	1,151,334	(777,806)	(19,653,912)	8,777,210

NET ASSETS — Beginning of year	4,961,549	7,953,002	46,259,685	93,672,979

NET ASSETS — End of year	$6,112,883	$7,175,196	$26,605,773	$102,450,189

CONSOLIDATED STORES CORPORATION SAVINGS PLAN

Item 27(a) — SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
December 31, 1998
(As Restated, see Note 1)

		Purchase Cost		Market Value

	No. of Shares or
Security Description	Units	Share or Unit	Total	Share or Unit	Total

Company Stock Fund

* Consolidated Stores Corporation Common Stock	1,043,631	$27.354	$28,547,777	$20.188	$21,068,301

Mutual Funds

* Merrill Lynch Basic Value Fund	420,613	$28.653	12,052,029	$38.006	15,985,777

* Merrill Lynch Global Allocation Fund	256,972	$32.982	8,475,523	$34.417	8,844,077

* Merrill Lynch Capital Fund	480,416	$13.263	6,371,606	$12.651	6,077,860

* Merrill Lynch Growth Fund	323,329	$25.677	8,302,053	$22.025	7,121,289

Money Market Funds

* Merrill Lynch Retirement Preservation Trust	30,506,239	$1.000	28,740,227	$1.000	30,506,239

Loans Receivable	6,901,197	$1.000	6,901,197	$1.000	6,901,197

* Represents a party-in-interest.

NOTE 1.	Subsequent to the issuance of the Plan’s 1998 financial statements, the Plan’s management determined that a transaction involving Consolidated Stores Corporation common shares was recorded twice in the Plan’s financial statements thereby overstating the market value of the Plan’s recorded investment in the common shares and the corresponding per share amount. As a result, the market value per share and the market value of the Plan’s investment in the common shares of Consolidated Stores Corporation contained in the Plan’s Schedule of Assets Held for Investment Purposes has been restated from $37.500 to $20.188, and from $39,141,595 to $21,068,301, respectively, to reflect the appropriate recording of this transaction.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN

Item 27(d) — SCHEDULE OF REPORTABLE TRANSACTIONS
Year Ended December 31, 1998

	Purchases		Sales

	No. of		No. of			Gain
Security Description	Transactions	Amount	Transactions	Proceeds	Cost	(Loss)

Company Stock Fund

* Consolidated Stores Corporation Common Stock	161	$9,438,193	256	$7,731,238	$4,546,806	$3,184,432

Mutual Funds

* Merrill Lynch Basic Value Fund	147	5,604,246	102	2,362,517	1,973,846	388,671

* Merrill Lynch Growth Fund	130	4,222,534	106	2,949,955	3,300,896	(350,941)

* Merrill Lynch Capital Fund	134	3,645,030	86	1,302,387	1,267,681	34,706

Money Market Funds

* Merrill Lynch Retirement Preservation Trust	126	23,276,674	111	5,825,402	5,825,402

* Represents a party-in-interest.

INDEPENDENT AUDITORS’ CONSENT

We hereby consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan (v) Post Effective Amendment No. 2 to Registration Statement No. 333-2545 on Form S-3 pertaining to the issuance of Consolidated Stores Corporation Common Shares (vi) Registration Statement No. 333-32063 on Form S-8 pertaining to Consolidated Stores Corporation 1996 Performance Incentive Plan and (vii) Registration Statement No. 333-41143 on Form S-4 pertaining to the issuance of Consolidated Stores Corporation Common Shares of our report dated May 7, 1999, June 16, 2000 as to the Restatement Note (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in the Restatement Note to the financial statements), relating to the financial statements of Consolidated Stores Corporation Savings Plan, appearing in this Amendment No. 2 to the Annual Report on Form 10-K of Consolidated Stores Corporation for the year ended January 30, 1999.

Deloitte & Touche LLP

Dayton, Ohio
June 26, 2000

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

By: /s/ Brad A. Waite

Brad A. Waite, Senior Vice President Human Resources

Dated: June 26, 2000