Form 10-K/A
period 2000-01-29
CONSOLIDATED STORES CORP /DE/
filed 2000-06-28
CIK 768835

INDEPENDENT AUDITORS’ REPORT
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
NOTES TO FINANCIAL STATEMENTS
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT YEAR END December 31, 1999
SCHEDULE OF REPORTABLE TRANSACTIONS Year Ended December 31, 1999
INDEPENDENT AUDITORS’ CONSENT
SIGNATURES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2000

Commission file number 1-8897

CONSOLIDATED STORES CORPORATION

A Delaware Corporation
IRS No. 06-1119097
1105 North Market Street, Suite 1300
P.O. Box 8985
Wilmington, Delaware 19899
(302) 478-4896

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K/A or any amendment to this FORM 10-K/A [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non affiliates of the Registrant was $1,282,004,683 on April 20, 2000. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non affiliates was computed as 5,624,044 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of April 20, 2000, was 111,356,389 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement are incorporated by reference into Part III.

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended January 29, 2000, to include the following information and financial statements required by Form 11-K with respect to the Consolidated Stores Corporation Savings Plan (Plan) for the year ended December 31, 1999.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN

Page No.

Independent Auditors’ Report	3

Financial Statements as of December 31, 1999 and 1998 and for the year ended December 31, 1999:

Statements of Net Assets Available for Benefits	4

Statement of Changes in Net Assets Available for Benefits	5

Notes to Financial Statements	6

Supplemental Schedules as of December 31, 1999 and 1998 and for the year then ended:

Schedule of Assets Held for Investment Purposes at end of Year	12

Schedule of Reportable Transactions	13

Exhibits:

Independent Auditors’ Consent	14

Signatures	15

INDEPENDENT AUDITORS’ REPORT

To the Plan Administrator of the Consolidated Stores Corporation Savings Plan:

We have audited the accompanying statements of net assets available for benefits of the CONSOLIDATED STORES CORPORATION SAVINGS PLAN (the Plan) as of December 31, 1999 and 1998, and the related statement of changes in net assets available for benefits for the year ended December 31, 1999. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999 and 1998, and the changes in net assets available for benefits for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1999, and (2) reportable transactions in excess of five percent of the current value of Plan assets for the year ended December 31, 1999, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan’s administrator. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1999 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Dayton, Ohio
June 16, 2000

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,

	1999	1998

ASSETS

Investment at fair value:

Consolidated Stores Corporation
Common Shares	$22,214,168	$21,068,301

Mutual Funds:

Merrill Lynch Basic Value Fund	13,416,446	15,985,777

Merrill Lynch Capital Fund	6,875,616	8,844,077

Merrill Lynch Global Allocation Fund	6,641,860	6,077,860

Merrill Lynch Growth Fund	6,145,535	7,121,289

Dreyfus S&P 500 Index Fund	3,443,617

Fidelity U.S. Bond Fund	932,511

Janus Twenty Fund	8,786,886

Money Market Funds	27,949,536	30,506,239

Participant loans	7,266,313	6,901,197

Total investments	103,672,488	96,504,740

Contribution receivable from:

Consolidated Stores Corporation	5,161,822	5,350,492

Participants	347,805	340,342

Income receivable	513,590

Receivable from nonqualified plan		254,615

Cash	53,474

Net assets available for benefits	$109,749,179	$102,450,189

See notes to financial statements.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

For the Year
Ended
December 31,
1999

INCREASE IN PLAN ASSETS:

Contributions:

Participant contributions	$9,211,552

Company contributions	5,161,822

Rollovers	378,848

Investment Income:

Interest	574,738

Dividend	5,216,875

Net depreciation in fair value of investments	(425,774)

TOTAL INCREASES	20,118,061

DECREASES IN PLAN ASSETS:

Benefits paid to Plan participants	12,490,009

Administrative expenses	329,062

TOTAL DECREASES	12,819,071

NET INCREASE IN PLAN ASSETS	7,298,990

NET ASSETS — Beginning of year	102,450,189

NET ASSETS — End of year	$109,749,179

See notes to financial statements.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS

PLAN DESCRIPTION

On December 31, 1999, there were 22,764 employees eligible to participate in the Plan. On that date 8,215 were actively participating.

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

All employees of Consolidated Stores Corporation and any of its subsidiaries (“Company”) which have adopted the Plan are eligible to participate. Participants must have attained age twenty-one and have completed one year of service prior to eligibility. Eligible employees may begin participation on the first day of the month following satisfaction of eligibility requirements. For any plan year, participants may contribute to the Plan any whole dollar amount not less than 1% of their compensation for such plan year but not more than the lesser of $9,500 (or such larger amount in accordance with Code Section 402(g) which is $10,000 as of January 1, 1999) or 15% of their compensation for the plan year. For the Plan years 1999 and 1998 the Company made matching contributions to the Plan on behalf of participants in an amount equal to 100% of the first 2% and 50% of the next 4%, of the employee’s first 6% contribution. The Company’s matching contributions may be made in the form of Common Stock of the Company.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Investments. Investments are reflected in the accompanying statement of net assets available for benefits at market value, which is the valuation of the security or interest in an equity fund at year-end as determined by the quoted market price.

Income recognition. Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

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

INVESTMENT PROGRAMS

Participants could direct their contributions to different funds of the Plan as described below:

Money Market Funds

Merrill Lynch Retirement Preservation Trust. According to the fund prospectus, the trust is a collective trust fund that invests primarily in Investment Contracts (GlCs) and United States Government and United States Government Agency securities.

Mutual Funds

Merrill Lynch Basic Value Fund, Inc. According to the fund prospectus, the Fund’s investment objective is to seek capital appreciation and, secondarily, income by investing in securities, primarily equities, that management of the Fund believes are undervalued and therefore represent basic investment value.

The Fund invests primarily in stocks that its management believes are undervalued, which means that their prices are less than Fund management believes they are worth. Fund management places particular emphasis on companies with below average price/earnings ratios that may pay above average dividends. The Fund purchases primarily common stocks of U.S. companies in trying to meet its goals. The Fund may also invest in securities issued by foreign companies.

Merrill Lynch Capital Fund, Inc. According to the fund prospectus, the investment objective of the Fund is to seek the highest total investment return through a fully managed investment policy utilizing equity, debt (including money market) and convertible securities.

The Fund invests in equities and debt securities (including short term securities). Fund management shifts the allocation among these securities types. The proportion the Fund invests in each category at any given time depends on Fund management’s view of how attractive that category appears relative to the others. This flexibility is the keystone of the Fund’s investment strategy. Although the Fund has the flexibility to invest entirely in debt securities, entirely in equity securities or partially in equity securities and partially in debt securities, Fund management expects that usually a majority of the Fund’s assets will be stocks of large companies. The Fund’s management chooses securities using a fundamental, value-oriented investment style. The Fund purchases primarily U.S. securities, but can also buy foreign securities, including securities denominated in foreign currencies. The Fund may invest in debt securities of any maturity. The Fund may also invest in high yield or “junk” bonds.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

Mutual Funds — continued

Merrill Lynch Global Allocation Fund, Inc. According to the fund prospectus, the investment objective of the Fund is to provide high Total Investment Return* through a fully managed investment policy utilizing United States and foreign Equity*, debt and money market securities, the combination of which will be varied from time to time both with respect to types of securities and markets in response to changing market and economic trends.

The Fund invests in a portfolio of equity, debt and money market securities. Generally, the Fund’s portfolio will include both equity and debt securities. At any given time, however, the Fund may emphasize either debt securities or equity securities. In selecting equity investments, the Fund mainly seeks securities that Fund management believes are undervalued. The Fund may buy debt securities of varying maturities. The Fund may invest in high yield or “junk” bonds and in certain types of “derivative” securities. When choosing investments, Fund management considers various factors, including opportunities for equity or debt investments to increase in value, expected dividends and interest rates.

Generally, the Fund will invest primarily in the securities of corporate and governmental issuers located in North and South America, Western Europe, Australia and the Far East. The Fund may emphasize foreign securities when Fund management expects these investments to outperform U.S. securities. When choosing investment markets, Fund management considers various factors, including economic and political conditions, potential for economic growth and possible changes in currency exchange rates.

* As defined in the fund prospectus.

Merrill Lynch Growth Fund. According to the fund prospectus, the investment objective of the Fund is to seek growth of capital and, secondarily, income. In other words, it tries to choose investments that will increase in value. The Fund may also select certain investments based on their ability to produce current income. However, the Fund’s investments emphasize growth of capital more than current income.

The Fund invests primarily in Common Stock* of companies that Fund management believes have the potential to achieve above average growth rates in earnings, revenues, cash flow or enterprise value. The Fund may also purchase Preferred Stock* and Convertible Securities*. The Fund focuses on companies with medium to large stock market capitalizations. The Fund invests a majority of its assets in U.S. companies, but may invest a portion of its assets in foreign companies. The Fund may invest in securities denominated in foreign currencies. The Fund is a non-diversified fund, which means that it can invest more of its assets in fewer companies than other funds.

* As defined in the fund prospectus.

Dreyfus S&P 500 Index Fund. The portfolio seeks to match the performance of the Standard & Poor’s 500 Composite Stock Price Index. To pursue this goal, the fund generally is fully invested in stocks included in the index, and in futures whose performance is tied to the index.

The fund attempts to have a correlation between its performance and that of the index of at least .95, before expenses. A correlation of 1.00 would mean that the fund and the index were perfectly correlated.

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

Mutual Funds — continued

The fund generally invests in all 500 stocks in the S&P 500 in proportion to their weighting in the index. The S&P 500 is an unmanaged index of 500 common stocks chosen to reflect the industries of the U.S. economy and is often considered a proxy for the stock market in general. Each stock is weighted by its market capitalization, which means larger companies have greater representation in the index than smaller ones. The fund may also use stock index futures as a substitute for the sale or purchase of securities.

Fidelity US bond Index Fund. The fund seeks to provide investment results that correspond to the total return of the bonds in the Lehman Brothers Aggregate Bond Index (the Aggregate Bond Index). The Fund invests in a mix of securities designed to correspond to the total return of the Aggregate Bond Index. Under normal conditions the fund invests at least 80% of its total assets in bonds included in the Aggregate Bond Index.

Janus Twenty Fund. According to the fund prospectus, the Fund invests primarily in common stocks selected for their growth potential. The Fund normally concentrates its investments in a core group of 20-30 common stocks.

The Fund may invest without limit in foreign equity and debt securities and less than 35% of its net assets in high-yield/high-risk bonds.

The portfolio manager applies a “bottom up” approach in choosing investments. In other words, he looks for companies with earnings growth potential one at a time. If the portfolio manager is unable to find investments with earnings growth potential, a significant portion of the Fund’s assets may be in cash or similar investments.

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

NONPARTICIPANT DIRECTED INVESTMENTS

Information about the net assets and the significant components of changes in net assets relating to nonparticipant-directed investments is as follows:

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
(Continued)

	December 31,

	1999	1998

Net Assets:

Consolidated Stores Corporation common shares	$22,214,168	$21,068,301

Year ended
December 31,
1999

Changes in Net Assets

Contributions	$7,457,038

Net depreciation	(4,590,330)

Benefits paid to Plan participants	(2,086,702)

Administrative expenses	(111,219)

Transfer from participant directed investments	477,080

$1,145,867

INVESTMENTS

The following presents investments that represent 5 percent or more of the Plan’s net assets.

	December 31,

	1999	1998

Consolidated Stores Corporation common shares*	$22,214,168	$21,068,301

Merrill Lynch Basic Value Fund	13,416,446	15,985,777

Merrill Lynch Capital Fund	6,875,616	8,844,077

Merrill Lynch Global Allocation Fund	6,641,860	6,077,860

Merrill Lynch Growth Fund	6,145,535	7,121,289

Merrill Lynch Retirement Preservation Fund	27,949,536	30,506,239

Janus Twenty Fund	8,786,886

Participant Loans	7,266,313	6,901,197

* Nonparticipant directed

During 1999, the Plan’s investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value as follows:

Common stock	$(4,590,330)

Mutual funds	4,164,556

$(425,774)

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT YEAR END
December 31, 1999

(a)	(b)	(c)	(d)	(e)
		Description of investment
	Identity of issue,	including maturity date, rate
	borrower, lessor or	of interest, collateral, par or
	similar party	maturity value	Cost	Current Value

	Common Stock:

*	Consolidated Stores Corporation	Common Stock; 1,367,026 shares	$33,860,052	$22,214,168

	Money Market Fund:

	Merrill Lynch	Retirement Preservation Trust; 27,949,536 shares	27,949,536	27,949,536

	Mutual Funds:

	Merrill Lynch	Basic Value Fund; 351,676 shares	11,155,469	13,416,446

	Merrill Lynch	Capital Fund; 214,939 shares	7,126,717	6,875,616

	Merrill Lynch	Global Allocation Fund; 473,742 shares	6,405,865	6,641,860

	Merrill Lynch	Growth Fund; 224,126 shares	5,535,782	6,145,535

	Dreyfus	S&P 500 Index Fund; 80,252 shares	3,134,682	3,443,617

	Fidelity	U.S. Bond Fund; 91,512 shares	979,204	932,511

	Janus	Twenty Fund; 105,320 shares	6,676,472	8,786,886

	Total Mutual Funds		41,014,191	46,242,471

	Participant loans	8% — 10%	7,266,313	7,266,313

	Total assets held for investment purposes at year end		$110,090,092	$103,672,488

* Party-in-interest

CONSOLIDATED STORES CORPORATION SAVINGS PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
Year Ended December 31, 1999

(a)	(b)	(c)	(d)	(g)	(h)	(i)
Current Value
	Description of	Purchase			on Transaction
Identity of party involved	Asset	Price	Selling Price	Cost of Asset	Date	Net Loss

Type (iii) Series transactions in excess of five percent of assets:

Consolidated Stores Corporation*	Common stock	$10,496,374 (1)	$4,751,858	$5,184,099	$15,248,232	$(432,241)

*Party-in-interest

Columns (e) and (f) have been omitted because they are not applicable.

There were no reportable type (i), (ii) or (iv) transaction during 1999.

(1)	Includes a non–cash contribution made by Consolidated Stores Corporation of 263,157 common shares, with a fair value at the contribution date of $5,460,508.

INDEPENDENT AUDITORS’ CONSENT

We hereby consent to the incorporation by reference in (i) Registration Statement No. 33-42502 on Form S-8 pertaining to Consolidated Stores Corporation Director Stock Option Plan (ii) Registration Statement No. 33-42692 on Form S-8 pertaining to Consolidated Stores Corporation Supplemental Savings Plan (iii) Post Effective Amendment No. 2 to Registration Statement No. 33-6068 on Form S-8 pertaining to Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan (iv) Post Effective Amendment No. 1 to Registration Statement No. 33-19378 on Form S-8 pertaining to Consolidated Stores Corporation Savings Plan (v) Post Effective Amendment No. 2 to Registration Statement No. 333-2545 on Form S-3 pertaining to the issuance of Consolidated Stores Corporation Common Shares (vi) Registration Statement No. 333-32063 on Form S-8 pertaining to Consolidated Stores Corporation 1996 Performance Incentive Plan and (vii) Registration Statement No. 333-41143 on Form S-4 pertaining to the issuance of Consolidated Stores Corporation Common Shares of our report dated June 16, 2000, appearing in this Amendment No. 1 to Annual Report on Form 10-K of Consolidated Stores Corporation for the year ended January 29, 2000.

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

Brad A. Waite, Senior Vice President Human Resources

Dated: June 26, 2000