Form 10-Q
period 2000-07-29
CONSOLIDATED STORES CORP /DE/
filed 2000-09-12
CIK 768835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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








Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
The number of shares of Common Stock, $.01 par value per share, outstanding as of September 7, 2000, was 111,450,511 and there were no shares of Nonvoting Common Stock, $.01 par value per share, outstanding at that date.

FORM 10-Q

                         CONSOLIDATED STORES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX
                                      -----


                                                                                    Page
                                                                                    ----
Part I - Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets                                3

                 Condensed Consolidated Statements of Operations                      4

                 Condensed Consolidated Statements of Cash Flows                      5

                 Notes to Condensed Consolidated Financial Statements                 6

         Item 2. Management's Discussion and Analysis of Financial

                 Condition and Results of Operations                                  8

Part II - Other Information

         Item 1. Legal Proceedings                                                   11

         Item 2. Changes in Securities                                               11

         Item 3. Defaults Upon Senior Securities                                     11

         Item 4. Submission of Matters to a Vote of Security Holders                 11

         Item 5. Other Information                                                   12

         Item 6. Exhibits and Reports on Form 8-K                                    12

         Signature                                                                   13


FORM 10-Q                                                                 Page 2

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                              July 29,        January 29,
ASSETS                                                                         2000              2000
                                                                              ----------      ----------
                                                                             (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                     $   59,885      $   96,337
Inventories                                                                      863,126         735,926
Deferred income taxes                                                             74,354          68,282
Other current assets                                                              64,424          42,216
------------------------------------------------------------------------      ----------      ----------

Total current assets                                                           1,061,789         942,761
------------------------------------------------------------------------      ----------      ----------

Property and equipment - net                                                     456,070         433,077
Other assets                                                                       4,222           4,713
Net assets of discontinued segment                                               667,807         482,148
------------------------------------------------------------------------      ----------      ----------

                                                                              $2,189,888      $1,862,699
                                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                              $  184,794      $  181,869
Accrued liabilities and income taxes                                              87,117         115,374
Current maturities of long-term obligations                                       99,600         140,100
------------------------------------------------------------------------      ----------      ----------

Total current liabilities                                                        371,511         437,343
------------------------------------------------------------------------      ----------      ----------

Long-term obligations                                                            515,000          50,000

Deferred income taxes and other liabilities                                       75,127          75,294
------------------------------------------------------------------------      ----------      ----------

STOCKHOLDERS' EQUITY:

Preferred stock - authorized 2,000 shares, $.01 par value; none issued                 -               -

Common stock - authorized 290,000 shares, $.01 par value; issued 111,364
  shares and 111,000 shares, respectively                                          1,114           1,110

Nonvoting common stock - authorized 8,000 shares, $.01 par value;
  none issued                                                                          -               -

Additional paid-in capital                                                       411,687         407,647

Retained earnings                                                                815,449         891,305
------------------------------------------------------------------------      ----------      ----------

Total stockholders' equity                                                     1,228,250       1,300,062
------------------------------------------------------------------------      ----------      ----------

                                                                              $2,189,888      $1,862,699
                                                                              ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


FORM 10-Q                                                                Page 3

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
                                  (Unaudited)


                                                    THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                               -----------------------------       -----------------------------
                                                JULY 29,           JULY 31,         JULY 29,          JULY 31,
                                                  2000               1999             2000              1999
                                               -----------       -----------       -----------       -----------

Net sales                                      $   708,518       $   641,638       $ 1,431,657       $ 1,286,217

Costs and expenses:
  Cost of sales                                    410,008           368,392           829,454           734,495
  Selling and administrative expenses              278,243           255,664           554,727           509,888
  Interest expense                                   4,934             3,666             8,467             6,806
------------------------------------------     -----------       -----------       -----------       -----------

                                                   693,185           627,722         1,392,648         1,251,189
------------------------------------------     -----------       -----------       -----------       -----------
Income from continuing operations before
  income taxes                                      15,333            13,916            39,009            35,028

Income tax expense                                   6,056             5,497            15,408            13,836
-------------------------------------------    -----------       -----------       -----------       -----------

Income from continuing operations                    9,277             8,419            23,601            21,192

Discontinued operations                            (71,956)          (12,835)          (99,457)          (29,329)
-------------------------------------------    -----------       -----------       -----------       -----------

Net loss                                       $   (62,679)      $    (4,416)      $   (75,856)      $    (8,137)
                                               ===========       ===========       ===========       ===========

Income (loss) per common share - basic:
  Income from continuing operations            $      0.08       $      0.08       $      0.21       $      0.19
  Discontinued Operations                            (0.64)            (0.12)            (0.89)            (0.26)
-------------------------------------------    -----------       -----------       -----------       -----------

Net loss                                       $     (0.56)      $     (0.04)      $     (0.68)      $     (0.07)
                                               ===========       ===========       ===========       ===========

Income (loss) per common share - diluted:
  Income from continuing operations            $      0.08       $      0.07       $      0.21       $      0.19
  Discontinued operations                            (0.64)            (0.11)            (0.89)            (0.26)
-------------------------------------------    -----------       -----------       -----------       -----------

Net loss                                       $     (0.56)      $     (0.04)      $     (0.68)      $     (0.07)
                                               ===========       ===========       ===========       ===========

Average common shares outstanding:
  Basic                                            111,360           110,123           111,233           109,982
  Dilutive effect of stock options                   1,191             3,266             1,144             3,266
-------------------------------------------    -----------       -----------       -----------       -----------

Diluted                                            112,551           113,389           112,377           113,248
                                               ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


FORM 10-Q                                                                Page 4

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                           TWENTY-SIX WEEKS ENDED
                                                         -----------------------------

                                                            JULY 29,        JULY 31,
                                                              2000            1999
                                                         -------------    ------------
OPERATING ACTIVITIES:

Net loss                                                   $ (75,856)      $  (8,137)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Discontinued operations                                     99,457          29,329
  Depreciation and amortization                               30,651          27,243
  Deferred income taxes                                       (6,239)         30,462
  Other                                                        4,457           6,706
  Change in assets and liabilities                          (174,740)       (169,306)
  Cash used by discontinued operations                      (285,116)       (114,000)
-----------------------------------------------------      ---------       ---------

Net cash used in operating activities                       (407,386)       (197,703)
-----------------------------------------------------      ---------       ---------

INVESTING ACTIVITIES:

  Capital expenditures                                       (54,045)        (35,670)
  Other                                                          360             875
-----------------------------------------------------      ---------       ---------

Net cash used in investing activities                        (53,685)        (34,795)
-----------------------------------------------------      ---------       ---------

FINANCING ACTIVITIES:

  Proceeds from credit arrangements, net                     424,500         232,300
  Proceeds from exercise of stock options                        119           8,092
-----------------------------------------------------      ---------       ---------

Net cash provided by financing activities                    424,619         240,392
-----------------------------------------------------      ---------       ---------

Increase (decrease) in cash and cash equivalents           $ (36,452)      $   7,894
                                                           =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                        $  67,576       $  41,652
  Interest paid                                               12,431          10,535


The accompanying notes are an integral part of these condensed consolidated financial statements.


FORM 10-Q                                                                Page 5

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at July 29, 2000, and the condensed consolidated statements of operations and statements of cash flows for the thirteen week and twenty-six week periods ended July 29, 2000 and July 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in the year ended February 2, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133-- an amendment of FASB Statement No. 133," was issued. This amendment delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management is reviewing the impact of SFAS No. 133 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on applying accounting principles generally accepted in the United States of America for recognizing revenue. SAB No. 101, as amended, is effective for the fourth quarter of 2000. Management is reviewing the impact of SAB No. 101 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.


FORM 10-Q                                                                Page 6

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company's K*B Toy Division. The Company plans to complete the divestiture within 12 months from the June announcement. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation. During the second quarter, the Company recorded a $72.0 million charge, net of tax, associated with the planned divestiture. The charge represents costs to reposition and exit the business along with estimated and actual operating results prior to divestiture. The second quarter net loss from operations of the toy segment of $20.7 million relates to the segment's results of operations prior to the measurement date of June 27, 2000.

Included in the Loss on disposal were reserves for inventory sku rationalization of $54.6 million (before taxes), of which approximately $50.0 million has been utilized as of July 29, 2000. The remainder is expected to be utilized prior to the divestiture. The net assets of the toy segment principally represent working capital items including inventory, accounts payable and accrued expenses, as well as fixed assets at July 29, 2000 and January 29, 2000. At July 29, 2000, the discontinued operations had assets of $845.8 million and liabilities of $178.0 million.

The following are the components of discontinued operations:


                                            THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                        ----------------------------       ----------------------------
                                           JULY 29,        JULY 31,        JULY 29,           JULY 31,
(All dollar amounts in thousands)            2000            1999            2000               1999
                                        ----------------------------       ----------------------------
Loss from operations of toy
  segment, net of income
  tax benefit of $13,515 and
  $31,470 in the thirteen and
  twenty-six weeks ended
  July 29, 2000, respectively            $ (20,700)        $ (12,835)      $ (48,201)         $ (29,329)

Loss on disposal of toy segment,
  net of income tax benefit of
  $18,389                                  (51,256)               -          (51,256)                -
                                         ---------         ---------       ---------          ---------

                                         $ (71,956)        $ (12,835)      $ (99,457)         $ (29,329)
                                         =========         =========       =========          =========


FORM 10-Q                                                                Page 7

                CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this quarterly report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements and, among other things, are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. Additionally, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise, and ability to hire and train associates.

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

RECENT ANNOUNCEMENTS

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the company's K*B Toy Division. The Company plans to complete the divestiture within 12 months from the June announcement. During the second quarter, the Company recorded a $72.0 million charge, net of tax, associated with the planned divestiture. The charge represents costs to reposition and exit the business along with estimated and actual operating results prior to divestiture.

OVERVIEW

The Company is a leading value retailer with its continuing operations specializing in closeout merchandise. The Company is the largest retailer of closeout products in the United States. The Company's goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.


FORM 10-Q                                                                Page 8

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At July 29, 2000, the Company operated a total of 1,258 retail closeout stores in 45 states, operating as Odd Lots, Big Lots, Big Lots Furniture, MacFrugal's Bargains - Close-outs and Pic `N' Save.

Wholesale operations are conducted through Consolidated International and Wisconsin Toy.

As part of the discounted operation, the Company operated a total of 1,309 retail toy stores in all 50 states, Puerto Rico and Guam as K*B Toys, K*B Toy Works, K*B Toy Outlet and conducted online sales of children's products as KBkids.com.

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

The following table compares components of the statement of operations as a percent of net sales and reflects the number of stores in operation at the end of each period.


                                                            THIRTEEN                         TWENTY-SIX
                                                          WEEKS ENDED                       WEEKS ENDED
                                                  -----------------------------     -----------------------------

                                                     JULY 29,         JULY 31,         JULY 29,         JULY 31,
                                                       2000             1999             2000             1999
                                                  ------------     ------------     ------------     ------------

Net sales                                            100.0 %          100.0 %          100.0 %          100.0 %
Gross profit                                          42.1             42.6             42.1             42.9
Selling and administrative expenses                   39.3             39.8             38.7             39.6
-----------------------------------                  --------         --------         -------          -------

Operating profit                                       2.9              2.7              3.3              3.3
Interest expense                                       0.7              0.5              0.6              0.6
-----------------------------------                  --------         --------         -------          -------

Income from continuing operations
  before income taxes                                  2.2              2.2              2.7              2.7
Income tax expense                                     0.9              0.9              1.1              1.1
-----------------------------------                  --------         --------         -------          -------

Income from continuing operations                      1.3              1.3              1.6              1.6
Discontinued operations                              (10.1)            (2.0)            (6.9)            (2.2)
-----------------------------------                  --------         --------         -------          -------

Net loss                                              (8.8)%           (0.7)%           (5.3)%           (0.6)%
                                                     ========         ========         =======          =======

Number of stores in operation at
     end of period                                   1,258            1,177            1,258            1,177



FORM 10-Q                                                                Page 9

               CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES - Net sales for the thirteen and twenty-six week periods ended July 29, 2000, increased 10.4% and 11.3%, respectively, when compared to the comparable periods in 1999. These increases were attributable to the increased number of stores in operation for each period in 2000 in addition to comparable stores sales increases of 3.7% for the quarter and 4.4% for the year to date period.

GROSS PROFIT - Gross profit as a percent of net sales was 42.1% for the second quarter of fiscal 2000 compared to 42.6% in the same 1999 period. Gross profit as a percent of net sales was 42.1% and 42.9% for the first six months of fiscal 2000 and 1999, respectively. The declines were the result of a shift in the level of consumable merchandise available in the respective periods.

SELLING AND ADMINISTRATIVE EXPENSES - As a percentage to net sales, selling and administrative expenses were 39.3% in the second quarter of fiscal 2000 and 38.7% for the year to date period. In the respective periods of fiscal 1999, selling and administrative expenses were 39.8% and 39.6%. Current year's rate improvement is primarily attributable to more effective leveraging of fixed expenses combined with more efficient distribution and transportation.

INTEREST EXPENSE - Interest expense increased $1.3 million in the second quarter of 2000 and increased $1.7 million for the year to date period. The change in interest expense reflects higher average borrowing levels and higher effective interest rates.

INCOME TAXES - The effective tax rate of the Company is anticipated to be 39.5% in fiscal 2000.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and as necessary borrowings under available credit facilities. Working capital at July 29, 2000, was $690.3 million and for the twenty-six week period then ended net cash used by operations was $407.4 million and capital expenditures were $54.0 million.

The Company has a Revolving Credit Facility that provides senior bank financing in an aggregate principal amount of up to $700 million. The facility has a maturity date of May 15, 2003. From time-to-time the Company also utilizes uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At July 29, 2000, approximately $30.0 million was available for borrowings under the Revolving Credit Facility and $130.4 million of uncommitted credit facilities were available.

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


Item 1.   Legal Proceedings. Not applicable.

Item 2.   Changes in Securities. Not applicable.

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

        (a)       The Company's Annual Meeting was held on May 16, 2000.
                  The number of shares of voting Common Stock, $.01 par value, outstanding as of March 24, 2000, the record date, was 110,995,171. The number of shares of Common Stock of the Company represented in person or by proxy and eligible to vote was 90,407,523. The stockholders voted on the following matters:

           (1) Election of Directors. Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the nominee's were elected pursuant to a vote of the stockholders.

           (2) To consider a shareholder proposal seeking the termination of the Company's Rights Agreement or stockholder action thereon.

                  The vote on this proposal was:

                  58,923,629        20,638,622         2,229,042
                  ----------        ----------         ---------
                    (For)            (Against)         (Abstain - including broker non-votes)

           (3) To transact other business as properly presented before the meeting.

                  The vote on this proposal was:

                  45,036,830        18,705,613        24,946,407
                  ----------        ----------        ----------
                     (For)           (Against)        (Abstain - including broker non-votes)

Item 5.   Other Information.

On June 26, 2000, the Company entered into Employment Agreements with Michael J. Potter and Albert J. Bell, copies of which are attached hereto as Exhibits 10(a) and 10(b), respectively. On June 27, 2000, the Company entered into an Amended and Restated Employment Agreement with William G. Kelley, a copy of which is attached hereto as Exhibit 10(c).

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      Exhibit No.                                      Document
      -----------                                      --------

      10(a)       Employment Agreement with Michael J. Potter dated as of June
                  26, 2000.

      10(b)       Employment Agreement with Albert J. Bell dated as of June 26,
                  2000.

      10(c) Amended and Restated Employment Agreement with William G. Kelley dated June 27, 2000.

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



                                          CONSOLIDATED STORES CORPORATION
                                          -------------------------------
                                                             (Registrant)

Dated:  September 8, 2000                 By:  /s/ Mark D. Shapiro
----------------------------------             --------------------------
                                             Mark D. Shapiro, Senior Vice
                                             President & Chief Financial Officer



FORM 10-Q                                                                Page 13