Form 10-Q
period 2000-10-28
CONSOLIDATED STORES CORP /DE/
filed 2000-12-12
CIK 768835

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8897

CONSOLIDATED STORES CORPORATION

A Delaware Corporation
IRS No. 06-1119097
1105 North Market Street, Suite 1300
P. O. Box 8985
Wilmington, Delaware 19899
(302) 478-4896

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐
The number of shares of Common Stock, $.01 par value per share, outstanding as of December 6, 2000, was 111,687,894 and there were no shares of Nonvoting Common Stock, $.01 par value per share, outstanding at that date.

CONSOLIDATED STORES CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 28, 2000	January 29, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 47,502	$ 96,337
Inventories	970,235	735,926
Deferred income taxes	268,075	68,282
Other current assets	103,116	42,216

Total current assets	1,388,928	942,761

Property and equipment — net	474,157	433,077
Other assets	4,211	4,713
Net assets of discontinued segment	248,585	482,148

	$2,115,881	$1,862,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 222,769	$ 181,869
Accrued liabilities and income taxes	159,658	115,374
Current maturities of long-term obligations	205,000	140,100

Total current liabilities	587,427	437,343

Long-term obligations	592,302	50,000

Deferred income taxes and other liabilities	106,593	75,294

Stockholders’ Equity:
Preferred stock— authorized 2,000 shares, $.01 par value; none issued	—	—

Common stock—authorized 290,000 shares, $.01 par value; issued 111,526 shares and 111,000 shares, respectively	1,115	1,110

Nonvoting common stock—authorized 8,000 shares, $.01 par value; none issued	—	—

Additional paid-in capital	413,013	407,647

Retained earnings	415,431	891,305

Total stockholders’ equity	829,559	1,300,062

	$2,115,881	$1,862,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Net sales	$ 733,495	$ 673,530	$ 2,165,152	$ 1,959,747

Costs and expenses:
Cost of sales	420,921	387,540	1,250,375	1,122,035
Selling and administrative expenses	293,927	267,420	848,654	777,308
Interest expense	7,787	5,810	16,254	12,616

	722,635	660,770	2,115,283	1,911,959

Income from continuing operations before income taxes	10,860	12,760	49,869	47,788

Income tax expense	4,290	5,040	19,698	18,876

Income from continuing operations	6,570	7,720	30,171	28,912

Discontinued operations	(406,588)	(22,732)	(506,045)	(52,061)

Net loss	$ (400,018)	$ (15,012)	$ (475,874)	$ (23,149)

Income (loss) per common share - basic:
Income from continuing operations	$ 0.06	$ 0.07	$ 0.27	$ 0.26
Discontinued operations	(3.65)	(0.21)	(4.55)	(0.47)

Net loss	$ (3.59)	$ (0.14)	$ (4.28)	$ (0.21)

Income (loss) per common share - diluted:
Income from continuing operations	$ 0.06	$ 0.07	$ 0.27	$ 0.26
Discontinued operations	(3.61)	(0.20)	(4.50)	(0.46)

Net loss	$ (3.55)	$ (0.13)	$ (4.23)	$ (0.20)

Average common shares outstanding:
Basic	111,453	110,609	111,306	110,191
Dilutive effect of stock options	1,321	2,152	1,191	2,870

Diluted	112,774	112,761	112,497	113,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Ended
	October 28, 2000	October 30, 1999
Operating Activities:

Net loss	$(475,874)	$(23,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	506,045	52,061
Depreciation and amortization	46,542	42,504
Deferred income taxes	(168,494)	(2,852)
Other	3,736	16,500
Change in assets and liabilities	(210,025)	(170,414)
Cash used by discontinued operations	(272,482)	(241,107)

Net cash used in operating activities	(570,552)	(326,457)

Investing Activities:

Capital expenditures	(80,149)	(55,003)
Other	(6,146)	(2,054)

Net cash used in investing activities	(86,295)	(57,057)

Financing Activities:

Proceeds from credit arrangements, net	607,202	391,200
Proceeds from exercise of stock options	810	9,796

Net cash provided by financing activities	608,012	400,996

Increase (decrease) in cash and cash equivalents	$(48,835)	$17,482

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$54,364	$42,340
Interest paid	27,172	21,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at October 28, 2000, and the condensed consolidated statements of operations and statements of cash flows for the thirteen week and thirty-nine week periods ended October 28, 2000 and October 30, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

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

Note 2 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in the year ended February 2, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133," was issued. This amendment delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management has reviewed the impact of SFAS No. 133 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.

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

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Discontinued Operations and Subsequent Events

On December 7, 2000, the Company closed the sale of its K*B Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with K*B Toy's management, who the buyer informed the Company will be retained to lead the K*B Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash (inclusive of cash included in the sale), a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The note receivable and warrant have been valued at $17.7 million and $2.3 million, respectively. The related discount has been reflected in the loss on disposal of the discontinued operation. Cash proceeds from the sale will be used primarily to pay down existing borrowings under the Company's Revolving Credit Facility. The Company recorded an after-tax loss on the disposal of the discontinued operation of $407 million, which is reflected in the third quarter. At October 28, 2000, the discontinued operation's net assets were comprised of working capital and fixed assets.

Included in the Loss from Discontinued Operations for the thirty-nine weeks ended October 28, 2000, was a $72 million charge, net of tax, recorded in the second quarter. The charge represented costs to reposition and exit the business along with estimated and actual operating results prior to divestiture. Included in the loss on disposal were reserves for inventory sku rationalization of approximately $55 million (before taxes), which were fully utilized at October 28, 2000. Included in the third quarter loss is the reversal of estimated future pre-tax operating profits and losses of the discontinued operation of $61 million, recorded in the initial second quarter charge. An additional loss on disposal was recorded during the third quarter as the Company's initial charge during the second quarter assumed no gain or loss on sale.

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company's K*B Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

The following are the components of discontinued operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(All dollar amounts in thousands)	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Loss from operations of toy segment, net of income tax benefit of $31,470 in the thirty-nine weeks ended October 28, 2000, respectively	$ --	$ (22,732)	$ (48,201)	$ (52,061)

Loss on disposal of toy segment, net of income tax benefit of $161,326 and $179,715 in the thirteen and thirty-nine weeks ended October 28, 2000	(406,588)	--	(457,844)	--

	$ (406,588)	$ (22,732)	$ (506,045)	$ (52,061)

On December 4, 2000, the Company amended its Revolving Credit Facility. The annual working capital needs of the Company were revised as a result of the KB Toy Division divestiture and the credit facility was amended to reduce the available aggregate principal amount from $700 million to $500 million and the seasonal uncommitted credit facilities will no longer be utilized by the Company. Additionally, the expiration date of the Revolving Credit Facility has been revised from May 15, 2003 to May 6, 2002.

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

RECENT ANNOUNCEMENTS

On December 7, 2000, the Company closed the sale of its K*B Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with K*B Toy's management, who the buyer informed the Company will be retained to lead the K*B Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The Company recorded an after-tax loss on the disposal of the discontinued operation of $407 million, which is reflected in the third quarter.

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

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At October 28, 2000, the Company operated a total of 1,285 retail closeout stores in 45 states, operating as Odd Lots, Big Lots, Big Lots Furniture, MacFrugal's Bargains · Close-outs and Pic 'N' Save.

Wholesale operations are conducted through Consolidated International and Wisconsin Toy.

As part of the discontinued operation, the Company operated a total of 1,314 retail toy stores in all fifty states, Puerto Rico and Guam, as K*B Toys, K*B Toy Works, K*B Toy Outlet, and conducted online sales of children's products as KBkids.com.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	42.6	42.5	42.3	42.8
Selling and administrative expenses	40.1	39.7	39.2	39.7

Operating profit	2.6	2.8	3.1	3.1
Interest expense	1.1	0.9	0.8	0.6

Income from continuing operations before income taxes	1.5	1.9	2.3	2.5
Income tax expense	0.6	0.7	0.9	1.0

Income from continuing operations	0.9	1.2	1.4	1.5
Discontinued operations	(55.4)	(3.4)	(23.4)	(2.7)

Net loss	(54.5)%	(2.2)%	(22.0)%	(1.2)%

Number of retail closeout stores in operation at end of period	1,285	1,207	1,285	1,207

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales – Net sales for the thirteen and thirty-nine week periods ended October 28, 2000, increased 8.9% and 10.5%, respectively, when compared to the comparable periods in 1999. These increases were attributable to the increased number of stores in operation for each period in 2000 in addition to comparable stores sales increases of 2.5% for the quarter and 3.8% for the year to date period.

Gross Profit – Gross profit as a percent of net sales was 42.6% for the third quarter of fiscal 2000 compared to 42.5% in the same 1999 period. The current year's rate improvement was attributable to strong sell-through of seasonal merchandise. Gross profit as a percent of net sales was 42.3% and 42.8% for the first thirty-nine weeks of fiscal 2000 and 1999, respectively. The decline in current year's year-to-date gross profit was the result of a shift in the level of consumable merchandise available in the respective periods, principally in the first and second quarters.

Selling and Administrative Expenses – Selling and administrative expenses as a percent of net sales was 40.1% in the third quarter of fiscal 2000 compared to 39.7% in the same period of 1999. The rate increase was principally due to the lower comparable store sales result causing negative expense leverage. Selling and administrative expenses as a percent of net sales were 39.2% and 39.7% for the first thirty-nine weeks of fiscal 2000 and 1999, respectively. The year to date rate improvement is primarily attributable to more effective leveraging of fixed expenses in the first and second quarters combined with more efficient distribution and transportation.

Interest Expense – Interest expense increased $2.0 million in the third quarter of fiscal 2000 and increased $3.6 million for the year-to-date period. The change in interest expense reflects higher average borrowing levels and higher effective interest rates.

Income Taxes – The effective tax rate of the Company is anticipated to be 39.5% in fiscal 2000.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and as necessary borrowings under available credit facilities. Working capital at October 28, 2000, was $801.5 million and for the thirty-nine week period then ended net cash used by operations was $570.6 million and capital expenditures were $80.1 million. From time-to-time the Company also utilized uncommitted credit facilities, subject to the terms of the Revolving Credit Facility, to supplement short-term borrowing requirements. At October 28, 2000, approximately $30.2 million was available for borrowings under the Revolving Credit Facility. The uncommitted credit facilities were fully utilized at October 28, 2000.

On December 4, 2000, the Company amended its Revolving Credit Facility. The annual working capital needs of the Company were revised as a result of the KB Toy Division divestiture and the credit facility was amended to reduce the available aggregate principal amount from $700 million to $500 million and the seasonal uncommitted credit facilities will no longer be utilized by the Company. Additionally, the expiration date of the Revolving Credit Facility has been revised from May 15, 2003 to May 6, 2002.

On December 7, 2000, the Company closed the sale of its K*B Toy Division to an affiliate of Bain Capital, Inc. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. Cash proceeds from the sale will be used primarily to pay down existing borrowings under the Company's Revolving Credit Facility.

The Company continues to believe that it has, or if necessary has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments of uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings. Not applicable.

Item 2.          Changes in Securities. Not applicable.

Item 3.          Defaults Upon Senior Securities. Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the third quarter of the fiscal year covered by this report.

Item 5.          Other Information.

On December 7, 2000, the Company closed the sale of its K*B Toy division to an affiliate of Bain Capital, Inc. Pursuant to the Stock Purchase Agreement dated as of December 7, 2000, between Consolidated Stores Corporation, an Ohio corporation and a subsidiary of the Company ("CSC (Ohio)") and K B Acquisition Corp., the gross proceeds for the transaction totaled approximately $305 million.

In accordance with the terms of the Stock Purchase Agreement, immediately before the closing of the transaction, K.B. Consolidated, Inc., a subsidiary of CSC (Ohio), declared and issued a dividend in the form of a $236,925,515 promissory note to CSC (Ohio). Immediately prior to the closing, CSC (Ohio) sold all the K. B. Consolidated, Inc. stock to a newly created K*B Toy division subsidiary holding company, Havens Corners Corporation ("HCC" ), in exchange for all the HCC stock and a senior subordinated note in the amount of $45,000,000. The senior subordinated note bears interest at the rate of 8%, which is payable in kind, and matures on December 7, 2010, or earlier in the event of prepayment or a change in control of the K*B Toy business. At the closing, Consolidated sold all of the shares HCC to KB Acquisition Corp., an affiliate of Bain Capital, Inc., in exchange for $20,625,000 and a warrant to acquire 2.5% of the Class A-1 Common Stock of K.B. Holdings, Inc., the parent of K B Acquisition Corp. On December 8, 2000, K.B. Consolidated, Inc. repaid the $236,925,515 note in full. As agreed between the parties for purposes of the Stock Purchase Agreement, the acquirer was treated as the economic owner of the K*B Toy Division between October 29, 2000 and the closing on December 7, 2000. As a result of being treated as the economic owner of the K*B Toy business from October 29, 2000 through the closing date, the acquirer received a cash benefit of $155,000,000 less liabilities incurred, in the ordinary course of the K*B Toy business during such period.

Management of the K*B Toy Division was involved in the acquisition. Michael J. Glazer, a director of Consolidated, who is an investor in the acquisition, has an employment agreement to continue in the role of Chief Executive Officer of the new K*B Toy business and will remain as a director of the Company through his current term.

As described in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operation," in connection with the disposition of the K*B Toy Division, the Company recorded an after-tax loss on the disposal of a discontinued operation of $407 million.

The Stock Purchase Agreement is included as Exhibit 2(a) to this Form 10-Q, and the press release issued on December 8, 2000, which describes the sale of the K*B Toy Division, is included as Exhibit 25.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Document
2(a)	Stock Purchase Agreement dated as of December 7, 2000 between KB acquisition Corp and Consolidated Store Corporation.

25	Press Release dated December 8, 2000 disclosing the sale of K*B Toys to Bain Capital, Inc.

27	Financial Data Schedule

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED STORES CORPORATION
(Registrant)

Dated:	December 12, 2000	By:	/s/ Mark D. Shapiro
Mark D. Shapiro, Senior Vice President & Chief Financial Officer