Form 10-K
period 2001-02-03
CONSOLIDATED STORES CORP /DE/
filed 2001-05-01
CIK 768835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001

Commission file number 1-8897

CONSOLIDATED STORES CORPORATION

A Delaware Corporation
IRS No. 06-1119097
300 Phillipi Road
P.O. Box 28512
Columbus, Ohio 43228-0512
(614) 278-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange

Title of each class	on which registered

Common Stock $.01 par value	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K [ ]

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $1,303,024,015 on April 18, 2001. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates were computed as 1,143,061 shares.

The number of shares of Common Stock $.01 par value per share, outstanding as of April 18, 2001, was 113,279,379 and there were no shares of Non-Voting Common Stock, $.01 par value per share outstanding at that date.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to security holders for its Annual Meeting of Stockholders to be held on May 15, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

FORM 10-K	Page 2

PART I

Item 1 Business

THE COMPANY

Consolidated Stores Corporation was incorporated in Delaware in 1983. Its principal executive offices are located at 300 Phillipi Road, P.O. Box 28512, Columbus, Ohio 43228-0512, and its telephone number is (614) 278-6800. All references herein to the “Company” are to Consolidated Stores Corporation and its subsidiaries.

The Company is the nation’s largest broadline closeout retailer. The Company’s goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets.

At February 3, 2001, the Company operated a total of 1,290 stores in 46 states. The Company’s retail operations are conducted as BIG LOTS, BIG LOTS FURNITURE, ODD LOTS, PIC ‘N’ SAVE and MAC FRUGAL’S BARGAINS•CLOSE-OUTS. Wholesale operations are conducted under the names CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

CLOSEOUT RETAILING

Closeout retailers provide a service to manufacturers by purchasing excess product that generally result from production overruns, package changes, discontinued products and returns. Closeout retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of these lower costs of goods sold, closeout retailers can offer merchandise at prices significantly lower than those offered by traditional retailers.

The Company believes that recent trends in the retail industry are favorable to closeout retailers. These trends include retailer consolidations and just-in-time inventory processes, which management believes resulted in a shift of inventory risk from retailers to manufacturers. In addition, to maintain their market share in an increasingly competitive environment, management believes that manufacturers are introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make closeout retailers an integral part of manufacturers’ overall distribution process. As a result, management believes that manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as the Company, that can purchase larger quantities of merchandise and can control the distribution and advertising of specific products.

RETAIL OPERATIONS

The Company’s stores are known for their wide assortment of closeout merchandise. A large number of stores operate profitably in relative close proximity. For example, 514 of the total 1,290 stores operate in four states: California, Ohio, Texas and Florida. Management believes that there are substantial opportunities to increase store counts in existing markets as well as expanding into new markets.

Certain core categories of merchandise are carried on a continual basis, although the specific name-brands offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition the stores feature seasonal items for every major holiday. To provide additional value to its customers, the Company also offers private-label merchandise in selected product categories. Because of their low operating costs, the Company’s stores are generally cash-positive within the first full year of operations, and profitable in the second year.

FORM 10-K	Page 3

WHOLESALE OPERATIONS

The Company also sells merchandise wholesale comprised predominately of merchandise obtained through the same or shared opportunistic purchases of the retail operations. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors and wholesalers.

DISCONTINUED OPERATIONS

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with KB Toy’s management, who the buyer informed the Company were retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s Revolving Credit Facility.

PURCHASING

An integral part of the Company’s business is the sourcing and purchasing of quality name-brand merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by conventional retailers. The Company believes that it has built strong relationships with many name-brand manufacturers and has capitalized on its purchasing power in the closeout marketplace to source merchandise that provides exceptional value to customers. The Company has the ability to source and purchase substantially all of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. The Company supplements its traditional name-brand closeout purchases with a limited amount of program buys and private-label merchandise. The Company expects its purchasing power will continue to enhance its ability to source quality closeout merchandise for all of its stores at competitive prices.

The Company has a seasoned buying team with extensive closeout purchasing experience, which the Company believes has enabled it to develop successful long-term relationships with many of the largest and most recognized consumer-product manufacturers in the United States. As a result of these relationships and the Company’s experience and reputation in the closeout industry, many manufacturers offer purchase opportunities to the Company prior to attempting to dispose of their merchandise through other channels.

The Company’s merchandise is purchased from domestic and foreign suppliers that provide the Company with multiple sources for each product category. In fiscal 2000, the Company’s top ten vendors accounted for approximately 14.0% of total purchases with no one vendor accounting for more than 3.2%.

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

FORM 10-K	Page 4

COMPETITIVE CONDITIONS

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart®, KMart® and Target®), deep discount drugstore chains and other value-oriented specialty retailers. Certain of the Company’s competitors have greater financial, distribution, marketing and other resources than the Company.

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

SEASONALITY

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth fiscal quarter, the Company purchases substantial amounts of inventory during the second and third fiscal quarters and hires a significant number of temporary employees to bolster its stores staffing during the fourth fiscal quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company traditionally has drawn upon its seasonal credit lines in the first three fiscal quarters and has substantially repaid the borrowings during the fourth fiscal quarter.

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

The Company utilizes trademarks, service marks and tradedress in its retail operations. This intellectual property is generally owned by intellectual property protection subsidiaries of the Company. The Company considers its intellectual property to be among its most valuable assets and where applicable, has registered, or has applications pending, with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

The Company’s marketing program is designed to create an awareness of the broad range of quality, name-brand merchandise available at closeout prices providing customers an extreme value. The marketing program utilizes a combination of printed advertising circulars in all markets and television advertising in select markets. The Company currently distributes approximately 43 million two or four page circulars 26 weeks out of the year in all markets. Additionally, for 10 weeks of the year in 2000, approximately 30 million two or four page circulars were distributed predominantly in eastern markets. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created in-house and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 35 to 42 products that vary each week. The Company runs television promotions in certain markets based upon factors unique to each market, including the number of stores, cost of local media and results of preliminary testing. Multiple 30-second television spots are run per week, each of which feature two to four highly recognizable, name-brand products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as in-store signage to emphasize the significant values offered to the customer.

FORM 10-K	Page 5

As part of the Company’s strategy to increase its customer base, the advertising media mix will change in 2001, by increasing television advertising while decreasing the number of circulars. This change is expected to raise the Company’s total television coverage from 30% of sales to 52% of sales. The Company continues to refine the use of television advertising to increase awareness of the stores, strengthen its brand image, and attract new and repeat customers.

On March 1, 2001, the Company announced that it was planning to change its corporate name from Consolidated Stores Corporation to Big Lots, Inc., pending approval by the Company’s Stockholders at its Annual Meeting on May 15, 2001. The Company plans to convert all stores to the Big Lots brand name over a three-year period. The Company believes that Big Lots is its most recognizable brand name and this change will offer numerous opportunities to increase brand awareness among customers, suppliers, investors and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

Historically, total advertising expense as a percent of total net sales has been approximately 2.5% to 3.0%.

WAREHOUSING AND DISTRIBUTION

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company positions its distribution network to enable quick turn of time sensitive product as well as providing longer term warehousing capabilities for off-season buys. Substantially all merchandise sold by the Company is received and processed for retail sale, as necessary, and distributed to the retail location from Company operated warehouse and distribution centers. Data pertaining to warehouse and distribution centers is described under Item 2 Properties, Warehouse and Distribution.

ASSOCIATES

At February 3, 2001, the Company had 45,676 active associates comprised of 16,162 full-time and 29,514 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 54,157. Approximately two-thirds of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

FORM 10-K	Page 6

Item 2 Properties

RETAIL OPERATIONS

The Company’s stores are located predominantly in strip shopping centers throughout the United States. Individual stores range in size from 5,073 to 78,325 square feet and average approximately 26,000 square feet. In selecting suitable new store locations, the Company generally seeks retail space between 22,000 to 30,000 square feet in size. The average cost to open a new store in a leased facility is approximately $650,000, including inventory.

With the exception of 54 owned store sites, all stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance and common area maintenance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease is for an initial term of five years with multiple, three to five year renewal options. The following tables set forth store location information and store, office and warehouse lease expirations, exclusive of month to month leases, as of February 3, 2001.

Number of Stores Open

Alabama	34	Montana	1

Arizona	21	Nebraska	4

Arkansas	7	Nevada	9

California	186	New Hampshire	5

Colorado	14	New Jersey	4

Connecticut	4	New Mexico	9

Delaware	2	New York	31

Florida	100	North Carolina	49

Georgia	61	North Dakota	1

Idaho	3	Ohio	130

Illinois	38	Oklahoma	16

Indiana	52	Oregon	6

Iowa	5	Pennsylvania	42

Kansas	10	Rhode Island	1

Kentucky	44	South Carolina	24

Louisiana	22	Tennessee	46

Maine	2	Texas	98

Maryland	6	Utah	9

Massachusetts	9	Virginia	40

Michigan	45	Washington	14

Minnesota	6	West Virginia	25

Mississippi	12	Wisconsin	15

Missouri	26	Wyoming	2

	Total stores		1,290

	Number of states		46

FORM 10-K	Page 7

Number of
Leases
Fiscal year	Expiring

2001	191

2002	185

2003	216

2004	86

2005	195

Subsequent to 2005	369

1,242

WAREHOUSE AND DISTRIBUTION

At February 3, 2001 the Company operated warehouse and distribution locations strategically placed across the United States totaling 9,048,000 square feet. The Company’s primary warehouse and distribution centers are owned and located in Ohio, Alabama, California and Pennsylvania. The facilities utilize advanced warehouse management technology which enable high accuracy and efficient product processing from vendors to the retail stores. The approximate combined weekly output of the Company’s facilities is 1,807,000 cartons per week. Statistics, including 1,272,000 square feet of construction-in-progress, for warehouse and distribution centers are presented below:

			Square Footage (in
	Number		thousands

State	Owned	Leased	Owned	Leased
Alabama	1		1,109

California	1	1	1,423	261

Ohio	1	5	3,558	1,425

Pennsylvania	1		1,272

	4	6	7,362	1,686

Total owned and leased		10		9,048

As necessary, the Company leases additional temporary warehouse space throughout the year to support its warehousing requirements.

FORM 10-K	Page 8

Item 3 Legal Proceedings

The Company is involved in various litigation and related matters generally incidental to normal operations. In the opinion of management, after consultation with legal counsel, the resolution of pending litigation and related matters is not expected to have a material effect on the financial condition, results of operations or liquidity of the Company.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

OFFICERS OF THE COMPANY

Name	Age	Offices Held	Officer Since

Michael J. Potter	39	Chairman, Chief Executive Officer and President	1991

Albert J. Bell	41	Vice Chairman and Chief Administrative Officer	1988

Kent Larsson	57	Executive Vice President, Merchandising and Sales Promotion	1998

Donald A. Mierzwa	50	Executive Vice President, Store Operations	1998

Brad A. Waite	43	Executive Vice President, Human Resources and Loss Prevention	1998

Mark D. Shapiro	41	Senior Vice President and Chief Financial Officer	1994

Joe R. Cooper	43	Vice President Treasurer	2000

Charles W. Haubiel II	35	Vice President, General Counsel and Secretary	1999

Michael J. Potter was promoted to Chief Executive Officer and President in June 2000. Mr. Potter was appointed Chairman of the Board of Directors in August 2000. Mr. Potter joined the Company in 1991 as Vice President and Controller and was later promoted to Senior Vice President and Chief Financial Officer. In 1998, he was promoted to Executive Vice President and assumed additional responsibilities for Distribution and Information Services.

Albert J. Bell oversees finance, human resources, loss prevention, real estate, legal, and risk management. Mr. Bell was appointed to the Company’s Board of Directors and promoted to Chief Administrative Officer in June 2000. Previous to his promotion in 2000, Mr. Bell served as the Company’s General Counsel for over five years and has been employed by the Company since 1987.

Kent Larsson is responsible for buying, planning and the allocation of merchandise. Mr. Larsson joined the Company in 1988 as Vice President of Sales Promotion and was promoted to Executive Vice president of Merchandising and Sales Promotion in 1998.

Donald A. Mierzwa oversees the Company’s store standards, customer service, personnel development and program implementation and execution. Mr. Mierzwa has been with the Company since 1989 and has served as Executive Vice President of Store Operations since 1999.

FORM 10-K	Page 9

Brad A. Waite is responsible for human resources, loss prevention, risk management, and administrative services. Mr. Waite joined the Company in 1988 as Director of Employee Relations and held various Human Resource management and senior management positions prior to his promotion to his current position in July 2000.

Mark D. Shapiro is responsible for the Company’s financial strategy, performance and controls. He oversees treasury, tax and investor relations, as well as reporting, planning and control functions of the business. Mr. Shapiro joined the Company in 1992 as Director and Assistant Controller and was promoted to Vice President and Controller in 1994. In July 2000, Mr. Shapiro was promoted to Senior Vice president and Chief Financial Officer.

Joe R. Cooper is responsible for the Company’s strategic planning, investor relations, and treasury functions. He joined the Company as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he also assumed responsibility for the treasury department and was appointed Vice President Treasurer. Prior to joining the Company, Mr. Cooper held various financial and accounting positions with Bath & Body Works, KinderCare Learning Center, The Limited, Inc., and KPMG Peat Marwick.

Charles W. Haubiel II is responsible for the Company’s legal affairs. He was promoted to Vice President, General Counsel and Secretary in July 2000. He joined the Company in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999. Prior to joining the Company, Mr. Haubiel practiced law with the law firm of Vorys, Sater, Seymour & Pease, LLP.

PART II

Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “CNS.” On May 16, 2001 the Company’s NYSE trading symbol will change to “BLI.” The Company will also be changing its name to Big Lots, Inc., pending stockholder approval at the Company’s annual meeting. The following table reflects the high and low sales price per share of common stock as quoted from the NYSE composite transactions for the fiscal period indicated.

	2000		1999

	High	Low	High	Low
First Quarter	$15-3/8	$11-1/16	$35-1/4	$17

Second Quarter	15	10-13/16	38-1/8	15-1/8

Third Quarter	15-7/8	11-7/16	23	15-3/8

Fourth Quarter	13-1/2	8-1/4	21-7/8	13-11/16

As of March 16, 2001, there were 1,652 registered holders of record of the Company’s common stock.

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

FORM 10-K	Page 10

Item 6 Selected Financial Data

The statement of operations data and the balance sheet data have been derived from the Company’s consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	Fiscal Year Ended

	Feb. 3, 2001(a)	Jan. 29, 2000	Jan. 30, 1999	Jan. 31, 1998	Feb. 1, 1997
	(In thousands)

Net sales	$3,277,088	$2,933,690	$2,550,668	$2,492,839	$2,241,940

Cost of sales	1,891,345	1,668,623	1,474,767	1,502,211	1,293,390

Gross profit	1,385,743	1,265,067	1,075,901	990,628	948,550

Selling and
administrative expenses	1,200,277	1,095,453	918,699	858,775	807,321

Merger and other
related costs				45,000

Operating profit	185,466	169,614	157,202	86,853	141,229

Interest expense	22,947	16,447	15,795	16,699	14,944

Income from
continuing operations before income taxes, extraordinary charge and cumulative effect of accounting change	162,519	153,167	141,407	70,154	126,285

Income taxes	64,195	60,501	55,144	32,983	47,077

Income from
continuing operations before extraordinary charge and cumulative effect of accounting change	98,324	92,666	86,263	37,171	79,208

Discontinued
operations	(478,976)	3,444	23,155	48,764	49,714

Extraordinary charge					(1,856)

Cumulative effect of
accounting change			(12,649)

Net income (loss)	$(380,652)	$96,110	$96,769	$85,935	$127,066

(a) Fiscal 2000 is comprised of 53 weeks

FORM 10-K	Page 11

	Fiscal Year Ended

	Feb. 3, 2001(a)	Jan. 29, 2000	Jan. 30, 1999	Jan. 31, 1998	Feb. 1, 1997
	($ In thousands, except per share amounts)

Income (loss) per share — basic:

Continuing operations	$0.88	$0.84	$0.79	$0.35	$0.76

Discontinued operations	(4.30)	0.03	0.21	0.45	0.47

Extraordinary charge					(0.02)

Cumulative effect of accounting change			(0.11)

	$(3.42)	$0.87	$0.89	$0.80	$1.21

Income (loss) per share — diluted:

Continuing operations	$0.87	$0.82	$0.76	$0.33	$0.73

Discontinued operations	(4.26)	0.03	0.21	0.44	0.46

Extraordinary charge					(0.02)

Cumulative effect of accounting change			(0.11)

	$(3.39)	$0.85	$0.86	$0.77	$1.17

Average common shares outstanding (In thousands):

Basic	111,432	110,360	109,199	107,621	104,642

Diluted	112,414	112,952	112,800	112,063	108,402

Balance Sheet Data:

Total Assets	$1,585,396	$1,911,298	$1,884,300	$1,595,394	$1,547,649

Working capital	775,573	521,350	584,436	351,627	353,046

Long-term obligations	268,000	50,000	285,000	104,310	143,757

Stockholders’ equity	927,812	1,300,062	1,181,902	1,034,542	934,114

Store Data:

Gross square footage (000’s)	33,595	31,896	29,015	26,623	24,253

New stores opened	83	124	137	118	95

Stores closed	23	22	34	26	14

Stores opened at end of year	1,290	1,230	1,128	1,025	933

(a) Fiscal 2000 is comprised of 53 weeks

FORM 10-K	Page 12

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR” PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company wishes to take advantage of the “safe harbor” provisions of the Act.

Statements, other than those based on historical facts, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, sourcing and purchasing merchandise, economic and weather conditions which affect buying patterns of the Company’s customers, changes in consumer spending and consumer debt levels, the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and pricing pressures, and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this release, or to update them to reflect events or circumstances occurring after the date of this release, or to reflect the occurrence of unanticipated events.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Sale of Division

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with KB Toy’s management, who the buyer informed the Company will be retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The note receivable matures on December 7, 2010 and bears interest at a rate of 8%. The interest is payable in annual installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are being accounted for on the cost basis. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s Revolving Credit Facility.

FORM 10-K	Page 13

Included in the loss from discontinued operations for the year ended February 3, 2001, was a $72.0 million charge, net of tax, recorded in the second quarter. The charge included a $51.3 million loss on disposal for costs to reposition and exit the business, as well as actual and estimated profits and losses associated with the business from the measurement date to the expected date of disposal. The second quarter charge also included a $20.7 million loss from operations for actual operating results prior to the measurement date.

In the third quarter, the Company recorded an after tax loss on the disposal of the discontinued operation of $407 million. Additional losses were recorded on the sale during the third quarter, as the Company’s initial charge during the second quarter assumed no gain or loss on sale. Additionally, the third quarter after tax loss on disposal included the reversal of estimated operating profits and losses of $45 million, net of tax, recorded in the initial second quarter charge.

Fourth quarter net income includes income from discontinued operations of $27.1 million, net of tax, related to the settlement of various contingencies and finalization of estimates related to the sale of the KB Toy Division. For the year, the $27.1 million is reflected as part of the $430.8 million loss on disposal of the Toy segment. Included in the balance sheet at February 3, 2001, are approximately $11 million of remaining reserves for contingencies and other post-closing adjustments related primarily to professional fees, severance and benefit-related items.

Business Operations

The Company is the nation’s largest broadline closeout retailer. The Company’s goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution and cost containment has made it a low-cost value retailer well-positioned for future growth.

At February 3, 2001, the Company operated a total of 1,290 stores operating as BIG LOTS, BIG LOTS FURNITURE, ODD LOTS, PIC ‘N’ SAVE and MAC FRUGAL’S BARGAINS•CLOSEOUTS. Wholesale operations are conducted through CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

FORM 10-K	Page 14

The following table compares components of the statements of operations of Consolidated Stores as a percent to net sales.

	Fiscal Year

	2000	1999	1998

Net sales	100.0%	100.0%	100.0%

Gross profit	42.3	43.1	42.2

Selling and administrative expenses	36.6	37.3	36.0

Operating profit	5.7	5.8	6.2

Interest expense	0.7	0.6	0.6

Income from continuing operations before income taxes and cumulative effect of
accounting change	5.0	5.2	5.6

Income taxes	2.0	2.0	2.2

Income from continuing operations before cumulative effect of accounting change	3.0	3.2	3.4

Discontinued operations	(14.6)	0.1	0.9

Cumulative effect of accounting change			(0.5)

Net income (loss)	(11.6)%	3.3%	3.8%

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. The following table illustrates the seasonality in net sales and operating profit.

	Quarter

	First	Second	Third	Fourth

Fiscal 2000:

Net sales percentage of full year	22.1%	21.6%	22.4%	33.9%

Operating profit percentage of full year	14.7	10.9	10.1	64.3

Fiscal 1999:

Net sales percentage of full year	22.0%	21.9%	23.0%	33.1%

Operating profit percentage of full year	14.3	10.4	10.9	64.4

FORM 10-K	Page 15

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales Net sales increased to $3,277.1 million for the fifty-three week fiscal year 2000 from $2,933.7 million for the fifty-two week fiscal 1999, an increase of $343.4 million, or 11.7%. This increase was attributable to sales from 83 new stores offset in part by the closing of 23 stores and a comparable store sales increase of 3.7% that was driven primarily by sales of seasonal goods and furniture.

Gross Profit Gross profit increased $120.6 million, or 9.5%, in fiscal 2000 to $1,385.7 million from $1,265.1 million in fiscal 1999. Gross profit as a percent to net sales was 42.3% in 2000 compared to 43.1% in the previous year. The decline in gross profit percentage was primarily due to increased markdowns taken in the fourth quarter to drive customer traffic during the holiday season and sell through seasonal merchandise, as well as a shift in the level of consumable merchandise available throughout the year.

Selling and Administrative Expenses Selling and administrative expenses increased $104.8 million in fiscal 2000 from $1,095.5 million in fiscal 1999. As a percent to net sales, selling and administrative expenses were 36.6% in fiscal 2000 compared to 37.3% in 1999. Fiscal 2000 selling and administrative rate improvement is primarily attributable to more effective leveraging of fixed expenses in the first two quarters of the year combined with more efficient distribution and transportation throughout the year. Additionally, the Company benefited from the fifty-third week of sales in fiscal 2000 as its relatively fixed expense base could be leveraged with the extra week of sales.

Interest Expense Interest expense increased to $22.9 million in fiscal 2000 from $16.4 million in fiscal 1999. The change in interest expense reflects higher average borrowing levels and higher effective interest rates.

Income Taxes The effective tax rate of the Company was 39.5% in both fiscal 2000 and 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales Net sales increased to $2,933.7 million in fiscal 1999 from $2,550.7 million in fiscal 1998, an increase of $383.0 million, or 15.0%. This increase was attributable to sales from 124 new stores offset in part by the closing of 22 stores and a comparable store sales increase of 7.5%. Additionally, sales benefited in 1999 from improved seasonal goods and furniture sales.

Gross Profit Gross profit increased $189.2 million, or 17.6%, in fiscal 1999 to $1,265.1 million from $1,075.9 million in fiscal 1998. Gross profit as a percent to net sales was 43.1% in 1999 compared to 42.2% in the previous year. Gross profit improved as the aggressive pricing strategies during the third and fourth quarters of fiscal 1998 to restore customer traffic while rebuilding store inventories were not anniversaried. Gross profit also benefited from the sell through of seasonal products during the fourth quarter which resulted in an improved markdown realization.

Selling and Administrative Expenses Selling and administrative expenses increased $176.8 million in fiscal 1999 from $918.7 million in fiscal 1998. As a percent to net sales, selling and administrative expenses were 37.3% in fiscal 1999 compared to 36.0% in 1998. Fiscal 1998 selling and administrative expenses were below normal levels reflective of lower costs attributable to the reduced flow of merchandise during that period. Fiscal 1999 selling and administrative expenses were reflective of increased compensation costs and higher distribution and transportation expenses as inventory levels were restored to planned levels.

FORM 10-K	Page 16

Interest Expense Interest expense increased to $16.4 million in fiscal 1999 from $15.8 million in fiscal 1998. The increase was attributable to higher weighted average debt levels for seasonal borrowings as the Company completed its strategic realignment of merchandise inventories to traditional levels.

Income Taxes The effective tax rate of the Company was 39.5% in fiscal 1999 compared to 39.0% in fiscal 1998.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company have been cash flow from operations and, as necessary, borrowings under the Revolving Credit Facility. The Company also utilized uncommitted credit lines, subject to the terms of the Facility, to supplement short-term borrowing requirements. Working capital at February 3, 2001, was $775.6 million and for the year then ended net cash used by operations was $307.9 million. At February 3, 2001, approximately $196.9 million was available for borrowings under the Revolving Credit Facility.

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

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s Revolving Credit Facility.

Capital expenditures for the last three fiscal years were $114.8 million, $83.1 million and $82.8 million, respectively, and were used primarily to fund new store openings and distribution center expansions. The capital expenditure requirements anticipated for 2001 are approximately $93 million primarily to support existing store improvements and new store expansions, as well as warehouse and equipment requirements.

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates in 2001 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change.

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

FORM 10-K	Page 17

Item 8 Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Consolidated Stores Corporation:

We have audited the accompanying consolidated balance sheets of CONSOLIDATED STORES CORPORATION and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of CONSOLIDATED STORES CORPORATION and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Summary of Significant Accounting Policies note to the financial statements, the Company changed its method of accounting for pre-opening costs in 1998.

Deloitte & Touche LLP
Dayton, Ohio
February 27, 2001

FORM 10-K	Page 18

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year

	2000	1999	1998

Net sales	$3,277,088	$2,933,690	$2,550,668

Costs and expenses:

Cost of sales	1,891,345	1,668,623	1,474,767

Selling and administrative expenses	1,200,277	1,095,453	918,699

Interest expense	22,947	16,447	15,795

	3,114,569	2,780,523	2,409,261

Income from continuing operations before income taxes and cumulative
effect of change in accounting principle	162,519	153,167	141,407

Income taxes	64,195	60,501	55,144

Income from continuing operations before cumulative effect of change in
accounting principle	98,324	92,666	86,263

Discontinued operations	(478,976)	3,444	23,155

Cumulative effect of change in accounting principle			(12,649)

Net income (loss)	$(380,652)	$96,110	$96,769

Income (loss) per common share — basic:

Income from continuing operations before cumulative effect of change in
accounting principle	$0.88	$0.84	$0.79

Discontinued operations	(4.30)	0.03	0.21

Cumulative effect of change in accounting principle			(0.11)

	$(3.42)	$0.87	$0.89

Income (loss) per common share — diluted:

Income from continuing operations before cumulative effect of change in
accounting principle	$0.87	$0.82	$0.76

Discontinued operations	(4.26)	0.03	0.21

Cumulative effect of change in accounting principle			(0.11)

	$(3.39)	$0.85	$0.86

FORM 10-K	Page 19

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 3,	January 29,
ASSETS	2001	2000

Current Assets:

Cash and cash equivalents	$30,661	$96,337

Inventories	744,945	735,926

Deferred income taxes	177,188	100,555

Refundable income taxes	84,048

Other current assets	63,725	42,490

Total current assets	1,100,567	975,308

Property and equipment — net	481,909	444,530

Other assets	2,920	4,713

Net assets of discontinued segment		486,747

	$1,585,396	$1,911,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$201,564	$189,118

Accrued liabilities	123,430	96,495

Income taxes payable		28,245

Notes payable and current maturities of long-term obligations		140,100

Total current liabilities	324,994	453,958

Long-term obligations	268,000	50,000

Deferred income taxes	64,590	107,278

Commitments and contingencies

Stockholders’ equity:

Preferred stock — authorized 2,000 shares, $.01 par value; none issued Common stock — authorized 290,000 shares, $.01 par value; issued 112,079 shares
and 111,000 shares, respectively	1,121	1,110

Nonvoting common stock — authorized 8,000 shares, $.01 par value; none issued Additional paid-in capital	416,038	407,647

Retained earnings	510,653	891,305

Total stockholders’ equity	927,812	1,300,062

	$1,585,396	$1,911,298

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 20

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

Balance — January 31, 1998	$1,078	$335,038	$698,426	$1,034,542

Net income			96,769	96,769

Exercise of stock options	16	47,253		47,269

Contribution to savings plan	1	3,321		3,322

Balance — January 30, 1999	1,095	385,612	795,195	1,181,902

Net income			96,110	96,110

Exercise of stock options	12	16,175		16,187

Contribution to savings plan	3	5,860		5,863

Balance — January 29, 2000	1,110	407,647	891,305	1,300,062

Net loss			(380,652)	(380,652)

Exercise of stock options	8	4,508		4,516

Contribution to savings plan	3	3,883		3,886

Balance — February 3, 2001	$1,121	$416,038	$510,653	$927,812

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 21

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year

	2000	1999	1998

Operating activities:

Net income (loss)	$(380,652)	$96,110	$96,769

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Discontinued operations	478,976	(3,444)	(23,155)

Depreciation and amortization	62,290	58,488	53,737

Deferred income taxes	(119,321)	7,812	22,289

Other	3,781	18,647	15,654

Cumulative effect of change in accounting principle			12,649

Change in assets and liabilities	(103,166)	(54,765)	(123,640)

Cash provided by (used in) discontinued operations	(249,842)	65,091	(80,709)

Net cash provided by (used in) operating activities	(307,934)	187,939	(26,406)

Investment activities:

Capital expenditures	(114,847)	(83,068)	(82,813)

Cash proceeds from sale of business	257,613

Other	19,465	355	1,029

Net cash provided by (used in) investing activities	162,231	(82,713)	(81,784)

Financing activities:

Proceeds from (payment of) credit arrangements	77,900	(94,900)	109,068

Proceeds from exercise of stock options	2,127	10,105	33,314

Net cash provided by (used in) financing activities	80,027	(84,795)	142,382

Increase (decrease) in cash and cash equivalents	(65,676)	20,431	34,192

Cash and cash equivalents
Beginning of year	96,337	75,906	41,714

End of year	$30,661	$96,337	$75,906

The accompany notes are an integral part of these financial statements.

FORM 10-K	Page 22

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is the nation’s largest broadline closeout retailer. At February 3, 2001, the Company operated a total of 1,290 stores operating as BIG LOTS, BIG LOTS FURNITURE, ODD LOTS, PIC ‘N’ SAVE and MAC FRUGAL’S BARGAINS•CLOSEOUTS. Wholesale operations are conducted through CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

Fiscal Year

The Company follows the concept of a 52/53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal 2000 is comprised of 53 weeks, while 1999 and 1998 each are comprised of 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and subsidiaries which Consolidated Stores Corporation directly or indirectly has the ability to exercise significant influence over operating and financial policies. All significant intercompany transactions have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of significant contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost or market, first-in first-out basis, primarily on the retail method.

Property and Equipment

Depreciation and amortization are provided on the straight-line method for financial reporting purposes over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from four to ten years for other property and equipment. The Company periodically reviews long-lived assets and certain intangible assets when indicators of impairment exist.

FORM 10-K	Page 23

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Computer Software Costs

The Company records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Intangible Assets

Tradenames are amortized over a period of fifteen years.

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

Other Comprehensive Income

The Company’s other comprehensive income is equal to net income as there are no items that qualify as components of comprehensive income.

Accounting Principle Change

In the fourth quarter of 1998, the Company changed its method of accounting for pre-opening costs in conformity with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” as promulgated by The American Institute of Certified Public Accountants’ Accounting Standards Executive Committee. Historically, non-capital expenditures associated with opening new stores were charged to expense over the first twelve months of store operations. The change involves expensing these and other pre-opening costs as incurred rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in a write-off of capitalized costs as of February 1, 1998, totaling $12,649,000 net of tax benefit of $8,087,000. The effect of this change in accounting principle is considered immaterial to all quarters of fiscal 1998.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. This Statement will be adopted effective February 4, 2001 and is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

FORM 10-K	Page 24

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with KB Toy’s management, who the buyer informed the Company will be retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The note receivable matures on December 7, 2010 and bears interest at a rate of 8%. The interest is payable in annual installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are being accounted for on the cost basis. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s Revolving Credit Facility.

Included in the loss from discontinued operations for the year ended February 3, 2001, was a $72.0 million charge, net of tax, recorded in the second quarter. The charge included a $51.3 million loss on disposal for costs to reposition and exit the business, as well as actual and estimated profits and losses associated with the business from the measurement date to the expected date of disposal. The second quarter charge also included a $20.7 million loss from operations for actual operating results prior to the measurement date.

In the third quarter, the Company recorded an after-tax loss on the disposal of the discontinued operation of $407 million. Additional losses were recorded on the sale during the third quarter, as the Company’s initial charge during the second quarter assumed no gain or loss on sale. Additionally, the third quarter after tax loss on disposal included the reversal of estimated operating profits and losses of $45 million, net of tax, recorded in the initial second quarter charge.

Fourth quarter net income includes income from discontinued operations of $27.1 million, net of tax, related to the settlement of various contingencies and finalization of estimates related to the sale of the KB Toy Division. For the year, the $27.1 million is reflected as part of the $430.8 million loss on disposal of the Toy segment. Included in the balance sheet at February 3, 2001 are approximately $11 million of remaining reserves for contingencies and other post-closing adjustments related primarily to professional fees, severance and benefit-related items.

The following are the components of discontinued operations:

(In thousands)	2000	1999	1998

Income (loss) from operations of Toy segment, net of income taxes of
$(31,470), $2,699 and $14,801 in 2000, 1999 and 1998, respectively	$(48,201)	$3,444	$23,155

Loss on disposal of Toy segment, net of income tax benefit of $(201,953)	(430,775)

	$(478,976)	$3,444	$23,155

FORM 10-K	Page 25

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The provision for income taxes is comprised of the following:

(In thousands)	2000	1999	1998

Federal — currently payable	$95,090	$50,041	$53,976

Deferred — federal, state and local	(49,751)	5,905	(7,534)

State and local — currently payable	18,856	4,555	8,702

	$64,195	$60,501	$55,144

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

	2000	1999	1998

Statutory federal income tax rate	35.0%	35.0%	35.0%

Effect of:

State and local income taxes, net of federal tax benefit	4.5	2.5	4.0

Work opportunity and targeted jobs tax credit	(0.6)	(0.3)	(0.4)

Other	0.6	2.3	0.4

Effective tax rate	39.5%	39.5%	39.0%

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities are presented in the following table.

(In thousands)	2000	1999

Deferred tax assets:

Uniform inventory capitalization	$23,127	$25,087

Inventory valuation allowance	666	6,014

Net operating loss carryforward	76,254

Other (each less than 5% of total deferred tax assets)	94,934	69,454

Valuation allowance	(17,793)

Total deferred tax assets	177,188	100,555

Deferred tax liabilities:

Depreciation	34,527	65,763

Deferred gain		13,127

Other (each less than 5% of total deferred tax liabilities)	30,063	28,388

Total deferred tax liabilities	64,590	107,278

Net deferred tax assets (liabilities)	$112,598	$(6,723)

FORM 10-K	Page 26

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (Concluded)

The Company has federal pre-tax net operating loss carryforwards arising from the disposition of its KB Toy Division of approximately $141,307,000 ($49,458,000 tax benefit) that will expire in fiscal 2020. The Company has determined that based on profitability, it is more likely than not that the federal net operating loss carryforwards will be realized in future periods. The Company also has recorded a cumulative state net operating loss benefit of approximately $26,796,000. The state net operating loss carryforwards have been encumbered by a $6,503,000 valuation allowance due to the uncertainties related to their future utilization. The state net operating loss carryforwards will expire from 2003 through fiscal 2020. Additionally, the Company has alternative minimum tax credit carryforwards of approximately $5,088,000 that have no expiration date, work opportunity tax credit carryforwards of approximately $4,562,000, and low income housing tax credit carryforwards of approximately $150,000 that will expire from fiscal 2018 through fiscal 2020, foreign tax credit carryforwards of approximately $679,000 that will expire in fiscal 2003 and fiscal 2004, and enterprise zone credits of $977,000, which will not expire. The foreign tax credit carryforwards have been fully reserved by a valuation allowance. The balance of the valuation allowance relates to a capital loss that may never be utilized.

The Company has recorded refundable income taxes from federal and state net operating loss carrybacks of $74,276,000. The balance of refundable income taxes relates to various refund claims.

Net income taxes paid were $47,711,000, $40,496,000 and $44,614,000 in 2000, 1999 and 1998, respectively.

LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following:

(In thousands)	2000	1999

Credit agreements	$268,000	$90,100

7% Subordinated notes		100,000

	268,000	190,100

Less current portion		140,100

	$268,000	$50,000

The $268,000,000 debt outstanding at the end of fiscal 2000 matures in 2002.

Interest paid, including capitalized interest of $2,817,000, $1,721,000, and $2,161,000 in each of the respective previous three fiscal years, was $39,718,000 in 2000, $27,448,000 in 1999, and $26,693,000 in 1998.

Credit Agreements

On December 4, 2000, the Company amended its Revolving Credit Facility. The annual working capital needs of the Company were revised as a result of the KB Toy Division divestiture and the credit facility was amended to reduce the available aggregate principal amount from $700 million to $500 million and the seasonal uncommitted credit facilities will no longer be utilized by the Company. Additionally, the expiration date of the Revolving Credit Facility has been revised from May 15, 2003 to May 6, 2002. The carrying amount of the Revolving Credit Facility is a reasonable estimate of its fair value.

FORM 10-K	Page 27

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM OBLIGATIONS (Concluded)

The Company’s $500 million Revolving Credit Facility (“Revolver”) with a syndicate of financial institutions provides unsecured senior bank financing. The Revolver has an expiration date of May 6, 2002, and requires the maintenance of certain standard financial ratios and prohibits the payment of cash dividends. At February 3, 2001, approximately $196,879,000 was available for borrowings under the Revolver. Direct borrowings under the Revolver at February 3, 2001, were at a weighted average rate of 6.51%. The Company was contingently liable for outstanding letters of credit totaling $35,121,000 at February 3, 2001.

Subordinated Notes

The $100,000,000 Subordinated Notes matured during 2000 and were paid in full.

COMMITMENTS AND CONTINGENCIES

The Company has commitments to certain vendors for future inventory purchases totaling approximately $484,413,000 at February 3, 2001. Terms of the commitments provide for these inventory purchases to be made through fiscal 2004 or later as may be extended. There are no annual minimum purchase requirements.

The Company is involved in various litigation and related matters generally incidental to normal operations. In the opinion of management, after consultation with legal counsel, the resolution of pending litigation and related matters is not expected to have a material effect on the financial condition, results of operations or liquidity of the Company.

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

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS (Continued)

The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans as of December 31.

(In thousands)	2000	1999

Change in projected benefit obligation:

Projected benefit obligation at beginning of year	$34,921	$30,742

Service cost	3,221	3,350

Interest cost	2,382	2,074

Benefits paid	(2,625)	(1,406)

Actuarial (gain) loss	(1,975)	161

Projected benefit obligation at end of year	$35,924	$34,921

Change in plan assets:

Fair market value at beginning of year	$26,610	$23,510

Actual return on plan assets	(1,559)	3,154

Employer contribution	3,567	1,352

Benefits paid	(2,625)	(1,406)

Fair market value at end of year	$25,993	$26,610

Funded status	$(9,931)	$(8,311)

Unrecognized actuarial loss	6,553	4,758

Unrecognized transition obligation	172	186

Unrecognized prior service cost	(271)	(407)

Accrued benefit cost	$(3,477)	$(3,774)

Assumptions used in each year of the actuarial computations were:

	2000	1999

Discount rate	7.6%	7.6%

Rate of increase in compensation levels	5.5%	5.5%

Expected long-term rate of return	9.0%	9.0%

FORM 10-K	Page 29

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS (Concluded)

The components of net periodic pension cost are comprised of the following:

(In thousands)	2000	1999	1998

Service cost — benefits earned in the period	$3,221	$3,350	$3,281

Interest cost on projected benefit obligation	2,382	2,074	1,674

Expected investment return on plan assets	(2,312)	(2,008)	(1,485)

Net amortization and deferral	(20)	778	778

Net periodic pension cost	$3,271	$4,194	$4,248

The following sets forth certain information for the qualified defined benefit pension plan and a non-qualified supplemental defined benefit pension plan.

			Unfunded Non-Qualified
	Funded Defined Benefit		Supplemental Defined
	Pension Plan		Benefit Pension Plan

(In thousands)	2000	1999	2000	1999

Projected benefit obligation	$33,223	$33,056	$2,701	$1,865

Accumulated benefit
obligation	24,168	27,275	1,388	915

Fair market value of plan
assets	25,993	26,610

Savings Plan

The Company has a savings plan with a 401(k) deferral feature and a Top Hat Plan with a similar deferral feature for all eligible employees. Provisions of $6,853,330, $5,250,942 and $3,664,552 have been charged to operations in fiscal 2000, 1999 and 1998, respectively.

FORM 10-K	Page 30

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES

Leased property consists primarily of the Company’s retail stores and certain warehouse space. Many of the store leases have rent escalations and provide that the Company pay for real estate taxes, utilities, liability insurance and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. In addition, some leases provide options to extend the original terms for an additional two to twenty years. Minimum lease commitments as of February 3, 2001, are as follows:

Operating
(In thousands)	Leases

2001	$134,959

2002	115,834

2003	97,978

2004	73,837

2005	53,558

Subsequent to 2005	102,178

$578,344

Total rental expense charged to operations for operating leases of stores and warehouses consisted of the following:

(In thousands)	2000	1999	1998

Minimum rentals	$150,270	$155,237	$131,071

Contingent rentals	(285)	1,051	1,286

	$149,985	$156,288	$132,357

STOCKHOLDERS’ EQUITY

Income per Share

There are no adjustments required to be made to income before cumulative effect of change in accounting principle for purposes of computing basic and diluted income per share and there were no securities outstanding at February 3, 2001, which were excluded from the computation of income per share.

FORM 10-K	Page 31

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS’ EQUITY (Continued)

A reconciliation of the average number of common shares outstanding used in the basic and diluted income per share computations is as follows:

(In thousands)	Average Common Shares Outstanding

	2000	1999	1998

Basic	111,432	110,360	109,199

Dilutive effect of stock
options	982	2,592	3,601

Diluted	112,414	112,952	112,800

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

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS’ EQUITY (Concluded)

In general, at any time until 10 business days following the Stock Acquisition Date, Consolidated may redeem the Rights in whole, but not in part, at a price of $.01 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board of Directors). Once the Board of Directors orders redemption of the Rights, the Rights will terminate. Unless earlier redeemed by the Company, the Rights expire on April 18, 2009, and at no time have voting power.

Preferred Stock

In conjunction with the Stockholder Rights Plan, the Company has reserved 600,000 shares of preferred stock for issuance thereunder.

STOCK PLANS

Stock Option Plans

Consolidated Stores Corporation 1996 Performance Incentive Plan (“Incentive Plan”) provides for the issuance of stock options, restricted stock, performance units, stock equivalent units and stock appreciation rights (“SAR’s”). The number of newly issued shares of common stock available for issuance under the Incentive Plan is 3,125,000 plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company’s fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued shares of common stock available for use under the Incentive Plan shall not exceed 15% of the total issued and outstanding Common Stock as of any measurement date. At February 3, 2001, 10,230,763 shares of common stock were available for issuance under the Incentive Plan. The term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined, of the underlying common stock on the date of award. The award price of a SAR is to be a fixed amount not less than 100% of the fair market value of a share of common stock at the date of award. Upon an effective change in control of the Company, all awards outstanding under the Incentive Plan automatically vest.

The Company has a Director Stock Option Plan (“DSOP”), for nonemployee directors, pursuant to which up to 781,250 shares of the Company’s common stock may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors nor the Compensation Committee exercise any discretion in administration of the DSOP. Grants are made annually, approximately 90 days following the annual meeting of stockholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each nonemployee director which becomes fully exercisable over a three-year period: 20% the first year and 40% each subsequent year, beginning one year subsequent to grant.

FORM 10-K	Page 33

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS (Continued)

Changes in the status of outstanding options were as follows:

	Options	Price(a)

Outstanding at January 31, 1998	10,710,059	$14.31

Granted	3,641,677	27.44

Exercised	1,601,742	20.19

Forfeited	807,107	24.25

Outstanding at January 30, 1999	11,942,887	16.85

Granted	392,500	19.42

Exercised	1,177,126	7.17

Forfeited	303,793	26.64

Outstanding at January 29, 2000	10,854,468	17.73

Granted	2,474,000	11.70

Exercised	754,145	3.02

Forfeited	1,778,098	19.77

Outstanding at February 3, 2001	10,796,225	$17.02

(a) Weighted average per share exercise price.

The following table summarizes information about the Company’s stock option plans at February 3, 2001:

Range of Prices		Options Outstanding			Options Exercisable

			Weighted
			Average	Weighted		Weighted
		Number of	Remaining	Average	Number of	Average
Greater	Less Than	Options	Contractual	Exercise	Options	Exercise
Than	or Equal to	Outstanding	Life (Years)	Price	Exercisable	Price

$1	$10	1,603,000	1.0	$6.31	1,593,973	$6.29

$10	$20	6,188,093	6.3	12.98	3,659,060	12.78

$20	$30	1,687,546	6.1	26.06	1,410,981	26.25

$30	$40	1,267,725	7.1	37.35	588,284	37.29

$40		49,861	6.8	41.14	44,900	41.20

		10,796,225	5.6	$17.02	7,297,198	$16.12

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

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS (Concluded)

If compensation cost for stock option awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, pro forma net income (loss) and income (loss) per share would have been as follows:

(In thousands, except per share amounts)	2000	1999	1998

Net income (loss):

As reported	$(380,652)	$96,110	$96,769

Pro forma	(384,826)	83,847	83,282

Income (loss) per common share:

As reported	$(3.42)	$0.87	$0.89

Pro forma	(3.45)	0.76	0.76

Income (loss) per common share — diluted:

As reported	$(3.39)	$0.85	$0.86

Pro forma	(3.42)	0.74	0.74

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998

Weighted-average fair value of options granted	$11.76	$19.71	$27.22

Risk-free interest rates	4.8%	6.4%	4.8%

Expected life (years)	2.5	2.2	2.3

Expected volatility	66.0%	69.0%	65.0%

FORM 10-K	Page 35

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADDITIONAL DATA

The following is a summary of certain financial data:

(In thousands)	2000	1999

Property and equipment — at cost:

Land	$36,040	$40,298

Buildings	359,951	358,055

Fixtures and equipment	441,113	406,193

Transportation equipment	23,824	28,658

	860,928	833,204

Construction-in-progress	65,996	14,494

	926,924	847,698

Less accumulated depreciation	445,015	403,168

	$481,909	$444,530

(In thousands)	2000	1999

Accrued liabilities:

Salaries and wages	$45,874	$39,048

Property, payroll and other taxes	76,973	54,799

Other	583	2,648

	$123,430	$96,495

The following analysis supplements changes in current assets and current liabilities presented in the consolidated statements of cash flows:

(In thousands)	2000	1999	1998

Inventories	$(9,019)	$(46,061)	$(124,123)

Other current assets	(21,235)	(2,814)	(5,635)

Accounts payable	12,446	(9,868)	58,971

Accrued liabilities	26,935	(3,001)	(35,198)

Income taxes	(112,293)	6,979	(17,655)

	$(103,166)	$(54,765)	$(123,640)

FORM 10-K	Page 36

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for fiscal 2000, 1999 and 1998 is presented below:

(In thousands, except per share amounts) (a)	First	Second	Third	Fourth	Year

2000
Net sales	$723,139	$708,518	$733,495	$1,111,936	$3,277,088

Gross profit	303,693	298,510	312,574	470,966	1,385,743

Income from continuing operations	14,324	9,277	6,570	68,153	98,324

Net income (loss)	(13,177)	(62,679)	(400,018)	95,222	(380,652)

Income (loss) per common share — basic:

Continuing operations	0.13	0.08	0.06	0.61	0.88

Discontinued operations	(0.25)	(0.64)	(3.65)	0.24	(4.30)

	$(0.12)	$(0.56)	$(3.59)	$0.85	$(3.42)

Income (loss) per share — diluted:

Continuing operations	0.13	0.08	0.06	0.61	0.87

Discontinued operations	(0.25)	(0.64)	(3.61)	0.24	(4.26)

	$(0.12)	$(0.56)	$(3.55)	$0.85	$(3.39)

1999

Net sales	$644,579	$641,638	$673,530	$973,943	$2,933,690

Gross profit	278,476	273,246	285,990	427,355	1,265,067

Income from continuing operations	12,773	8,419	7,720	63,754	92,666

Net income (loss)	(3,721)	(4,416)	(15,012)	119,259	96,110

Income (loss) per common share — basic:

Continuing operations	0.12	0.08	0.07	0.58	0.84

Discontinued operations	(0.15)	(0.12)	(0.21)	0.50	0.03

	$(0.03)	$(0.04)	$(0.14)	$1.08	$0.87

Income (loss) per share — diluted:

Continuing operations	0.11	0.07	0.07	0.57	0.82

Discontinued operations	(0.14)	(0.11)	(0.20)	0.49	0.03

	$(0.03)	$(0.04)	$(0.13)	$1.06	$0.85

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

FORM 10-K	Page 37

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)(Concluded)

(In thousands, except per share amounts) (a)	First	Second	Third	Fourth	Year

1998
Net sales	$568,806	$560,131	$568,634	$853,097	$2,550,668

Gross profit	245,630	238,865	234,758	356,648	1,075,901

Income (loss) from continuing operations (b)	19,285	18,149	(5,613)	54,442	86,263

Net income (loss)	817	6,506	(16,732)	106,178	96,769

Income (loss) per common share — basic:

Continuing operations	0.18	0.17	(0.05)	0.49	0.79

Discontinued operations	(0.17)	(0.11)	(0.10)	0.59	0.21

Cumulative effect of accounting change				(0.11)	(0.11)

	$0.01	$0.06	$(0.15)	$0.97	$0.89

Income (loss) per share — diluted:

Continuing operations	0.17	0.16	(0.05)	0.48	0.76

Discontinued operations	(0.16)	(0.10)	(0.10)	0.57	0.21

Cumulative effect of accounting change				(0.11)	(0.11)

	$0.01	$0.06	$(0.15)	$0.94	$0.86

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

(b)	Income from continuing operations is before the cumulative effect of accounting change for 1998.

FORM 10-K	Page 38

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Items 10-13

Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders, which involves the election of directors, the definitive copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 13, 2001.

PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

		Page

1.	Financial Statements

	Independent Auditors’ Report	18

	Consolidated Statements of Operations	19

	Consolidated Balance Sheets	20

	Consolidated Statements of Stockholders’ Equity	21

	Consolidated Statements of Cash Flows	22

	Notes to Consolidated Financial Statements	23

2.	Financial Statement Schedules

Schedule	Description

II	Valuation and Qualifying Accounts	43

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

FORM 10-K	Page 39

Exhibit No.	Document

3(a)	Form of Restated Certificate of Incorporation of the Company (Exhibit 4(a) to the Company Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

3(b)	By-laws of the Company, as amended July 18, 1989 (Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990, and as amended April 14, 1992, filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992, and incorporated herein by reference)

4(a)	Specimen Stock Certificate (Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

4(b)	Rights Agreement, dated as of April 6, 1999, between the Company and National City Bank, which includes as Exhibit B thereto, the Form of Rights Certificate (Exhibit 4 to the Company’s Form 8-K dated April 8, 1999 and incorporated herein by reference)

10(a)	Consolidated Stores Corporation 1996 Performance Incentive Plan as Amended and Restated on July 23, 1996 (Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference)

10(b)	Consolidated Stores Corporation Directors Stock Option Plan (Exhibit 10(q) to the Company’s Registration Statement (No. 33-42502) on Form S-8 and incorporated herein by reference)

10(b)(i)	Consolidated Stores Corporation Amended and Restated Directors Stock Option Plan (Exhibit 10(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference)

10(c)	Consolidated Stores Corporation Supplemental Savings Plan (Exhibit 10(r) to the Company’s Registration Statement (No. 33-42692) on Form S-8 and incorporated herein by reference)

10(d)	CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

10(d)(i)	Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference)

10(d)(ii)	Amendment No. 2 to CSIC Pension Plan and Trust (Filed as an Exhibit to the Company’s Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference)

10(e)	Amended and Restated Credit Agreement dated as of May 15, 1998 by and among Consolidated Stores Corporation, an Ohio corporation (the “Borrower”), the BANKS (as defined), and The Bank of New York, in its capacity as Syndication Agent and as a Managing Agent, National City Bank, in its capacity as Administrative Agent (“Administrative Agent”) and as a Managing Agent, PNC Bank, National Association, in its capacity as Arranger, as Documentation Agent (the “Documentation Agent”) and as a Managing Agent, and Bank One, N.A., in its capacity as a Co-Syndication Agent and a Managing Agent and NationsBank, N.A., Fleet National Bank, Bank of America NT & SA, and First Union National Bank, as Managing Agents (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference)

FORM 10-K	Page 40

Exhibit No.	Document

10(f)	Employment Agreement with Michael J. Potter (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference)

10(g)	Employment Agreement with Albert J. Bell (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference)

10(h)	Employment Agreement with William G. Kelley (Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference)

10(i)	Employment Agreement with William G. Kelley (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference)

10(j)	Employment Agreement with Armen Bahadurian (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

10(k)	Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference)

10(l)	Consolidated Stores Corporation Savings Plan and Trust, as amended and restated (Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

10(m)	The Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan (Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference)

10(n)	Form of Executive Severance Agreement of the Company (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference)

10(o)	Form of Senior Executive Severance Agreement of the Company (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference)

10(p)	Consolidated Stores Executive Benefits Plan (Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference)

10(q)	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 and incorporated herein by reference)

21*	List of subsidiaries of the Company

23*	Consent of Deloitte & Touche LLP

24	Power of Attorney for William G. Kelley, Michael L. Glazer and Michael J. Potter (Exhibit 24 included in Part II of the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.1	Power of Attorney for David T. Kollat (Exhibit 24.1 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

FORM 10-K	Page 41

Exhibit No.	Document

24.2	Power of Attorney for Nathan P. Morton (Exhibit 24.2 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.3	Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.4	Power of Attorney for William A. Wickham (Exhibit 24.5 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.5	Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference)

24.6	Power of Attorney for W. Eric Carlborg (Exhibit 24.6 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

24.7	Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference)

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

FORM 10-K	Page 42

CONSOLIDATED STORES CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expense	Accounts	Deductions	Period

Fiscal year ended February 3, 2001 -

Inventory valuation allowance (a)	$3,946	10,511		12,798	$1,659

Fiscal year ended January 29, 2000 -

Inventory valuation allowance (a)	$2,198	6,091		4,343	$3,946

Fiscal year ended January 30, 1999 -

Inventory valuation allowance (a)	$601	2,816		1,219	$2,198

(a)	Consists primarily of reserve for markdowns of aged goods and similar inventory reserves.

FORM 10-K	Page 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED STORES CORPORATION

Date: May 1, 2001	By:	/s/ Michael J. Potter

Michael J. Potter

Chairman of the Board, Chief Executive Officer

and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 1, 2001		/s/ Michael J. Potter

Michael J. Potter

Chairman of the Board, Chief Executive Officer

and President

Date: May 1, 2001		/s/ Mark D. Shapiro

Mark D. Shapiro

Senior Vice President and Chief

Financial Officer

Date: May 1, 2001

Sheldon M. Berman W. Eric Carlborg Michael L. Glazer Directors	David T. Kollat Brenda J. Lauderback Nathan Morton Directors	Michael J. Potter Dennis B. Tishkoff William A. Wickham Directors

Albert J. Bell, by signing his name hereto, does hereby sign this Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

/s/ Albert J. Bell	/s/ Albert J. Bell

Albert J. Bell	Albert J. Bell

Vice Chairman of the Board and Chief Administrative Officer	Attorney-in-Fact

Dated: May 1, 2001

FORM 10-K	Page 44