Form 10-Q
period 2001-05-05
BIG LOTS INC
filed 2001-06-15
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

Commission File Number 1-8897

BIG LOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio	43228-0512
(Address of principal executive office)	(Zip Code)

(614) 278-6800
(Registrant’s telephone number, including area code)

Consolidated Stores Corporation
a Delaware corporation
1105 North Market Street, Suite 1300, P.O. Box 8985, Wilmington, Delaware 19899
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

The number of shares of Common Stock, $.01 par value per share, outstanding as of June 12, 2001, was 113,501,336 and there were no shares of Non-Voting Common Stock, $.01 par value per share, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended May 5, 2001

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended

	May 5,	April 29,
	2001	2000

Net sales	$773,621	$723,139

Costs and expenses:

Cost of sales	459,703	419,446

Selling and administrative expenses	309,829	276,484

Interest expense	3,596	3,533

	773,128	699,463

Income from continuing operations before income taxes	493	23,676

Income taxes	195	9,352

Income from continuing operations	298	14,324

Discontinued operations		(27,501)

Net income (loss)	$298	$(13,177)

Income (loss) per common share — basic:

Income from continuing operations	$0.00	$0.13

Discontinued operations	0.00	(0.25)

Net income (loss)	$0.00	$(0.12)

Income (loss) per common share — diluted:

Income from continuing operations	$0.00	$0.13

Discontinued operations	0.00	(0.25)

Net income (loss)	$0.00	$(0.12)

Average common shares outstanding:

Basic	112,823	111,105

Dilutive effect of stock options	415	1,102

Diluted	113,238	112,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 5,	February 3,
	2001(a)	2001

ASSETS

Current assets:

Cash and cash equivalents	$33,795	$30,661

Inventories	754,277	744,945

Deferred income taxes	163,366	177,188

Refundable income taxes	83,811	84,048

Other current assets	84,539	63,725

Total current assets	1,119,788	1,100,567

Property and equipment — net	495,536	481,909

Other assets	2,996	2,920

	$1,618,320	$1,585,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$198,290	$201,564

Accrued liabilities	95,707	123,430

Notes payable and current maturities of long-term obligations	30,000

Total current liabilities	323,997	324,994

Long-term obligations, less current maturities	289,700	268,000

Deferred income taxes	63,995	64,590

Commitments and contingencies

Stockholders’ equity:

Preferred stock — authorized 2,000 shares, $.01 par value; none issued

Common stock — authorized 290,000 shares, $.01 par value; issued 113,339 shares and 112,079 shares, respectively	1,133	1,121

Nonvoting common stock — authorized 8,000 shares, $.01 par value; none issued

Additional paid-in capital	428,543	416,038

Retained earnings	510,952	510,653

Total stockholders’ equity	940,628	927,812

	$1,618,320	$1,585,396

(a)	Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Thirteen weeks ended

	May 5,	April 29,
	2001	2000

Operating activities:

Net income (loss)	$298	$(13,177)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Discontinued operations		27,501

Depreciation and amortization	15,710	14,934

Deferred income taxes	11,708	1,903

Other	7,089	3,394

Change in assets and liabilities	(60,907)	(100,592)

Cash used in discontinued operations		(175,176)

Net cash used in operating activities	(26,102)	(241,213)

Investing activities:

Capital expenditures	(29,577)	(25,249)

Other	81	354

Net cash used in investing activities	(29,496)	(24,895)

Financing activities:

Net proceeds from credit arrangements	53,219	226,500

Proceeds from exercise of stock options	5,513	60

Net cash provided by financing activities	58,732	226,560

Increase (decrease) in cash and cash equivalents	3,134	(39,548)

Cash and cash equivalents: Beginning of period	30,661	96,337

Cash and cash equivalents: End of period	$33,795	$56,789

Supplemental disclosure of Cash Flow Information:

Cash paid for interest	$4,772	$5,524

Cash paid for income taxes	$301	$64,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries (f\k\a Consolidated Stores Corporation). The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The condensed consolidated balance sheet at May 5, 2001, and the condensed consolidated statements of operations and statements of cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. Interim results are not necessarily indicative of results for a full year.

Note 2 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. This Statement was adopted effective February 4, 2001, and does not have an impact on the financial position, results of operations or cash flows of the Company.

Note 3 – Debt

On May 8, 2001, the Company entered into a $512.5 million Senior Unsecured Revolving Credit Agreement (“Revolving Credit Agreement”) with a group of financial institutions, including a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. Based upon the Company’s current debt rating, borrowings under the Revolving Credit Agreement bear interest equal to LIBOR plus 125 basis points. The Revolving Credit Agreement replaced the Company’s $500 million Senior Unsecured Bank Facility that was due to expire on May 6, 2002.

On May 8, 2001, the Company also completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes carry a weighted average yield of 7.71% and rank parri passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Company’s previous bank facility. Summary terms of the note issuance are as follows:

Amount	Due Date	Coupon	Yield

$174 million	May 15, 2005	7.87%	7.69%

$ 15 million	May 15, 2006	7.97%	7.79%

$ 15 million	May 15, 2007	8.07%	7.89%

Both the Revolving Credit Agreement and the Senior Notes contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated fixed charge coverage, leverage and minimum net worth ratios.

Note 4 – Discontinued Operations

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with KB Toy’s management, who the buyer informed the Company has been retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The note receivable matures on December 7, 2010 and bears interest at a rate of 8%. The interest is payable in annual installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are being accounted for on the cost basis. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s then-existing revolving credit facility.

Included in the balance sheet at February 3, 2001, were approximately $11 million of reserves related to contingencies and other post-closing adjustments including professional fees, severance and benefit-related items. As of May 5, 2001, approximately $3.9 million of reserves remained on the balance sheet to cover additional contingencies related to the toy segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

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

Recent Announcements

On May 16, 2001, the Company announced that it had changed its company name to Big Lots, Inc., and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Stockholder’s Meeting on May 15, 2001. Also approved was a proposal to change the state of the Company’s incorporation from Delaware to Ohio. This change was affected by merging Consolidated Stores Corporation, a Delaware corporation (“Consolidated (Delaware)”), with and into the Company (the “Merger”). At the effective time of the Merger, the separate corporate existence of Consolidated (Delaware) ceased, and the Company succeeded to all the business, properties, assets and liabilities of Consolidated (Delaware). The shares of common stock of Consolidated (Delaware) issued and outstanding immediately prior to the effective time of the Merger did, by virtue of the Merger, convert into an equal number of shares of fully paid and non-assessable common shares of the Company.

As part of this change, all stores under the names of Odd Lots, Mac Frugal’s, and Pic “N’ Save will be converted to Big Lots over the next two years. The Company believes that Big Lots is its most recognizable brand name and this change will offer numerous opportunities to increase brand awareness among customers, suppliers, investors and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

Overview

The Company is the nation’s largest broadline closeout retailer. At May 5, 2001, the Company operated a total of 1,306 stores in 46 states, operating as BIG LOTS, BIG LOTS FURNITURE, ODD LOTS, PIC ’N’ SAVE and MAC FRUGAL’S BARGAINS•CLOSEOUTS. The Company’s goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.

Wholesale operations are currently conducted through CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

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

The following table compares components of the statements of operations of Big Lots, Inc., as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks ended

	May 5, 2001	April 29, 2000

Net sales	100.0%	100.0%

Gross profit	40.6	42.0

Selling and administrative expenses	40.0	38.2

Operating profit	0.6	3.8

Interest expense	0.5	0.5

Income from continuing operations before income taxes	0.1	3.3

Income taxes	0.1	1.3

Income from continuing operations	0.0	2.0

Discontinued operations	0.0	(3.8)

Net income (loss)	0.0%	(1.8)%

Number of closeout stores in operation at End of period	1,306	1,246

Results of Operations

Net Sales Net sales increased $50.5 million, or 6.9%, to $773.6 million for the thirteen-week period ended May 5, 2001, from $723.1 million in the same period of 2000. This increase was attributable to a 1.4% increase in comparable store sales for all stores open two years at the beginning of the fiscal year and sales from 18 new stores offset in part by the closing of 2 stores. On a comparable store basis, the value of the average customer basket increased 2.1% while the number of customer transactions decreased 0.7% for the thirteen week period ended May 5, 2001.

Gross Profit Gross profit increased $10.2 million, or 3.3%, in the first quarter of 2001 to $313.9 million from $303.7 million in the first quarter of 2000. Gross profit as a percent to net sales was 40.6% in the 2001 quarter compared to 42.0% in the previous year quarter. The decline in gross profit percentage was primarily due to aggressive pricing and promotional selling of seasonal goods and a continued shift into consumable categories.

Selling and Administrative Expenses Selling and administrative expenses increased $33.3 million in the first quarter of 2001 to $309.8 million from $276.5 million in the first quarter of 2000. As a percent to net sales, selling and administrative expenses increased to 40.0% from 38.2% in the prior year quarter. This rate increase was primarily driven by the de-leveraging of expense categories due to the first quarter comparable sales results, principally in the areas of store payroll, warehousing costs, and occupancy costs.

Interest Expense Interest expense for the first quarter of 2001 remained flat over the prior year quarter at $3.6 million, and 0.5% as a percent to net sales.

Income Taxes The effective tax rate of the Company is anticipated to be 39.5% in fiscal 2001.

Capital Resources and Liquidity

The primary sources of liquidity for the Company have been cash flow from operations and, as necessary, borrowings from available credit facilities. Working capital at May 5, 2001, was $795.8 million and for the thirteen-week period then ended net cash used by operations was $26.1 million and capital expenditures were $29.6 million. At May 5, 2001, approximately $139.8 million was available for borrowings under the then existing Credit Facility.

On May 8, 2001, the Company entered into a $512.5 million Senior Unsecured Revolving Credit Agreement (“Revolving Credit Agreement”) with a group of financial institutions, including a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. Based upon the Company’s current debt rating, borrowings under the Revolving Credit Agreement bear interest equal to LIBOR plus 125 basis points. The Revolving Credit Agreement replaced the Company’s $500 million Senior Unsecured Bank Facility that was due to expire on May 6, 2002.

On May 8, 2001, the Company also completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes carry a weighted average yield of 7.71% and rank parri passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Company’s previous bank facility. Summary terms of the note issuance are as follows:

Amount	Due Date	Coupon	Yield

$174 million	May 15, 2005	7.87%	7.69%

$ 15 million	May 15, 2006	7.97%	7.79%

$ 15 million	May 15, 2007	8.07%	7.89%

Both the Revolving Credit Agreement and the Senior Notes contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated fixed charge coverage, leverage and minimum net worth ratios.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart®, KMart®, Target®, Dollar General® and Family Dollar®), deep discount drugstore chains and other value-oriented specialty retailers. Certain of the Company’s competitors have greater financial, distribution, marketing and other resources than the Company.

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

Part II-Other Information

Item 1. LEGAL PROCEEDINGS. Not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following paragraphs summarize the material attributes of the Company’s Common Shares. The statements with respect to the Company’s Common Shares are brief summaries of the provisions set forth in the Amended Articles of Incorporation (the “Articles”) of the Company and the Code of Regulations (the “Regulations”) of the Company, which are filed as exhibits hereto. The following statements are qualified in their entirety by reference to the Articles and the Regulations.

General

The Articles authorize 298,000,000 Company Common Shares and 2,000,000 preferred shares, $0.01 par value (the “Preferred Shares”). As of May 15, 2001, the effective date of the Merger, 113,372,817 of the Company’s Common Shares were issued and outstanding and no Preferred Shares were issued and outstanding. The Articles authorize the Board of Directors of the Company to issue the Preferred Shares in one or more series and to establish the designations, preferences and rights, including voting rights, of each such series.

The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “BLI.”

Voting Rights

Quorum for Meeting of Shareholders

The Regulations provide that the holders of a majority of the voting power of the Company must be present in person or by proxy to constitute a quorum at any meeting of shareholders.

General Voting Rights

Each Company Common Share entitles the holder thereof to one vote for the election of directors and for all other matters submitted to the shareholders of the Company for their consideration.

The Regulations provide that all elections of directors shall be determined by a plurality of the votes cast. Any other matters submitted to the shareholders for their vote shall be decided by the vote of such proportion of the shares, or of any class of shares, or of each class, as is required by law, the Articles or the Regulations.

Under the provisions of the Articles, the vote required for approval of significant corporate transactions such as a merger, consolidation, combination or majority share acquisition involving the Company, the dissolution of the Company, the sale, lease, exchange, transfer or other disposition of all or substantially all of the assets of the Company or the amendment of the Articles, shall be the vote of the holders of shares entitling them to exercise a majority of the voting power of the Company. The Regulations may be amended, or new regulations may be adopted, at a meeting of shareholders by the affirmative vote of the holders of shares entitling them to exercise not less than a majority of the voting power of the Company, or without a meeting by the written consent of the holders of shares entitling them to exercise not less than two-thirds of the voting power of the Company.

Cumulative Voting

Shareholders of the Company do not have the right of cumulative voting in the election of directors.

Number of Directors

Until changed by the amendment of the Regulations, by the adoption of new regulations or by the directors, the number of directors shall be nine. The Regulations authorize the directors to change the number of directors, provided that the directors may not reduce the number of directors to less than nine or increase the number of directors to more than eleven.

Removal of Directors and Filling of Vacancies

The Regulations provide that a director or directors may be removed from office, with or without cause, by the vote of the holders of shares entitling them to exercise not less than a majority of the voting power of the corporation in the election of directors. Vacancies in the Board of Directors and any newly-created directorships resulting from any increase in the number of directors may be filled by the affirmative vote of a majority of the directors then in office or by the shareholders of the Company.

Pre-Emptive Rights

Under the Articles, shareholders of the Company do not have pre-emptive rights.

Repurchases

The Company has the right to repurchase, if and when any shareholder desires to sell, or on the happening of any event is required to sell, shares of any class or series issued by the Company. However, the Company may not repurchase shares if immediately thereafter its assets would be less than its liabilities plus its stated capital, if any, or if the Company is insolvent or there is reasonable ground to believe it would be rendered insolvent by such purchase.

Dividend Rights

The Company may pay dividends in an amount which does not exceed the combination of the surplus of the Company and the difference between (a) the reduction in surplus that results from the immediate recognition of the transition obligation under Statement of Financial Accounting Standards No. 106 (“SFAS No. 106”) issued by the Financial Accounting Standards Board and (b) the aggregate amount of the transition obligation that would have been recognized as of the date of the declaration of a dividend or distribution if the Company had elected to amortize its recognition of the transition obligation under SFAS No. 106. No dividend may be paid to the holders of shares of any class in violation of the rights of the holders of shares of any other class, or when the Company is insolvent or there is reasonable ground to believe that by such payment it would be rendered insolvent. The Company must notify its shareholders if a dividend is paid out of capital surplus.

Liquidation Rights

In the event of any dissolution, liquidation or winding up of the affairs of the Company, the holders of the Company’s Common Shares will be entitled, after payment or provision for payment in full of the debts and other liabilities of the Company and the amounts to which the holders of Preferred Shares, if any, may be entitled, to share ratably in the remaining assets of the Company available for distribution to its shareholders.

Item 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

Item 5. OTHER INFORMATION. Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

Exhibit No.	Document

2	Agreement of Merger dated as of May 15, 2001

3(a)	Amended Articles of Incorporation of Big Lots, Inc. dated as of May 15, 2001

3(b)	Code of Regulations of Big Lots, Inc.

4(a)	Amended Common Stock Certificate of Big Lots, Inc. as of May 16, 2001, CUSIP 089302 10 3

10(a)	Note Purchase Agreement dated as of May 1, 2001.

10(b)	Credit Agreement dated as of May 8, 2001

      b) Reports on Form 8-K. None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC.
(Registrant)

Dated: June 15, 2001	By:	/s/	MARK D. SHAPIRO

Mark D. Shapiro
Senior Vice President, and
Chief Financial Officer