Form 10-Q
period 2001-08-04
BIG LOTS INC
filed 2001-09-18
CIK 768835

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 4, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to ______



                                  ------------

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


                                 (614) 278-6800
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X] No [  ]

The number of Common Shares, $.01 par value, outstanding as of September 12, 2001, was 113,832,195 and there were no Preferred Shares, $.01 par value, outstanding at that date.

                         BIG LOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 4, 2001

                                      INDEX


PART I-FINANCIAL INFORMATION                                                                       PAGE
                                                                                                   ----

              Item 1.          Financial Statements

                               a) Condensed Consolidated Statements of
                                    Operations for the Thirteen Week and
                                    Twenty-Six Week Periods Ended August 4, 2001
                                    (Unaudited) and July 29, 2000 (Unaudited)                        3

                               b)   Condensed Consolidated Balance Sheets as of
                                    August 4, 2001 (Unaudited) and February 3,
                                    2001                                                             4

                               c)   Condensed Consolidated Statements of Cash
                                    Flows for the Twenty-Six Week Periods Ended
                                    August 4, 2001 (Unaudited) and July 29, 2000
                                    (Unaudited)                                                      5

                               d)   Notes to Condensed Consolidated Financial
                                    Statements                                                       6

              Item 2.          Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                   8

              Item 3.          Quantitative and Qualitative Disclosures About
                               Market Risk                                                          11



PART II-OTHER INFORMATION

              Item 1.          Legal Proceedings                                                    12

              Item 2.          Changes in Securities and Use of Proceeds                            12

              Item 3.          Defaults Upon Senior Securities                                      12

              Item 4.          Submission of Matters to a Vote of Security Holders                  12

              Item 5.          Other Information                                                    13

              Item 6.          Exhibits and Reports on Form 8-K                                     13



SIGNATURE                                                                                           14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                         THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                         --------------------              ----------------------
                                                        AUGUST 4,         JULY 29,          AUGUST 4,        JULY 29,
                                                          2001              2000              2001             2000
                                                      -----------       -----------       -----------       -----------

Net sales                                             $   748,380       $   708,518       $ 1,522,001       $ 1,431,657

Costs and expenses:
  Cost of sales                                           448,453           410,008           908,156           829,454
  Selling and administrative expenses                     312,770           278,243           622,599           554,727
  Interest expense                                          4,842             4,934             8,438             8,467
                                                      -----------       -----------       -----------       -----------

                                                          766,065           693,185         1,539,193         1,392,648
                                                      -----------       -----------       -----------       -----------

Income (loss) from continuing operations before
      income taxes                                        (17,685)           15,333           (17,192)           39,009

Income tax expense (benefit)                               (6,986)            6,056            (6,791)           15,408
                                                      -----------       -----------       -----------       -----------

Income (loss) from continuing operations                  (10,699)            9,277           (10,401)           23,601
Discontinued operations                                                     (71,956)                            (99,457)
                                                      -----------       -----------       -----------       -----------

Net loss                                              $   (10,699)      $   (62,679)      $   (10,401)      $   (75,856)
                                                      ===========       ===========       ===========       ===========

Income (loss) per common share - basic:
  Income (loss) from continuing operations            $     (0.09)             0.08             (0.09)             0.21

  Discontinued operations                                    0.00             (0.64)             0.00             (0.89)
                                                      -----------       -----------       -----------       -----------

Net loss                                              $     (0.09)      $     (0.56)      $     (0.09)      $     (0.68)
                                                      ===========       ===========       ===========       ===========

Income (loss) per common share - diluted:
  Income (loss) from continuing operations            $     (0.09)      $      0.08       $     (0.09)      $       .21

  Discontinued operations                                    0.00             (0.64)             0.00             (0.89)
                                                      -----------       -----------       -----------       -----------

Net loss                                              $     (0.09)            (0.56)            (0.09)            (0.68)
                                                      ===========       ===========       ===========       ===========

Average common shares outstanding:
  Basic                                                   113,594           111,360           113,209           111,233
  Dilutive effect of stock options                                            1,191                               1,144
                                                      -----------       -----------       -----------       -----------
  Diluted                                                 113,594           112,551           113,209           112,377
                                                      ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
--------------------------------------------------------------------------------

                                                                                      August 4,      February 3,
ASSETS                                                                                 2001(a)          2001
                                                                                     ----------      ----------
Current assets:
  Cash and cash equivalents                                                          $   38,332      $   30,661
  Inventories                                                                           814,845         744,945
  Deferred income taxes                                                                 167,320         177,188
  Refundable income taxes                                                                83,520          84,048
  Other current assets                                                                   84,021          63,725
                                                                                     ----------      ----------

Total current assets                                                                  1,188,038       1,100,567
                                                                                     ----------      ----------

Property and equipment - net                                                            510,309         481,909

Other assets                                                                              6,900           2,920
                                                                                     ----------      ----------

                                                                                     $1,705,247      $1,585,396
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $  224,252      $  201,564
  Accrued liabilities                                                                   104,314         123,430
                                                                                     ----------      ----------

Total current liabilities                                                               328,566         324,994
                                                                                     ----------      ----------

Long-term obligations, less current maturities                                          382,700         268,000

Deferred income taxes and other liabilities                                              59,637          64,590

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized 2,000 shares, $.01 par value; none issued
  Common stock - authorized 290,000 shares, $.01 par value; issued
    113,815 shares and 112,079 shares, respectively                                       1,138           1,121
  Nonvoting common stock - authorized 8,000 shares, $.01 par value; none issued
  Additional paid-in capital                                                            432,954         416,038
  Retained earnings                                                                     500,252         510,653
                                                                                     ----------      ----------

Total stockholders' equity                                                              934,344         927,812
                                                                                     ----------      ----------

                                                                                     $1,705,247      $1,585,396
                                                                                     ==========      ==========

(a) Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
--------------------------------------------------------------------------------

                                                          Twenty-Six Weeks Ended
                                                         -------------------------

                                                          August 4,       July 29,
                                                            2001            2000
                                                         ---------       ---------
Operating activities:
  Net loss                                               $ (10,401)      $ (75,856)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Discontinued operations                                                 99,457
    Depreciation and amortization                           32,643          30,828
    Deferred income taxes                                    3,486          (7,651)
    Other                                                    4,749           4,459
    Change in assets and liabilities                       (86,097)       (238,403)
    Cash used in discontinued operations                                  (220,220)
                                                         ---------       ---------

          Net cash used in operating activities            (55,620)       (407,386)
                                                         ---------       ---------

Investing activities:
  Capital expenditures                                     (61,603)        (54,045)
  Other                                                         39             360
                                                         ---------       ---------

          Net cash used in investing activities            (61,564)        (53,685)
                                                         ---------       ---------

Financing activities:
  Net proceeds from credit arrangements                    116,129         424,500
  Proceeds from exercise of stock options                    8,726             119
                                                         ---------       ---------

          Net cash provided by financing activities        124,855         424,619
                                                         ---------       ---------

Increase (decrease) in cash and cash equivalents             7,671         (36,452)

Cash and cash equivalents:  Beginning of period             30,661          96,337
                                                         ---------       ---------

Cash and cash equivalents:  End of period                $  38,332       $  59,885
                                                         =========       =========

Supplemental disclosure of Cash Flow Information:
  Cash paid for interest                                 $   5,547       $  12,431
  Cash paid for income taxes                             $     676       $  67,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION

All references herein to the "Company" are to Big Lots, Inc. and its subsidiaries (f\k\a Consolidated Stores Corporation). The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The condensed consolidated balance sheet at August 4, 2001, and the condensed consolidated statements of operations and statements of cash flows for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. This Statement was adopted effective February 4, 2001, and does not have an impact on the financial position, results of operations or cash flows of the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for combinations. SFAS No. 142 eliminates the amortization of purchased goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe these announcements will have an impact on the financial position, results of operations or cash flows.

NOTE 3 - DEBT

On May 8, 2001, the Company entered into a $512.5 million senior unsecured revolving Credit Agreement ("Bank Facility") with a group of financial institutions, including a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Bank Facility replaced the Company's $500 million senior unsecured Revolving Credit Facility ("Prior Revolver") that was due to expire on May 6, 2002.

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes ("Senior Notes") with maturities ranging from four to six years. The Senior Notes carry a weighted average yield of 7.71% and rank parri passu with the Company's Bank Facility. Proceeds from the issue were used to pay down the Prior Revolver.

Total debt as of August 4, 2001, was $382.7 million, $204 million in Senior Notes and $178.7 million under the Bank Facility. In addition, $38.2 million was outstanding in letters of credit, which reside under the Bank Facility. As a result, $295.6 million was available under the Bank Facility at August 4, 2001.

NOTE 4 - DISCONTINUED OPERATIONS

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company's KB Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with KB Toy's management. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The note receivable matures on December 7, 2010 and bears interest at a rate of 8%. The interest is payable in annual installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are accounted for on the cost basis. Proceeds from the sale were used primarily to pay down the Company's Prior Revolver.

Included in the balance sheet at February 3, 2001, were approximately $11 million of reserves related to contingencies and other post-closing adjustments including professional fees, severance and benefit-related items. As of August 4, 2001, approximately $1.9 million of reserves remained on the balance sheet to cover contingencies related to the discontinued operation.

NOTE 5 - CONTINGENCIES AND LITIGATION

The Company and certain subsidiaries are named as defendants in various legal proceedings and claims, including various employment related matters, which are incidental to their ordinary course of business. Management believes they have meritorious defenses and will aggressively defend the Company in these actions. No liabilities have been recorded relating to these matters because the obligations are not viewed as probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company wishes to take advantage of the "safe harbor" provisions of the Act.

Statements, other than those based on historical facts, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, sourcing and purchasing merchandise, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and consumer debt levels, the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and pricing pressures, and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

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

RECENT ANNOUNCEMENTS

On May 16, 2001, the Company announced that it had changed its company name to Big Lots, Inc., and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Shareholder's Meeting on May 15, 2001. Also approved was a proposal to change the state of the Company's incorporation from Delaware to Ohio. This change was affected by merging Consolidated Stores Corporation, a Delaware corporation ("Consolidated (Delaware)"), with and into the Company (the "Merger"). At the effective time of the Merger, the separate corporate existence of Consolidated (Delaware) ceased, and the Company succeeded to all the business, properties, assets and liabilities of Consolidated (Delaware). The shares of common stock of Consolidated (Delaware) issued and outstanding immediately prior to the effective time of the Merger did, by virtue of the Merger, convert into an equal number of shares of fully paid and non-assessable common shares of the Company.

As part of this change, all stores under the names of Odd Lots, Mac Frugal's, and Pic `N' Save will be converted to Big Lots over the next two years. As of August, 4, 2001, 107 stores were successfully converted to the Big Lots name. The improvements made varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior), associates wearing Big Lots logo wear, etc. For the balance of the year, the Company is planning to convert an additional 106 stores to Big Lots, all occurring in the thirteen week period ending November 3, 2001. The Company believes that Big Lots is its most recognizable brand name and this change will offer numerous opportunities to increase brand awareness among customers, suppliers, investors and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

On August 22, 2001, the Company announced that its Board of Directors had unanimously voted to redeem the preferred stock rights issued under the Company's Rights Agreement, sometimes referred to as a "poison pill." The redemption is a direct result of the Company's redomestication into Ohio, as approved by its shareholders at the Company's 2001 Annual Meeting. At the 2000 Annual Meeting, a non-binding shareholder proposal passed seeking the termination of the Company's Rights Agreement. The Board believes that the statutory protections offered by the Company's new state of incorporation provide adequate safeguards to permit the Board and the Company's shareholders to fully and fairly evaluate any takeover offer, whether coercive or not. Accordingly, the Board believes it is in the best interest of the Company and its shareholders to redeem the Rights Agreement.

On August 23, 2001 the Company announced its decision to build a 1.2 million square foot distribution center in Durant, Oklahoma, which is expected to open in early 2004. The decision for the Durant site was based on the Company's strategic plan for the existing store base and future growth.

On August 30, 2001 the Company announced the appointment of Jeffrey G. Naylor as Senior Vice President and Chief Financial Officer.

OVERVIEW

The Company is the nation's largest broadline closeout retailer. At August 4, 2001, the Company operated a total of 1,322 stores in 46 states, operating as BIG LOTS, BIG LOTS FURNITURE, ODD LOTS, PIC `N' SAVE and MAC FRUGAL'S BARGAINS-CLOSEOUTS. The Company's goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.

Wholesale operations are currently conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL and WISCONSIN TOY.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth quarter. In addition, the Company's quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth quarter, the Company purchases substantial amounts of inventory during the second and third quarters and hires a significant number of temporary employees to bolster its stores staffing during the fourth quarter.

The seasonality of the Company's business also influences the Company's demand for seasonal borrowings. The Company traditionally has drawn upon its seasonal credit lines in the first three quarters and has substantially repaid the borrowings during the fourth quarter.

The following table compares components of the statements of operations of Big Lots, Inc., as a percent of net sales and reflects the number of stores in operation at the end of each period.

                                                       THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                      ----------------------        ----------------------
                                                       AUGUST 4,      JULY 29,       AUGUST 4,      JULY 29,
                                                         2001           2000           2001           2000
                                                      -------        -------        -------        -------
Net sales                                               100.0%         100.0%         100.0%         100.0%
                                                      -------        -------        -------        -------
Gross profit                                             40.1           42.1           40.3           42.1
Selling and administrative expenses                      41.8           39.3           40.9           38.7
                                                      -------        -------        -------        -------
Operating profit (loss)                                  (1.7)           2.9           (0.6)           3.3
Interest expense                                          0.6            0.7            0.6            0.6
                                                      -------        -------        -------        -------
Income (loss) from continuing operations before
     income taxes                                        (2.4)           2.2           (1.1)           2.7
Income tax expense (benefit)                             (0.9)           0.9           (0.4)           1.1
                                                      -------        -------        -------        -------
Income (loss) from continuing operations                 (1.4)           1.3           (0.7)           1.6
Discontinued operations                                                (10.1)                         (6.9)
                                                      -------        -------        -------        -------
Net loss                                                 (1.4)%         (8.8)%         (0.7)%         (5.3)%
                                                      =======        =======        =======        =======
Number of closeout stores in operation at end of        1,322          1,258          1,322          1,258
period


RESULTS OF OPERATIONS

NET SALES
---------
Net sales increased $39.9 million, or 5.6%, to $748.4 million for the thirteen-week period ended August 4, 2001, from $708.5 million in the same period of 2000. This quarterly increase was attributable to a 1.8% increase in comparable store sales for all stores open at least two years at the beginning of the 2001 fiscal year. On a comparable store basis, the value of the average customer basket increased 1.9% while the number of customer transactions decreased 0.1% for the thirteen week period ended August 4, 2001. Net sales for the twenty-six week period increased $90.3 million, or 6.3% to $1,522.0 million from $1,431.7 in the same period of 2000. This year-to-date increase was attributable to a 1.7% increase in comparable store sales for all stores open at least two years at the beginning of the 2001 fiscal year and sales from 40 new stores offset in part by the closing of 8 stores. The value of the average customer basket increased 2.1% while the number of customer transactions decreased 0.4% for the twenty-six week period ended August 4, 2001.

GROSS PROFIT
------------
Gross profit increased $1.4 million in the second quarter of 2001 to $299.9 million from $298.5 million in the second quarter of 2000. Gross profit as a percent to net sales was 40.1% in the 2001 second quarter compared to 42.1% in the previous year second quarter. Year-to-date gross profit, as a percent to net sales was 40.3% in 2001 compared to 42.1% in 2000. The decline in gross profit percentage was primarily due to aggressive pricing, markdowns and promotions.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses increased $34.5 million in the second quarter of 2001 to $312.8 million from $278.2 million in the second quarter of 2000. As a percent to net sales, selling and administrative expenses increased to 41.8% from 39.3% in the prior year second quarter, and 40.9% from 38.7% for the twenty-six week period ending August 4, 2001. Year-to-date selling and administrative expenses increased $67.9 million to $622.6 million for 2001, from $554.7 million in 2000. Increases for the quarter and year-to-date were primarily driven by the de-leveraging of expense categories due to the comparable sales results, principally in the areas of store payroll, warehousing costs, and occupancy costs. Additionally, incremental expenses, principally advertising and promotion, relating to the conversion of 107 stores to the Big Lots name in the second quarter of 2001 impacted this expense increase.

INTEREST EXPENSE
----------------
Interest expense was $4.8 million in the second quarter of 2001 compared to $4.9 million in the second quarter of 2000, and was $8.4 million and $8.5 million for the twenty-six week periods ended August 4, 2001 and July 29, 2000, respectively. As a percentage of sales, interest expense remains relatively flat for the year.

INCOME TAXES
------------
The effective tax rate of the Company is anticipated to be 39.5% in fiscal 2001. This remains unchanged from the prior year effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
The primary sources of liquidity for the Company have been cash flow from operations and, as necessary, borrowings from available credit facilities. Working capital at August 4, 2001, was $859.5 million and for the twenty-six week period then ended net cash used by operations was $55.6 million and capital expenditures were $61.6 million.

On May 8, 2001, the Company entered into a $512.5 million Bank Facility with a group of financial institutions, including a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Bank Facility replaced the Company's $500 million Prior Revolver that was due to expire on May 6, 2002.

On May 8, 2001, the Company also completed a $204 million Senior Notes with maturities ranging from four to six years. The Senior Notes carry a weighted average yield of 7.71% and rank parri passu with the Company's Bank Facility. Proceeds from the issue were used to pay down the Prior Revolver.

Total debt as of August 4, 2001, was $382.7 million, $204 million in Senior Notes and $178.7 million under the Bank Facility. In addition, $38.2 million was outstanding in letters of credit, which reside under the Bank Facility. As a result, $295.6 million was available under the Bank Facility at August 4, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart(R), KMart(R), Target(R), Dollar General(R) and Family Dollar(R)), deep discount drugstore chains and other value-oriented specialty retailers. Certain of the Company's competitors have greater financial, distribution, marketing and other resources than the Company.

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

PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Not applicable.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 15, 2001. The number of shares of voting Common Stock, $.01 par value, outstanding as of March 16, 2001, the record date, was 112,719,014. The number of shares of Common Stock of the Company represented in person or by proxy and eligible to vote was 100,354,178. For more information on the following proposals voted upon by the stockholders, see the Company's proxy statement dated April 12, 2001, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the nine nominees to the Board of Directors.

         Director                                For                 Withheld
         --------                                ---                 --------
         Albert J. Bell                          87,455,151          12,899,027
         Sheldon M. Berman                       86,407,535          13,946,643
         W. Eric Carlborg                        87,564,411          12,789,767
         Michael L. Glazer                       87,542,255          12,811,923
         David T. Kollat                         86,424,172          13,930,006
         Brenda J. Lauderback                    87,501,265          12,852,913
         Michael J. Potter                       87,532,064          12,822,114
         Dennis B. Tishkoff                      87,560,913          12,793,265
         William A. Wickham                      86,476,513          13,877,665

(2) The stockholders re-approved the Consolidated Stores Corporation 1996 Performance Incentive Plan, as amended (n/k/a Big Lots, Inc. 1996 Performance Incentive Plan).

         For:                                    89,778,994
         Against:                                 7,582,561
         Withheld (including Broker No Vote):     2,992,623

(3) The stockholders re-approved the 1998 Consolidated Stores Corporation Key Associate Annual Incentive Compensation Plan, as amended (n/k/a Big Lots, Inc. Key Associate Annual Incentive Compensation Plan).

         For:                                    91,997,423
         Against:                                 5,354,172
         Withheld (including Broker No Vote):     3,002,583

(4) The stockholders approved the change of Consolidated (Delaware)'s name to Big Lots, Inc.

         For:                                    99,592,940
         Against:                                   465,656
         Withheld (including Broker No Vote):       295,582

(5) The stockholders approved the proposal that provided, among other things, for the change of Consolidated (Delaware)'s state of incorporation from Delaware to Ohio through a merger of Consolidated (Delaware) into the Company, an Ohio corporation and a wholly-owned subsidiary of Consolidated (Delaware), and for related changes to Consolidated (Delaware)'s organizational documents.

         For:                                    66,224,529
         Against:                                23,810,741
         Withheld (including Broker No Vote):       306,684

(6) The stockholders ratified the appointment of Deloitte & Touche LLP as independent public accountants of the Company.

         For:                                    96,735,284
         Against:                                 3,307,059
         Withheld (including Broker No Vote):       311,835

(7) The stockholders approved the proposal to transact such other business as may properly come before the Annual Meeting of Stockholders.

         For:                                    75,613,361
         Against:                                22,588,131
         Withheld (including Broker No Vote):     2,152,686


Item 5.  OTHER INFORMATION.  Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.  None

         (b)      Reports on Form 8-K.  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BIG LOTS, INC.
                                     (Registrant)



Dated:  September 18,  2001              By:  /s/ ALBERT J. BELL
                                              ------------------

                                              Albert J. Bell
                                              Vice Chairman and
                                              Chief Administrative Officer