Form 10-Q
period 2001-11-03
BIG LOTS INC
filed 2001-12-17
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From      to

Commission File Number 1-8897

BIG LOTS, INC. (Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio (Address of principal executive office)	43228-0512 (Zip Code)

(614) 278-6800 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

The number of Common Shares, $.01 par value, outstanding as of December 10, 2001, was 114,366,185 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended November 3, 2001

INDEX

Part I-Financial Information	Page

Item 1.	Financial Statements

a)	Condensed Consolidated Statements of Operations for the Thirteen Week and Thirty-Nine Week Periods Ended November 3, 2001 (Unaudited) and October 28, 2000 (Unaudited)	3

b)	Condensed Consolidated Balance Sheets as of November 3, 2001 (Unaudited) and February 3, 2001	4

c)	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended November 3, 2001 (Unaudited) and October 28, 2000 (Unaudited)	5

d)	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Part II-Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signature	13

Part I-Financial Information

Item 1. FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended		Thirty-Nine weeks ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Net sales	$773,106	$733,495	$2,295,107	$2,165,152
Costs and expenses:
Cost of sales	456,465	420,921	1,364,621	1,250,375
Selling and administrative expenses	336,617	293,927	959,216	848,654
Interest expense	7,072	7,787	15,510	16,254

	800,154	722,635	2,339,347	2,115,283

Income (loss) from continuing operations before income taxes	(27,048)	10,860	(44,240)	49,869

Income tax expense (benefit)	(10,684)	4,290	(17,475)	19,698

Income (loss) from continuing operations	(16,364)	6,570	(26,765)	30,171

Discontinued operations		(406,588)		(506,045)

Net loss	$(16,364)	$(400,018)	$(26,765)	$(475,874)

Income (loss) per common share — basic:

Income (loss) from continuing operations	$(0.14)	$0.06	$(0.24)	$0.27

Discontinued operations	0.00	(3.65)	0.00	(4.55)

Net loss	$(0.14)	$(3.59)	$(0.24)	$(4.28)

Income (loss) per common share — diluted:

Income (loss) from continuing operations	$(0.14)	$0.06	$(0.24)	$0.27

Discontinued operations	0.00	(3.61)	0.00	(4.50)

Net loss	$(0.14)	$(3.55)	$(0.24)	$(4.23)

Average common shares outstanding:

Basic	113,885	111,453	113,434	111,306

Dilutive effect of stock options		1,321		1,191

Diluted	113,885	112,774	113,434	112,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 3,	February 3,
ASSETS	2001(a)	2001

Current assets:
Cash and cash equivalents	$15,375	$30,661
Inventories	959,713	744,945
Deferred income taxes	179,703	177,188
Refundable income taxes	9,747	84,048
Other current assets	82,577	63,725

Total current assets	1,247,115	1,100,567

Property and equipment — net	515,577	481,909

Other assets	8,519	2,920

	$1,771,211	$1,585,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$287,662	$201,564
Accrued liabilities	104,683	123,430

Total current liabilities	392,345	324,994

Long-term obligations, less current maturities	399,000	268,000

Deferred income taxes and other liabilities	61,017	64,590

Commitments and contingencies

Stockholders’ equity:
Preferred stock — authorized 2,000 shares, $.01 par value; none issued Common stock — authorized 290,000 shares, $.01 par value; issued 114,107 shares and 112,079 shares, respectively	1,141	1,121
Nonvoting common stock — authorized 8,000 shares, $.01 par value; none issued
Additional paid-in capital	433,820	416,038
Retained earnings	483,888	510,653

Total stockholders’ equity	918,849	927,812

	$1,771,211	$1,585,396

(a)  Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended

	November 3,	October 28,
	2001	2000

Operating activities:
Net loss	$(26,765)	$(475,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations		506,045
Depreciation and amortization	49,416	46,542
Deferred income taxes	(11,227)	(151,583)
Other	3,461	3,738
Change in assets and liabilities	(91,968)	(290,166)
Cash used in discontinued operations		(209,254)

Net cash used in operating activities	(77,083)	(570,552)

Investing activities:
Capital expenditures	(85,925)	(80,149)
Other	6,026	(6,146)

Net cash used in investing activities	(79,899)	(86,295)

Financing activities:
Net proceeds from credit arrangements	132,339	607,202
Proceeds from exercise of stock options	10,495	810
Redemption of stock option rights	(1,138)

Net cash provided by financing activities	141,696	608,012

Decrease in cash and cash equivalents	(15,286)	(48,835)

Cash and cash equivalents: Beginning of period	30,661	96,337

Cash and cash equivalents: End of period	$15,375	$47,502

Supplemental disclosure of Cash Flow Information:
Cash paid for interest	$7,798	$27,172
Cash paid (refunded) for income taxes	$(72,836)	$54,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries (f\k\a Consolidated Stores Corporation). The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The condensed consolidated balance sheet at November 3, 2001, and the condensed consolidated statements of operations and statements of cash flows for the thirteen and thirty-nine week periods ended November 3, 2001, and October 28, 2000, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for combinations. SFAS No. 142 eliminates the amortization of purchased goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe these pronouncements will have an impact on the financial position, results of operations or cash flows.

Note 3 — Debt

On May 8, 2001, the Company entered into a $512.5 million senior unsecured revolving Credit Agreement (“Bank Facility”) with a group of financial institutions, including a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Bank Facility replaced the Company’s $500 million senior unsecured Revolving Credit Facility (“Prior Revolver”) that was due to expire on May 6, 2002.

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes carry a weighted average yield of 7.71% and rank parri passu with the Company’s Bank Facility. Proceeds from the issue were used to pay down the Prior Revolver.

Total debt as of November 3, 2001, was $399.0 million, consisting of $204.0 million in Senior Notes and $195.0 million under the Bank Facility. In addition, $36.0 million was outstanding in letters of credit, which reside under the Bank Facility. As a result, $281.5 million was available under the Bank Facility at November 3, 2001.

On November 2, 2001, the Company received a $73.2 million federal income tax refund. The refund was generated through the recovery of federal taxes paid for 1998 and 1999 due to the carryback of the Fiscal 2000 net operating loss from the sale of the KB Toy Division. Proceeds from the refund were used to pay down the Bank Facility.

On October 30, 2001, the fixed charge ratio and leverage ratio covenants under the Company’s Bank Facility were amended. A copy of this amendment is attached as Exhibit 10.

Note 4 — Discontinued Operations

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. The buyer purchased the business in conjunction with KB Toy’s management. Gross proceeds totaled approximately $309 million, consisting primarily of $262 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer. The note receivable matures on December 7, 2010 and bears interest at a rate of 8%. The interest is payable in annual installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are accounted for on the cost basis. Proceeds from the sale were used primarily to pay down the Company’s Prior Revolver.

Included in the balance sheet at February 3, 2001, were approximately $11 million of reserves related to contingencies and other post-closing adjustments including professional fees, severance and benefit-related items. As of November 3, 2001, virtually all of the reserves have been utilized in the disposition of the segment.

Note 5 — Contingencies and Litigation

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

Recent Announcements

On May 16, 2001, the Company announced that it had changed its company name to Big Lots, Inc., and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Shareholder’s Meeting on May 15, 2001. Also approved was a proposal to change the state of the Company’s incorporation from Delaware to Ohio. This change was affected by merging Consolidated Stores Corporation, a Delaware corporation (“Consolidated (Delaware)”), with and into the Company (the “Merger”). At the effective time of the Merger, the separate corporate existence of Consolidated (Delaware) ceased, and the Company succeeded to all the business, properties, assets and liabilities of Consolidated (Delaware). The shares of common stock of Consolidated (Delaware) issued and outstanding immediately prior to the effective time of the Merger did, by virtue of the Merger, convert into an equal number of shares of fully paid and non-assessable common shares of the Company.

As part of this change, all stores under the names of Odd Lots, Mac Frugal’s, and Pic ‘N’ Save will be converted to Big Lots over the next two years. Through November 3, 2001, 204 stores had been successfully converted to the Big Lots name. In total, 1,163 of the Company’s 1,332 stores were under the Big Lots name as of the end of the third quarter. The Company expects that the remaining stores will be converted to the Big Lots name during 2002. The improvements made varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior), associates wearing Big Lots logo wear, etc. The Company believes that Big Lots is its most recognizable brand name and this change will offer numerous opportunities to increase brand awareness among customers, suppliers, investors and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

Overview

The Company is the nation’s largest broadline closeout retailer. At November 3, 2001, the Company operated a total of 1,332 stores in 45 states, operating as BIG LOTS, BIG LOTS FURNITURE, PIC ‘N’ SAVE and MAC FRUGAL’S BARGAINS-CLOSEOUTS. The Company’s goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.

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

	Thirteen weeks ended		Thirty-Nine weeks ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	41.0	42.6	40.5	42.3
Selling and administrative expenses	43.5	40.1	41.8	39.2

Operating profit (loss)	(2.6)	2.6	(1.3)	3.1
Interest expense	0.9	1.1	0.7	0.8

Income (loss) from continuing operations before income taxes	(3.5)	1.5	(1.9)	2.3
Income tax expense (benefit)	(1.4)	0.6	(0.8)	0.9

Income (loss) from continuing operations	(2.1)	0.9	(1.2)	1.4
Discontinued operations		(55.4)		(23.4)

Net loss	(2.1)%	(54.5)%	(1.2)%	(22.0)%

Number of closeout stores in operation at end of	1,332	1,285	1,332	1,285
period

Results of Operations

Net Sales
Net sales increased $39.6 million, or 5.4%, to $773.1 million for the thirteen-week period ended November 3, 2001, from $733.5 million in the same period of 2000. This increase was attributable to 81 new stores offset in part by the closing of 34 stores.

Overall, comparable store sales (sales for all stores open at least two years at the beginning of fiscal 2001) for the quarter were flat to the same period of 2000. The value of the average customer basket increased 0.9% while the number of customer transactions decreased 0.9% for the thirteen week period ended November 3, 2001.

Net sales for the thirty-nine week period increased $129.9 million, or 6.0% to $2,295.1 million from $2,165.2 million in the same period of 2000. This year-to-date increase was attributable to a 1.1% increase in comparable store sales as well as 81 new stores offset in part by the closing of 34 stores. The value of the average customer basket increased 1.8% while the number of customer transactions decreased 0.7% for the thirty-nine week period ended November 3, 2001.

Gross Profit
Gross profit increased $4.0 million in the third quarter of 2001 to $316.6 million from $312.6 million in the third quarter of 2000. Gross profit as a percent to net sales was 41.0% in the third quarter of 2001 compared to 42.6% in the third quarter of the prior year.

Gross profit for the thirty-nine week period increased $15.7 million to $930.5 million from $914.8 million for the prior year. Year-to-date gross profit, as a percent to net sales was 40.5% in 2001 compared to 42.3% in 2000. Gross profit percentage decreases for the quarter and year-to-date were primarily due to aggressive pricing, markdowns and promotions taken to clear slower moving categories such as seasonal merchandise and apparel, combined with a shift in our product mix during the third quarter toward lower margin consumable products.

Selling and Administrative Expenses
Selling and administrative expenses increased $42.7 million in the third quarter of 2001 to $336.6 million from $293.9 million in the third quarter of 2000. As a percent to net sales, selling and administrative expenses increased to 43.5% from 40.1% in the prior year third quarter.

Year-to-date selling and administrative expenses increased $110.5 million to $959.2 million for 2001, from $848.7 million in 2000. As a percent to net sales, selling and administrative expenses increased to 41.8% for the thirty-nine week period ending November 3, 2001 compared to 39.2% for the prior year. Increases in selling and administrative expenses for the quarter and year-to-date were primarily driven by the deleveraging impact of lower comparable store sales combined with planned strategic investments including increased advertising, store maintenance and customer service initiatives.

Interest Expense
Interest expense was $7.1 million in the third quarter of 2001 compared to $7.8 million in the third quarter of 2000, and was $15.5 million and $16.3 million for the thirty-nine week periods ended November 3, 2001, and October 28, 2000, respectively. The decrease in interest expense is related to both a decreased effective interest rate on the Company’s variably priced bank facility and a lower average debt balance.

Income Taxes
The effective tax rate of the Company is anticipated to be 39.5% in fiscal 2001. This remains unchanged from the prior year effective tax rate.

Capital Resources and Liquidity
The primary sources of liquidity for the Company have been cash flow from operations and, as necessary, borrowings from available credit facilities and senior notes. Working capital at November 3, 2001, was $854.8 million and, for the thirty-nine week period then ended, net cash used by operations was $77.1 million and capital expenditures were $85.9 million.

On May 8, 2001, the Company entered into a $512.5 million Bank Facility with a group of financial institutions, including a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Bank Facility replaced the Company’s $500 million Prior Revolver that was due to expire on May 6, 2002.

On May 8, 2001, the Company also completed a $204 million Senior Notes with maturities ranging from four to six years. The Senior Notes carry a weighted average yield of 7.71% and rank parri passu with the Company’s Bank Facility. Proceeds from the issue were used to pay down the Prior Revolver.

Total debt as of November 3, 2001, was $399.0 million, consisting of $204.0 million in Senior Notes and $195.0 million under the Bank Facility. In addition, $36.0 million was outstanding in letters of credit, which reside under the Bank Facility. As a result $281.5 million was available under the Bank Facility at November 3, 2001.

On November 2, 2001, the Company received a $73.2 million federal income tax refund. The refund was generated through the recovery of federal taxes paid for 1998 and 1999 due to the carryback of the Fiscal 2000 net operating loss from the sale of the KB Toy Division. Proceeds from the refund were used to pay down the Bank Facility.

On October 30, 2001, the fixed charge ratio and leverage ratio covenants under the Company’s Bank Facility were amended. A copy of this amendment is attached as Exhibit 10.

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

Part II-Other Information

Item 1. LEGAL PROCEEDINGS. Not applicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

Item 5. OTHER INFORMATION. Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Exhibit No.	Document
	10	First Amendment to Credit Agreement dated as of October 30, 2001.

(b)	Reports on Form 8-K	None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC. (Registrant)

Dated: December 17, 2001	By: /s/ Jeffrey G. Naylor

Jeffrey G. Naylor Senior Vice President and Chief Financial Officer