Form 10-K
period 2002-02-02
BIG LOTS INC
filed 2002-05-03
CIK 768835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

Commission file number 1-8897

BIG LOTS, INC.
(Exact name of registrant as specified in its charter)

An Ohio Corporation
IRS No. 06-1119097
300 Phillipi Road
P.O. Box 28512
Columbus, Ohio 43228-0512
(614) 278-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Shares $.01 par value	New York Stock Exchange

      Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]       No [   ]

      Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K      [ X ]

      The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Shares of the Registrant held by non-affiliates of the Registrant was $1,737,757,942 on April 24, 2002. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates were computed as 1,744,900 shares.

      The number of shares Common Shares $.01 par value per share, outstanding as of April 24, 2002 was 115,948,447.

Documents Incorporated by Reference

      Portions of the Registrant’s definitive Proxy Statement to security holders for its Annual Meeting of Shareholders to be held on May 21, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

PART I

Item 1 Business

THE COMPANY

On May 15, 2001, Consolidated Stores Corporation, a Delaware corporation (“Consolidated (Delaware)”), was merged (the “Merger”) with and into Big Lots, Inc., an Ohio corporation and a wholly-owned subsidiary of Consolidated (Delaware). Big Lots, Inc. was formed as a vehicle to effect the change of the state of incorporation of Consolidated (Delaware) from Delaware to Ohio through the Merger. The Merger was approved by the stockholders of Consolidated (Delaware) at the Annual Meeting of Stockholders held on May 15, 2001.

Each share of common stock, par value $0.01 per share, of Consolidated (Delaware) was converted into one common share, par value $0.01 per share of Big Lots, Inc. Common Shares automatically as a result of the Merger. By virtue of the Merger, Big Lots, Inc. has succeeded to all the business, properties, assets and liabilities of Consolidated (Delaware). Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, the Big Lots, Inc. Common Shares are deemed to be registered under the Exchange Act.

Big Lots, Inc. was incorporated in Ohio in 2001. Its principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and its telephone number is (614) 278-6800. All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries.

The Company is the nation’s largest broadline closeout retailer. The Company’s goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets.

At February 2, 2002, the Company operated a total of 1,335 stores operating as BIG LOTS, BIG LOTS FURNITURE, PIC ‘N’ SAVE, and MAC FRUGAL’S BARGAINS•CLOSEOUTS. Wholesale operations are conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online shopping at biglotswholesale.com.

CLOSEOUT RETAILING

Closeout retailers provide a service to manufacturers by purchasing excess product that generally results from production overruns, package changes, discontinued products, and returns. Closeout retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal and general merchandise for future sales. As a result of these lower costs of goods, closeout retailers can offer merchandise at prices lower to significantly lower than those offered by traditional retailers.

The Company believes that recent trends in the retail industry are favorable to closeout retailers. These trends include consolidations within the retail industry as well as just-in-time inventory processes, which management believes resulted in a shift of inventory risk from retailers to manufacturers. In addition, to maintain their market share in an increasingly competitive environment, management believes that manufacturers are introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make closeout retailers an integral part of manufacturers’ overall planning and distribution processes. As a result, management believes that manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as the Company, that can purchase larger quantities of merchandise and can control the distribution and advertising of specific products.

FORM 10-K	Page 3

Item 1 Business (Continued)

RETAIL OPERATIONS

The Company’s stores are known for their wide assortment of closeout merchandise. Certain core categories of merchandise are carried on a continual basis, although the specific brand-names offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition the stores feature seasonal items for every major holiday. To provide additional value to its customers, the Company also offers private-label merchandise in selected product categories.

A large number of stores operate profitably in relative close proximity. For example, 516 of the total 1,335 stores operate in four states: California, Ohio, Texas and Florida. Management believes that there are substantial opportunities to increase store counts in existing markets as well as expanding into new markets.

WHOLESALE OPERATIONS

The Company also sells wholesale merchandise comprised predominately of merchandise obtained through the same or shared opportunistic purchases of the retail operations. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors, and wholesalers.

PURCHASING

An integral part of the Company’s business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by conventional retailers. The Company believes that it has built strong relationships with many brand-name manufacturers and has capitalized on its purchasing power in the closeout marketplace to source merchandise that provides exceptional value to customers. The Company has the ability to source and purchase substantially all of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. The Company supplements its traditional brand-name closeout purchases with a limited amount of program buys and private-label merchandise. The Company expects its purchasing power will continue to enhance its ability to source quality closeout merchandise for all of its stores at competitive prices.

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

The Company’s merchandise is purchased from domestic and foreign suppliers that provide the Company with multiple sources for each product category. In fiscal 2001, the Company’s top ten vendors accounted for 15.8% of total purchases with no one vendor accounting for more than 4.5%.

The Company purchases approximately 30% to 35% of its products directly from overseas suppliers, and a material amount of its domestically purchased merchandise is also manufactured abroad. As a result, a significant portion of the Company’s merchandise supply is subject to certain risks including increased import duties and more restrictive

FORM 10-K	Page 4

Item 1 Business (Continued)

PURCHASING (Concluded)

quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from the Company’s foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company’s results of operations and financial condition.

COMPETITIVE CONDITIONS

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart®, KMart® and Target®), dollar stores, deep discount drugstore chains, and other value-oriented specialty retailers. Certain of the Company’s competitors have greater financial, distribution, marketing and other resources than the Company.

The Company relies on buying opportunities from both existing and new sources, for which it competes with other closeout merchandisers and wholesalers. The Company believes that its management has long-standing relationships with its suppliers and is competitively positioned to continue to seek new sources in order to maintain an adequate continuing supply of quality merchandise at attractive prices.

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

The Company utilizes trademarks, service marks, and other intangible assets in its retail operations. This intellectual property is generally owned by intellectual property protection subsidiaries of the Company. The Company considers its intellectual property to be among its most valuable assets and where applicable, has registered, or has applications pending, with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

FORM 10-K	Page 5

Item 1 Business (Continued)

ADVERTISING AND PROMOTION (Concluded)

The Company’s marketing program is designed to create an awareness of the broad range of quality, brand-name merchandise available at closeout prices, which provide customers unique value. The marketing program utilizes a combination of printed advertising circulars in all markets and television advertising in select markets. The company currently distributes approximately 46 million two or four page circulars 26 weeks out of the year in all markets. The method of distribution includes a combination of newspaper inserts and direct mail. These circulars are created by the Company and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 35 to 42 products that vary each week. The Company runs television promotions in certain markets based upon factors unique to each market, including the number of stores, the cost of local media, and the results of preliminary testing. Multiple 30-second television spots are run per week, each of which feature two to four highly recognizable, brand-name products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as in-store signage to emphasize the significant values offered to the customer.

The advertising media mix changed in 2001, as part of the Company’s strategy to increase its customer base, by increasing television advertising while decreasing the number of circulars. This change raised the Company’s total television coverage from 30% of sales to 52% of sales. In 2002, the Company will continue to increase television advertising by reaching into the Western and Southwestern markets. The Company continues to refine the use of television advertising to increase awareness of the stores, strengthen its brand image, and attract new and repeat customers.

On May 16, 2001, the Company announced that it had changed its name to Big Lots, Inc., and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Shareholders’ Meeting on May 15, 2001. In connection with this change, all stores under the names of Odd Lots, Mac Frugal’s, and Pic ‘N’ Save are being converted to Big Lots over a two-year period. Through February 2, 2002, 205 stores had been successfully converted to the Big Lots name. As of the end of fiscal 2001, 1,167 of the Company’s 1,335 stores were under the Big Lots name. The Company expects that the remaining stores will be converted to the Big Lots name during 2002. In connection with this process, the Company has made certain improvements to the converted sites. The improvements made vary by location and include, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offers numerous opportunities to increase brand awareness among customers, suppliers, investors and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

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

FORM 10-K	Page 6

Item 1 Business (Concluded)

ASSOCIATES

At February 2, 2002, the Company had 40,899 active associates comprised of 16,966 full-time and 23,933 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 46,246. Approximately sixty percent of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

Item 2 Properties

RETAIL OPERATIONS

The Company’s stores are located predominantly in strip shopping centers throughout the United States. Individual stores range in size from 5,073 to 65,018 square feet and average approximately 27,000 square feet. In selecting suitable new store locations, the Company generally seeks retail space between 25,000 to 35,000 square feet in size. The average cost to open a new store in a leased facility is approximately $650,000, including inventory.

With the exception of 53 owned store sites, all stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance, and common area maintenance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease is for an initial term of five years with multiple, three to five year renewal options. The following tables set forth store location information and store, office, and warehouse lease expirations, exclusive of month-to-month leases, as of February 2, 2002.

Number of Stores Open

Alabama	34	Montana	1

Arizona	24	Nebraska	4

Arkansas	9	Nevada	9

California	183	New Hampshire	6

Colorado	15	New Jersey	5

Connecticut	5	New Mexico	10

Delaware	2	New York	36

Florida	104	North Carolina	51

Georgia	62	North Dakota	2

Idaho	4	Ohio	129

Illinois	39	Oklahoma	16

Indiana	52	Oregon	9

Iowa	8	Pennsylvania	47

Kansas	11	South Carolina	26

Kentucky	43	Tennessee	46

Louisiana	24	Texas	100

Maine	2	Utah	9

Maryland	10	Virginia	38

Massachusetts	11	Washington	15

Michigan	47	West Virginia	25

Minnesota	6	Wisconsin	14

Mississippi	14	Wyoming	2

Missouri	26

		Total stores	1,335

		Number of states	45

FORM 10-K	Page 7

Item 2 Properties (Concluded)

RETAIL OPERATIONS (Concluded)

Number of
Leases
Fiscal year	Expiring

2002	27

2003	190

2004	227

2005	205

2006	219

Subsequent to 2006	412

1,280

WAREHOUSE AND DISTRIBUTION

At February 2, 2002 the Company operated warehouse and distribution locations strategically placed across the United States totaling 8,694,000 square feet. The Company’s primary warehouse and distribution centers are owned and located in Ohio, Alabama, California and Pennsylvania. The facilities utilize advanced warehouse management technology, which enable high accuracy and efficient product processing from vendors to the retail stores. The approximate combined weekly output of the Company’s facilities is approximately 2.0 million cartons per week. Statistics for warehouse and distribution centers are presented below:

			Square Footage
	Number		(in thousands)

State	Owned	Leased	Owned	Leased

Alabama	1		1,432

California	1	1	1,423	271

Ohio	2	2	3,565	731

Pennsylvania	1		1,272

	5	3	7,692	1,002

Total owned and leased		8		8,694

On August 23, 2001, the Company announced its decision to build a 1.2 million square foot distribution center in Durant, Oklahoma, which is expected to open in early 2004. The decision for the Durant site was based on the Company’s strategic plan for the existing store base and future growth.

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

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

OFFICERS OF THE COMPANY

Name	Age	Offices Held	Officer Since

Michael J. Potter	40	Chairman, Chief Executive Officer and President	1991
Albert J. Bell	42	Vice Chairman and Chief Administrative Officer	1988
Kent Larsson	58	Executive Vice President, Merchandising and Sales Promotion	1998
Donald A. Mierzwa	51	Executive Vice President, Store Operations	1998
Brad A. Waite	44	Executive Vice President, Human Resources and Loss Prevention	1998
Jeffrey G. Naylor	43	Senior Vice President and Chief Financial Officer	2001
Joe R. Cooper	44	Vice President Treasurer	2000
Anita C. Elliott	37	Vice President Controller	2001
Charles W. Haubiel II	36	Vice President, General Counsel and Secretary	1999

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

Albert J. Bell oversees finance, human resources, loss prevention, real estate, legal, risk management, and information systems. Mr. Bell was appointed Vice Chairman of the Board of Directors and promoted to Chief Administrative Officer in June 2000. Mr. Bell joined the Company in 1987 as General Counsel and held various senior management positions in the legal and real estate areas of the Company including Senior Vice President and Executive Vice President prior to his promotion in 2000 to his current position of Chief Administrative Officer.

Kent Larsson is responsible for buying, merchandise planning, allocation and presentation of merchandise, and sales promotion. Mr. Larsson joined the Company in 1988 as Vice President of Sales Promotion and was promoted to Executive Vice President of Merchandising and Sales Promotion in 1998.

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

FORM 10-K	Page 9

Item 4 Submission of Matters to a Vote of Security Holders (Concluded)

OFFICERS OF THE COMPANY (Concluded)

Jeffrey G. Naylor is responsible for the Company’s finance functions. He oversees treasury, tax, and investor relations, as well as the reporting, planning, and control functions of the business. Mr. Naylor joined the Company in September 2001 as Senior Vice President and Chief Financial Officer. Prior to joining Big Lots, Mr. Naylor was Senior Vice President, Chief Financial and Administrative Officer of Dade Behring. Mr. Naylor has significant retail experience, having held senior financial management positions with The Limited, Inc. and Sears Roebuck and Co.

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

Anita C. Elliott is responsible for internal and external reporting, payroll, and expense controls of the business. She joined the Company as Vice President Controller in May 2001. Prior to joining the Company, Ms. Elliott served as Controller for Jitney-Jungle Stores of America, Inc. She also practiced public accounting for twelve years, a portion of which was with Ernst & Young LLP.

Charles W. Haubiel II is responsible for the Company’s legal affairs. He was promoted to Vice President, General Counsel and Secretary in July 2000. He joined the Company in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999. Prior to joining the Company, Mr. Haubiel practiced law with the law firm of Vorys, Sater, Seymour and Pease LLP.

PART II

Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common shares are listed on the New York Stock Exchange (NYSE) under the symbol “BLI.” The following table reflects the high and low sales price per share of common shares as quoted from the NYSE composite transactions for the fiscal period indicated.

	2001		2000

	High	Low	High	Low

First Quarter	$15.75	$9.75	$15.38	$11.06

Second Quarter	14.00	11.23	15.00	10.81

Third Quarter	12.84	7.15	15.88	11.44

Fourth Quarter	11.27	7.75	13.50	8.25

As of March 25, 2002, there were 1,382 registered holders of record of the Company’s common shares.

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

		Fiscal Year Ended (a)

	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,	Jan. 31,
	2002	2001(b)	2000	1999	1998

(In thousands)

Net sales	$3,433,321	$3,277,088	$2,933,690	$2,550,668	$2,492,839

Cost of sales	2,092,183	1,891,345	1,668,623	1,474,767	1,502,211

Gross profit	1,341,138	1,385,743	1,265,067	1,075,901	990,628

Selling and administrative expenses	1,368,397	1,200,277	1,095,453	918,699	858,775

Merger and other related costs					45,000

Operating profit (loss)	(27,259)	185,466	169,614	157,202	86,853

Interest expense	20,202	22,947	16,447	15,795	16,699

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(47,461)	162,519	153,167	141,407	70,154

Income tax expense (benefit)	(18,747)	64,195	60,501	55,144	32,983

Income (loss) from continuing operations before cumulative effect of accounting change	(28,714)	98,324	92,666	86,263	37,171

Discontinued operations	8,480	(478,976)	3,444	23,155	48,764

Cumulative effect of accounting change				(12,649)

Net income (loss)	$(20,234)	$(380,652)	$96,110	$96,769	$85,935

(a)	References throughout this document to fiscal 2001, fiscal 2000, and fiscal 1999 refer to the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

(b)	Fiscal 2000 is comprised of 53 weeks.

FORM 10-K	Page 11

Item 6 Selected Financial Data (Concluded)

		Fiscal Year Ended (a)

	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,	Jan. 31,
	2002	2001(b)	2000	1999	1998

(In thousands, except per share amounts and store counts)

Income (loss) per common share-basic:

Continuing operations	$(0.25)	$0.88	$0.84	$0.79	$0.35

Discontinued operations	0.07	(4.30)	0.03	0.21	0.45

Cumulative effect of accounting change				(0.11)

	$(0.18)	$(3.42)	$0.87	$0.89	$0.80

Income (loss) per common share-diluted:

Continuing operations	$(0.25)	$0.87	$0.82	$0.76	$0.33

Discontinued operations	0.07	(4.26)	0.03	0.21	0.44

Cumulative effect of accounting change				(0.11)

	$(0.18)	$(3.39)	$0.85	$0.86	$0.77

Weighted-average common shares outstanding:

Basic	113,660	111,432	110,360	109,199	107,621

Diluted	113,660	112,414	112,952	112,800	112,063

Balance Sheet Data:

Total assets	$1,533,209	$1,585,396	$1,911,298	$1,884,300	$1,595,394

Working capital	672,200	775,573	521,350	584,436	351,627

Long-term obligations	204,000	268,000	50,000	285,000	104,310

Shareholders’ equity	$927,533	$927,812	$1,300,062	$1,181,902	$1,034,542

Store Data:

Gross square footage	35,528	33,595	31,896	29,015	26,623

New stores opened	78	83	124	137	118

Stores closed	33	23	22	34	26

Stores open at end of year	1,335	1,290	1,230	1,128	1,025

(a)	References throughout this document to fiscal 2001, fiscal 2000, and fiscal 1999 refer to the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

(b)	Fiscal 2000 is comprised of 53 weeks.

FORM 10-K	Page 12

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

This report, as well as other verbal or written statements or reports made by or on the behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Act. Statements, other than those based on historical facts, which address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations, and other similar matters are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, actual events and results may materially differ from anticipated results described in such statement.

The Company’s ability to achieve such results is subject to certain risks and uncertainties, any one, or a combination, of which could materially affect the results of the Company’s operations. These factors include: sourcing and purchasing merchandise, the cost of the merchandise, economic and weather conditions which affect buying patterns of the Company’s customers, changes in consumer spending and consumer debt levels, inflation, the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive pressures and pricing pressures, and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this report, or to update them to reflect events or circumstances occurring after the date of this report, or to reflect the occurrence of unanticipated events.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this report.

Business Operations

The Company is the nation’s largest broadline closeout retailer. The Company’s goal is to build upon its leadership position in closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths in merchandising, purchasing, site selection, distribution, and cost containment has made it a low-cost value retailer well-positioned for future growth.

FORM 10-K	Page 13

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At February 2, 2002, the Company operated a total of 1,335 stores operating as BIG LOTS, BIG LOTS FURNITURE, PIC ‘N’ SAVE, and MAC FRUGAL’S BARGAINS•CLOSEOUTS. Wholesale operations are conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online shopping at biglotswholesale.com.

The following table compares components of the statements of operations of the Company as a percentage of net sales. Results for 2001 include the impact of a $50.4 million (after-tax) non-cash charge described elsewhere herein.

	Fiscal Year

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%

Gross profit	39.1	42.3	43.1

Selling and administrative expenses	39.9	36.6	37.3

Operating profit (loss)	(0.8)	5.7	5.8

Interest expense	0.6	0.7	0.6

Income (loss) from continuing operations before income taxes	(1.4)	5.0	5.2

Income tax expense (benefit)	(0.6)	2.0	2.0

Income (loss) from continuing operations	(0.8)	3.0	3.2

Discontinued operations	0.2	(14.6)	0.1

Net income (loss)	(0.6)%	(11.6)%	3.3%

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores, and the timing of certain holidays.

Name Change and Reincorporation

On May 16, 2001, the Company announced that it had changed its name to Big Lots, Inc. and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Shareholders’ Meeting on May 15, 2001. Also approved was a proposal to change the state of the Company’s incorporation from Delaware to Ohio. This change was affected by merging Consolidated Stores Corporation, a Delaware corporation (“Consolidated (Delaware)”), with and into the Company (the “Merger”). At the effective time of the Merger, the separate corporate existence of Consolidated (Delaware) ceased, and the Company succeeded to all business, properties, assets, and liabilities of Consolidated (Delaware). The shares of common stock of Consolidated (Delaware) issued and outstanding immediately prior to the effective time of the Merger were, by virtue of the Merger, converted into an equal number of shares of fully paid and non-assessable common shares of the Company.

In connection with this change, all stores under the names of Odd Lots, Mac Frugal’s, and Pic ‘N’ Save are being converted to Big Lots over a two-year period. Through February 2, 2002, 205 stores had been successfully converted to the Big Lots name. As of the end of fiscal 2001, 1,167 of the Company’s 1,335 stores were under the Big Lots name. The Company expects that the remaining stores will be converted to the Big Lots name during 2002. In connection with this process, the Company has made certain improvements to the converted sites. The improvements made vary by location and include, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offers numerous opportunities to increase brand awareness among

FORM 10-K	Page 14

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

customers, suppliers, investors, and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

On August 22, 2001, the Company announced that its Board of Directors had unanimously voted to redeem the preferred stock rights issued under the Company’s Rights Agreement, sometimes referred to as a “poison pill.” The redemption was a direct result of the Company’s redomestication into Ohio, as approved by its shareholders at the Company’s 2001 Annual Meeting. At the 2000 Annual Meeting, a non-binding shareholder proposal passed seeking the termination of the Company’s Rights Agreement. The Board believes that the statutory protections offered by the Company’s new state of incorporation provide adequate safeguards to permit the Board and the Company’s shareholders to fully and fairly evaluate any takeover offer, whether coercive or not. Accordingly, the Board found it to be in the best interest of the Company and its shareholders to redeem the preferred stock rights issued under the Rights Agreement.

Sale of Division

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all applicable periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. In connection with the sale, the Company recorded an after-tax loss of $479.0 million consisting of a $48.2 million after-tax loss from operations and a $430.8 million after-tax loss on the disposal of the KB Toy Division.

The buyer purchased the business in conjunction with KB Toy’s management, who were retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer’s parent. The note receivable matures on December 7, 2010 and bears interest at a rate of 8 percent. The interest is payable in annual installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5 percent of the common stock of the buyer’s parent for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are being accounted for on the cost basis. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s Prior Revolver (defined elsewhere herein).

The Company has, as part of the sale agreement, retained the responsibility for certain KB insurance claims incurred through the date of closing of the sale (December 7, 2000). During the fourth quarter of 2001, the Company determined that the estimate for the related insurance reserves exceeded the expected liability. Accordingly, a portion of the insurance reserves established in connection with the sale of the KB Toy Division were adjusted and recorded as income from discontinued operations on the Company’s statement of operations. This adjustment resulted in $8.5 million of after-tax income from discontinued operations in the fourth quarter of 2001.

Non-Cash 2001 Fourth Quarter Charge

In the fourth quarter of fiscal 2001, the Company recorded a non-cash charge of $50.4 million (after-tax), or $0.44 per diluted share. The charge represented a) costs to modify the Company’s product assortment and exit certain merchandise categories ($6.1 million after-tax), b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($15.0 million after-tax), c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a detailed stock keeping unit-level* inventory management system ($16.7 million after-tax),

FORM 10-K	Page 15

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and d) changes in estimates and estimating methodology related to insurance reserves ($12.6 million after-tax). These charges are included in the Company’s 2001 fourth quarter financial statements.

A critical element of the Company’s overall business strategy has been a multi-year initiative to improve its information systems, the final phase of which was completed in fiscal 2001. The new systems have given the Company the ability to track and manage inventories at the SKU level with improved visibility and data. The new systems have also provided better information on inventory balances, and have given management the capability to assess profitability and financial returns down to the SKU level.

Based on an analysis of SKU-level information, the Company decided to modify its product assortment and exit certain categories of merchandise. This decision allowed the Company to expand its consumables and home décor categories, both of which management believes have superior financial returns. The markdowns associated with these discontinued products, all of which were taken during the fourth quarter of fiscal 2001, accounted for approximately $6.1 million (after-tax) of the charge described above. The Company believes this action will result in a more productive assortment and a greater emphasis on the every day consumable items that help drive repeat store traffic.

The second component of the charge related to the estimated capitalized import freight costs, which are incurred in connection with inbound inventories sourced from outside the United States. New information systems have improved the Company’s ability to manage merchandise flow and freight costs. These improved systems have also provided better information and tools for determining the proper amount of capitalized import freight costs to be recorded on the balance sheet. Accordingly, based on this new information, the Company has revised its estimates and methodology, resulting in a $15.0 million (after-tax) charge.

The third component of the charge pertained to inventory-related costs that had not been allocated to the cost of merchandise in the Company’s detailed inventory stock ledger and, accordingly, were not being fully allocated to cost of goods sold. The Company identified this issue in the fourth quarter of 2001 as a result of the conversion to the new SKU-based systems, resulting in a $16.7 million (after-tax) charge.

The fourth and final component of the charge related to insurance reserves. At the end of fiscal 2001, the Company analyzed its insurance reserve accounts and implemented a new methodology that provided better actuarial estimates of future claims. This new methodology, combined with an upward trend in 2001 claims, resulted in a $12.6 million (after-tax) charge to increase the Company’s insurance reserves. This charge consisted of two elements. The first related to the adjustment of reserves established in connection with the sale of the KB Toy Division, which resulted in $8.5 million (after-tax) income from discontinued operations. The second element of the charge was $21.1 million (after-tax) to increase reserves related to continuing operations.

* Hereinafter the term stock keeping unit is referred to as “SKU.”

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales increased to $3,433.3 million for the fifty-two week fiscal year 2001 from $3,277.1 million for the fifty-three week fiscal 2000, an increase of $156.2 million, or 4.8%. This increase was attributable to sales from 78 new stores, offset in part by the closing of 33 stores, and a comparable store sales increase of 2.0%. Customer transactions increased 0.3% and the value of the average basket increased 1.7%. Comparable store sales growth

FORM 10-K	Page 16

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

was driven primarily by sales of consumables, home décor, and furniture along with incremental volume from conversion stores.

Gross Profit

Gross profit decreased $44.6 million, or 3.2% in fiscal 2001 to $1,341.1 million from $1,385.7 million in fiscal 2000. Gross profit as a percentage of net sales was 39.1% in fiscal 2001 compared to 42.3% in the previous year. The decline in gross profit was primarily due to a non-cash fourth quarter charge of $37.8 million after-tax ($62.4 million before tax). This charge represented the cost to modify the Company’s product assortment and exit certain categories, adjustments to the estimated capitalized import freight balances, and inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a detailed SKU-level inventory management system. The remaining decline in gross profit percentage was primarily due to aggressive markdowns and promotions taken to sell through seasonal merchandise and apparel. The decline was also impacted by a shift in product mix as customers increased purchases of lower margin consumable goods and reduced spending on more discretionary, higher margin items.

Selling and Administrative Expenses

Selling and administrative expenses increased $168.1 million in fiscal 2001 from $1,200.3 million in fiscal 2000. As a percentage of net sales, selling and administrative expenses were 39.9% in fiscal 2001 compared to 36.6% in fiscal 2000. The major cause of the increase was due to a $21.1 million after-tax ($34.9 million before tax) non-cash fourth quarter charge resulting from a change in estimate relating to insurance reserves, combined with an upward trend in 2001 claims. The remaining selling and administrative rate increase was primarily driven by the deleveraging impact of lower comparable store sales combined with planned strategic initiatives, including increased advertising, store maintenance, and customer service investments.

Interest Expense

Interest expense decreased to $20.2 million in fiscal 2001 from $22.9 million in fiscal 2000. The decrease in interest expense reflects favorable effective interest rates and a lower average debt balance.

Income Taxes

The effective tax rate of the Company was 39.5% in both fiscal 2001 and 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

Net sales increased to $3,277.1 million for the fifty-three week fiscal year 2000 from $2,933.7 million for the fifty-two week fiscal 1999, an increase of $343.4 million, or 11.7%. This increase was attributable to sales from 83 new stores, offset in part by the closing of 23 stores, and a comparable store sales increase of 3.7% that was driven primarily by sales of seasonal goods and furniture. Customer transactions decreased 2.1% while the value of the average basket increased 5.8%.

FORM 10-K	Page 17

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit

Gross profit increased $120.6 million, or 9.5%, in fiscal 2000 to $1,385.7 million from $1,265.1 million in fiscal 1999. Gross profit as a percentage of net sales was 42.3% in 2000 compared to 43.1% in the previous year. The decline in gross profit percentage was primarily due to increased markdowns taken in the fourth quarter to drive customer traffic during the holiday season and sell through seasonal merchandise, as well as a shift in the level of consumable merchandise available throughout the year.

Selling and Administrative Expenses

Selling and administrative expenses increased $104.8 million in fiscal 2000 from $1,095.5 million in fiscal 1999. As a percentage of net sales, selling and administrative expenses were 36.6% in fiscal 2000 compared to 37.3% in 1999. Fiscal 2000 selling and administrative rate improvement was primarily attributable to more effective leveraging of fixed expenses in the first two quarters of the year combined with more efficient distribution and transportation throughout the year. Additionally, the Company benefited from the fifty-third week of sales in fiscal 2000 as its relatively fixed expense base could be leveraged with the extra week of sales.

Interest Expense

Interest expense increased to $22.9 million in fiscal 2000 from $16.4 million in fiscal 1999. The change in interest expense reflects higher average borrowing levels and higher effective interest rates.

Income Taxes

The effective tax rate of the Company was 39.5% in both fiscal 2000 and 1999.

CAPITAL RESOURCES AND LIQUIDITY

On May 8, 2001, the Company entered into a $512.5 million senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consists of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s $500 million senior unsecured Revolving Credit Facility (“Prior Revolver”) that was due to expire on May 6, 2002. The average interest rate under the Revolving Credit Agreement during fiscal 2001 was 5.41 percent.

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes were issued with a weighted-average yield of 7.71 percent and rank parri passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

Both the Revolving Credit and Senior Note Agreements contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended to exclude the non-cash 2001 fourth quarter charge, described elsewhere herein, from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the

FORM 10-K	Page 18

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

The second amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. The Company believes that the value of its inventory, while it will vary seasonally, is sufficient to provide it with the liquidity to meet its borrowing needs.

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at February 2, 2002, was $672.2 million and for the year then ended net cash provided by operations was $150.9 million. The Company had no direct borrowings under the Revolving Credit Agreement at February 2, 2002. At such date, the Company was contingently liable for outstanding letters of credit totaling $32.8 million, and had $17.5 million of invested funds.

Capital expenditures were $107.6 million in fiscal 2001, $114.8 million in fiscal 2000, and $83.1 million in fiscal 1999. Capital expenditures in 2001 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings and the completion of a new distribution center in Tremont, Pennsylvania. Capital expenditures in 1999 and 2000 were primarily driven by new store openings and additional distribution center capacity. Capital expenditure requirements in 2002 are anticipated to be approximately $100 million, primarily to convert remaining stores to the Big Lots name, invest in new stores and store expansions, as well as the continued construction of a new distribution facility in Durant, Oklahoma.

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company does not expect changes in interest rates in 2002 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change.

The Company continues to believe that it has, or if necessary has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement.

The Company’s accounting policies are more fully described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The Company has certain accounting policies which are described below.

FORM 10-K	Page 19

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Merchandise inventory. Merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to assess that inventory is recorded properly at the lower of cost or market, based on historical experience and current information.

Long-lived assets. The Company has long-lived assets which consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. In evaluating the fair value and future benefits of long-lived assets, the anticipated undiscounted future net cash flow of the related long-lived assets is calculated and compared to the carrying value on the Company’s books. Management believes that the long-lived assets’ carrying values and useful lives are appropriate.

Insurance reserves. The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Income taxes. The Company has generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized. The Company records income tax liabilities utilizing known obligations and estimates of potential obligations.

Pension liabilities. Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations.

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgement on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process, however, the ultimate outcome of various legal issues could be different than management’s estimates, and adjustments to income could be required.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result. See the Company’s audited Consolidated Financial Statements and Notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

FORM 10-K	Page 20

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements are discussed in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

COMMITMENTS

Commitments are discussed in the Long-Term Obligations, the Commitments and Contingencies, and the Leases Notes to the Consolidated Financial Statements.

FORM 10-K	Page 21

Item 8  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Big Lots, Inc.:

We have audited the accompanying consolidated balance sheets of BIG LOTS, INC. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of BIG LOTS, INC. and subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Dayton, Ohio
February 26, 2002

FORM 10-K	Page 22

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year

	2001	2000	1999

Net sales	$3,433,321	$3,277,088	$2,933,690
Costs and expenses:
Cost of sales	2,092,183	1,891,345	1,668,623
Selling and administrative expenses	1,368,397	1,200,277	1,095,453
Interest expense	20,202	22,947	16,447

	3,480,782	3,114,569	2,780,523
Income (loss) from continuing operations before income taxes	(47,461)	162,519	153,167
Income tax expense (benefit)	(18,747)	64,195	60,501

Income (loss) from continuing operations	(28,714)	98,324	92,666
Discontinued operations	8,480	(478,976)	3,444

Net income (loss)	$(20,234)	$(380,652)	$96,110

Income (loss) per common share — basic:
Continuing operations	$(0.25)	$0.88	$0.84
Discontinued operations	0.07	(4.30)	0.03

	$(0.18)	$(3.42)	$0.87

Income (loss) per common share — diluted:
Continuing operations	$(0.25)	$0.87	$0.82
Discontinued operations	0.07	(4.26)	0.03

	$(0.18)	$(3.39)	$0.85

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 23

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	February 2,	February 3,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$28,822	$30,661
Inventories	705,293	744,945
Deferred income taxes	207,358	177,188
Refundable income taxes	9,308	84,048
Other current assets	43,293	63,725

Total current assets	994,074	1,100,567

Property and equipment — net	515,023	481,909
Other assets	24,112	2,920

	$1,533,209	$1,585,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205,522	$201,564
Accrued liabilities	116,352	123,430

Total current liabilities	321,874	324,994

Long-term obligations	204,000	268,000
Deferred income taxes and other liabilities	79,802	64,590
Commitments and contingencies
Shareholders’ equity:
Common shares — authorized 290,000 shares, $.01 par value; issued 114,398 shares and 112,079 shares, respectively	1,144	1,121
Additional paid-in capital	435,970	416,038
Retained earnings	490,419	510,653

Total shareholders’ equity	927,533	927,812

	$1,533,209	$1,585,396

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 24

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

		Additional
	Common	Paid-In	Retained
	Shares	Capital	Earnings	Total

Balance — January 30, 1999	$1,095	$385,612	$795,195	$1,181,902
Net income			96,110	96,110
Exercise of stock options	12	16,175		16,187
Contribution to savings plan	3	5,860		5,863

Balance — January 29, 2000	1,110	407,647	891,305	1,300,062
Net loss			(380,652)	(380,652)
Exercise of stock options	8	4,508		4,516
Contribution to savings plan	3	3,883		3,886

Balance — February 3, 2001	1,121	416,038	510,653	927,812
Net loss			(20,234)	(20,234)
Exercise of stock options	18	15,551		15,569
Contribution to savings plan	5	5,519		5,524
Redemption of preferred stock rights		(1,138)		(1,138)

Balance — February 2, 2002	$1,144	$435,970	$490,419	$927,533

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 25

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year

	2001	2000	1999

Operating activities:
Net income (loss)	$(20,234)	$(380,652)	$96,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations	(8,480)	478,976	(3,444)
Depreciation and amortization	68,986	62,290	58,488
Deferred income taxes	(20,209)	(119,321)	7,812
Other	6,772	3,781	18,647
Change in assets and liabilities	124,098	(103,166)	(54,765)
Cash provided by (used in) discontinued operations		(249,842)	65,091

Net cash provided by (used in) operating activities	150,933	(307,934)	187,939

Investment activities:
Capital expenditures	(107,561)	(114,847)	(83,068)
Cash proceeds from sale of business		257,613
Other	6,123	19,465	355

Net cash provided by (used in) investing activities	(101,438)	162,231	(82,713)

Financing activities:
Proceeds from (payment of) credit arrangements	(62,549)	77,900	(94,900)
Redemption of preferred stock rights	(1,138)
Proceeds from exercise of stock options	12,353	2,127	10,105

Net cash provided by (used in) financing activities	(51,334)	80,027	(84,795)

Increase (decrease) in cash and cash equivalents	(1,839)	(65,676)	20,431
Cash and cash equivalents:
Beginning of year	30,661	96,337	75,906

End of year	$28,822	$30,661	$96,337

The accompanying notes are an integral part of these financial statements.

FORM 10-K	Page 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is the nation’s largest broadline closeout retailer. At February 2, 2002, the Company operated a total of 1,335 stores operating as BIG LOTS, BIG LOTS FURNITURE, PIC ‘N’ SAVE, and MAC FRUGAL’S BARGAINS•CLOSEOUTS. Wholesale operations are conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online shopping at biglotswholesale.com.

Fiscal Year

The Company follows the concept of a 52/53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal 2001 and 1999 were comprised of 52 weeks, while fiscal 2000 was comprised of 53 weeks.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and those subsidiaries of which the Company, directly or indirectly, has the ability to exercise significant influence over operating and financial policies. All significant intercompany transactions have been eliminated.

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

Property and Equipment

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to ten years for other property and equipment. The Company reviews its long-lived asset balances whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

FORM 10-K	Page 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Computer Software Costs

The Company records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years.

Investments

Noncurrent investments in equity and debt securities are classified as other assets in the consolidated balance sheets and are stated at fair value. Any unrealized gains on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes.

Insurance Reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses from derivatives resulting from changes in fair value are recorded depending upon whether the instruments meet the criteria for hedge accounting. This Statement was adopted effective February 4, 2001, and does not have an impact on the financial position, results of operations, or cash flows.

FORM 10-K	Page 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements (Concluded)

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for combinations. SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe these pronouncements will have an impact on the financial position, results of operations, or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this pronouncement will have an impact on the financial position, results of operations, or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity’s initial adoption of this Statement. The Company does not believe this pronouncement will have an impact on the financial position, results of operations, or cash flows.

DISCONTINUED OPERATIONS

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The financial statements and notes have been reclassified for all applicable periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. In connection with the sale, the Company recorded an after-tax loss of $479.0 million consisting of a $48.2 million after-tax loss from operations and a $430.8 million after-tax loss on the disposal of the KB Toy Division.

The buyer purchased the business in conjunction with KB Toy’s management, who were retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer’s parent. The note receivable matures on December 7, 2010 and bears interest at a rate of 8 percent. The interest is payable in annual

FORM 10-K	Page 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS (Concluded)

installments to be paid by issuing additional notes with substantially identical terms as the original note. The warrant provides that the Company is entitled to purchase up to 2.5 percent of the common stock of the buyer’s parent for a stated per share price. The stock can be purchased anytime prior to December 7, 2005. The note and warrant are being accounted for on the cost basis. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s Prior Revolver.

The Company has, as part of the sale agreement, retained the responsibility for certain KB insurance claims incurred through the date of closing of the sale (December 7, 2000). During the fourth quarter of 2001, the Company determined that the estimate for the related insurance reserves exceeded the expected liability. Accordingly, a portion of the insurance reserves established in connection with the sale of the KB Toy Division were adjusted and recorded as income from discontinued operations on the Company’s statement of operations. This adjustment resulted in $8.5 million of after-tax income from discontinued operations in the fourth quarter of 2001.

The following are the components of discontinued operations:

(In thousands)	2001	2000	1999

Income (loss) from operations of KB Toy Division, net of income taxes of $(31,470) and $2,699 in 2000 and 1999, respectively		$(48,201)	$3,444
Income (loss) on disposal of KB Toy Division, net of income taxes of $5,423 and $(201,953) in 2001 and 2000, respectively	$8,480	(430,775)

	$8,480	$(478,976)	$3,444

NON-CASH 2001 FOURTH QUARTER CHARGE

In the fourth quarter of fiscal 2001, the Company recorded a non-cash charge of $50.4 million (after-tax), or $0.44 per diluted share. The charge represented a) costs to modify the Company’s product assortment and exit certain merchandise categories ($6.1 million after-tax), b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($15.0 million after-tax), c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a detailed SKU-level inventory management system ($16.7 million after-tax), and d) changes in estimates and estimating methodology related to insurance reserves ($12.6 million after-tax). These charges are included in the Company’s 2001 fourth quarter financial statements.

A critical element of the Company’s overall business strategy has been a multi-year initiative to improve its information systems, the final phase of which was completed in fiscal 2001. The new systems have given the Company the ability to track and manage inventories at the SKU level with improved visibility and data. The new systems have also provided better information on inventory balances, and have given management the capability to assess profitability and financial returns down to the SKU level.

Based on an analysis of SKU-level information, the Company decided to modify its product assortment and exit certain categories of merchandise. This decision allowed the Company to expand its consumables and home décor categories, both of which management believes have superior financial returns. The markdowns associated with these discontinued products, all of which were taken during the fourth quarter of fiscal 2001, accounted for approximately $6.1 million (after-tax) of the charge described above. The Company believes this action will result in a more productive product assortment and a greater emphasis on the every day consumable items that help drive repeat store traffic.

FORM 10-K	Page 30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-CASH 2001 FOURTH QUARTER CHARGE (Concluded)

The second component of the charge related to the estimated capitalized import freight costs which are incurred in connection with inbound inventories sourced from outside the United States. New information systems have improved the Company’s ability to manage merchandise flow and freight costs. These improved systems have also provided better information and tools for determining the proper amount of capitalized import freight costs to be recorded on the balance sheet. Accordingly, based on this new information, the Company has revised its estimates and methodology, resulting in a $15.0 million (after-tax) charge.

The third component of the charge pertained to inventory-related costs that had not been allocated to the cost of merchandise in the Company’s detailed inventory stock ledger and, accordingly, were not being fully allocated to cost of goods sold. The Company identified this issue in the fourth quarter of 2001 as a result of the conversion to the new SKU-based systems, resulting in a $16.7 million (after-tax) charge.

The fourth and final component of the charge related to insurance reserves. At the end of fiscal 2001, the Company analyzed its insurance reserve accounts and implemented a new methodology that provided better actuarial estimates of future claims. This new methodology, combined with an upward trend in 2001 claims, resulted in a $12.6 million (after-tax) charge to increase the Company’s insurance reserves. This charge consisted of two elements. The first related to the adjustment of reserves established in connection with the sale of the KB Toy Division, which resulted in $8.5 million (after-tax) income from discontinued operations. The second element of the charge was $21.1 million (after-tax) to increase reserves related to continuing operations.

INCOME TAXES

The provision for income taxes is comprised of the following:

(In thousands)	2001	2000	1999

Federal — currently payable	$5,529	$95,090	$50,041
Deferred — federal, state and local	(25,096)	(49,751)	5,905
State and local — currently payable	820	18,856	4,555

	$(18,747)	$64,195	$60,501

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.5	4.5	2.5
Work opportunity tax credits	(2.6)	(0.6)	(0.3)
Other	2.6	0.6	2.3

Effective tax rate	39.5%	39.5%	39.5%

FORM 10-K	Page 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (continued)

Income tax payments and refunds are as follows:

(In thousands)	2001	2000	1999

Income taxes paid	$8,969	$68,390	$42,984
Income taxes refunded	(76,558)	(20,679)	(2,488)

Net income taxes paid (refunded)	$(67,589)	$47,711	$40,496

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities are presented in the following table.

(In thousands)	2001	2000

Deferred tax assets:
Uniform inventory capitalization	$21,142	$23,127
Workers’ compensation and other insurance reserves	38,378	23,354
Net operating loss carryforwards	72,518	76,254
Other (each less than 5% of total deferred tax assets)	102,873	72,246
Valuation allowance	(27,553)	(17,793)

Total deferred tax assets	207,358	177,188

Deferred tax liabilities:
Depreciation	31,182	34,527
Other (each less than 5% of total deferred tax liabilities)	47,169	30,063

Total deferred tax liabilities	78,351	64,590

Net deferred tax assets	$129,007	$112,598

The Company has federal pre-tax net operating loss carryforwards arising from the disposition of its KB Toy Division of approximately $139.3 million (approximately $48.7 million tax benefit) that will expire in fiscal 2020. The Company has determined that based on profitability, it is more likely than not that the federal net operating loss carryforwards will be realized in future periods. The Company also has recorded a cumulative state net operating loss benefit of approximately $23.8 million. The state net operating loss carryforwards will expire from fiscal 2004 through fiscal 2021.

The Company has the following tax credit carryforwards:

	Amount	Expiration Date

Federal:
Alternative Minimum Tax	$5,244,000	None
Work Opportunity Tax Credits	6,187,000	None
Low Income Housing Tax Credits	200,000	Fiscal 2018-2021
Foreign Tax Credits	1,146,000	Fiscal 2003-2004
State:
Enterprise Zone Credits	$2,150,000	Fiscal 2006

FORM 10-K	Page 32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (concluded)

The Company has established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

On March 9, 2002 President George W. Bush signed into law the Job Creation and Worker Assistance Act of 2002, (H.R. 3090) which includes a provision that extends the general net operating loss carryback period to five years for federal tax net operating losses arising in taxable years ending in 2001 and 2002. At the end of fiscal 2001, the Company had approximately $139.3 million (approximately $48.7 million tax benefit) of federal taxable loss carryforwards from the sale of its KB Toy Division generated in fiscal 2000 which the Company will now be able to carryback. It is anticipated that these net operating losses will be fully utilized in the newly expanded carryback period.

LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following:

(In thousands)	2001	2000

Credit Agreements		$268,000
Senior Notes	$204,000

	$204,000	$268,000

Interest paid was $19.1 million in 2001, $39.7 million in 2000, and $27.4 million in 1999, which includes capitalized interest of $2.4 million, $2.8 million, and $1.7 million, respectively.

Credit Agreements

On May 8, 2001, the Company entered into a $512.5 million senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consists of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s $500 million senior unsecured Revolving Credit Facility (“Prior Revolver”) that was due to expire on May 6, 2002. The average interest rate under the Revolving Credit Agreement during fiscal 2001 was 5.41 percent.

The Revolving Credit Agreement contains customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, the Revolving Credit Agreement was amended to exclude the non-cash 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the amendment, the Company provided collateral, consisting principally of its inventories, as security for the loans and agreed to certain changes in other terms.

FORM 10-K	Page 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM OBLIGATIONS (continued)

The second amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined under the Revolving Credit Agreement. The Company believes that the value of its inventory, while it will vary seasonally, is sufficient to provide it with the liquidity to meet its borrowing needs.

The Company had no direct borrowings under the Revolving Credit Agreement at February 2, 2002. At such date, the Company was contingently liable for outstanding letters of credit totaling $32.8 million, and had $17.5 million of invested funds.

Senior Notes

On May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes were issued with a weighted-average yield of 7.71 percent and rank parri passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

The Senior Note Agreement contains customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On February 25, 2002, the Senior Note Agreement was amended to exclude the non-cash 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the amendment, the Company provided collateral, consisting principally of its inventories, as security for the Senior Notes and agreed to certain changes in other terms.

COMMITMENTS AND CONTINGENCIES

The Company has commitments to certain vendors for future inventory purchases totaling approximately $445.4 million at February 2, 2002. Terms of the commitments provide for these inventory purchases to be made through fiscal 2004 or later as may be extended. There are no annual minimum purchase requirements.

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

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

FORM 10-K	Page 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has a qualified defined benefit pension plan (“Pension Plan”) covering certain employees hired on or before March 31, 1994, and a non-qualified supplemental defined benefit pension plan (“Supplemental Pension Plan”). Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Company’s funding policy of the Pension Plan is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The company maintains the Supplemental Pension Plan for those executives whose benefits were frozen in the Pension Plan on or subsequent to January 1, 1996. The Supplemental Pension Plan constitutes a contract to pay benefits upon retirement as therein defined. The Supplemental Pension Plan is designed to pay the same benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. The Company has no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of the general creditors of the Company.

The following provides a reconciliation of projected benefit obligations, plan assets, and funded status of all plans as of December 31.

(In thousands)	2001	2000

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$35,924	$34,921
Service cost	3,377	3,221
Interest cost	2,658	2,382
Benefits paid	(2,363)	(2,625)
Plan amendment	152
Actuarial (gain) loss	1,932	(1,975)

Projected benefit obligation at end of year	$41,680	$35,924

Change in plan assets:
Fair market value at beginning of year	$25,993	$26,610
Actual return on plan assets	(1,331)	(1,559)
Employer contribution	2,963	3,567
Benefits paid	(2,363)	(2,625)

Fair market value at end of year	$25,262	$25,993

Funded status	$(16,417)	$(9,931)
Unrecognized actuarial loss	11,510	6,553
Unrecognized transition obligation	159	172
Unrecognized prior service cost	17	(271)

Accrued benefit cost	$(4,731)	$(3,477)

FORM 10-K	Page 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPOYEE BENEFIT PLANS (continued)

Assumptions used in each year of the actuarial computations were:

	2001	2000

Discount rate	7.2%	7.6%
Rate of increase in compensation levels	5.5%	5.5%
Expected long-term rate of return	9.0%	9.0%

The components of net periodic pension cost are comprised of the following:

(In thousands)	2001	2000	1999

Service cost — benefits earned in the period	$3,377	$3,221	$3,350
Interest cost on projected benefit obligation	2,658	2,382	2,074
Expected investment return on plan assets	(2,227)	(2,312)	(2,008)
Net amortization and deferral	409	(20)	778

Net periodic pension cost	$4,217	$3,271	$4,194

The following sets forth certain information for the qualified defined benefit pension plan and the non-qualified supplemental defined benefit pension plan.

	Funded Qualified		Unfunded Non-Qualified
	Defined Benefit		Supplemental Defined
	Pension Plan		Benefit Pension Plan

(In thousands)	2001	2000	2001	2000

Projected benefit obligation	$37,988	$33,223	$3,691	$2,701
Accumulated benefit obligation	28,178	24,168	1,942	1,388
Fair market value of plan assets	25,262	25,993

Savings Plan

The Company has a savings plan with a 401(k) deferral feature and a Top Hat Plan with a similar deferral feature for all eligible employees. Provisions of $2.0 million, $6.9 million, and $5.3 million have been charged to operations in fiscal 2001, 2000, and 1999, respectively.

LEASES

Leased property consists primarily of the Company’s retail stores and certain warehouse space. Many of the store leases have rent escalations and provide that the Company pay for real estate taxes, utilities, liability insurance, and maintenance. Certain leases provide for contingent rents, in addition to the fixed monthly rent, based on a percentage of store sales above a specified level. In addition, some leases provide options to extend the original terms for an additional two to twenty years.

FORM 10-K	Page 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES (Concluded)

Minimum lease commitments as of February 2, 2002, are as follows:

Operating
(In thousands)	Leases

2002	$144,215
2003	129,527
2004	106,790
2005	84,699
2006	59,445
Subsequent to 2006	107,875

$632,551

Total rental expense charged to operations for operating leases of stores and warehouses consisted of the following:

(In thousands)	2001	2000	1999

Minimum rentals	$160,058	$150,270	$155,237
Contingent rentals	1,169	(285)	1,051

	$161,227	$149,985	$156,288

SHAREHOLDERS’ EQUITY

Income Per Share

There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted income per share and there were no securities outstanding at February 2, 2002, which were excluded from the computation of income per share. Fully diluted shares are not presented for the year ended February 2, 2002 as the Company incurred a loss and to include these shares would be antidilutive. At February 2, 2002, an aggregate of 200,663 common shares subject to unexercised stock options have been excluded from the computation of diluted earnings per share.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted income per share computations is as follows:

	Weighted-Average Common Shares Outstanding
(In thousands)	2001	2000	1999

Basic	113,660	111,432	110,360
Dilutive effect of stock options		982	2,592

Diluted	113,660	112,414	112,952

FORM 10-K	Page 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Rights Plan

On August 22, 2001, the Company announced that its Board of Directors had unanimously voted to redeem the preferred stock rights under the Company’s Rights Agreement. The redemption was a direct result of the Company’s redomestication into Ohio, as approved by its shareholders at the Company’s 2001 Annual Meeting. Pursuant to the terms of the Rights Agreement, the Company redeemed the rights by paying a redemption price of $0.01 per right. The redemption was made to all shareholders of record as of the close of business on August 31, 2001.

STOCK PLANS

Stock Option Plans

The Big Lots, Inc. 1996 Performance Incentive Plan, as amended (“Incentive Plan”) provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (“SARs”). The number of newly issued common shares available for issuance under the Incentive Plan at the time of the plan’s inception was 3,125,000 plus an additional one percent of the total number of issued shares, including any Treasury Stock, at the start of the Company’s fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued common shares available for use under the Incentive Plan shall not exceed 15 percent of the total issued and outstanding common shares as of any measurement date. At February 2, 2002, 11,351,757 common shares were available for issuance under the Incentive Plan. The term of each award is determined by a committee of the Board of Directors charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined by the Incentive Plan, of the underlying common shares on the date of award. The award price of a SAR is to be a fixed amount not less than 100 percent of the fair market value of a common share at the date of award. Upon an effective change in control of the Company, all awards outstanding under the Incentive Plan automatically vest.

The Company has a Director Stock Option Plan (“DSOP”), for nonemployee directors, pursuant to which up to 781,250 common shares may be issued upon exercise of options granted thereunder. The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors nor the Compensation Committee exercise any discretion in administration of the DSOP. Grants are made annually, approximately 90 days following the annual meeting of shareholders, at an exercise price equal to 100 percent of the fair market value on the date of grant. The present formula provides for an annual grant of 5,000 options to each nonemployee director which becomes fully exercisable over a three-year period: 20 percent the first year and 40 percent each subsequent year, beginning one year subsequent to grant.

FORM 10-K	Page 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS (Continued)

Changes in the status of outstanding options were as follows:

	Options	Price(a)

Outstanding at January 30, 1999	11,942,887	$16.85
Granted	392,500	19.42
Exercised	1,177,126	7.17
Forfeited	303,793	26.64

Outstanding at January 29, 2000	10,854,468	17.73
Granted	2,474,000	11.70
Exercised	754,145	3.02
Forfeited	1,778,098	19.77

Outstanding at February 3, 2001	10,796,225	17.02
Granted	2,497,019	11.53
Exercised	1,775,649	6.87
Forfeited	1,450,174	22.41

Outstanding at February 2, 2002	10,067,421	$16.65

(a)	Weighted-average per share exercise price.

The following table summarizes information about the Company’s stock option plans at February 2, 2002:

Range of Prices		Options Outstanding			Options Exercisable

			Weighted
			Average	Weighted		Weighted
		Number of	Remaining	Average	Number of	Average
Greater	Less Than	Options	Contractual	Exercise	Options	Exercise
Than	or Equal to	Outstanding	Life (Years)	Price	Exercisable	Price

$ 1	$10	253,732	6.6	$9.34	92,932	$8.57
$10	$20	7,587,669	6.5	12.55	3,534,850	12.87
$20	$30	1,180,626	5.2	26.12	1,093,826	26.46
$30	$40	1,006,894	6.1	37.38	575,626	37.24
$40		38,500	5.8	40.82	35,100	40.84

		10,067,421	6.3	$16.65	5,332,334	$18.40

The Company previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to its stock options and other stock-based employee compensation awards.

FORM 10-K	Page 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS (Concluded)

If compensation cost for stock option awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, pro forma net income (loss) and income (loss) per share would have been as follows:

(In thousands, except per share amounts)	2001	2000	1999

Net income (loss):
As reported	$(20,234)	$(380,652)	$96,110
Pro forma	(26,990)	(384,826)	83,847
Income (loss) per common share — basic:
As reported	$(0.18)	$(3.42)	$0.87
Pro forma	(0.24)	(3.45)	0.76
Income (loss) per common share — diluted:
As reported	$(0.18)	$(3.39)	$0.85
Pro forma	(0.24)	(3.42)	0.74

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999

Weighted-average fair value of options granted	$11.53	$11.76	$19.71
Risk-free interest rates	4.5%	4.8%	6.4%
Expected life (years)	1.1	2.5	2.2
Expected volatility	51.2%	66.0%	69.0%

FORM 10-K	Page 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADDITIONAL DATA

The following is a summary of certain financial data:

(In thousands)	2001	2000

Property and equipment — at cost:
Land	$39,240	$36,040
Buildings	447,800	359,951
Fixtures and equipment	504,228	441,113
Transportation equipment	23,692	23,824

	1,014,960	860,928
Construction-in-progress	7	65,996

	1,014,967	926,924
Less accumulated depreciation	499,944	445,015

	$515,023	$481,909

(In thousands)	2001	2000

Accrued liabilities:
Salaries and wages	$36,391	$45,874
Property, payroll, and other taxes	76,509	76,973
Other	3,452	583

	$116,352	$123,430

The following analysis supplements changes in current assets and current liabilities presented in the Consolidated Statements of Cash Flows:

(In thousands)	2001	2000	1999

Inventories	$39,652	$(9,019)	$(46,061)
Other current assets	12,826	(21,235)	(2,814)
Accounts payable	3,958	12,446	(9,868)
Accrued liabilities	(7,078)	26,935	(3,001)
Income taxes	74,740	(112,293)	6,979

	$124,098	$(103,166)	$(54,765)

The $74.7 million change in income taxes in 2001 is primarily due to a $73.2 million federal income tax refund. The refund was generated through the recovery of federal taxes paid for 1998 and 1999 due to the carryback of the fiscal 2000 net operating loss from the sale of the KB Toy Division.

FORM 10-K	Page 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for fiscal 2001, 2000, and 1999 is presented below:

(In thousands, except per share amounts) (a)	First	Second	Third	Fourth	Year

2001
Net sales	$773,621	$748,380	$773,106	$1,138,214	$3,433,321
Gross profit	313,918	299,927	316,641	410,652	1,341,138
Income (loss) from continuing operations	298	(10,699)	(16,364)	(1,949)	(28,714)
Net income (loss)	298	(10,699)	(16,364)	6,531	(20,234)
Income (loss) per common share — basic:
Continuing operations	0.00	(0.09)	(0.14)	(0.02)	(0.25)
Discontinued operations	0.00	0.00	0.00	0.08	0.07

	$0.00	$(0.09)	$(0.14)	$0.06	$(0.18)

Income (loss) per common share — diluted:
Continuing operations	0.00	(0.09)	(0.14)	(0.02)	(0.25)
Discontinued operations	0.00	0.00	0.00	0.08	0.07

	$0.00	$(0.09)	$(0.14)	$0.06	$(0.18)

2000
Net sales	$723,139	$708,518	$733,495	$1,111,936	$3,277,088
Gross profit	303,693	298,510	312,574	470,966	1,385,743
Income from continuing operations	14,324	9,277	6,570	68,153	98,324
Net income (loss)	(13,177)	(62,679)	(400,018)	95,222	(380,652)
Income (loss) per common share — basic:
Continuing operations	0.13	0.08	0.06	0.61	0.88
Discontinued operations	(0.25)	(0.64)	(3.65)	0.24	(4.30)

	$(0.12)	$(0.56)	$(3.59)	$0.85	$(3.42)

Income (loss) per common share — diluted:
Continuing operations	0.13	0.08	0.06	0.61	0.87
Discontinued operations	(0.25)	(0.64)	(3.61)	0.24	(4.26)

	$(0.12)	$(0.56)	$(3.55)	$0.85	$(3.39)

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount

FORM 10-K	Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)(Concluded)

(In thousands, except per share amounts) (a)	First	Second	Third	Fourth	Year

1999
Net sales	$644,579	$641,638	$673,530	$973,943	$2,933,690
Gross profit	278,476	273,246	285,990	427,355	1,265,067
Income from continuing operations	12,773	8,419	7,720	63,754	92,666
Net income (loss)	(3,721)	(4,416)	(15,012)	119,259	96,110
Income (loss) per common share — basic:
Continuing operations	0.12	0.08	0.07	0.58	0.84
Discontinued operations	(0.15)	(0.12)	(0.21)	0.50	0.03

	$(0.03)	$(0.04)	$(0.14)	$1.08	$0.87

Income (loss) per common share — diluted:
Continuing operations	0.11	0.07	0.07	0.57	0.82
Discontinued operations	(0.14)	(0.11)	(0.20)	0.49	0.03

	$(0.03)	$(0.04)	$(0.13)	$1.06	$0.85

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

FORM 10-K	Page 43

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Items 10-13

Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which involves the election of directors, the definitive copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April XX, 2002.

PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

		Page

1	Financial Statements
	Independent Auditors' Report	22
	Consolidated Statements of Operations	23
	Consolidated Balance Sheets	24
	Consolidated Statements of Stockholders' Equity	25
	Consolidated Statements of Cash Flows	26
	Notes to Consolidated Financial Statements	27
2	Financial Statement Schedules

Schedule	Description

II	Valuation and Qualifying Accounts	49

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

FORM 10-K	Page 44

Exhibit No.	Document

2	Agreement of Merger dated as of May 15, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

3(a)	Amended Articles of Incorporation of the Company dated as of May 15, 2001 (Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

3(b)	Code of Regulations of the Company (Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

4(a)*	Specimen Common Share Certificate of the Company.

10(a)	Big Lots, Inc. 1996 Performance Incentive Plan as Amended and Restated on May 15, 2001 (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(b)	Consolidated Stores Corporation Directors Stock Option Plan (Exhibit 10(q) to the Company’s Registration Statement (No. 33-42502) on Form S-8 and incorporated herein by reference).

10(b)(i)	Big Lots, Inc. Amended and Restated Directors Stock Option Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(c)	Big Lots, Inc. Supplemental Savings Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(d)	CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference).

10(d)(i)	Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference).

10(d)(ii)	Amendment No. 2 to CSIC Pension Plan and Trust (Filed as an Exhibit to the Company’s Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference).

10(e)	Credit Agreement dated as of May 8, 2001 by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) party thereto, the Banks (as defined) thereto, National City Bank, in its capacity as Administrative Agent, Lead Arranger and a Managing Agent, PNC Bank, National Association and First Union National Bank, as Documentation Agents and Managing Agents, and Bank of America, N.A., The Bank of New York and Firstar Bank, N.A., as Other Managing Agents (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

FORM 10-K	Page 45

Exhibit No.	Document

10(e)(i)	First Amendment to Credit Agreement dated as of October 30, 2001 by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), and National City Bank, as Administrative Agent (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001, and incorporated herein by reference).

10(e)(ii)*	Second Amendment to Credit Agreement dated as of February 25, 2002 by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent.

10(e)(iii)*	Security Agreement dated as of February 25, 2002 given by Big Lots Stores, Inc., an Ohio corporation, and the other Debtors (as defined), in favor of National City Bank, as agent for the Banks (as defined).

10(f)	Employment Agreement with Michael J. Potter (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).

10(g)	Employment Agreement with Albert J. Bell (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).

10(h)	Employment Agreement with William G. Kelley (Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).

10(i)	Employment Agreement with William G. Kelley (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998, and incorporated herein by reference).

10(j)	Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference).

10(k)	Big Lots, Inc. Savings Plan and Trust (formerly Consolidated Stores Corporation Savings Plan and Trust), as amended and restated (Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference).

10(l)*	The 1998 Big Lots, Inc. Key Associate Annual Incentive Compensation Plan, as amended.

10(m)	Form of Executive Severance Agreement of the Company (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10(n)	Form of Senior Executive Severance Agreement of the Company (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

FORM 10-K	Page 46

Exhibit No.	Document

10(o)	Big Lots Executive Benefits Plan (formerly Consolidated Stores Executive Benefits Plan)(Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990 and incorporated herein by reference).

10(p)	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 and incorporated herein by reference).

10(q)	Big Lots, Inc. Executive Stock Option and Stock Appreciation Rights Plan (Exhibit 10 to the company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(r)	Note Purchase Agreement dated as of May 1, 2001 by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), Big Lots, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, a Delaware corporation), and each of the Purchasers (as defined)( Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference).

10(r)(i)*	First Amendment to Note Purchase Agreement dated as of February 25, 2002 by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), Big Lots, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, a Delaware corporation), and each of the Purchasers (as defined).

10(r)(ii)*	Security Agreement dated as of February 25, 2002 given by Big Lots Stores, Inc., an Ohio corporation, and the other Debtors (as defined), in favor of the Holders (as defined).

21*	List of subsidiaries of the Company.

23*	Consent of Deloitte & Touche LLP.

24	Power of Attorney for William G. Kelley, Michael L. Glazer and Michael J. Potter (Exhibit 24 included in Part II of the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.1	Power of Attorney for David T. Kollat (Exhibit 24.1 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.2	Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.3	Power of Attorney for William A. Wickham (Exhibit 24.5 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.4	Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.5	Power of Attorney for W. Eric Carlborg (Exhibit 24.6 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference).

FORM 10-K	Page 47

Exhibit No.	Document

24.6	Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference).

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

FORM 10-K	Page 48

BIG LOTS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expense	Accounts	Deductions	Period

Fiscal year ended February 2, 2002 - Inventory valuation allowance (a)	$1,659	224		211	$1,672
Fiscal year ended February 3, 2001 - Inventory valuation allowance (a)	$3,946	10,511		12,798	$1,659
Fiscal year ended January 29, 2000 - Inventory valuation allowance (a)	$2,198	6,091		4,343	$3,946

(a)	Consists primarily of reserve for markdowns of aged goods and similar inventory reserves.

FORM 10-K	Page 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

BIG LOTS, INC.

Date: May 2, 2002	By: /s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 2, 2002	By: /s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President

Date: May 2, 2002	By: /s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer

Date: May 2, 2002

Sheldon M. Berman W. Eric Carlborg Michael L. Glazer Directors	David T. Kollat Brenda J. Lauderback Directors	Michael J. Potter Dennis B. Tishkoff William A. Wickham Directors

Albert J. Bell, by signing his name hereto, does hereby sign this Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

By: /s/ Albert J. Bell	By: /s/ Albert J. Bell

Albert J. Bell Vice Chairman of the Board and Chief Administrative Officer	Albert J. Bell Attorney-in-Fact

Dated: May 2, 2002

FORM 10-K	Page 50