Form 10-Q
period 2002-05-04
BIG LOTS INC
filed 2002-06-14
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to ______________

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

Yes [ X ] No [     ]

The number of Common Shares, $.01 par value, outstanding as of June 11, 2002 was 115,968,447 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended May 4, 2002

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended

	May 4,	May 5,
	2002	2001

Net sales	$904,141	$773,621
Costs and expenses:
Cost of sales	525,639	459,703
Selling and administrative expenses	353,493	309,829
Interest expense	4,833	3,596

	883,965	773,128

Income before income taxes	20,176	493
Income tax expense	7,969	195

Net income	$12,207	$298

Income per common share — basic	$0.11	$0.00

Income per common share — diluted	$0.11	$0.00

Weighted average common shares outstanding:
Basic	115,175	112,823
Dilutive effect of stock options	363	415

Diluted	115,538	113,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 4,	February 2,
ASSETS	2002(a)	2002

Current assets:
Cash and cash equivalents	$80,898	$28,822
Inventories	725,382	705,293
Deferred income taxes	148,384	207,358
Refundable income taxes	68,882	9,308
Other current assets	61,884	43,293

Total current assets	1,085,430	994,074

Property and equipment — net	512,807	515,023
Other assets	26,987	24,112

	$1,625,224	$1,533,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$261,394	$205,522
Accrued liabilities	124,563	116,352

Total current liabilities	385,957	321,874

Long-term obligations	204,000	204,000
Deferred income taxes and other liabilities	76,773	79,802
Commitments and contingencies
Shareholders’ equity:
Common stock — authorized 290,000 shares, $.01 par value; issued 115,948 shares and 114,398 shares, respectively	1,159	1,144
Additional paid-in capital	454,709	435,970
Retained earnings	502,626	490,419

Total shareholders’ equity	958,494	927,533

	$1,625,224	$1,533,209

(a) Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Thirteen Weeks Ended

	May 4,	May 5,
	2002	2001

Operating activities:
Net income	$12,207	$298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,781	15,710
Deferred income taxes	56,034	11,708
Other	2,643	7,089
Change in assets and liabilities	(35,170)	(60,907)

Net cash provided by (used in) operating activities	54,495	(26,102)

Investing activities:
Capital expenditures	(17,017)	(29,577)
Other	1,552	81

Net cash used in investing activities	(15,465)	(29,496)

Financing activities:
Proceeds from (payments for) credit arrangements	(90)	53,219
Proceeds from exercise of stock options	13,136	5,513

Net cash provided by financing activities	13,046	58,732

Increase in cash and cash equivalents	52,076	3,134
Cash and cash equivalents:
Beginning of period	28,822	30,661

End of period	$80,898	$33,795

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$4,772
Cash paid for income taxes	$23,187	$301

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The condensed consolidated balance sheet at May 4, 2002, and the condensed consolidated statements of operations and statements of cash flows for the thirteen week periods ended May 4, 2002, and May 5, 2001, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002. Interim results are not necessarily indicative of results for a full year.

Note 2 — Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of purchased goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This Statement was adopted in fiscal year 2002. Currently, this Statement does not materially impact the Company’s financial statements.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity’s initial adoption of the Statement. This Statement was adopted in fiscal year 2002. Currently, this Statement does not materially impact the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, results of operations, or cash flows.

Note 3 — Debt

On May 8, 2001, the Company entered into a $512.5 million senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s $500 million senior unsecured Revolving Credit Facility (“Prior Revolver”) that was due to expire on May 6, 2002.

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes currently carry a weighted-average yield of 8.21 percent and rank pari passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

Both the Revolving Credit and Senior Note Agreements contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended (“Second Amendment”) to revise the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

The Second Amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was amended a third time to increase the applicable borrowing base.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million three-year revolving credit facility, combined with the existing cash balances and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

Note 4 — Contingencies and Litigation

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

The Company is self-insured for certain losses relating to general liability, workers compensation, and employee medical benefit claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Note 5 — Subsequent Event

In two payments received on May 31, 2002 and June 5, 2002, the Company received $61.5 million in federal income tax refunds related to the newly expanded federal net operating loss carryback period provisions of the Job Creation and Worker Assistance Act of 2002. The Company had recorded refundable income taxes of $59.7 million related to this matter in the quarter ended May 4, 2002.

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

Recent Announcements

On May 16, 2001, the Company announced that it had changed its company name to Big Lots, Inc., and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Shareholder’s Meeting on May 15, 2001. In connection with this change, all stores under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save are being converted to Big Lots over a two-year period. Through May 4, 2002, 267 stores had been successfully converted, 243 represented name change conversions and 24 represented remodeling of existing Big Lots stores. As of the end of the first quarter of 2002, 1,220 of the Company’s 1,349 stores were under the Big Lots name. The Company expects that the remaining stores will be converted to the Big Lots name during the remainder of 2002.

In connection with this process, the Company has made certain improvements to the converted sites. The improvements made vary by location and include, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offers numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

Overview

The Company is the nation’s largest broadline closeout retailer. At May 4, 2002, the Company operated a total of 1,349 stores in 45 states, operating as BIG LOTS, BIG LOTS FURNITURE, PIC ‘N’ SAVE, and MAC FRUGAL’S BARGAINS•CLOSEOUTS. The Company’s goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.

Wholesale operations are currently conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online shopping at biglotswholesale.com.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth quarter, the Company purchases substantial amounts of inventory during the second and third quarters and hires a significant number of temporary employees to increase store staffing during the fourth quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its seasonal credit lines in the first three quarters and has substantially repaid the borrowings during the fourth quarter. As of May 4, 2002, the Company remains undrawn on its Revolving Credit Agreement and has $54.8 million of cash invested.

The following table compares components of the statements of operations of Big Lots, Inc., as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks ended

	May 4, 2002	May 5, 2001

Net sales	100.0%	100.0%

Gross profit	41.9	40.6
Selling and administrative expenses	39.1	40.0

Operating profit	2.8	0.6
Interest expense	0.5	0.5

Income from operations before income taxes	2.3	0.1
Income tax expense	0.9	0.1

Net income	1.4%	0.0%

Number of closeout stores in operation at end of period	1,349	1,306

Results of Operations

Net Sales
Net sales increased $130.5 million, or 16.9%, to $904.1 million for the thirteen week period ended May 4, 2002, from $773.6 million in the same period of 2001. This sales increase for the quarter was attributable to a comparable store sales increase of 11.7% and the opening of 82 new stores offset in part by the closing of 39 stores.

The comparable store sales (sales for all stores open at least two years at the beginning of fiscal 2002) increase for the first quarter of 2002 is driven by the increase in both the value of the average customer basket of 6.6% and the number of customer transactions of 5.1%. The Company believes the strategic repositioning initiated last year continues to be the primary driver for these improved customer traffic trends.

Gross Profit
Gross profit increased $64.6 million in the first quarter of 2002 to $378.5 million from $313.9 million in the first quarter of 2001. Gross profit as a percent of net sales increased to 41.9% in the first quarter of 2002 compared to 40.6% in the first quarter of the prior year.

Overall, margins benefited from an improving markup and a lower markdown rate, with the lower markdown rate driven primarily by strong comparable store sales. Although the markdown rate decreased as a percentage of sales, markdowns were taken timely throughout the first quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $43.7 million in the first quarter of 2002 to $353.5 million from $309.8 million in the first quarter of 2001. As a percent of net sales, selling and administrative expenses decreased to 39.1% from 40.0% in the prior year first quarter.

The rate improvement over last year is primarily due to accelerating comparable sales on a largely fixed expense base. The increase of selling and administrative dollars over last year was primarily driven by payroll, insurance expense, and investment in strategic repositioning initiatives. The increase in payroll expense is directly related to the increase in sales in the first quarter of 2002. The insurance expense increase is due to the new methodology implemented during the fourth quarter of 2001, along with an upward trend in claims.

Interest Expense
Interest expense was $4.8 million in the first quarter of 2002 compared to $3.6 million in the first quarter of 2001. The 2002 interest primarily relates to the Senior Notes and the amortization of financing fees. The increase of interest expense over 2001 is primarily due to 2001 expense being favorably impacted by the capitalization of $1.1 million of interest related to the Tremont, PA distribution center. Additionally, the $204.0 million of Senior Notes, which carry a higher interest rate than the variable-priced bank facility, were not in place until the second quarter of 2001. The reduction in average borrowings (approximately 54%) versus prior year essentially offsets the impact of the higher interest rate on the Senior Notes.

Income Taxes
The effective tax rate of the Company is currently at 39.5%. This remains unchanged from the prior year effective tax rate.

Capital Resources and Liquidity
On May 8, 2001, the Company entered into a $512.5 million senior unsecured revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s $500 million senior unsecured Revolving Credit Facility (“Prior Revolver”) that was due to expire on May 6, 2002.

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. The Senior Notes currently carry a weighted-average yield of 8.21 percent and rank pari passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

Both the Revolving Credit and Senior Note Agreements contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended (“Second Amendment”) to revise the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

The Second Amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was amended a third time to increase the applicable borrowing base.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million three-year revolving credit facility, combined with the existing cash balances and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at May 4, 2002, was $699.5 million and for the thirteen weeks then ended net cash provided by operations was $54.5 million. The Company had no direct borrowings under the Revolving Credit Agreement at May 4, 2002. At such date, the Company was contingently liable for outstanding letters of credit totaling $23.0 million, and had $54.8 million of invested funds.

In two payments received on May 31, 2002 and June 5, 2002, the Company received $61.5 million in federal income tax refunds related to the newly expanded federal net operating loss carryback period provisions of the Job Creation and Worker Assistance Act of 2002. The company had recorded refundable income taxes of $59.7 million related to this matter in the quarter ended May 4, 2002.

Capital expenditures were $17.0 million in the first quarter of 2002, a decrease of $12.6 million from the first quarter 2001. Capital expenditures in 2002 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings. Capital expenditures in 2001 were primarily driven by new store openings and additional distribution center capacity. Capital expenditures requirements in 2002 are anticipated to be approximately $100.0 million, primarily to convert remaining stores to the Big Lots name, to invest in new stores and store expansions, as well as to continue construction of a new distribution facility in Durant, Oklahoma.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement.

The Company’s accounting policies are more fully described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002. The Company has certain critical accounting policies and accounting estimates which are described below.

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

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies and accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result. See the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart®, KMart®, and Target®), dollar stores, deep discount drugstore chains, and other value-oriented specialty retailers. Certain of the Company’s competitors have greater financial, distribution, marketing, and other resources than the Company.

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

The Company continues to believe that it has, or if necessary has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position, or results of operations of the Company.

Part II-Other Information

Item 1. LEGAL PROCEEDINGS. Not applicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

Item 5. OTHER INFORMATION. Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Exhibit No.	Document

	10(a)	Third Amendment to Credit Agreement dated as of April 30, 2002 by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent.

(b)	Reports on Form 8-K. None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC. (Registrant)

Dated: June 14, 2002	By:	/s/ Jeffrey G. Naylor

Jeffrey G. Naylor Senior Vice President and Chief Financial Officer