Form 10-Q
period 2002-08-03
BIG LOTS INC
filed 2002-09-16
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From      to

Commission File Number 1-8897

BIG LOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio	43228-5311
(Address of principal executive office)	(Zip Code)

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

Yes [X] No [  ]

The number of Common Shares, $.01 par value, outstanding as of September 11, 2002 was 116,116,847 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 3, 2002

INDEX

Part I-Financial Information				Page

	Item 1.	Financial Statements

		a)	Condensed Consolidated Statements of Operations for the Thirteen Week and Twenty-Six Week Periods Ended August 3, 2002 (Unaudited) and August 4, 2001 (Unaudited)	3

		b)	Condensed Consolidated Balance Sheets as of August 3, 2002 (Unaudited) and February 2, 2002	4

		c)	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended August 3, 2002 (Unaudited) and August 4, 2001 (Unaudited)	5

		d)	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.		Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.		Controls and Procedures	17

Part II-Other Information

	Item 1.		Legal Proceedings	17

	Item 2.		Changes in Securities and Use of Proceeds	17

	Item 3.		Defaults Upon Senior Securities	17

	Item 4.		Submission of Matters to a Vote of Security Holders	17

	Item 5.		Other Information	17

	Item 6.		Exhibits and Reports on Form 8-K	18

Signature				19

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended		Twenty-Six weeks ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net sales	$879,255	$748,380	$1,783,396	$1,522,001
Costs and expenses:
Cost of sales	510,993	448,453	1,036,632	908,156
Selling and administrative expenses	358,054	312,770	711,547	622,599
Interest expense	4,889	4,842	9,722	8,438

	873,936	766,065	1,757,901	1,539,193

Income (loss) before income taxes	5,319	(17,685)	25,495	(17,192)
Income tax expense (benefit)	2,101	(6,986)	10,070	(6,791)

Net income (loss)	$3,218	$(10,699)	$15,425	$(10,401)

Income (loss) per common share — basic	$0.03	$(0.09)	$0.13	$(0.09)

Income (loss) per common share — diluted	$0.03	$(0.09)	$0.13	$(0.09)

Weighted average common shares outstanding:
Basic	116,019	113,594	115,597	113,209
Dilutive effect of stock options	1,447		884

Diluted	117,466	113,594	116,481	113,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 3,	February 2,
ASSETS	2002(a)	2002

Current assets:
Cash and cash equivalents	$34,466	$28,822
Inventories	804,370	705,293
Deferred income taxes	183,665	207,358
Refundable income taxes	9,168	9,308
Other current assets	51,016	43,293

Total current assets	1,082,685	994,074

Property and equipment – net	520,091	515,023
Other assets	26,214	24,112

	$1,628,990	$1,533,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,754	$205,522
Accrued liabilities	138,002	116,352

Total current liabilities	384,756	321,874

Long-term obligations	204,000	204,000
Deferred income taxes and other liabilities	76,049	79,802
Commitments and contingencies
Shareholders’ equity:
Common stock – authorized 290,000 shares, $.01 par value; issued 116,103 shares and 114,398 shares, respectively	1,161	1,144
Additional paid-in capital	457,180	435,970
Retained earnings	505,844	490,419

Total shareholders’ equity	964,185	927,533

	$1,628,990	$1,533,209

(a) Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended

	August 3,	August 4,
	2002	2001

Operating activities:
Net income (loss)	$15,425	$(10,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,901	32,643
Deferred income taxes	20,120	3,486
Loss on sale of equipment	464	460
Other	3,131	4,199
Change in assets and liabilities	(44,777)	(86,097)

Net cash provided by (used in) operating activities	34,264	(55,710)

Investing activities:
Capital expenditures	(47,258)	(61,603)
Proceeds from sale of equipment	1,832	107
Other	1,464	(68)

Net cash used in investing activities	(43,962)	(61,564)

Financing activities:
Payments for credit arrangements		(89,300)
Proceeds from long term debt arrangements		204,000
Proceeds from exercise of stock options	15,342	8,726
Proceeds from treasury rate lock		1,519

Net cash provided by financing activities	15,342	124,945

Increase in cash and cash equivalents	5,644	7,671
Cash and cash equivalents:
Beginning of period	28,822	30,661

End of period	$34,466	$38,332

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,322	$5,547
Cash paid for income taxes	$34,141	$676

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company manages its business on the basis of one segment, broadline closeout retailing. As of August 3, 2002 and August 4, 2001 all of the Company’s operations were located within the United States. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The condensed consolidated balance sheet at August 3, 2002, and the condensed consolidated statements of operations and statements of cash flows for the thirteen and twenty-six week periods ended August 3, 2002, and August 4, 2001, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

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

Note 2 — Summary of Significant Accounting Policies

Merchandise inventory

Merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to properly record inventory at the lower of cost or market, and these assumptions are based on historical experience and current information. The Company’s assumptions include significant judgments and estimates made by management including merchandise markup, markdowns, shrinkage, and the aging of inventories, each of which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, co-operative advertising allowances, buydown agreements, or other forms of rebates that would materially reduce its cost of sales.

Long-lived assets

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related long-lived asset, and the anticipated undiscounted future net cash flows from the related asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

Insurance reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined based on actuarially based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

Income taxes

The Company has generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized. The Company records liabilities relating to income taxes utilizing known obligations and estimates of potential obligations.

Pension liabilities

Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Such assumptions include the discount rate, rate of increase in compensation levels, and the expected long-term rate of return on the related assets.

Legal obligations

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgement on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will disclose the nature of the loss contingency and the range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

Cost of sales

Cost of sales includes the cost of merchandise (including related inbound freight), markdowns and inventory shortage, as well as cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and administrative expenses

The Company includes store expenses (such as payroll and occupancy costs), warehousing and distribution costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

Other comprehensive income

The Company’s comprehensive income is equal to net income, as there are no items that qualify as components of other comprehensive income.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At August 3, 2002, the Company held no available-for-sale equity securities.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 — Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of purchased goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. This Statement was adopted in fiscal year 2002. Currently, this Statement does not materially impact the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this pronouncement will have a material impact on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity’s initial adoption of the Statement. This Statement was adopted in fiscal year 2002. Currently, this Statement does not materially impact the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan period. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations, or cash flows.

Note 4 — Debt

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

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. Principal maturities of long-term debt for the current and next five fiscal years are as follows:

2002	—
2003	—
2004	—
2005	$174 million
2006	$ 15 million
2007	$ 15 million

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

The Second Amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million three-year revolving credit facility, combined with the existing cash balances and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the statement of operations.

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

Recent Announcements

In relation with the Company’s name change to Big Lots, Inc. (BLI), 434 stores under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save are being converted to Big Lots over a sixteen month period. Through August 3, 2002, 375 stores had been successfully converted. As of the end of the second quarter of 2002, 1,298 of the Company’s 1,357 stores were under the Big Lots name. The remaining 59 stores were converted during the month of August 2002.

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

On September 16, 2002 the Company filed its certification statements with the Security and Exchange Commission in accordance with its fiscal reporting calendar.

Overview

The Company is the nation’s largest broadline closeout retailer. At August 3, 2002, the Company operated a total of 1,357 stores in 45 states, operating as BIG LOTS, BIG LOTS FURNITURE, and PIC ‘N’ SAVE. The Company’s goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.

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

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its seasonal credit lines in the first three quarters and has substantially repaid the borrowings during the fourth quarter. During the year-to-date period ended August 3, 2002, the Company has not yet drawn on its Revolving Credit Agreement and remained undrawn at August 3, 2002 with $10.5 million of cash invested.

The following table compares components of the statements of operations of the Company as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks		Twenty-Six weeks
	ended		ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	41.9	40.1	41.9	40.3
Selling and administrative expenses	40.7	41.8	39.9	40.9

Operating profit (loss)	1.2	(1.7)	2.0	(0.6)
Interest expense	0.6	0.6	0.5	0.6

Income (loss) from operations before income taxes	0.6	(2.4)	1.4	(1.1)
Income tax expense (benefit)	0.2	(0.9)	0.6	(0.4)

Net income (loss)	0.4%	(1.4)%	0.9%	(0.7)%

Number of stores in operation at end of period	1,357	1,322	1,357	1,322

Results of Operations

Net Sales
Net sales increased to $879.3 million for the thirteen week period ended August 3, 2002, from $748.4 million for the thirteen week period ended August 4, 2001, an increase of $130.9 million, or 17.5%. This increase resulted primarily from comparable stores sales increase of 12.4%, with the remaining 5.1% growth driven primarily by an increase in the number of new stores during the year (net of store closings). The Company attributes its second quarter comparable store sales increase of 12.4% to an increase in the number of customer transactions of 6.5% and an increase in the dollar value of the average transaction of 5.9%.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

Net sales increased to $1,783.4 million for the twenty-six week period ended August 3, 2002 from $1,522.0 million for the same period of 2001, an increase of $261.4 million, or 17.2%. This increase resulted primarily from comparable stores sales increase of 12.0%, with the remaining 5.2% growth driven primarily by an increase in the number of new stores during the year (net of store closings). The Company attributes its year-to-date comparable store sales increase of 12.0% to an increase in the number of customer transactions of 5.7% and an increase in the dollar value of the average transaction of 6.3%.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for the thirteen and twenty-six week periods ended, August 3, 2002, may have resulted from several factors such as more reliable in-stock levels on consumables products, more productive advertising circulars, increased television advertising spending, the successful re-grand opening of 375 name change conversion stores, and the introduction of furniture departments in 131 stores. In terms of product categories, sales growth was driven primarily by increases in consumables, furniture, hardlines, home décor, and domestics.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable year-to-date store sales for all reportable periods as well as growth in customer transactions and in the value of the average transaction:

	Twenty-Six weeks ended

	August 3, 2002	August 4, 2001

Comparable Store Sales	12.0%	1.7%
Customer Transactions	5.7%	(.4%)
Value of the Average Transaction	6.3%	2.1%

Gross Profit
Gross profit increased $68.4 million in the second quarter of 2002 to $368.3 million from $299.9 million in the second quarter of 2001. Gross profit as a percent of net sales increased to 41.9% in the second quarter of 2002 compared to 40.1% in the second quarter of the prior year. Gross profit increased $133.0 million in the first half of 2002 to $746.8 million from $613.8 million in the first half of 2001. Gross profit as a percent of net sales increased to 41.9% in the first half of 2002 compared to 40.3% in the first half of the prior year. The gross profit rate increase for both the thirteen and twenty-six week periods is primarily due to better than expected sales in higher markup categories such as domestics and home décor.

Selling and Administrative Expenses
Selling and administrative expenses increased $45.3 million in the second quarter of 2002 to $358.1 million from $312.8 million in the second quarter of 2001. As a percent of net sales, selling and administrative expenses decreased to 40.7% from 41.8% in the prior year second quarter.

Selling and administrative expenses increased $88.9 million in the first half of 2002 to $711.5 million from $622.6 million in the first half of 2001. As a percent of net sales, selling and administrative expenses decreased to 39.9% from 40.9% in the prior year twenty-six week period.

The rate improvement over last year for both the quarter and year-to-date is primarily due to accelerating comparable sales on a largely fixed expense base. The increase in selling and administrative spending year-to-date was driven by an increase in the number of stores, additional variable costs associated with the higher levels of sales (primarily store payroll, incentive compensation, distribution and transportation costs), investment in strategic repositioning initiatives, and insurance expense.

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements), decreased 30 basis points as a percentage of sales for the second quarter as compared to 2001. For the twenty-six week period, warehousing and distribution costs decreased 40 basis points as a percentage of sales compared to the prior year twenty-six week period. The reduction in warehousing and distribution costs as a percentage of sales for the thirteen and twenty-six week periods is primarily due to productivity improvements and the leveraging of costs over a higher sales base.

Interest Expense
Interest expense, including the amortization of debt issuance costs, was $4.9 million in the second quarter of 2002 compared to $4.8 million in the second quarter of 2001, and was $9.7 million for the twenty-six week periods ended August 3, 2002 compared to $8.4 million for the same period of 2001. As a percentage of sales, interest expense remains relatively flat for the year. The 2002 interest primarily relates to the Senior Notes and the amortization of debt issuance costs. The increase in year-to-date interest expense over 2001 is primarily due to 2001 expense being favorably impacted by the capitalization of $2.4 million of interest related to the Tremont, Pennsylvania distribution center. Additionally, the $204.0 million of Senior Notes, which carry a higher interest rate than the variable-priced bank facility, were not in place until the second quarter of 2001. These increases were partially offset by lower levels of borrowings on the Company’s Revolving Credit facility.

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

Also on May 8, 2001, the Company completed a $204 million private placement of unsecured senior notes (“Senior Notes”) with maturities ranging from four to six years. Principal maturities of long-term debt for the current and next five fiscal years are as follows:

2002	—
2003	—
2004	—
2005	$174 million
2006	$ 15 million
2007	$ 15 million

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

The Second Amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million three-year revolving credit facility, combined with the existing cash balances and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance cost is included in interest expense in the statement of operations.

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at August 3, 2002, was $697.9 million and for the twenty-six weeks then ended net cash provided by operations was $34.3 million. The Company had no direct borrowings under the Revolving Credit Agreement at August 3, 2002. At such date, the

Company was contingently liable for outstanding letters of credit totaling $37.1 million, and had $10.5 million of invested funds.

In two payments received on May 31, 2002 and June 5, 2002, the Company received $61.5 million in federal income tax refunds related to the newly expanded federal net operating loss carryback period provisions of the Job Creation and Worker Assistance Act of 2002. The company had recorded refundable income taxes of $59.7 million related to this matter in the quarter ended May 4, 2002.

Capital expenditures were $30.2 million for the thirteen week period ending August 3, 2002, a decrease of $1.8 million from the same period of 2001. Capital expenditures were $47.3 million for the twenty-six week period ending August 3, 2002, a decrease of $14.3 million from the same period of 2001. Capital expenditures in 2002 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings. Capital expenditures in 2001 were primarily driven by new store openings and additional distribution center capacity. Capital expenditures requirements in 2002 are anticipated to be approximately $100.0 million, primarily to convert remaining stores to the Big Lots name, to invest in new stores and store expansions, and to continue construction of a new distribution facility in Durant, Oklahoma.

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

The Company’s accounting policies are more fully described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The Company has certain critical accounting policies and accounting estimates, which are described below.

Merchandise inventory. Merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to properly record inventory at the lower of cost or market, and these assumptions are based on historical experience and current information. The Company’s assumptions include significant judgments and estimates made by management including merchandise markup, markdowns, shrinkage, and the aging of inventories, each of which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, co-operative advertising allowances, buydown agreements, or other forms of rebates that would materially reduce its cost of sales.

Long-lived assets. The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related long-lived asset, and the anticipated undiscounted future net cash flows from the related asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

Insurance reserves. The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined based on actuarially based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

Income taxes. The Company has generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized. The Company records liabilities relating to income taxes utilizing known obligations and estimates of potential obligations.

Pension liabilities. Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Such assumptions include the discount rate, rate of increase in compensation levels, and the expected long-term rate of return on the related assets.

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgement on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will disclose the nature of the loss contingency and the range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited Consolidated Financial Statements and Notes thereto for the fiscal year ended February 2, 2002, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

Item 4. CONTROLS AND PROCEDURES. Not applicable.

Part II-Other Information

Item 1. LEGAL PROCEEDINGS. Not applicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on May 21, 2002. At March 25, 2002, the record date, the Company had outstanding 114,169,193 common shares, $.01 par value per share. The number of common shares of the Company represented in person or by proxy and eligible to vote was 108,159,621. For more information on the following proposals voted upon by the shareholders, see the Company’s proxy statement dated April 12, 2002, the relevant portions of which are incorporated herein by reference.

     (1)  The shareholders elected each of the nine nominees to the Board of Directors.

Director	For	Withheld

Albert J. Bell	106,850,037	1,309,584
Sheldon M. Berman	105,914,728	2,244,893
W. Eric Carlborg	105,854,911	2,304,710
Michael L. Glazer	106,897,154	1,262,467
David T. Kollat	105,855,878	2,303,743
Brenda J. Lauderback	105,904,046	2,255,575
Michael J. Potter	106,852,405	1,307,216
Dennis B. Tishkoff	106,839,176	1,320,445
William A. Wickham	105,929,129	2,230,492

     (2)  The shareholders ratified the appointment of Deloitte & Touche LLP as independent public accountants of the Company.

For:	103,054,398
Against:	4,746,876
Withheld (including Broker No Vote):	358,347

     (3)  The shareholders approved the proposal to transact such other business as may properly come before the Annual Meeting of Shareholders.

For:	61,970,717
Against:	28,325,047
Withheld (including Broker No Vote):	17,863,857

Item 5. OTHER INFORMATION. Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits.

Exhibit No.	Document

10(a)	Employment Agreement with Kent A. W. Larsson dated July 29, 2002.

10(b)	Employment Agreement with Donald A. Mierzwa dated July 29, 2002.

10(c)	Employment Agreement with Brad A. Waite dated July 29, 2002.

10(d)	First Amendment to Big Lots, Inc. Amended and Restated Directors Stock Option Plan (filed as Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

99(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K. None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC. (Registrant)

Dated: September 16, 2002	By: /s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer

Certification

I, Michael J. Potter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big Lots, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 16, 2002	By: /s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President

I, Jeffrey G. Naylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big Lots, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 16, 2002	By: /s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer