Form 10-Q
period 2002-11-02
BIG LOTS INC
filed 2002-12-16
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission File Number 1-8897

BIG LOTS, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	06-1119097 (I.R.S. Employer Identification No.)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio (Address of principal executive office)	43228-5311 (Zip Code)

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

Yes [X] No [  ]

The number of Common Shares, $.01 par value, outstanding as of December 11, 2002 was 116,146,151 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended November 2, 2002

INDEX

		Page

Part I-Financial Information
Item 1.	Financial Statements
	a) Condensed Consolidated Statements of Operations for the Thirteen Week and Thirty-Nine Week Periods Ended November 2, 2002 (Unaudited) and November 3, 2001 (Unaudited)	3
	b) Condensed Consolidated Balance Sheets as of November 2, 2002 (Unaudited) and February 2, 2002	4
	c) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended November 2, 2002 (Unaudited) and November 3, 2001 (Unaudited)	5
	d) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17
Part II-Other Information
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signature		18

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended		Thirty-Nine weeks ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Net sales	$868,163	$773,106	$2,651,559	$2,295,107
Costs and expenses:
Cost of sales	501,919	456,465	1,538,551	1,364,621
Selling and administrative expenses	369,160	336,617	1,080,707	959,216
Interest expense	5,474	7,072	15,196	15,510

	876,553	800,154	2,634,454	2,339,347

Income (loss) before income taxes	(8,390)	(27,048)	17,105	(44,240)
Income tax expense (benefit)	(3,314)	(10,684)	6,756	(17,475)

Net income (loss)	$(5,076)	$(16,364)	$10,349	$(26,765)

Income (loss) per common share — basic	$(0.04)	$(0.14)	$0.09	$(0.24)

Income (loss) per common share — diluted	$(0.04)	$(0.14)	$0.09	$(0.24)

Weighted average common shares outstanding:
Basic	116,120	113,885	115,771	113,434
Dilutive effect of stock options			1,025

Diluted	116,120	113,885	116,796	113,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 2,	February 2,
	2002(a)	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,749	$28,822
Inventories	944,764	705,293
Deferred income taxes	153,555	207,358
Refundable income taxes		9,308
Other current assets	65,101	43,293

Total current assets	1,185,169	994,074

Property and equipment - net	519,156	515,023
Other assets	25,019	24,112

	$1,729,344	$1,533,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282,353	$205,522
Accrued liabilities and income taxes	142,665	116,352

Total current liabilities	425,018	321,874

Long-term obligations	293,400	204,000
Deferred income taxes and other liabilities	51,228	79,802
Commitments and contingencies
Shareholders’ equity:
Common stock - authorized 290,000 shares, $.01 par value; issued 116,144 shares and 114,398 shares, respectively	1,161	1,144
Additional paid-in capital	457,769	435,970
Retained earnings	500,768	490,419

Total shareholders’ equity	959,698	927,533

	$1,729,344	$1,533,209

(a)	Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended

	November 2,	November 3,
	2002	2001

Operating activities:
Net income (loss)	$10,349	$(26,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,871	49,416
Deferred income taxes	25,498	(11,227)
Loss on sale of equipment	622
Other	4,089	3,461
Change in assets and liabilities	(149,828)	(91,968)

Net cash used in operating activities	(48,399)	(77,083)

Investing activities:
Capital expenditures	(67,746)	(85,925)
Proceeds from sale of equipment	2,137
Other	1,688	6,026

Net cash used in investing activities	(63,921)	(79,899)

Financing activities:
Payments for credit arrangements		(71,661)
Proceeds from long term debt arrangements	89,400	204,000
Proceeds from exercise of stock options	15,847	10,495
Proceeds from treasury rate lock		(1,138)

Net cash provided by financing activities	105,247	141,696

Decrease in cash and cash equivalents	(7,073)	(15,286)
Cash and cash equivalents:
Beginning of period	28,822	30,661

End of period	$21,749	$15,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,471	$7,798
Cash paid for income taxes (excluding refunds)	$34,741	$1,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company manages its business on the basis of one segment, broadline closeout retailing. As of November 2, 2002 and November 3, 2001 all of the Company’s operations were located within the United States. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The condensed consolidated balance sheet at November 2, 2002, and the condensed consolidated statements of operations and statements of cash flows for the thirteen and thirty-nine week periods ended November 2, 2002, and November 3, 2001, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002. Interim results are not necessarily indicative of results for a full year.

Note 2 – Summary of Significant Accounting Policies

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

Insurance reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

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

Legal obligations

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will disclose the nature of the loss contingency and the range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

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

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At November 2, 2002, the Company held no available-for-sale equity securities.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 – Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity’s initial adoption of the Statement. This Statement was adopted by the Company in fiscal year 2002. Currently, this Statement does not materially impact the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. This Statement was adopted by the Company in fiscal year 2002. The Company does not believe this pronouncement will have a material impact on its financial position, results of operations, or cash flows.

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

Note 4 – Debt

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

2002	—
2003	—
2004	—
2005	$174 million
2006	$15 million
2007	$15 million

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

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended to revise the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base.

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

Note 5 – Contingencies and Litigation

The Company and certain of its subsidiaries are named as defendants in various legal proceedings and claims, including various employment related matters, which are incidental to their ordinary course of business. Management continues to believe that meritorious defenses are available to the Company and will aggressively defend the Company in these actions. The Company is pursuing a settlement of one such employment related matter and believes the matter could be concluded during the fourth quarter of 2002. While the likelihood of a liability related to this matter during the fourth quarter of 2002 is possible, the Company does not believe that, should the matter be settled, the impact will be significant to its 2002 fourth quarter operating results. No liabilities have been recorded relating to these matters because the obligations are not viewed as probable.

The Company is self insured for certain losses relating to general liability, workers compensation and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported.

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

Recent Announcements

In relation with the Company’s name change to Big Lots, Inc., the Company completed its conversion of the final 59 Pic ‘N’ Save stores in the Los Angeles market in August. Since the Company began this initiative in March, 2001, 434 stores in total have been converted, including 380 stores previously operating under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets.

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

Overview

The Company is the nation’s largest broadline closeout retailer. At November 2, 2002, the Company operated a total of 1,371 stores in 45 states, operating as BIG LOTS and BIG LOTS FURNITURE. The Company’s goal is to build upon its leadership position by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for future growth.

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

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its seasonal credit lines in the first three quarters and has substantially repaid the borrowings during the fourth quarter. During the current fiscal year, the Company did not begin drawing on its seasonal credit lines until the third quarter and expects to have completely repaid these seasonal borrowings prior to the end of the fourth quarter.

The following table compares components of the statements of operations of the Company as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks ended		Thirty-Nine weeks ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	42.2	41.0	42.0	40.5
Selling and administrative expenses	42.5	43.5	40.8	41.8

Operating profit (loss)	(0.3)	(2.6)	1.2	(1.3)
Interest expense	0.6	0.9	0.6	0.7

Income (loss) from operations before income taxes	(1.0)	(3.5)	0.6	(1.9)
Income tax expense (benefit)	(0.4)	(1.4)	0.3	(0.8)

Net income (loss)	(0.6)%	(2.1)%	0.4%	(1.2)%

Number of stores in operation at end of period	1,371	1,332	1,371	1,332

Results of Operations

Net Sales

Net sales increased to $868.2 million for the thirteen week period ended November 2, 2002, from $773.1 million for the thirteen week period ended November 3, 2001, an increase of $95.1 million, or 12.3%. This increase resulted primarily from comparable stores sales increase of 7.1%, with the remaining 5.2% growth driven primarily by an increase in the number of new stores during the year (net of store closings). The Company attributes its third quarter comparable store sales increase of 7.1% to an increase in the dollar value of the average transaction of 4.0% and an increase in the number of customer transactions of 3.1%. The Company estimates that the higher level of conversion store activity in the third quarter of fiscal 2001 of 101 stores when compared to activity in the third quarter of fiscal 2002 of 59 stores reduced this year’s third quarter comparable store sales by approximately one percent.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

Net sales increased to $2,651.6 million for the thirty-nine week period ended November 2, 2002 from $2,295.1 million for the same period of 2001, an increase of $356.5 million, or 15.5%. This increase resulted primarily from comparable stores sales increase of 10.3%, with the remaining 5.2% growth driven primarily by an increase in the number of new stores during the year (net of store closings). The Company attributes its year-to-date comparable store sales increase of 10.3% to an increase in the dollar value of the average transaction of 5.5% and an increase in the number of customer transactions of 4.8%.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for the thirteen and thirty-nine week periods ended, November 2, 2002, may have resulted from several factors such as more reliable in-stock levels on consumables products, more productive advertising circulars, increased television advertising spending, the successful re-grand opening of 434 conversion stores since March 2001, and the introduction of furniture departments in 129 stores over the prior year. In terms of product categories, third quarter 2002 and year-to-date sales growth was broad based with positive comparable store sales increases across most major categories, and strong gains in consumables, domestics, furniture, hardlines, and home décor.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable year-to-date store sales for all reportable periods as well as growth in customer transactions and in the value of the average transaction:

	Thirty-Nine weeks ended

	November 2, 2002	November 3, 2001

Comparable Store Sales	10.3%	1.1%
Customer Transactions	4.8%	(.7%)
Value of the Average Transaction	5.5%	1.8%

Gross Profit

Gross profit increased $49.6 million in the third quarter of 2002 to $366.2 million from $316.6 million in the third quarter of 2001. Gross profit as a percent of net sales increased to 42.2% in the third quarter of 2002 compared to 41.0% in the third quarter of the prior year. Gross profit increased $182.5 million in the first three quarters of 2002 to $1,113.0 million from $930.5 million in the first three quarters of 2001. Gross profit as a percent of net sales increased to 42.0% in the first three quarters of 2002 compared to 40.5% in the same period of the prior year. The gross profit rate increase for both the thirteen and thirty-nine week periods is primarily due to opportunistic buying conditions across most merchandise categories.

Selling and Administrative Expenses

Selling and administrative expenses increased $32.6 million in the third quarter of 2002 to $369.2 million from $336.6 million in the third quarter of 2001. As a percent of net sales, selling and administrative expenses decreased to 42.5% from 43.5% in the prior year third quarter.

Year to date selling and administrative expenses increased $121.5 million in 2002 to $1,080.7 million from $959.2 million in 2001. As a percent of net sales, selling and administrative expenses decreased to 40.8% from 41.8% in the prior year thirty-nine week period.

The rate improvement over last year for both the quarter and year-to-date periods is primarily due to accelerating comparable sales on an expense base of which a large portion is fixed. The increase in selling and administrative spending year-to-date was driven by an increase in the number of stores, additional variable costs associated with the higher levels of sales (primarily store payroll, incentive compensation, distribution and transportation costs), investment in strategic repositioning initiatives, and insurance expense.

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements), decreased 76 basis points as a percentage of sales for the third quarter as compared to 2001. For the thirty-nine week period, warehousing and distribution costs decreased 66 basis points as a percentage of sales compared to the prior year thirty-nine week period. The reduction in warehousing and distribution costs as a percentage of sales for the thirteen and thirty-nine week periods is primarily due to productivity improvements and the leveraging of costs over a higher sales base.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $5.5 million in the third quarter of 2002 compared to $7.1 million in the third quarter of 2001, and was $15.2 million for the thirty-nine week period ended November 2, 2002 compared to $15.5 million for the same period of 2001. As a percentage of sales, interest expense was 6.3% in the third quarter of 2002, down from 9.1% in the third quarter of 2001. Interest expense as a percentage of sales remains relatively flat for the year compared to the same period in 2001. The 2002 interest primarily relates to the Senior Notes and the amortization of debt issuance costs. The decrease in interest expense for both the quarter and year-to-date periods over 2001 is primarily due to lower average borrowings under the

Company’s Revolving Credit Agreement. The year-to-date decrease was partially offset by 2001 expense being favorably impacted in the first and second quarters by the capitalization of $2.4 million of interest related to the Tremont, Pennsylvania distribution center. Additionally, the $204.0 million of Senior Notes, which carry a higher interest rate than the variable-priced Revolving Credit Agreement, were not in place until the second quarter of 2001.

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

2002	—
2003	—
2004	—
2005	$174 million
2006	$15 million
2007	$15 million

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

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended to revise the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base will fluctuate monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base.

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

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at November 2, 2002, was $760.2 million. Total debt as of November 2, 2002 was $293.4 million, consisting of $204.0 million in Senior Notes and $89.4 million under the Revolving Credit Agreement. In addition, $37.7 million was outstanding in letters of credit, which reside under the Revolving Credit Agreement. As a result $193.9 million was available under the Revolving Credit Agreement at November 2, 2002.

Capital expenditures were $20.5 million for the thirteen week period ended November 2, 2002, a decrease of $3.8 million from the same period of 2001. Capital expenditures were $67.7 million for the thirty-nine week period ended November 2, 2002, a decrease of $18.2 million from the same period of 2001. Capital expenditures in 2002 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings. Capital expenditures in 2001 were primarily driven by new store openings and additional distribution center capacity. Capital expenditures requirements in 2002 are anticipated to be approximately $90.0 million, primarily to convert remaining stores to the Big Lots name, to invest in new stores and store expansions, and to continue construction of a new distribution facility in Durant, Oklahoma.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

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

Insurance reserves. The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

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

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will disclose the nature of the loss contingency and the range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

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

Item 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the date of this report, and each has concluded that such disclosure controls and procedures are effective in design and operation in order to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

(b)	Changes in internal controls. As a result of the evaluation, no significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II-Other Information

Item 1. LEGAL PROCEEDINGS. Not applicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

Item 5. OTHER INFORMATION. Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit No.	Document

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated September 16, 2002, announcing that Michael J. Potter, Chief Executive Officer of the Company, and Jeffrey G. Naylor, Chief Financial Officer of the Company, had each submitted to the SEC a sworn statement under oath as required by SEC Order 4-460 dated June 27, 2002. Copies of those statements were attached to the filing.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC. (Registrant)

Dated: December 16, 2002	By:	/s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002	By:	/s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President

Certification

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002	By:	/s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer