Form 10-K
period 2003-02-01
BIG LOTS INC
filed 2003-04-17
CIK 768835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003
Commission file number 1-8897

BIG LOTS, INC.
(Exact name of registrant as specified in its charter)
An Ohio Corporation
IRS No. 06-1119097
300 Phillipi Road
P.O. Box 28512
Columbus, Ohio 43228-0512
(614) 278-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Shares $.01 par value	New York Stock Exchange

     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K. [  ]

     Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [x] No [  ]

     The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Shares of the Registrant held by non-affiliates of the Registrant was $1,782,648,313 on August 3, 2002.

     The number of shares Common Shares $.01 par value per share, outstanding as of April 14, 2003 was 116,634,818.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to security holders for its Annual Meeting of Shareholders to be held on May 20, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003
TABLE OF CONTENTS

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

The Company is the nation’s largest broadline closeout retailer. At February 1, 2003, the Company operated a total of 1,380 stores under the names BIG LOTS and BIG LOTS FURNITURE. The Company’s goal is to build upon its leadership position in broadline closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for future growth.

Wholesale operations are conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online purchasing at www.biglotswholesale.com.

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

Item 1 Business (Continued)

RETAIL OPERATIONS

The Company’s stores are known for their wide assortment of closeout merchandise. Certain core categories of merchandise are carried on a continual basis, although the specific brand-names offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition, the stores feature seasonal items for every major holiday.

A large number of stores operate profitably in relative close proximity. For example, 526 of the total 1,380 stores operate in four states: California, Ohio, Texas and Florida. Management believes that there are substantial opportunities to increase store counts in existing markets as well as to expand into new markets.

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

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution center. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the buyer’s place of business.

PURCHASING

An integral part of the Company’s business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by conventional retailers. The Company believes that it has built strong relationships with many brand-name manufacturers and has capitalized on its purchasing power in the closeout marketplace to source merchandise that provides exceptional value to customers. The Company has the ability to source and purchase significant quantities of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. The Company supplements its traditional brand-name closeout purchases with a limited amount of program buys. The Company expects its purchasing power will continue to enhance its ability to source quality closeout merchandise for all of its stores at competitive prices.

The Company has a seasoned buying team with extensive closeout purchasing experience, which the Company believes has enabled it to develop successful long-term relationships with many of the largest and most recognized consumer product manufacturers in the United States. As a result of these relationships and the Company’s experience and reputation in the closeout industry, many manufacturers offer purchase opportunities to the Company prior to attempting to dispose of their merchandise through other channels.

The Company’s merchandise is purchased from domestic and foreign suppliers that provide the Company with multiple sources for each product category. In fiscal 2002, the Company’s top ten vendors accounted for 14.8% of total purchases with no one vendor accounting for more than 3.2%.

Item 1 Business (Continued)

PURCHASING (Concluded)

The Company purchases approximately 25% of its products directly from overseas suppliers, and a material amount of its domestically purchased merchandise is also manufactured abroad. As a result, a significant portion of the Company’s merchandise supply is subject to certain risks including increased import duties and more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from the Company’s foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company’s results of operations and financial condition.

COMPETITIVE CONDITIONS

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart®, KMart® and Target®), dollar stores, deep discount drugstore chains, and other value-oriented specialty retailers. Certain of the Company’s competitors have greater financial, distribution, marketing and other resources than the Company.

The Company relies on buying opportunities from both existing and new sources, for which it competes with other retailers and wholesalers. The Company believes that its management has long-standing relationships with its suppliers and is competitively positioned to continue to seek new sources in order to maintain an adequate continuing supply of quality merchandise at attractive prices.

SEASONALITY

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores, as well as the timing of remodels, television and circular advertising, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth quarter, the Company purchases substantial amounts of inventory during the third quarter and hires a significant number of temporary employees to increase store staffing during the fourth quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company has historically drawn upon its credit facility in the first three fiscal quarters and has substantially repaid the borrowings during the fourth fiscal quarter. During fiscal 2002, the Company was drawn on its credit facility for a 111 day period from late August through early December.

ADVERTISING AND PROMOTION

The Company uses a variety of marketing approaches to promote its stores to the public. These approaches vary by market and by the time of year. The Company promotes grand openings of its stores through a variety of print, radio, and television promotions. In general, the Company utilizes only those marketing methods that it believes provide a measurable return on investment.

Item 1 Business (Continued)

ADVERTISING AND PROMOTION (Concluded)

The Company’s marketing program is designed to create an awareness of the broad range of quality, brand-name merchandise available at closeout prices, which provide customers a unique shopping experience as well as value.

The marketing program utilizes a combination of printed advertising circulars and television advertising in all markets. In fiscal 2002, the company distributed approximately 46 million multi-page circulars 26 weeks out of the year in all markets. The method of distribution included a combination of newspaper insertions and direct mail. These circulars are created by the Company and are distributed regionally in order to take advantage of market differences caused by climate or other factors. The circulars generally feature 35 to 50 products that vary each week. In fiscal 2002, the Company ran television advertising in certain markets based upon factors unique to each market, including the number of stores and the cost of local media. Multiple 30-second television spots were run per week, each of which featured highly recognizable, brand-name products. In-store promotions include periodic loudspeaker announcements featuring special bargains as well as in-store signage to emphasize the significant values offered to the customer.

In fiscal 2003, the Company expects to distribute its circulars 25 weeks of the year. This is one circular fewer than fiscal 2002 due to the shift of Memorial Day in the month of May. In March of 2003, the Company began a national television campaign covering all stores in all markets for the first time. Stores with television coverage in fiscal 2002 will remain at their historical media target rating points, while new stores and markets in fiscal 2003 will have somewhat lesser television media weight. New 30-second television commercials have been produced for fiscal 2003 to build awareness and to promote the Big Lots brand.

Historically, total advertising expense as a percent of total net sales has been approximately 2.5% to 3.0%.

On May 16, 2001, the Company changed its name to Big Lots, Inc. and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Meeting of Stockholders on May 15, 2001. In connection with the Company’s name change to Big Lots, Inc., 434 stores in total have been converted, including 380 stores previously operating under the names of Odd Lots, Mac Frugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets. As of the end of fiscal 2002, all of the Company’s 1,380 stores were under the Big Lots name. In connection with this process, the Company made certain improvements to the converted sites. The improvements made varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offers numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the change will also allow it to leverage its television advertising and other expenses.

The Company utilizes trademarks, service marks, and other intangible assets in its retail operations. This intellectual property is generally owned by an intellectual property protection subsidiary of the Company. The Company considers its intellectual property to be among its most valuable assets and where applicable, has registered, or has applications pending, with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

WAREHOUSING AND DISTRIBUTION

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company positions its distribution network to enable quick turn of time

Item 1 Business (Concluded)

WAREHOUSING AND DISTRIBUTION (Concluded)

sensitive product as well as to provide long-term warehousing capabilities for off-season buys. The majority of merchandise sold by the Company is received and processed for retail sale, as necessary, and distributed to the retail locations from Company operated warehouse and distribution centers. Data pertaining to warehouse and distribution centers is described under Item 2 Properties, Warehouse and Distribution.

ASSOCIATES

At February 1, 2003, the Company had 44,451 active associates comprised of 17,475 full-time and 26,976 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 51,894 in fiscal 2002. Approximately sixty percent of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

AVAILABLE INFORMATION

The Company makes available, free of charge through its website located at www.biglots.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The contents of the Company’s website are not part of this report.

Item 2 Properties

RETAIL OPERATIONS

The Company’s stores are located predominantly in strip shopping centers throughout the United States. Individual stores range in size from 5,073 to 65,018 square feet and average approximately 27,000 square feet. In selecting suitable new store locations, the Company generally seeks retail space between 25,000 to 35,000 square feet in size. The average cost to open a new store in a leased facility during fiscal 2002 was approximately $725,000, including inventory.

With the exception of 54 owned store sites, all stores are in leased facilities. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, utilities, insurance, and common area maintenance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical lease is for an initial term of five years with multiple five-year renewal options. The following tables set forth store location information and store, office, and warehouse lease expirations, exclusive of month-to-month leases, as of February 1, 2003.

Number of Stores Open

Alabama	33	Montana	1
Arizona	27	Nebraska	4
Arkansas	11	Nevada	9
California	187	New Hampshire	6
Colorado	16	New Jersey	6
Connecticut	6	New Mexico	11
Delaware	2	New York	36
Florida	106	North Carolina	55
Georgia	62	North Dakota	3
Idaho	4	Ohio	130
Illinois	41	Oklahoma	19
Indiana	53	Oregon	10
Iowa	9	Pennsylvania	50
Kansas	10	South Carolina	26
Kentucky	42	Tennessee	46
Louisiana	24	Texas	103
Maine	3	Utah	9
Maryland	11	Virginia	42
Massachusetts	11	Washington	16
Michigan	49	West Virginia	24
Minnesota	6	Wisconsin	16
Mississippi	14	Wyoming	2
Missouri	29
		Total stores	1,380
		Number of states	45

Item 2 Properties (Concluded)

RETAIL OPERATIONS (Concluded)

Number of
Leases
Fiscal year	Expiring

2003	183
2004	210
2005	241
2006	252
2007	211
Subsequent to 2007	242

1,339

WAREHOUSE AND DISTRIBUTION

At February 1, 2003, the Company operated warehouse and distribution locations strategically placed across the United States totaling 9,966,000 square feet. The Company’s primary warehouse and distribution centers are owned and located in Ohio, Alabama, California, and Pennsylvania. Additionally, the Company is in the process of constructing a fifth distribution center in Durant, Oklahoma. The facilities utilize advanced warehouse management technology, which enables high accuracy and efficient product processing from vendors to the retail stores. The approximate combined weekly output of the Company’s facilities is approximately 2.3 million cartons per week. Statistics for warehouse and distribution centers are presented below:

			Square Footage
	Number		(in thousands)
State	Owned	Leased	Owned	Leased

Alabama	1		1,432
California	1	1	1,423	271
Ohio	2	2	3,565	731
Oklahoma (opens early 2004)	1		1,272
Pennsylvania	1		1,272

	6	3	8,964	1,002

Total owned and leased		9		9,966

On August 23, 2001, the Company announced its decision to build a 1.3 million square foot distribution center in Durant, Oklahoma, which is expected to open in early 2004. The decision for the Durant site was based on the Company’s strategic plan for the existing store base and future growth.

As necessary, the Company leases additional temporary warehouse space throughout the year to support its warehousing requirements.

Item 3 Legal Proceedings

The Company and its subsidiaries are or may be subject to certain legal proceedings that are incidental to their ordinary course of business. Where and to the extent that the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability.

The Company has obtained preliminary approval for the settlement of an employment-related legal proceeding. The Company was fully reserved for this employment-related matter as of February 1, 2003, and the amount was not material. Following final approval, this matter will be fully settled. The Company does not believe that the finalization of this employment-related matter will significantly impact its future operating results.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

OFFICERS OF THE COMPANY

Name	Age	Offices Held	Officer Since

Michael J. Potter	41	Chairman, Chief Executive Officer and President	1991
Albert J. Bell	42	Vice Chairman and Chief Administrative Officer	1988
Kent Larsson	59	Executive Vice President, Marketing	1998
Donald A. Mierzwa	52	Executive Vice President, Store Operations	1998
Brad A. Waite	45	Executive Vice President, Human Resources and Loss Prevention	1998
Jeffrey G. Naylor	44	Senior Vice President and Chief Financial Officer	2001
Joe R. Cooper	45	Vice President Treasurer	2000
Anita C. Elliott	38	Vice President Controller	2001
Charles W. Haubiel II	37	Vice President, General Counsel and Corporate Secretary	1999

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

Kent Larsson is responsible for marketing, merchandise presentation, sales promotion and public relations. Mr. Larsson joined the Company in 1988 as Vice President of Sales Promotion and was promoted to Executive Vice President of Merchandising and Sales Promotion in 1998.

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

Jeffrey G. Naylor is responsible for the Company’s finance function. He oversees the financial planning and strategy, treasury, investor relations, financial reporting, control, and tax functions of the business. Mr. Naylor joined the Company in September 2001 as Senior Vice President and Chief Financial Officer. Prior to joining Big Lots, Mr. Naylor was Senior Vice President, Chief Financial and Administrative Officer of Dade Behring Inc. Prior to that, Mr. Naylor served as Vice President, Controller of The Limited, Inc., and Vice President-Finance of the full-line department stores division of Sears, Roebuck and Co. On August 1, 2002, as part of a pre-arranged plan to recapitalize the company, Dade Behring filed a voluntary petition for reorganization under Chapter 11 of the U.S. bankruptcy code. On October 3, 2002, 62 days later, Dade Behring exited from its pre-packaged Chapter 11 and emerged as a publicly traded company.

Joe R. Cooper is responsible for the Company’s strategic planning, investor relations, and treasury functions. He joined the Company as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he also assumed responsibility for the treasury department and was appointed Vice President Treasurer. Prior to joining the Company, Mr. Cooper held various financial and accounting positions with Bath & Body Works, KinderCare Learning Centers, The Limited, Inc., and KPMG Peat Marwick.

Anita C. Elliott is responsible for internal and external reporting, payroll, and expense controls of the business. She joined the Company as Vice President Controller in May 2001. Prior to joining the Company, Ms. Elliott served as Controller for Jitney-Jungle Stores of America, Inc. She also practiced public accounting for twelve years, a portion of which was with Ernst & Young LLP.

Charles W. Haubiel II is responsible for the Company’s legal affairs. He was promoted to Vice President, General Counsel and Corporate Secretary in July 2000. He joined the Company in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999. Prior to joining the Company, Mr. Haubiel practiced law with the law firm of Vorys, Sater, Seymour and Pease LLP.

PART II

Item 5 Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s common shares are listed on the New York Stock Exchange (NYSE) under the symbol “BLI.” The following table reflects the high and low sales price per share of common shares as quoted from the NYSE composite transactions for the fiscal period indicated.

	2002		2001

	High	Low	High	Low

First Quarter	$16.09	$10.48	$15.75	$9.75
Second Quarter	19.90	13.75	14.00	11.23
Third Quarter	19.18	11.83	12.84	7.15
Fourth Quarter	17.24	11.89	11.27	7.75

Item 5 Market for the Registrant’s Common Equity and Related Shareholder Matters (Concluded)

As of March 25, 2003, there were 1,358 registered holders of record of the Company’s common shares.

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

		Fiscal Year Ended(a)

	Feb. 1,	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,
	2003	2002	2001(b)	2000	1999

(In thousands)
Net sales	$3,868,550	$3,433,321	$3,277,088	$2,933,690	$2,550,668
Cost of sales	2,236,633	2,092,183	1,891,345	1,668,623	1,474,767

Gross profit	1,631,917	1,341,138	1,385,743	1,265,067	1,075,901
Selling and administrative expenses	1,485,265	1,368,397	1,200,277	1,095,453	918,699

Operating profit (loss)	146,652	(27,259)	185,466	169,614	157,202
Interest expense	20,111	20,202	22,947	16,447	15,795

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	126,541	(47,461)	162,519	153,167	141,407
Income tax expense (benefit)	49,984	(18,747)	64,195	60,501	55,144

Income (loss) from continuing operations before cumulative effect of accounting change	76,557	(28,714)	98,324	92,666	86,263
Discontinued operations		8,480	(478,976)	3,444	23,155
Cumulative effect of accounting change					(12,649)

Net income (loss)	$76,557	$(20,234)	$(380,652)	$96,110	$96,769

(a)	References throughout this document to fiscal 2002, fiscal 2001, and fiscal 2000 refer to the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively.

(b)	Fiscal 2000 is comprised of 53 weeks.

Item 6 Selected Financial Data (Concluded)

		Fiscal Year Ended (a)

	Feb. 1,	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,
	2003	2002	2001(b)	2000	1999

(In thousands, except per share amounts and store counts)
Income (loss) per common share-basic:
Continuing operations	$.66	$(.25)	$.88	$.84	$.79
Discontinued operations		.07	(4.30)	.03	.21
Cumulative effect of accounting change					(.11)

	$.66	$(.18)	$(3.42)	$.87	$.89

Income (loss) per common share-diluted:
Continuing operations	$.66	$(.25)	$.87	$.82	$.76
Discontinued operations		.07	(4.26)	.03	.21
Cumulative effect of accounting change					(.11)

	$.66	$(.18)	$(3.39)	$.85	$.86

Weighted-average common shares outstanding:
Basic	115,865	113,660	111,432	110,360	109,199
Diluted	116,707	113,660	112,414	112,952	112,800
Balance Sheet Data:
Total assets	$1,642,271	$1,460,793	$1,526,966	$1,862,028	$1,851,232
Working capital	658,260	557,741	717,143	472,080	546,687
Long-term obligations	204,000	204,000	268,000	50,000	285,000
Shareholders’ equity	$1,026,181	$927,533	$927,812	$1,300,062	$1,181,902
Store Data:
Gross square footage	37,882	35,528	33,595	31,896	29,015
New stores opened	87	78	83	124	137
Stores closed	42	33	23	22	34
Stores open at end of year	1,380	1,335	1,290	1,230	1,128

(a)	References throughout this document to fiscal 2002, fiscal 2001, and fiscal 2000 refer to the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively.

(b)	Fiscal 2000 is comprised of 53 weeks.

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

This report, as well as other verbal or written statements or reports made by or on the behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Act. Statements, other than those based on historical facts, which address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations, and other similar matters are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, actual events and results may materially differ from anticipated results described in such statement.

The Company’s ability to achieve such results is subject to certain risks and uncertainties, any one, or a combination, of which could materially affect the results of the Company’s operations. These factors include: sourcing and purchasing merchandise; the cost of the merchandise; economic and weather conditions which affect buying patterns of the Company’s customers; changes in consumer spending and consumer debt levels; inflation; the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies; continued availability of capital and financing; competitive pressures and pricing pressures; the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for non-compliance); interest rate fluctuations; transportation and distribution delays or interruptions, including, but not limited to, the impact of the recent management lockout of the West Coast dockworkers and any ongoing work slowdown on the economy and on the Company’s ability to receive inventory; fuel price fluctuations; interruptions in suppliers’ businesses; costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology; a deterioration in general economic conditions caused by acts of war or terrorism; delays associated with constructing, opening and operating new stores; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, in its press releases, and in other communications.

Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this report, or to update them to reflect events or circumstances occurring after the date of this report, or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this report.

Business Operations

The Company is the nation’s largest broadline closeout retailer. At February 1, 2003, the Company operated a total of 1,380 stores under the names BIG LOTS and BIG LOTS FURNITURE. The Company’s goal is to build upon its leadership position in broadline closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for future growth.

Wholesale operations are conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online purchasing at www.biglotswholesale.com.

The following table compares components of the Consolidated Statements of Operations of the Company as a percentage of net sales. Results for fiscal 2001 include the impact of a $50.4 million (after-tax) non-cash charge (see Non-Cash 2001 Fourth Quarter Charge in the Notes to the Consolidated Financial Statements).

		Fiscal Year
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%

Gross profit	42.2	39.1	42.3
Selling and administrative expenses	38.4	39.9	36.6

Operating profit (loss)	3.8	(.8)	5.7
Interest expense	.5	.6	.7

Income (loss) from continuing operations before income taxes	3.3	(1.4)	5.0
Income tax expense (benefit)	1.3	(.6)	2.0

Income (loss) from continuing operations	2.0	(.8)	3.0
Discontinued operations	–	.2	(14.6)

Net income (loss)	2.0%	(.6)%	(11.6)%

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores, as well as the timing of remodels, television and circular advertising, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth quarter, the Company purchases substantial amounts of inventory during the third quarter and hires a significant number of temporary employees to increase store staffing during the fourth quarter.

Name Change and Reincorporation

On May 16, 2001, the Company changed its name to Big Lots, Inc. and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Meeting of Shareholders on May 15, 2001. Also approved was a proposal to change the Company’s state of incorporation from Delaware to Ohio. This change was affected by merging Consolidated Stores Corporation, a Delaware corporation (“Consolidated (Delaware)”), with and into

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Company (the “Merger”). At the effective time of the Merger, the separate corporate existence of Consolidated (Delaware) ceased, and the Company succeeded to all business, properties, assets, and liabilities of Consolidated (Delaware). The shares of common stock of Consolidated (Delaware) issued and outstanding immediately prior to the effective time of the Merger were, by virtue of the Merger, converted into an equal number of shares of fully paid and non-assessable common shares of the Company.

In connection with the Company’s name change to Big Lots, Inc., 434 stores in total have been converted, including 380 stores previously operating under the names of Odd Lots, Mac Frugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets. As of the end of fiscal 2002, all of the Company’s 1,380 stores were under the Big Lots name. In connection with this process, the Company made certain improvements to the converted sites. The improvements made varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offers numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the change will also allow it to leverage future television advertising and other expenses.

On August 22, 2001, the Company announced that its Board of Directors had unanimously voted to redeem the preferred stock rights issued under the Company’s Rights Agreement, sometimes referred to as a “poison pill.” The redemption was a direct result of the Company’s redomestication into Ohio, as approved by its shareholders at the Company’s 2001 Annual Meeting of Shareholders. At the 2000 Annual Meeting of Shareholders, a non-binding shareholder proposal passed seeking the termination of the Company’s Rights Agreement. The Board of Directors believed that the statutory protections offered by the Company’s new state of incorporation provided adequate safeguards to permit the Board of Directors and the Company’s shareholders to fully and fairly evaluate any takeover offer, whether coercive or not. Accordingly, the Board of Directors found it to be in the best interest of the Company and its shareholders to redeem the preferred stock rights issued under the Rights Agreement.

Sale of Division

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The Consolidated Financial Statements and related Notes have been reclassified for all applicable periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. In connection with the sale, the Company recorded an after-tax loss of $479.0 million consisting of a $48.2 million after-tax loss from operations and a $430.8 million after-tax loss on the disposal of the KB Toy Division. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s senior unsecured revolving credit facility (“Prior Revolver”).

The buyer purchased the business in conjunction with KB Toy’s management, who were retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer’s parent. The note receivable matures on December 7, 2010, and bears interest at a rate of 8%. As of February 1, 2003, the note receivable from KB and the related common stock warrant were recorded as other long-term assets on the balance sheet. The interest is payable in annual installments paid by issuing additional notes with substantially identical terms as the original note. At the time of the sale (the fourth quarter of fiscal 2000), the Company evaluated the fair value of the note received as consideration in the transaction and recorded the note at its then fair value of $13 million. The fair value of the note was established based on several factors including fair market value determinations obtained from independent financial advisors at the time of the sale, the Company’s

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

knowledge of the underlying KB Toy business and industry, and the risks inherent in receiving no cash payments until the note matures in 2010. As of fiscal 2002, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided a full valuation reserve against such amounts as a result of its evaluation as to the recoverability of the carrying value of the notes. As of February 1, 2003, and February 2, 2002, the aggregate carrying value of these notes was $16 million.

The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer’s parent for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are being accounted for on the cost basis.

The Company has, as part of the sale agreement, retained the responsibility for certain KB insurance claims incurred through the date of closing of the sale (December 7, 2000). During the fourth quarter of 2001, the Company determined that the estimate for the related insurance reserves exceeded the expected liability. Accordingly, a portion of the insurance reserves established in connection with the sale of the KB Toy Division were adjusted and recorded as income from discontinued operations on the Company’s Consolidated Statements of Operations. This adjustment resulted in $8.5 million of after-tax income from discontinued operations in the fourth quarter of 2001.

Non-Cash 2001 Fourth Quarter Charge

In the fourth quarter of fiscal 2001, the Company recorded a non-cash charge of $50.4 million (after-tax), or $0.44 per diluted share. The charge represented: a) costs to modify the Company’s product assortment and exit certain merchandise categories ($6.1 million after-tax), b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($15.0 million after-tax), c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a detailed stock keeping unit-level (“SKU”) inventory management system ($16.7 million after-tax), and d) changes in estimates and estimating methodology related to insurance reserves ($12.6 million after-tax). These charges are included in the Company’s fiscal 2001 fourth quarter financial statements.

A critical element of the Company’s overall business strategy has been a multi-year initiative to improve its information systems, a major phase of which was completed in fiscal 2001. The new systems have given the Company the ability to track and manage inventories at the SKU level with improved visibility and data. The new systems have also provided better information on inventory balances and have given management the ability to assess profitability and financial returns down to the SKU level.

Based on an analysis of SKU-level information, the Company decided to modify its product assortment and exit certain categories of merchandise. This decision allowed the Company to expand its consumables and home categories, both of which management believes have superior financial returns. The markdowns associated with these discontinued products, all of which were taken during the fourth quarter of fiscal 2001, accounted for approximately $6.1 million (after-tax) of the charge described above. The Company believes this action will result in a more productive assortment and a greater emphasis on the everyday consumable items that help drive repeat store traffic.

The second component of the charge related to the estimated capitalized import freight costs which were incurred in connection with inbound inventories sourced from outside the United States. New information systems have improved the Company’s ability to manage merchandise flow and freight costs. These improved systems have also provided better information and tools for determining the proper amount of capitalized import freight costs to be recorded on the balance sheet. Accordingly, based on this new information, the Company has revised its estimates and methodology, resulting in a $15.0 million (after-tax) charge.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The third component of the charge pertained to inventory-related costs that had not been allocated to the cost of merchandise in the Company’s detailed inventory stock ledger and, accordingly, were not being fully allocated to cost of goods sold. The Company identified this issue in the fourth quarter of fiscal 2001 as a result of the conversion to the new SKU-based systems, resulting in a $16.7 million (after-tax) charge.

The fourth and final component of the charge related to insurance reserves. At the end of fiscal 2001, the Company analyzed its insurance reserve accounts and implemented a new methodology that provided better actuarial estimates of future claims. This new methodology, combined with an upward trend in fiscal 2001 claims, resulted in a $12.6 million (after-tax) charge to increase the Company’s insurance reserves. This charge consisted of two elements: the first related to the adjustment of reserves established in connection with the sale of the KB Toy Division, which resulted in $8.5 million (after-tax) income from discontinued operations, and the second element of the charge was $21.1 million (after-tax) to increase reserves related to continuing operations.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Net sales increased to $3,868.5 million for fiscal 2002 from $3,433.3 million for fiscal 2001, an increase of $435.2 million, or 12.7%. This increase resulted primarily from a comparable stores sales increase of 7.7%, with the remaining 5.0% growth driven primarily by sales from 87 new stores, offset in part by the closing of 42 stores. The Company attributes its comparable store sales increase of 7.7% to an increase in the dollar value of the average transaction of 4.9% and an increase in the number of customer transactions of 2.8%.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for fiscal 2002 may have resulted from several factors such as more reliable in-stock levels of consumables products, more productive advertising circulars, increased television advertising spending, the successful re-grand opening of 434 conversion stores since March 2001, and the introduction of furniture departments in 128 stores over the prior year. In terms of product categories, sales growth was broad based with positive comparable store sales increases across most major categories and strong gains in domestics, furniture, hardlines, consumables, toys, and home décor.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable store sales as well as growth in customer transactions and in the value of the average transaction:

	Fiscal Year Ended

	February 1, 2003	February 2, 2002

Comparable Store Sales	7.7%	2.0%
Customer Transactions	2.8%	.3%
Value of the Average Transaction	4.9%	1.7%

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit

Gross profit increased $290.8 million, or 21.7%, in fiscal 2002 to $1,631.9 million from $1,341.1 million in fiscal 2001. Gross profit as a percentage of net sales was 42.2% in fiscal 2002 compared to 39.1% in the previous year. Of the 310 basis point improvement in the gross profit percentage, 180 basis points were due to prior year’s results having been impacted by a non-cash fourth quarter charge of $37.8 million after-tax ($62.4 million before tax). This charge represented the cost to modify the Company’s product assortment and exit certain categories, adjustments to the estimated capitalized import freight balances, and inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a detailed SKU-level inventory management system. The remaining 130 basis points of increase in the gross profit percentage was primarily due to improvements in initial markup due to opportunistic buying conditions across most merchandise categories, partially offset by promotional markdowns taken to clear seasonal inventory such as Christmas decorative merchandise.

Selling and Administrative Expenses

Selling and administrative expenses increased $116.9 million in fiscal 2002 to $1,485.3 million from $1,368.4 million in fiscal 2001. As a percentage of net sales, selling and administrative expenses decreased to 38.4% in fiscal 2002 from 39.9% in fiscal 2001. Of the 150 basis point improvement in the selling and administrative expense rate, 110 basis points were due to prior year’s results having been impacted by a $21.1 million after-tax ($34.9 million before tax) non-cash fourth quarter charge resulting from a change in estimate relating to insurance reserves. The remaining 40 basis points of rate improvement in fiscal 2002 was primarily due to improving productivity in distribution, transportation, and store payroll, partially offset by the negative impact of increased insurance costs, as well as accelerating comparable sales on an expense base of which a large portion is fixed.

The $116.9 million increase in selling and administrative spending was primarily driven by an increase in the number of stores, additional variable costs associated with the higher levels of sales (primarily store payroll, incentive compensation, distribution and transportation costs), investment in strategic repositioning initiatives, and insurance expense.

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements), decreased as a percentage of sales 60 basis points when compared to fiscal 2001. The reduction in warehousing and distribution costs as a percentage of sales is primarily due to productivity improvements and the leveraging of costs over a higher sales base.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $20.1 million for fiscal 2002 compared to $20.2 million for fiscal 2001. As a percentage of net sales, interest expense for the year declined slightly compared to fiscal 2001.

The fiscal 2002 interest primarily relates to the Company’s senior notes and the amortization of debt issuance costs. The decrease in interest expense over fiscal 2001 is primarily due to lower average borrowings under the Company’s senior revolving credit agreement (“Revolving Credit Agreement”). This decrease was partially offset by fiscal 2001 expense being favorably impacted in the first and second quarters by the capitalization of $2.4 million of interest related to the Tremont, Pennsylvania distribution center. Additionally, the senior notes, which carry a higher

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

interest rate than the variable-priced Revolving Credit Agreement, were not in place until the second quarter of fiscal 2001.

Income Taxes

The effective tax rate of the Company was 39.5% in both fiscal 2002 and 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales increased to $3,433.3 million for fiscal 2001 from $3,277.1 million for fiscal 2000, an increase of $156.2 million, or 4.8%. This increase was attributable to sales from 78 new stores, offset in part by the closing of 33 stores, and a comparable store sales increase of 2.0%. Customer transactions increased 0.3% and the value of the average basket increased 1.7%.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for fiscal 2001 may have resulted from several factors such as increased television advertising which raised the Company’s total television coverage from 30% of net sales to 52% of net sales, the successful re-grand opening of 205 conversion stores, and the introduction of furniture departments in 148 stores over the prior year. In terms of product categories, furniture, home décor, seasonal, and consumables drove sales growth with positive comparable store sales increases.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable store sales as well as growth in customer transactions and in the value of the average transaction:

	Fiscal Year Ended

	February 2, 2002	February 3, 2001

Comparable Store Sales	2.0%	3.7%
Customer Transactions	.3%	(2.1%)
Value of the Average Transaction	1.7%	5.8%

Gross Profit

Gross profit decreased $44.6 million, or 3.2%, in fiscal 2001 to $1,341.1 million from $1,385.7 million in fiscal 2000. Gross profit as a percentage of net sales was 39.1% in fiscal 2001 compared to 42.3% in the previous year. The decline in gross profit as a percentage of net sales was primarily due to a non-cash fourth quarter charge of $37.8 million after-tax ($62.4 million before tax). This charge represented the cost to modify the Company’s product assortment and exit certain categories, adjustments to the estimated capitalized import freight balances, and inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

detailed SKU-level inventory management system. The remaining decline in gross profit percentage was primarily due to aggressive markdowns and promotions taken to sell through seasonal merchandise and apparel. The decline was also impacted by a shift in product mix as customers increased purchases of lower margin consumable goods and reduced spending on more discretionary, higher margin items.

Selling and Administrative Expenses

Selling and administrative expenses increased $168.1 million in fiscal 2001 from $1,200.3 million in fiscal 2000. As a percentage of net sales, selling and administrative expenses were 39.9% in fiscal 2001 compared to 36.6% in fiscal 2000. The major cause of the increase as a percentage of net sales was due to a $21.1 million after-tax ($34.9 million before tax) non-cash fourth quarter charge resulting from a change in estimate relating to insurance reserves, combined with an upward trend in fiscal 2001 claims. The remaining selling and administrative rate increase was primarily driven by the deleveraging impact of lower comparable store sales combined with planned strategic initiatives, including increased advertising, store maintenance, and customer service investments.

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements), increased as a percentage of sales 50 basis points over fiscal 2000. The increase was primarily due to higher carton volume on a lower comparable sales base as well as additional overhead costs related to the new Tremont, Pennsylvania distribution center.

Interest Expense

Interest expense, including the amortization of debt issuance costs, decreased to $20.2 million in fiscal 2001 from $22.9 million in fiscal 2000. The decrease in interest expense reflects favorable effective interest rates, a lower average debt balance, and the capitalization of $2.4 million of interest related to the Tremont, Pennsylvania distribution center.

Income Taxes

The effective tax rate of the Company was 39.5% in both fiscal 2001 and 2000.

CAPITAL RESOURCES AND LIQUIDITY

On May 8, 2001, the Company entered into the Revolving Credit Agreement with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s Prior Revolver which, at the time of its replacement, consisted of a $500 million revolving credit facility that was due to expire on May 6, 2002. The average interest rate under the Revolving Credit Agreement during fiscal 2002 and fiscal 2001 was 3.01% and 5.41%, respectively.

Also on May 8, 2001, the Company entered into the Senior Note Agreement pursuant to which it completed a $204 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”).

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Principal maturities of long-term debt for the next five fiscal years are as follows:

2003	$—
2004	$—
2005	$174 million
2006	$15 million
2007	$15 million

The Senior Notes currently carry a weighted-average yield of 8.21% and rank pari passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

Both the Revolving Credit and Senior Note Agreements contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended to exclude the non-cash 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at February 1, 2003, was $658.3 million and net cash provided by operations was $218.2 million for the fiscal year then ended. The Company had no direct borrowings under the Revolving Credit Agreement at February 1, 2003. At such date, the Company was contingently liable for outstanding letters of credit totaling $32.5 million and had $143.8 million of invested funds.

The Company received federal tax refunds of approximately $62 million in fiscal 2002 and $73.2 million in fiscal 2001 from the utilization of the net operating losses and tax credit carryforwards primarily relating to the divestiture of the KB Toy Division.

During fiscal 2002, the Company had average borrowings under the Revolving Credit Agreement of $17 million and peak borrowings of $93.5 million. Additionally, the Company had average letters of credit outstanding of $34.2 million during fiscal 2002. At the point of its peak borrowing, the Company had $188.8 million of unused availability under its borrowing base formula.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital expenditures were $102.1 million in fiscal 2002, $107.6 million in fiscal 2001, and $114.8 million in fiscal 2000. Capital expenditures in fiscal 2002 were primarily driven by new store openings, investments in strategic initiatives in conjunction with the Company’s strategic repositioning, and the commencement of the construction of a new distribution center in Durant, Oklahoma. Capital expenditures in fiscal 2001 were primarily driven by new store openings, additional distribution center capacity in Montgomery, Alabama, and Tremont, Pennsylvania, investments in strategic initiatives in conjunction with the Company’s strategic repositioning, and the upgrade of the warehouse management system in the Columbus, Ohio distribution center. Capital expenditures in fiscal 2000 were primarily driven by new store openings and additional distribution center capacity. Capital expenditure requirements in 2003 are anticipated to be approximately $160-$165 million, primarily to complete the new distribution facility in Durant, Oklahoma, invest in new stores and store expansions, and remodel approximately 213 existing Big Lots stores.

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

Merchandise inventories. Merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to properly record inventory at the lower of cost or market, and these assumptions are based on historical experience and current information. The Company’s assumptions include significant judgments and estimates made by management including merchandise markup, markdowns, shrinkage, and the aging of inventories, each of which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buydown agreements, or other forms of rebates that would materially reduce its cost of sales.

Property and equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment.

Impairment. The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related long-lived asset, and the anticipated undiscounted future net cash flows from the related asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

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

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

Cost of sales. Cost of sales includes the cost of merchandise (including related inbound freight), markdowns and inventory shortage, as well as cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and administrative expenses. The Company includes store expenses (such as payroll and occupancy costs), warehousing and distribution costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

materially different result. See the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended February 1, 2003, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements are discussed in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

COMMITMENTS

Commitments are discussed in the Long-Term Obligations, the Commitments and Contingencies, and the Leases Notes to the Consolidated Financial Statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company does not expect changes in interest rates in fiscal 2003 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse affect on the Company’s financial condition.

The Company continues to believe that it has, or if necessary has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position or results of operations of the Company. The Company does not enter into financial instruments for trading purposes.

Item 8 Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Big Lots, Inc.:

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Big Lots, Inc. and subsidiaries at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Dayton, Ohio
February 25, 2003

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

		Fiscal Year
	2002	2001	2000

Net sales	$3,868,550	$3,433,321	$3,277,088
Costs and expenses:
Cost of sales	2,236,633	2,092,183	1,891,345
Selling and administrative expenses	1,485,265	1,368,397	1,200,277
Interest expense	20,111	20,202	22,947

	3,742,009	3,480,782	3,114,569
Income (loss) from continuing operations before income taxes	126,541	(47,461)	162,519
Income tax expense (benefit)	49,984	(18,747)	64,195

Income (loss) from continuing operations	76,557	(28,714)	98,324
Discontinued operations		8,480	(478,976)

Net income (loss)	$76,557	$(20,234)	$(380,652)

Income (loss) per common share — basic:
Continuing operations	$.66	$(.25)	$.88
Discontinued operations		.07	(4.30)

	$.66	$(.18)	$(3.42)

Income (loss) per common share — diluted:
Continuing operations	$.66	$(.25)	$.87
Discontinued operations		.07	(4.26)

	$.66	$(.18)	$(3.39)

The accompanying notes are an integral part of these financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 1,	February 2,
	2003	2002

ASSETS
Current assets:
Cash	$23,193	$11,322
Cash equivalents	143,815	17,500
Inventories	776,210	705,293
Deferred income taxes	61,221	93,899
Other current assets	64,728	57,536

Total current assets	1,069,167	885,550

Property and equipment — net	532,264	515,023
Deferred income taxes	17,766	35,108
Other assets	23,074	25,112

	$1,642,271	$1,460,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,905	$211,457
Accrued liabilities	169,002	116,352

Total current liabilities	410,907	327,809

Long-term obligations	204,000	204,000
Other liabilities	1,183	1,451
Commitments and contingencies
Shareholders’ equity:
Common shares — authorized 290,000 shares, $.01 par value; issued 116,165 shares and 114,398 shares, respectively	1,162	1,144
Additional paid-in capital	458,043	435,970
Retained earnings	566,976	490,419

Total shareholders’ equity	1,026,181	927,533

	$1,642,271	$1,460,793

The accompanying notes are an integral part of these financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock Issued		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance — January 29, 2000	111,000	$1,110	$407,647	$891,305	$1,300,062
Net loss				(380,652)	(380,652)
Exercise of stock options	733	8	4,508		4,516
Contribution to savings plan	346	3	3,883		3,886

Balance — February 3, 2001	112,079	1,121	416,038	510,653	927,812
Net loss				(20,234)	(20,234)
Exercise of stock options	1,799	18	15,551		15,569
Contribution to savings plan	520	5	5,519		5,524
Redemption of preferred stock rights			(1,138)		(1,138)

Balance — February 2, 2002	114,398	1,144	435,970	490,419	927,533
Net income				76,557	76,557
Exercise of stock options	1,323	13	17,436		17,449
Contribution to savings plan	444	5	4,637		4,642

Balance — February 1, 2003	116,165	$1,162	$458,043	$566,976	$1,026,181

The accompanying notes are an integral part of these financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Fiscal Year
	2002	2001	2000

Operating activities:
Net income (loss)	$76,557	$(20,234)	$(380,652)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations		(8,480)	478,976
Depreciation and amortization	81,509	68,986	62,290
Deferred income taxes	50,020	(20,209)	(119,321)
Loss on sale of equipment	1,056
Other	5,088	6,772	3,781
Change in assets and liabilities	3,988	124,098	(103,166)
Cash used in discontinued operations			(249,842)

Net cash provided by (used in) operating activities	218,218	150,933	(307,934)

Investment activities:
Capital expenditures	(102,057)	(107,561)	(114,847)
Cash proceeds from sale of equipment	2,271		257,613
Other	3,667	6,123	19,465

Net cash provided by (used in) investing activities	(96,119)	(101,438)	162,231

Financing activities:
Proceeds from (payment of) short-term credit agreements		(266,549)	77,900
Proceeds from long-term credit agreements		204,000
Redemption of preferred stock rights		(1,138)
Proceeds from exercise of stock options	16,087	12,353	2,127

Net cash provided by (used in) financing activities	16,087	(51,334)	80,027

Increase (decrease) in cash and cash equivalents	138,186	(1,839)	(65,676)
Cash and cash equivalents:
Beginning of year	28,822	30,661	96,337

End of year	$167,008	$28,822	$30,661

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is the nation’s largest broadline closeout retailer. At February 1, 2003, the Company operated a total of 1,380 stores under the names BIG LOTS and BIG LOTS FURNITURE. Wholesale operations are conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online purchasing at www.biglotswholesale.com.

Fiscal Year

The Company follows the concept of a 52/53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2002 and 2001 were comprised of 52 weeks, while fiscal 2000 was comprised of 53 weeks.

Segment Reporting

The Company manages its business on the basis of one segment, broadline closeout retailing. As of February 1, 2003, and February 2, 2002, all of the Company’s operations were located within the United States.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and those subsidiaries for which the Company, directly or indirectly, has the ability to exercise significant influence over operating and financial policies. All significant intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, which are unrestricted as to withdrawal or use, and have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

Merchandise Inventories

Merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to properly record inventory at the lower of cost or market, and these assumptions are based on historical experience and current information. The Company’s assumptions include significant judgments and estimates made by management including merchandise markup, markdowns, shrinkage, and the aging of inventories, each of which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

slotting fees, cooperative advertising allowances, buydown agreements, or other forms of rebates that would materially reduce its cost of sales.

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts as follows (see Stock Plans in the Notes to the Consolidated Financial Statements):

(In thousands, except per share amounts)	2002	2001	2000

Net income (loss):
As reported	$76,557	$(20,234)	$(380,652)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	5,055	6,756	4,174

Pro forma	$71,502	$(26,990)	$(384,826)

Income (loss) per common share — basic:
As reported	$.66	$(.18)	$(3.42)
Pro forma	.62	(.24)	(3.45)
Income (loss) per common share — diluted:
As reported	$.66	$(.18)	$(3.39)
Pro forma	.61	(.24)	(3.42)

Property and Equipment

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment.

Impairment

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Such assumptions include the discount rate, rate of increase in compensation levels, and the expected long-term rate of return on the related assets.

Legal Obligations

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), warehousing and distribution costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. As of February 1, 2003, the amount of the Company’s intangible assets was $0.20 million and the related accumulated amortization was $.01 million.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At February 1, 2003, the Company held no available-for-sale equity securities.

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

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution center. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the buyer’s place of business.

Other Comprehensive Income

The Company’s comprehensive income is equal to net income, as there are no items that qualify as components of other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of purchased goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. This Statement was adopted in fiscal 2002. The Statement does not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity’s initial adoption of the Statement. This Statement was adopted by the Company in fiscal 2002. Currently, this Statement does not materially impact the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. This Statement was adopted by the Company in fiscal 2002. The Statement does not have a material impact on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan period. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe this pronouncement will have a material impact on its financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. Although the Company has not changed to the fair value method, the disclosure requirements of this Statement have been adopted.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements for periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Interpretation does not have a material impact on the Company’s financial position, results of operations, or cash flows.

DISCONTINUED OPERATIONS

On June 27, 2000, the Company announced its decision to separate the toy and closeout businesses by divesting the Company’s KB Toy Division. The Consolidated Financial Statements and related Notes have been reclassified for all applicable periods presented to reflect the toy segment as a discontinued operation.

On December 7, 2000, the Company closed the sale of its KB Toy Division to an affiliate of Bain Capital, Inc. In connection with the sale, the Company recorded an after-tax loss of $479.0 million consisting of a $48.2 million after-tax loss from operations and a $430.8 million after-tax loss on the disposal of the KB Toy Division. Proceeds from the sale were used primarily to pay down existing borrowings under the Company’s senior unsecured revolving credit facility (“Prior Revolver”).

The buyer purchased the business in conjunction with KB Toy’s management, who were retained to lead the KB Toy business. Gross proceeds totaled approximately $305 million, consisting primarily of $258 million in cash, a note with a face amount of $45 million, and a warrant to acquire common stock of the buyer’s parent. The note receivable matures on December 7, 2010, and bears interest at a rate of 8%. As of February 1, 2003, the note receivable from KB and the related common stock warrant were recorded as other long-term assets on the balance sheet. The interest is payable in annual installments paid by issuing additional notes with substantially identical terms as the original note. At the time of the sale (the fourth quarter of fiscal 2000), the Company evaluated the fair value of the note received as consideration in the transaction and recorded the note at its then fair value of $13 million. The fair value of the note was established based on several factors including fair market value determinations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toy business and industry, and the risks inherent in receiving no cash payments until the note matures in 2010. As of fiscal 2002, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided a full valuation reserve against such amounts as a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS (Concluded)

its evaluation as to the recoverability of the carrying value of the notes. As of February 1, 2003, and February 2, 2002, the aggregate carrying value of these notes was $16 million.

The warrant provides that the Company is entitled to purchase up to 2.5% of the common stock of the buyer’s parent for a stated per share price. The stock can be purchased any time prior to December 7, 2005. The note and warrant are being accounted for on the cost basis.

The Company has, as part of the sale agreement, retained the responsibility for certain KB insurance claims incurred through the date of closing of the sale (December 7, 2000). During the fourth quarter of fiscal 2001, the Company determined that the estimate for the related insurance reserves exceeded the expected liability. Accordingly, a portion of the insurance reserves established in connection with the sale of the KB Toy Division were adjusted and recorded as income from discontinued operations on the Company’s Statement of Operations. This adjustment resulted in $8.5 million of after-tax income from discontinued operations in the fourth quarter of fiscal 2001.

The following are the components of discontinued operations:

(In thousands)	2002	2001	2000

Loss from operations of KB Toy Division, net of income taxes of $(31,470) in 2000	–	–	$(48,201)
Income (loss) on disposal of KB Toy Division, net of income taxes of $(4,000), $5,423 and $(201,953) in 2002, 2001, and 2000, respectively	–	$8,480	(430,775)

	$–	$8,480	$(478,976)

NON-CASH 2001 FOURTH QUARTER CHARGE

In the fourth quarter of fiscal 2001, the Company recorded a non-cash charge of $50.4 million (after-tax), or $0.44 per diluted share. The charge represented: a) costs to modify the Company’s product assortment and exit certain merchandise categories ($6.1 million after-tax), b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($15.0 million after-tax), c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multi-year conversion to a detailed SKU-level inventory management system ($16.7 million after-tax), and d) changes in estimates and estimating methodology related to insurance reserves ($12.6 million after-tax). These charges are included in the Company’s fiscal 2001 fourth quarter financial statements.

A critical element of the Company’s overall business strategy has been a multi-year initiative to improve its information systems, a major phase of which was completed in fiscal 2001. The new systems have given the Company the ability to track and manage inventories at the SKU level with improved visibility and data. The new systems have also provided better information on inventory balances and have given management the ability to assess profitability and financial returns down to the SKU level.

Based on an analysis of SKU-level information, the Company decided to modify its product assortment and exit certain categories of merchandise. This decision allowed the Company to expand its consumables and home categories, both of which management believes have superior financial returns. The markdowns associated with these discontinued products, all of which were taken during the fourth quarter of fiscal 2001, accounted for approximately $6.1 million (after-tax) of the charge described above. The Company believes this action will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-CASH 2001 FOURTH QUARTER CHARGE (Concluded)

result in a more productive product assortment and a greater emphasis on the everyday consumable items that help drive repeat store traffic.

The second component of the charge related to the estimated capitalized import freight costs, which were incurred in connection with inbound inventories sourced from outside the United States. New information systems have improved the Company’s ability to manage merchandise flow and freight costs. These improved systems have also provided better information and tools for determining the proper amount of capitalized import freight costs to be recorded on the balance sheet. Accordingly, based on this new information, the Company has revised its estimates and methodology, resulting in a $15.0 million (after-tax) charge.

The third component of the charge pertained to inventory-related costs that had not been allocated to the cost of merchandise in the Company’s detailed inventory stock ledger and, accordingly, were not being fully allocated to cost of goods sold. The Company identified this issue in the fourth quarter of fiscal 2001 as a result of the conversion to the new SKU-based systems, resulting in a $16.7 million (after-tax) charge.

The fourth and final component of the charge related to insurance reserves. At the end of fiscal 2001, the Company analyzed its insurance reserve accounts and implemented a new methodology that provided better actuarial estimates of future claims. This new methodology, combined with an upward trend in fiscal 2001 claims, resulted in a $12.6 million (after-tax) charge to increase the Company’s insurance reserves. This charge consisted of two elements: the first related to the adjustment of reserves established in connection with the sale of the KB Toy Division, which resulted in $8.5 million (after-tax) income from discontinued operations, and the second element of the charge was $21.1 million (after-tax) to increase reserves related to continuing operations.

INCOME TAXES

The provision for income taxes is comprised of the following:

(In thousands)	2002	2001	2000

Federal — current	$(2,310)	$5,529	$95,090
State and local — current	2,273	820	18,856
Deferred — federal, state and local	50,021	(25,096)	(49,751)

	$49,984	$(18,747)	$64,195

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	2.0	4.5	4.5
Work opportunity tax credits	(1.0)	(2.6)	(.6)
Valuation allowance	3.8	7.8	–
Other, net	(.3)	(5.2)	.6

Effective income tax rate	39.5%	39.5%	39.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (Continued)

Income tax payments and refunds are as follows:

(In thousands)	2002	2001	2000

Income taxes paid	$39,066	$8,969	$68,390
Income taxes refunded	(74,758)	(76,558)	(20,679)

Net income taxes (refunded) paid	$(35,692)	$(67,589)	$47,711

On March 9, 2002, the President of the United States of America signed into law the Job Creation and Worker Assistance Act of 2002, which included a provision that extends the general net operating loss carryback period to five years for federal net operating losses arising in taxable years ending in 2001 and 2002. As a result of the law change, during fiscal 2002 the Company filed additional loss carryback claims relating to $139.3 million of losses from the sale of its KB Toy Division. The Company received additional refunds of approximately $62 million from the utilization of the net operating losses and alternative minimum tax, work opportunity, and low-income housing credit carryforwards.

In fiscal 2001, a $73.2 million federal income tax refund was generated through the recovery of federal taxes paid for fiscal 1998 and fiscal 1999 due to the carryback of the fiscal 2000 net operating loss from the sale of the KB Toy Division.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are presented in the following table:

(In thousands)	2002	2001

Deferred tax assets:
Uniform inventory capitalization	$26,723	$21,142
Workers’ compensation and other insurance reserves	22,929	38,378
Net operating loss carryforwards	19,135	72,518
Other	84,804	102,873
Valuation allowances	(32,260)	(27,553)

Total deferred tax assets	121,331	207,358

Deferred tax liabilities:
Depreciation and fixed asset basis differences	19,816	33,172
Other	22,528	45,179

Total deferred tax liabilities	42,344	78,351

Net deferred tax assets	$78,987	$129,007

Net deferred tax assets are shown separately on the balance sheet as current and noncurrent deferred income taxes. The following table summarizes deferred income taxes from the balance sheet:

Current deferred income taxes	$61,221	$93,899
Noncurrent deferred income taxes	17,766	35,108

Net deferred tax assets	$78,987	$129,007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (Concluded)

The Company has state net operating loss carryforwards primarily arising from the disposition of its KB Toy Division of approximately $19.1 million. The state net operating loss carryforwards will expire from fiscal 2003 through fiscal 2022.

The Company has established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

The Company has the following income tax loss and credit carryforwards (presentation of amounts is shown net of tax):

(In thousands)	Amount	Expiration Date

Federal:
Net capital loss carryforwards	$10,687	Fiscal 2005
Foreign tax credits	383	Fiscal 2005
State and local:
Columbus enterprise zone credits	1,477	Fiscal 2006
California enterprise zone credits	2,163	No expiration

The Company’s income taxes payable have been reduced and certain state net operating loss carryforwards increased by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders’ equity and amounted to $1.4 million, $3.2 million, and $2.4 million in fiscal 2002, 2001, and 2000, respectively.

During the year, the Internal Revenue Service (IRS) closed its examination of the Company’s consolidated income tax returns for years up to and including fiscal 1996. MacFrugal’s Bargains•Close-outs, Inc. consolidated tax returns for years prior to its acquisition by the Company are in the latter stages of examinations by the IRS. The Company’s consolidated tax returns are currently being audited by the IRS beginning with fiscal 1997. Various states routinely audit the Company and its subsidiaries. Management believes that the ultimate resolution of these audits will not have a material adverse effect on the Company’s results of operations or financial condition.

LONG-TERM OBLIGATIONS

Long-term debt was comprised of the following:

(In thousands)	2002	2001

Revolving Credit Agreement	–	–
Senior Notes	$204,000	$204,000

	$204,000	$204,000

Interest paid was $17.4 million in fiscal 2002, $19.1 million in fiscal 2001, and $39.7 million in fiscal 2000, which includes capitalized interest of $0.1 million, $2.4 million, and $2.8 million, respectively. The amortization of debt issuance costs is included in interest expense in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM OBLIGATIONS (Continued)

Revolving Credit Agreement

On May 8, 2001, the Company entered into a senior revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s Prior Revolver which, at the time of its replacement, consisted of a $500 million revolving credit facility that was due to expire on May 6, 2002. The average interest rate under the Revolving Credit Agreement during fiscal 2002 and fiscal 2001 was 3.01% and 5.41%, respectively.

The Revolving Credit Agreement contains customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, the Revolving Credit Agreement was amended to exclude the non-cash fiscal 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendment, the Company provided collateral, consisting principally of its inventories, as security for the Revolving Credit Agreement and agreed to certain changes in other terms.

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates monthly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million revolving credit facility, combined with cash provided by operations, existing cash balances, and the Company’s $204.0 million private placement of senior notes (“Senior Notes”), provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The Company had no direct borrowings under the Revolving Credit Agreement at February 1, 2003. At such date, the Company was contingently liable for outstanding letters of credit totaling $32.5 million and had $143.8 million of invested funds.

Senior Notes

On May 8, 2001, the Company issued the Senior Notes with maturities ranging from four to six years. Principal maturities of long-term debt for the next five fiscal years are as follows:

2003	$—
2004	$—
2005	$174 million
2006	$15 million
2007	$15 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM OBLIGATIONS (Concluded)

The Senior Notes currently carry a weighted-average yield of 8.21% and rank pari passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

The Senior Note Agreement contains customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth.

On February 25, 2002, the Senior Note Agreement was amended to exclude the non-cash fiscal 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendment, the Company provided collateral, consisting principally of its inventories, as security for the Senior Note Agreement and agreed to certain changes in other terms.

COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance and other matters that are incidental to their ordinary course of business. Where and to the extent that the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability.

The Company has obtained preliminary approval for the settlement of an employment-related legal proceeding. The Company was fully reserved for this employment-related matter as of February 1, 2003, and the amount was not material. Following final approval, this matter will be fully settled. The Company does not believe that the finalization of this employment-related matter will significantly impact its future operating results.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of the referenced employment-related proceeding and self-insured claims, the Company has not recorded any additional liabilities for legal matters.

Additionally, the Company has commitments to certain vendors for future inventory purchases totaling approximately $404 million at February 1, 2003. Terms of the commitments provide for these inventory purchases to be made through fiscal 2004 or later as they may be extended. There are no annual minimum purchase requirements.

EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has a qualified defined benefit pension plan (“Pension Plan”) and a non-qualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date precedes April 1, 1994, who have reached the age of 21 and who have worked for the Company for more than one year. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Company’s funding policy of the Pension Plan is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company maintains the Supplemental Pension Plan for those executives whose benefits were frozen in the Pension Plan on or subsequent to January 1, 1996. The Supplemental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS (Continued)

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

At this time, the Company does not have any information to lead it to believe that the assumptions regarding the discount rate, the expected long-term rate of return on assets, or the estimated rate of increase in compensation levels related to the pension plan will change at the next measurement date. However, due to the size of the pension plan and the fact that the pension plan’s eligibility was frozen in 1994, changes to those estimates and assumptions, if any, would not be expected to have a material impact on the Company’s earnings.

The following provides a reconciliation of projected benefit obligations, plan assets, and funded status of all plans as of December 31:

(In thousands)	2002	2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$41,680	$35,924
Service cost	3,550	3,377
Interest cost	2,887	2,658
Benefits paid	(3,436)	(2,363)
Expected expenses	(90)	(180)
Plan amendment	870	152
Actuarial (gain) loss	(101)	2,112

Projected benefit obligation at end of year	$45,360	$41,680

Change in plan assets:
Fair market value at beginning of year	$25,262	$25,993
Actual return on plan assets	(2,080)	(1,331)
Employer contribution	13,778	2,963
Benefits paid	(3,436)	(2,363)

Fair market value at end of year	$33,524	$25,262

Funded status	$(11,836)	$(16,417)
Unrecognized actuarial loss	14,460	11,510
Unrecognized transition obligation	145	159
Unrecognized prior service cost	1,001	17

Accrued benefit asset (liability)	$3,770	$(4,731)

Assumptions used in each year of the actuarial computations were:

	2002	2001

Discount rate	6.75%	7.20%
Rate of increase in compensation levels	5.08%	5.50%
Expected long-term rate of return	9.00%	9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFIT PLANS (Concluded)

The components of net periodic pension cost are comprised of the following:

(In thousands)	2002	2001	2000

Service cost — benefits earned in the period	$3,550	$3,377	$3,221
Interest cost on projected benefit obligation	2,887	2,658	2,382
Expected investment return on plan assets	(2,163)	(2,227)	(2,312)
Amortization of prior service cost	(132)	(135)	(135)
Amortization of transitional obligation	30	13	13
Recognized actuarial loss	1,104	531	102

Net periodic pension cost	$5,276	$4,217	$3,271

The following sets forth certain information for the qualified defined benefit pension plan and the non-qualified supplemental defined benefit pension plan:

	Funded Qualified		Unfunded Non-Qualified
	Defined Benefit		Supplemental Defined
	Pension Plan		Benefit Pension Plan

(In thousands)	2002	2001	2002	2001

Projected benefit obligation	$42,478	$37,988	$2,882	$3,692
Accumulated benefit obligation	33,255	28,178	1,615	1,942
Fair market value of plan assets	33,524	25,262	–	–

Savings Plan

The Company has a savings plan with a 401(k) deferral feature and a non-qualified supplemental savings plan with a similar deferral feature for all eligible employees. Provisions of $5.6 million, $2.0 million, and $6.9 million have been charged to operations in fiscal 2002, 2001, and 2000, respectively.

LEASES

Leased property consists primarily of the Company’s retail stores and certain warehouse space. Many of the store leases provide that the Company pay for real estate taxes, utilities, liability and property insurance, and maintenance. Certain leases provide for contingent rents or may have rent escalations. In addition, many leases provide options to extend the original terms for an additional two to twenty years.

Minimum lease commitments as of February 1, 2003, are as follows:

Operating
(In thousands)	Leases

2003	$156,613
2004	138,269
2005	115,679
2006	88,535
2007	59,962
Subsequent to 2007	105,483

$664,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES (Concluded)

Total rental expense, including real estate taxes paid to landlords, charged to operations for operating leases of stores and warehouses consisted of the following:

(In thousands)	2002	2001	2000

Minimum rentals	$207,779	$186,341	$168,781
Contingent rentals	1,527	1,169	(285)

	$209,306	$187,510	$168,496

SHAREHOLDERS’ EQUITY

Income Per Share

There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted income per share and there were no securities outstanding at February 1, 2003, which were excluded from the computation of income per share. Fully diluted shares are not presented for the year ended February 2, 2002, as the Company incurred a loss and to include these shares would be antidilutive. At February 2, 2002, an aggregate of 200,663 common shares subject to unexercised stock options were excluded from the computation of diluted earnings per share.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted income per share computations is as follows:

(In thousands)	Weighted-Average Common Shares Outstanding
	2002	2001	2000

Basic	115,865	113,660	111,432
Dilutive effect of stock options	842	–	982

Diluted	116,707	113,660	112,414

Stockholder Rights Plan

On August 22, 2001, the Company announced that its Board of Directors had unanimously voted to redeem the preferred stock rights under the Company’s Rights Agreement. The redemption was a direct result of the Company’s redomestication into Ohio, as approved by its shareholders at the Company’s 2001 Annual Meeting of Shareholders. Pursuant to the terms of the Rights Agreement, the Company redeemed the rights by paying a redemption price of $0.01 per right. The redemption was made to all shareholders of record as of the close of business on August 31, 2001.

STOCK PLANS

Stock Option Plans

The Big Lots, Inc. 1996 Performance Incentive Plan, as amended (“Incentive Plan”), provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (“SARs”). The Company has not issued any restricted stock, performance units, stock equivalent units, or stock appreciation rights under the Incentive Plan. The number of newly issued common shares available for issuance under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS (Continued)

Incentive Plan at the time of the plan’s inception was 2,000,000 shares (3,125,000 shares as adjusted to account for the five for four stock splits which occurred in December, 1996 and June, 1997) plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company’s fiscal year plus shares available but not issued in previous years of the Incentive Plan. Total newly issued common shares available for use under the Incentive Plan combined with any awards of stock options or restricted stock outstanding from any other plan of the Company shall not exceed 15% of the total issued and outstanding common shares as of any measurement date. At February 1, 2003, 12,495,733 common shares were available for issuance under the Incentive Plan. The term of each award is determined by the Compensation Committee of the Board of Directors which is charged with administering the Incentive Plan. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value, as defined by the Incentive Plan, of the underlying common shares on the date of award. The award price of a SAR is to be a fixed amount not less than 100% of the fair market value of a common share at the date of award. Upon an effective change in control of the Company, all awards outstanding under the Incentive Plan automatically vest.

The Company has a Director Stock Option Plan (“DSOP”) for nonemployee directors. The number of newly issued common shares available for issuance under the DSOP at the time of the plan’s inception was 500,000 shares (781,250 shares as adjusted to account for the five for four stock splits which occurred in December, 1996 and June, 1997). The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors nor the Compensation Committee exercise any discretion in administration of the DSOP. Grants are made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 10,000 options to each nonemployee director which becomes fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary.

Changes in the status of outstanding options were as follows:

	Options	Price(a)

Outstanding at January 29, 2000	10,854,468	$17.73
Granted	2,474,000	11.70
Exercised	754,145	3.02
Forfeited	1,778,098	19.77

Outstanding at February 3, 2001	10,796,225	17.02
Granted	2,497,019	11.53
Exercised	1,775,649	6.87
Forfeited	1,450,174	22.41

Outstanding at February 2, 2002	10,067,421	16.65
Granted	1,931,800	12.36
Exercised	1,324,701	12.16
Forfeited	1,269,427	22.86

Outstanding at February 1, 2003	9,405,093	$15.56

(a)  Weighted-average per share exercise price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK PLANS (Concluded)

The following table summarizes information about the Company’s stock option plans at February 1, 2003:

Range of Prices		Options Outstanding		Options Exercisable

			Weighted
			Average	Weighted		Weighted
		Number of	Remaining	Average	Number of	Average
Greater	Less Than	Options	Contractual	Exercise	Options	Exercise
Than	or Equal to	Outstanding	Life (Years)	Price	Exercisable	Price

$ 1	$10	182,673	7.9	$9.65	55,173	$9.32
$10	$20	7,702,832	6.8	12.50	3,195,177	12.97
$20	$30	772,626	4.1	26.37	768,926	26.39
$30	$40	708,462	5.1	37.23	579,836	37.17
$40		38,500	4.8	40.82	36,800	40.83

		9,405,093	6.5	$15.56	4,635,912	$18.40

The Company previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and, as permitted by this standard, continues to apply the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” to its stock options and other stock-based employee compensation awards.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002		2001		2000

Weighted-average fair value of options granted	$6.5	1	$5.1	2	$7.1	1
Risk-free interest rate	4.3%		4.5%		4.8%
Expected life (years)	5.4		4.1		5.5
Expected volatility	54.8%		51.2%		66.0%

ADDITIONAL DATA

The following is a summary of certain financial data:

(In thousands)	2002	2001

Property and equipment — at cost:
Land	$39,564	$39,240
Buildings	481,372	447,800
Fixtures and equipment	536,994	504,228
Transportation equipment	21,204	23,692

	1,079,134	1,014,960
Construction-in-progress	15,356	7

	1,094,490	1,014,967
Less accumulated depreciation	562,226	499,944

	$532,264	$515,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADDITIONAL DATA (Concluded)

(In thousands)	2002	2001

Accrued liabilities:
Salaries and wages	$48,687	$36,391
Property, payroll, and other taxes	94,642	76,509
Interest and income taxes	25,673	3,452

	$169,002	$116,352

The following analysis supplements changes in current assets and current liabilities presented in the Consolidated Statements of Cash Flows:

(In thousands)	2002	2001	2000

Inventories	$(70,917)	$39,652	$(9,019)
Other current assets	(8,193)	12,826	(21,235)
Accounts payable	30,448	3,958	12,446
Accrued liabilities	30,600	(7,078)	26,935
Income taxes	22,050	74,740	(112,293)

	$3,988	$124,098	$(103,166)

The $22.1 million change in income taxes in fiscal 2002 is primarily due to an additional refund of approximately $62 million from the utilization of the net operating losses and alternative minimum tax, work opportunity, and low-income housing credit carryforwards from fiscal 2000. These refunds were netted against net current tax payments of $39 million.

The $74.7 million change in income taxes in fiscal 2001 is primarily due to a $73.2 million federal income tax refund. The refund was generated through the recovery of federal taxes paid for fiscal 1998 and fiscal 1999 due to the carryback of the fiscal 2000 net operating loss from the sale of the KB Toy Division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for fiscal 2002, 2001, and 2000 is presented below:

(In thousands, except per share amounts)(a)	First	Second	Third	Fourth	Year

2002
Net sales	$904,141	$879,255	$868,163	$1,216,991	$3,868,550
Gross profit	378,502	368,262	366,244	518,909	1,631,917
Income (loss) from continuing operations	12,207	3,218	(5,076)	66,208	76,557
Net income (loss)	12,207	3,218	(5,076)	66,208	76,557
Income (loss) per common share — basic:
Continuing operations	.11	.03	(.04)	.57	.66
Discontinued operations	.00	.00	.00	.00	.00

	$.11	$.03	$(.04)	$.57	$.66

Income (loss) per common share — diluted:
Continuing operations	.11	.03	(.04)	.57	.66
Discontinued operations	.00	.00	.00	.00	.00

	$.11	$.03	$(.04)	$.57	$.66

2001
Net sales	$773,621	$748,380	$773,106	$1,138,214	$3,433,321
Gross profit	313,918	299,927	316,641	410,652	1,341,138
Income (loss) from continuing operations	298	(10,699)	(16,364)	(1,949)	(28,714)
Net income (loss)	298	(10,699)	(16,364)	6,531	(20,234)
Income (loss) per common share — basic:
Continuing operations	.00	(.09)	(.14)	(.02)	(.25)
Discontinued operations	.00	.00	.00	.08	.07

	$.00	$(.09)	$(.14)	$.06	$(.18)

Income (loss) per common share — diluted:
Continuing operations	.00	(.09)	(.14)	(.02)	(.25)
Discontinued operations	.00	.00	.00	.08	.07

	$.00	$(.09)	$(.14)	$.06	$(.18)

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)(Concluded)

(In thousands, except per share amounts)(a)	First	Second	Third	Fourth	Year

2000
Net sales	$723,139	$708,518	$733,495	$1,111,936	$3,277,088
Gross profit	303,693	298,510	312,574	470,966	1,385,743
Income from continuing operations	14,324	9,277	6,570	68,153	98,324
Net income (loss)	(13,177)	(62,679)	(400,018)	95,222	(380,652)
Income (loss) per common share — basic:
Continuing operations	.13	.08	.06	.61	.88
Discontinued operations	(.25)	(.64)	(3.65)	.24	(4.30)

	$(.12)	$(.56)	$(3.59)	$.85	$(3.42)

Income (loss) per common share — diluted:
Continuing operations	.13	.08	.06	.61	.87
Discontinued operations	(.25)	(.64)	(3.61)	.24	(4.26)

	$(.12)	$(.56)	$(3.55)	$.85	$(3.39)

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Items 10-13

Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which involves the election of directors, the definitive copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 8, 2003.

Item 14 Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the date of this report, and each has concluded that such disclosure controls and procedures are effective in design and operation in order to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

(b)	Changes in internal controls. As a result of the evaluation, no significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

		Page

1.	Financial Statements

	Independent Auditors’ Report	27
	Consolidated Statements of Operations	28
	Consolidated Balance Sheets	29
	Consolidated Statements of Shareholders’ Equity	30
	Consolidated Statements of Cash Flows	31
	Notes to Consolidated Financial Statements	32
2.	Financial Statement Schedules

Schedule	Description

II	Valuation and Qualifying Accounts	58

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

All other financial statements and schedules not listed in the preceding indexes are omitted as the information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K

        A Current Report on Form 8-K, dated February 26, 2003, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with a press release regarding the Company’s results of operations for the quarter and year ended February 1, 2003, and earnings guidance for fiscal 2003.

        A Current Report on Form 8-K, dated April 11, 2003, was furnished to the Securities and Exchange Commission pursuant to Item 5 containing a revised Summary Compensation Table for inclusion in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2003. The revised Summary Compensation Table corrects two inadvertent errors relating to Messrs. Naylor and Waite’s 2002 Salary.

(c)   Exhibits

        Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

2	Agreement of Merger dated as of May 15, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).
3(a)	Amended Articles of Incorporation of the Company dated as of May 15, 2001 (Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

3(b)	Code of Regulations of the Company (Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).
4(a)	Specimen Common Share Certificate of the Company (Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).
10(a)	Big Lots, Inc. 1996 Performance Incentive Plan as Amended and Restated on May 15, 2001 (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(b)	Consolidated Stores Corporation Directors Stock Option Plan (Exhibit 10(q) to the Company’s Registration Statement (No. 33-42502) on Form S-8 and incorporated herein by reference).
10(b)(i)	Big Lots, Inc. Amended and Restated Directors Stock Option Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(b)(ii)	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan dated August 20, 2002 (Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, and incorporated herein by reference).

10(c)	Big Lots, Inc. Supplemental Savings Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(d)	CSIC Pension Plan and Trust dated March 1, 1976 (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference).
10(d)(i)	Amendment to CSIC Pension Plan and Trust (Exhibit 10(h)(ii) to the Company’s Registration Statement (No. 2-97642) on Form S-1 and incorporated herein by reference).
10(d)(ii)	Amendment No. 2 to CSIC Pension Plan and Trust (Filed as an Exhibit to the Company’s Registration Statement (No. 33-6086) on Form S-8 and incorporated herein by reference).

Exhibit No.	Document

10(e)	Credit Agreement dated as of May 8, 2001, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) party thereto, the Banks (as defined) thereto, National City Bank, in its capacity as Administrative Agent, Lead Arranger and a Managing Agent, PNC Bank, National Association and First Union National Bank, as Documentation Agents and Managing Agents, and Bank of America, N.A., The Bank of New York and Firstar Bank, N.A., as Other Managing Agents (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

10(e)(i)	First Amendment to Credit Agreement dated as of October 30, 2001, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), and National City Bank, as Administrative Agent (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001, and incorporated herein by reference).

10(e)(ii)	Second Amendment to Credit Agreement dated as of February 25, 2002, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent (Exhibit 10(e)(ii) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(e)(iii)	Security Agreement dated as of February 25, 2002, given by Big Lots Stores, Inc., an Ohio corporation, and the other Debtors (as defined), in favor of National City Bank, as agent for the Banks (as defined) (Exhibit 10(e)(iii) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(e)(iv)	Third Amendment to Credit Agreement dated as of April 30, 2002, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002, and incorporated herein by reference).

10(f)	Employment Agreement with Michael J. Potter (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).
10(g)	Employment Agreement with Albert J. Bell (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).
10(h)	Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference).
10(i)	Big Lots, Inc. Savings Plan and Trust (formerly Consolidated Stores Corporation Savings Plan and Trust), as amended and restated (Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990, and incorporated herein by reference).

10(j)	The 1998 Big Lots, Inc. Key Associate Annual Incentive Compensation Plan, as amended (Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

Exhibit No.	Document

10(k)	Form of Executive Severance Agreement of the Company (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999, and incorporated herein by reference).
10(l)	Form of Senior Executive Severance Agreement of the Company (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999, and incorporated herein by reference).
10(m)	Big Lots Executive Benefits Plan (formerly Consolidated Stores Executive Benefits Plan)(Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990, and incorporated herein by reference).

10(n)	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000, and incorporated herein by reference).

10(o)	Big Lots, Inc. Executive Stock Option and Stock Appreciation Rights Plan (Exhibit 10 to the company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(p)	Note Purchase Agreement dated as of May 1, 2001, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), Big Lots, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, a Delaware corporation), and each of the Purchasers (as defined)( Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

10(p)(i)	First Amendment to Note Purchase Agreement dated as of February 25, 2002, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), Big Lots, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, a Delaware corporation), and each of the Purchasers (as defined)(Exhibit 10(r)(i) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(p)(ii)	Security Agreement dated as of February 25, 2002, given by Big Lots Stores, Inc., an Ohio corporation, and the other Debtors (as defined), in favor of the Holders (as defined)(Exhibit 10(r)(ii) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(q)	Employment Agreement with Kent A. W. Larsson dated July 29, 2002 (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, and incorporated herein by reference).

10(r)	Employment Agreement with Donald A. Mierzwa dated July 29, 2002 (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, and incorporated herein by reference).

10(s)	Employment Agreement with Brad A. Waite dated July 29, 2002 (Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, and incorporated herein by reference).

Exhibit No.	Document

21*	List of subsidiaries of the Company.
23*	Consent of Deloitte & Touche LLP.
24	Power of Attorney for William G. Kelley, Michael L. Glazer and Michael J. Potter (Exhibit 24 included in Part II of the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.1	Power of Attorney for David T. Kollat (Exhibit 24.1 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).
24.2	Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).
24.3	Power of Attorney for William A. Wickham (Exhibit 24.5 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).
24.4	Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).
24.5	Power of Attorney for W. Eric Carlborg (Exhibit 24.6 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference).
24.6	Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference).
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expense	Accounts	Deductions	Period

Fiscal year ended February 1, 2003 – Inventory valuation allowance (a)	$1,672	1,337		130	$2,879
Fiscal year ended February 2, 2002 - Inventory valuation allowance (a)	$1,659	224		211	$1,672
Fiscal year ended February 3, 2001 - Inventory valuation allowance (a)	$3,946	10,511		12,798	$1,659

(a)   Consists primarily of reserve for merchandise returns and markdowns of aged goods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

BIG LOTS, INC.

Date:	April 17, 2003	By: /s/ MICHAEL J. POTTER

Michael J. Potter
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 17, 2003	By: /s/ MICHAEL J. POTTER

Michael J. Potter
Chairman of the Board, Chief Executive Officer
and President

Date:	April 17, 2003	By: /s/ JEFFREY G. NAYLOR

Jeffrey G. Naylor
Senior Vice President and Chief
Financial Officer

Date:   April 17, 2003

Sheldon M. Berman	David T. Kollat	Michael J. Potter
W. Eric Carlborg	Brenda J. Lauderback	Dennis B. Tishkoff
Michael L. Glazer		William A. Wickham
Directors	Directors	Directors

Albert J. Bell, by signing his name hereto, does hereby sign this Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

By: /s/ ALBERT J. BELL	By: /s/ ALBERT J. BELL

Albert J. Bell	Albert J. Bell
Vice Chairman of the Board	Attorney-in-Fact
and Chief Administrative Officer

Dated:  April 17, 2003

CERTIFICATION

I, Michael J. Potter, certify that:

1.     I have reviewed this annual report on Form 10-K of Big Lots, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 17, 2003	By:	/s/ Michael J. Potter

Michael J. Potter
Chairman of the Board, Chief
Executive Officer and President

CERTIFICATION

I, Jeffrey G. Naylor, certify that:

1.     I have reviewed this annual report on Form 10-K of Big Lots, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 17, 2003	By:	/s/ Jeffrey G. Naylor

Jeffrey G. Naylor
Senior Vice President and Chief Financial
Officer