Form 10-Q
period 2003-05-03
BIG LOTS INC
filed 2003-06-11
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

The number of Common Shares, $.01 par value, outstanding as of June 9, 2003 was 116,735,408 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 3, 2003

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended

	May 3,	May 4,
	2003	2002

Net sales	$948,382	$904,141

Costs and expenses:

Cost of sales	550,270	525,639

Selling and administrative expenses	376,918	353,493

Operating income	21,194	25,009

Interest expense	4,805	5,064

Interest income	(459)	(231)

Income from operations before income taxes	16,848	20,176

Income tax expense	6,655	7,969

Net income	$10,193	$12,207

Income per common share — basic	$0.09	$0.11

Income per common share — diluted	$0.09	$0.11

Weighted average common shares outstanding:

Basic	116,479	115,175

Dilutive effect of stock options	90	363

Diluted	116,569	115,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 3,	February 1,
	2003(a)	2003

ASSETS

Current assets:

Cash	$28,612	$23,193

Cash equivalents	137,206	143,815

Short-term investments	5,000

Inventories	760,437	776,210

Deferred income taxes	61,675	61,221

Other current assets	68,374	64,728

Total current assets	1,061,304	1,069,167

Property and equipment — net	558,864	532,264

Deferred income taxes	19,816	17,766

Other assets	22,149	23,074

	$1,662,133	$1,642,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$279,900	$241,905

Accrued liabilities	134,974	169,002

Total current liabilities	414,874	410,907

Long-term obligations	204,000	204,000

Other liabilities	1,211	1,183

Commitments and contingencies

Shareholders’ equity:

Common stock — authorized 290,000 shares, $.01 par value; issued 116,696 shares and 116,165 shares, respectively	1,167	1,162

Additional paid-in capital	463,712	458,043

Retained earnings	577,169	566,976

Total shareholders’ equity	1,042,048	1,026,181

	$1,662,133	$1,642,271

(a)	Unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Thirteen Weeks Ended

	May 3,	May 4,
	2003	2002

Operating activities:

Net income	$10,193	$12,207

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	20,576	18,781

Deferred income taxes	(2,504)	56,034

Loss on sales of equipment	232	386

Bank and bond fees	963	(3,361)

Employee benefits paid with common stock	4,565	4,642

Other	57	976

Change in assets and liabilities	16,096	(35,170)

Net cash provided by operating activities	50,178	54,495

Investing activities:

Capital expenditures	(47,438)	(17,017)

Short-term investments	(5,000)

Proceeds from sale of equipment	32

Other	(41)	1,552

Net cash used in investing activities	(52,447)	(15,465)

Financing activities:

Payments of short-term credit agreements		(90)

Proceeds from exercise of stock options	1,051	13,136

Increase in deferred credits	28

Net cash provided by financing activities	1,079	13,046

Increase (decrease) in cash and cash equivalents	(1,190)	52,076

Cash and cash equivalents:

Beginning of period	167,008	28,822

End of period	$165,818	$80,898

Supplemental disclosure of cash flow information:

Cash paid for interest	$2	$46

Cash paid for income taxes (excluding refunds)	$26,206	$23,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The Condensed Consolidated Balance Sheet at May 3, 2003, and the Condensed Consolidated Statements of Operations and Statements of Cash Flows for the thirteen week periods ended May 3, 2003 and May 4, 2002, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items. The Condensed Consolidated Financial Statements include the accounts of the Company and those subsidiaries for which the Company, directly or indirectly, has the ability to exercise significant influence over operating and financial policies. All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that the Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Interim results are not necessarily indicative of results for a full year.

Note 2 — Summary of Significant Accounting Policies

Segment Reporting

The Company manages its business on the basis of one segment, broadline closeout retailing. As of May 3, 2003 and May 4, 2002, all of the Company’s operations were located within the United States.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. When the intended holding period of a liquid investment exceeds three months, the Company will classify the cash equivalent as a short-term investment. The Company’s policy is to invest in instruments at or above investment grade.

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

(In thousands, except per share amounts)	May 3, 2003	May 4, 2002

Net income:

As reported	$10,193	$12,207

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	1,722	1,747

Pro forma	$8,471	$10,460

Income per common share — basic:

As reported	$.09	$.11

Pro forma	.07	.09

Income per common share — diluted:

As reported	$.09	$.11

Pro forma	.07	.09

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted-average fair value of options granted	$5.22	$6.37

Risk-free interest rates	3.0%	4.3%

Expected life (years)	4.8	5.4

Expected volatility	58.1%	54.8%

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Such assumptions include the discount rate, the rate of increase in compensation levels, and the expected long-term rate of return on the related assets.

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

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. As of May 3, 2003, the amount of the Company’s intangible assets was $0.25 million and the related accumulated amortization was $0.02 million.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At May 3, 2003, the Company held no available-for-sale equity securities.

Insurance Reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

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

Note 3 — Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe This pronouncement was adopted in fiscal 2003 and has no material impact on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan period. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement has no material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. Although the Company has not changed to the fair value method, the disclosure requirements of this Statement have been adopted.

Note 4 — Debt

On May 8, 2001, the Company entered into a senior revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s prior senior unsecured revolving credit facility (“Prior Revolver”) which, at the time of its replacement, consisted of a $500 million revolving credit facility that was due to expire on May 6, 2002. There were no borrowings under the Revolving Credit Agreement for the quarters ended May 3, 2003, and May 4, 2002.

Also on May 8, 2001, the Company entered into the Senior Note Agreement pursuant to which it completed a $204 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”). Principal maturities of long-term debt for the current and next four fiscal years are as follows:

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

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended to exclude the non-cash fiscal 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

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

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million three-year revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the Condensed Consolidated Statement of Operations.

Note 5 — Contingencies and Litigation

On April 25, 2003, the Company received final court approval for the settlement of an employment-related legal proceeding. The Company was fully reserved for this employment-related matter as of February 1, 2003, the amount was not material and the Company does not believe that the finalization of this employment-related matter significantly impacts its future operating results.

The Company is currently a party to two purported class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain of the Company’s former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour laws and seek damages, restitution, reclassification and attorneys fees and costs. While the alleged damages in these lawsuits are substantial, the Company is vigorously defending these actions and is also pursuing alternative dispute resolution possibilities. The Company believes that if an adverse resolution of these cases occurs, it could have a material adverse effect on the Company’s results of operations for the year in which resolution occurs. However, management does not believe that such an adverse resolution would have a material adverse effect on the Company’s financial condition or liquidity. The liability, if any, associated with this matter was not estimable at May 3, 2003. Where and to the extent that the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability.

The Company and its subsidiaries are or may be subject to certain other legal proceedings and claims, including a legal proceeding concerning a former advertising practice with respect to the pricing of products, which are incidental to their ordinary course of business. Management continues to believe that meritorious defenses are available to the Company and will aggressively defend the Company in these actions. No liabilities have been recorded relating to these matters because the liabilities, if any, were not estimable at May 3, 2003. Where and to the extent that the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability.

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

Recent Announcements

In conjunction with the Company’s initiative to change its name to Big Lots, Inc., 434 stores were converted during the fiscal years of 2001 and 2002, including 380 stores previously operating under the names Odd Lots,

Mac Frugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets. As of the end of fiscal 2002, all stores were operating under the Big Lots name.

In connection with this process, the Company has made certain improvements to the converted sites. The improvements made vary by location and include, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offers numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the change will also allow it to leverage television advertising and other expenses.

During the first quarter of fiscal 2003, the Company continued to remodel stores, making similar improvements as those made to the conversion stores and described above. The Company anticipates remodeling approximately 213 stores during fiscal 2003, of which 59 were completed in the first quarter. In addition to the remodeled stores, the Company added 34 furniture departments during the first quarter and continued construction of its fifth distribution center in Durant, Oklahoma.

In addition, the Company began a national television campaign in the first quarter of fiscal 2003, which, for the first time covered all stores in all markets. Markets that received television coverage during fiscal 2002 will remain at their historical media target rating point levels, while new markets not previously covered will benefit from television advertising for the first time. The Company estimates that approximately 40% of stores received television advertising coverage during the first half of fiscal 2002, with approximately 60% receiving television advertising coverage during the second half of fiscal 2002. New 30-second television commercials have been produced for fiscal 2003 to build awareness and to promote the Big Lots brand.

Overview

The Company is the nation’s largest broadline closeout retailer. At May 3, 2003, the Company operated a total of 1,392 stores in 45 states under the names BIG LOTS and BIG LOTS FURNITURE. The Company’s goal is to build upon its leadership position in broadline closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for future growth.

Wholesale operations are currently conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online purchasing at biglotswholesale.com.

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

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its seasonal credit lines in the first three fiscal quarters and has substantially repaid the borrowings during the fourth fiscal quarter. During the fiscal year 2002, the Company did not begin drawing on its seasonal credit lines until the third quarter and had completely repaid these seasonal borrowings prior to the end of the fourth quarter. For fiscal year 2003, the Company does not expect to begin drawing on its seasonal credit lines until the third quarter.

The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks ended

	May 3, 2003	May 4, 2002

Net sales	100.0%	100.0%

Gross profit	42.0	41.9

Selling and administrative expenses	39.7	39.1

Operating profit	2.2	2.8

Interest expense	0.5	0.6

Interest income	(0.0)	(0.0)

Income from operations before income taxes	1.8	2.3

Income tax expense	0.7	0.9

Net income	1.1%	1.4%

Number of stores in operation at the end of period	1,392	1,349

Results of Operations

Net Sales

Net sales increased to $948.4 million for the thirteen week period ended May 3, 2003, from $904.1 million for the thirteen week period ended May 4, 2002, an increase of $44.3 million, or 4.9%. This increase resulted from a comparable stores sales increase of 1.0%, with the remaining 3.9% growth driven primarily by an increase of 43 new stores year over year (net of store closings). The Company attributes its first quarter comparable store sales increase of 1.0% to an increase in the dollar value of the average transaction of 0.8% and an increase in the number of customer transactions of 0.2%.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for the thirteen week period ended, May 3, 2003, may have resulted from several factors such as more reliable in-stock levels on consumables products, more productive advertising circulars, increased television advertising spending, the successful re-grand opening of 434 conversion stores and 59 remodel stores since March 2001, and the introduction of furniture departments in 129 stores over the prior year. In terms of product categories, first quarter 2003 sales growth was driven by strong gains in domestics, furniture, hardlines, and consumables.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable year-to-date store sales for all reportable periods as well as growth in customer transactions and in the value of the average transaction:

	Thirteen weeks ended

	May 3, 2003	May 4, 2002

Comparable Store Sales	1.0%	11.7%

Customer Transactions	0.2%	5.1%

Value of the Average Transaction	0.8%	6.6%

Gross Profit

Gross profit increased $19.6 million in the first quarter of 2003 to $398.1 million from $378.5 million in the first quarter of 2002. Gross profit as a percent of net sales increased slightly to 42.0% in the first quarter of 2003 compared to 41.9% in the first quarter of the prior year, with the major elements of gross profit consistent with prior year levels.

Selling and Administrative Expenses

Selling and administrative expenses increased $23.4 million in the first quarter of 2003 to $376.9 million from $353.5 million in the first quarter of 2002. As a percent of net sales, selling and administrative expenses increased 60 basis points to 39.7% from 39.1% in the prior year first quarter.

The rate increase over last year is primarily due to investment spending related to 2003 business initiatives (national television advertising, payroll and supplies associated with store remodels, and additional furniture departments) coupled with expense deleverage associated with the 1% comparable store sales growth (primarily salaried payroll, store occupancy and insurance).

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements), decreased slightly as a percentage of sales for the first quarter as compared to 2002, with the major elements of warehousing and distribution costs consistent with prior year levels.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $4.8 million in the first quarter of 2003 compared to $5.1 million in the first quarter of 2002. As a percentage of net sales, interest expense was 0.5%, slightly down from 0.6% in the first quarter of 2002. The 2003 interest primarily relates to the Senior Notes and the amortization of debt issuance costs. The decrease in interest expense for the quarter compared to the same period in fiscal 2002 is primarily due to the capitalization of interest expense related to construction costs for the new distribution center in Durant, Oklahoma.

Interest Income

Interest income was $0.5 million in the first quarter of 2003 compared to $0.2 million in the first quarter of 2002. Interest income is generated by interest earned on cash equivalents. Cash equivalents in the first quarter of 2003 were $137.2 million compared to $54.8 million for the same period in 2002.

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

Also on May 8, 2001, the Company entered into the Senior Note Agreement pursuant to which it completed a $204 million private placement of Senior Notes. Principal maturities of long-term debt for the current and next four fiscal years are as follows:

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

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, both the Revolving Credit Agreement and Senior Note Agreement were amended to exclude the non-cash fiscal 2001 fourth quarter charge from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002 amendments, the Company provided collateral, consisting principally of its inventories, as security for both the Revolving Credit and Senior Note Agreements, and agreed to certain changes in other terms.

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

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. The Company believes that the remaining $358.75 million three-year revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the statement of operations.

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at May 3, 2003, was $646.4 million. Net debt as of May 3, 2003 was $62 million, down $87 million compared to last year. In addition, $22.4 million was outstanding in letters of credit, which reside under the Revolving Credit Agreement, and there were $142.2 million of invested funds.

Capital expenditures were $47.4 million for the thirteen week period ended May 3, 2003, an increase of $30.4 million from the same period of 2002. Capital expenditures in 2003 were primarily driven by the construction of a new distribution facility in Durant, Oklahoma, remodeling of existing stores related to the Company’s strategic initiatives, and new store openings. Capital expenditures in 2002 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings. Capital expenditures requirements in 2003 are anticipated to be approximately $160-$165 million, primarily to complete the new distribution facility in Durant, Oklahoma, invest in new store and store expansions, and remodel approximately 213 existing Big Lots stores.

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

The Company’s accounting policies are more fully described in the Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements. The Company has certain critical accounting policies and accounting estimates, which are described below.

Cash, Cash Equivalents and Short-term Investments. Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. When the intended holding period of a liquid investment exceeds three months, the Company will classify the cash equivalent as a short-term investment. The Company’s policy is to invest in instruments at or above investment grade.

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

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s Condensed Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company does not expect changes in interest rates in 2003 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change.

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

Part II-Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Document

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	The Company filed a Current Report on Form 8-K dated February 26, 2003, announcing that the Company had issued a press release setting forth its results of operations for the quarter and year ended February 1, 2003, and issued its fiscal 2003 earnings guidance. A copy of the press release was attached to the filing.

(2)	The Company filed a Current Report on Form 8-K dated April 11, 2003, that set forth a revised Summary Compensation Table for inclusion in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC. (Registrant)

Dated:	June 11, 2003	By: /s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer

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

Dated:	June 11, 2003	By: /s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President

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

Dated:	June 11, 2003	By: /s/ Jeffrey G. Naylor Jeffrey G. Naylor Senior Vice President and Chief Financial Officer