Form 10-Q
period 2003-08-02
BIG LOTS INC
filed 2003-09-11
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From___________ to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of Common Shares, $.01 par value, outstanding as of September 8, 2003 was 116,894,171 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 2, 2003

			Page

PART I. Financial Information
Item 1.	Financial Statements
	a)	Condensed Consolidated Statements of Operations for the Thirteen Week and Twenty-Six Week Periods Ended August 2, 2003 (Unaudited) and August 3, 2002 (Unaudited)	3
	b)	Condensed Consolidated Balance Sheets as of August 2, 2003 (Unaudited) and February 1, 2003	4
	c)	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended August 2, 2003 (Unaudited) and August 3, 2002 (Unaudited)	5
	d)	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23
Item 4.	Controls and Procedures		23
PART II. Other Information
Item 1.	Legal Proceedings		24
Item 2.	Changes in Securities and Use of Proceeds		24
Item 3.	Defaults Upon Senior Securities		24
Item 4.	Submission of Matters to a Vote of Security Holders		24
Item 5.	Other Information		24
Item 6.	Exhibits and Reports on Form 8-K		25
SIGNATURE			26

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$949,275	$879,255	$1,897,657	$1,783,396
Costs and expenses:
Cost of sales	557,634	510,993	1,107,904	1,036,632
Selling and administrative expenses	401,179	358,054	778,097	711,547

Operating (loss) income	(9,538)	10,208	11,656	35,217
Interest expense	3,906	5,139	8,711	10,203
Interest income	(272)	(250)	(731)	(481)

(Loss) income before income taxes	(13,172)	5,319	3,676	25,495
Income tax (benefit) expense	(5,203)	2,101	1,452	10,070

Net (loss) income	$(7,969)	$3,218	$2,224	$15,425

(Loss) income per common share - basic	$(0.07)	$0.03	$0.02	$0.13

(Loss) income per common share - diluted	$(0.07)	$0.03	$0.02	$0.13

Weighted average common shares outstanding:
Basic	116,754	116,019	116,616	115,597
Dilutive effect of stock options	—	1,447	175	884

Diluted	116,754	117,466	116,791	116,481

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	August 2, 2003	February 1, 2003

ASSETS
Current assets:
Cash	$25,175	$23,193
Cash equivalents	58,009	143,815
Inventories	819,902	776,210
Deferred income taxes	65,194	61,221
Other current assets	85,703	64,728

Total current assets	1,053,983	1,069,167

Property and equipment - net	576,831	532,264
Deferred income taxes	21,889	17,766
Other assets	21,688	23,074

	$1,674,391	$1,642,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303,374	$241,905
Accrued liabilities	130,422	169,002

Total current liabilities	433,796	410,907

Long-term obligations	204,000	204,000
Other liabilities	1,095	1,183
Commitments and contingencies
Shareholders’ equity:
Common stock - authorized 290,000 shares, $.01 par value; issued 116,810 shares and 116,165 shares, respectively	1,168	1,162
Additional paid-in capital	465,131	458,043
Retained earnings	569,201	566,976

Total shareholders’ equity	1,035,500	1,026,181

	$1,674,391	$1,642,271

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Twenty-six weeks ended

	August 2, 2003	August 3, 2002

Operating activities:
Net income	$2,224	$15,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,692	39,901
Deferred income taxes	(8,097)	20,120
Loss on sales of property and equipment	580	464
Bank and bond fees	1,925	(2,573)
Employee benefits paid with common stock	4,565	4,642
Other	(340)	62
Change in assets and liabilities	(41,778)	(43,777)

Net cash provided by operating activities	1,771	34,264

Investing activities:
Capital expenditures	(87,868)	(47,258)
Proceeds from sale of equipment	35	1,832
Other	(96)	1,464

Net cash used in investing activities	(87,929)	(43,962)

Financing activities:
Proceeds from exercise of stock options	2,334	15,342

Net cash provided by financing activities	2,334	15,342

(Decrease) increase in cash and cash equivalents	(83,824)	5,644
Cash and cash equivalents:
Beginning of period	167,008	28,822

End of period	$83,184	$34,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,560	$8,322
Cash paid for income taxes (excluding refunds)	$44,345	$34,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The Condensed Consolidated Balance Sheet at August 2, 2003, and the Condensed Consolidated Statements of Operations and Statements of Cash Flows for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items. The Condensed Consolidated Financial Statements include the accounts of the Company and those subsidiaries for which the Company, directly or indirectly, has the ability to exercise significant influence over operating and financial policies. All significant intercompany transactions have been eliminated.

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

Note 2 – Summary of Significant Accounting Policies

Segment Reporting

The Company manages its business on the basis of one segment, broadline closeout retailing. As of August 2, 2003 and August 3, 2002, all of the Company’s operations were located within the United States.

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

Merchandise Inventories

Merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to properly record inventory at the lower of cost or market, and these assumptions are based on historical experience and current information. The Company’s assumptions include significant judgments and estimates made by management including merchandise markup, markdowns, shrinkage, and the aging of inventories, each of which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that would materially reduce its cost of sales.

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” If compensation cost for the Company’s stock options had been determined based on the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts as follows (see Stock Plans in the Notes to the Consolidated Financial Statements):

	Twenty-six weeks ended

(In thousands, except per share amounts)	August 2, 2003	August 3, 2002

Net (loss) income:
As reported	$(7,969)	$3,218
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	1,536	1,762

Pro forma	$(9,505)	$1,456

(Loss) income per common share - basic:
As reported	$(0.07)	$0.03
Pro forma	$(0.08)	$0.01
(Loss) income per common share - diluted:
As reported	$(0.07)	$0.03
Pro forma	$(0.08)	$0.01

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	August 2, 2003	August 3, 2002

Weighted-average fair value of options granted	$6.75	$9.10
Risk-free interest rates	3.0%	4.3%
Expected life (years)	4.9	5.4
Expected volatility	57.6%	54.8%

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

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight), markdowns and inventory shrinkage, as well as cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), warehousing and distribution costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. As of August 2, 2003, the amount of the Company’s intangible assets was $0.30 million and the related accumulated amortization was $0.02 million.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At August 2, 2003, the Company held no available-for-sale equity securities.

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

Note 3 - Recent Accounting Pronouncements

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

Note 4 – Debt

On May 8, 2001, the Company entered into a senior revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s prior senior unsecured revolving credit facility (“Prior Revolver”) which, at the time of its replacement, consisted of a $500 million revolving credit facility that was due to expire on May 6, 2002. There were no outstanding borrowings under the Revolving Credit Agreement during the quarters ended August 2, 2003, and August 3, 2002.

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

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates at least quarterly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May 2005, and to reduce the size of the facility from $358.75 million to $300 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300 million revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the Condensed Consolidated Statement of Operations.

Note 5 – Contingencies and Litigation

The Company and its subsidiaries are or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance and other matters that are incidental to their ordinary course of business. Where and to the extent that the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability.

The Company recently reached a preliminary settlement of purported class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain of the Company’s former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws. The recent preliminary settlement, which addresses claims dating back to 1996 and is subject to court approval, fully resolves all claims brought by the plaintiffs in these California lawsuits. Under the preliminary settlement, the Company would make a cash settlement payment of $10 million to cover claims by eligible class members, attorneys’ fees and costs of the class members, cost to a third-party administrator and applicable employer payroll taxes. The Company does not expect the settlement to have a material impact on its labor costs going forward. While the settlement is still subject to final court approval, the Company believes that the liability is both probable and can be reasonably estimated.

The Company has also recently reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The KB Toy Division was sold by the Company on December 7, 2000. The lawsuit alleged that KB Toys improperly used comparative pricing in its advertisements before and after such sale. The preliminary settlement, which is still subject to court approval, calls for the payment of certain attorneys’ fees and administrative expenses, discounts to be provided to KB customers and a potential toy donation to national charities. The total value of the settlement as preliminarily approved by the court is estimated to be approximately $4.0 million. If the settlement receives final court approval, it is anticipated that the settlement amount will be paid in fiscal 2003. It remains unclear as to what portion of the costs associated with the settlement, if any, will be the responsibility of the Company. However, in the event the Company is found to be ultimately responsible for any or all of the settlement amount, the cost will be recorded by the Company as a charge to discontinued operations.

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

Note 6 – Additional Data

The following is a summary of certain financial data:

	August 2, 2003	February 1, 2003
(In thousands)
Property and equipment - at cost	$1,177,324	$1,094,490
Less accumulated depreciation	600,493	562,226

Property and equipment - net	$576,831	$532,264

Other current assets:
Accounts receivable	$20,939	$21,878
Prepaid expenses and other current assets	64,764	42,850

	$85,703	$64,728

The $21.9 million change in prepaid expenses and other current assets as of August 2, 2003 is primarily due to a change in estimated income tax payments.

Accrued liabilities:
Salaries and wages	$28,752	$48,687
Property, payroll, and other taxes	98,048	94,642
Interest and income taxes	3,622	25,673

	$130,422	$169,002

The following analysis supplements changes in current assets and current liabilities presented in the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended:

	August 2, 2003	August 3, 2002
(In thousands)
Inventories	$(43,692)	$(99,077)
Other current assets	(20,975)	(7,582)
Accounts payable	61,469	41,232
Accrued liabilities	(38,580)	21,650

	$(41,778)	$(43,777)

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

In connection with this process, the Company made certain improvements to the converted sites. The improvements made varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offered numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the change also allowed it to leverage television advertising and other expenses.

During the first and second quarters of fiscal 2003, the Company continued to remodel stores, making similar improvements as those made to the conversion stores which are described above. The Company completed the remodel of 211 stores, 178 were completed during the first half of fiscal 2003 and an additional 33 stores were completed through August 14, 2003. Additionally, the Company added a net of 87 furniture departments to new and existing stores and expanded the square footage allocated to furniture in 183 existing furniture departments during the first two quarters of fiscal 2003, and continued construction of its fifth distribution center in Durant, Oklahoma.

The Company continued its national television campaign that began in the first quarter of fiscal 2003 which, for the first time, covered all stores in all markets. Markets that received television coverage during fiscal 2002 will remain at their historical media target rating point levels, while new markets not previously covered will benefit from television advertising for the first time. The Company estimates that approximately 40% of stores received television advertising coverage during the first half of fiscal 2002, with approximately 60% receiving television advertising coverage during the second half of fiscal 2002. New 30-second television commercials have been produced for fiscal 2003 to build awareness and to promote the Big Lots brand.

The Company recently reached a preliminary settlement of purported class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain of the Company’s former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws. The recent preliminary settlement, which addresses claims dating back to 1996 and is subject to court approval, fully resolves all claims brought by the plaintiffs in these California lawsuits. Under the preliminary settlement, the Company would make a cash settlement payment of $10 million to cover claims by eligible class members, attorneys’ fees and costs of the class members, cost to a third-party administrator and applicable employer payroll taxes. The Company does not expect the settlement to have a material impact on its labor costs going forward. While the settlement is still subject to final court approval, the Company believes that the liability is both probable and can be reasonably estimated.

The Company has also recently reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The KB Toy Division was sold by the Company on December 7, 2000. The lawsuit alleged that KB Toys improperly used comparative pricing in its advertisements before and after such sale. The preliminary settlement, which is still subject to court approval, calls for the payment of certain attorneys’ fees and administrative expenses, discounts to be provided to KB customers and a potential toy donation to national charities. The total value of the settlement as preliminarily approved by the court is estimated to be approximately $4.0 million. If the settlement receives final court approval, it is anticipated that the settlement amount will be paid in fiscal 2003. It remains unclear as to what portion of the costs associated with the settlement, if any, will be the responsibility of the Company. However, in the event the Company is found to be ultimately responsible for any or all of the settlement amount, the cost will be recorded by the Company as a charge to discontinued operations.

On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May 2005, and to reduce the size of the facility from $358.75 million to $300 million to better match the facility size with the liquidity needs of the Company and minimize facility fees.

Overview

The Company is the nation’s largest broadline closeout retailer. At August 2, 2003, the Company operated a total of 1,404 stores in 45 states under the names BIG LOTS and BIG LOTS FURNITURE. The Company’s goal is to build upon its leadership position in broadline closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for future growth.

Wholesale operations are currently conducted through BIG LOTS WHOLESALE, CONSOLIDATED INTERNATIONAL, WISCONSIN TOY, and with online purchasing at biglotswholesale.com.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth quarter. In addition, the Company’s quarterly results can be affected by the timing of store openings and closings, the amount of net sales contributed by new and existing stores, as well as the timing of remodels, television and circular advertising, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth quarter, the Company purchases a substantial amount of inventory during the third quarter and hires a significant number of temporary employees to increase store staffing during the fourth quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit lines in the first three fiscal quarters and has substantially repaid the borrowings during the fourth fiscal quarter. During the fiscal year 2002, the Company did not begin drawing on its credit lines until the third quarter and had completely repaid these seasonal borrowings prior to the end of the fourth quarter. For fiscal year 2003, the Company does not expect to begin drawing on its seasonal credit lines until the third quarter.

The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks ended		Twenty-six weeks ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	41.3	41.9	41.6	41.9
Selling and administrative expenses	42.3	40.7	41.0	39.9

Operating (loss) profit	(1.0)	1.2	0.6	2.0
Interest expense	0.4	0.6	0.5	0.5
Interest income	(0.0)	(0.0)	(0.0)	(0.0)

(Loss) income from operations before income taxes	(1.4)	0.6	0.2	1.4
Income tax (benefit) expense	(0.5)	0.2	0.1	0.6

Net (loss) income	(0.8)%	0.4%	0.1%	0.9%

Number of stores in operation at the end of the period	1,404	1,357	1,404	1,357

Results of Operations

Net Sales

Net sales increased to $949.3 million for the thirteen week period ended August 2, 2003, from $879.3 million for the thirteen week period ended August 3, 2002, an increase of $70 million, or 8.0%. This increase resulted from a comparable stores sales increase of 3.4%, with the remaining 4.6% growth driven primarily by an increase of 47 new stores year over year (net of store closings). The Company attributes its second quarter comparable store sales increase of 3.4% to an increase in the dollar value of the average transaction of 1.1% and an increase in the number of customer transactions of 2.3%. In terms of product categories, the second quarter comparable store sales increase of 3.4% was driven primarily by strong gains in hardlines, consumables, furniture, and seasonal merchandise.

Net sales increased to $1,897.7 million for the twenty-six week period ended August 2, 2003, from $1,783.4 million for the twenty-six week period ended August 3, 2002, an increase of $114.3 million, or 6.4%. This increase resulted from a comparable stores sales increase of 2.2%, with the remaining 4.2% growth driven primarily by an increase of new stores year over year (net of store closings). The Company attributes its year-to-date comparable store sales increase of 2.2% to an increase in the dollar value of the average transaction of 1.0% and an increase in the number of customer transactions of 1.2%. In terms of product categories, the year-to-date comparable store sales increase of 2.2% was driven primarily by strong gains in domestics, hardlines, furniture, consumables and seasonal merchandise.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for the thirteen and twenty-six week periods ended, August 2, 2003, may have resulted from several factors such as the launch of the Company’s first national television advertising campaign, more productive advertising circulars, the successful re-grand opening of 434 conversion stores and 211 remodel stores since March 2001, the introduction of furniture departments in 87 additional stores, as well as the allocation of additional square footage to 183 furniture departments in existing stores, and more reliable in-stock levels on consumables products.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable year-to-date store sales increase for all reportable periods as well as growth in customer transactions and in the value of the average transaction:

	Twenty-six weeks ended

	August 2, 2003	August 3, 2002

Comparable store sales	2.2%	12.0%
Customer transactions	1.2%	5.7%
Value of the average transaction	1.0%	6.3%

Gross Profit

Gross profit increased $23.3 million in the second quarter of fiscal 2003 to $391.6 million from $368.3 million in the second quarter of fiscal 2002. Gross profit as a percent of net sales decreased to 41.3% in the second quarter of fiscal 2003 compared to 41.9% in the second quarter of the prior year. The gross profit decrease for the thirteen week period is principally due to markdowns related to the promotion of spring decorative merchandise. Harsh winter weather and late deliveries due to the West Coast port dispute resulted in lower than expected sales of this seasonal product in the first quarter of fiscal 2003. Consequently, the Company decided to agressively promote this category in the second quarter of fiscal 2003.

Gross profit increased $43.0 million in the first half of fiscal 2003 to $789.8 million from $746.8 million in the first half of fiscal 2002. Gross profit as a percent of net sales decreased to 41.6% in the first half of fiscal 2003 compared to 41.9% in the first half of the prior year. The gross profit decrease for the twenty-six week period is driven by product mix, primarily due to better than expected sales in lower markup categories such as consumables, as well as higher markdowns related to the promotion of spring decorative merchandise.

Selling and Administrative Expenses

Selling and administrative expenses increased $43.1 million in the second quarter of fiscal 2003 to $401.2 million from $358.1 million in the second quarter of fiscal 2002. As a percent of net sales, selling and administrative expenses increased 160 basis points to 42.3% from 40.7% in the prior year second quarter.

The second quarter 160 basis point increase in the selling and administrative expense rate over the second quarter of the prior year is primarily attributable to a $10.5 million charge to settle purported class action lawsuits in California (110 basis points) and investment spending related to 2003 business initiatives (60 basis points), partially offset by leverage across other expense categories (10 basis points). The 60 basis point increase in the selling and administrative expense rate attributable to fiscal 2003 business initiative represents expenditures on national television advertising, payroll and supplies related to store remodels, and costs associated with adding or expanding furniture departments.

Selling and administrative expenses increased $66.6 million in the first half of fiscal 2003 to $778.1 million from $711.5 million in the first half of fiscal 2002. As a percent of net sales, selling and administrative expenses increased 110 basis points to 41.0% from 39.9% in the prior year twenty-six week period.

The year-to-date 110 basis point increase in the selling and administrative expense rate over the prior year is primarily attributable to a $10.5 million charge to settle purported class action lawsuits in California (60 basis points) and investment spending related to fiscal 2003 business initiatives (60 basis points), partially offset by leverage across other expense categories (10 basis points), with supply chain efficiencies and leverage on general office expenses more than offsetting increases in health insurance and utilities expenses as a percent of sales.

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements), decreased approximately 8 basis points and 5 basis points, respectively, as a percent of net sales for both the second quarter and year-to-date periods as compared to fiscal 2002.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $3.9 million in the second quarter of fiscal 2003 compared to $5.1 million in the second quarter of fiscal 2002, and was $8.7 million for the twenty-six week period ended August 2, 2003 compared to $10.2 million for the same period of 2002. As a percent of net sales, interest expense was slightly down for both the quarter and year-to-date as compared to fiscal 2002. The fiscal 2003 interest expense primarily relates to the Senior Notes and the amortization of debt issuance costs. The decrease in interest expense for the quarter and year-to-date compared to the same period in fiscal 2002 is primarily due to the capitalization of interest expense related to construction costs for the new distribution center in Durant, Oklahoma.

Interest Income

Interest income was $0.3 million in the second quarter of fiscal 2003 compared to $0.3 million in the second quarter of fiscal 2002. Year-to-date interest income was $0.7 million compared to $0.5 million in 2002. Interest income is generated by interest earned on cash equivalents. Cash equivalents as of August 2, 2003 were $58.0 million compared to $10.5 million for the same period in fiscal 2002.

Income Taxes

The effective tax rate of the Company is currently at 39.5%. This remains unchanged from the prior year effective tax rate.

During the second quarter of fiscal 2003, the Internal Revenue Service concluded its field examination of the Company’s 1997 through 2000 federal income tax returns, which includes the carryback of the net operating loss generated in fiscal 2000. The Company is awaiting final review of the examination and carryback by the Joint Committee on Taxation. Management believes that adequate amounts of tax and related interest have been provided for the field examination and the final review.

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

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates at least quarterly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May, 2005, and to reduce the size of the facility from $358.75 million to $300 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300 million revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the statement of operations.

The primary sources of liquidity for the Company have been cash flow from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at August 2, 2003, was $620.2 million. Net debt (defined as long-term obligations less cash equivalents) as of August 2, 2003 was $146.0 million, down $47.5 million compared to last year. In addition, $46.8 million was outstanding in letters of credit, which reside under the Revolving Credit Agreement, and there were $58.0 million of invested funds.

Capital expenditures were $87.9 million for the twenty-six week period ended August 2, 2003, an increase of $40.6 million from the same period of fiscal 2002. Capital expenditures in fiscal 2003 were primarily driven by the construction of a new distribution facility in Durant, Oklahoma, remodeling of existing stores, and new store openings. Capital expenditures in fiscal 2002 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings. Capital expenditures requirements in fiscal 2003 are anticipated to be approximately $160-$165 million, primarily to complete the new distribution facility in Durant, Oklahoma, invest in new store and store expansions, and remodel 211 existing Big Lots stores.

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

Cash, cash equivalents and short-term investments. Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. When the intended holding period of a liquid investment exceeds three months, the Company will classify the cash equivalent as a short-term investment. The Company policy is to invest in instruments at or above investment grade.

Merchandise inventories. Merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis, primarily on the retail method. Certain assumptions are made to properly record inventory at the lower of cost or market, and these assumptions are based on historical experience and current information. The Company’s assumptions include significant judgments and estimates made by management including merchandise markup, markdowns, shrinkage, and the aging of inventories, each of which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that would materially reduce its cost of sales.

Property and equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment.

Impairment. The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related long-lived asset and the anticipated undiscounted future net cash flows from the related asset is calculated and compared to the carrying value on the Company’s books. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

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

Cost of sales. Cost of sales includes the cost of merchandise (including related inbound freight), markdowns and inventory shrinkage, as well as cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective in design and operation in order to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

(b)	Changes in internal controls. No changes in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on May 20, 2003. At March 25, 2003, the record date, the Company had outstanding 116,631,804 common shares, $.01 par value per share. The number of common shares of the Company represented in person or by proxy and eligible to vote was 104,740,939. For more information on the following proposals voted upon by the shareholders, see the Company’s proxy statement dated April 8, 2003.

(1)	The shareholders elected each of the nine nominees to the Board of Directors.

Director	For	Withheld

Albert J. Bell	102,912,290	1,752,787
Sheldon M. Berman	99,305,529	5,359,548
David T. Kollat	102,929,126	1,735,951
Brenda J. Lauderback	99,318,683	5,346,394
Philip E. Mallott	102,924,079	1,740,998
Ned Mansour	102,930,314	1,734,763
Michael J. Potter	102,313,184	2,351,893
Russell Solt	102,917,673	1,747,404
Dennis B. Tishkoff	102,904,868	1,760,209

(2)	The shareholders rejected the proposal to transact such other business as may properly come before the Annual Meeting of Shareholders.

For:	39,939,806
Against:	43,287,967
Broker non-votes:	21,513,166

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Document

10	Fourth Amendment to Credit Agreement, dated as of July 31, 2003, by and among Big Lots Stores, Inc. (formerly Consolidated Stores Corporation), an Ohio corporation, as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined) parties thereto, and National City Bank, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC.
(Registrant)

Dated: September 11, 2003	By:	/s/ Jeffrey G. Naylor

Jeffrey G. Naylor
Senior Vice President and
Chief Financial Officer