Form 10-Q
period 2003-11-01
BIG LOTS INC
filed 2003-12-12
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission File Number 1-8897

BIG LOTS, INC.

(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio (Address of principal executive office)	43228-5311 (Zip Code)

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

The number of Common Shares, $.01 par value, outstanding as of December 5, 2003 was 116,917,355 and there were no Preferred Shares, $.01 par value, outstanding at that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 1, 2003

Part I. Financial Information	Page

Item 1. Financial Statements

a) Condensed Consolidated Statements of Operations for the Thirteen Week and Thirty-nine Week Periods Ended November 1, 2003 (Unaudited) and November 2, 2002 (Unaudited)	3

b) Condensed Consolidated Balance Sheets at November 1, 2003 (Unaudited) and February 1, 2003	4

c) Condensed Consolidated Statements of Shareholders’ Equity for the Thirty-nine Week Periods Ended November 1, 2003 (Unaudited) and November 2, 2002 (Unaudited)	5

d) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Week Periods Ended November 1, 2003 (Unaudited) and November 2, 2002 (Unaudited)	6

e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	22

Item 2. Changes in Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$948,117	$868,163	$2,845,774	$2,651,559

Costs and expenses:

Cost of sales	555,897	501,919	1,663,801	1,538,551

Selling and administrative expenses	396,947	369,160	1,175,044	1,080,707

Operating (loss) income	(4,727)	(2,916)	6,929	32,301

Interest expense	3,769	5,488	12,480	15,691

Interest income	(37)	(14)	(768)	(495)

(Loss) income from continuing operations before income taxes	(8,459)	(8,390)	(4,783)	17,105

Income tax (benefit) expense	(3,341)	(3,314)	(1,889)	6,756

(Loss) income from continuing operations	(5,118)	(5,076)	(2,894)	10,349

Discontinued operations	(1,259)	—	(1,259)	—

Net (loss) income	$(6,377)	$(5,076)	$(4,153)	$10,349

(Loss) income per common share — basic:

Continuing operations	$(0.04)	$(0.04)	$(0.02)	$0.09

Discontinued operations	(0.01)	—	(0.02)	—

Net (loss) income	$(0.05)	$(0.04)	$(0.04)	$0.09

(Loss) income per common share — diluted:

Continuing operations	$(0.04)	$(0.04)	$(0.02)	$0.09

Discontinued operations	(0.01)	—	(0.02)	—

Net (loss) income	$(0.05)	$(0.04)	$(0.04)	$0.09

Weighted average common shares outstanding:

Basic	116,877	116,120	116,703	115,771

Dilutive effect of stock options	—	—	—	1,025

Diluted	116,877	116,120	116,703	116,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	November 1, 2003	February 1, 2003

ASSETS

Current assets:

Cash	$32,008	$23,193

Cash equivalents	—	143,815

Inventories	987,111	776,210

Deferred income taxes	66,495	61,221

Other current assets	92,958	64,728

Total current assets	1,178,572	1,069,167

Property and equipment — net	590,401	532,264

Deferred income taxes	17,228	17,766

Other assets	21,208	23,074

	$1,807,409	$1,642,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$359,423	$241,905

Accrued liabilities	135,614	169,002

Total current liabilities	495,037	410,907

Long-term obligations	280,800	204,000

Other liabilities	1,088	1,183

Commitments and contingencies

Shareholders’ equity:

Common stock — authorized 290,000 shares, $.01 par value; issued 116,908 shares and 116,165 shares, respectively	1,169	1,162

Additional paid-in capital	466,492	458,043

Retained earnings	562,823	566,976

Total shareholders’ equity	1,030,484	1,026,181

	$1,807,409	$1,642,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except per share amounts)

	Common Stock Issued
			Additional Paid-in
	Shares	Amount	Capital	Retained Earnings	Total

Balance — February 2, 2002	114,398	$1,144	$435,970	$490,419	$927,533

Net income	—	—	—	10,349	10,349

Exercise of stock options	1,302	13	17,162	—	17,175

Employee benefits paid with common stock	444	5	4,637	—	4,642

Balance — November 2, 2002	116,144	1,162	457,769	500,768	959,699

Net income	—	—	—	66,208	66,208

Exercise of stock options	21	—	274	—	274

Employee benefits paid with common stock	—	—	—	—	—

Balance — February 1, 2003	116,165	1,162	458,043	566,976	1,026,181

Net loss	—	—	—	(4,153)	(4,153)

Exercise of stock options	309	3	3,888	—	3,891

Employee benefits paid with common stock	434	4	4,561	—	4,565

Balance — November 1, 2003	116,908	$1,169	$466,492	$562,823	$1,030,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-nine weeks ended

	November 1, 2003	November 2, 2002

Operating activities:

Net (loss) income	$(4,153)	$10,349

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Discontinued operations	1,259	—

Depreciation and amortization	67,642	63,726

Deferred income taxes	(4,737)	25,498

Loss on sales of equipment	1,533	622

Employee benefits paid with common stock	4,565	4,642

Other	321	57

Change in assets and liabilities, excluding the effect of discontinued operations	(156,260)	(148,827)

Net cash used in operating activities	(89,830)	(43,933)

Investing activities:

Capital expenditures	(124,892)	(67,746)

Proceeds from sale of equipment	105	2,137

Other	(200)	1,688

Net cash used in investing activities	(124,987)	(63,921)

Financing activities:

Proceeds from long-term debt arrangements	76,800	89,400

Proceeds from exercise of stock options	3,477	15,847

Bank and bond fees	(460)	(4,466)

Net cash provided by financing activities	79,817	100,781

Decrease in cash and cash equivalents	(135,000)	(7,073)

Cash and cash equivalents:

Beginning of period	167,008	28,822

End of period	$32,008	$21,749

Supplemental disclosure of cash flow information:

Cash paid for interest	$8,652	$8,471

Cash paid for income taxes (excluding refunds)	$44,878	$34,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The Condensed Consolidated Balance Sheet at November 1, 2003, the Condensed Consolidated Statements of Operations and Statements of Cash Flows for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002, as well as the Condensed Consolidated Statements of Shareholders’ Equity for the thirty-nine week periods ended November 1, 2003 and November 1, 2002, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Such adjustments consisted only of normal recurring items. The Condensed Consolidated Financial Statements include the accounts of the Company and those subsidiaries for which the Company, directly or indirectly, has the ability to exercise significant influence over operating and financial policies. All significant intercompany transactions have been eliminated.

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

Note 2 – Summary of Significant Accounting Policies

Segment Reporting

The Company manages its business on the basis of one segment, broadline closeout retailing. At November 1, 2003 and November 2, 2002, all of the Company’s operations were located within the United States.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation cost for the Company’s stock options had been determined based on the fair value method under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income and net (loss) income per share would have been adjusted to the pro forma amounts as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net (loss) income:

As reported	$(6,377)	$(5,076)	$(4,153)	$10,349

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	1,563	266	4,756	3,775

Pro forma	$(7,940)	$(5,342)	$(8,909)	$6,574

(Loss) income per common share — basic:

As reported	$(0.05)	$(0.04)	$(0.04)	$0.09

Pro forma	$(0.07)	$(0.05)	$(0.08)	$0.06

(Loss) income per common share — diluted:

As reported	$(0.05)	$(0.04)	$(0.04)	$0.09

Pro forma	$(0.07)	$(0.05)	$(0.08)	$0.06

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Weighted-average fair value of options granted	$8.25	$8.92	$5.36	$6.51

Risk-free interest rates	3.0%	4.3%	3.0%	4.3%

Expected life (years)	4.2	4.7	4.8	5.4

Expected volatility	57.7%	54.8%	58.1%	54.8%

Property and Equipment

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment.

Impairment

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related long-lived asset, and the anticipated undiscounted future net cash flows from the related asset is calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

Computer Software Costs

The Company records software development costs in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Income Taxes

The Company has generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized. The Company records liabilities relating to income taxes utilizing known obligations and estimates of potential obligations. Income tax related contingent liabilities are adjusted periodically to reflect new facts and circumstances, case law updates, settlements, and the expiration of the statute of limitations.

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

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight), markdowns and inventory shrinkage, net of cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), warehousing and distribution costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. At November 1, 2003, the amount of the Company’s intangible assets was $0.42 million and the related accumulated amortization was $0.03 million.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At November 1, 2003, the Company held no available-for-sale equity securities.

Insurance Reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

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

Note 4 – Discontinued Operations

On August 20, 2003, the Company announced that it reached an agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The KB Toy Division was sold by the Company on December 7, 2000. The lawsuit alleged that KB Toys improperly used comparative pricing in its advertisements before and after such sale. The settlement called for the payment of certain attorneys’ fees and administrative expenses, discounts to be provided to KB customers and a toy donation to national charities. The total value of the settlement was $4.0 million, of which the Company contributed $2.1 million. Accordingly, the Company recorded a one-time after-tax charge of $1.3 million to discontinued operations in the third quarter of fiscal 2003.

Note 5 – Debt

On May 8, 2001, the Company entered into a senior revolving credit agreement (“Revolving Credit Agreement”) with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s prior senior unsecured revolving credit facility (“Prior Revolver”) which, at the time of its replacement, consisted of a $500.0 million revolving credit facility that was due to expire on May 6, 2002. There were $76.8 million and $89.4 million direct borrowings outstanding under the Revolving Credit Agreement at November 1, 2003 and November 2, 2002, respectively. There were no borrowings under the Revolving Credit Agreement at February 1, 2003.

Also on May 8, 2001, the Company entered into the Senior Note Agreement pursuant to which it completed a $204.0 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”). Principal maturities of long-term debt for the current and next four fiscal years are as follows:

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

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates at least quarterly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor. At November 1, 2003, the Company’s borrowing base was $274.8 million.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May 2005, and to reduce the size of the facility from $358.75 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the Condensed Consolidated Statement of Operations.

Note 6 – Contingencies and Litigation

The Company and its subsidiaries are or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance, and other matters that are incidental to their ordinary course of business. Where and to the extent the Company believes a loss is probable and can be reasonably estimated, the Company will record a liability.

On August 20, 2003, the Company announced that it reached a preliminary agreement to settle purported class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain of the Company’s former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws. The settlement, which addresses claims dating back to 1996, fully resolves all claims brought by the plaintiffs in these California lawsuits. Pursuant to the terms of the settlement, the Company would make a cash settlement payment of $10 million to cover claims by eligible class members, attorneys’ fees and costs of the class members, cost to a third-party administrator, and applicable employer payroll taxes. While the settlement is still subject to final court approval, the Company believes that the liability is both probable and can be reasonably estimated; accordingly, the Company recorded a one-time after-tax charge of $6.4 million in the second quarter of fiscal 2003. The Company does not expect the settlement to have a material impact on its cost structure going forward.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company has recently reached an agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. KB Toys was sold by the Company on December 7, 2000 and therefore the settlement costs were recorded to discontinued operations.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, the employment-related matter described above and the lawsuit related to certain advertising practices of KB Toys, the Company has not recorded any additional liabilities for legal matters.

Note 7 – Additional Data

The following is a summary of certain financial data:

	November 1, 2003	February 1, 2003

(In thousands)

Accounts receivable	$25,714	$21,878

Prepaid expenses and other current assets	67,244	42,850

Other current assets	$92,958	$64,728

Property and equipment — at cost	$1,210,233	$1,094,490

Less accumulated depreciation	619,832	562,226

Property and equipment — net	$590,401	$532,264

Salaries and wages	$32,387	$48,687

Property, payroll, and other taxes	95,252	94,642

Interest and income taxes	7,975	25,673

Accrued liabilities	$135,614	$169,002

The following analysis supplements changes in assets and liabilities, excluding the effect of discontinued operations, presented in the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended:

	November 1, 2003	November 2, 2002

(In thousands)

Inventories	$(210,901)	$(239,471)

Other current assets	(28,230)	(12,500)

Accounts payable	117,518	76,831

Accrued liabilities	(34,647)	26,313

Change in assets and liabilities, excluding the effect of discontinued operations	$(156,260)	$(148,827)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of “SAFE HARBOR” Provisions of the Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company wishes to take advantage of the safe harbor provisions of the Act.

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

Recent Announcements

In conjunction with the Company’s initiative to change its name to Big Lots, Inc., 434 stores were converted during the fiscal years of 2001 and 2002, including 380 stores previously operating under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save, and the remodeling of 54 existing Big Lots stores located in conversion markets. As of the end of fiscal 2002, all stores were operating under the Big Lots name.

In connection with this conversion and remodeling process, the Company made certain improvements to the converted sites. The improvements made varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior), new flooring, and updated restrooms. The Company believes that Big Lots is its most recognizable brand name and that this change offered numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the change also allowed it to leverage television advertising and other expenses.

In August 2003, the Company finished this year’s remodel program by completing 211 stores. The remodels this year included similar improvements as those made to the conversion stores described above and, in addition, included new fixtures and a new merchandise layout. Approximately 70% of the Company’s stores have been remodeled in the past two and one half years, or are new stores opened in the past five years consistent with the upgraded store standards.

Year-to-date, the Company added a net of 133 new furniture departments, 60 of which are in new stores, and 73 were added to existing stores by expanding the store or eliminating hanging apparel. Square footage allocated to furniture departments has expanded in approximately 240 existing stores by eliminating hanging apparel. Construction of the Company’s fifth distribution center in Durant, Oklahoma, is nearing completion as installation of the interior racking and conveyor system begins. The Durant distribution center is scheduled to begin shipping merchandise in the first quarter of fiscal 2004, expanding the distribution center infrastructure to support approximately 1,750 stores.

The Company continued its national television campaign that began in the first quarter of fiscal 2003 which, for the first time, covered all stores in all markets. Markets that received television coverage during fiscal 2002 will remain at their historical media target rating point levels, while new markets not previously covered will benefit from television advertising for the first time. The Company estimates that approximately 40% of stores received television advertising coverage during the first half of fiscal 2002, with approximately 60% receiving television advertising coverage during the second half of fiscal 2002. New television commercials have been produced for fiscal 2003 to build awareness and to promote the Big Lots brand. Through the third quarter of fiscal 2003, over 550 stores are benefiting from television for the first time as all of the Company’s 1,424 stores now have television advertising. In addition to television advertising, the Company promotes its business through advertising circulars. During 2003, the Company plans to distribute 25 circulars, one less than in 2002.

On August 20, 2003, the Company announced that it reached a preliminary agreement to settle purported class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain of the Company’s former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour laws. The settlement, which addresses claims dating back to 1996, fully resolves all claims brought by the plaintiffs in these California lawsuits. Pursuant to the terms of the settlement, the Company would make a cash settlement payment of $10 million to cover claims by eligible class members, attorneys’ fees and costs of the class members, cost to a third-party administrator and applicable employer payroll taxes. While the settlement is still subject to final court approval, the Company believes that the liability is both probable and can be reasonably estimated; accordingly, the Company recorded a one-time after-tax charge of $6.4 million in the second quarter of fiscal 2003. The Company does not expect the settlement to have a material impact on its cost structure going forward.

On August 20, 2003, the Company announced that it reached an agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The KB Toy Division was sold by the Company on December 7, 2000. The lawsuit alleged that KB Toys improperly used comparative pricing in its advertisements before and after such sale. The settlement called for the payment of certain attorneys’ fees and administrative expenses, discounts to be provided to KB customers and a toy donation to national charities. The total value of the settlement was $4.0 million, of which the Company contributed $2.1 million. Accordingly, the Company recorded a one-time after-tax charge of $1.3 million to discontinued operations in the third quarter of fiscal 2003.

On July 31, 2003, the Revolving Credit Agreement was amended to extend the maturity one year to May 2005, and to reduce the size of the facility from $358.75 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees.

Overview

The Company is the nation’s largest broadline closeout retailer. At November 1, 2003, the Company operated a total of 1,424 stores in 45 states under the names BIG LOTS and BIG LOTS FURNITURE. The Company’s goal is to build upon its leadership position in broadline closeout retailing, a growing segment of the retailing industry, by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for future growth.

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

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit lines in the first three fiscal quarters and has substantially repaid these borrowings during the fourth fiscal quarter. During the fiscal year 2002, the Company did not begin drawing on its credit lines until the third quarter and had completely repaid these seasonal borrowings prior to the end of the fourth quarter. During the current fiscal year, the Company did not begin drawing on its seasonal credit lines until the third quarter and expects to completely repay these seasonal borrowings prior to the end of the fourth quarter.

The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percent of net sales and reflects the number of stores in operation at the end of each period.

	Thirteen weeks ended		Thirty-nine weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	41.4	42.2	41.5	42.0

Selling and administrative expenses	41.9	42.5	41.3	40.8

Operating (loss) profit	(0.5)	(0.3)	0.2	1.2

Interest expense	0.4	0.6	0.4	0.6

Interest income	(0.0)	(0.0)	(0.0)	(0.0)

(Loss) income from continuing operations before income taxes	(0.9)	(1.0)	(0.2)	0.6

Income tax (benefit) expense	(0.4)	(0.4)	(0.1)	0.3

(Loss) income from continuing operations	(0.5)	(0.6)	(0.1)	0.4

Discontinued operations	(0.1)	0.0	(0.0)	0.0

Net (loss) income	(0.7)%	(0.6)%	(0.1)%	0.4%

Number of stores in operation at the end of the period	1,424	1,371	1,424	1,371

Results of Operations

Net Sales

Net sales increased to $948.1 million for the thirteen week period ended November 1, 2003, from $868.2 million for the thirteen week period ended November 2, 2002, an increase of $79.9 million, or 9.2%. This increase resulted principally from a comparable stores sales increase of 4.3% and an increase of 53 new stores year over year (net of store closings). The Company attributes its third quarter comparable store sales increase of 4.3% to an increase in the number of customer transactions of 2.3% and an increase in the dollar value of the average basket of 2.0%.

Net sales increased to $2,845.8 million for the thirty-nine week period ended November 1, 2003, from $2,651.6 million for the thirty-nine week period ended November 2, 2002, an increase of $194.2 million, or 7.3%. This increase resulted from a comparable stores sales increase of 2.8% with the remaining 4.5% growth driven primarily by an increase of 53 new stores year over year (net of store closings). The Company attributes its year-to-date comparable store sales increase of 2.8% to an increase in the number of customer transactions of 1.5% and an increase in the value of the average basket of 1.3%.

The third quarter comparable store sales increases were primarily driven by strong gains in furniture, consumables and hardlines. Year-to-date comparable store sales growth is driven primarily by furniture, consumables, hardlines and domestics. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average transaction for the thirteen and thirty-nine week periods ended November 1, 2003, may have resulted from several factors such as the launch of the Company’s first national television advertising campaign, more productive advertising circulars, the successful re-grand opening of 434 conversion stores and 211 remodel stores since March 2001, the introduction of furniture departments in 133 additional stores, as well as the allocation of additional square footage to approximately 240 furniture departments in existing stores, and more reliable in-stock levels on consumables products.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes the comparable quarter and year-to-date store sales increases for all reportable periods as well as growth in customer transactions and in the value of the average transaction:

	Thirteen weeks ended		Thirty-nine weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Comparable store sales	4.3%	7.1%	2.8%	10.3%

Customer transactions	2.3%	3.1%	1.5%	4.8%

Value of the average transaction	2.0%	4.0%	1.3%	5.5%

Gross Profit

Gross profit increased $26.0 million in the third quarter of fiscal 2003 to $392.2 million from $366.2 million in the third quarter of fiscal 2002. Gross profit as a percent of net sales decreased to 41.4% in the third quarter of fiscal 2003 compared to 42.2% in the third quarter of fiscal 2002. The gross profit rate decrease for the thirteen week period is principally due to product mix, with lower markup categories such as consumables comprising a greater portion of the product mix compared to the prior year.

Gross profit increased $69.0 million in the first three quarters of fiscal 2003 to $1,182.0 million from $1,113.0 million in the first three quarters of fiscal 2002. Gross profit as a percent of net sales decreased to 41.5% in the first three quarters of fiscal 2003 compared to 42.0% in the first three quarters of the prior year. The gross profit rate decrease for the thirty-nine week period is driven by product mix, primarily due to better than expected sales in lower markup categories such as consumables, as well as higher markdowns related to the promotion of spring decorative merchandise.

Selling and Administrative Expenses

Selling and administrative expenses increased $27.7 million in the third quarter of fiscal 2003 to $396.9 million from $369.2 million in the third quarter of fiscal 2002. As a percent of net sales, selling and administrative expenses improved 60 basis points to 41.9% from 42.5% in the prior year third quarter.

The 60 basis point improvement in the selling and administrative expense rate is primarily attributable to leverage across store occupancy and other store related expenses, non-television advertising expense, and insurance, partially offset by the deleveraging impact of distribution and transportation costs and investment spending related to 2003 business initiatives (primarily national television advertising).

Selling and administrative expenses increased $94.3 million in the first three quarters of fiscal 2003 to $1,175.0 million from $1,080.7 million in the first three quarters of fiscal 2002. As a percent of net sales, selling and administrative expenses increased 50 basis points to 41.3% from 40.8% in the prior year thirty-nine week period.

The year-to-date 50 basis point increase in the selling and administrative expense rate is primarily attributable to the $10.5 million charge to settle purported class action lawsuits in California. Excluding this item, the selling and administrative rate year-to-date has increased 10 basis points over the same period of the prior year. This remaining 10 basis point increase is attributable to investment spending related to fiscal 2003 business initiatives, primarily national television advertising and store remodels, partially offset by leverage in general office expenses as well as store occupancy and other store related expenses.

Warehousing and distribution costs, which are included in Selling and Administrative Expenses (see Summary of Significant Accounting Policies in Note 2 to the Condensed Consolidated Financial Statements), increased 40 basis points as a percent of net sales for the third quarter, primarily due to product mix as well as the timing of shipments of seasonal holiday merchandise and toys. The product mix impact is attributable to consumables, which increased as a percent of the overall product mix compared to the prior year, and carry relatively higher distribution and transportation costs. Year-to-date warehousing and distribution costs as a percent of net sales compared to fiscal 2002 remained flat.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $3.8 million in the third quarter of fiscal 2003 compared to $5.5 million in the third quarter of fiscal 2002, and was $12.5 million for the thirty-nine week period ended November 1, 2003 compared to $15.7 million for the thirty-nine week period ended November 2, 2002. As a percent of net sales, interest expense declined 20 basis points for both the quarter and year-to-date as compared to fiscal 2002. The decrease in interest expense for the quarter and year-to-date compared to the same period in fiscal 2002 is primarily due to the capitalization of interest expense related to construction costs for the new distribution center in Durant, Oklahoma. The fiscal 2003 and 2002 interest expense primarily relates to the Senior Notes and the amortization of debt issuance costs.

Interest Income

Interest income was $0.04 million in the third quarter of fiscal 2003 compared to $0.01 million in the third quarter of fiscal 2002. Year-to-date interest income was $0.8 million compared to $0.5 million in fiscal 2002. Interest income is generated by interest earned on cash equivalents and short-term investments. There were no cash equivalents at November 1, 2003 and November 2, 2002.

Discontinued Operations

On August 20, 2003, the Company announced that it reached an agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The KB Toy Division was sold by the Company on December 7, 2000. The lawsuit alleged that KB Toys improperly used comparative pricing in its advertisements before and after such sale. The settlement called for the payment of certain attorneys’ fees and administrative expenses, discounts to be provided to KB customers and a toy donation to national charities. The total value of the settlement was $4.0 million, of which the Company contributed $2.1 million. Accordingly, the Company recorded a one-time after-tax charge of $1.3 million to discontinued operations in the third quarter of fiscal 2003.

Income Taxes

The effective tax rate of the Company is currently at 39.5%. This remains unchanged from the prior year effective tax rate.

The Company and its subsidiaries’ income tax returns are routinely subject to audit. While the outcome of such audits or other income tax contingencies cannot be forecasted with certainty, the Company does record an estimate of potential obligations related to such matters. Resolution of these matters, including audit and appeal settlements, occurs periodically and related changes in the liabilities are adjusted upon closure and/or the expiration of the statute of limitations.

During the second quarter of fiscal 2003, the Internal Revenue Service (“IRS”) concluded its field examination of the Company’s 1997 through 2000 federal income tax returns, which includes the carryback of the net operating loss generated in fiscal 2000 primarily as a result of the disposition of KB Toys. As of November 1, 2003, the Company was awaiting final review of the examination and carryback by the congressional Joint Committee on Taxation. The Company received correspondence in late November advising that the congressional Joint Committee on Taxation had completed its consideration of the field examination report and found no exception to the conclusions the IRS had reached. Additionally, the IRS and the Company have agreed that the Company can amend its 1997 through 2001 federal income tax returns primarily for rollforward adjustments that resulted from prior IRS examinations.

Additional audit activity includes the examination of the MacFrugal’s Bargains • Close-outs, Inc. consolidated tax returns for years prior to its acquisition by the Company. The audit is in the latter stages of review by the IRS Appeals division.

Management believes that resolution of the above matters will not have a material adverse effect on the Company’s results of operations or financial condition.

Capital Resources and Liquidity

On May 8, 2001, the Company entered into the Revolving Credit Agreement with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s Prior Revolver which, at the time of its replacement, consisted of a $500.0 million revolving credit facility that was due to expire on May 6, 2002.

Also on May 8, 2001, the Company entered into the Senior Note Agreement pursuant to which it completed a $204.0 million private placement of Senior Notes. Principal maturities of long-term debt for the current and next four fiscal years are as follows:

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

The February 25, 2002 amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates at least quarterly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor. At November 1, 2003, the Company’s borrowing base was $274.8 million.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May, 2005, and to reduce the size of the facility from $358.75 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million revolving credit facility, combined with cash provided by operations, existing cash balances, and the Senior Notes, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The amortization of debt issuance costs is included in interest expense in the statement of operations.

The primary sources of liquidity for the Company have been cash flows from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital at November 1, 2003, was $683.5 million. Long-term obligations at November 1, 2003 were $280.8 million, consisting of $204.0 million in Senior Notes and $76.8 million under the Revolving Credit Agreement. In addition, $37.4 million was outstanding in letters of credit, which reside under the Revolving Credit Agreement. As a result, $160.6 million was available under the Revolving Credit Agreement at November 1, 2003.

Capital expenditures were $124.9 million for the thirty-nine week period ended November 1, 2003, an increase of $57.2 million from the same period of fiscal 2002. Capital expenditures in fiscal 2003 were primarily driven by the construction of a new distribution facility in Durant, Oklahoma, remodeling of existing stores, and new store openings. Capital expenditures in fiscal 2002 were primarily driven by investments in strategic initiatives in conjunction with the Company’s strategic repositioning, as well as new store openings. Capital expenditures requirements in fiscal 2003 are anticipated to be approximately $160.0 to $165.0 million, primarily to complete the new distribution facility in Durant, Oklahoma, invest in new store and store expansions, and remodel 211 existing Big Lots stores.

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

Impairment. The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related long-lived asset and the anticipated undiscounted future net cash flows from the related asset is calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

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

Income taxes. The Company has generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized. The Company records liabilities relating to income taxes utilizing known obligations and estimates of potential obligations. Income tax related contingent liabilities are adjusted periodically to reflect new facts and circumstances, case law updates, settlements, and the expiration of the statute of limitations.

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

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its outside legal advisors.

Cost of sales. Cost of sales includes the cost of merchandise (including related inbound freight), markdowns and inventory shrinkage, net of cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and administrative expenses. The Company includes store expenses (such as payroll and occupancy costs), warehousing and distribution costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

The Company continues to believe that it has, or, if necessary, has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial position, or results of operations of the Company.

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

Part II. Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	Exhibit No.	Document

	10	Employment Agreement with John C. Martin dated December 1, 2003.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated August 22, 2003, announcing that the Company had issued a press release and conducted a conference call setting forth the Company’s results of operations for the year-to-date and quarter ended August 2, 2003, affirming its earnings guidance for its third and fourth quarters of fiscal year 2003, and disclosing the expectation to settle class action lawsuits. Copies of the Company’s press release and the transcript of the conference call were attached to the Current Report on Form 8-K.

The Company filed a Current Report on Form 8-K dated September 12, 2003, announcing that the Company’s Board of Directors approved revisions to the Company’s Insider Trading Policy that permit its officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in the Company’s securities pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company also announced that it was advised that Brad A. Waite and Kent A. Larsson, both Executive Vice Presidents of the Company, entered into written trading plans for selling shares in the Company’s securities. Their respective plans provide for trading in the Company’s stock and options according to individual formulas as required under the Securities and Exchange Commission’s rules, which formulas include quantities, pricing points, dates and other variables. The Company further indicated that it anticipated that, as permitted by Rule 10b5-1 and the Company’s Insider Trading Policy, some or all of its officers, directors and other insiders may establish similar trading plans at some date in the future.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC. (Registrant)

Dated:	December 12, 2003	By: /s/ Jeffrey G. Naylor

Jeffrey G. Naylor Senior Vice President and Chief Financial Officer