Form 10-K
period 2004-01-31
BIG LOTS INC
filed 2004-03-30
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004
Commission file number 1-8897

BIG LOTS, INC.

(Exact name of registrant as specified in its charter)
An Ohio Corporation
IRS No. 06-1119097
300 Phillipi Road
P.O. Box 28512
Columbus, Ohio 43228-0512
(614) 278-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Shares $.01 par value	New York Stock Exchange

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value (based on the closing price on the New York Stock Exchange) of the Common Shares of the Registrant held by non-affiliates of the Registrant was $1,779,840,345 on August 2, 2003.

The number of Registrant’s Common Shares outstanding as of March 26, 2004 was 117,403,510.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to security holders for its Annual Meeting of Shareholders to be held on May 18, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

		Page
	PART I
Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	10
	PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	11
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
	PART III
Item 10.	Directors and Executive Officers of the Registrant	60
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	62
Item 13.	Certain Relationships and Related Transactions	62
Item 14.	Principal Accountant Fees and Services	62
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	64
	Signatures	70
EXHIBIT 10C
EXHIBIT 10D
EXHIBIT 10I
EXHIBIT 10M
EXHIBIT 10Q
EXHIBIT 10R
EXHIBIT 10S
EXHIBIT 10U
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24.5
EXHIBIT 24.6
EXHIBIT 24.7
EXHIBIT 24.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1. Business

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

Each common share, par value $0.01 per share, of Consolidated (Delaware) was converted into one common share, par value $0.01 per share of Big Lots, Inc. common shares automatically as a result of the Merger. By virtue of the Merger, Big Lots, Inc. has succeeded to all the business, properties, assets, and liabilities of Consolidated (Delaware). Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, the Big Lots, Inc. common shares are deemed to be registered under the Exchange Act.

Big Lots, Inc. was incorporated in Ohio in fiscal year 2001. Its principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and its telephone number is (614) 278-6800. All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company manages its business on the basis of one segment: broadline closeout retailing. At January 31, 2004, and February 1, 2003, all of the Company’s operations were located within the United States of America.

The Company is the nation’s largest broadline closeout retailer. At January 31, 2004, the Company operated a total of 1,430 stores, 1,385 under the name Big Lots, and 45 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for continued growth. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online purchasing at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

CLOSEOUT RETAILING

Closeout retailers provide a service to manufacturers by purchasing excess product that generally results from production overruns, package changes, discontinued products, or returns. Closeout retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal and general merchandise for future sales. As a result of these lower costs of goods, closeout retailers can offer merchandise at prices lower to significantly lower than those offered by traditional retailers.

The Company believes that recent trends in the retail industry are favorable to closeout retailers. These trends include consolidations within the retail industry as well as further emphasis on just-in-time inventory processes, which management believes has resulted in a shift of greater inventory risk to manufacturers and away from retailers. In addition, to maintain their market share in an increasingly competitive environment, management believes that manufacturers are introducing new products and new packaging on a more frequent basis. The Company believes that these trends have helped make closeout retailers an integral part of manufacturers’ overall capacity planning and production processes. As a result, management believes that manufacturers are increasingly looking to closeout retailers, such as the Company, that can purchase large quantities of merchandise and can control the distribution and advertising of specific products.

RETAIL OPERATIONS

The Company’s stores are known for their wide assortment of closeout merchandise. Certain core categories of merchandise are carried on a continual basis, although the specific brand-names offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition, the stores feature seasonal items for every major holiday, as well as a wide assortment of merchandise for the home, including furniture, home décor, and domestics.

A large number of stores operate profitably in relative close proximity. For example, 536 of the total 1,430 stores operate in four states: California, Ohio, Texas, and Florida. The Company believes that there are substantial opportunities to increase store counts in existing markets as well as to expand into new markets.

WHOLESALE OPERATIONS

The Company also sells wholesale merchandise which is generally obtained through the same or shared opportunistic purchases of the retail operations. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, manufacturers, distributors, and wholesalers.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

PURCHASING

An integral part of the Company’s business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. The Company believes that it has built strong relationships with many brand-name manufacturers and has capitalized on its purchasing power in the closeout marketplace to source merchandise that provides exceptional value to customers. The Company has the ability to source and purchase significant quantities of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. The Company supplements its traditional brand-name closeout purchases with various direct import and domestically sourced merchandise such as furniture, home décor, and seasonal items. The Company expects its purchasing power will continue to enhance its ability to source quality closeout merchandise for all of its stores at competitive prices.

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

The Company’s merchandise is purchased from domestic and foreign suppliers that provide the Company with multiple sources for each product category. In fiscal year 2003, the Company’s top ten vendors accounted for 14.1% of total purchases (at retail) with no one vendor accounting for more than 2.2% of the aggregate.

The Company purchases approximately 25% of its products directly from overseas suppliers, and a significant amount of its domestically purchased merchandise is also manufactured abroad. As a result, a significant portion of the Company’s merchandise supply is subject to certain risks including increased import duties and more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from the Company’s foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

COMPETITIVE CONDITIONS

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart® and Target®), dollar stores, deep discount drugstore chains, and other value-oriented specialty retailers. Certain of the Company’s competitors have greater financial, distribution, marketing, and other resources than the Company.

The Company relies on buying opportunities from both existing and new sources, for which it competes with other retailers and wholesalers. The Company believes that its management has long-standing relationships with its suppliers and is competitively positioned to continue to seek new sources in order to maintain an adequate continuing supply of quality merchandise at attractive prices.

SEASONALITY

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of store remodels, television and circular advertising, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth fiscal quarter, the Company purchases substantial amounts of inventory during the third fiscal quarter and hires a significant number of temporary employees to increase store staffing during the fourth fiscal quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. In fiscal years 2003 and 2002, the Company drew upon its credit facility in the third fiscal quarter and repaid the borrowings during the fourth fiscal quarter. During fiscal year 2003, the Company was drawn on its credit facility for an 83 day period from September through early December.

ADVERTISING AND PROMOTION

The Company’s marketing program in fiscal year 2003 was designed to build awareness of the Big Lots brand creating an awareness of the broad range of quality, brand-name merchandise available at closeout prices, which provide customers a unique shopping experience as well as value. The Company uses a variety of marketing approaches through television, print, and radio to promote its stores to the public. These approaches may vary by market and by the time of year. The Company promotes grand openings of its stores through a variety of promotions.

In the interest of expanding customer base and increasing the Company’s overall level of brand awareness, national television advertising began in March 2003, featuring 25 weeks of coverage with all stores in all markets benefiting from television advertising for the first time in the Company’s history. Prior to fiscal year 2003, the Company focused on local or spot television advertising and eventually reached a high of 850 stores, or approximately two-thirds of the total store base, with television advertising coverage. In fiscal year 2004, the Company will launch a new series of nine 30-second national television advertising commercials scheduled to run from mid-March through December 2004, covering all stores in all markets, the same as fiscal year 2003. The new 30-second television commercials will continue to leverage the Company’s single brand and increase consumer brand awareness. The Company expects results in new television markets to continue to outpace the balance of the stores, adding approximately one percent to the Company’s comparable store sales, while generating selling and administrative expense leverage as television costs remain relatively flat to fiscal year 2003.

The marketing program also utilizes printed advertising circulars in all markets. In fiscal year 2003, the Company distributed approximately 46 million multi-page circulars per week for 11 weeks in the first half of the fiscal year, and 37 million multi-page circulars for 14 weeks in the last half of the fiscal year. A reduction in the number of circulars distributed in the last half of the fiscal year helped partially offset the additional costs of the national television advertising campaign. The method of distribution included a combination of newspaper insertions and direct mail. These circulars are created by the Company and are distributed regionally to take advantage of market differences caused by climate or other factors. The circulars generally feature 35 to 50 products that vary with each circular. In fiscal year 2004, the Company expects to distribute its circulars 25 weeks of the year, the same as fiscal year 2003. In addition, store promotions including pre-recorded periodic loudspeaker announcements and in-store signage emphasize special bargains and significant values offered to the customer.

Over the past five fiscal years, total advertising expense as a percent of total net sales has ranged from 2.5% to 2.8%. In fiscal year 2003, including costs related to national television advertising, advertising expense as a percent of total net sales was 2.6%.

On May 16, 2001, the Company changed its name to Big Lots, Inc. and its ticker symbol to NYSE: BLI. The name change was approved at the Annual Meeting of Stockholders on May 15, 2001. In conjunction with the Company’s initiative to change its name to Big Lots, Inc., and operate under one brand name, 434 stores were converted during fiscal years 2001 and 2002, including 380 stores previously operating under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets were remodeled. As of the end of fiscal year 2002, all stores were operating under the Big Lots name. In connection with this conversion and remodeling process, the Company made certain improvements to the converted sites. The improvements varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior) and advertising, new flooring, and updated restrooms. The cost of the improvements for conversion and remodeled stores was between $0.1 million and $0.2 million per store during fiscal years 2001 through 2003. The Company believes that Big Lots is its most recognizable brand name, and this change offered numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the conversion also allowed it to leverage television advertising and other expenses.

In August 2003, the Company finished the fiscal year 2003 remodel program by completing 211 stores. These remodels included similar improvements and resulted in similar costs, on a per store basis, as those made to the conversion stores described above and, in addition, included new fixtures and a new merchandise layout. Approximately 70% of the Company’s stores have either been remodeled in the past two and one half years or are new stores opened in the past five years, and are consistent with current upgraded store standards.

In fiscal year 2004, the Company plans to remodel 68 stores in 12 markets. Additionally, the Company will add a closeout swing area to another 62 stores in the same 12 markets. The closeout swing area is located at the front of the store and features the newest and most compelling brand-name closeout merchandise the store has to offer. The selection can vary by store and items normally only last a few days before selling out or moving to their natural location in the store. The Company expects store remodeling costs, on a per store basis, in fiscal year 2004 to be similar to prior year costs.

The Company utilizes trademarks, service marks, and other intangible assets in its retail operations. This intellectual property is generally owned by an intellectual property protection subsidiary, which is wholly owned and is included in the consolidated results of the Company. The Company considers its intellectual property to be among its most valuable assets and where applicable, has registered, or has applications pending, with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

WAREHOUSE AND DISTRIBUTION

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company positions its distribution network to enable quick turn of time-sensitive product as well as to provide long-term warehousing capabilities for off-season buys. Substantially all of the merchandise sold by the Company is received and processed for retail sale, as necessary, and distributed to the retail locations from Company operated warehouse and distribution facilities.

The Company’s furniture category has grown over the last 8 years to represent 12.1% of the Company’s net sales in fiscal year 2003. In an effort to further expand this category’s offering nationally, the Company expects to lease a furniture distribution facility on the West Coast in fiscal year 2004.

Finally, construction of the Company’s fifth distribution facility located in Durant, Oklahoma, was substantially completed in fiscal year 2003. The facility began receiving merchandise in January 2004 and is expected to ship merchandise to 120 stores beginning in April 2004. Data pertaining to warehouse and distribution facilities is described under Item 2. Properties, Warehouse and Distribution.

ASSOCIATES

At January 31, 2004, the Company had 47,249 active associates comprised of 18,591 full-time, and 28,658 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 52,542 in fiscal year 2003. Approximately 60% of the associates employed throughout the year are employed on a part-time basis. The relationship with associates is considered to be good, and the Company is not a party to any labor agreements.

AVAILABLE INFORMATION

The Company makes available, free of charge, through its Web site (www.biglots.com under the “Investor Relations – Financial Information – SEC Filings” caption), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).

In this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2004 Annual Meeting of Shareholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information.

On or about April 8, 2004, the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders will be set forth on the Company’s Web site (www.biglots.com) under the “Investor Relations – Financial Information – SEC Filings” caption.

Information relating to corporate governance of the Company, including: Corporate Governance Standards; charters of the Board’s Audit, Nominating and Compensation, and Corporate Governance Committees; the Company’s Code of Business Conduct and Ethics, which is applicable to all of the Company’s associates; the Company’s Code of Ethics for Financial Professionals, which is applicable to its Chief Executive Officer, Chief Administrative Officer, and all other Senior Financial Officers (as that term is defined therein); Chief Executive Officer and Chief Financial Officer certifications; the means by which shareholders may communicate with the Company’s Board; and transactions in the Company’s securities by its directors and executive officers; may be found on the Company’s Web site (www.biglots.com) under the “Investor Relations - Governance” caption. The Company will provide any of the foregoing information without charge upon written request to the Company’s Corporate Secretary. The contents of the Company’s Web sites are not part of this report.

Item 2. Properties

RETAIL OPERATIONS

The Company’s stores are located predominantly in strip shopping centers throughout the United States. Approximately 98% of stores range in size from 10,000 to 50,000 gross square feet with an average store size of approximately 28,000 gross square feet, of which an average of 20,300 square feet is selling square feet. In selecting suitable new store locations, the Company generally seeks retail space between 25,000 and 35,000 square feet in size. The average cost to open a new store in a leased facility during fiscal year 2003 was approximately $720,000, including inventory.

With the exception of 54 owned store sites, all stores are leased. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, common area maintenance, and property insurance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales exceed a specified level. The typical lease is for an initial term of five years with multiple five-year renewal options. Approximately 60 stores have sales termination clauses at specified levels. The following tables set forth store growth, store location information, and store, office, and warehouse lease expirations, exclusive of month-to-month leases, at January 31, 2004.

STORE GROWTH
Fiscal	Beginning of			End of
Year	Year	Opened	Closed	Year
1999(1)	1128	124	22	1230
2000(1)	1230	83	23	1290
2001	1290	78	33	1335
2002	1335	87	42	1380
2003	1380	86	36	1430

(1)	Fiscal years 1999 and 2000 are exclusive of the KB Toys business which the Company divested pursuant to a Stock Purchase Agreement dated as of December 7, 2000.

STORE LOCATIONS
Alabama	35	Maine	3	Ohio	135
Arizona	29	Maryland	12	Oklahoma	20
Arkansas	11	Massachusetts	11	Oregon	11
California	188	Michigan	46	Pennsylvania	55
Colorado	20	Minnesota	8	South Carolina	28
Connecticut	6	Mississippi	14	Tennessee	47
Delaware	2	Missouri	27	Texas	106
Florida	107	Montana	2	Utah	11
Georgia	63	Nebraska	4	Virginia	43
Idaho	5	Nevada	9	Washington	17
Illinois	42	New Hampshire	6	West Virginia	24
Indiana	53	New Jersey	9	Wisconsin	18
Iowa	9	New Mexico	12	Wyoming	2
Kansas	11	New York	41
Kentucky	43	North Carolina	57	Total stores	1,430
Louisiana	25	North Dakota	3	Number of states	45

STORE, OFFICE, and WAREHOUSE LEASE EXPIRATIONS
Fiscal Year
2004	168
2005	249
2006	270
2007	225
2008	229
Thereafter	295

Total	1,436

WAREHOUSE AND DISTRIBUTION

At January 31, 2004, the Company operated warehouse and distribution locations strategically placed across the United States totaling 9,987,000 square feet. The Company’s primary warehouse and distribution facilities are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. The facilities utilize advanced warehouse management technology, which enables high accuracy and efficient product processing from vendors to the retail stores. The combined output of the Company’s facilities is approximately 2.6 million cartons per week.

Statistics for warehouse and distribution facilities are presented below:

				Square footage
State	Owned	Leased	Total	Owned	Leased	Total
(Square footage in thousands)
Ohio	2	2	4	3,559	731	4,290
California	1	1	2	1,423	271	1,694
Alabama	1	–	1	1,411	–	1,411
Oklahoma	1	–	1	1,297	–	1,297
Pennsylvania	1	–	1	1,295	–	1,295

Total	6	3	9	8,985	1,002	9,987

Construction of the Company’s distribution facility located in Durant, Oklahoma, was substantially completed in fiscal year 2003. The selection of the Durant site was based on the Company’s strategic plan for the existing store base and future growth. As necessary, the Company leases additional temporary warehouse space throughout the year to support its warehousing requirements.

Item 3. Legal Proceedings

The Company and its subsidiaries are or may be subject to certain legal proceedings and claims that are incidental to their ordinary course of business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

The Company announced on August 20, 2003, that it reached a preliminary agreement to settle the Company’s two California class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. Final court approval of the proposed settlement was received on February 4, 2004. During the fourth quarter of fiscal year 2003, the Company adjusted the total related charge to be $5.7 million (net of tax), $0.6 million lower than its original estimate which was recorded during the second quarter of fiscal year 2003. The Company does not expect this settlement to have a material impact on its financial condition, results of continuing operations, or liquidity going forward.

The Company has announced on August 20, 2003, that it had reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The Court issued a final order approving the agreement during the fourth quarter of fiscal year 2003. The Company contributed $2.1 million toward the settlement and accordingly, a charge of $1.2 million (net of tax) was recorded to discontinued operations in the third quarter of fiscal year 2003.

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”). The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal 2003 related to the estimated impact of the KB bankruptcy comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of a $45 million aggregate principal amount note and the write-off of the warrant issued in connection with the sale of the KB Toys business to KB, and a $14.3 million (net of tax) charge related to KB store lease guarantee obligations (see KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements for further discussion).

The Company is involved in other legal proceedings and claims arising in the ordinary course of business. The Company currently believes that such proceedings and claims, both individually and in the aggregate, will be resolved without a material impact on its financial condition, results of continuing operations, or liquidity. However, legal proceedings involve an element of uncertainty. Future developments could cause these proceedings or claims to have a material adverse effect of the Company’s financial condition, results of continuing operations, or liquidity.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, the employment-related matter described above, the lawsuit related to certain advertising practices of KB Toys, and the liabilities described above that relate to the KB bankruptcy, the Company has not recorded any additional liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common shares are listed on the New York Stock Exchange (NYSE) under the symbol “BLI”. The following table reflects the high and low sales price per share of common shares as quoted from the NYSE composite transactions for the fiscal period indicated.

	Fiscal Year
	2003		2002
	High	Low	High	Low
First Quarter	$13.07	$9.92	$16.09	$10.48
Second Quarter	16.24	11.52	19.90	13.75
Third Quarter	18.39	14.13	19.18	11.83
Fourth Quarter	15.25	12.89	17.24	11.89

As of March 26, 2004, there were 1,351 registered holders of record of the Company’s common shares.

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

Equity Compensation Plan Information

The following table provides certain information pertaining to the Company’s equity compensation plans at January 31, 2004:

	Number of securities to	Weighted-average	Number of securities remaining available
	be issued upon exercise	exercise price of	for future issuance under the equity
	of outstanding options,	outstanding options,	compensation plans (excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,724,916 (1)	$14.73	2,076,531 (2)
Equity compensation plans not approved by security holders	–	–	–

Total	10,724,916	$14.73	2,076,531

(1) 10,724,916 shares are issuable upon exercise of outstanding options granted under each of the following plans:

Consolidated Stores Corporation Executive Stock Option and Stock Appreciation Rights Plan	705,646
Director Stock Option Plan	280,317
Big Lots, Inc. 1996 Performance Incentive Plan	9,738,953

(2)	2,076,531 shares available for issuance pursuant to stock option awards that could be granted in the future under each of the following plans:

Director Stock Option Plan	272,918
Big Lots, Inc. 1996 Performance Incentive Plan	1,803,613

Item 6. Selected Financial Data

The statements of operations and the balance sheet data have been derived from the Big Lots, Inc. (the “Company”) Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included elsewhere herein.

	Fiscal Years Ended (a)
	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003	2002	2001 (b)(c)	2000 (c)
(In thousands, except per share amounts and store counts)
Net sales	$4,174,383	$3,868,550	$3,433,321	$3,277,088	$2,933,690
Cost of sales	2,428,024	2,236,633	2,092,183	1,891,345	1,668,623

Gross profit	1,746,359	1,631,917	1,341,138	1,385,743	1,265,067
Selling and administrative expenses	1,616,031	1,485,265	1,368,397	1,200,277	1,095,453

Operating profit (loss)	130,328	146,652	(27,259)	185,466	169,614
Interest expense	16,443	20,954	20,489	23,557	16,692
Interest income	(1,061)	(843)	(287)	(610)	(245)

Income (loss) from continuing operations before income taxes	114,946	126,541	(47,461)	162,519	153,167
Income tax expense (benefit)	24,051	49,984	(18,747)	64,195	60,501

Income (loss) from continuing operations	90,895	76,557	(28,714)	98,324	92,666
(Loss) income from discontinued operations	(9,720)	–	8,480	(478,976)	3,444

Net income (loss)	$81,175	$76,557	$(20,234)	$(380,652)	$96,110

Income (loss) per common share - basic:
Continuing operations	$.78	$.66	$(.25)	$.88	$.84
Discontinued operations	(.08)	–	.07	(4.30)	.03

	$.70	$.66	$(.18)	$(3.42)	$.87

Income (loss) per common share - diluted:
Continuing operations	$.78	$.66	$(.25)	$.87	$.82
Discontinued operations	(.09)	–	.07	(4.26)	.03

	$.69	$.66	$(.18)	$(3.39)	$.85

Weighted-average common shares outstanding:
Basic	116,757	115,865	113,660	111,432	110,360
Diluted	117,253	116,707	113,660	112,414	112,952
Balance sheet data:
Total assets	$1,784,688	$1,641,761	$1,460,793	$1,526,966	$1,862,028
Working capital	704,014	657,624	557,741	717,143	472,080
Long-term obligations	204,000	204,000	204,000	268,000	50,000
Shareholders’ equity	$1,116,060	$1,026,181	$927,533	$927,812	$1,300,062
Store data:
Total gross square footage	40,040	37,882	35,528	33,595	31,896
Total selling square footage	29,019	27,593	26,020	24,641	23,242
New stores opened	86	87	78	83	124
Stores closed	36	42	33	23	22
Stores open at end of year	1,430	1,380	1,335	1,290	1,230

(a)	References throughout this document to fiscal years 2003, 2002, 2001, 2000, and 1999 refer to the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

(b)	The fiscal year ended February 3, 2001, is comprised of 53 weeks.

(c)	Exclusive of the KB Toys business which the Company divested pursuant to a Stock Purchase Agreement dated as of December 7, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS FOR PURPOSES OF “SAFE HARBOR” PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

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

This report, as well as other verbal or written statements or reports made by or on the behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Act. By their nature, all forward-looking statements involve risks and uncertainties. Statements, other than those based on historical facts, which address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations, future earnings, store openings and new market entries, anticipated inventory turn, and other similar matters, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will,” and similar expressions generally identify forward-looking statements. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although the Company believes the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, actual events and results may materially differ from anticipated results described in such statements.

The Company’s ability to achieve the results contemplated by forward-looking statements are subject to a number of factors, any one, or a combination of, which could materially affect the Company’s business, financial condition, or results of operations. These factors may include, but are not limited to:

•	the Company’s ability to source and purchase merchandise on favorable terms;

•	the ability to attract new customers and retain existing customers;

•	the Company’s ability to establish effective advertising, marketing, and promotional programs;

•	economic and weather conditions which affect buying patterns of the Company’s customers;

•	changes in consumer spending and consumer debt levels;

•	the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies;

•	continued availability of capital and financing on favorable terms;

•	competitive pressures and pricing pressures, including competition from other retailers;

•	the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for non-compliance);

•	interest rate fluctuations and changes in the Company’s credit rating;

•	the creditworthiness of the purchaser of the Company’s former KB Toys business;

•	the Company’s indemnification and guarantee obligations with respect to more than 380 KB Toys store leases and other real property, some or all of which may be rejected or materially modified in connection with the pending KB Toys bankruptcy proceedings, as well as other potential liabilities arising out of the KB Toys bankruptcy;

•	litigation risks and changes in laws and regulations, including changes in accounting standards and tax laws;

•	transportation and distribution delays or interruptions that adversely impact the Company’s ability to receive and/or distribute inventory;

•	the impact on transportation costs from the driver hours of service regulations adopted by the Federal Motor Carriers Safety Administration that became effective in January 2004;

•	the effect of fuel price fluctuations on the Company’s transportation costs;

•	interruptions in suppliers’ businesses;

•	the Company’s ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	the costs, interruptions, and problems associated with the implementation of, or failure to implement, new or upgraded systems and technology;

•	the effect of international freight rates on the Company’s profitability;

•	delays and costs associated with building, opening, and modifying the Company’s distribution centers;

•	the Company’s ability to secure suitable new store locations under favorable lease terms;

•	the Company’s ability to successfully enter new markets;

•	delays associated with constructing, opening, and operating new stores;

•	the Company’s ability to attract and retain suitable employees; and

•	other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, in its press releases, and in other communications.

The foregoing list is not exhaustive. There can be no assurances that the Company has correctly and completely identified, assessed, and accounted for all factors that do or may affect its business, financial condition, or results of operations. Additional risks not presently known to the Company or that it believes to be immaterial also may adversely impact the Company. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this report, or to update them to reflect events or circumstances occurring after the date of this report, or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its public announcements and filings made with the Securities and Exchange Commission.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein.

Business Operations

The Company is the nation’s largest broadline closeout retailer. At January 31, 2004, the Company operated a total of 1,430 stores, 1,385 stores under the name Big Lots and 45 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for continued growth. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online purchasing at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

The following table compares components of the Consolidated Statements of Operations of the Company as a percentage of net sales. Results for fiscal years 2003 and 2001 include the impact of a net charge of $4.9 million (net of tax) and a $50.4 million (net of tax) charge, respectively (see KB Toys Matters and Litigation Charges for fiscal year 2003, and 2001 Charge for fiscal year 2001 in the Notes to the Consolidated Financial Statements).

	Fiscal Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%

Gross profit	41.8	42.2	39.1
Selling and administrative expenses	38.7	38.4	39.9

Operating profit (loss)	3.1	3.8	(.8)
Interest expense	.4	.5	.6
Interest income	(.0)	(.0)	(.0)

Income (loss) from continuing operations before income taxes	2.8	3.3	(1.4)
Income tax expense (benefit)	.6	1.3	(.6)

Income (loss) from continuing operations	2.2	2.0	(.8)
(Loss) income from discontinued operations	(.2)	—	.2

Net income (loss)	1.9%	2.0%	(.6)%

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of store remodels, television and circular advertising, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth fiscal quarter, the Company purchases substantial amounts of inventory during the third fiscal quarter and hires a significant number of temporary employees to increase store staffing during the fourth fiscal quarter.

Store Remodels and Conversions

In conjunction with the Company’s initiative to change its name to Big Lots, Inc., and operate under one brand name, 434 stores were converted during fiscal years 2001 and 2002, including 380 stores previously operating under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets. As of the end of fiscal year 2002, all stores were operating under the Big Lots name.

In connection with this conversion and remodeling process, the Company made certain improvements to the converted sites. The improvements varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior) and advertising, new flooring, and updated restrooms. The cost of the improvements for conversion and remodeled stores was between $0.1 million and $0.2 million per store during fiscal years 2001 through 2003. The Company believes that Big Lots is its most recognizable brand name, and this change offered numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the conversion also allowed it to leverage television advertising and other expenses.

In August 2003, the Company finished the fiscal year 2003 remodel program by completing 211 stores. These remodels included similar improvements as those made to the conversion stores described above and, in addition, included new fixtures and a new merchandise layout. Approximately 70% of the Company’s stores have either been remodeled in the past two and one half years or are new stores opened in the past five years, and are consistent with current upgraded store standards.

In fiscal year 2004, the Company plans to remodel 68 stores in 12 markets. Additionally, the Company will add a closeout swing area to another 62 stores in the same 12 markets. The closeout swing area is located at the front of the store and features the newest and most compelling brand-name closeout merchandise the store has to offer. The selection can vary by store, and items normally only last a few days before selling out or moving to their natural location in the store. The Company expects store remodeling costs, on a per store basis, in fiscal year 2004 to be similar to prior year costs.

Furniture and Distribution Facility Growth

The Company’s furniture category has grown over the last 8 years to represent 12.1% of the Company’s net sales in fiscal year 2003. In an effort to further expand this category’s offering nationally, the Company expects to lease a furniture distribution facility on the West Coast in fiscal year 2004.

During fiscal year 2004, the Company expects to add a net of 219 furniture departments, ending the fiscal year with furniture departments in 74% of the closeout stores, up from 61% at the close of fiscal year 2003. Additionally, the Company expects to expand existing furniture departments in approximately 147 stores where hanging apparel will be removed. Currently, approximately 416 stores have hanging apparel departments, and the Company will be exiting this category in the second and third quarters of fiscal year 2004.

Finally, construction of the Company’s fifth distribution facility located in Durant, Oklahoma, was substantially completed in fiscal year 2003. The facility began receiving merchandise in January 2004 and is expected to ship merchandise to 120 stores beginning in April 2004.

Other Matters

On August 22, 2001, the Company announced that its Board of Directors had unanimously voted to redeem the preferred stock rights issued under the Company’s Rights Agreement. The redemption was a direct result of the Company’s redomestication into Ohio, as approved by its shareholders at the Company’s 2001 Annual Meeting of Shareholders. At the 2000 Annual Meeting of Shareholders, a non-binding shareholder proposal passed seeking the termination of the Company’s Rights Agreement. The Board of Directors believed that the statutory protections offered by the Company’s new state of incorporation provided adequate safeguards to permit the Board of Directors and the Company’s shareholders to fully and fairly evaluate any takeover offer, whether coercive or not. Accordingly, the Board of Directors found it to be in the best interest of the Company and its shareholders to redeem the preferred stock rights issued under the Company’s Rights Agreement.

KB TOYS MATTERS AND LITIGATION CHARGES

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000, (the “KB Stock Purchase Agreement”).

The Company has analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business; and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. As discussed below, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note (defined below) and KB warrant and a $14.3 million (net of tax) charge related to KB store lease guarantee obligations.

In connection with the sale of the KB Toys business, the Company received $258 million in cash and a 10-year note from HCC in the aggregate principal amount of $45 million. This note bears interest, on an in-kind basis, at the rate of 8% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share. At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13 million. The estimated fair value of the HCC Note was based on several factors including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003, and February 2, 2002, the carrying value of the HCC Note was $16 million. For tax purposes, the HCC Note was originally recorded at its face value of $45 million, and the Company incurred tax liability on the interest, which accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note (see the Income Taxes Note to the Consolidated Financial Statements for further discussion).

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly indemnified the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of January 31, 2004, with respect to: a) approximately 384 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”), owned by Kay-Bee Toy & Hobby Shops, Inc., an affiliate of KB Acquisition Corporation and a party to the bankruptcy proceedings.

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90 store leases affected by KB’s rejections.

The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the 90 guaranteed store leases. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net of a $9.7 million tax benefit) to reflect its best estimate of this loss contingency. The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations. The Company is not aware of any additional rejections of the remaining 294 store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. Nevertheless, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “DC Note”). The Company was informed that, as of January 14, 2004, the DC Note had an outstanding principal amount of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder has claimed that a make-whole premium of approximately $1.5 million is also due and payable. The Company is reviewing its rights and obligations regarding the premium. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the DC Note. Based upon analysis of the information currently available, the Company believes that the fair market value of the Pittsfield DC is between $6.2 million and $6.8 million. The Company intends to take an active role in limiting its potential liability with respect to the DC Note. In the event the Company incurs a liability related to the Pittsfield DC, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations. However, because the KB bankruptcy is in its early stages, the Company has not made any provision for loss contingencies with respect to any non-lease related indemnification obligations. At this time, Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In another KB matter unrelated to the bankruptcy proceedings mentioned above, the Company announced on August 20, 2003, that it had reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The Court issued a final order approving the agreement during the fourth quarter of fiscal year 2003. The Company contributed $2.1 million toward the settlement and accordingly, a charge of $1.2 million (net of tax) was recorded to discontinued operations in the third quarter of fiscal year 2003.

During fiscal year 2003, the Internal Revenue Service (the “IRS”) concluded its field examination of the Company’s consolidated income tax returns for the fiscal year 1997 through fiscal year 2000 cycle. The consolidated income tax returns for that cycle included the KB Toys business. In the fourth quarter of fiscal year 2003, the fiscal year 1997 through fiscal year 2000 IRS examination cycle was substantially resolved when the congressional Joint Committee on Taxation found no exception to the IRS field examination report (see the Income Taxes Note to the Consolidated Financial Statements for further discussion). The Company has also received substantial resolution with the Appeals Division of the IRS related to a KB income tax matter for fiscal year 1996 in conjunction with the Mac Frugal’s Bargains Close-outs, Inc. appeal (see the Income Taxes Note to the Consolidated Financial Statements for further discussion). Discontinued operations also reflect the substantial resolution and closure of tax audit activity, the closing of the statute of limitations, and changes in the expected outcome of tax contingencies related to KB state and local non-income tax matters. As a result of the substantial resolution and closure of these items, the Company has reversed previously accrued income taxes of approximately $4.7 million, and sales and use taxes of approximately $1.1 million related to discontinued operations.

For fiscal year 2003, the Company has recorded, related to KB Toys matters described above, charges to discontinued operations of $9.7 million (net of tax), or $0.09 per diluted share, and a benefit to continuing operations of $10.5 million (net of tax), or $0.09 per diluted share. The KB Toys charges recorded to discontinued operations represented: a) a $14.3 million (net of tax) charge related to KB store lease guarantee obligations; b) a $5.8 million (net of tax) benefit related to the resolution and closure of KB state and local tax matters; and c) a $1.2 million (net of tax) charge related to certain advertising practices of KB Toys. In another KB matter, the Company recorded to continuing operations a $10.5 million (net of tax) benefit related to the partial charge-off of the HCC Note and the write-off of the KB warrant. Including the charge of $5.7 million (net of tax) for the Company’s two California class action lawsuits recorded to continuing operations, KB Toys matters and litigation charges totaled $4.9 million (net of tax).

The Company has, as part of the KB Stock Purchase Agreement, retained the responsibility for certain KB insurance claims incurred through the date of closing of the sale on December 7, 2000. During fiscal year 2001, the Company determined that the estimate for the related insurance reserves exceeded the expected liability. Accordingly, a portion of the insurance reserves established in connection with the sale of the KB Toys business were adjusted and recorded as income from discontinued operations on the Company’s Statements of Operations. This adjustment resulted in $8.5 million (net of tax) of income from discontinued operations in fiscal year 2001.

The following are the components of discontinued operations:

	Fiscal Year
	2003	2002	2001
(In thousands)
(Loss) income on disposal of KB Toys business, net of income tax (benefit) expense of $(14,691), $(4,000), and $5,423 in 2003, 2002, and 2001, respectively.	$(9,720)	$–	$8,480

The Company also announced on August 20, 2003, that it reached a preliminary agreement to settle the Company’s two California class action lawsuits relating to the calculation of earned overtime wages for certain former and current store managers and assistant store managers in that state. Final court approval of the proposed settlement was received February 4, 2004. During the fourth quarter of fiscal year 2003, the Company adjusted the total related charge to $5.7 million (net of tax), $0.6 million lower than its original estimate recorded during the second quarter of fiscal year 2003. The Company does not expect this settlement to have a material impact on its financial condition, results of continuing operations, or liquidity going forward.

2001 CHARGE

In fiscal year 2001, the Company recorded a charge of $50.4 million (net of tax), or $0.44 per diluted share. The charge represented: a) costs to modify the Company’s product assortment and exit certain merchandise categories ($6.1 million net of tax), b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($15.0 million net of tax), c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multiyear conversion to a detailed stock keeping unit inventory management system ($16.7 million net of tax), and d) changes in estimates and estimating methodology related to insurance reserves ($12.6 million net of tax). These charges are included in the Company’s fiscal year 2001 financial statements.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Net Sales

Net sales for the fiscal year ended January 31, 2004, increased 7.9% to $4,174.4 million compared to net sales of $3,868.6 million for fiscal year 2002. This increase resulted from a comparable store sales increase of 3.4%, with the remaining increase driven primarily by sales from new stores that opened on or after February 4, 2001, offset by store closings. The Company attributes its comparable store sales increase of 3.4% to an increase in the dollar value of the average basket of 1.7% and an increase in the number of customer transactions of 1.7%.

Comparable store sales are calculated using all stores that have been open for at least two fiscal years as of the beginning of fiscal year 2003.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average basket for fiscal year 2003 may have resulted from several factors such as the launch of the Company’s first national television advertising campaign covering all 1,430 stores, more productive advertising circulars, the introduction of furniture departments in 157 stores over the prior year, the allocation of additional square footage to 242 furniture departments in existing stores, and improved in-stock levels on everyday basic items.

In terms of product categories, sales growth in fiscal year 2003 was broad based with positive comparable store sales increases across most major categories driven by gains in consumables, furniture, hardlines, and domestics, offset by declines in apparel and home décor.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average basket. The following table summarizes comparable store sales increases as well as growth in customer transactions and the value of the average basket:

	Fiscal Year
	2003	2002
Comparable store sales	3.4%	7.7%
Customer transactions	1.7%	2.8%
Value of the average basket	1.7%	4.9%

Gross Profit

Gross profit increased $114.5 million, or 7.0%, in fiscal year 2003 to $1,746.4 million from $1,631.9 million in fiscal year 2002. Gross profit as a percentage of net sales was 41.8% in fiscal year 2003 compared to 42.2% in the previous year. The Company believes the 40 basis point decrease in the gross profit percentage was driven by a reduction of 60 basis points in the initial markup of merchandise due to a combination of better than expected sales in lower markup categories, such as consumables, and increased freight rates related to imported merchandise. Markdown reductions of 20 basis points over the previous year partially offset the decline in initial markup.

Selling and Administrative Expenses

Selling and administrative expenses increased $130.7 million, or 8.8%, in fiscal year 2003 to $1,616.0 million from $1,485.3 million in fiscal year 2002. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 38.7% in fiscal year 2003 from 38.4% in fiscal year 2002.

The 30 basis point increase in the selling and administrative expense rate was primarily attributable to a partial charge-off (23 basis points) of the HCC Note and the write-off of the KB warrant received at the time of the sale of the KB Toys business and a charge (22 basis points) to settle the California wage and hour class action lawsuits (see KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements). Excluding these items, the selling and administrative rate reduction of 15 basis points was primarily attributable to the leveraging of fixed costs over a higher sales base and a reduced bonus payout, partially offset by the impact of increased distribution and transportation costs and store payroll due to increased carton volume in departments such as consumables which experienced higher sales volume and declining carton values.

Selling and administrative expenses increased over fiscal year 2002 primarily due to an increase in the number of stores, costs associated with higher levels of sales and increased carton volume; national advertising costs; a partial charge-off of the HCC Note and the write-off of the KB warrant; and litigation charges. The $130.7 million increase was primarily attributable to increased store payroll costs of $50.0 million, increased distribution and transportation costs of $22.6 million, increased store occupancy related costs including rent and utilities of $22.2 million, a $9.9 million increase in advertising costs, a $9.6 million partial charge-off of the HCC Note and the write-off of the KB warrant; and a $9.1 million charge for the California wage and hour class action lawsuits.

Distribution and transportation costs, which are included in selling and administrative expenses (see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements), increased slightly by 15 basis points when compared to fiscal year 2002.

Interest Expense

Interest expense, including the amortization of obligation issuance costs, was $16.4 million for fiscal year 2003 compared to $21.0 million for fiscal year 2002. As a percentage of net sales, interest expense decreased 10 basis points from 0.5% in fiscal year 2002 compared to 0.4% in fiscal year 2003. The decrease was primarily due to the fiscal year 2003 capitalization of $3.7 million of interest related to construction costs for the new distribution facility in Durant, Oklahoma. Interest expense for fiscal years 2003 and 2002 was primarily related to the $204.0 million senior notes with maturities ranging from four to six years privately placed by the Company pursuant to the Note Purchase Agreement dated May 8, 2001, (“Senior Notes”) as well as the amortization of obligation issuance costs (see Long-term Obligations in the Notes to the Consolidated Financial Statements).

Interest Income

Interest income increased slightly to $1.1 million in fiscal year 2003 compared to $0.8 million for fiscal year 2002. Interest income was generated by interest earned on cash equivalents and short-term investments. Cash equivalents at January 31, 2004, and February 1, 2003, were $170.3 million and $143.8 million, respectively.

Income Taxes

The effective income tax rate of the continuing operations of the Company was 20.9% for fiscal year 2003 compared to 39.5% for fiscal year 2002. The rate decrease was primarily related to the reversal of a $15.0 million deferred tax asset valuation allowance related to the HCC Note and the reversal of $3.1 million of previously accrued federal and state taxes as the result of the substantial resolution and closure of several years of federal and state income tax examinations. The Company anticipates the fiscal year 2004 effective income tax rate to fall within a range of 38.8% to 39.5%.

Discontinued Operations

See KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Net Sales

Net sales increased to $3,868.6 million for fiscal year 2002 from $3,433.3 million for fiscal year 2001, an increase of $435.3 million, or 12.7%. This increase resulted primarily from a comparable store sales increase of 7.7%, with the remaining increase driven primarily by sales from new stores that opened on or after January 30, 2000, offset by store closings. The Company attributes its comparable store sales increase of 7.7% to an increase in the dollar value of the average basket of 4.9% and an increase in the number of customer transactions of 2.8%.

Comparable store sales are calculated using all stores that have been open for at least two fiscal years as of the beginning of fiscal year 2002.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average basket for fiscal year 2002 may have resulted from several factors such as more reliable in-stock levels of consumables products, more productive advertising circulars, increased television advertising spending, the opening of 434 conversion stores during fiscal years 2002 and 2001, and the introduction of furniture departments in 128 stores over the prior year.

In terms of product categories, sales growth in fiscal year 2002 was broad-based with positive comparable store sales increases across most major categories driven by gains in domestics, furniture, hardlines, consumables, toys, and home décor, offset by a decline in seasonal merchandise.

The following table summarizes comparable store sales increases as well as growth in customer transactions and the value of the average basket:

	Fiscal Year
	2002	2001
Comparable store sales	7.7%	2.0%
Customer transactions	2.8%	.3%
Value of the average basket	4.9%	1.7%

Gross Profit

Gross profit increased $290.8 million, or 21.7%, in fiscal year 2002 to $1,631.9 million from $1,341.1 million in fiscal year 2001. Gross profit as a percentage of net sales was 42.2% in fiscal year 2002 compared to 39.1% in the previous year. Of the 310 basis point improvement in the gross profit percentage, 180 basis points were due to prior year’s results having been impacted by a charge of $37.8 million (net of tax) ($62.4 million before tax) (see 2001 Charge in the Notes to the Consolidated Financial Statements for more information). The remaining 130 basis points of increase in the gross profit percentage was primarily due to improvements in initial markup due to opportunistic buying conditions across most merchandise categories, partially offset by promotional markdowns taken to clear seasonal inventory such as Christmas decorative merchandise.

Selling and Administrative Expenses

Selling and administrative expenses increased $116.9 million in fiscal year 2002 to $1,485.3 million from $1,368.4 million in fiscal year 2001. As a percentage of net sales, selling and administrative expenses decreased to 38.4% in fiscal year 2002 from 39.9% in fiscal year 2001. Of the 150 basis point improvement in the selling and administrative expense rate, 110 basis points were due to prior year’s results having been impacted by a $21.1 million (net of tax) ($34.9 million before tax) charge resulting from a change in estimate relating to insurance reserves. The remaining 40 basis points of rate improvement in fiscal year 2002 was primarily due to improving productivity in distribution, transportation, and store payroll, partially offset by the negative impact of increased health insurance costs, as well as accelerating comparable sales on an expense base of which a large portion is fixed.

Selling and administrative expenses increased over fiscal year 2001 primarily due to an increase in the number of stores, costs associated with higher levels of sales, and investment in store remodels. The $116.9 million increase was primarily attributable to an increase in store payroll of $40.8 million, increased store occupancy related costs such as rent and utilities of $24.8 million, increased incentive compensation of $17.3 million due to improved operating results, and an increase of $17.2 million in insurance expense primarily driven by health costs related to increased associate participation and medical inflation.

Distribution and transportation costs, which are included in selling and administrative expenses (see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements), decreased as a percentage of sales 60 basis points when compared to fiscal year 2001. The reduction in distribution and transportation costs as a percentage of sales was primarily due to productivity improvements and the leveraging of costs over a higher sales base.

Interest Expense

Interest expense, including the amortization of obligation issuance costs, was $21.0 million for fiscal year 2002 compared to $20.5 million for fiscal year 2001. As a percentage of net sales, interest expense for fiscal year 2002 declined slightly compared to fiscal year 2001.

The fiscal year 2002 interest primarily relates to the Company’s Senior Notes and the amortization of obligation issuance costs. The decrease in interest expense over fiscal year 2001 was primarily due to lower average borrowings under the Company’s senior revolving Credit Agreement dated May 8, 2001 (“Revolving Credit Agreement”). This decrease was partially offset by fiscal year 2001 expense being favorably impacted in the first and second quarters by the capitalization of $2.4 million of interest related to the Tremont, Pennsylvania, distribution facility. Additionally, the Senior Notes, which carry a higher interest rate than the variable-priced Revolving Credit Agreement, were not in place until the second quarter of fiscal year 2001.

Interest Income

Interest income increased to $0.8 million in fiscal year 2002 compared to $0.3 million for fiscal year 2001. Interest income was generated by interest earned on cash equivalents and short-term investments. Cash equivalents at February 1, 2003, and February 2, 2002, were $143.8 million and $17.5 million, respectively.

Income Taxes

The effective income tax rate of the Company was 39.5% in fiscal years 2002 and 2001.

Discontinued Operations

See KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Revolving Credit Agreement

On May 8, 2001, the Company entered into the Revolving Credit Agreement with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s prior senior unsecured revolving credit facility (“Prior Revolver”) which, at the time of its replacement, consisted of a $500.0 million revolving credit facility that was due to expire on May 6, 2002. The average interest rate under the Revolving Credit Agreement during fiscal years 2003 and 2002 was 2.4% and 3.0%, respectively.

The Revolving Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at January 31, 2004.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, the Revolving Credit Agreement was amended to exclude the fiscal year 2001 charge (see 2001 Charge in the Notes to the Consolidated Financial Statements) from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002, amendments, the Company provided collateral, consisting principally of its inventories, as security for the Revolving Credit Agreement, and agreed to certain changes in other terms.

The February 25, 2002, amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates at least quarterly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor. At January 31, 2004, the Company’s borrowing base was $280.5 million.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May 2005, and to reduce the size of the facility from $358.75 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million revolving credit facility, combined with cash provided by operations and existing cash balances, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

Senior Notes

The Senior Notes have maturities ranging from four to six years. Principal maturities of the Senior Notes are as follows:

(In thousands)
2004	$—
2005	174,000
2006	15,000
2007	15,000

Long-term obligations	$204,000

The Senior Notes currently carry a weighted-average yield of 8.21% and rank pari passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

The Note Purchase Agreement and Senior Notes contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at January 31, 2004.

On February 25, 2002, the Note Purchase Agreement was amended to exclude the fiscal year 2001 charge (see 2001 Charge in the Notes to the Consolidated Financial Statements) from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002, amendment, the Company provided collateral, consisting principally of its inventories, as security for the Senior Notes, and agreed to certain changes in other terms.

Liquidity

The primary sources of liquidity for the Company have been cash flows from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. Working capital was $704.0 million, and the Company had no direct borrowings under the Revolving Credit Agreement at January 31, 2004. The Company’s borrowing base at January 31, 2004, was $280.5 million. The borrowing base was reduced by outstanding letters of credit totaling $44.8 million. As a result, $235.7 million was available under the Revolving Credit Agreement at January 31, 2004. The Company had invested funds of $170.3 million at January 31, 2004.

During fiscal year 2003, the Company had average borrowings under the Revolving Credit Agreement of $10.8 million and peak borrowings of $76.8 million. Additionally, the Company had average letters of credit outstanding of $35.7 million during fiscal year 2003. The amortization of obligation issuance costs is included in interest expense in the statements of operations.

Cash flows from operating activities were $184.9 million during fiscal year 2003 and resulted primarily from net income adjusted for depreciation and amortization totaling $172.8 million. An increase in inventories of $53.4 million over fiscal year 2002 was primarily due to increased receipts of furniture merchandise substantially offset by an increase in accounts payable of $42.1 million.

Capital expenditures were $163.7 million in fiscal year 2003, $102.7 million in fiscal year 2002, and $107.6 million in fiscal year 2001. Capital expenditures in fiscal year 2003 were primarily driven by the construction of the distribution facility in Durant, Oklahoma, remodeling of existing stores, and new store openings. Capital expenditures in fiscal year 2002 were primarily driven by new store openings, investments in store remodels, and the commencement of the construction of the distribution facility in Durant, Oklahoma. Capital expenditures in fiscal year 2001 were primarily driven by new store openings; additional distribution facility capacity in Montgomery, Alabama, and Tremont, Pennsylvania; investments in store conversions and remodels; and the upgrade of the warehouse management system in the Columbus, Ohio, distribution facility. Capital expenditure requirements in 2004 are anticipated to be approximately $115 to $120 million, and will consist primarily of investments in approximately 90 new stores, store expansions, the reengineering of the Columbus, Ohio, distribution facility, and the remodeling of 68 existing stores.

Contractual Obligations

The following table summarizes payments due under the Company’s contractual obligations at January 31, 2004:

	Payments Due by Period(1)
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
(In thousands)
Long-term debt obligations (2)	$—	$189,000	$15,000	$—	$204,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations (3) (4)	260,033	422,062	253,985	180,742	1,116,822
Purchase obligations (4) (5)	721,726	235,724	105,851	145,916	1,209,217
Other long-term liabilities	—	—	—	—	—

Total contractual obligations (6)	$981,759	$846,786	$374,836	$326,658	$2,530,039

(1) The disclosure of contractual obligations in this table is based on assumptions and estimates that the Company believes to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that the Company ultimately incurs. Variables that may cause the stated amounts to vary from those actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by the Company as of the date of this report; fluctuations in third party fees, governmental charges or market rates that the Company is obligated to pay under contracts it has with certain vendors; and the exercise of renewal options under or the automatic renewal of contracts that provide for the same.

(2) Long-term debt obligations are limited to the Senior Notes. The table assumes that the Senior Notes are paid at maturity (see Long-term Obligations in the Notes to the Consolidated Financial Statements for more information).

(3) Operating lease obligations include, among other items, leases for the Company’s retail stores, warehouse space, and offices. Many of the store lease obligations require the Company to pay for common area maintenance, real estate taxes, and insurance. The Company has made certain assumptions and estimates in order to account for its contractual obligations relative to common area maintenance, real estate taxes, and property insurance. The Company estimates that future obligations for common area maintenance, real estate taxes, and property insurance are $57.6 million at January 31, 2004. Those assumptions and estimates include, but are not limited to: extrapolation of historical data to estimate the Company’s future obligations; calculation of the Company’s obligations based on per square foot averages where no historical data is available for a particular leasehold; and assumptions related to certain increases over historical data where the Company’s obligation is a prorated share of all lessees’ obligations within a particular property (see Leases in the Notes to the Consolidated Financial Statements for more information).

(4) For purposes of the operating lease and purchase obligation disclosures, the Company has assumed that it will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and the Company disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement of the Company and its vendor, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, the Company disclosed its minimum commitment under such obligation, e.g. one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of the length of the eventual term.

(5) Purchase obligations include outstanding purchase orders for retail merchandise issued in the ordinary course of the Company’s business that are valued at $463.7 million, the entirety of which represents obligations due within one year of

January 31, 2004. Purchase obligations also include a commitment for future inventory purchases totaling $359.8 million at January 31, 2004. While the Company is not required to meet any periodic minimum purchase requirements under this commitment, for purposes of this tabular disclosure, the Company has included the value of the purchases that it anticipates making during each of the reported periods, as purchases will count toward its fulfillment of the aggregate obligation. The remaining $385.7 million is primarily related to distribution and transportation commitments and future advertising services.

(6) The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to KB Toys (see KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements for more information).

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

The Company’s accounting policies and other disclosures required by accounting principles generally accepted in the United States of America are also described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The items listed below are not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The Company has certain critical accounting policies and accounting estimates, which are described below.

Merchandise inventories. Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross profit. These assumptions are based on historical experience and current information.

Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends. When a decision is made to permanently mark down merchandise or a promotional markdown decision is made, the resulting gross profit reduction is recognized in the period the markdown is recorded.

Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the fiscal year. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes will minimize shrinkage.

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

Impairment. The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Impairment is recorded if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

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

Income taxes. The Company records income tax loss contingencies for estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any one point in time, many tax years may be in various stages of audit or appeals or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues both individually and collectively. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax contingency calculations accordingly.

The Company has generated deferred tax assets due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss), the jurisdictional mix and magnitude of income (loss), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax liability or asset for enacted changes in tax laws or rates.

Pension liabilities. Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expense and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The discount rate used to determine the net periodic pension cost for fiscal year 2003 was 6.8%. A 0.5% increase in the discount rate would reduce the net periodic pension cost by $0.2 million. A 0.5% reduction in the discount rate would increase the net periodic pension cost by $0.5 million.

To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. This resulted in the selection of the 9.0% long-term rate of return on assets for fiscal year 2003. A 1.0% increase in the expected long-term rate of return would decrease the net periodic pension cost by $0.3 million. A 1.0% decrease in the expected long-term rate of return would increase the net periodic pension cost by $0.3 million. The Company has reduced the expected long-term rate of return on assets to 8.5% for fiscal year 2004.

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

Cost of sales. Cost of sales includes the cost of merchandise (including related inbound freight), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and administrative expenses. The Company includes store expenses (such as payroll and occupancy costs), distribution and transportation costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

Discontinued operations. At January 31, 2004, the reserve for discontinued operations includes management’s best estimate of the Company’s potential liability under its guarantee of 90 store leases which have been rejected by KB as part of its bankruptcy proceeding. Management has utilized an independent real estate valuation firm to assist in developing this estimate. Management will periodically update its estimate as information about the potential liability becomes available. If KB rejects additional leases as its bankruptcy proceeds, management will estimate the additional potential liability and record any charge as discontinued operations.

In addition, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. Management’s best estimate of any potential liability resulting from such mutual indemnification obligations are recorded as discontinued operations at January 31, 2004. Management will periodically update its estimate as information about any potential liability becomes available.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements are discussed in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

COMMITMENTS

Commitments are discussed in the Long-term Obligations, the Commitments and Contingencies, and the Leases Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company does not expect changes in interest rates in fiscal year 2004 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s capital resources, financial position, results of operations, or cash flows.

The Company continues to believe that it has, or, if necessary, has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the Company’s capital resources, financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Big Lots, Inc.:

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Big Lots, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Dayton, Ohio
March 19, 2004

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year
	2003	2002	2001
Net sales	$4,174,383	$3,868,550	$3,433,321
Cost of sales	2,428,024	2,236,633	2,092,183

Gross profit	1,746,359	1,631,917	1,341,138
Selling and administrative expenses	1,616,031	1,485,265	1,368,397

Operating profit (loss)	130,328	146,652	(27,259)
Interest expense	16,443	20,954	20,489
Interest income	(1,061)	(843)	(287)

Income (loss) from continuing operations before income taxes	114,946	126,541	(47,461)
Income tax expense (benefit)	24,051	49,984	(18,747)

Income (loss) from continuing operations	90,895	76,557	(28,714)
(Loss) income from discontinued operations	(9,720)	—	8,480

Net income (loss)	$81,175	$76,557	$(20,234)

Income (loss) per common share - basic:
Continuing operations	$.78	$.66	$(.25)
Discontinued operations	(.08)	—	.07

	$.70	$.66	$(.18)

Income (loss) per common share - diluted:
Continuing operations	$.78	$.66	$(.25)
Discontinued operations	(.09)	—	.07

	$.69	$.66	$(.18)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	January 31, 2004	February 1, 2003
ASSETS
Current assets:
Cash	$20,928	$23,193
Cash equivalents	170,300	143,815
Inventories	829,569	776,210
Deferred income taxes	82,406	61,221
Other current assets	64,397	63,582

Total current assets	1,167,600	1,068,021

Property and equipment - net	605,527	532,900
Deferred income taxes	422	17,766
Other assets	11,139	23,074

Total assets	$1,784,688	$1,641,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,884	$119,813
Accrued liabilities	301,702	290,584

Total current liabilities	463,586	410,397

Long-term obligations	204,000	204,000
Other liabilities	1,042	1,183
Commitments and contingencies
Shareholders’ equity:
Common shares - authorized 290,000 shares, $.01 par value; issued 116,927 shares and 116,165 shares, respectively	1,169	1,162
Additional paid-in capital	466,740	458,043
Retained earnings	648,151	566,976

Total shareholders’ equity	1,116,060	1,026,181

Total liabilities and shareholders’ equity	$1,784,688	$1,641,761

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Shares Issued		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - February 3, 2001	112,079	$1,121	$416,038	$510,653	$927,812
Net loss	—	—	—	(20,234)	(20,234)
Exercise of stock options	1,799	18	15,551	—	15,569
Employee benefits paid with common shares	520	5	5,519	—	5,524
Redemption of preferred stock rights	—	—	(1,138)	—	(1,138)

Balance - February 2, 2002	114,398	1,144	435,970	490,419	927,533
Net income	—	—	—	76,557	76,557
Exercise of stock options	1,323	13	17,436	—	17,449
Employee benefits paid with common shares	444	5	4,637	—	4,642

Balance - February 1, 2003	116,165	1,162	458,043	566,976	1,026,181
Net income	—	—	—	81,175	81,175
Exercise of stock options	327	3	4,136	—	4,139
Employee benefits paid with common shares	435	4	4,561	—	4,565

Balance - January 31, 2004	116,927	$1,169	$466,740	$648,151	$1,116,060

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2003	2002	2001
Operating activities:
Net income (loss)	$81,175	$76,557	$(20,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	9,720	—	(8,480)
Depreciation and amortization	91,634	85,327	70,137
Deferred income taxes	(3,841)	50,021	(20,209)
Loss on sale of equipment	2,471	1,056	3,103
Employee benefits paid with common shares	4,565	4,642	5,525
Partial charge-off of HCC Note and write-off of KB warrant	9,598	—	—
Other	293	1,093	3,149
Change in assets and liabilities, excluding the effect of discontinued operations	(10,705)	4,625	124,098

Net cash provided by operating activities	184,910	223,321	157,089

Investing activities:
Capital expenditures	(163,718)	(102,694)	(107,561)
Cash proceeds from sale of equipment	108	2,271	6,186
Other	(324)	3,667	(63)

Net cash used in investing activities	(163,934)	(96,756)	(101,438)

Financing activities:
Payment of long-term obligations	(305,000)	(448,800)	(2,149,800)
Proceeds from long-term obligations	305,000	448,800	2,087,319
Redemption of preferred stock rights	—	—	(1,138)
Proceeds from exercise of stock options	3,704	16,087	12,353
Bank and bond fees	(460)	(4,466)	(6,224)

Net cash provided by (used in) financing activities	3,244	11,621	(57,490)

Increase (decrease) in cash and cash equivalents	24,220	138,186	(1,839)
Cash and cash equivalents:
Beginning of year	167,008	28,822	30,661

End of year	$191,228	$167,008	$28,822

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Big Lots, Inc. (the “Company”) is the nation’s largest broadline closeout retailer. At January 31, 2004, the Company operated a total of 1,430 stores, 1,385 stores under the name Big Lots, and 45 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well-positioned for continued growth. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online purchasing at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

Fiscal Year

The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal years 2003, 2002, and 2001 were comprised of 52 weeks.

Segment Reporting

The Company manages its business on the basis of one segment: broadline closeout retailing. At January 31, 2004, and February 1, 2003, all of the Company’s operations were located within the United States of America.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. When the intended holding period of a liquid investment exceeds three months, the Company will classify the cash equivalent as a short-term investment. The Company’s policy is to invest in investment-grade instruments. The Company had invested funds of $170.3 million at January 31, 2004.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross profit. These assumptions are based on historical experience and current information.

Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends. When a decision is made to permanently mark down merchandise or a promotional markdown decision is made, the resulting gross profit reduction is recognized in the period the markdown is recorded.

Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the fiscal year. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes will minimize shrinkage.

Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that would materially reduce its cost of sales.

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. At January 31, 2004, the value of the Company’s intangible assets was $0.55 million and the related accumulated amortization was $0.04 million.

Property and Equipment

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment.

Impairment

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Impairment is recorded if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

Computer Software Costs

The Company capitalizes certain computer software costs after the application development stage has been established. Capitalized computer software costs are depreciated using the straight-line method over 5 years.

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

If compensation cost for the Company’s stock options had been determined based on the fair value method under the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts as follows:

	Fiscal Year
	2003	2002	2001
(In thousands, except per share amounts)
Net income (loss):
As reported	$81,175	$76,557	$(20,234)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	6,034	5,055	6,756

Pro forma	$75,141	$71,502	$(26,990)

Income (loss) per common share - basic:
As reported	$.70	$.66	$(.18)
Pro forma	$.64	$.62	$(.24)
Income (loss) per common share - diluted:
As reported	$.69	$.66	$(.18)
Pro forma	$.64	$.61	$(.24)

Income Taxes

The Company records income tax loss contingencies for estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any one point in time, many tax years may be in various stages of audit or appeals or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues both individually and collectively. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax contingency calculations accordingly.

The Company has generated deferred tax assets due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss), the jurisdictional mix and magnitude of income (loss), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax liability or asset for enacted changes in tax laws or rates.

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The discount rate used to determine the net periodic pension cost for fiscal year 2003 was 6.8%. A 0.5% increase in the discount rate would reduce the net periodic pension cost by $0.2 million. A 0.5% reduction in the discount rate would increase the net periodic pension cost by $0.5 million.

To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. This resulted in the selection of the 9.0% long-term rate of return on assets for fiscal year 2003. A one percent increase in the expected long-term rate of return would decrease the net periodic pension cost by $0.3 million. A one percent decrease in the expected long-term rate of return would increase the net periodic pension cost by $0.3 million. The Company has reduced the expected long-term rate of return on assets to 8.5% for fiscal year 2004.

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

Fair Value

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations is estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The estimated fair value of the Company’s long-term obligations at January 31, 2004, and February 1, 2003, were $218.0 million and $225.4 million, respectively, compared to the carrying value of $204.0 million.

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

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

Other Comprehensive Income

The Company’s comprehensive income is equal to net income, as there are no items that qualify as other comprehensive income.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At January 31, 2004, the Company held no available-for-sale equity securities.

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), distribution and transportation costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $106.7 million, $96.9 million, and $91.7 million for fiscal years 2003, 2002, and 2001, respectively.

Store Pre-opening Costs

Pre-opening costs related to new store openings are expensed as incurred.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement was adopted in fiscal year 2003 and has no material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. Although the Company has not changed to the fair value method, the disclosure requirements of this pronouncement have been adopted.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires companies to recognize certain financial instruments with characteristics of both liabilities and equity as either a liability or an asset. SFAS No. 150 is required to be applied prospectively to financial statements issued after June 15, 2003. The Company has no financial instruments with characteristics of both liabilities and equity.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements for periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has adopted the provisions of this interpretation.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The disclosure requirements in this interpretation are required for financial statements for periods ending after June 15, 2003. Disclosures are to include variable interest entities created after January 31, 2003, and variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no material variable interest entities.

KB TOYS MATTERS AND LITIGATION CHARGES

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000, (the “KB Stock Purchase Agreement”).

The Company has analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business; and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. As discussed below, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note (defined below) and KB warrant and a $14.3 million (net of tax) charge related to KB store lease guarantee obligations.

In connection with the sale of the KB Toys business, the Company received $258 million in cash and a 10-year note from HCC in the aggregate principal amount of $45 million. This note bears interest, on an in-kind basis, at the rate of 8% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share. At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13 million. The estimated fair value of the HCC Note was based on several factors including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003, and February 2, 2002, the carrying value of the HCC Note was $16 million. For tax purposes, the HCC Note was originally recorded at its face value of $45 million, and the Company incurred tax liability on the interest, which accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note (see the Income Taxes Note to the Consolidated Financial Statements for further discussion).

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly indemnified the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of January 31, 2004, with respect to: a) approximately 384 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”), owned by Kay-Bee Toy & Hobby Shops, Inc., an affiliate of KB Acquisition Corporation and a party to the bankruptcy proceedings.

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90 store leases affected by KB’s rejections.

The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the 90 guaranteed store leases. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net of a $9.7 million tax benefit) to reflect its best estimate of this loss contingency. The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations. The Company is not aware of any additional rejections of the remaining 294 store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. Nevertheless, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “DC Note”). The Company was informed that, as of January 14, 2004, the DC Note had an outstanding principal amount of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder has claimed that a make-whole premium of approximately $1.5 million is also due and payable. The Company is reviewing its rights and obligations regarding the premium. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the DC Note. Based upon analysis of the information currently available, the Company believes that the fair market value of the Pittsfield DC is between $6.2 million and $6.8 million. The Company intends to take an active role in limiting its potential liability with respect to the DC Note. In the event the Company incurs a liability related to the Pittsfield DC, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations. However, because the KB bankruptcy is in its early stages, the Company has not made any provision for loss contingencies with respect to any non-lease related indemnification obligations. At this time, Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In another KB matter unrelated to the bankruptcy proceedings mentioned above, the Company announced on August 20, 2003, that it had reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The Court issued a final order approving the agreement during the fourth quarter of fiscal year 2003. The Company contributed $2.1 million toward the settlement and accordingly, a charge of $1.2 million (net of tax) was recorded to discontinued operations in the third quarter of fiscal year 2003.

During fiscal year 2003, the Internal Revenue Service (the “IRS”) concluded its field examination of the Company’s consolidated income tax returns for the fiscal year 1997 through fiscal year 2000 cycle. The consolidated income tax returns for that cycle included the KB Toys business. In the fourth quarter of fiscal year 2003, the fiscal year 1997 through fiscal year 2000 IRS examination cycle was substantially resolved when the congressional Joint Committee on Taxation found no exception to the IRS field examination report (see the Income Taxes Note to the Consolidated Financial Statements for further discussion). The Company has also received substantial resolution with the Appeals Division of the IRS related to a KB income tax matter for fiscal year 1996 in conjunction with the Mac Frugal’s Bargains Close-outs, Inc. appeal (see the Income Taxes Note to the Consolidated Financial Statements for further discussion). Discontinued operations also reflect the substantial resolution and closure of tax audit activity, the closing of the statute of limitations, and changes in the expected outcome of tax contingencies related to KB state and local non-income tax matters. As a result of the substantial resolution and closure of these items, the Company has reversed previously accrued income taxes of approximately $4.7 million, and sales and use taxes of approximately $1.1 million related to discontinued operations.

For fiscal year 2003, the Company has recorded, related to KB Toys matters described above, charges to discontinued operations of $9.7 million (net of tax), or $0.09 per diluted share, and a benefit to continuing operations of $10.5 million (net of tax), or $0.09 per diluted share. The KB Toys charges recorded to discontinued operations represented: a) a $14.3 million (net of tax) charge related to KB store lease guarantee obligations; b) a $5.8 million (net of tax) benefit related to the resolution and closure of KB state and local tax matters; and c) a $1.2 million (net of tax) charge related to certain advertising practices of KB Toys. In another KB matter, the Company recorded to continuing operations a $10.5 million (net of tax) benefit related to the partial charge-off of the HCC Note and the write-off of the KB warrant. Including the charge of $5.7 million (net of tax) for the Company’s two California class action lawsuits recorded to continuing operations, KB Toys matters and litigation charges totaled $4.9 million (net of tax).

The Company has, as part of the KB Stock Purchase Agreement, retained the responsibility for certain KB insurance claims incurred through the date of closing of the sale on December 7, 2000. During fiscal year 2001, the Company determined that the estimate for the related insurance reserves exceeded the expected liability. Accordingly, a portion of the insurance reserves established in connection with the sale of the KB Toys business were adjusted and recorded as income from discontinued operations on the Company’s Statements of Operations. This adjustment resulted in $8.5 million (net of tax) of income from discontinued operations in fiscal year 2001.

The following are the components of discontinued operations:

	Fiscal Year
	2003	2002	2001
(In thousands)
(Loss) income on disposal of KB Toys business, net of income tax (benefit) expense of $(14,691), $(4,000), and $5,423 in 2003, 2002, and 2001, respectively.	$(9,720)	$–	$8,480

The Company also announced on August 20, 2003, that it reached a preliminary agreement to settle the Company’s two California class action lawsuits relating to the calculation of earned overtime wages for certain former and current store managers and assistant store managers in that state. Final court approval of the proposed settlement was received February 4, 2004. During the fourth quarter of fiscal year 2003, the Company adjusted the total related charge to $5.7 million (net of tax), $0.6 million lower than its original estimate recorded during the second quarter of fiscal year 2003. The Company does not expect this settlement to have a material impact on its financial condition, results of continuing operations, or liquidity going forward.

2001 CHARGE

In fiscal year 2001, the Company recorded a charge of $50.4 million (net of tax), or $0.44 per diluted share. The charge represented: a) costs to modify the Company’s product assortment and exit certain merchandise categories ($6.1 million net of tax), b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($15.0 million net of tax), c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multiyear conversion to a detailed stock keeping unit inventory management system ($16.7 million net of tax), and d) changes in estimates and estimating methodology related to insurance reserves ($12.6 million net of tax). These charges are included in the Company’s fiscal year 2001 financial statements.

LONG-TERM OBLIGATIONS

The long-term obligations at January 31, 2004, were $204.0 million. There were no direct borrowings under the Revolving Credit Agreement at January 31, 2004, and February 1, 2003. The Company’s borrowing base at January 31, 2004, was $280.5 million. The borrowing base was reduced by outstanding letters of credit totaling $44.8 million. As a result, $235.7 million was available under the Revolving Credit Agreement at January 31, 2004.

Interest paid was $17.4 million in fiscal year 2003, $17.4 million in fiscal year 2002, and $19.1 million in fiscal year 2001, which includes capitalized interest of $3.7 million, $0.1 million, and $2.4 million, respectively. The amortization of obligation issuance costs is included in interest expense in the Consolidated Statements of Operations.

Revolving Credit Agreement

On May 8, 2001, the Company entered into the Revolving Credit Agreement with a group of financial institutions, which consisted of a $358.75 million three-year revolving credit facility and a $153.75 million 364-day facility, renewable annually. The Revolving Credit Agreement replaced the Company’s prior senior unsecured revolving credit facility (“Prior Revolver”) which, at the time of its replacement, consisted of a $500.0 million revolving credit facility that was due to expire on May 6, 2002. The average interest rate under the Revolving Credit Agreement during fiscal years 2003 and 2002 was 2.4% and 3.0%, respectively.

The Revolving Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at January 31, 2004.

On October 30, 2001, the financial covenants of the Revolving Credit Agreement were amended to provide the Company with increased operating flexibility. On February 25, 2002, the Revolving Credit Agreement was amended to exclude the fiscal year 2001 charge (see 2001 Charge in the Notes to the Consolidated Financial Statements) from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002, amendments, the Company provided collateral, consisting principally of its inventories, as security for the Revolving Credit Agreement, and agreed to certain changes in other terms.

The February 25, 2002, amendment to the Revolving Credit Agreement imposed certain limitations on the extent to which the Company may borrow under the Revolving Credit Agreement. The Company’s borrowing base fluctuates at least quarterly based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. On April 30, 2002, the Revolving Credit Agreement was further amended to increase the applicable borrowing base factor.

On May 8, 2002, the Company’s 364-day facility expired. This facility had not been used during the prior year and, accordingly, was not renewed. On July 31, 2003, the Revolving Credit Agreement was further amended to extend the maturity one year to May 2005, and to reduce the size of the facility from $358.75 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million revolving credit facility, combined with cash provided by operations and existing cash balances, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

Senior Notes

On May 8, 2001, the Company entered into the Note Purchase Agreement pursuant to which it completed a $204.0 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”).

Principal maturities of the Senior Notes are as follows:

(In thousands)
2004	$—
2005	174,000
2006	15,000
2007	15,000

Long-term obligations	$204,000

The Note Purchase Agreement and Senior Notes currently carry a weighted-average yield of 8.21% and rank pari passu with the Company’s Revolving Credit Agreement. Proceeds from the issue were used to pay down the Prior Revolver.

The Senior Notes contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at January 31, 2004.

On February 25, 2002, the Note Purchase Agreement was amended to exclude the fiscal year 2001 charge (see 2001 Charge in the Notes to the Consolidated Financial Statements) from the fixed charge coverage and leverage ratio financial covenant calculations. As part of the February 25, 2002, amendment, the Company provided collateral, consisting principally of its inventories, as security for the Senior Notes, and agreed to certain changes in other terms.

COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance, and other matters that are incidental to their ordinary course of business. The Company will record a liability related to its commitments and contingencies when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

The Company has contractual obligations to certain vendors for the future purchase of goods and services totaling approximately $1,209.2 million at January 31, 2004. Purchase obligations include outstanding purchase orders for retail merchandise issued in the ordinary course of the Company’s business that are valued at $463.7 million, the entirety of which represents obligations due within one year of January 31, 2004. Purchase obligations also include a commitment for future inventory purchases totaling $359.8 million at January 31, 2004, though the Company is not required to meet any periodic minimum purchase requirements under this commitment. The remaining $385.7 million is primarily related to distribution and transportation commitments and future advertising services.

The Company announced on August 20, 2003, that it reached a preliminary agreement to settle the Company’s two California class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain former and current store managers and assistant store managers in that state. Each of the lawsuits was filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated store managers and assistant store managers. Final court approval of the proposed settlement was received on February 4, 2004. During the fourth quarter of fiscal year 2003, the Company adjusted the total related charge to $5.7 million (net of tax), $0.6 million lower than its original estimate which was recorded during the second quarter of fiscal year 2003. The Company does not expect this settlement to have a material impact on its financial condition, results of continuing operations, or liquidity going forward.

The Company has announced on August 20, 2003, that it had reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The Court issued a final order approving the agreement during the fourth quarter of fiscal year 2003. The Company contributed $2.1 million toward the settlement and accordingly, a charge of $1.2 million (net of tax) was recorded to discontinued operations in the third quarter of fiscal year 2003.

On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal 2003 related to the estimated impact of the KB bankruptcy comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC note and KB warrant and a $14.3 million (net of tax) charge related to KB store lease guarantee obligations (see KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements for further discussion).

The Company is involved in other legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect of the Company’s financial position or results of operations.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, the employment-related matter described above, the lawsuit related to certain advertising practices of KB Toys, and the liabilities described above that relate to the KB bankruptcy, the Company has not recorded any additional liabilities.

INCOME TAXES

The provision for income taxes from continuing operations is comprised of the following:

	Fiscal Year
	2003	2002	2001
(In thousands)
Federal - current	$11,133	$(2,310)	$5,529
State and local - current	7,612	2,273	820
Deferred - federal, state and local	5,306	50,021	(25,096)

Income tax expense (benefit)	$24,051	$49,984	$(18,747)

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal Year
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.4	2.0	4.5
Work opportunity tax credits	(1.1)	(1.0)	(2.6)
Valuation allowance	(11.2)	3.8	7.8
Reversal of previously accrued federal taxes	(5.7)	—	—
Other, net	0.5	(0.3)	(5.2)

Effective income tax rate	20.9%	39.5%	39.5%

The reduction in the valuation allowance in fiscal year 2003 primarily relates to the reversal of the deferred tax asset associated with the HCC Note. The full face value of the HCC Note and subsequent interest income was included in the Company’s income tax returns. In fiscal year 2001, the Company believed it would sell the HCC Note to an unrelated third party at an amount equal to the fair value of the HCC Note as reflected on its financial statements. A sale of the HCC Note would have resulted in a capital loss that the Company believed that it could not have utilized. A valuation allowance of approximately $15 million was recorded through the end of fiscal year 2002 as an offset to the federal and state deferred tax assets which represented the difference between the Company’s book and tax basis of the HCC Note.

On January 14, 2004, KB declared bankruptcy and the HCC Note was partially charged off. Since it is now unlikely that the Company will sell the HCC Note for an amount that is substantially less than its tax basis, the valuation allowance is no longer required and was reversed in fiscal year 2003.

Income tax payments and refunds are as follows:

	Fiscal Year
	2003	2002	2001
(In thousands)
Income taxes paid	$45,213	$39,066	$8,969
Income taxes refunded	(3,692)	(74,758)	(76,558)

Net income taxes paid (refunded)	$41,521	$(35,692)	$(67,589)

In fiscal years 2002 and 2001, the Company received federal tax refunds of $62.5 million and $73.2 million, respectively, relating to the carryback of the fiscal year 2000 net operating loss resulting from the sale of KB Toys.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are presented in the following table:

	January 31,	February 1,
	2004	2003
(In thousands)
Deferred tax assets:
Uniform inventory capitalization	$24,175	$26,723
Workers’ compensation and other insurance reserves	25,135	22,929
Depreciation and fixed asset basis differences	12,815	15,055
State tax net operating losses, net of federal tax benefit	12,642	12,438
Capital loss carryover	10,740	10,687
Accrued state taxes	10,278	11,252
KB store lease contingencies	9,761	—
HCC Note	1,675	14,984
Valuation allowances, net of federal tax benefit	(17,411)	(32,260)
Other	45,917	39,523

Total deferred tax assets	135,727	121,331

Deferred tax liabilities:
Depreciation and fixed asset basis differences	28,102	19,816
Other	24,797	22,528

Total deferred tax liabilities	52,899	42,344

Net deferred tax assets	$82,828	$78,987

Net deferred tax assets are shown separately on the Consolidated Balance Sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	January 31,	February 1,
	2004	2003
(In thousands)
Current deferred income taxes	$82,406	$61,221
Noncurrent deferred income taxes	422	17,766

Net deferred tax assets	$82,828	$78,987

The Company has state net operating loss carryforwards primarily arising from the sale of KB Toys of $19.4 million. The state net operating loss carryforwards will expire from fiscal year 2004 through fiscal year 2023.

The Company has established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

The Company has the following income tax loss and credit carryforwards at January 31, 2004, (presentation of amounts is shown net of tax):

(In thousands)
Federal:
Net capital loss carryforwards	$10,740	Expires fiscal year 2005
Foreign tax credits	383	Expires fiscal year 2005
State and local:
Columbus enterprise zone credits	1,755	Expires fiscal year 2005
California enterprise zone credits	1,962	No expiration date

Total income tax loss and credit carryforwards	$14,840

The Company’s income taxes payable have been reduced and certain state net operating loss carryforwards increased by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $0.4 million, $1.4 million, and $3.2 million (net of tax) in fiscal years 2003, 2002, and 2001, respectively.

During the fourth quarter of fiscal year 2003, the Company received correspondence from the Congressional Joint Committee on Taxation that it had completed its consideration of the Internal Revenue Service (“IRS”) field examination report related to the IRS audit of the Company’s fiscal year 1997 through fiscal year 2000 consolidated income tax returns. The IRS and the Company have agreed that the Company can amend its fiscal year 1997 through fiscal year 2001 federal income tax returns primarily for rollforward adjustments that resulted from prior IRS examinations. The Company has also reached a substantial resolution with the Appeals Division of the IRS on issues raised during the examination of Mac Frugal’s Bargains Close-outs, Inc.’s consolidated tax returns for years prior to its acquisition by the Company. Various state and local level income tax examinations have either been substantially settled or closed during the year. In conjunction with the substantial resolution and closure of these items, the Company has reversed approximately $3.1 million in previously accrued federal and state income taxes relating to continuing operations and approximately $4.7 million relating to discontinued operations.

Years after fiscal year 2000 are open to examination by the IRS. Various states routinely audit the Company and its subsidiaries. The Company believes that it has adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to these years.

EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has a qualified defined benefit pension plan (“Pension Plan”) and a non-qualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date precedes April 1, 1994, who have reached the age of 21 and who have worked for the Company for more than one year. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Company maintains the Supplemental Pension Plan for certain highly compensated executives whose benefits were frozen in the Pension Plan on or subsequent to January 1, 1996. The Supplemental Pension Plan constitutes a contract to pay benefits upon retirement as therein defined. The Supplemental Pension Plan is designed to pay the same benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. The Company has no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of the general creditors of the Company.

The investments in the Pension Plan are managed with the primary objective of utilizing a balanced approach with equal emphasis on income and capital appreciation. Investment results are compared to the performance metrics on a quarterly basis. Changing market cycles require flexibility in asset allocation to allow movement of capital within the asset classes for purposes of increasing investment return and/or reducing risk. The targeted ranges of asset allocations are:

Equity securities	45 - 70%
Debt securities	30 - 55%
Cash equivalents	0 - 25%

Financial futures contracts and financial options contracts can be utilized for purposes of implementing bona fide hedging strategies. All assets must have readily ascertainable market value and be easily marketable.

The equity portfolio will be generally fully invested with minimal emphasis on short-term market fluctuations and broadly diversified. Global equities (foreign) and American Depository Receipts of similar high quality may also be included to further diversify the portfolio.

Fixed income investments of a single issuer (with the exception of U.S. Government or fully guaranteed agencies) must not exceed 10% of the total fixed income portfolio. Corporate obligation issues must meet or exceed a credit rating of Aa at the time of purchase and during the holding period. There are no limitations on the maximum amount allocated to each credit rating within the fixed income portfolio.

The asset allocations at December 31 by asset category are as follows:

	2003	2002
Equity securities	59.4%	76.1%
Debt securities	22.4	11.1
Real estate	4.6	—
Other	13.6	12.8

Total	100.0%	100.0%

The Company’s funding policy of the Pension Plan is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contribution during fiscal year 2004. Additional discretionary contributions could be made upon further analysis of the Pension Plan during fiscal year 2004.

The components of net periodic pension cost were comprised of the following:

	Fiscal Year
	2003	2002	2001
(In thousands)
Service cost - benefits earned in the period	$3,125	$3,550	$3,377
Interest cost on projected benefit obligation	2,971	2,887	2,658
Expected investment return on plan assets	(2,866)	(2,163)	(2,227)
Amortization of prior service cost	135	(115)	(135)
Amortization of transition obligation	13	13	13
Recognized actuarial loss	1,345	1,104	531

Net periodic pension cost	$4,723	$5,276	$4,217

Weighted-average assumptions used to determine net periodic benefit cost were:

	Fiscal Year
	2003	2002	2001
Discount rate	6.8%	7.2%	7.6%
Rate of increase in compensation levels	5.1%	5.5%	5.5%
Expected long-term rate of return	9.0%	9.0%	9.0%
Measurement date for plan assets and benefit obligations	12/31/02	12/31/01	12/31/00

Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. This resulted in the selection of the 9.0% long-term rate of return on assets for fiscal year 2003. The Company has reduced the long-term rate of return on assets to 8.5% for fiscal year 2004.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at December 31:

	Pension Plan		Supplemental Pension Plan
	2003	2002	2003	2002
(In thousands)
Projected benefit obligation	$48,868	$42,478	$5,286	$2,882
Accumulated benefit obligation	36,126	33,255	2,937	1,615
Fair market value of plan assets	42,601	33,524	—	—

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at December 31:

	2003	2002
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$45,360	$41,680
Service cost	3,125	3,550
Interest cost	2,971	2,887
Benefits paid	(3,913)	(3,526)
Plan amendment	—	870
Actuarial loss (gain)	6,611	(101)

Projected benefit obligation at end of year	$54,154	$45,360

Change in plan assets:
Fair market value at beginning of year	$33,524	$25,262
Actual return on plan assets	7,297	(1,990)
Employer contribution	5,693	13,778
Benefits paid	(3,913)	(3,526)

Fair market value at end of year	$42,601	$33,524

Funded status	$(11,553)	$(11,836)
Unrecognized actuarial loss	15,263	14,460
Unrecognized transition obligation	133	145
Unrecognized prior service cost	866	1,001

Net amount recognized	$4,709	$3,770

Prepaid benefit cost	$8,683	$7,001
Accrued benefit cost	(3,974)	(3,231)

Net amount recognized	$4,709	$3,770

Weighted-average assumptions used to determine benefit obligations for fiscal years 2003 and 2002 were:

	Fiscal Year
	2003	2002
Discount rate	6.1%	6.8%
Rate of increase in compensation levels	4.6%	5.1%
Measurement date for plan assets and benefit obligations	12/31/03	12/31/02

Savings Plan

The Company has a savings plan with a 401(k) deferral feature and a non-qualified supplemental savings plan with a similar deferral feature for eligible employees. Employees may direct their contributions into various investment options offered by the plans. The Company contributes a matching percentage of employee contributions up to a maximum percentage of base salary. The Company matching contribution is invested directly in the Company’s common shares. During the fiscal years 2003, 2002, and 2001, the Company expensed to operations $4.7 million, $5.6 million, and $2.0 million, respectively.

LEASES

Leased property consists primarily of the Company’s retail stores and certain warehouse space. Many of the store leases provide that the Company pay for real estate taxes, common area maintenance (“CAM”), and property insurance. Certain leases provide for contingent rents or may have rent escalations. In addition, many leases provide options to extend the original terms for an additional one to fifteen years.

Total lease expense, including real estate taxes, CAM, and property insurance, charged to operations for operating leases of stores and warehouses, consisted of the following:

		Fiscal Year

	2003	2002	2001
(In thousands)
Minimum leases	$244,691	$207,779	$186,341
Contingent leases	509	1,527	1,169

Total lease expense	$245,200	$209,306	$187,510

Future minimum commitments for operating leases, stores, and warehouses, excluding real estate taxes, CAM, and property insurance at January 31, 2004, are as follows:

Fiscal Year
(In thousands)
2004	$202,385
2005	176,859
2006	140,733
2007	104,572
2008	76,835
Thereafter	121,222

Total operating lease obligations	$822,606

SHAREHOLDERS’ EQUITY

Earnings Per Share

There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at January 31, 2004, which were excluded from the computation of earnings per share. Fully diluted shares are not presented for the year ended February 2, 2002, as the Company incurred a loss from continuing operations and to include these shares would be antidilutive. At February 2, 2002, an aggregate of 200,663 common shares subject to unexercised stock options were excluded from the computation of diluted earnings per share.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	Fiscal Year
	2003	2002	2001
(In thousands)
Weighted-average common shares outstanding:
Basic	116,757	115,865	113,660
Dilutive effect of stock options	496	842	—

Diluted	117,253	116,707	113,660

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

STOCK PLANS

Stock Option Plans

The Big Lots, Inc., 1996 Performance Incentive Plan, as amended (“Incentive Plan”), provides for the issuance of stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (“SARs”). The Company has not issued any restricted stock, performance units, stock equivalent units, or SARs under the Incentive Plan. The number of newly issued common shares available for issuance under the Incentive Plan at the time of the plan’s inception was 2,000,000 shares (3,125,000 shares as adjusted to account for the five for four stock splits which occurred in December 1996 and June 1997) plus an additional 1% of the total number of issued shares, including any Treasury Stock, at the start of the Company’s fiscal year plus shares available, but not issued in previous years of the Incentive Plan. Total newly issued common shares available for use under the Incentive Plan, combined with any awards of stock options or restricted stock outstanding from any other plan of the Company, shall not exceed 15% of the total issued and outstanding common shares as of any measurement date. At January 31, 2004, 13,657,384 common shares were available for issuance under the Incentive Plan. The Compensation Committee of the Board of Directors, which is charged with administering the Incentive Plan, determines the term of each award. Stock options granted under the Incentive Plan may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value, as defined by the Incentive Plan, of the underlying common shares on the date of award. The award price of a SAR is to be a fixed amount not less than 100% of the fair market value of a common share at the date of award. Upon an effective change in control of the Company, all awards outstanding under the Incentive Plan automatically vest.

The Company has a Director Stock Option Plan (“DSOP”) for nonemployee directors. The number of newly issued common shares available for issuance under the DSOP at the time of the plan’s inception was 500,000 shares (781,250 shares as adjusted to account for the five for four stock splits which occurred in December 1996 and June 1997). The DSOP is administered by the Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors nor the Compensation Committee exercise any discretion in administration of the DSOP. Grants are made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides for an annual grant of 10,000 options to each nonemployee director which becomes fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary.

Changes in the status of outstanding options were as follows:

	Options	Price(a)
Outstanding at February 3, 2001	10,796,225	$17.02
Granted	2,497,019	11.53
Exercised	1,775,649	6.87
Forfeited	1,450,174	22.41

Outstanding at February 2, 2002	10,067,421	16.65

Granted	1,931,800	12.36
Exercised	1,324,701	12.16
Forfeited	1,269,427	22.86

Outstanding at February 1, 2003	9,405,093	15.56

Granted	2,285,400	11.37
Exercised	327,675	11.27
Forfeited	637,902	16.69

Outstanding at January 31, 2004	10,724,916	$14.73

(a)	Weighted-average per share exercise price.

The following table summarizes information about the Company’s stock option plans at January 31, 2004:

Range of Prices		Options Outstanding			Options Exercisable
Greater	Less Than	Options	Weighted-Average	Weighted-Average	Options	Weighted-Average
Than	or Equal to	Outstanding	Remaining Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 1	$10	160,786	7.1	$9.67	79,086	$9.56
$10	$20	9,178,812	6.7	12.25	3,966,301	12.87
$20	$30	721,438	3.1	26.38	719,938	26.39
$30	$40	635,380	4.1	37.46	634,580	37.47
$40		28,500	3.9	40.80	28,500	40.80

		10,724,916	6.3	$14.73	5,428,405	$17.64

The Company previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and, as permitted by this standard, continues to apply the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” to its stock options and other stock-based employee compensation awards.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2003		2002		2001
Weighted-average fair value of options granted	$5.	49	$6.	51	$5.	12
Risk-free interest rates	3.	0%	4.	3%	4.	5%
Expected life (years)	4.	8	5.	4	4.	1
Expected volatility	58.	0%	54.	8%	51.	2%

ADDITIONAL DATA

The following schedule is a summary of other current assets, property and equipment - net, and accrued liabilities:

	January 31,	February 1,
	2004	2003
(In thousands)
Accounts receivable	$19,847	$21,369
Prepaid expenses and other current assets	44,550	42,213

Other current assets	$64,397	$63,582

Land	$39,688	$39,564
Buildings	564,516	481,372
Fixtures and equipment	604,706	537,630
Transportation	21,912	21,204
Construction-in-progress	14,340	15,356

Property and equipment - cost	1,245,162	1,095,126
Less accumulated depreciation	639,635	562,226

Property and equipment - net	$605,527	$532,900

Operating expenses	$80,923	$49,032
Salaries and wages	39,268	45,525
Insurance reserves	66,333	63,177
Property, payroll, and other taxes	101,342	107,177
Interest and income taxes	13,836	25,673

Accrued liabilities	$301,702	$290,584

The $31.9 million change in the operating expenses component of accrued liabilities from fiscal year 2002 to fiscal year 2003 is primarily due to a $24.0 million reserve related to KB Toys store lease guarantee obligations made in connection with the KB bankruptcy filed on January 14, 2004, and a $9.1 million reserve related to an agreement to settle the California wage and hour class action lawsuits (see KB Toys Matters and Litigation Charges in the Notes to the Consolidated Financial Statements for further discussion).

The following analysis supplements changes in assets and liabilities, excluding the effect of discontinued operations, presented in the Consolidated Statements of Cash Flows:

	Fiscal Year
	2003	2002	2001
(In thousands)
Inventories	$(53,359)	$(70,917)	$39,652
Other current assets	(815)	(7,048)	4,386
Accounts payable	42,071	3,577	(3,599)
Accrued operating expenses	13,235	56,963	8,959
Interest and income taxes	(11,837)	22,050	74,700

Change in assets and liabilities, excluding the effect of discontinued operations	$(10,705)	$4,625	$124,098

In fiscal year 2003, the $53.4 million increase in inventories was primarily due to increased receipts of furniture merchandise substantially offset by an increase in accounts payable of $42.1 million.

In fiscal year 2002, the $70.9 million change in inventories was primarily due to a $62.4 million (before tax) fiscal year 2001 charge (see 2001 Charge in the Notes to the Consolidated Financial Statements). The $57.0 million change in accrued operating expenses in fiscal year 2002 was primarily due to increased reserves in areas such as insurance, bonus compensation, rent, and real estate taxes. The $22.1 million change in interest and income taxes in fiscal year 2002 was primarily due to refunds of $62.5 million from the utilization of the net operating losses and alternative minimum tax, work opportunity, and low income housing credit carryforwards from fiscal year 2000. These refunds were netted against net current tax payments of $39.1 million.

The $74.7 million change in income taxes in fiscal year 2001 was primarily due to a $73.2 million federal income tax refund. The refund was generated through the recovery of federal taxes paid for fiscal years 1998 and 1999 due to the carryback of the fiscal year 2000 net operating loss from the sale of the KB Toys business.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2003, 2002, and 2001 is as follows:

	First	Second	Third	Fourth	Year
2003
(In thousands, except per share amounts) (a)
Net sales	$948,382	$949,275	$948,117	$1,328,609	$4,174,383
Gross profit	398,112	391,641	392,220	564,386	1,746,359
Income (loss) from continuing operations	10,193	(7,969)	(5,118)	93,789	90,895
Net income (loss)	10,193	(7,969)	(6,377)	85,328	81,175
Income (loss) per common share - basic:
Continuing operations	.09	(.07)	(.04)	.80	.78
Discontinued operations	—	—	(.01)	(.07)	(.08)

	$.09	$(.07)	$(.05)	$.73	$.70

Income (loss) per common share - diluted:
Continuing operations	.09	(.07)	(.04)	.80	.78
Discontinued operations	—	—	(.01)	(.07)	(.09)

	$.09	$(.07)	$(.05)	$.73	$.69

2002
(In thousands, except per share amounts) (a)
Net sales	$904,141	$879,255	$868,163	$1,216,991	$3,868,550
Gross profit	378,502	368,262	366,244	518,909	1,631,917
Income (loss) from continuing operations	12,207	3,218	(5,076)	66,208	76,557
Net income (loss)	12,207	3,218	(5,076)	66,208	76,557
Income (loss) per common share - basic:
Continuing operations	.11	.03	(.04)	.57	.66
Discontinued operations	—	—	—	—	—

	$.11	$.03	$(.04)	$.57	$.66

Income (loss) per common share - diluted:
Continuing operations	.11	.03	(.04)	.57	.66
Discontinued operations	—	—	—	—	—

	$.11	$.03	$(.04)	$.57	$.66

	First	Second	Third	Fourth	Year
2001
(In thousands, except per share amounts) (a)
Net sales	$773,621	$748,380	$773,106	$1,138,214	$3,433,321
Gross profit	313,918	299,927	316,641	410,652	1,341,138
Income (loss) from continuing operations	298	(10,699)	(16,364)	(1,949)	(28,714)
Net income (loss)	298	(10,699)	(16,364)	6,531	(20,234)
Income (loss) per common share - basic:
Continuing operations	.00	(.09)	(.14)	(.02)	(.25)
Discontinued operations	—	—	—	.08	.07

	$.00	$(.09)	$(.14)	$.06	$(.18)

Income (loss) per common share - diluted:
Continuing operations	.00	(.09)	(.14)	(.02)	(.25)
Discontinued operations	—	—	—	.08	.07

	$.00	$(.09)	$(.14)	$.06	$(.18)

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective in design and operation in order to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

(b)	Changes in internal controls. No changes in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the captions “Governance of the Company” and “Stock Ownership” in the Company’s Proxy Statement dated April 8, 2004, with respect to directors, code of ethics, Audit Committee, audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. Executive officers are listed below:

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Offices Held	Officer Since
Michael J. Potter	42	Chairman, Chief Executive Officer and President	1991
Albert J. Bell	43	Vice Chairman and Chief Administrative Officer	1988
Brad A. Waite	46	Executive Vice President, Human Resources and Loss Prevention	1998
John C. Martin	53	Executive Vice President, Merchandising	2003
Donald A. Mierzwa	53	Executive Vice President, Store Operations	1998
Joe R. Cooper	46	Senior Vice President and Chief Financial Officer	2000
Kent Larsson	60	Senior Vice President, Marketing	1998
Anita C. Elliott	39	Vice President Controller	2001
Charles W. Haubiel II	38	Vice President, General Counsel and Corporate Secretary	1999
Timothy A. Johnson	36	Vice President, Strategic Planning and Investor Relations	2004

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

Albert J. Bell oversees finance, human resources, loss prevention, real estate, legal, risk management, and information technology. Mr. Bell was appointed Vice Chairman of the Board of Directors and promoted to Chief Administrative Officer in June 2000. Mr. Bell joined the Company in 1987 as General Counsel and held various senior management positions in the legal and real estate areas of the Company including Senior Vice President and Executive Vice President prior to his promotion in 2000 to his current position of Chief Administrative Officer.

Brad A. Waite is responsible for human resources, loss prevention, risk management, and administrative services. Mr. Waite joined the Company in 1988 as Director of Employee Relations and held various Human Resource management and senior management positions prior to his promotion to his current position in July 2000.

John C. Martin is responsible for the Company’s merchandising, merchandise planning, and allocation. Prior to joining the Company in 2003, Mr. Martin was the President of Garden Ridge and previously served as President and Chief Operating Officer of Michaels Stores and President, Retail Stores Division of Officemax.

Donald A. Mierzwa oversees the Company’s store standards, customer service, personnel development, program implementation and execution. Mr. Mierzwa has been with the Company since 1989 and has served as Executive Vice President of Store Operations since 1999.

Joe R. Cooper is responsible for the Company’s finance functions. He oversees treasury, tax, and investor relations, as well as the reporting, planning and control functions of the business. Mr. Cooper joined the Company as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President Treasurer. Prior to joining the Company, Mr. Cooper held various financial and accounting positions with Bath & Body Works, KinderCare Learning Centers, The Limited, Inc., and KPMG Peat Marwick.

Kent Larsson is responsible for marketing, merchandise presentation, sales promotion, and public relations. Mr. Larsson joined the Company in 1988 as Vice President of Sales Promotion and held various senior management positions in merchandising and marketing prior to his current position.

Anita C. Elliott is responsible for internal and external reporting, payroll, expense and internal controls of the business. She joined the Company as Vice President Controller in May 2001. Prior to joining the Company, Ms. Elliott served as Controller for Jitney-Jungle Stores of America, Inc. She also practiced public accounting for twelve years, a portion of which was with Ernst & Young LLP.

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

Timothy A. Johnson is responsible for the Company’s strategic planning and investor relations functions. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined the Company in 2000 as Director of Strategic Planning. Prior to joining the Company, Mr. Johnson held various financial and accounting positions with Structure, The Limited, Inc., and Coopers & Lybrand.

Item 11. Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement dated April 8, 2004, with respect to director and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained under the caption “Ownership of Company Stock by Certain Beneficial Owners and Management” in the Company’s Proxy Statement dated April 8, 2004, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item. The balance of the information required by this item is contained in Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement dated April 8, 2004, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

PRE-APPROVAL POLICY

The Audit Committee of the Board has adopted the Audit and Non-Audit Services Pre-Approval Policy. Under the policy, the Audit Committee is required to pre-approve all audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of those services does not impair the independent auditor’s independence. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization. The Audit Committee requires the independent auditor and the Company’s management to report on the actual fees incurred for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services which have not been approved. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee may delegate pre-approval authority to one or more of its members for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The member or members to whom pre-approval authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Consistent with the policy, all audit and non-audit services rendered by the Company’s independent auditor in fiscal 2003, including the related fees, were pre-approved by the Audit Committee.

AUDIT AND NON-AUDIT FEES

The fees incurred by the Company for the professional services rendered by the Company’s independent auditor, Deloitte & Touche LLP, during the two most recently completed fiscal years were as follows:

	2003	2002
Audit Fees	$436,000	$374,000
Audit-related Fees (a)	$67,000	$164,000
Tax Fees (b)	$148,000	$145,000
All Other Fees (c)	$–	$4,000

(a)	Principally audits of employee benefit plans and services with respect to compliance with the Sarbanes-Oxley Act of 2002.

(b)	Principally tax return preparation, tax planning, and tax compliance services.

(c)	Consistent with the information called for in this Item 14 and Item 9(e) of Schedule 14A of the Securities Exchange Act of 1934, the fees reported above in the All Other Fees category for fiscal 2002 differ from the Company’s 2003 Proxy Statement. The difference is due to the reclassification of fees from three categories (audit fees, financial information systems design and implementation fees, and all other fees) for fiscal 2002 disclosures to the four categories disclosed in the above table. Under the current classification, the $313,000 of All Other Fees disclosed in the Company’s 2003 Proxy Statement, are comprised of $164,000 of Audit-related Fees, $145,000 of Tax Fees, and $4,000 of All Other Fees, each of which are reflected in the above table.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

Schedule	Description
II	Valuation and Qualifying Accounts	69

All other financial statements and schedules not listed in the preceding indexes are omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the Consolidated Financial Statements or Notes thereto.

(b)	Reports on Form 8-K

The Company filed Current Reports on Form 8-K during the fourth quarter of fiscal 2003 on the following dates for the purposes specified: (i) on November 21, 2003, to report the Company’s financial results for the third quarter of fiscal 2003; (ii) on December 2, 2003, to report the hiring of John C. Martin as the Company’s Executive Vice President of Merchandising, and to report sales information included in an article in The Wall Street Journal; (iii) on January 9, 2004, to report the appointment of Joe R. Cooper as Senior Vice President and Chief Financial Officer; and (iv) on January 16, 2004, to report that KB Acquisition and affiliated entities filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code.

(c)	Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document
2	Agreement of Merger dated as of May 15, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

3(a)	Amended Articles of Incorporation of the Company dated as of May 15, 2001 (Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

3(b)	Code of Regulations of the Company (Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

4	Specimen Common Share Certificate of the Company (Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(a)	Big Lots, Inc. 1996 Performance Incentive Plan as Amended and Restated on May 15, 2001 (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(b)	Consolidated Stores Corporation Directors Stock Option Plan (Exhibit 10(q) to the Company’s Registration Statement (No. 33-42502) on Form S-8 and incorporated herein by reference).

10(b)(i)	Big Lots, Inc. Amended and Restated Directors Stock Option Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10(b)(ii)	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan dated August 20, 2002 (Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, and incorporated herein by reference).

10(c)*	Big Lots, Inc. Supplemental Savings Plan.

10(d)*	Big Lots Stores, Inc. Defined Benefit Pension Plan.

10(e)	Credit Agreement dated as of May 8, 2001, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) party thereto, the Banks (as defined) thereto, National City Bank, in its capacity as Administrative Agent, Lead Arranger and a Managing Agent, PNC Bank, National Association and First Union National Bank, as Documentation Agents and Managing Agents, and Bank of America, N.A., The Bank of New York and Firstar Bank, N.A., as Other Managing Agents (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

10(e)(i)	First Amendment to Credit Agreement dated as of October 30, 2001, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), and National City Bank, as Administrative Agent (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001, and incorporated herein by reference).

10(e)(ii)	Second Amendment to Credit Agreement dated as of February 25, 2002, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent (Exhibit 10(e)(ii) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

Exhibit No.	Document
10(e)(iii)	Security Agreement dated as of February 25, 2002, given by Big Lots Stores, Inc., an Ohio corporation, and the other Debtors (as defined), in favor of National City Bank, as agent for the Banks (as defined) (Exhibit 10(e)(iii) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(e)(iv)	Third Amendment to Credit Agreement dated as of April 30, 2002, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002, and incorporated herein by reference).

10(e)(v)	Fourth Amendment to Credit Agreement dated as of July 31, 2003, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), as Borrower, the Guarantors (as defined) parties thereto, the Banks (as defined), National City Bank, as Administrative Agent (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, and incorporated herein by reference).

10(f)	Employment Agreement with Michael J. Potter (Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).

10(g)	Employment Agreement with Albert J. Bell (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and incorporated herein by reference).

10(h)	Employment Agreement with Charles Freidenberg (Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995, and incorporated herein by reference).

10(i)*	Big Lots, Inc. Savings Plan and Trust.

10(j)	The 1998 Big Lots, Inc. Key Associate Annual Incentive Compensation Plan, as amended (Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(k)	Form of Executive Severance Agreement of the Company (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999, and incorporated herein by reference).

10(l)	Form of Senior Executive Severance Agreement of the Company (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999, and incorporated herein by reference).

10(m)*	Big Lots Executive Benefit Plan.

10(n)	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000, and incorporated herein by reference).

10(o)	Big Lots, Inc. Executive Stock Option and Stock Appreciation Rights Plan (Exhibit 10 to the company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

Exhibit No.	Document
10(p)	Note Purchase Agreement dated as of May 1, 2001, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), Big Lots, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, a Delaware corporation), and each of the Purchasers (as defined)( Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

10(p)(i)	First Amendment to Note Purchase Agreement dated as of February 25, 2002, by and among Big Lots Stores, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, an Ohio corporation), Big Lots, Inc., an Ohio corporation (formerly Consolidated Stores Corporation, a Delaware corporation), and each of the Purchasers (as defined)(Exhibit 10(r)(i) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(p)(ii)	Security Agreement dated as of February 25, 2002, given by Big Lots Stores, Inc., an Ohio corporation, and the other Debtors (as defined), in favor of the Holders (as defined)(Exhibit 10(r)(ii) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10(q)*	Employment Agreement with Kent Larsson dated February 1, 2004.

10(r)*	Employment Agreement with Donald A. Mierzwa dated February 1, 2004.

10(s)*	Employment Agreement with Brad A. Waite dated February 1, 2004.

10(t)	Employment Agreement with John C. Martin dated December 1, 2003 (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003, and incorporated herein by reference).

10(u)*	Big Lots Stores, Inc. Supplemental Defined Benefit Pension Plan.

21*	List of subsidiaries of the Company.

23*	Consent of Deloitte & Touche LLP.

24	Power of Attorney for William G. Kelley, Michael L. Glazer and Michael J. Potter (Exhibit 24 included in Part II of the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.1	Power of Attorney for David T. Kollat (Exhibit 24.1 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.2	Power of Attorney for Dennis B. Tishkoff (Exhibit 24.4 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.3	Power of Attorney for Sheldon M. Berman (Exhibit 24.6 to the Company’s Registration Statement (No. 333-2545) on Form S-3 and incorporated herein by reference).

24.4	Power of Attorney for Brenda J. Lauderback (Exhibit 24.7 to the Company’s Registration Statement (No. 333-32063) on Form S-8 and incorporated herein by reference).

24.5*	Power of Attorney for Albert J. Bell.

Exhibit No.	Document
24.6*	Power of Attorney for Philip E. Mallott.

24.7*	Power of Attorney for Ned Mansour.

24.8*	Power of Attorney for Russell Solt.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Beginning	Charged to	Charged to		End
Inventory Valuation Allowance (a)	of Year	Cost and Expense	Other Accounts	Deductions	of Year
Fiscal year ended January 31, 2004	$2,879	268	—	496	$2,651
Fiscal year ended February 1, 2003	$1,672	1,337	—	130	$2,879
Fiscal year ended February 2, 2002	$1,659	224	—	211	$1,672

(a)	Consists primarily of reserve for merchandise returns and markdowns of aged goods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG LOTS, INC.

Date: March 30, 2004	By:	/s/ Michael J. Potter

Michael J. Potter Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	By:	/s/ Michael J. Potter

Michael J. Potter Chairman of the Board, Chief Executive Officer and President

Date: March 30, 2004	By: /s/ Joe R. Cooper

Joe R. Cooper Senior Vice President and Chief Financial Officer

Date: March 30, 2004

Sheldon M. Berman	Philip E. Mallott	Russell Solt
David T. Kollat	Ned Mansour	Dennis B. Tishkoff
Brenda J. Lauderback	Michael J. Potter
Directors	Directors	Directors

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

Dated: March 30, 2004