Form 10-Q
period 2004-05-01
BIG LOTS INC
filed 2004-06-08
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 4, 2004 was 115,199,093 and there were no preferred shares, $0.01 par value, outstanding as of that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 1, 2004

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	$1,019,198	$948,382
Cost of sales	598,928	550,270

Gross profit	420,270	398,112
Selling and administrative expenses	406,106	376,918

Operating profit	14,164	21,194
Interest expense	4,610	4,805
Interest income	(358)	(459)

Income before income taxes	9,912	16,848
Income tax expense	3,205	6,655

Net income	$6,707	$10,193

Income per common share – basic	$0.06	$0.09

Income per common share – diluted	$0.06	$0.09

Weighted-average common shares outstanding:
Basic	117,275	116,479
Dilutive effect of stock options	1,019	90

Diluted	118,294	116,569

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	May 1, 2004	January 31, 2004
ASSETS
Current assets:
Cash	$23,075	$20,928
Cash equivalents	121,225	170,300
Inventories	887,302	829,569
Deferred income taxes	87,073	82,406
Other current assets	64,048	64,397

Total current assets	1,182,723	1,167,600

Property and equipment – net	606,030	605,527
Deferred income taxes	–	422
Other assets	10,611	11,139

Total assets	$1,799,364	$1,784,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,224	$161,884
Accrued liabilities	286,050	301,702

Total current liabilities	462,274	463,586

Long-term obligations	204,000	204,000
Deferred income taxes	1,732	–
Other liabilities	943	1,042
Commitments and contingencies
Shareholders’ equity:
Common shares – authorized 290,000 shares, $.01 par value; issued 117,473 shares and 116,927 shares, respectively	1,174	1,169
Additional paid-in capital	474,383	466,740
Retained earnings	654,858	648,151

Total shareholders’ equity	1,130,415	1,116,060

Total liabilities and shareholders’ equity	$1,799,364	$1,784,688

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Shares Issued		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance – February 1, 2003	116,165	$1,162	$458,043	$566,976	$1,026,181
Net income	–	–	–	10,193	10,193
Exercise of stock options	96	1	1,108	–	1,109
Employee benefits paid with common shares	435	4	4,561	–	4,565

Balance – May 3, 2003	116,696	1,167	463,712	577,169	1,042,048
Net income	–	–	–	70,982	70,982
Exercise of stock options	231	2	3,028	–	3,030

Balance – January 31, 2004	116,927	1,169	466,740	648,151	1,116,060
Net income	–	–	–	6,707	6,707
Exercise of stock options	230	2	2,882	–	2,884
Employee benefits paid with common shares	316	3	4,761	–	4,764

Balance – May 1, 2004	117,473	$1,174	$474,383	$654,858	$1,130,415

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Operating activities:
Net income	$6,707	$10,193
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,136	21,539
Deferred income taxes	(2,513)	(2,504)
Loss on sale of equipment	46	232
Employee benefits paid with common shares	4,764	4,565
Other	153	86
Change in assets and liabilities	(58,696)	16,554

Net cash (used in) provided by operating activities	(26,403)	50,665

Investing activities:
Capital expenditures	(23,127)	(47,896)
Short-term investments	–	(5,000)
Cash proceeds from sale of equipment	37	31
Other	(68)	(41)

Net cash used in investing activities	(23,158)	(52,906)

Financing activities:
Proceeds from exercise of stock options	2,633	1,051

Net cash provided by financing activities	2,633	1,051

Decrease in cash and cash equivalents	(46,928)	(1,190)
Cash and cash equivalents:
Beginning of period	191,228	167,008

End of period	$144,300	$165,818

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$2
Cash paid for income taxes (excluding refunds)	$11,166	$26,206

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Balance Sheet at May 1, 2004, and the Condensed Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for the thirteen weeks ended May 1, 2004, and May 3, 2003, have been prepared by the Company without audit. In the opinion of management, all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for all periods presented have been made. The Condensed Consolidated Financial Statements include the accounts of the Company. All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Interim results are not necessarily indicative of results for a full year.

Note 2 – Summary of Significant Accounting Policies

Segment Reporting

The Company manages its business on the basis of one segment, broadline closeout retailing. At May 1, 2004, and May 3, 2003, all of the Company’s operations were located within the United States of America.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

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

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. At May 1, 2004, the value of the Company’s intangible assets was $0.62 million and the related accumulated amortization was $0.05 million.

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

If compensation cost for the Company’s stock options had been determined based on the fair value method under the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net income and net income per share would have been adjusted to the pro forma amounts as follows:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
(In thousands, except per share amounts)
Net income:
As reported	$6,707	$10,193
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	1,376	1,722

Pro forma	$5,331	$8,471

Income per common share – basic:
As reported	$0.06	$0.09
Pro forma	0.05	0.07
Income per common share – diluted:
As reported	$0.06	$0.09
Pro forma	0.05	0.07

The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004 was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions used in the respective option pricing models were as follows:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Weighted-average fair value of options granted	$5.56	$5.22
Risk-free interest rates	3.1%	3.0%
Expected life (years)	5.2	4.8
Expected volatility	39.1%	58.1%
Expected annual forfeiture	3.0%	0.0%

Insurance Reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be materially impacted.

Income Taxes

The Company records income tax loss contingencies for estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues, both individually and collectively. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax contingency calculations accordingly.

The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss), the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. The following table represents components of net periodic benefit cost:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
(In thousands)
Service cost	$873	$781
Interest cost	818	743
Expected return on plan assets	(855)	(717)
Amortization of net loss	378	337
Amortization of prior service cost	34	34
Amortization of transition obligation	3	3

Net periodic benefit cost	$1,251	$1,181

Weighted-average assumptions used to determine net periodic benefit cost were:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Discount rate	6.1%	6.8%
Rate of increase in compensation levels	4.6%	5.1%
Expected long-term rate of return	8.5%	9.0%
Measurement date for plan assets and benefit obligations	12/31/03	12/31/02

The Company’s funding policy is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contribution during fiscal year 2004. Additional discretionary contributions could be made upon further analysis of the pension plan during fiscal year 2004. No contributions were made during the thirteen weeks ended May 1, 2004.

Fair Value

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations is estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The estimated fair value of the Company’s long-term obligations at May 1, 2004, and January 31, 2004, were $217.8 million and $218.0 million, respectively, compared to the carrying value of $204.0 million.

Legal Obligations

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under freight on board origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are freight on board destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

Other Comprehensive Income

The Company’s comprehensive income is equal to net income, as there are no items that qualify as other comprehensive income.

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At May 1, 2004, the Company held no available-for-sale equity securities.

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

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), distribution and transportation costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses. The Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other distribution network costs as selling and administrative expenses. Due to the classification of distribution and transportation costs in selling and administrative expenses, the Company’s selling and administrative rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $20.8 million and $24.1 million for the thirteen weeks ended May 1, 2004, and May 3, 2003, respectively.

Store Pre-opening Costs

Pre-opening costs related to new store openings are expensed as incurred.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 – Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. The adoption of this pronouncement has no material impact on the Company’s financial condition, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and amended it by issuing FIN 46R in December 2003. FIN 46R deferred the effective date of FIN 46 to the quarter ended March 31, 2004. The Company has no material variable interest entities.

Note 4 – Discontinued Operations

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business; and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. As discussed below, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy, where such charge was comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million (net of tax) charge related to KB guarantee obligations.

In connection with the sale of the KB Toys business, the Company received $258 million in cash and a 10-year note from HCC in the aggregate principal amount of $45.0 million. This note bears interest, on an in-kind basis, at the rate of 8.0% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share (“KB Warrant”). At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13.2 million. The estimated fair value of the HCC Note was based on several factors including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003, and February 2, 2002, the carrying value of the HCC Note was $16.1 million. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note.

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly indemnified the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of May 1, 2004, with respect to: a) approximately 385 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. Since that date, KB has both rejected and withdrawn its rejection of a limited number of leases. As of May 1, 2004, the Company continues to believe that it has guarantee or indemnification obligations relating to approximately 90 store leases affected by KB’s rejections.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder has claimed that a make-whole premium of approximately $1.5 million is also due and payable. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the Pittsfield DC Note. Based upon analysis of the information currently available, the Company believes that the fair market value of the Pittsfield DC is between $6.2 million and $6.8 million. The Company intends to take an active role in limiting its potential liability with respect to the Pittsfield DC Note. The Company also engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the 90 guaranteed store leases. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net of a $9.7 million tax benefit) to reflect its best estimate of this loss contingency. The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. Nevertheless, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease related indemnification obligations. At this time, management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

Note 5 – Long-term Obligations

The Company’s long-term obligations at May 1, 2004, were $204.0 million, all of which is related to the Senior Notes (as defined below). There were no direct borrowings under the Company’s senior revolving credit agreement (“Revolving Credit Agreement”) at May 1, 2004, and January 31, 2004. The Company’s borrowing base fluctuates based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. The borrowings available under the Revolving Credit Agreement, after taking into account outstanding letters of credit totaling $38.2 million, were $261.8 million at May 1, 2004.

Revolving Credit Agreement

There were no borrowings under the Revolving Credit Agreement for the thirteen weeks ended May 1, 2004, and May 3, 2003.

On July 31, 2003, the Revolving Credit Agreement was amended to extend the maturity one year to May 2005, and to reduce the size of the facility from its original limit of $358.8 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million facility, combined with cash provided by operations and existing cash balances, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The Revolving Credit Agreement is collateralized by inventories and contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at May 1, 2004.

Senior Notes

On May 8, 2001, the Company entered into the Note Purchase Agreement pursuant to which it completed a $204.0 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”). Principal maturities of the Senior Notes are as follows:

(In thousands)
2004	$–
2005	174,000
2006	15,000
2007	15,000

Long-term obligations	$204,000

The Senior Notes currently carry a weighted-average yield of 8.2% and rank pari passu with the Company’s Revolving Credit Agreement. The Senior Notes are collateralized by inventories and contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at May 1, 2004.

Note 6 – Contingencies and Litigation

The Company is or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance, and other matters that are incidental to its ordinary course of business. The Company will record a liability related to its commitments and contingencies when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to the KB Stock Purchase Agreement. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy, where such charge was comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant and a $14.3 million (net of tax) charge related to KB guarantee obligations (see Discontinued Operations in Note 4 to the Condensed Consolidated Financial Statements for further discussion).

The Company is involved in other legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect of the Company’s financial condition, results of operations, or liquidity.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, and the liabilities described above that relate to the KB bankruptcy, the Company has not recorded any additional liabilities.

Note 7 – Additional Data

The following is a summary of certain financial data:

	May 1, 2004	January 31, 2004
(In thousands)
Accounts receivable	$21,592	$19,847
Prepaid expenses and other current assets	42,456	44,550

Other current assets	$64,048	$64,397

Land	$39,688	$39,688
Buildings	573,630	564,516
Fixtures and equipment	626,128	604,706
Transportation	21,981	21,912
Construction-in-progress	5,942	14,340

Property and equipment – cost	1,267,369	1,245,162
Less accumulated depreciation	661,339	639,635

Property and equipment – net	$606,030	$605,527

Operating expenses	$69,936	$80,923
Salaries and wages	27,949	39,268
Insurance reserves	70,044	66,333
Property, payroll, and other taxes	105,705	101,342
Interest and income taxes	12,416	13,836

Accrued liabilities	$286,050	$301,702

The following analysis supplements changes in assets and liabilities presented in the Condensed Consolidated Statements of Cash Flows:

	May 1, 2004	May 3, 2003
(In thousands)
Inventories	$(57,733)	$15,773
Other current assets	349	(3,696)
Accounts payable	14,340	25,068
Accrued operating expenses	(14,232)	(4,818)
Interest and income taxes	(1,420)	(15,773)

Change in assets and liabilities	$(58,696)	$16,554

For the thirteen weeks ended May 1, 2004, the $57.7 million increase in inventories was primarily due to the grand opening of the Durant, Oklahoma, distribution center in the last week of April, a timing difference of a pre-Mother’s Day advertising circular, and a sales shortfall.

Note 8 – Subsequent Events

On May 19, 2004, the Company announced its Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. The Company intends to repurchase shares under this repurchase program from time to time depending on market conditions. During the thirteen weeks ended May 1, 2004, the Company did not repurchase any of its issued and outstanding common shares.

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

The Company’s ability to achieve the results contemplated by forward-looking statements are subject to a number of factors, any one or a combination of, which could materially affect the Company’s business, financial condition, or results of operations. These factors may include, but are not limited to:

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this report, or to update them to reflect events or circumstances occurring after the date of this report, or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its public announcements and filings made with the SEC.

OVERVIEW

The Company is the nation’s largest broadline closeout retailer. At May 1, 2004, the Company operated a total of 1,448 stores, 1,403 stores under the name Big Lots and 45 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online purchasing at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of store remodels, television and circular advertising, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth fiscal quarter, the Company traditionally purchases substantial amounts of inventory during the third fiscal quarter and hires a significant number of temporary employees to increase store staffing during the fourth fiscal quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit lines to fund seasonal working capital needs and has substantially repaid these borrowings during the fourth fiscal quarter. During fiscal year 2004, the Company expects to draw on its credit lines to fund working capital and expects to completely repay these seasonal borrowings prior to the end of the fourth fiscal quarter.

The following tables compare components of the Condensed Consolidated Statements of Operations of the Company as a percent of net sales and reflect the number of stores in operation at the end of each period.

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%

Gross profit	41.2	42.0
Selling and administrative expenses	39.8	39.7

Operating profit	1.4	2.2
Interest expense	0.5	0.5
Interest income	(0.0)	(0.0)

Income before income taxes	1.0	1.8
Income tax expense	0.3	0.7

Net income	0.7%	1.1%

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Stores open at the beginning of the year	1,430	1,380
Stores opened	21	19
Stores closed	(3)	(7)

Stores open at the end of the period	1,448	1,392

RECENT ANNOUNCEMENTS

Share Repurchase Program

On May 19, 2004, the Company announced its Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. The Company intends to repurchase shares under this repurchase program from time to time depending on market conditions. During the thirteen weeks ended May 1, 2004, the Company did not repurchase any of its issued and outstanding common shares.

National Television Advertising Campaign

In the interest of expanding the customer base and increasing the Company’s overall level of brand awareness, national television advertising began in March 2003, featuring 25 weeks of coverage with all stores in all markets benefiting from television advertising for the first time in the Company’s history. In fiscal year 2004, the Company launched a new series of nine 30-second national television advertising commercials scheduled to run from mid-March through December 2004. The new 30-second television commercials will continue to leverage the Company’s single brand and increase consumer brand awareness. During the last week of March 2004, the Company began its second year of national television advertising and will provide coverage to all stores for 24 weeks of the year. The Company expects results in new store television markets to continue to outpace the balance of the stores, adding approximately one percent to the Company’s fiscal year 2004 comparable store sales, while generating selling and administrative expense leverage as television costs remain relatively flat compared to fiscal year 2003.

Store Remodels and Conversions

In conjunction with the Company’s initiative to change its name to Big Lots, Inc. and operate under one brand name, 434 stores were converted during fiscal years 2001 and 2002, including 380 stores previously operating under the names Odd Lots, Mac Frugal’s, and Pic ‘N’ Save and the remodeling of 54 existing Big Lots stores located in conversion markets. As of the end of fiscal year 2002, all stores were operating under the Big Lots name. The Company finished its fiscal year 2003 remodel program by completing 211 stores. These remodels included similar improvements and resulted in similar costs, on a per store basis, as those made to the conversion stores and, in addition, included new fixtures and a new merchandise layout. Approximately 70% of the Company’s stores have either been remodeled in the past three years or are new stores opened in the past five years, and are consistent with current upgraded store standards.

In fiscal year 2004, the Company plans to remodel 67 stores in 12 markets. Additionally, the Company will add a closeout swing area to another 62 stores in the same 12 markets. The closeout swing area is located at the front of the store and features the newest and most compelling brand-name closeout merchandise the store has to offer. The selection can vary by store and items normally only last a few days before selling out or moving to their natural location in the store. The Company expects store remodeling costs in fiscal year 2004 to be similar to prior year costs, on a per store basis. In the first quarter of fiscal year 2004, the Company completed the remodel of 17 stores in Nashville, Tennessee; Champaign, Illinois; and Wheeling, West Virginia. Additionally, a closeout swing area was added to 14 other stores in those same markets. The remaining 50 store remodels planned for this year will be completed during the second quarter of fiscal year 2004.

Furniture and Distribution Facility Growth

In fiscal year 2004, the Company expects to add a net of 219 new furniture departments and expand existing furniture departments in approximately 147 stores where hanging apparel will be removed. With the addition of 219 new furniture departments, fiscal year 2004 is expected to end with furniture departments in 74% of the closeout stores, up from 61% at the close of fiscal year 2003. During the first quarter of fiscal year 2004, the Company added 67 new furniture departments, 19 of which were in new stores and 48 of which were added in existing stores by either expanding the store or eliminating hanging apparel. Also, additional square footage was allocated to 70 existing furniture departments by eliminating hanging apparel in those stores.

In an effort to further expand the furniture department nationally, the Company entered into a lease for a second furniture distribution center in Redlands, California (the “Redlands DC”). The Redlands DC will support the Company’s anticipated growth of furniture stores on the West Coast. The Redlands DC is expected to begin shipping merchandise in September 2004.

Construction of the Company’s fifth distribution center located in Durant, Oklahoma (the “Durant DC”), was completed in the first quarter of fiscal year 2004. The Durant DC began receiving merchandise in January 2004 and began shipping merchandise to 121 stores beginning in April 2004. The addition of this facility is expected to allow the Company’s current distribution infrastructure to support up to 1,750 stores, or approximately the next four years of anticipated new store growth.

RESULTS OF OPERATIONS

Net Sales

Net sales increased to $1,019.2 million for the thirteen weeks ended May 1, 2004, from $948.4 million for the thirteen weeks ended May 3, 2003, an increase of $70.8 million, or 7.5%. This increase resulted from a comparable store sales increase of 2.7%, with the remaining increase driven primarily by sales from new stores that opened on or after February 3, 2002, offset by store closings. The Company attributes its first quarter comparable store sales increase of 2.7% to an increase in the number of customer transactions of 0.1% and an increase in the dollar value of the average basket of 2.6%.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average basket for the first quarter of fiscal year 2004 may have resulted from several factors such as national television advertising covering all 1,448 stores, more productive advertising circulars, and the introduction of furniture departments in 190 stores over the prior year.

In terms of product categories, the first quarter comparable store sales increase of 2.7% was primarily driven by consumables, furniture, and improving trends in home décor and toys.

The Company believes that future sales growth is dependent upon the increased number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes comparable quarter store metrics for the first fiscal quarter of fiscal years 2003 and 2004:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Comparable store sales	2.7%	1.0%
Customer transactions	0.1%	0.2%
Value of the average basket	2.6%	0.8%

Gross Profit

Gross profit increased $22.2 million in the first quarter of fiscal year 2004 to $420.3 million from $398.1 million in the first quarter of fiscal year 2003. Gross profit as a percent of net sales decreased to 41.2% in the first quarter of fiscal year 2004 compared to 42.0% in the first quarter of fiscal year 2003. The gross profit rate decrease for the thirteen week period was principally due to higher import freight rates.

Selling and Administrative Expenses

Selling and administrative expenses increased $29.2 million in the first quarter of fiscal year 2004 to $406.1 million from $376.9 million in the first quarter of fiscal year 2003. As a percent of net sales, selling and administrative expenses increased slightly to 39.8% from 39.7% in the prior year.

Selling and administrative expenses increased over the first quarter of fiscal year 2003 primarily due to an increase in the number of stores, costs associated with higher levels of sales and increased carton volume. The $29.2 million increase was primarily attributable to increased store payroll costs of $10.3 million, increased distribution and transportation costs of $8.1 million, and increased store occupancy related costs including rent and utilities of $5.0 million.

Warehousing and distribution costs, which are included in selling and administrative expenses (see Note 2 to the Condensed Consolidated Financial Statements), increased 40 basis points as a percent of net sales for the first quarter, primarily due to the impact of higher transportation and fuel costs.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $4.6 million in the first quarter of fiscal year 2004 compared to $4.8 million in the first quarter of fiscal year 2003. As a percent of net sales, interest expense remained flat for the first quarter as compared to the first quarter of fiscal year 2003. The first quarter interest expense in fiscal years 2004 and 2003 primarily relates to the Senior Notes and the amortization of debt issuance costs.

Interest Income

Interest income was $0.4 million in the first quarter of fiscal year 2004 compared to $0.5 million in the first quarter of fiscal year 2003. Interest income is generated by interest earned on cash equivalents and short-term investments. Cash equivalents at May 1, 2004, and January 31, 2004, were $121.2 million and $170.3 million, respectively.

Discontinued Operations

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business; and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase

Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. As discussed below, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million (net of tax) charge related to KB guarantee obligations.

In connection with the sale of the KB Toys business, the Company received $258 million in cash and a 10-year note from HCC in the aggregate principal amount of $45.0 million. This note bears interest, on an in-kind basis, at the rate of 8.0% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share (“KB Warrant”). At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13.2 million. The estimated fair value of the HCC Note was based on several factors including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003, and February 2, 2002, the carrying value of the HCC Note was $16.1 million. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note.

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly indemnified the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of May 1, 2004, with respect to: a) approximately 385 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. Since that date, KB has both rejected and withdrawn its rejection of a limited number of leases. As of May 1, 2004, the Company continues to believe that it has guarantee or indemnification obligations relating to approximately 90 store leases affected by KB’s rejections.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder has claimed that a make-whole premium of approximately $1.5 million is also due and payable. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the Pittsfield DC Note. Based upon analysis of the information currently available, the Company believes that the fair market value of the Pittsfield DC is between $6.2 million and $6.8 million. The Company intends to take an active role in limiting its potential liability with respect to the Pittsfield DC Note.

The Company also engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the 90 guaranteed store leases. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net of a $9.7 million tax benefit) to reflect its best estimate of this loss contingency. The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. Nevertheless, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease related indemnification obligations. At this time, Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

Income Taxes

The effective tax rate of the Company for the thirteen weeks ended May 1, 2004 was 32.3%, as compared to 39.5% for the thirteen weeks ended May 3, 2003. This decrease was primarily driven by the settlement and closure of a contingency during the first fiscal quarter related to jobs creation tax credit matters. The Company anticipates that its tax rate for the fiscal year 2004 will be in a range of 37.5% to 38.7%. The range is lower than previously expected primarily due to contingency adjustments, unanticipated tax credits, and other updated information since year-end. The level and mix of earnings anticipated will also impact the expected and ultimate annual effective income tax rate.

The Company’s income tax returns are routinely subject to audit. While the outcome of such audits or other income tax contingencies cannot be forecasted with certainty, the Company does record an estimate of potential obligations related to such matters. Resolution of these matters, including audit and appeal settlements, occurs periodically and related changes in the liabilities are adjusted upon closure and/or the expiration of the statute of limitations.

During the fourth quarter of fiscal year 2003, the Company received correspondence from the Congressional Joint Committee on Taxation that it had completed its consideration of the Internal Revenue Service (“IRS”) field examination report related to the IRS audit of the Company’s fiscal year 1997 through fiscal year 2000 consolidated income tax returns. The IRS and the Company have agreed that the Company can amend its fiscal year 1997 through fiscal year 2001 federal income tax returns primarily for rollforward adjustments that resulted from prior IRS examinations. The Company has also reached a substantial resolution with the Appeals Division of the IRS on issues raised during the examination of one of its subsidiary’s, Mac Frugal’s Bargains Close-outs, Inc., consolidated tax returns for years prior to its acquisition by the Company. Various state and local level income tax examinations were either substantially settled or closed during fiscal year 2003. In conjunction with the substantial resolution and closure of these items, the Company reversed in fiscal year 2003 approximately $3.1 million in previously accrued federal and state income taxes relating to continuing operations and approximately $4.7 million relating to discontinued operations.

Years after fiscal year 2000 are open to examination by the IRS. Various states routinely audit the Company. The Company believes that it has adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to these years.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s long-term obligations at May 1, 2004, were $204.0 million, all of which is related to the Senior Notes (as defined below). There were no direct borrowings under the Company’s senior revolving credit agreement (“Revolving Credit Agreement”) at May 1, 2004, and January 31, 2004. The Company’s borrowing base fluctuates based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. The borrowings available under the Revolving Credit Agreement, after taking into account outstanding letters of credit totaling $38.2 million, were $261.8 million at May 1, 2004.

The Company continues to believe that it has, or, if necessary, has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial condition, or results of operations of the Company.

Revolving Credit Agreement

There were no borrowings under the Revolving Credit Agreement for the thirteen weeks ended May 1, 2004, and May 3, 2003.

On July 31, 2003, the Revolving Credit Agreement was amended to extend the maturity one year to May 2005, and to reduce the size of the facility from its original limit of $358.8 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million facility, combined with cash provided by operations and existing cash balances, provide sufficient liquidity to meet its operating and seasonal borrowing needs.

The Revolving Credit Agreement is collateralized by inventories and contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at May 1, 2004.

Senior Notes

On May 8, 2001, the Company entered into the Note Purchase Agreement pursuant to which it completed a $204.0 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”). Principal maturities of the Senior Notes are as follows:

(In thousands)
2004	$—
2005	174,000
2006	15,000
2007	15,000

Long-term obligations	$204,000

The Senior Notes currently carry a weighted-average yield of 8.2% and rank pari passu with the Company’s Revolving Credit Agreement. The Senior Notes are collateralized by inventories and contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at May 1, 2004.

Liquidity

The primary sources of liquidity for the Company have been cash flows from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. At May 1, 2004, working capital was $720.4 million. The borrowings available under the Revolving Credit Agreement, after taking into account outstanding letters of credit totaling $38.2 million, were $261.8 million at May 1, 2004.

Cash flows used in operating activities were $26.4 million in the first quarter of fiscal year 2004, which resulted primarily from increased inventory levels of $57.7 million, partially offset by net income adjusted for depreciation and amortization totaling $29.8 million. The $57.7 million increase in inventories was primarily due to the grand opening of the Durant DC in the last week of April, a timing difference of a pre-Mother’s Day advertising circular, and a sales shortfall.

Capital expenditures were $23.1 million for the thirteen weeks ended May 1, 2004, a decrease of $24.8 million from the same period of fiscal year 2003. Capital expenditures in fiscal year 2004 were primarily driven by 21 new stores, furniture department expansions, completion of the Durant DC, and re-engineering of the Columbus, Ohio, distribution facility (the “Columbus DC”). Capital expenditures in fiscal year 2003 were primarily driven by the construction of the Durant DC, new store openings, and investments in store remodels. Capital expenditure requirements in fiscal year 2004 are anticipated to be approximately $115 to $120 million, and will consist primarily of investments in approximately 90 new stores, store expansions, the re-engineering of the Columbus DC, and the remodeling of 67 existing stores.

Federal taxes paid in the first quarter of fiscal years 2004 and 2003 relate to the estimated balance of federal income taxes due for fiscal years 2003 and 2002, respectively. The estimated balance of taxes due related to the fiscal year 2003 income tax return decreased $15 million as a result of a decrease in fiscal year 2003 combined income from continuing and discontinued operations, the net tax deductions related to the HCC Note, and bonus depreciation. The postponement until payment of the deductions related to the KB contingent lease obligations and fiscal year 2001 charges are netted against the $15 million decrease.

CONTRACTUAL OBLIGATIONS

During the first quarter of fiscal year 2004, the Company entered into an operating lease under which it has a leasehold interest in the Redlands DC, a 467,853 square foot facility in Redlands, California, that the Company intends to use as a furniture distribution center. The lease term commences following the completion of certain work by the landlord, which the Company expects to be completed in the third quarter of fiscal year 2004, and continues for 60 months thereafter. Fixed rent expenses for the Redlands DC are expected to be $1.4 million during the first 12 month period, $1.5 million for each of the three consecutive 12 month periods between month 13 and month 48, and $1.6 million in the final 12 month period. Additionally, the Company is required to pay expenses related to common area maintenance, real estate taxes, insurance, and utilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

The Company’s accounting policies and other disclosures required by GAAP are also described in the Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements. The items listed below are not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The Company has certain critical accounting policies and accounting estimates, which are described below.

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

Insurance reserves. The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be materially impacted.

Income taxes. The Company records income tax loss contingencies for estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeals or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues, both individually and collectively. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax contingency calculations accordingly.

The Company has generated deferred tax assets due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss), the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

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

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability related to legal obligations when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements, if material. If the Company determines that either an obligation is probable or reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

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

Selling and administrative expenses. The Company includes store expenses (such as payroll and occupancy costs), distribution and transportation costs, advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses. The

Company classifies purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other distribution network costs as selling and administrative expenses. Due to this classification, the Company’s selling and administrative rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Discontinued operations. At May 1, 2004, the reserve for discontinued operations included management’s best estimate of the Company’s potential liability under its lease and mortgage obligations which had been rejected by KB as part of its bankruptcy proceeding. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company does not expect changes in interest rates in 2004 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse affect on the Company’s financial condition, results of operations, or liquidity.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective in design and operation in order to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

(b)	Changes in internal controls. No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

     See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

Item 2. Changes in Securities and Use of Proceeds.

     See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

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

The Company filed Current Reports on Form 8-K during the first quarter of fiscal year 2004 on the following dates for the purposes specified: (i) on March 1, 2004, to report the Company’s financial results for the fiscal year and quarter ended January 31, 2004; and (ii) on March 10, 2004, to report certain guarantee or indemnification obligations that the Company has as a result of the January 14, 2004 bankruptcy filing by KB Acquisition Corporation and its affiliated entities.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC.

Dated: June 8, 2004	By:	/s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer