Form 10-Q
period 2004-07-31
BIG LOTS INC
filed 2004-09-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 3, 2004, was 112,386,871 and there were no preferred shares, $0.01 par value, outstanding as of that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2004

Page
Part I. Financial Information
Item 1. Financial Statements
a) Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 31, 2004 (Unaudited) and August 2, 2003 (Unaudited)	3
b) Condensed Consolidated Balance Sheets at July 31, 2004 (Unaudited) and January 31, 2004	4
c) Condensed Consolidated Statements of Shareholders’ Equity for the Twenty-Six Weeks Ended July 31, 2004 (Unaudited) and August 2, 2003 (Unaudited)	5
d) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2004 (Unaudited) and August 2, 2003 (Unaudited)	6
e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits and Reports on Form 8-K	30
Signature	31
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$994,950	$949,275	$2,014,148	$1,897,657
Cost of sales	588,682	557,634	1,187,610	1,107,904

Gross profit	406,268	391,641	826,538	789,753
Selling and administrative expenses	413,755	401,179	819,861	778,097

Operating (loss) profit	(7,487)	(9,538)	6,677	11,656
Interest expense	4,631	3,906	9,241	8,711
Interest income	(135)	(272)	(493)	(731)

(Loss) income before income taxes	(11,983)	(13,172)	(2,071)	3,676
Income tax (benefit) expense	(4,695)	(5,203)	(1,490)	1,452

Net (loss) income	$(7,288)	$(7,969)	$(581)	$2,224

(Loss) income per common share – basic	$(0.06)	$(0.07)	$(0.01)	$0.02

(Loss) income per common share – diluted	$(0.06)	$(0.07)	$(0.01)	$0.02

Weighted-average common shares outstanding:
Basic	114,686	116,754	115,981	116,616
Dilutive effect of stock options	–	–	–	175

Diluted	114,686	116,754	115,981	116,791

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash	$18,223	$20,928
Cash equivalents	3,800	170,300
Inventories	878,444	829,569
Deferred income taxes	85,362	82,406
Other current assets	90,871	64,397

Total current assets	1,076,700	1,167,600

Property and equipment – net	624,852	605,527
Deferred income taxes	–	422
Other assets	10,051	11,139

Total assets	$1,711,603	$1,784,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,005	$161,884
Current portion of long-term obligations	174,000	–
Accrued liabilities	301,404	301,702

Total current liabilities	624,409	463,586

Long-term obligations	30,000	204,000
Deferred income taxes and other liabilities	5,561	1,042
Commitments and contingencies
Shareholders’ equity:
Common shares – authorized 290,000 shares, $0.01 par value; issued 117,495 shares, and 116,927 shares, respectively; outstanding 112,323 shares, and 116,927 shares, respectively	1,175	1,169
Treasury shares – 5,172 shares, and 0 shares, respectively, at cost	(71,437)	–
Additional paid-in capital	474,325	466,740
Retained earnings	647,570	648,151

Total shareholders’ equity	1,051,633	1,116,060

Total liabilities and shareholders’ equity	$1,711,603	$1,784,688

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Shares

	Issued		Treasury		Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance – February 1, 2003	116,165	$1,162	–	$–	$458,043	$566,976	$1,026,181
Net income	–	–	–	–	–	2,224	2,224
Employee benefits paid with common shares	435	4	–	–	4,561	–	4,565
Exercise of stock options and related tax effects	210	2	–	–	2,528	–	2,530

Balance – August 2, 2003	116,810	1,168	–	–	465,132	569,200	1,035,500
Net income	–	–	–	–	–	78,951	78,951
Exercise of stock options and related tax effects	117	1	–	–	1,608	–	1,609

Balance – January 31, 2004	116,927	1,169	–	–	466,740	648,151	1,116,060
Net loss	–	–	–	–	–	(581)	(581)
Employee benefits paid with common shares	316	3	–	–	4,761	–	4,764
Purchases of common shares	(5,427)	–	5,427	(75,000)	–	–	(75,000)
Exercise of stock options and related tax effects	252	3	–	–	2,824	–	2,827
Treasury share issuances for stock options	255	–	(255)	3,563	–	–	3,563

Balance – July 31, 2004	112,323	$1,175	5,172	$(71,437)	$474,325	$647,570	$1,051,633

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Operating activities:
Net (loss) income	$(581)	$2,224
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,368	44,617
Deferred income taxes	2,155	(8,097)
Loss on sale of equipment	562	580
Employee benefits paid with common shares	4,764	4,565
Other	489	107
Change in assets and liabilities	(88,526)	(39,836)

Net cash (used in) provided by operating activities	(32,769)	4,160

Investing activities:
Capital expenditures	(67,137)	(89,807)
Cash proceeds from sale of equipment	75	35
Other	(106)	(96)

Net cash used in investing activities	(67,168)	(89,868)

Financing activities:
Payments for treasury shares acquired	(75,000)	–
Proceeds from exercise of stock options	5,732	2,334
Bank and bond fees	–	(450)

Net cash (used in) provided by financing activities	(69,268)	1,884

Decrease in cash and cash equivalents	(169,205)	(83,824)
Cash and cash equivalents:
Beginning of period	191,228	167,008

End of period	$22,023	$83,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,560	$8,560
Cash paid for income taxes (excluding refunds)	$22,852	$44,345

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Balance Sheet at July 31, 2004, and the Condensed Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for the thirteen and twenty-six weeks ended July 31, 2004, and August 2, 2003, have been prepared by the Company without audit. In the opinion of management, all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for all periods presented have been made. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Interim results are not necessarily indicative of results for a full year.

Note 2 – Summary of Significant Accounting Policies

Segment Reporting

The Company manages its business on the basis of one segment, broadline closeout retailing. At July 31, 2004, and August 2, 2003, all of the Company’s operations were located within the United States of America.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross profit. These judgments and estimates are based on historical experience and current information.

Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends. When a decision is made to permanently mark down merchandise or a promotional markdown decision is made, the resulting gross profit reduction is recognized in the period the markdown is recorded.

Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the fiscal year. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes minimize shrinkage.

Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that would materially reduce its cost of sales.

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset, and the anticipated undiscounted future net cash flows from the related intangible asset are calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. At July 31, 2004, the fair value of the Company’s intangible assets was $0.67 million and the related accumulated amortization was $0.06 million.

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

If compensation cost for the Company’s stock options had been determined based on the fair value method under the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net (loss) income and (loss) income per share would have been adjusted to the pro forma amounts as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
(In thousands, except per share amounts)
Net (loss) income:
As reported	$(7,288)	$(7,969)	$(581)	$2,224
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	1,285	1,536	2,652	3,194

Pro forma	$(8,573)	$(9,505)	$(3,233)	$(970)

(Loss) income per common share – basic:
As reported	$(0.06)	$(0.07)	$(0.01)	$0.02
Pro forma	$(0.07)	$(0.08)	$(0.03)	$(0.01)
(Loss) income per common share – diluted:
As reported	$(0.06)	$(0.07)	$(0.01)	$0.02
Pro forma	$(0.07)	$(0.08)	$(0.03)	$(0.01)

The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions used in the respective option pricing models were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Weighted-average fair value of options granted	$5.49	$6.75	$5.56	$5.25
Risk-free interest rates	3.9%	3.0%	3.1%	3.0%
Expected life (years)	5.3	4.9	5.2	4.8
Expected volatility	38.1%	57.6%	39.1%	58.1%
Expected annual forfeiture	3.0%	0.0%	3.0%	0.0%

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

Income Taxes

The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues, both individually and in the aggregate. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax accounts accordingly.

The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
(In thousands)
Service cost	$873	$781	$1,747	$1,562
Interest cost	818	743	1,637	1,485
Expected return on plan assets	(854)	(716)	(1,711)	(1,433)
Amortization of net loss	377	336	754	672
Amortization of prior service cost	34	34	68	68
Amortization of transition obligation	3	3	7	7

Net periodic benefit cost	$1,251	$1,181	$2,502	$2,361

Weighted-average assumptions used to determine net periodic benefit cost were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Discount rate	6.1%	6.8%	6.1%	6.8%
Rate of increase in compensation levels	4.6%	5.1%	4.6%	5.1%
Expected long-term rate of return	8.5%	9.0%	8.5%	9.0%
Measurement date for plan assets and benefit obligations	12/31/03	12/31/02	12/31/03	12/31/02

The Company’s funding policy is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contribution during fiscal year 2004. Additional discretionary contributions could be made upon further analysis of the pension plan during fiscal year 2004. No contributions were made during the thirteen and twenty-six weeks ended July 31, 2004.

Fair Value

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations is estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The estimated fair value of the Company’s long-term obligations at July 31, 2004, and January 31, 2004, were $214.7 million and $218.0 million, respectively, compared to the carrying value of $204.0 million.

Legal Obligations

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements, if material. If the Company determines that a loss contingency is probable (but the loss cannot be reasonably estimated) or the obligation is reasonably possible, the Company will disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made, if material. The Company makes these determinations in consultation with its attorneys.

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

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. At July 31, 2004, the Company held no available-for-sale equity securities.

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

Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $24.4 million and $28.2 million for the thirteen weeks ended July 31, 2004, and August 2, 2003, respectively, and $45.2 million and $52.3 million for the twenty-six weeks ended July 31, 2004, and August 2, 2003, respectively.

For the thirteen and twenty-six weeks ended July 31, 2004, advertising costs were below fiscal year 2003 principally due to lower advertising circular distribution costs, national advertising cost savings (from the purchase of national television advertising time earlier in fiscal year 2004 than in fiscal year 2003), and the related advertising savings from a lower number of store remodels.

Earnings per Share

Basic earnings (loss) per share is calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the additional dilutive effect of stock options, calculated using the treasury stock method. There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share, and there were no securities outstanding at July 31, 2004, and August 2, 2003, which were excluded from the computation of earnings per share. Fully diluted shares are not presented for the thirteen weeks ended July 31, 2004, and August 2, 2003, and the twenty six-weeks ended July 31, 2004, as the Company incurred a loss from continuing operations and to include these shares would be antidilutive. For the thirteen weeks ended July 31, 2004, and August 2, 2003, and the twenty-six weeks ended July 31, 2004, an aggregate of 779,545, 545,481, and 898,273 common shares subject to unexercised stock options, respectively, were excluded from the computation of diluted earnings per share.

Store Pre-opening Costs

Pre-opening costs related to new store openings are expensed as incurred.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 – Discontinued Operations

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business; and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. As discussed below, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy, which was comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations.

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

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly indemnified the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of July 31, 2004, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee, and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. Since that date, KB has both rejected and withdrawn its rejection of a limited number of leases. As of July 31, 2004, the Company believes that KB has rejected approximately 390 store leases and that the Company has guarantee or indemnification obligations relating to approximately 90 of those leases.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder has claimed that a make-whole premium of approximately $1.5 million is also due and payable. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the Pittsfield DC Note. Based upon analysis of the information currently available, the Company believes that the fair market value of the Pittsfield DC is between $6.2 million and $6.8 million. The Company also engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the 90 guaranteed store leases. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net of a $9.7 million tax benefit) to reflect its best estimate of this loss contingency. The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. On August 23, 2004, KB received an extension of time until January 31, 2005, to either assume or reject its remaining leases. Accordingly, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to indemnify KB for tax losses generally related to the periods prior to the sale of KB. The Company had provided a loss contingency in this regard prior to KB’s Chapter 11 filing. If KB rejects the KB Stock Purchase Agreement, the Company would no longer be required to indemnify KB and, therefore, a significant portion of this loss contingency may not be needed. The Company is also reviewing the impact of bankruptcy claims recently filed by various taxing authorities on the tax loss contingency. The effect of that analysis could result in an adjustment to the tax loss contingency. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease or non-tax related indemnification obligations. At this time, management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

Note 4 – Long-term Obligations

The Company’s long-term obligations at July 31, 2004, were $30.0 million. Due to the maturity of a portion of the Company’s $204.0 million in Senior Notes (as defined below) during fiscal year 2005, $174.0 million in Senior Notes were reclassified as current obligations during the second quarter of fiscal year 2004. There were no direct borrowings under the Company’s senior revolving credit agreement (“Revolving Credit Agreement”) at July 31, 2004, and January 31, 2004. The Company’s borrowing base fluctuates based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement. The borrowings available under the Revolving Credit Agreement, after taking into account outstanding letters of credit totaling $49.4 million, were $250.6 million at July 31, 2004.

Revolving Credit Agreement

There were no outstanding borrowings under the Revolving Credit Agreement at July 31, 2004, and August 2, 2003. On July 31, 2003, the Revolving Credit Agreement was amended to extend the maturity one year to May 2005, and to reduce the size of the facility from its original limit of $358.8 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million facility, combined with cash provided by operations and existing cash balances, provides sufficient liquidity to meet its operating and seasonal borrowing needs. The Company is considering various alternatives to refinancing the Revolving Credit Agreement. The Company intends to arrange appropriate liquidity facilities before the maturity of the Revolving Credit Agreement in May 2005.

The Revolving Credit Agreement is collateralized by inventories and contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at July 31, 2004.

Senior Notes

On May 8, 2001, the Company entered into the Note Purchase Agreement pursuant to which it completed a $204.0 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”). Principal maturities of the Senior Notes are as follows:

(In thousands)
2004	$–
2005	174,000
2006	15,000
2007	15,000

Senior notes	204,000
Less current portion of long-term obligations	(174,000)

Long-term obligations	$30,000

The Senior Notes currently carry a weighted-average yield of 8.2% and rank pari passu with the Company’s Revolving Credit Agreement. The Senior Notes are collateralized by inventories and contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at July 31, 2004.

Note 5 – Commitments and Contingencies

The Company is or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance, and other matters that are incidental to its ordinary course of business. The Company will record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements, if material. If the Company determines that a loss contingency is probable (but the loss cannot be reasonably estimated) or the obligation is reasonably possible, the Company will disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made, if material.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy, where such charge was comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant and a $14.3 million charge (net of tax) related to KB guarantee obligations (see Discontinued Operations in Note 3 to the Condensed Consolidated Financial Statements and the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, for further discussion).

The Company is involved in other legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

With the exception of self-insured claims for certain losses relating to general liability, workers’ compensation, and employee medical benefits, taxes, and the previously described liabilities that relate to the KB bankruptcy, the Company has not recorded additional significant liabilities for other commitments and contingencies.

Note 6 – Additional Data

The following is a summary of certain financial data:

	July 31, 2004	January 31, 2004
(In thousands)
Accounts receivable	$26,137	$19,847
Prepaid expenses and other current assets	64,734	44,550

Other current assets	$90,871	$64,397

Land	$39,659	$39,688
Buildings	580,765	564,516
Fixtures and equipment	647,870	604,706
Transportation	22,004	21,912
Construction-in-progress	17,346	14,340

Property and equipment – cost	1,307,644	1,245,162
Less accumulated depreciation	682,792	639,635

Property and equipment – net	$624,852	$605,527

Property, payroll, and other taxes	$109,425	$101,342
Operating expenses	82,207	80,923
Insurance reserves	75,282	66,333
Salaries and wages	30,868	39,268
Interest and income taxes	3,622	13,836

Accrued liabilities	$301,404	$301,702

The following analysis supplements changes in assets and liabilities presented in the Condensed Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
(In thousands)
Inventories	$(48,875)	$(43,692)
Other current assets	(26,474)	(19,543)
Accounts payable	(12,879)	41,972
Accrued liabilities	(298)	(18,573)

Change in assets and liabilities	$(88,526)	$(39,836)

The $88.5 million change in assets and liabilities for the twenty-six weeks ended July 31, 2004, resulted primarily from an increase in inventories of $48.9 million, estimated income tax installments of $22.4 million included in other current assets, and a decrease in accounts payable of $12.9 million due to the timing of receipts and payments for merchandise.

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

The Company’s ability to achieve the results contemplated by forward-looking statements are subject to a number of factors, any one or a combination of, which could materially affect the Company’s business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

•	the Company’s ability to source and purchase merchandise on favorable terms;

•	the Company’s ability to attract new customers and retain existing customers;

•	the Company’s ability to establish effective advertising, marketing, and promotional programs;

•	economic and weather conditions which affect buying patterns of the Company’s customers;

•	changes in consumer spending and consumer debt levels;

•	the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies;

•	continued availability of capital and financing on favorable terms;

•	competitive pressures and pricing pressures, including competition from other retailers;

•	the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for non-compliance);

•	interest rate fluctuations and changes in the Company’s credit rating;

•	the creditworthiness of the purchaser of the Company’s former KB Toys business;

•	the Company’s indemnification and guarantee obligations with respect to approximately 390 KB Toys store leases and other real property, some or all of which may be rejected or materially modified in connection with the pending KB Toys bankruptcy proceedings, as well as other potential liabilities arising out of the KB Toys bankruptcy;

•	litigation risks and changes in laws and regulations, including changes in accounting standards and tax laws;

•	transportation and distribution delays or interruptions that adversely impact the Company’s ability to receive and/or distribute inventory;

•	the impact on transportation costs from the driver hours of service regulations adopted by the Federal Motor Carriers Safety Administration that became effective in January 2004;

•	the effect of fuel price fluctuations on the Company’s transportation costs;

•	interruptions in suppliers’ businesses;

•	the Company’s ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	the costs, interruptions, and problems associated with the implementation of, or failure to implement, new or upgraded systems and technology;

•	the effect of international freight rates on the Company’s profitability;

•	delays and costs associated with building, opening, and modifying the Company’s distribution centers;

•	the Company’s ability to secure suitable new store locations under favorable lease terms;

•	the Company’s ability to successfully enter new markets;

•	delays associated with constructing, opening, and operating new stores;

•	the Company’s ability to attract and retain suitable employees; and

•	other risks described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), in its press releases, and in other communications.

The foregoing list is not exhaustive. There can be no assurances that the Company has correctly and completely identified, assessed, and accounted for all factors that do or may affect its business, financial condition, results of operations, and liquidity. Additional risks not presently known to the Company or that it believes to be immaterial also may adversely impact the Company. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, results of operations, and liquidity. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

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

OVERVIEW

The Company is the nation’s largest broadline closeout retailer. At July 31, 2004, the Company operated a total of 1,469 stores in 46 states with 1,423 stores under the name Big Lots and 46 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International and Wisconsin Toy, and with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a significant percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of store remodels, television advertising, advertising circulars, and the timing of certain holidays. Furthermore, in anticipation of increased sales activity during the fourth fiscal quarter, the Company traditionally purchases substantial amounts of inventory during the third fiscal quarter and hires a significant number of temporary employees in anticipation of increased store staffing needs in the fourth fiscal quarter.

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

The following tables compare components of the Condensed Consolidated Statements of Operations of the Company as a percentage of net sales and the number of stores in operation at the end of each period.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	40.8	41.3	41.0	41.6
Selling and administrative expenses	41.6	42.3	40.7	41.0

Operating (loss) profit	(0.8)	(1.0)	0.3	0.6
Interest expense	0.5	0.4	0.5	0.5
Interest income	(0.0)	(0.0)	(0.0)	(0.0)

(Loss) income before income taxes	(1.2)	(1.4)	(0.1)	0.2
Income tax (benefit) expense	(0.5)	(0.5)	(0.1)	0.1

Net (loss) income	(0.7)%	(0.8)%	(0.0)%	0.1%

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Stores open at the beginning of the year	1,430	1,380
Stores opened	50	38
Stores closed	(11)	(14)

Stores open at the end of the period	1,469	1,404

RECENT DEVELOPMENTS

Share Repurchase Program

On May 19, 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares, or 4.8% of the common shares outstanding, having an aggregate cost of $75.0 million with an average price paid per share of $13.82. The Company ended the second quarter of fiscal year 2004 with approximately 112.3 million common shares outstanding. The repurchased common shares were placed into treasury to be used for general corporate purposes including the exercise of stock options.

Store Remodels and Conversions

In fiscal year 2004, the Company plans to remodel 66 stores in 12 markets. Additionally, the Company will add a closeout swing area to another 62 stores in the same 12 markets. The closeout swing area is located at the front of the store and features the newest and most compelling brand-name closeout merchandise the store has to offer. The selection can vary by store and items normally only last a few days before selling out or moving to their usual location in the store. Store remodeling costs in fiscal year 2004 have been similar to prior year costs at approximately $150,000 on a per store basis. During the second quarter of fiscal year 2004, the Company completed the remodel of 45 stores and the addition of 47 closeout swing areas and has substantially completed the store remodel program for fiscal year 2004. For the year, the Company has remodeled a total of 62 stores primarily in the Nashville, Cincinnati, Detroit, St. Louis, Richmond (Virginia), and Tampa markets and has added a closeout swing area to another 61 stores in the same markets. The remaining 4 store remodels planned for this year will be completed early in the third quarter of fiscal year 2004. As a result of new store openings and the remodeling of over 700 stores since 1999, approximately 70% of the Company’s stores are consistent with current upgraded store standards.

Furniture and Distribution Facility Growth

In fiscal year 2004, the Company expects to add a net of 219 new furniture departments and expand existing furniture departments in approximately 147 stores where hanging apparel will be removed. With the addition of 219 new furniture departments, fiscal year 2004 is expected to end with furniture departments in approximately 74% of the closeout stores, up from 61% at the close of fiscal year 2003. During the second quarter of fiscal year 2004, 93 new furniture departments were added, 27 of which were in new stores and 66 of which were in existing stores, by either expanding the store or eliminating hanging apparel. Also, additional square footage was allocated to 73 existing furniture departments by eliminating hanging apparel in those stores. Year-to-date, a net of 157 new furniture departments have been added in new or existing stores and as of the end of the second quarter of fiscal year 2004 the Company has 1,001 furniture departments, encompassing over 70% of the Company’s closeout stores.

In an effort to further expand furniture nationally, the Company entered into a lease for a second furniture distribution center located in Redlands, California (the “Redlands DC”). The Redlands DC will support the Company’s anticipated growth of furniture on the West Coast. With the final elimination of hanging apparel departments completed in August of fiscal year 2004, a limited furniture offering will be introduced in approximately 300 stores primarily located on the West Coast where selling square footage is at a premium. This furniture offering was designed to support approximately 500 to 700 selling square feet with a limited merchandise assortment consisting principally of ready to assemble furniture, futons, and lamps. With the rollout of this limited furniture assortment in approximately 300 stores and the addition of a net of 219 new furniture departments, over 90% of the Company’s closeout stores will provide a furniture offering by the end of fiscal year 2004. The process of preparing the Redlands DC to become operational is proceeding as planned and the Company expects to begin shipping furniture from the Redlands DC in September 2004. The Redlands DC will initially support approximately 300 furniture departments and will eventually have the capacity to support approximately 500 furniture departments.

Construction of the Company’s fifth distribution center located in Durant, Oklahoma (the “Durant DC”), was completed in the first quarter of fiscal year 2004. The Durant DC began receiving merchandise in January 2004, shipping merchandise in April 2004, and currently supports approximately 125 stores. The addition of this facility is expected to allow the Company’s current distribution infrastructure to support up to 1,750 stores, representing approximately the next four years of anticipated new store growth.

RESULTS OF OPERATIONS

Net Sales

Net sales increased to $995.0 million for the thirteen weeks ended July 31, 2004, compared to $949.3 million for the thirteen weeks ended August 2, 2003, an increase of $45.7 million. This net sales increase of 4.8% resulted from an increase of new stores (net of store closings) as comparable store sales for the second quarter of fiscal year 2004 were essentially flat at 0.2%. The comparable store sales increase of 0.2% consisted of an increase in the dollar value of the average transaction of 2.3% and a 2.1% decrease in the number of customer transactions. Performance across categories was relatively consistent; however, furniture and hardlines posted the highest comparable store sales increases for the second quarter of fiscal year 2004.

Net sales increased to $2,014.1 million for the twenty-six weeks ended July 31, 2004, compared to $1,897.7 million for the twenty-six weeks ended August 2, 2003, an increase of $116.4 million. This net sales increase of 6.1% resulted from a comparable store sales increase of 1.5%, with the remaining 4.6% growth resulting from an increase of new stores (net of store closings). The year-to-date comparable store sales increase of 1.5% consists of an increase in the dollar value of the average transaction of 2.5% and a decrease in the number of customer transactions of 1.0%. In terms of product categories, the year-to-date comparable store sales increase was primarily related to gains in furniture, toys, hardlines, and consumables.

Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year.

The Company believes the increase in the dollar value of the average transaction for the thirteen and twenty-six weeks ended July 31, 2004, resulted primarily from key merchandising initiatives that continue to drive more consistent performance across merchandise categories. Key merchandising initiatives include: the expansion of furniture offerings, better in-stock position on basics and improving fashion items in home décor, a strong flow of branded closeout toys, and the addition of approximately 150 “never out” items across various departments since the beginning of fiscal year 2004. Year-to-date, the number of customer transactions has declined 1.0% as customer traffic slowed during the first quarter of fiscal year 2004, with a more pronounced slowdown experienced in June and July, consistent with many other retailers in the discount sector.

The Company believes that future sales growth is dependent upon an increase in the number of customer transactions as well as increases in the dollar value of the average transaction. The following table summarizes the comparable year-to-date store sales increase for all reportable periods as well as comparable results in customer transactions and in the value of the average transaction:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Comparable store sales	0.2%	3.4%	1.5%	2.2%
Customer transactions	(2.1)%	2.3%	(1.0)%	1.2%
Value of the average basket	2.3%	1.1%	2.5%	1.0%

Gross Profit

Gross profit increased $14.7 million in the second quarter of fiscal year 2004 to $406.3 million from $391.6 million in the second quarter of fiscal year 2003. Gross profit as a percentage of net sales decreased to 40.8% in the second quarter of fiscal year 2004 compared to 41.3% in the second quarter of the prior year. The gross profit rate decrease for the thirteen weeks is principally a result of higher import freight rates on first quarter 2004 deliveries that sold in the second quarter of fiscal year 2004 compared to the prior year and a slightly higher markdown rate due to lower than expected sales. In addition, markdowns necessary to exit hanging apparel this year offset a promotional summer clearance program in the second quarter of fiscal year 2003.

Gross profit increased $36.7 million in the first half of fiscal year 2004 to $826.5 million from $789.8 million in the first half of fiscal year 2003. Gross profit as a percentage of net sales decreased to 41.0% in the first half of fiscal year 2004 compared to 41.6% in the first half of the prior year. The decline in the gross profit rate for the twenty-six weeks is principally due to higher import freight rates.

Selling and Administrative Expenses

Selling and administrative expenses increased in the second quarter of fiscal year 2004 to $413.8 million from $401.2 million in the second quarter of fiscal year 2003. As a percentage of net sales, selling and administrative expenses decreased to 41.6% from 42.3% in the prior year second quarter. Selling and administrative expenses increased over fiscal year 2003 for both the quarter and year-to-date periods primarily due to an increase in the number of stores; costs associated with higher levels of sales; the opening of the Durant DC; and the impact of higher transportation and fuel costs.

The $12.6 million increase in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 was primarily attributable to increased store occupancy costs of $7.2 million primarily related to an increased number of stores opened earlier compared to the second quarter of fiscal year 2003 and rent renewals, increased distribution and transportation costs of $6.5 million, and increased store payroll costs of $4.0 million, offset by the previously disclosed $10.5 million charge to settle purported class action lawsuits in fiscal year 2003.

For the first half of fiscal year 2004, selling and administrative expenses increased to $819.9 million from $778.1 million in the first half of fiscal year 2003. As a percentage of net sales, selling and administrative expenses decreased to 40.7% from 41.0% in the first half of fiscal year 2003. The $41.8 million increase was primarily attributable to increased distribution and transportation costs of $14.7 million, increased store payroll costs of $14.3 million, and increased store occupancy costs of $12.2 million primarily related to an increased number of stores opened earlier compared to the first half of fiscal year 2003 and rent renewals, offset by the previously disclosed $10.5 million charge to settle purported class action lawsuits in fiscal year 2003.

The decrease in the selling and administrative expense rate for both the thirteen and twenty-six weeks ended July 31, 2004, is primarily due to the prior year charge to settle purported class action lawsuits partially offset by the deleveraging impact of lower comparable store sales in fiscal year 2004.

Distribution and transportation costs, which are included in selling and administrative expenses (see Note 2 to the Condensed Consolidated Financial Statements), increased 40 basis points as a percentage of net sales for both the second quarter and year-to-date periods over the same periods in fiscal year 2003, primarily due to the opening of our Durant DC and the impact of higher transportation and fuel costs.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $4.6 million in the second quarter of fiscal year 2004 compared to $3.9 million in the second quarter of fiscal year 2003, and was $9.2 million for the twenty-six weeks ended July 31, 2004, compared to $8.7 million for the same period of 2003. As a percentage of net sales, interest expense increased slightly for the quarter but remained flat year-to-date as compared to fiscal year 2003. The increase in interest expense for the quarter and year-to-date compared to the same period last year is primarily due to the capitalization of interest expense in fiscal year 2003 related to construction costs for the Durant DC. The fiscal year 2004 interest expense primarily relates to the Senior Notes (as defined below) and the amortization of debt issuance costs.

Interest Income

Interest income was $0.1 million in the second quarter of fiscal year 2004 compared to $0.3 million in the second quarter of fiscal year 2003. Year-to-date interest income was $0.5 million, compared to $0.7 million in fiscal year 2003. Interest income is generated by interest earned on cash equivalents.

Discontinued Operations

On January 14, 2004, KB Acquisition Corporation and affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business; and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. As discussed below, the Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 related to the estimated impact of the KB bankruptcy, which was comprised of a $10.5 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations.

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

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly indemnified the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of July 31, 2004, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee, and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. Since that date, KB has both rejected and withdrawn its rejection of a limited number of leases. As of July 31, 2004, the Company believes that KB has rejected approximately 390 store leases and that the Company has guarantee or indemnification obligations relating to approximately 90 of those leases.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder has claimed that a make-whole premium of approximately $1.5 million is also due and payable. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the Pittsfield DC Note. Based upon analysis of the information currently available, the Company believes that the fair market value of the Pittsfield DC is between $6.2 million and $6.8 million. The Company also engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential liability with respect to the 90 guaranteed store leases. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net of a $9.7 million tax benefit) to reflect its best estimate of this loss contingency. The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. On August 23, 2004, KB received an extension of time until January 31, 2005, to either assume or reject its remaining leases. Accordingly, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to indemnify KB for tax losses generally related to the periods prior to the sale of KB. The Company had provided a loss contingency in this regard prior to KB’s Chapter 11 filing. If KB rejects the KB Stock Purchase Agreement, the Company would no longer be required to indemnify KB and, therefore, a significant portion of this loss contingency may not be needed. The Company is also reviewing the impact of bankruptcy claims recently filed by various taxing authorities on the tax loss contingency. The effect of that analysis could result in an adjustment to the tax loss contingency. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease or non-tax related indemnification obligations. At this time, management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

Income Taxes

The effective tax rate for the thirteen weeks ended July 31, 2004, was 39.2%, compared to an effective tax rate of 39.5% for the same period in fiscal year 2003. This net decrease was primarily due to the decline in the anticipated level and mix of earnings and a decrease in the deferred tax asset valuation allowance, partially offset by an increase in rate due to the expiration of federal employment tax credits.

The effective tax rate for the twenty-six weeks ended July 31, 2004, was 71.9% compared to an effective tax rate of 39.5% for the same period in fiscal year 2003. The 32.4% increase in the tax benefit was primarily due to a 34.2% effect of job creation tax credit matters (settled and closed during the first fiscal quarter of 2004) over a nominal loss before income tax base, offset by a 1.8% decrease in the effective tax rate compared to the same period of fiscal year 2003. The 1.8% decrease was primarily a result of a decline in the anticipated level and mix of earnings, and a decrease in the deferred tax asset valuation allowance, partially offset by an increase in rate due to the expiration of federal employment tax credits.

The Company anticipates that its tax rate for the fiscal year 2004 will be in a range of 37.0% to 38.3%. The range is lower than previously expected primarily due to a decrease in the anticipated level and mix of earnings, contingency adjustments, unanticipated tax credits, and other updated information.

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

During the fourth quarter of fiscal year 2003, the Company received correspondence from the Congressional Joint Committee on Taxation that it had completed its consideration of the Internal Revenue Service (“IRS”) field examination report related to the IRS audit of the Company’s fiscal year 1997 through fiscal year 2000 consolidated income tax returns. The IRS and the Company have agreed that the Company can amend its fiscal year 1997 through fiscal year 2001 federal income tax returns primarily for roll-forward adjustments that resulted from prior IRS examinations. The Company has also reached a substantial resolution with the Appeals Division of the IRS on issues raised during the examination of one of its subsidiaries, Mac Frugal’s Bargains Close-outs, Inc.’s consolidated tax returns for years prior to its acquisition by the Company. Various state and local level income tax examinations were either substantially settled or closed during fiscal year 2003. In conjunction with the substantial resolution and closure of these items, the Company reversed in fiscal year 2003 approximately $3.1 million in previously accrued federal and state income taxes relating to continuing operations and approximately $4.7 million relating to discontinued operations.

Years after fiscal year 2000 are also open to examination by the IRS. Various states also routinely audit the Company. The Company believes that it has adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to open years.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s long-term obligations at July 31, 2004, were $30.0 million. Due to the maturity of a portion of the Company’s $204.0 million in Senior Notes (as defined below) during fiscal year 2005, $174.0 million in Senior Notes were reclassified as current obligations during the second quarter of fiscal year 2004. There were no direct borrowings under the Company’s senior revolving credit agreement (“Revolving Credit Agreement”) at July 31, 2004, and January 31, 2004.

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

Revolving Credit Agreement

There were no outstanding borrowings under the Revolving Credit Agreement at July 31, 2004, and August 2, 2003. The borrowings available under the Revolving Credit Agreement, after taking into account outstanding letters of credit totaling $49.4 million, were $250.6 million at July 31, 2004. The Company’s borrowing base fluctuates based on the value of the Company’s inventory, as determined in accordance with the Revolving Credit Agreement.

On July 31, 2003, the Revolving Credit Agreement was amended to extend the maturity one year to May 2005, and to reduce the size of the facility from its original limit of $358.8 million to $300.0 million to better match the facility size with the liquidity needs of the Company and minimize facility fees. The Company believes that the $300.0 million facility, combined with cash provided by operations and existing cash balances, provides sufficient liquidity to meet its operating and seasonal borrowing needs. The Company is considering various alternatives to refinancing the Revolving Credit Agreement. The Company intends to arrange appropriate liquidity facilities before the maturity of the Revolving Credit Agreement in May 2005.

The Revolving Credit Agreement is collateralized by inventories and contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at July 31, 2004.

Senior Notes

On May 8, 2001, the Company entered into the Note Purchase Agreement pursuant to which it completed a $204.0 million private placement of senior notes with maturities ranging from four to six years (“Senior Notes”). Principal maturities of the Senior Notes are as follows:

(In thousands)
2004	$–
2005	174,000
2006	15,000
2007	15,000

Senior notes	204,000
Less current portion of long-term obligations	(174,000)

Long-term obligations	$30,000

The Senior Notes currently carry a weighted-average yield of 8.2% and rank pari passu with the Company’s Revolving Credit Agreement. The Senior Notes are collateralized by inventories and contain customary affirmative and negative covenants including financial covenants requiring the Company to maintain specified fixed charge coverage and leverage ratios as well as a minimum level of net worth. The Company was in compliance with its financial covenants at July 31, 2004.

Liquidity

The primary sources of liquidity for the Company have been cash flows from operations, proceeds from the Senior Notes, and as necessary, borrowings under the Revolving Credit Agreement. At July 31, 2004, working capital was $452.3 million.

Cash flows used in operating activities were $32.8 million for the twenty-six weeks ended July 31, 2004, and resulted primarily from an increase in inventories of $48.9 million, estimated income tax installments of $22.4 million included in other current assets, and a decrease in accounts payable of $12.9 million due to the timing of receipts and payments for merchandise, offset by net loss adjusted for depreciation and amortization totaling $47.8 million. The inventory increase of $48.9 million is consistent with prior year growth and current year plans. The Company believes the composition of inventory by major category is appropriately positioned at July 31, 2004.

Cash flows used in financing activities were $69.3 million for the twenty-six weeks ended July 31, 2004, which related primarily to the share repurchase program of $75.0 million.

Capital expenditures were $67.1 million for the twenty-six weeks ended July 31, 2004, compared to $89.8 million from the same period of fiscal year 2003. The decline of $22.7 million compared to fiscal year 2003 is principally related to the construction of the Durant DC during fiscal year 2003. Capital expenditures in fiscal year 2004 primarily relate to 50 new stores, 62 store remodels, completion of the Durant DC, and re-engineering of the Columbus, Ohio, distribution center (the “Columbus DC”). Capital expenditures in fiscal year 2003 were primarily related to the construction of the Durant DC, 38 new stores, and 178 store remodels. Capital expenditure requirements in fiscal year 2004 are anticipated to be approximately $115 to $120 million, and will consist primarily of investments in approximately 90 new stores, store expansions, the remodeling of 66 existing stores, the re-engineering of the Columbus DC, and the completion of the Durant DC and Redlands DC.

The $21.5 million decrease in cash paid for income taxes for the twenty-six weeks ended July 31, 2004, relates primarily to a decrease in federal income tax payments due to the year over year decrease in the April 15 extension payment for prior year income taxes and decreased estimated tax installments for current year taxes.

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

Merchandise inventories. Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross profit. These judgments and estimates are based on historical experience and current information.

Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends. When a decision is made to permanently mark down merchandise or a promotional markdown decision is made, the resulting gross profit reduction is recognized in the period the markdown is recorded.

Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the fiscal year. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes minimize shrinkage.

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

Income taxes. The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeals or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues, both individually and in the aggregate. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax accounts accordingly.

The Company has generated deferred tax assets due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

Pension liabilities. Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expense and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. To develop the expected long-term rate of return on assets, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio.

Legal obligations. In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company will record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements, if material. If the Company determines that a loss contingency is probable (but the loss cannot be reasonably estimated) or the obligation is reasonably possible, the Company will disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made, if material. The Company makes these determinations in consultation with its attorneys.

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

Discontinued operations. At July 31, 2004, the reserve for discontinued operations included management’s estimate of the Company’s potential liability under its lease and mortgage obligations which had been rejected by KB as part of its bankruptcy proceeding. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report in order to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

(b)	Changes in internal controls. No changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15 and 15d-15 of the Exchange Act, occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 2. Changes in Securities and Use of Proceeds (In thousands, except per share amounts).

The following table sets forth information regarding the Company’s repurchase of its common shares during the second quarter of fiscal year 2004:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of	Average Price	Shares Purchased	May Yet Be
	Shares	Paid per	as Part of Publicly	Purchased Under
Period	Purchased (a)	Share (b)	Announced Program	the Program
May 2, 2004 - May 29, 2004	2,468	$13.78	2,468	$40,983
May 30, 2004 - June 26, 2004	1,335	14.75	3,803	21,288
June 27, 2004 - July 31, 2004	1,624	13.11	5,427	—

Total	5,427	$13.82	5,427	$—

(a)	On May 19, 2004, the Company publicly announced that its Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares over a twelve month period. Pursuant to this authorization, the Company purchased 5,426,575 common shares in the second quarter of fiscal year 2004, thereby completing the repurchase program by July 31, 2004.

(b)	This amount represents the weighted-average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on May 18, 2004. The shareholders elected each of the nine nominees to the Board of Directors, with votes cast as follows:

Director	For	Withheld
Albert J. Bell *	107,569,808	2,027,555
Sheldon M. Berman	108,277,153	1,320,210
David T. Kollat	107,254,280	2,343,083
Brenda J. Lauderback	104,264,237	5,333,126
Philip E. Mallott	101,795,651	7,801,712
Ned Mansour	108,291,129	1,306,234
Michael J. Potter	107,577,855	2,019,508
Russell Solt	104,331,065	5,266,298
Dennis B. Tishkoff	107,573,040	2,024,323

There were no broker non-votes with respect to the election of directors. No other matters were submitted to a vote of the shareholders at the Annual Meeting.

* As disclosed in the Current Report on Form 8-K filed on July 20, 2004, Albert J. Bell resigned his positions as a director and an officer of the Company. Pursuant to the Separation Agreement, as amended by the August 16, 2004 Amendment to Separation Agreement, both of which are filed as exhibits to this Quarterly Report on Form 10-Q, Mr. Bell’s resignation was effective on August 31, 2004.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Document
10.1	Separation Agreement between Big Lots, Inc. and Albert J. Bell.

10.2	August 16, 2004 Amendment to Separation Agreement between Big Lots, Inc. and Albert J. Bell.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed Current Reports on Form 8-K during the second quarter of fiscal year 2004 on the following dates for the purposes specified: (i) on May 21, 2004, to report the Company’s financial results for the fiscal quarter ended May 1, 2004, and to announce that the Company’s Board of Directors had authorized the repurchase of up to $75 million of the Company’s common shares; and (ii) on July 20, 2004, to announce the resignation of Albert J. Bell, the Company’s Vice Chairman and Chief Administrative Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LOTS, INC.

Dated: September 9, 2004	By:	/s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer