Form 10-Q
period 2004-10-30
BIG LOTS INC
filed 2004-12-06
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 2, 2004, was 112,864,541 and there were no preferred shares, $0.01 par value, outstanding as of that date.

BIG LOTS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 30, 2004

Page
Part I. Financial Information
Item 1. Financial Statements
a) Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 30, 2004 (Unaudited) and November 1, 2003 (Unaudited)	3
b) Condensed Consolidated Balance Sheets at October 30, 2004 (Unaudited) and January 31, 2004	4
c) Condensed Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 30, 2004 (Unaudited) and November 1, 2003 (Unaudited)	5
d) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2004 (Unaudited) and November 1, 2003 (Unaudited)	6
e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30
Signature	31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	$980,027	$948,117	$2,994,175	$2,845,774
Cost of sales	583,816	555,897	1,771,426	1,663,801

Gross profit	396,211	392,220	1,222,749	1,181,973
Selling and administrative expenses	396,815	374,515	1,169,501	1,109,928
Depreciation expense	25,434	22,432	72,609	65,116

Operating (loss) profit	(26,038)	(4,727)	(19,361)	6,929
Interest expense	13,960	3,769	23,201	12,480
Interest income	(2)	(37)	(495)	(768)

Loss before income taxes	(39,996)	(8,459)	(42,067)	(4,783)
Income tax benefit	(15,184)	(3,341)	(16,674)	(1,889)

Loss from continuing operations	(24,812)	(5,118)	(25,393)	(2,894)
Discontinued operations	(6,648)	(1,259)	(6,648)	(1,259)

Net loss	$(31,460)	$(6,377)	$(32,041)	$(4,153)

Loss per common share - basic
Continuing operations	$(0.22)	$(0.04)	$(0.22)	$(0.02)
Discontinued operations	(0.06)	(0.01)	(0.06)	(0.02)

	$(0.28)	$(0.05)	$(0.28)	$(0.04)

Loss per common share - diluted
Continuing operations	$(0.22)	$(0.04)	$(0.22)	$(0.02)
Discontinued operations	(0.06)	(0.01)	(0.06)	(0.02)

	$(0.28)	$(0.05)	$(0.28)	$(0.04)

Weighted-average common shares outstanding:
Basic	112,403	116,877	114,788	116,703
Dilutive effect of stock options	—	—	—	—

Diluted	112,403	116,877	114,788	116,703

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	October 30, 2004	January 31, 2004
ASSETS
Current assets:
Cash	$28,464	$20,928
Cash equivalents	—	170,300
Inventories	1,068,486	829,569
Deferred income taxes	96,588	82,406
Other current assets	104,161	64,397

Total current assets	1,297,699	1,167,600

Property and equipment - net	628,543	605,527
Deferred income taxes	—	422
Other assets	9,458	11,139

Total assets	$1,935,700	$1,784,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,788	$161,884
Accrued liabilities	313,367	301,702

Total current liabilities	537,155	463,586

Long-term obligations	371,100	204,000
Deferred income taxes	5,519	—
Other liabilities	353	1,042
Commitments and contingencies
Shareholders’ equity:
Common shares - authorized 290,000 shares, $0.01 par value; issued 117,495 shares and 116,927 shares, respectively; outstanding 112,446 shares and 116,927 shares, respectively	1,175	1,169
Treasury shares - 5,049 shares and 0 shares, respectively, at cost	(69,734)	—
Additional paid-in capital	474,022	466,740
Retained earnings	616,110	648,151

Total shareholders’ equity	1,021,573	1,116,060

Total liabilities and shareholders’ equity	$1,935,700	$1,784,688

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Shares
	Issued		Treasury		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance - February 1, 2003	116,165	$1,162	—	$—	$458,043	$566,976	$1,026,181
Net loss	—	—	—	—	—	(4,153)	(4,153)
Employee benefits paid with common shares	434	4	—	—	4,561	—	4,565
Exercise of stock options and related tax effects	309	3	—	—	3,888	—	3,891

Balance - November 1, 2003	116,908	1,169	—	—	466,492	562,823	1,030,484
Net income	—	—	—	—	—	85,328	85,328
Employee benefits paid with common shares	1	—	—	—	—	—	—
Exercise of stock options and related tax effects	18	—	—	—	248	—	248

Balance - January 31, 2004	116,927	1,169	—	—	466,740	648,151	1,116,060
Net loss	—	—	—	—	—	(32,041)	(32,041)
Employee benefits paid with common shares	316	3	—	—	4,764	—	4,767
Purchases of common shares	(5,427)	—	5,427	(75,000)	—	—	(75,000)
Exercise of stock options and related tax effects	252	3	—	—	2,518	—	2,521
Treasury share issuances for stock options	378	—	(378)	5,266	—	—	5,266

Balance - October 30, 2004	112,446	$1,175	5,049	$(69,734)	$474,022	$616,110	$1,021,573

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Operating activities:
Net loss	$(32,041)	$(4,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Discontinued operations	6,648	1,259
Depreciation expense	72,609	65,116
Amortization expense	3,118	2,526
Deferred income taxes	(8,241)	(4,737)
Loss on sale of equipment	1,602	1,533
Employee benefits paid with common shares	4,767	4,565
Change in assets and liabilities, excluding the effect of discontinued operations	(212,449)	(153,479)

Net cash used in operating activities	(163,987)	(87,370)

Investing activities:
Capital expenditures	(97,360)	(127,766)
Cash proceeds from sale of equipment	132	105
Other	(187)	(200)

Net cash used in investing activities	(97,415)	(127,861)

Financing activities:
Proceeds from long-term obligations	893,900	222,500
Payments of long-term obligations	(726,800)	(145,700)
Payments for treasury shares acquired	(75,000)	—
Proceeds from exercise of stock options and related tax effects	7,787	3,891
Deferred bank and bond fees	(1,249)	(460)

Net cash provided by financing activities	98,638	80,231

Decrease in cash and cash equivalents	(162,764)	(135,000)
Cash and cash equivalents:
Beginning of period	191,228	167,008

End of period	$28,464	$32,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,786	$8,652
Cash paid for income taxes (excluding refunds)	$23,224	$44,878

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

All references herein to the “Company” are to Big Lots, Inc. and all of its subsidiaries. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Balance Sheet at October 30, 2004, and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2004, and November 1, 2003, and the Condensed Consolidated Statements of Shareholder’s Equity and of Cash Flows for the thirty-nine weeks ended October 30, 2004, and November 1, 2003, have been prepared by the Company without audit. In the opinion of management, all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for all periods presented have been made. The Condensed Consolidated Financial Statements include the accounts of the Company. All significant intercompany transactions have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

The Company manages its business based on one segment, broadline closeout retailing. At October 30, 2004, and November 1, 2003, all of the Company’s operations were located within the United States of America. The following data is presented in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
(In thousands)
Consumables	$312,927	$312,575	$946,984	$904,001
Home	306,478	281,949	884,218	801,845
Seasonal and toys	138,333	139,927	502,055	505,018
Other	222,289	213,666	660,918	634,910

Net sales	$980,027	$948,117	$2,994,175	$2,845,774

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

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

Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends. Permanent markdowns are recorded as a gross profit reduction in the period of management’s decision to initiate price reductions with the intent not to return the price to regular retail. Promotional markdowns are recorded as a gross profit reduction in the period the merchandise is sold.

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

Intangible Assets

Trademarks, service marks, and other intangible assets are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset are calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its intangible assets are based on the discounted future cash flows. At October 30, 2004, the carrying value of the Company’s intangible assets was $0.8 million and the related accumulated amortization was $0.1 million.

Property and Equipment

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment. Depreciation expense is calculated from assets relating to the Company’s general office, stores and regional offices, information technology services, and distribution and transportation services.

Impairment

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Impairment is recorded when assets are identified by the Company for disposal and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

Computer Software Costs

The Company capitalizes certain computer software costs after the application development stage has been established. Capitalized computer software costs are depreciated using the straight-line method over five years.

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

If compensation cost for the Company’s stock options had been determined based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation, Transition and Disclosure,” the Company’s net loss and loss per share would have been adjusted to the pro forma amounts as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Net loss:
As reported	$(31,460)	$(6,377)	$(32,041)	$(4,153)
Total stock-based employee compensation income (expense) determined under fair value method for all awards, net of related tax effect	159	(1,563)	(2,500)	(4,756)

Pro forma	$(31,301)	$(7,940)	$(34,541)	$(8,909)

Loss per common share - basic:
As reported	$(0.28)	$(0.05)	$(0.28)	$(0.04)
Pro forma	$(0.28)	$(0.07)	$(0.30)	$(0.08)
Loss per common share - diluted:
As reported	$(0.28)	$(0.05)	$(0.28)	$(0.04)
Pro forma	$(0.28)	$(0.07)	$(0.30)	$(0.08)

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Weighted-average fair value of options granted	$4.42	$8.25	$5.49	$5.36
Risk-free interest rates	3.5%	3.0%	3.1%	3.0%
Expected life (years)	5.4	4.2	5.2	4.8
Expected volatility	38.1%	57.7%	39.1%	58.1%
Expected annual forfeiture	3.0%	0.0%	3.0%	0.0%

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

Income Taxes

The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues. The results of the audits, appeals, or expiration of the statute of limitations are reflected in the income tax accounts accordingly.

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company annually reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. The following table represents components of net periodic benefit cost:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
(In thousands)
Service cost	$873	$781	$2,620	$2,343
Interest cost	818	743	2,455	2,228
Expected return on plan assets	(855)	(717)	(2,564)	(2,149)
Amortization of net loss	378	337	1,131	1,009
Amortization of prior service cost	34	34	101	101
Amortization of transition obligation	3	3	10	10

Net periodic benefit cost	$1,251	$1,181	$3,753	$3,542

Weighted-average assumptions used to determine net periodic benefit cost were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Discount rate	6.1%	6.8%	6.1%	6.8%
Rate of increase in compensation levels	4.6%	5.1%	4.6%	5.1%
Expected long-term rate of return	8.5%	9.0%	8.5%	9.0%
Measurement date for plan assets and benefit obligations	12/31/03	12/31/02	12/31/03	12/31/02

The Company’s funding policy is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contribution during fiscal year 2004. Additional discretionary contributions could be made upon further analysis of the pension plan during fiscal year 2004. No contributions were made during the thirteen and thirty-nine weeks ended October 30, 2004.

Fair Value

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations was estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The estimated fair value of the Company’s long-term obligations at January 31, 2004, was $218.0 million compared to the carrying value of $204.0 million. The carrying value of the Company’s long-term obligations at October 30, 2004, approximates fair value since the interest rates are variable and approximate current market rates.

Legal Obligations

In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will, if material, record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

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

Investments

Any unrealized gains or losses on equity securities classified as available-for-sale are recorded in other comprehensive income net of applicable income taxes. There were no available-for-sale equity securities at October 30, 2004.

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight, duties, and commissions), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies distribution and transportation costs as selling and administrative expenses. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), distribution and transportation costs, advertising, buying, insurance, and overhead costs in selling and administrative expenses. Selling and administrative rates may not be comparable to those of other retailers that include distribution and transportation costs in cost of sales.

Distribution and transportation costs were $56.1 million and $53.6 million for the thirteen weeks ended October 30, 2004, and November 1, 2003, respectively, and $169.9 million and $154.5 million for the thirty-nine weeks ended October 30, 2004, and November 1, 2003, respectively.

Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $25.3 million and $25.5 million for the thirteen weeks ended October 30, 2004, and November 1, 2003, respectively, and $70.5 million and $77.8 million for the thirty-nine weeks ended October 30, 2004, and November 1, 2003, respectively.

Earnings (loss) per Share

Basic earnings (loss) per share are calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the additional dilutive effect of stock options, calculated using the treasury stock method. Fully diluted shares are not presented for the thirteen and thirty-nine weeks ended October 30, 2004, and November 1, 2003, as the Company incurred a loss from continuing operations and to include these shares would be antidilutive.

Store Pre-opening Costs

Pre-opening costs related to new store openings are expensed as incurred.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3 – DISCONTINUED OPERATIONS

On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. As discussed below, the Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy.

In connection with the sale of the KB Toys business, the Company received $258.0 million in cash and a 10-year note from HCC in the aggregate principal amount of $45.0 million. This note bears interest, on an in-kind basis, at the rate of 8.0% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share (“KB Warrant”). At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13.2 million. The estimated fair value of the HCC Note was based on several factors including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003, and February 2, 2002, the carrying value of the HCC Note was $16.1 million. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

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

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of October 30, 2004, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee, and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. The Company engaged an independent real estate valuation firm to assist in the analysis of the Company’s potential liability with respect to the 90 guaranteed leases. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net after a $9.7 million tax benefit) to reflect its best estimate of this loss contingency.

On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores by January 31, 2005. As of October 30, 2004, the Company believes that KB has rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder claimed that a make-whole premium of approximately $1.5 million was also due and payable. On November 5, 2004, the Company satisfied its indemnity obligation with respect to the Pittsfield DC Note at a cost of $8.4 million. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential loss arising from the indemnification payment related to the Pittsfield DC Note. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $1.7 million (net after a $1.0 million tax benefit) to reflect its best estimate of the difference between the subrogation rights flowing from the indemnification payment and the appraised value of the Pittsfield DC.

The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. In its October 26, 2004, announcement, KB stated that it believed this would be the final round of store closings before its emergence from bankruptcy. Nevertheless, due to the nature of the KB bankruptcy, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to

indemnify KB for tax losses generally related to the periods prior to the Company’s sale of KB. The Company had provided a loss contingency in this regard prior to KB’s Chapter 11 filing. If KB rejects the KB Stock Purchase Agreement, the Company would no longer be required to indemnify KB and, therefore, a significant portion of this loss contingency may not be needed. The Company is also reviewing the impact of bankruptcy claims recently filed by various taxing authorities on the tax loss contingency. The effect of that analysis could result in an adjustment to the tax loss contingency. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease or non-tax related indemnification obligations. At this time, management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

NOTE 4 – LONG-TERM OBLIGATIONS

On October 29, 2004, the Company paid all outstanding amounts and terminated all commitments related to the $204.0 million in senior notes privately placed in 2001 (“Senior Notes”) and repaid all amounts outstanding and terminated all commitments under its $300.0 million secured revolving credit agreement (“2001 Credit Agreement”). Due to the early termination of the Senior Notes and the 2001 Credit Agreement, interest expense included debt prepayment charges of $8.9 million for the thirteen and thirty-nine weeks ended October 30, 2004. The Senior Notes carried a weighted-average yield of 8.2% and ranked pari passu with the 2001 Credit Agreement. The Senior Notes and 2001 Credit Agreement were collateralized by inventories. All security interests in the collateral were released when the Senior Notes and 2001 Credit Agreement were terminated.

Also on October 29, 2004, the Company entered into a $500.0 million unsecured credit facility with a syndicate of lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts due under the 2001 Credit Agreement and Senior Notes. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at October 30, 2004.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At October 30, 2004, the total borrowings outstanding under the 2004 Credit Agreement were $371.1 million, which total amount was comprised of $350.0 million in revolving credit loans, $21.1 million in swing loans, and no bid loans. The borrowings available under the 2004 Credit Agreement, after taking into account outstanding letters of credit totaling $52.3 million, were $76.6 million at October 30, 2004.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at October 30, 2004, was 2.7%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is affected by a) cash inflows such as store cash, credit card settlements, and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is or may be subject to certain commitments and contingencies, including legal proceedings, taxes, insurance, and other matters that are incidental to its ordinary course of business. The Company will, if material, record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made.

The Company is involved in legal actions and claims arising in the ordinary course of business. The Company currently believes that such actions and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a class action in the United States District Court for the Eastern District of Texas, Texarkana Division. At the time of filing this Quarterly Report on Form 10-Q, formal discovery has not begun and the Company cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in this lawsuit.

With the exception of self-insured claims for certain losses relating to general liability, workers’ compensation, employee medical benefits, taxes, and the previously described liabilities that relate to the KB bankruptcy, the Company has not recorded additional significant liabilities for other commitments and contingencies.

NOTE 6 – ADDITIONAL DATA

The following tables summarize balance sheet data pertaining to other current assets, property and equipment-net, and accrued liabilities at October 30, 2004, and January 31, 2004.

	October 30,	January 31,
	2004	2004
(In thousands)
Accounts receivable	$16,075	$9,830
Taxes	39,069	10,017
Prepaid expenses and other current assets	49,017	44,550

Other current assets	$104,161	$64,397

The increase in other current assets of $39.8 million is primarily due to an income tax benefit position of $25.1 million generated principally by a year-to-date loss for the thirty-nine weeks ended October 30, 2004, and income tax installments based on first quarter results, compared to an income tax payable at January 31, 2004.

	October 30,	January 31,
	2004	2004
(In thousands)
Land	$39,899	$39,688
Buildings	588,527	564,516
Fixtures and equipment	657,930	604,706
Transportation equipment	22,642	21,912
Construction-in-progress	20,775	14,340

Property and equipment - cost	1,329,773	1,245,162
Less accumulated depreciation	701,230	639,635

Property and equipment - net	$628,543	$605,527

The increase in accumulated depreciation of $61.6 million is comprised of depreciation expense of $72.6 million offset by disposals of $11.0 million primarily related to the Columbus, Ohio, distribution center re-engineering project and 17 store closures.

	October 30,	January 31,
	2004	2004
(In thousands)
Property, payroll, and other taxes	$116,535	$101,342
Insurance reserves	77,574	66,333
Operating expenses	54,249	56,642
KB bankruptcy related reserves	35,024	24,281
Salaries and wages	29,930	39,268
Interest and income taxes	55	13,836

Accrued liabilities	$313,367	$301,702

The increase of $11.7 million in accrued liabilities is primarily due to increases in accrued business taxes of $13.9 million, KB bankruptcy related reserves of $11.3 million, and insurance reserves of $11.2 million, offset by decreases in interest and income taxes of $13.8 million and accrued incentive compensation of $7.6 million.

The following analysis supplements changes in assets and liabilities, excluding the $6.6 million charge (net after a $4.7 million tax benefit) to discontinued operations, presented in the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2004, and November 1, 2003.

	October 30,	November 1,
	2004	2003
(In thousands)
Inventories	$(238,917)	$(210,901)
Other current assets	(35,092)	(24,998)
Accounts payable	61,904	88,252
Accrued liabilities	345	(5,737)
Other liabilities	(689)	(95)

Change in assets and liabilities, excluding the effect of discontinued operations	$(212,449)	$(153,479)

The $212.4 million change in assets and liabilities, excluding the effect of discontinued operations, was primarily a result of an increase in inventory for the holiday season, offset by an increase in accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS FOR PURPOSES OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

This report, as well as other verbal or written statements or reports made by or on the behalf of the Company, may contain or may incorporate material by reference, which includes forward-looking statements within the meaning of the Act. By their nature, all forward-looking statements involve risks and uncertainties. Statements, other than those based on historical facts, which address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations, future earnings, store openings and new market entries, anticipated inventory turn, and other similar matters, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will,” and similar expressions generally identify forward-looking statements. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although the Company believes the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, actual events and results may materially differ from anticipated results described in such statements.

The Company’s ability to achieve the results contemplated by forward-looking statements are subject to a number of factors, any one or a combination of, which could materially affect the Company’s business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

•	the Company’s ability to source and purchase merchandise on favorable terms;

•	the Company’s ability to attract new customers and retain existing customers;

•	the Company’s ability to establish effective advertising, marketing, and promotional programs;

•	economic and weather conditions which affect buying patterns of the Company’s customers;

•	changes in consumer spending and consumer debt levels;

•	the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies;

•	continued availability of capital and financing on favorable terms;

•	competitive pressures and pricing pressures, including competition from other retailers;

•	the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for non-compliance);

•	interest rate fluctuations and changes in the Company’s credit rating;

•	the creditworthiness of the purchaser of the Company’s former KB Toys business;

•	the Company’s indemnification and guarantee obligations with respect to approximately 390 KB Toys store leases and other real property, some or all of which may be rejected or materially modified in connection with the pending KB Toys bankruptcy proceedings, as well as other potential liabilities arising out of the KB Toys bankruptcy;

•	litigation risks and changes in laws and regulations, including changes in accounting standards and tax laws;

•	transportation and distribution delays or interruptions that adversely impact the Company’s ability to receive and/or distribute inventory;

•	the impact on transportation costs from the driver hours of service regulations adopted by the Federal Motor Carriers Safety Administration that became effective in January 2004;

•	the effect of fuel price fluctuations on the Company’s transportation costs and customer purchases;

•	interruptions in suppliers’ businesses;

•	the Company’s ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	the costs, interruptions, and problems associated with the implementation of, or failure to implement, new or upgraded systems and technology;

•	the effect of fluctuations in international freight rates and domestic transportation costs on the Company’s profitability;

•	delays and costs associated with building, opening, and modifying the Company’s distribution centers;

•	the Company’s ability to secure suitable new store locations under favorable lease terms;

•	the Company’s ability to successfully enter new markets;

•	delays associated with constructing, opening, and operating new stores;

•	the Company’s ability to attract and retain suitable employees; and

•	other risks described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), in its press releases, and in other communications.

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

OVERVIEW

Closeout retailers provide a service to manufacturers by purchasing excess product that generally results from production overruns, package changes, discontinued products, or returns. Closeout retailers also take advantage of generally low prices in the off-season by buying and warehousing seasonal and general merchandise for future sales. As a result of these lower costs of goods, closeout retailers can generally offer most merchandise at prices lower than those offered by traditional retailers.

The Company is the nation’s largest broadline closeout retailer. At October 30, 2004, the Company operated a total of 1,511 stores in 46 states with 1,465 stores under the name Big Lots and 46 stores under the name Big Lots Furniture. The following table compares the number of stores in operation at the beginning and end of the thirty-nine weeks ended October 30, 2004, and November 1, 2003.

	October 30,	November 1,
	2004	2003
Stores open at the beginning of the fiscal year	1,430	1,380
Stores opened during the period	98	67
Stores closed during the period	(17)	(23)

Stores open at the end of the period	1,511	1,424

The Company’s stores are known for their assortment of closeout merchandise. Certain core categories of merchandise are carried on a continual basis, although the specific brand-names offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, strengthening their role as dependable, one-stop shops for everyday needs. In addition, the stores feature consumables, seasonal items, including toys, for every major holiday, as well as a wide assortment of merchandise for the home, including furniture, home décor, and domestics.

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

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit facilities to fund seasonal working capital needs and has substantially repaid these seasonal borrowings during the fourth fiscal quarter. Due to the early termination of the Senior Notes (as defined in the Other Matters section) in the third quarter of fiscal year 2004, the Company expects to end fiscal year 2004 with borrowings outstanding under the 2004 Credit Agreement (as defined in the Other Matters section). Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors including the time of the year and the Company’s need to acquire merchandise inventory.

RECENT DEVELOPMENTS

Store Remodels and Conversions

During the third quarter of fiscal year 2004, the Company completed its fiscal year 2004 plan to remodel 66 stores and add a closeout swing area to another 62 stores primarily in the Nashville, Cincinnati, Detroit, St. Louis, Richmond (Virginia), and Tampa markets. Early in the third quarter of fiscal year 2004, the remaining four store remodels planned for this year were completed. The closeout swing area is located at the front of the store and features the newest and most compelling brand-name closeout merchandise the store has to offer. The selection can vary by store and items normally only last a few days before selling out or moving to their usual location in the store. Store remodeling costs in fiscal year 2004 have been similar to prior year costs at approximately $150,000 per store. As a result of new store openings and the remodeling of over 700 stores since fiscal year 1999, approximately 70% of the Company’s stores are consistent with current upgraded store standards.

Furniture and Distribution Facility Growth

The Company’s furniture expansion initiative for this year is complete with the addition of 223 new furniture departments, 91 in new stores and 132 in existing stores. During the third quarter of fiscal year 2004, 64 new furniture departments were added, 45 of which were in new stores and 19 of which were in existing stores. Also, additional square footage was allocated to 24 existing furniture departments by eliminating hanging apparel in those stores.

In an effort to further expand furniture nationally, the Company entered into a lease for a second furniture distribution center located in Redlands, California (the “Redlands DC”). The Redlands DC will support the Company’s anticipated growth of furniture on the West Coast. With the final elimination of hanging apparel departments completed in August 2004, a limited furniture offering was introduced in approximately 300 stores primarily located on the West Coast where selling square footage is at a premium. This furniture offering was designed to support approximately 700 selling square feet with a limited merchandise assortment consisting principally of ready to assemble furniture, futons, and lamps being shipped from the Redlands DC. At October 30, 2004, the Company had furniture departments in 1,366 of its closeout stores, including the limited furniture assortment on the West Coast and the addition of a net of 223 new furniture departments in fiscal year 2004. The Redlands DC will initially support the approximately 300 furniture departments located primarily on the West Coast and will eventually have the capacity to support approximately 500 furniture departments.

Construction of the Company’s fifth distribution center located in Durant, Oklahoma (the “Durant DC”), was completed in the first quarter of fiscal year 2004. The Durant DC began receiving merchandise in January 2004, began shipping merchandise in April 2004, and currently supports approximately 125 stores. The addition of this facility is expected to allow the Company’s current distribution infrastructure to support up to 1,750 stores, representing approximately the next four years of anticipated new store growth.

Other Matters

In May 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares, or 4.8% of the common shares outstanding, having an aggregate cost of $75.0 million with an average price paid per share of $13.82. The repurchased common shares were placed into treasury to be used for general corporate purposes including the issuance of stock with respect to the exercise of stock options.

In August 2004, Big Lots Capital, Inc. was established with its primary role to source merchandise outside of the Company’s customary branded closeout sourcing channels. These expanded sourcing channels are expected to include bankruptcies, liquidations, and insurance claims.

In October 2004, the Company repaid all amounts, including a make-whole premium, outstanding under and terminated all commitments related to the $204.0 million in senior notes privately placed in fiscal year 2001 (the “Senior Notes”) and its $300.0 million four-year secured credit agreement scheduled to mature in May 2005 (the “2001 Credit Agreement”). Also, in October 2004, the Company entered into a new $500.0 million unsecured credit agreement scheduled to mature in October 2009 (the “2004 Credit Agreement”) which replaced the 2001 Credit Agreement. The proceeds of the 2004 Credit Agreement were used to repay all amounts outstanding under the Senior Notes and the 2001 Credit Agreement.

In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers and assistant managers. This lawsuit was filed as a class action in the United States District Court for the Eastern District of Texas, Texarkana Division. At the time of filing this Quarterly Report on Form 10-Q, formal discovery has not begun and the Company cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in this lawsuit.

KB TOYS MATTERS

On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various, continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company will record a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. As discussed below, the Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy.

In connection with the sale of the KB Toys business, the Company received $258.0 million in cash and a 10-year note from HCC in the aggregate principal amount of $45.0 million. This note bears interest, on an in-kind basis, at the rate of 8.0% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share (“KB Warrant”). At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13.2 million. The estimated fair value of the HCC Note was based on several factors including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003, and February 2, 2002, the carrying value of the HCC Note was $16.1 million. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

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

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company had guarantee or indemnification obligations, as of October 30, 2004, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is required to continue to make lease payments with respect to all leases except those that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, the validity of the applicable guarantee, and the like. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. The Company engaged an independent real estate valuation firm to assist in the analysis of the Company’s potential liability with respect to the 90 guaranteed leases. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net after a $9.7 million tax benefit) to reflect its best estimate of this loss contingency.

On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores by January 31, 2005. As of October 30, 2004, the Company believes that KB has rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder claimed that a make-whole premium of approximately $1.5 million was also due and payable. On November 5, 2004, the Company satisfied its indemnity obligation with respect to the Pittsfield DC Note at a cost of $8.4 million. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential loss arising from the indemnification payment related to the Pittsfield DC Note. Based upon analysis of the information currently available, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $1.7 million (net after a $1.0 million tax benefit) to reflect its best estimate of the difference between the subrogation rights flowing from the indemnification payment and the appraised value of the Pittsfield DC.

The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. In its October 26, 2004, announcement, KB stated that it believed this would be the final round of store closings before its emergence from bankruptcy. Nevertheless, due to the nature of the KB bankruptcy, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. If additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to indemnify KB for tax losses generally related to the periods prior to the Company’s sale of KB. The Company had provided a loss contingency in this regard prior to KB’s Chapter 11 filing. If KB rejects the KB Stock Purchase Agreement, the Company would no longer be required to indemnify KB and, therefore, a significant portion of this loss contingency may not be needed. The Company is also reviewing the impact of bankruptcy claims recently filed by various taxing authorities on the tax loss contingency. The effect of that analysis could result in an adjustment to the tax loss contingency. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease or non-tax related indemnification obligations. At this time, management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

RESULTS OF OPERATIONS

The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percentage of net sales at the end of each quarter and year-to-date period.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	58.6	59.2	58.5

Gross profit	40.4	41.4	40.8	41.5
Selling and administrative expenses	40.5	39.5	39.1	39.0
Depreciation expense	2.6	2.4	2.4	2.3

Operating (loss) profit	(2.7)	(0.5)	(0.6)	0.2
Interest expense	1.4	0.4	0.8	0.4
Interest income	(0.0)	(0.0)	(0.0)	(0.0)

Loss before income taxes	(4.1)	(0.9)	(1.4)	(0.2)
Income tax benefit	(1.5)	(0.4)	(0.6)	(0.1)

Loss from continuing operations	(2.5)	(0.5)	(0.8)	(0.1)
Discontinued operations	(0.7)	(0.1)	(0.2)	(0.0)

Net loss	(3.2)%	(0.7)%	(1.1)%	(0.1)%

THIRTEEN WEEKS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003

Net Sales

Net sales increased to $980.0 million for the thirteen weeks ended October 30, 2004, compared to $948.1 million for the thirteen weeks ended November 1, 2003. This net sales increase of $31.9 million, or 3.4%, resulted primarily from an increase in new stores (net of store closings) and the addition of 223 new furniture departments, against a decline in comparable store sales of 1.4%. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. The comparable store sales decrease of 1.4% consisted of a 1.5% increase in the dollar value of the average transaction offset by a 2.9% decrease in the number of customer transactions. For the third quarter of fiscal year 2004, decreased customer traffic negatively impacted comparable store sales performance across most product categories.

The Company believes that future sales growth is dependent upon an increase in the number of customer transactions as well as an increase in the dollar value of the average basket. The following table summarizes the comparable store sales results for the thirteen week periods as well as comparable results in customer transactions and in the value of the average basket.

	October 30, 2004	November 1, 2003
Comparable store sales	(1.4)%	4.3%
Customer transactions	(2.9)%	2.3%
Value of the average basket	1.5%	2.0%

The following table details net sales by product category, net sales by product category as a percentage of total net sales, and the net sales change in dollars and percentage from the third quarter of fiscal year 2004 to the same period in fiscal year 2003 in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	October 30, 2004		November 1, 2003		Change
($ in thousands)
Consumables	$312,927	31.9%	$312,575	33.0%	$352	0.0%
Home	306,478	31.3	281,949	29.7	24,529	2.6
Seasonal and toys	138,333	14.1	139,927	14.8	(1,594)	(0.2)
Other	222,289	22.7	213,666	22.5	8,623	0.9

Net sales	$980,027	100.0%	$948,117	100.0%	$31,910	3.4%

Home includes furniture, domestics, and décor departments. The Other category primarily includes electronics, apparel, home maintenance, small appliances, and tools. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s financial performance.

Gross Profit

Gross profit increased to $396.2 million for the thirteen weeks ended October 30, 2004, compared to $392.2 million for the thirteen weeks ended November 1, 2003, an increase of $4.0 million, or 1.0%. Gross profit as a percentage of net sales decreased to 40.4% in the third quarter of fiscal year 2004 compared to 41.4% in the third quarter of the prior year. The gross profit rate decrease for the thirteen weeks is principally a result of slower initial sales of higher margin seasonal merchandise, including toys, compared to last year, and a slightly higher markdown rate due to lower than expected sales.

Selling and Administrative Expenses

Selling and administrative expenses increased to $396.8 million for the thirteen weeks ended October 30, 2004, compared to $374.5 million for the thirteen weeks ended November 1, 2003, an increase of $22.3 million, or 6.0%. As a percentage of net sales, selling and administrative expenses increased to 40.5% from 39.5% in the prior year third quarter.

The $22.3 million increase in selling and administrative expenses in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 was primarily attributable to increases in store occupancy costs of $6.4 million, store payroll costs of $4.4 million, health and insurance costs of $6.2 million, and distribution and transportation costs of $2.5 million. The increase in store occupancy and payroll costs is principally due to an increased number of new stores opened earlier in fiscal year 2004, compared to the same period of fiscal year 2003. The increase in distribution and transportation costs is primarily due to the opening of the Durant DC and higher transportation and fuel costs.

Distribution and transportation costs, which are included in selling and administrative expenses (see Note 2 to the Condensed Consolidated Financial Statements), increased $2.5 million to $56.1 million for the third quarter of fiscal year 2004 compared to $53.6 million for the third quarter of fiscal year 2003 as discussed above.

Depreciation Expense

Depreciation expense for the third quarter of fiscal year 2004 was $25.4 million compared to $22.4 million for the same period of fiscal year 2003. The $3.0 million increase is due to increased capital spending principally related to new store growth and the Durant DC.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $14.0 million for the thirteen weeks ended October 30, 2004, compared to $3.8 million for the thirteen weeks ended November 1, 2003, an increase of $10.2 million. Interest expense increased primarily due to the $8.9 million of debt prepayment charges incurred in connection with the early termination of the Senior Notes and the 2001 Credit Agreement as well as the capitalization of interest expense related to construction costs for the Durant DC in fiscal year 2003.

Discontinued Operations

See the KB Toys Matters section for further discussion.

Income Taxes

The effective tax rate for the thirteen weeks ended October 30, 2004, was 38.0%, compared to an effective tax rate of 39.5% for the same period in fiscal year 2003. This net decrease was primarily due to the decline in the anticipated mix of earnings and a decrease in the deferred tax asset valuation allowance offset by the effect of the change in anticipated level of earnings.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003

Net Sales

Net sales increased to $2,994.2 million for the thirty-nine weeks ended October 30, 2004, compared to $2,845.8 million for the thirty-nine weeks ended November 1, 2003. This net sales increase of $148.4 million, or 5.2%, resulted primarily from an increase in new stores (net of store closings) and the addition of 223 new furniture departments, as year-to-date comparable store sales for fiscal year 2004 were essentially flat at 0.6%. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. The comparable store sales increase of 0.6% consisted of an increase in the dollar value of the average basket of 2.2% and a 1.6% decrease in the number of customer transactions. Home, furniture, hardlines, and consumables posted the highest year-to-date comparable store sales increases.

The following table summarizes the comparable store sales increases for the thirty-nine week periods as well as comparable results in customer transactions and in the value of the average basket.

	October 30, 2004	November 1, 2003
Comparable store sales	0.6%	2.8%
Customer transactions	(1.6)%	1.5%
Value of the average basket	2.2%	1.3%

The following table details net sales by product category, net sales by product category as a percentage of total net sales, and the net sales change in dollar and percentage from the year-to-date period in fiscal year 2004 to the same period in fiscal year 2003 in accordance with the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	October 30, 2004		November 1, 2003		Change
($ in thousands)
Consumables	$946,984	31.6%	$904,001	31.8%	$42,983	1.5%
Home	884,218	29.5	801,845	28.2	82,373	2.9
Seasonal and toys	502,055	16.8	505,018	17.7	(2,963)	(0.1)
Other	660,918	22.1	634,910	22.3	26,008	0.9

Net sales	$2,994,175	100.0%	$2,845,774	100.0%	$148,401	5.2%

Home includes furniture, domestics, and décor departments. The Other category primarily includes electronics, apparel, home maintenance, small appliances, and tools. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s financial performance.

Gross Profit

Gross profit increased to $1,222.7 million for the thirty-nine weeks ended October 30, 2004, compared to $1,182.0 million in the first thirty-nine weeks of fiscal year 2003, an increase of $40.7 million or 3.4%. Gross profit as a percentage of net sales decreased to 40.8% in the first thirty-nine weeks of fiscal year 2004 compared to 41.5% in the first thirty-nine weeks of the prior year. The decline in the gross profit rate for the thirty-nine weeks is principally due to higher import freight rates and slightly higher markdown rates due to lower than expected sales.

Selling and Administrative Expenses

Selling and administrative expenses increased to $1,169.5 million for the thirty-nine weeks ended October 30, 2004, compared to $1,109.9 million for the thirty-nine weeks ended November 1, 2003, an increase of $59.6 million or 5.4%. As a percentage of net sales, year-to-date selling and administrative expenses for fiscal year 2004 increased slightly to 39.1% from 39.0% for the same period in the prior year.

The $59.6 million year-to-date increase in selling and administrative expenses was primarily attributable to increases in store payroll costs of $18.7 million, store occupancy costs of $16.4 million, distribution and transportation costs of $15.4 million, and $9.3 million in health and insurance costs, offset by a $10.5 million charge in fiscal year 2003 to settle purported class action lawsuits relating to the calculation of earned overtime wages for certain former and current associates in the state of California. The increase in store payroll and occupancy costs is principally due to an increased number of new stores opened earlier in fiscal year 2004, compared to the same period of fiscal year 2003. The increase in distribution and transportation costs is primarily due to the opening of the Durant DC and higher transportation and fuel costs.

For the thirty-nine weeks ended October 31, 2004, distribution and transportation costs, which are included in selling and administrative expenses (see Note 2 to the Condensed Consolidated Financial Statements), increased $15.4 million to $169.9 million compared to $154.5 million for the same period of fiscal year 2003 as discussed above.

Depreciation Expense

Year-to-date depreciation expense for fiscal year 2004 was $72.6 million compared to $65.1 million for the same period of fiscal year 2003. The $7.5 million increase is due to increased capital spending principally related to new store growth and the Durant DC.

Interest Expense

Interest expense, including the amortization of debt issuance costs, increased to $23.2 million for the thirty-nine weeks ended October 30, 2004, compared to $12.5 million for the thirty-nine weeks ended November 1, 2003, an increase of $10.7 million. Interest expense increased primarily due to the $8.9 million of debt prepayment charges incurred in connection with the early termination of the Senior Notes and the 2001 Credit Agreement as well as the capitalization of interest expense related to construction costs for the Durant DC in fiscal year 2003.

Discontinued Operations

See the KB Toys Matters section for further discussion.

Income Taxes

The effective tax rate for the thirty-nine weeks ended October 30, 2004, was 39.6% compared to an effective tax rate of 39.5% for the same period in fiscal year 2003. This increase in the tax benefit was primarily due to a 1.7% effect of job creation tax credits (settled and closed during the first fiscal quarter of 2004), offset by a 1.6% decrease in the effective tax rate compared to the same period of fiscal year 2003. The 1.6% decrease was primarily a result of a decline in the anticipated mix of earnings and a decrease in the deferred tax asset valuation allowance, partially offset by an increase in rate due to the effect of the change in anticipated level of earnings.

The Company anticipates that its tax rate for the fiscal year 2004 will be in a range of 36.0% to 37.2%. The range is lower than previously expected primarily due to a decrease in the anticipated mix of earnings, offset by the timing of the Welfare to Work and Work Opportunity tax credits and other updated information.

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

During the fourth quarter of fiscal year 2003, the Company received correspondence from the Congressional Joint Committee on Taxation that it had completed its consideration of the Internal Revenue Service (“IRS”) field examination report related to the IRS audit of the Company’s fiscal year 1997 through fiscal year 2000 consolidated income tax returns. The IRS and the Company have agreed that the Company can amend its fiscal year 1997 through fiscal year 2001 federal income tax returns primarily for roll-forward adjustments that resulted from prior IRS examinations. In the third quarter of fiscal year 2004, the examination of Mac Frugal’s Bargains Close-outs, Inc.’s consolidated tax returns for years prior to its acquisition by the Company was formerly closed. During fiscal year 2003, the Company had substantially resolved with the IRS the issues raised on this examination. Various state and local level income tax examinations were either substantially settled or closed during fiscal year 2003. In conjunction with the substantial resolution and closure of the aforementioned items, the Company reversed in fiscal year 2003 approximately $3.1 million in previously accrued federal and state income taxes relating to continuing operations and approximately $4.7 million relating to discontinued operations.

Years after fiscal year 2000 are also open to examination by the IRS. Various states also routinely audit the Company. The Company believes that it has adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to open years.

In November 2003, the IRS issued Revenue Ruling 2003-112 which clarified the definition of eligible employees for purposes of the Welfare to Work and Work Opportunity tax credits. During the third quarter of fiscal year 2004, the Company filed protective refund claims for its fiscal years 1994 through 2000 based on this ruling. Claims for fiscal years 2001 through 2003 will be filed at a later date but prior to the expiration of the statue of limitations. Because of the contingent nature of this claim, no tax benefit has been recorded for this item.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

On October 29, 2004, the Company paid all outstanding amounts and terminated all commitments related to the Senior Notes, and repaid all amounts outstanding and terminated all commitments under the 2001 Credit Agreement. Due to the early termination of the Senior Notes and the 2001 Credit Agreement, interest expense included debt prepayment charges of $8.9 million for the thirteen and thirty-nine weeks ended October 30, 2004. The Senior Notes carried a weighted-average yield of 8.2% and ranked pari passu with the 2001 Credit Agreement. The Senior Notes and 2001 Credit Agreement were collateralized by inventories. All security interests in the collateral were released when the Senior Notes and 2001 Credit Agreement were terminated.

Also on October 29, 2004, the Company entered into the 2004 Credit Agreement with a syndicate of lenders. The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts due under the 2001 Credit Agreement and the Senior Notes. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at October 30, 2004.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at October 30, 2004, was 2.7%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is affected by (i) cash inflows such as store cash, credit card settlements, and other miscellaneous deposits, and (ii) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At October 30, 2004, the total borrowings outstanding under the 2004 Credit Agreement were $371.1 million, which total amount was comprised of $350.0 million in revolving credit loans, $21.1 million in swing loans, and no bid loans. The borrowings outstanding under the 2004 Credit Agreement principally reflect the Company’s increased purchases of seasonal merchandise during the third quarter of fiscal year 2004 and those amounts used to terminate the Senior Notes. The borrowings available under the 2004 Credit Agreement, after taking into account outstanding letters of credit totaling $52.3 million, were $76.6 million at October 30, 2004.

The Company historically has drawn upon its credit facilities to fund seasonal working capital needs and has substantially repaid these seasonal borrowings during the fourth fiscal quarter. Due to the early termination of the Senior Notes, the Company expects borrowings and letters of credit during the fourth quarter of fiscal year 2004 to range between $75.0 million and $450.0 million, including borrowings and letters of credit outstanding in January 2005 ranging between $100.0 million and $175.0 million. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory.

Liquidity

The primary sources of liquidity for the Company have been cash flows from operations and, as necessary, borrowings under the 2001 Credit Agreement or the 2004 Credit Agreement, as applicable. At October 30, 2004, working capital was $760.5 million.

Cash flows used in operating activities were $164.0 million for the thirty-nine weeks ended October 30, 2004, and resulted primarily from an increase in inventories of $238.9 million and estimated income tax installments of $22.6 million included in other current assets, offset by an increase of $61.9 million in accounts payable and a $43.7 million net loss adjusted for depreciation and amortization. The Company believes the composition of inventory is appropriately positioned at October 30, 2004, for the holiday season.

Cash flows used in investing activities were primarily related to capital expenditures of $97.4 million for the thirty-nine weeks ended October 30, 2004, compared to capital expenditures of $127.8 million from the same period of fiscal year 2003. This $30.4 million decrease from the comparable period in fiscal year 2003 is principally related to the construction of the Durant DC during fiscal year 2003. Capital expenditures in fiscal year 2004 primarily relate to 98 new stores, 66 store remodels, completion of the Durant DC, and re-engineering of the Columbus, Ohio, distribution center (the “Columbus DC”). Capital expenditures in fiscal year 2003 were primarily related to the construction of the Durant DC, 67 new stores, and 211 store remodels. Capital expenditure requirements in fiscal year 2004 are anticipated to be approximately $115 to $120 million.

Cash flows provided by financing activities were $98.6 million for the thirty-nine weeks ended October 30, 2004, relating primarily to $893.9 million of borrowings offset by $726.8 million of repayments. Of the total borrowings and repayments, $204.0 million and $153.3 million were attributable to the early termination of the Senior Notes and the 2001 Credit Agreement, respectively. The Company also used $75.0 million for the share repurchase program during the second quarter of fiscal year 2004. The remaining borrowings and repayments were a result of activity associated with daily cash needs of the Company.

The $21.7 million decrease in cash paid for income taxes for the thirty-nine weeks ended October 30, 2004, is due to a decrease in federal income tax payments due to the year over year decrease in the April 15 extension payment for prior year income taxes and decreased estimated tax installments for current year taxes.

The Company continues to believe that it has, or, if necessary, has the ability to obtain, adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses, and development of new projects. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial condition, or results of operations of the Company.

CONTRACTUAL OBLIGATIONS

During the third quarter of fiscal year 2004, the Company terminated the Senior Notes and the 2001 Credit Agreement and entered into the 2004 Credit Agreement. The 2004 Credit Agreement matures in October 2009. Payments due under the 2004 Credit Agreement will be dependent upon several factors, including the applicable interest rate, the Company’s credit rating, and the principal amounts borrowed thereunder. See the Capital Resources and Liquidity section for more information on the 2004 Credit Agreement. The 2004 Credit Agreement was furnished as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2004.

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

Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends. Permanent markdowns are recorded as a gross profit reduction in the period of management’s decision to initiate price reductions with the intent not to return the price to regular retail. Promotional markdowns are recorded as a gross profit reduction in the period the merchandise is sold.

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

Property and equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Service lives are principally forty years for buildings and from three to fifteen years for other property and equipment. Depreciation expense is calculated from assets relating to the Company’s general office, stores and regional offices, information technology services, and distribution and transportation services.

Impairment. The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Impairment is recorded when assets are identified by the Company for disposal and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets are based on the discounted future cash flows.

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

Legal obligations. In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates, and adjustments to income could be required. The assumptions that are used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will, if material, record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

Cost of Sales. Cost of sales includes the cost of merchandise (including related inbound freight, duty, and commission), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies distribution and transportation costs as selling and administrative expenses. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include distribution and transportation costs in cost of sales.

Selling and Administrative Expenses. The Company includes store expenses (such as payroll and occupancy costs), distribution and transportation costs, advertising, buying, insurance, and overhead costs in selling and administrative expenses. Selling and administrative rates may not be comparable to those of other retailers that include distribution and transportation costs in cost of sales.

Discontinued operations. At October 30, 2004, the reserve for discontinued operations included management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB as part of its bankruptcy proceeding. See the KB Toys Matters section for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in the interest rates associated with the 2004 Credit Agreement. The Company does not expect changes in the interest rates to have a material adverse affect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that the interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse affect on the Company’s financial condition, results of operations, or liquidity.

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

Part II. Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 19, 2004, the Company publicly announced that its Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares over a twelve-month period. Pursuant to this authorization, the Company purchased 5,426,575 common shares in the second quarter of fiscal year 2004, thereby completing the repurchase program by July 31, 2004. No common shares were purchased during the quarter ended October 30, 2004.

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

BIG LOTS, INC.
Dated: December 6, 2004	By:	/s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and Chief Financial Officer