Form 10-K
period 2005-01-29
BIG LOTS INC
filed 2005-04-18
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005
Commission file number 1-8897

BIG LOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio	43228-5311
(Address of principal executive offices)	(Zip Code)

(614) 278-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares $.01 par value	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X] No [  ]

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,369,048,272 on July 31, 2004 (based on the closing price of the Registrant’s Common Shares on that date as reported on the New York Stock Exchange).

The number of Registrant’s Common Shares outstanding as of April 8, 2005 was 113,561,441.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

PART I

ITEM 1.	BUSINESS

The Company

On May 15, 2001, Consolidated Stores Corporation, a Delaware corporation (“Consolidated (Delaware)”), was merged (the “Merger”) with and into Big Lots, Inc., an Ohio corporation and a wholly owned subsidiary of Consolidated (Delaware). Big Lots, Inc. was formed in 2001 as a vehicle to effect the change of the state of incorporation of Consolidated (Delaware) from Delaware to Ohio through the Merger.

Each common share, par value $0.01 per share, of Consolidated (Delaware) was converted into one common share, par value $0.01 per share, of Big Lots, Inc. automatically as a result of the Merger. By virtue of the Merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated (Delaware). Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Big Lots, Inc. common shares are deemed to be registered under the Exchange Act.

Big Lots, Inc. manages its business on the basis of one segment: broadline closeout retailing. Its principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and its telephone number is (614) 278-6800. All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. All of the Company’s operations were located within the United States of America at January 29, 2005, and January 31, 2004.

The Company is the nation’s largest broadline closeout retailer. At January 29, 2005, the Company operated a total of 1,502 stores in 46 states with 1,459 stores under the name Big Lots and 43 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both new and existing markets. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, and Wisconsin Toy, with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

Associates

At January 29, 2005, the Company had 46,241 active associates comprised of 18,623 full-time and 27,618 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 51,740 in fiscal year 2004. Approximately 60% of the associates employed throughout the year are employed on a part-time basis. The relationship with the associates is considered to be good and the Company is not a party to any labor agreements.

Closeout Retailing

Closeout retailers provide a service to manufacturers by purchasing excess product that generally results from production overruns, packaging changes, discontinued products, or returns. As a result of the lower purchase cost, closeout retailers can generally offer most merchandise at prices lower than those offered by traditional retailers.

Retail Operations

The following table compares the number of stores in operation at the beginning and end of each of the prior five fiscal years:

	Fiscal Year
	2004	2003	2002	2001	2000 (1)
Stores open at the beginning of the fiscal year	1,430	1,380	1,335	1,290	1,230
Stores opened during the fiscal year	103	86	87	78	83
Stores closed during the fiscal year	(31)	(36)	(42)	(33)	(23)
Stores open at the end of the fiscal year	1,502	1,430	1,380	1,335	1,290

(1)	Fiscal year 2000 is exclusive of the KB Toys business which the Company divested pursuant to a Stock Purchase Agreement dated December 7, 2000, between Big Lots Stores, Inc. and KB Acquisition Corp.

The Company’s stores are known for their wide assortment of closeout merchandise. Certain core categories of merchandise, such as consumables, hardlines, and toys, are carried on a continual basis, although the specific brand-names offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, which the Company believes strengthens its role as a dependable, one-stop shop for everyday needs. In addition, the stores feature seasonal items for every major holiday, as well as a wide assortment of merchandise for the home, including furniture, home décor, and domestics.

The following table details the store locations at January 29, 2005:

Alabama	35	Maine	3	Ohio	138
Arizona	31	Maryland	12	Oklahoma	22
Arkansas	11	Massachusetts	14	Oregon	11
California	190	Michigan	50	Pennsylvania	60
Colorado	22	Minnesota	9	South Carolina	28
Connecticut	7	Mississippi	16	Tennessee	48
Delaware	2	Missouri	27	Texas	113
Florida	112	Montana	2	Utah	13
Georgia	63	Nebraska	4	Virginia	43
Idaho	6	Nevada	13	Vermont	2
Illinois	46	New Hampshire	7	Washington	18
Indiana	54	New Jersey	9	West Virginia	24
Iowa	10	New Mexico	12	Wisconsin	21
Kansas	12	New York	47	Wyoming	2
Kentucky	44	North Carolina	59	Total stores	1,502
Louisiana	27	North Dakota	3	Number of states	46

A large number of stores operate profitably in relative close proximity. For example, 553 of the total 1,502 stores operate in four states: California, Ohio, Texas, and Florida. The Company believes substantial opportunities exist to increase the store base in new and existing markets.

Wholesale Operations

The Company also sells wholesale merchandise which is generally obtained through the same or shared opportunistic purchases as the retail operations. Marketing of wholesale merchandise is conducted primarily at trade shows, by mailings to past and potential customers, and through the Company’s wholesale Web site at www.biglotswholesale.com. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, distributors, liquidators, and wholesalers.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. The shipping terms on wholesale sales are generally free on board (“FOB”) origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

Purchasing

An integral part of the Company’s business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. The Company believes that it has built strong relationships with many brand-name manufacturers and has capitalized on its purchasing power in the closeout marketplace to source merchandise that provides exceptional value to its customers. The Company has the ability to source and purchase significant quantities of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. In August 2004, Big Lots Capital, Inc., a wholly owned subsidiary, was established with its primary role to source merchandise outside of the Company’s customary brand-name closeout sourcing channels. These expanded sourcing channels are expected to include bankruptcies, liquidations, and insurance claims. The Company supplements its traditional brand-name closeout purchases with various direct import and domestically sourced merchandise items in categories such as furniture, home décor, and seasonal. The Company expects that the unpredictability of the retail and manufacturing environment coupled with its dominant purchasing power position will continue to enhance its ability to source quality closeout merchandise at competitive prices.

The Company has a buying team with extensive closeout purchasing experience, which the Company believes has enabled it to develop successful long-term relationships with many of the largest and most recognized manufacturers in the United States. The Company believes that, as a result of these relationships and its experience and reputation in the closeout industry, many manufacturers offer inventory opportunities to the Company prior to attempting to dispose of their merchandise through other channels.

The Company’s merchandise is purchased from domestic and foreign suppliers that provide the Company with multiple sources for each product category. In fiscal year 2004, the Company’s top ten vendors accounted for 12.4% of total purchases (at cost) with no single vendor accounting for more than 1.8% of the aggregate.

The Company purchases approximately 30% of its product directly from overseas suppliers, of which approximately 25% is purchased from manufacturers located in China. Additionally, a significant amount of its domestically purchased merchandise is also manufactured abroad. As a result, a significant portion of the Company’s merchandise supply is subject to certain risks including increased import duties and more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices. While the Company believes that alternative domestic and foreign sources could supply merchandise to the Company, an interruption or delay in supply from the Company’s foreign sources, or the imposition of additional duties, taxes, or other charges on these imports, could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Warehouse and Distribution

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and efficiently. The Company positions its distribution facilities to enable quick turn of time-sensitive product while attempting to minimize transportation costs and miles from distribution facilities to stores. The majority of the merchandise sold by the Company is received and processed for retail sale, as necessary, and distributed to the retail locations from Company-operated warehouse and distribution facilities.

After substantially completing the construction of a closeout distribution center in Durant, Oklahoma (the “Durant DC”) in fiscal year 2003, the Company began shipping merchandise to stores from this facility in April 2004 and is currently servicing 132 stores from this facility. The re-engineering of the Company’s Columbus, Ohio closeout distribution center (the “Columbus DC”) is expected to improve both productivity and reliability and be completed in fiscal year 2005.

In an effort to expand the Company’s furniture presence in the western regions of the country, the Company opened a furniture distribution facility in Redlands, California (the “Redlands DC”) in fiscal year 2004. The Company began shipping merchandise from this facility in September 2004 to approximately 300 stores.

For a further discussion of the warehouse and distribution facilities, refer to the Warehouse and Distribution section under Item 2 in this Annual Report on Form 10-K.

Advertising and Promotion

The Company’s advertising and promotion program in fiscal year 2004 was designed to continue to build awareness of the Big Lots® brand and highlight the broad range of quality, brand-name merchandise available at closeout prices, which the Company believes provides customers a unique shopping experience, as well as value. The Company uses a variety of marketing approaches through television and print to promote its stores and grand openings to the public. These approaches may vary by market and by season.

In the interest of expanding the customer base and increasing the Company’s overall level of top-of-mind brand awareness, national television advertising began in March 2003, featuring 25 weeks of coverage with all stores in all markets benefiting from television advertising for the first time in the Company’s history. Prior to fiscal year 2003, the Company focused on local or spot television advertising that eventually reached a high of 850 stores, or approximately two-thirds of the total store base, with television advertising coverage. In fiscal year 2004, the Company launched a new series of nine 30-second national television advertising commercials covering all stores in all markets.

For fiscal year 2005, the Company expects television advertising to be consistent with fiscal year 2004. Nine new commercials are planned to continue to leverage the Company’s single brand and to increase consumer brand awareness. Fiscal year 2005 television costs as a percent of total net sales are expected to remain relatively flat to fiscal year 2004.

The marketing program also utilizes printed advertising circulars in all markets. In fiscal year 2004, the Company distributed approximately 41 million multi-page circulars per week for 25 weeks. The method of distribution included a combination of newspaper insertions and direct mail. These circulars were designed by the Company and were distributed regionally to take advantage of market differences caused by product availability, climate, and customer preferences. Each circular generally featured 35 to 50 products. In fiscal year 2005, the Company expects to distribute circulars 24 weeks of the year. In addition, store promotions, including window signs, pre-recorded periodic loudspeaker announcements, and in-store signage emphasize special bargains and significant values offered to customers.

Over the past five fiscal years, total advertising expense as a percentage of total net sales has ranged from 2.3% to 2.7%. In fiscal year 2004, including costs related to national television advertising, advertising expense as a percentage of total net sales was 2.3%.

The Company utilizes trademarks, service marks, and other intangible assets in its retail operations. This intellectual property is generally owned by an intellectual property protection subsidiary that is wholly owned and is included in the consolidated results of the Company. The Company considers its intellectual property to be among its most valuable assets and, where applicable, has registered or has applications pending with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

Seasonality

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of television and circular advertising, and the timing of certain holidays. The Company purchases substantial amounts of inventory in the third fiscal quarter and incurs higher shipping costs and higher payroll costs in anticipation of the increased sales activity during the fourth fiscal quarter.

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit facilities to fund seasonal working capital needs and has substantially repaid these seasonal borrowings during the fourth fiscal quarter. Due to the termination in fiscal year

2004 of the $204.0 million in senior notes privately placed in fiscal year 2001 (the “Senior Notes”), the Company expects that it will maintain borrowings under its $500.0 million unsecured credit facility entered into in fiscal year 2004 (the “2004 Credit Agreement”) throughout fiscal year 2005. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of the year and the Company’s need to acquire merchandise inventory.

Competitive Conditions

All aspects of the retailing industry are highly competitive. The Company competes with discount stores (such as Wal-Mart® and Target®), dollar stores, deep discount drugstore chains, arts and crafts retailers, and other value-oriented retailers. Certain of the Company’s competitors have greater financial, distribution, marketing, and other resources than the Company.

The Company relies on buying opportunities from both existing and new sources, for which it competes with other retailers and wholesalers. The Company believes its longstanding relationships with suppliers competitively positions it to seek new sources to maintain an adequate and continuing supply of quality closeout merchandise at competitive prices.

Available Information

The Company makes available, free of charge, through its Web site (www.biglots.com) under the “Investor Relations — Financial Information — SEC Filings” caption, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

In this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The SEC allows the Company to disclose important information by referring to it in this manner.

On or about April 25, 2005, the 2005 Proxy Statement will be set forth on the Company’s Web site (www.biglots.com) under the “Investor Relations — Financial Information — SEC Filings” caption.

Information relating to corporate governance of the Company, including: Corporate Governance Standards; charters of the Board’s Audit, Nominating and Compensation, and Corporate Governance Committees; the Company’s Code of Business Conduct and Ethics; the Company’s Code of Ethics for Financial Professionals; the Chief Executive Officer and Chief Financial Officer certifications related to the Company’s SEC filings; the means by which shareholders may communicate with the Company’s Board; and transactions in the Company’s securities by its directors and executive officers may be found on the Company’s Web site (www.biglots.com) under the “Investor Relations — Governance” caption. The Company’s Code of Business Conduct and Ethics is applicable to all of the Company’s associates, including the directors, the principal executive officer, the principal financial officer, and the principal accounting officer. The Company’s Code of Ethics for Financial Professionals for its Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein), contains provisions specifically applicable to the individuals serving in those positions. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors and executive officers) and to the Code of Ethics for Financial Professionals at this location on its Web site. The Company will provide any of the foregoing information without charge upon written request to the Company’s Corporate Secretary. The contents of the Company’s Web sites are not part of this report.

ITEM 2.	PROPERTIES

Retail Operations

The Company’s stores are located in the United States, predominantly in strip shopping centers. Approximately 98% of stores range in size from 10,000 to 50,000 gross square feet with an average store size of approximately 28,600 gross square feet, of which an average of 20,600 square feet is selling square feet. The average cost to open a new store in a leased facility during fiscal year 2004 was approximately $900,000, including inventory.

With the exception of 53 owned store sites, all stores are leased. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, common area maintenance (“CAM”), and property insurance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales exceed a specified level. The typical lease is for an initial term of five to ten years with multiple five-year renewal options. Approximately 60 store leases have sales termination clauses which can result in the Company exiting a location at its option if certain sales volume results are not achieved as indicated in the agreed upon lease conditions.

Store lease expirations, exclusive of month-to-month leases and owned locations, at January 29, 2005, were as follows:

Fiscal Year:
2005	200
2006	256
2007	227
2008	236
2009	244
Thereafter	326
Total	1,489

Warehouse and Distribution

At January 29, 2005, the Company operated warehouse and distribution facilities strategically placed across the United States totaling 10,183,300 square feet. The Company’s primary warehouse and distribution facilities are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. The facilities utilize advanced warehouse management technology, which enables high accuracy and efficient product processing from vendors to the retail stores. The combined output of the Company’s facilities is approximately 2.6 million cartons per week.

The number of owned and leased warehouse and distribution facilities and the corresponding square footage of the facilities by state at January 29, 2005, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	2	2	4	3,559	731	4,290
California	1	1	2	1,423	467	1,890
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Total	6	3	9	8,985	1,198	10,183

Construction of the Durant DC was substantially completed in late fiscal year 2003. The Durant DC began receiving merchandise in January 2004 and began shipping merchandise in April 2004. This facility is expected to allow the Company’s current distribution infrastructure to support up to 1,750 stores, which represents the total of the Company’s current fleet of stores and approximately the next four years of anticipated net new store growth.

In an effort to further expand its sales in the furniture category nationally, on April 26, 2004, the Company entered into a lease for the Redlands DC in order to support the Company’s growth of furniture in the western regions of the country. With the final elimination of hanging apparel, a limited furniture merchandise offering was introduced in approximately 300 stores primarily located on the West Coast where store size tends to be smaller than the Company’s average store size and selling square footage is at a premium. The Redlands DC is currently supporting the furniture distribution to the majority of these 300 stores and has the capacity to support up to 500 stores.

Additionally, the Company owns perishable merchandise stored in and distributed from third party warehouses. As necessary, the Company leases additional temporary warehouse space throughout the year to support its warehousing and distribution requirements.

ITEM 3.	LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, refer to Note 3 (KB Toys Matters) and Note 5 (Commitments and Contingencies) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers at January 29, 2005, were as follows:

Name	Age	Current Office	Executive Since
Michael J. Potter	43	Chairman, Chief Executive Officer and President	1991
John C. Martin	54	Executive Vice President, Merchandising	2003
Donald A. Mierzwa	54	Executive Vice President, Store Operations	1998
Brad A. Waite	47	Executive Vice President, Human Resources, Loss Prevention, Real Estate and Risk Management	1998
Joe R. Cooper	47	Senior Vice President and Chief Financial Officer	2000
Charles W. Haubiel II	39	Senior Vice President, General Counsel and Corporate Secretary	1999
Kent A.W. Larsson	60	Senior Vice President, Marketing	1998
Anita C. Elliott	40	Vice President, Controller	2001
Timothy A. Johnson	37	Vice President, Strategic Planning and Investor Relations	2004

Michael J. Potter was promoted to Chief Executive Officer and President in June 2000. Mr. Potter was appointed Chairman of the Board of Directors in August 2000. Mr. Potter joined the Company in 1991 as Vice President and Controller and was later promoted to Senior Vice President and Chief Financial Officer. In 1998, he was promoted to Executive Vice President and assumed the additional responsibilities for Distribution and Information Services.

John C. Martin is responsible for the Company’s merchandising, merchandise planning, and allocation. Prior to joining the Company in 2003, Mr. Martin was the President of Garden Ridge, an arts and crafts retailer, and previously served as President and Chief Operating Officer of Michaels Stores, an arts and crafts retailer, and President, Retail Stores Division of OfficeMax.

Donald A. Mierzwa is responsible for the Company’s store operations, including store standards, customer service, personnel development, and program implementation and execution. Mr. Mierzwa has been with the Company since 1989 and has served as Executive Vice President of Store Operations since 1999.

Brad A. Waite is responsible for human resources, loss prevention, real estate, risk management, and administrative services. Mr. Waite joined the Company in 1988 as Director of Employee Relations and held various Human Resource management and senior management positions prior to his promotion to Executive Vice President in July 2000.

Joe R. Cooper is responsible for the Company’s finance functions. He oversees treasury, tax and investor relations, as well as the reporting, planning and control functions of the business. Mr. Cooper joined the Company as Vice President, Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President, Treasurer. Prior to joining the Company, Mr. Cooper held various financial and accounting positions with Bath & Body Works, a specialty retailer, KinderCare Learning Centers, Inc., The Limited, Inc., and KPMG Peat Marwick LLP.

Charles W. Haubiel II is responsible for the Company’s legal affairs. He was promoted to Senior Vice President, General Counsel, and Corporate Secretary in November 2004. Mr. Haubiel joined the Company in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel, and Assistant Secretary in 1999 and to Vice President, General Counsel, and Corporate Secretary in 2000. Prior to joining the Company, Mr. Haubiel practiced law with the law firm of Vorys, Sater, Seymour and Pease LLP.

Kent A.W. Larsson is responsible for marketing, merchandise presentation, sales promotion, and public relations. Mr. Larsson joined the Company in 1988 as Vice President, Sales Promotion and held various senior management positions in merchandising and marketing prior to his current position.

Anita C. Elliott is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable and inventory control. She joined the Company as Vice President, Controller in May 2001. Prior to joining the Company, Ms. Elliott served as Controller for Jitney-Jungle Stores of America, Inc., a grocery retailer. She also practiced public accounting for twelve years, a portion of which was with Ernst & Young LLP.

Timothy A. Johnson is responsible for the Company’s strategic planning and investor relations functions. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined the Company in 2000 as Director of Strategic Planning. Prior to joining the Company, Mr. Johnson held various financial and accounting positions with Structure, a clothing retailer, and Coopers & Lybrand LLP.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “BLI”. The following table reflects the high and low sales prices per common share as reported on the NYSE composite tape for the fiscal periods indicated:

	Fiscal Year
	2004		2003
	High	Low	High	Low
First Quarter	$15.61	$13.42	$13.07	$9.92
Second Quarter	15.62	12.22	16.24	11.52
Third Quarter	13.27	11.05	18.39	14.13
Fourth Quarter	13.26	10.62	15.25	12.89

The Company has followed a policy of reinvesting available cash in the business and historically has not paid dividends. Currently, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors taking into account business conditions then existing, including the Company’s earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

In May 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares having an aggregate cost of $75.0 million with an average price paid per share of $13.82. All such repurchases were made by the Company prior to the fourth quarter of fiscal year 2004. The repurchased common shares were placed into treasury and are expected to be used for general corporate purposes including the issuance of shares for employee benefits, the exercise of stock options, and the issuance of restricted shares.

As of March 25, 2005, there were 1,312 registered holders of record of the Company’s common shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following statements of operations and balance sheet data have been derived from the Company’s Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included herein.

	Fiscal Year (a)(b)
	2004	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (c)(d) (Restated)
(In thousands, except per share amounts and store counts)
Net sales	$4,375,072	$4,174,383	$3,868,550	$3,433,321	$3,277,088
Cost of sales	2,597,635	2,428,024	2,236,633	2,092,183	1,891,345
Gross profit	1,777,437	1,746,359	1,631,917	1,341,138	1,385,743
Selling and administrative expenses	1,605,673	1,523,913	1,400,986	1,297,710	1,136,981
Depreciation expense	104,239	93,703	85,690	71,950	64,455
Operating profit (loss)	67,525	128,743	145,241	(28,522)	184,307
Interest expense	24,845	16,443	20,954	20,489	23,557
Interest income	(618)	(1,061)	(843)	(287)	(610)
Income (loss) from continuing operations before income taxes	43,298	113,361	125,130	(48,724)	161,360
Income tax expense (benefit)	12,887	23,421	49,397	(19,262)	63,759
Income (loss) from continuing operations	30,411	89,940	75,733	(29,462)	97,601
(Loss) income from discontinued operations	(6,648)	(9,720)	—	8,480	(478,976)
Net income (loss)	$23,763	$80,220	$75,733	$(20,982)	$(381,375)
Income (loss) per common share — basic:
Continuing operations	$0.27	$0.77	$0.65	$(0.25)	$0.88
Discontinued operations	(0.06)	(0.08)	—	0.07	(4.30)
	$0.21	$0.69	$0.65	$(0.18)	$(3.42)
Income (loss) per common share — diluted:
Continuing operations	$0.27	$0.77	$0.65	$(0.25)	$0.87
Discontinued operations	(0.06)	(0.09)	—	0.07	(4.26)
	$0.21	$0.68	$0.65	$(0.18)	$(3.39)
Weighted-average common shares outstanding:
Basic	114,281	116,757	115,865	113,660	111,432
Diluted	114,801	117,253	116,707	113,660	112,414
Balance sheet data:
Total assets	$1,733,584	$1,800,543	$1,655,571	$1,470,281	$1,527,873
Working capital	622,269	718,620	654,626	555,719	696,828
Long-term obligations	159,200	204,000	204,000	204,000	268,000
Shareholders’ equity	$1,075,490	$1,108,779	$1,020,088	$922,533	$923,560
Store data:
Total gross square footage	42,975	40,040	37,882	35,528	33,595
Total selling square footage	30,943	29,019	27,593	26,020	24,641
Stores opened during the fiscal year	103	86	87	78	83
Stores closed during the fiscal year	(31)	(36)	(42)	(33)	(23)
Stores open at end of the fiscal year	1,502	1,430	1,380	1,335	1,290

(a)	References throughout this document to fiscal years 2004, 2003, 2002, 2001, and 2000 refer to the fiscal years ended January 29, 2005; January 31, 2004; February 1, 2003; February 2, 2002; and February 3, 2001, respectively.

(b)	For information relating to the restatement, refer to Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)	The fiscal year ended February 3, 2001, is comprised of 53 weeks.

(d)	Exclusive of the KB Toys business which the Company divested pursuant to a Stock Purchase Agreement dated as of December 7, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements for Purposes of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company wishes to take advantage of the “safe harbor” provisions of the Act.

This report, as well as other verbal or written statements or reports made by or on the behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Act. By their nature, all forward-looking statements involve risks and uncertainties. Statements, other than those based on historical facts, which address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations, future earnings, store openings and new market entries, anticipated inventory turn, and other similar matters, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” and similar expressions generally identify forward-looking statements. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although the Company believes the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, actual events and results may materially differ from anticipated results described in such statements.

The Company’s ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect the Company’s business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

•	the Company’s ability to source and purchase merchandise on favorable terms;

•	interruptions and delays in merchandise supply from the Company’s and its vendors’ foreign and domestic sources;

•	risks associated with purchasing, directly or indirectly, merchandise from foreign sources, including increased import duties and taxes, imposition of more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices;

•	the ability to attract new customers and retain existing customers;

•	the Company’s ability to establish effective advertising, marketing, and promotional programs;

•	economic and weather conditions which affect buying patterns of the Company’s customers;

•	changes in consumer spending and consumer debt levels;

•	the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies;

•	continued availability of capital and financing on favorable terms;

•	competitive pressures and pricing pressures, including competition from other retailers;

•	the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for noncompliance);

•	significant interest rate fluctuations and changes in the Company’s credit rating;

•	the creditworthiness of the purchaser of the Company’s former KB Toys business;

•	the Company’s indemnification and guarantee obligations with respect to approximately 390 KB Toys store leases and other real property leases, some or all of which may be rejected or materially modified in connection with the pending KB Toys bankruptcy proceedings, as well as other potential costs arising out of the KB Toys bankruptcy;

•	litigation risks and changes in laws and regulations, including changes in accounting standards, the interpretation and application of accounting standards, and tax laws;

•	transportation and distribution delays or interruptions that adversely impact the Company’s ability to receive and/or distribute inventory;

•	the impact on transportation costs from the driver hours of service regulations adopted by the Federal Motor Carriers Safety Administration that became effective in January 2004;

•	the effect of fuel price fluctuations on the Company’s transportation costs and customer purchases;

•	interruptions in suppliers’ businesses;

•	the Company’s ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	the costs, interruptions, and problems associated with the implementation of, or failure to implement, new or upgraded systems and technology;

•	the effect of international freight rates and domestic transportation costs on the Company’s profitability;

•	delays and costs associated with building, opening, and modifying the Company’s distribution centers;

•	the Company’s ability to secure suitable new store locations under favorable lease terms;

•	the Company’s ability to successfully enter new markets;

•	delays associated with constructing, opening, and operating new stores;

•	the Company’s ability to attract and retain suitable employees; and

•	other risks described from time to time in the Company’s filings with the SEC, in its press releases, and in other communications.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this report, or to update them to reflect events or circumstances occurring after the date of this report, or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its public announcements and SEC filings.

Overview

The discussion and analysis presented below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein.

Business Operations

The Company is the nation’s largest broadline closeout retailer. At January 29, 2005, the Company operated a total of 1,502 stores in 46 states with 1,459 stores under the name Big Lots and 43 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company believes that the combination of its strengths make it a low-cost value retailer well positioned for continued growth. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

The following table compares components of the Consolidated Statements of Operations of the Company as a percentage of net sales:

	Fiscal Year
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4	58.2	57.8
Gross profit	40.6	41.8	42.2
Selling and administrative expenses	36.7	36.5	36.2
Depreciation expense	2.4	2.2	2.2
Operating profit	1.5	3.1	3.8
Interest expense	0.5	0.4	0.5
Interest income	(0.0)	(0.0)	(0.0)
Income from continuing operations before income taxes	1.0	2.7	3.3
Income tax expense	0.3	0.6	1.3
Income from continuing operations	0.7	2.1	2.0
Loss from discontinued operations	(0.2)	(0.2)	0.0
Net income	0.5%	1.9%	2.0%

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit being realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of television and circular advertising, and the timing of certain holidays. The Company purchases substantial amounts of inventory and incurs higher shipping costs and higher payroll costs in the third fiscal quarter in anticipation of the increased sales activity during the fourth fiscal quarter.

The following table sets forth the seasonality of net sales and operating profit by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2004
Net sales percentage of full year	23.3%	22.7%	22.4%	31.6%
Operating profit (loss) as a percentage of full year — restated (a)	20.1	(12.2)	(40.0)	132.1

Fiscal Year 2003
Net sales percentage of full year	22.7%	22.8%	22.7%	31.8%
Operating profit (loss) as a percentage of full year — restated	16.0	(7.7)	(4.1)	95.8

Fiscal Year 2002
Net sales percentage of full year	23.4%	22.7%	22.4%	31.5%
Operating profit (loss) as a percentage of full year — restated	17.0	6.8	(2.4)	78.6

(a)	The first, second, and third quarters of fiscal year 2004 are restated for certain lease accounting corrections.

Store Remodels and Conversions

In conjunction with the Company’s initiative to change its name to Big Lots and operate under one brand name, approximately 430 stores were remodeled during fiscal years 2001 and 2002, including 380 stores previously operating under the names Odd Lots, MacFrugal’s, and Pic ‘N’ Save, and 54 existing Big Lots stores located in conversion markets. As of the end of fiscal year 2002, all stores were operating under the Big Lots name. The Company believes that Big Lots is its most recognizable brand name, and this change offers numerous opportunities to increase brand awareness among customers, suppliers, investors, and the general public. The Company believes the conversion also allows it to efficiently leverage a single brand name through television advertising and other advertising programs.

In connection with this conversion and remodeling process, the Company made certain improvements to the converted sites. The improvements varied by location and included, among other things, painting, lighting retrofits, new signage (interior and exterior) and advertising, new flooring, and updated restrooms. In fiscal year 2003, the Company remodeled 211 stores. These remodels included similar improvements and, in addition, included new fixtures and a new merchandise layout. In fiscal year 2004, the Company remodeled 66 stores in 12 markets. The Company also added a closeout swing area to another 74 stores. The closeout swing area is located at the front of the store and features the newest and most compelling brand-name closeout merchandise the store has to offer. The selection can vary by store, and items normally only last about a week before selling out or moving to their natural location in the store.

In the last four years, the Company has remodeled over 700 stores. Based on the number of stores remodeled in the last four years, the Company estimates approximately 75% of its stores have either been remodeled or opened as new stores in the last six years. The average cost of the improvements for converted and remodeled stores was approximately $0.1 million per store during fiscal years 2001 through 2004.

Furniture and Distribution Facility Growth

During fiscal year 2004, the Company added 224 furniture departments (net of closed departments), ranging in size from 2,000 to 5,000 square feet. The furniture category has grown over the last nine years to a level representing 12.5% of the Company’s net sales in fiscal year 2004 compared to 12.1% in fiscal year 2003. The Company operated 1,069 furniture departments within existing closeout stores at the end of fiscal year 2004, in addition to 43 freestanding furniture stores.

In an effort to expand the Company’s furniture presence, the Redlands DC was opened in fiscal year 2004. This facility began shipping merchandise in September 2004 to approximately 300 stores principally in the western regions of the country. The majority of these stores support approximately 700 selling square feet of furniture with a limited merchandise assortment consisting principally of ready-to-assemble furniture, futons, and lamps. With the expansion of furniture departments in the West and a selection of ready-to-assemble furniture in 295 stores, the Company offered a furniture assortment in 1,364 of its 1,459 closeout stores as of the end of fiscal year 2004.

Restatement of Previously Issued Consolidated Financial Statements

In light of views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005, the Company reviewed its accounting practices for operating leases.

Under the requirements of the Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent expense should be amortized on a straight-line basis over the term of the lease. In prior periods, the Company had determined that the term of the lease began on the earlier of the commencement date of the lease or the store opening date, rather than at the time the Company took physical possession of the property to start construction of leasehold improvements. This had the effect of excluding the construction period of the stores from the straight-line rent calculation. The Company has corrected its accounting policy to begin the lease term at the possession date. The Company has restated its previously reported financial statements to correct its accounting to include construction periods in store operating leases.

In addition, under FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. The Company had previously classified tenant allowances as a reduction to property and equipment instead of as a deferred lease credit on the Consolidated Balance Sheets. As a result, the Company also amortized the deferred lease credit over the asset life instead of over the lease term and reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense and reflected tenant allowances as a reduction of capital expenditures within investing activities instead of a change in operating activities in the Consolidated Statements of Cash Flows. The Company reassessed this accounting policy and has corrected its accounting policy to treat lease incentives received as a deferred liability amortized over the lease term. The Company has also restated the previously reported Consolidated Financial Statements to properly account for tenant allowances.

Subsequent to the issuance of the Company’s fiscal 2003 financial statements, the Company’s management determined that investments in certain mutual funds and company stock associated with a non-qualified deferred compensation plan were incorrectly presented as cash instead of non-current assets and treasury stock on the Consolidated Balance Sheet. Furthermore, the corresponding deferred compensation liability was incorrectly presented as a current liability instead of a non-current liability and the acquisition of treasury stock was incorrectly presented as a component of operating activity instead of financing activity in the Consolidated Statements of Cash Flows.

The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period; however, the cumulative effect of these corrections is material to the fourth quarter of fiscal year 2004. As a result, the Company has recorded the cumulative effect as of fiscal year 2000, and has restated the Consolidated Balance Sheet at January 31, 2004, and the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K. The Company has restated the quarterly financial information for fiscal year 2002, fiscal year 2003, and the first three quarters of fiscal year 2004 included in this Annual Report on Form 10-K. The Company has restated the applicable financial information for fiscal years 2000, 2001, 2002, and 2003 in Item 6 Selected Financial Data. The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Annual Report on Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The restatement primarily resulted in a decrease to net income of $1.0 million and $0.8 million in fiscal years 2003 and 2002, respectively. The restatement did not impact income (loss) from discontinued operations and the related per common share calculations. The cumulative effect of these accounting corrections reduced retained earnings by $2.8 million at the beginning of fiscal year 2002. Additionally, the restatement resulted in an increase in cash flows provided by operating activities of $3.9 million and $7.1 million in fiscal years 2003 and 2002, respectively. Additionally, the restatement resulted in an increase in cash used in investing activities of $6.5 million and $7.4 million in fiscal years 2003 and 2002, respectively. See Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Consolidated Financial Statements in this Annual Report on Form 10-K for a summary of the effects of these changes on the Consolidated Financial Statements. This Management’s Discussion and Analysis gives effect to these corrections.

Investments in auction rate preferred securities and municipal auction rate securities (collectively, auction rate securities) have been reclassified from cash and cash equivalents to short-term investments on the Consolidated Balance Sheet at January 31, 2004. This reclassification was made because the auction rate securities had stated maturities beyond three months. The amount of auction rate securities included in short-term investments was $7.5 million at January 31, 2004. There were no auction rate securities at January 29, 2005. The auction rate securities reclassification resulted in an increase of purchases of short-term investments and an increase of net cash used in investing activities of $7.5 million in the fiscal year 2003 Consolidated Statement of Cash Flows. The auction rate securities resulted in an increase of $115.1 million in purchases of short-term investments and an increase of $122.6 million in the redemption of short-term investments in the fiscal year 2004 Consolidated Statement of Cash Flows. The reclassifications had no impact on the Company’s results of operations or financial condition.

The Company’s inventory of maintenance parts and certain deposits aggregating $6.1 million have been reclassified from other current assets to other long-term assets on the Consolidated Balance Sheet at January 31, 2004, to reflect the expected use of those assets. Self-insurance reserves in the amount of $38.2 million have been reclassified from accrued liabilities to other liabilities on the Consolidated Balance Sheet at January 31, 2004, to reflect the projected timing of payments. Deferred income tax assets of $13.1 million related to these reclassifications have been reclassified from current assets to long-term assets on the Consolidated Balanced Sheet at January 31, 2004.

KB Toys Matters

On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company records a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. As discussed below, the Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy.

In connection with the sale of the KB Toys business, the Company received $258.0 million in cash and a 10-year note from HCC in the aggregate principal amount of $45.0 million. This note bears interest, on an in-kind basis, at the rate of 8.0% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share (“KB Warrant”). At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13.2 million. The estimated fair value of the HCC Note was based on several factors, including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003 and February 2, 2002, the carrying value of the HCC Note was $16.1 million. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which was accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the

HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at January 29, 2005, and January 31, 2004. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at January 29, 2005, and January 31, 2004.

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company has guarantee or indemnification obligations, as of January 29, 2005, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is generally required to continue to make lease payments with respect to all non-residential real estate leases until the bankruptcy court approves KB’s decision to reject a lease and KB vacates the leased premises that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, and the validity of the applicable guarantee. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. The Company engaged an independent real estate valuation firm to assist in the analysis of the Company’s potential liability with respect to the 90 guaranteed leases. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations for rent and legal expenses in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net after a $9.7 million tax benefit) to reflect its best estimate of this loss contingency.

On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since October 30, 2004, the Company believes that KB has both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions have resulted in a net increase of approximately 5 store lease rejections (bringing the total rejections to approximately 167), for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder claimed that a make-whole premium of approximately $1.5 million was also due and payable. On November 5, 2004, the Company satisfied its indemnity obligation with respect to the Pittsfield DC Note at a cost of $8.4 million. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential loss arising from the indemnification payment related to the Pittsfield DC Note. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $1.7 million (net after a $1.0 million tax benefit) to reflect its best estimate of the difference between the subrogation rights ($6.1 million) flowing from the indemnification payment and the net realizable value of the Pittsfield DC.

The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. In its October 26, 2004, announcement, KB stated that it believed this would be the final round of store closings before its emergence from bankruptcy. Nevertheless, due to the nature of the KB bankruptcy, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. Moreover, since the typical form of guarantee permits an extension, amendment, modification or other change, the Company is unable to estimate its maximum potential amount of future payments, if any, required to satisfy lease guarantees. In the event additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

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

The following are the components of discontinued operations:

	Fiscal Year
	2004	2003	2002
(In thousands)
Loss on disposal of KB Toys business, net of income tax benefit of $4,672, $14,691, and $4,000 in fiscal years 2004, 2003, and 2002, respectively.	$(6,648)	$(9,720)	$—

During fiscal year 2003, the Internal Revenue Service (“IRS”) concluded its field examination of the Company’s consolidated income tax returns for the fiscal year 1997 through fiscal year 2000 cycle. The consolidated income tax returns for that cycle included the KB Toys business. In the fourth quarter of fiscal year 2003, the fiscal year 1997 through fiscal year 2000 IRS examination cycle was substantially resolved when the congressional Joint Committee on Taxation found no exception to the IRS field examination report (for further discussion, refer to Note 6 (Income Taxes) to the Consolidated Financial Statements in this Annual Report on Form 10-K). The Company has also received substantial resolution with the Appeals Division of the IRS related to a KB income tax matter for fiscal year 1996 in conjunction with the MacFrugal’s Bargains Close-outs, Inc. appeal (for further discussion, refer to Note 6 (Income Taxes) to the Consolidated Financial Statements in this Annual Report on Form 10-K). Discontinued operations also reflect the substantial resolution and closure of tax audit activity, the closing of the statute of limitations, and changes in the expected outcome of tax contingencies related to KB state and local non-income tax matters. As a result of the substantial resolution and closure of these items, the Company has reversed previously accrued income taxes of approximately $4.7 million, and sales and use taxes of approximately $1.1 million related to discontinued operations in fiscal year 2003.

On February 9, 2005, the Company commenced a suit in the Delaware Chancery Court against certain of the officers, directors and shareholders of KB alleging fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and civil conspiracy. On March 3, 2005, the United States Bankruptcy Court District of Delaware, finding that litigating the state court action would distract KB’s management and thereby hinder its ability to focus on a successful reorganization, temporarily enjoined the Company’s suit until July 15, 2005, assuming KB or the Official Committee of Unsecured Creditors propose a confirmable plan of reorganization by May 15, 2005. The Company intends to vigorously prosecute this action to recover its damages arising from defendants’ actions resulting in KB’s inability to satisfy the HCC Note.

Fiscal Year 2004 Compared To Fiscal Year 2003

Net Sales

Net sales increased 4.8% to $4,375.1 million in fiscal year 2004 compared to $4,174.4 million in fiscal year 2003. The Company attributes this increase principally to new store growth as comparable store sales were flat for fiscal year 2004. Comparable store sales for fiscal year 2004 were calculated using all stores that were open for at least two fiscal years as of the beginning of fiscal year 2004. Comparable store sales consisted of a 2.0% increase in the value of the average basket driven by strong gains in hardlines and home décor departments, as well as the addition of 224 new furniture departments. Average basket gains were offset by a 2.0% decrease in the number of customer transactions, which the Company believes was principally the result of the impact that macro economic pressure of higher prices for gas, home heating oil, and other commodities had on the Company’s core customer which has an estimated average household income of $40,000.

The Company believes that future sales growth is dependent upon an increase in the number of customer transactions as well as an increase in the dollar value of the average basket. The following table summarizes comparable store sales, customer transactions, and the value of the average basket for fiscal year 2004 compared to fiscal year 2003:

	Fiscal Year
	2004	2003
Comparable store sales	0.0%	3.4%
Customer transactions	(2.0)%	1.7%
Value of the average basket	2.0%	1.7%

Net sales by product category as a percentage of total net sales, and the net sales change in dollars and percentage in fiscal year 2004 compared to fiscal year 2003 were as follows:

	Fiscal Year
	2004		2003		Change
($ in thousands)
Consumables	$1,301,515	29.7%	$1,251,651	30.0%	$49,864	4.0%
Home	1,244,028	28.4	1,139,887	27.3	104,141	9.1
Seasonal and toys	852,967	19.5	859,597	20.6	(6,630)	(0.8)
Other	976,562	22.4	923,248	22.1	53,314	5.8
Net sales	$4,375,072	100.0%	$4,174,383	100.0%	$200,689	4.8%

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes electronics, apparel, home maintenance, small appliances, and tools. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s financial performance.

Gross Profit

Gross profit increased 1.8% to $1,777.4 million in fiscal year 2004 compared to $1,746.4 million in fiscal year 2003. Gross profit as a percentage of net sales was 40.6% in fiscal year 2004 compared to 41.8% in fiscal year 2003. This gross profit rate decline of 120 basis points was primarily due to lower sales in higher margin merchandise, such as seasonal and toys, an increased markdown rate due to a flat comparable store sales and the need for additional markdowns on seasonally sensitive categories, giftable items with low sell-through rates, and selected discontinued styles in furniture.

Selling and Administrative Expenses

Selling and administrative expenses increased 5.4% to $1,605.7 million in fiscal year 2004 compared to $1,523.9 million in fiscal year 2003. Selling and administrative expenses as a percentage of net sales were 36.7% in fiscal year 2004 compared to 36.5% in fiscal year 2003.

Selling and administrative expenses increased over fiscal year 2003 primarily due to an increase in the number of stores, costs associated with higher levels of sales, and increased carton volume. The $81.8 million increase was primarily attributable to increased store payroll costs of $24.1 million, increased distribution and transportation costs of $20.1 million, and increased store occupancy-related costs including rent and utilities of $27.3 million.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in this Annual Report on Form 10-K), increased 9.6% to $229.8 million in fiscal year 2004 compared to $209.7 million in fiscal year 2003. Outbound distribution and transportation expenses as a percentage of net sales were 5.3% in fiscal year 2004 compared to 5.0% in fiscal year 2003. The 30 basis point increase was primarily due to the de-leveraging impact of the Durant DC in its first year, rising fuel rates, and increased one-way carrier rates as a result of the revised driver hours of service regulations.

Depreciation Expense

Depreciation expense for fiscal year 2004 was $104.2 million compared to $93.7 million for fiscal year 2003. The $10.5 million increase was principally related to new store growth, store remodels, and the opening of the Durant DC during the first quarter of 2004.

Interest Expense

Interest expense, including the amortization of obligation issuance costs, increased 51.2% to $24.8 million in fiscal year 2004 compared to $16.4 million in fiscal year 2003. The $8.4 million increase in interest expense was due to the $8.9 million debt prepayment charge incurred in connection with the early termination of the Senior Notes and the $300.0 million secured revolving credit agreement entered in 2001 (the “2001 Credit Agreement”). This prepayment charge was incurred in order to replace the Senior Notes, which carried a weighted-average yield of 8.2%, with the variable rate 2004 Credit Agreement. The weighted-average interest rate of the outstanding loans under the 2004 Credit Agreement at January 29, 2005, was 3.2%.

Interest Income

Interest income was $0.6 million in fiscal year 2004 compared to $1.1 million for fiscal year 2003. Interest income was generated by interest earned on cash equivalents and short-term investments.

Income Taxes

The effective income tax rate of the continuing operations of the Company was 29.8% for fiscal year 2004 compared to 20.7% for fiscal year 2003. The rate was substantially lower in fiscal year 2003 because of the reversal in fiscal year 2003 of a $15.0 million deferred tax asset valuation allowance related to the partial charge-off of the HCC Note. The Company anticipates the fiscal year 2005 effective income tax rate to fall within a range of 35.6% to 38.6%. The fiscal year 2005 estimate does not reflect the effect of 2005 state income tax legislation recently passed (or likely to soon be passed) as the Company is in the process of analyzing the full impact of the new legislation.

In November 2003, the Internal Revenue Service issued Revenue Ruling 2003-112 which clarified the definition of eligible employees for purposes of the Welfare to Work and Work Opportunity tax credits.

During the third quarter of fiscal year 2004, the Company filed protective refund claims for its fiscal years 1994 through 2000 based on this ruling. Claims for fiscal years 2001 through 2003 will be filed at a later date but prior to the expiration of the statute of limitations. Because of the contingent nature of this claim, no tax benefit has been recorded for this item.

Discontinued Operations

For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Fiscal Year 2003 Compared To Fiscal Year 2002

Net Sales

Net sales for fiscal year 2003 increased 7.9% to $4,174.4 million compared to net sales of $3,868.6 million for fiscal year 2002. This increase resulted from a comparable store sales increase of 3.4%, with the remaining increase driven primarily by sales from stores opened on or after February 4, 2001, offset by store closings. Comparable store sales for fiscal year 2003 were calculated using all stores that were open for at least two fiscal years as of the beginning of fiscal year 2003. The Company attributes its comparable store sales increase of 3.4% to an increase in the dollar value of the average basket of 1.7% and an increase in the number of customer transactions of 1.7%.

The Company believes the increase in the number of customer transactions and the increase in the dollar value of the average basket for fiscal year 2003 resulted from several factors such as the launch of the Company’s first national television advertising campaign covering all 1,430 stores, more productive advertising circulars, the introduction of furniture departments in 157 stores over the prior year, the allocation of additional square footage to 242 furniture departments in existing closeout stores, and improved in-stock levels on everyday basic items.

In terms of product categories, sales growth in fiscal year 2003 was broad based with positive comparable store sales increases across most major categories driven by gains in consumables, furniture, hardlines, and domestics, offset by declines in apparel and home décor.

The following table summarizes comparable store sales, customer transactions, and the value of the average basket for fiscal year 2003 compared to fiscal year 2002:

	Fiscal Year
	2003	2002
Comparable store sales	3.4%	7.7%
Customer transactions	1.7%	2.8%
Value of the average basket	1.7%	4.9%

Net sales by product category as a percentage of total net sales, and the net sales change in dollars and percentage in fiscal year 2003 compared to fiscal year 2002 were as follows:

	Fiscal Year
	2003		2002		Change
($ in thousands)
Consumables	$1,251,651	30.0%	$1,097,401	28.4%	$154,250	14.1%
Home	1,139,887	27.3	1,061,972	27.5	77,915	7.3
Seasonal and toys	859,597	20.6	822,425	21.3	37,172	4.5
Other	923,248	22.1	886,752	22.8	36,496	4.1
Net sales	$4,174,383	100.0%	$3,868,550	100.0%	$305,833	7.9%

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

Selling and Administrative Expenses

Selling and administrative expenses increased $122.9 million, or 8.8%, in fiscal year 2003 to $1,523.9 million from $1,401.0 million in fiscal year 2002. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 36.5% in fiscal year 2003 from 36.2% in fiscal year 2002.

The 30 basis point increase in the selling and administrative expense rate was primarily attributable to a partial charge-off (23 basis points) of the HCC Note and the write-off of the KB warrant received at the time of the sale of the KB Toys business and a charge (22 basis points) to settle California wage and hour lawsuits (for a further discussion, refer to Note 5 (Commitments and Contingencies) to the Consolidated Financial Statements in this Annual Report on Form 10-K). Excluding these items, the selling and administrative expense rate reduction of 15 basis points was primarily attributable to the leveraging of fixed costs over a higher sales base and a reduced bonus payout, partially offset by the impact of increased outbound distribution and transportation costs and store payroll due to increased carton volume in departments such as consumables which experienced higher sales volume and declining carton values.

Selling and administrative expenses increased over fiscal year 2002 primarily due to an increase in the number of stores; costs associated with higher levels of sales and increased carton volume; national advertising costs; a partial charge-off of the HCC Note and the write-off of the KB warrant; and litigation charges. The $122.9 million increase was primarily attributable to increased store payroll costs of $50.0 million, increased outbound distribution and transportation costs of $22.8 million, increased store occupancy-related costs, including rent and utilities of $21.3 million, a $9.9 million increase in advertising costs, a $9.6 million partial charge-off of the HCC Note and the write-off of the KB warrant; and a $9.1 million charge for California wage and hour lawsuits.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in this Annual Report on Form 10-K), increased 12.2% to $209.7 million in fiscal year 2003 compared to $186.9 million in fiscal year 2002. Outbound distribution and transportation expenses as a percentage of net sales were 5.0% in fiscal year 2003 compared to 4.8% in fiscal year 2002. The increase in dollars and rate was principally due to an increase in the number of cartons shipped.

Depreciation Expense

Depreciation expense for fiscal year 2003 was $93.7 million compared to $85.7 million for fiscal year 2002. The $8.0 million increase was due to increased capital spending principally related to new store growth and remodeling of existing stores.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $16.4 million for fiscal year 2003 compared to $21.0 million for fiscal year 2002. As a percentage of net sales, interest expense decreased 10 basis points from 0.5% in fiscal year 2002 to 0.4% in fiscal year 2003. The decrease was primarily due to the fiscal year 2003 capitalization of $3.7 million of interest related to construction costs for the Durant DC. Interest expense for fiscal years 2003 and 2002 was primarily related to the Senior Notes with maturities ranging from four to six years as well as the amortization of debt issuance costs (for a discussion of these costs, refer to Note 4 (Long-Term Obligations) to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Interest Income

Interest income increased slightly to $1.1 million in fiscal year 2003 compared to $0.8 million for fiscal year 2002.

Income Taxes

The effective income tax rate of the continuing operations of the Company was 20.7% for fiscal year 2003 compared to 39.5% for fiscal year 2002. The rate decrease was primarily related to the reversal in fiscal year 2003 of a $15.0 million deferred tax asset valuation allowance related to the partial charge-off of the HCC Note and the reversal of $3.1 million of previously accrued federal and state taxes as the result of the substantial resolution and closure of several years of federal and state income tax examinations.

Discontinued Operations

For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Capital Resources and Liquidity

Capital Resources

On October 29, 2004, the Company paid all outstanding amounts and terminated all commitments related to the Senior Notes, and repaid all amounts outstanding and terminated all commitments under the 2001 Credit Agreement. Due to the early termination of the Senior Notes and the 2001 Credit Agreement, fiscal year 2004 interest expense included debt prepayment charges of $8.9 million. The Senior Notes carried a weighted-average yield of 8.2% at the time of termination and ranked pari passu with the 2001 Credit Agreement. The Senior Notes and 2001 Credit Agreement were collateralized by inventories. All security interests in the collateral were released when the Senior Notes and 2001 Credit Agreement were terminated.

Also on October 29, 2004, the Company entered into the 2004 Credit Agreement. The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts due under the 2001 Credit Agreement and the Senior Notes. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios — a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at January 29, 2005.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at January 29, 2005, was 3.2%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub- limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The borrowings outstanding under the 2004 Credit Agreement principally reflect the Company’s increased purchases of merchandise during the third quarter of fiscal year 2004 and those amounts used to terminate the Senior Notes. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $56.2 million, were $284.6 million at January 29, 2005.

The Company utilizes its credit facility primarily to manage ongoing and seasonal working capital. Due to the termination of the Senior Notes, the Company expects borrowings and letters of credit through the end of May 2005 to range between $180 million and $220 million. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory.

Liquidity

The primary sources of liquidity for the Company have been cash flows from operations and, as necessary, borrowings under the 2001 Credit Agreement or the 2004 Credit Agreement, as applicable. At January 29, 2005, working capital was $622.3 million.

Cash flows from operating activities were $71.3 million during fiscal year 2004 and resulted primarily from net income of $23.8 million, depreciation and amortization expense of $102.0 million, partially offset by an increase in inventories of $65.4 million over fiscal year 2003. The $65.4 million increase in inventories was primarily a result of decreased customer traffic and opportunistic closeout purchases.

Cash flows used in investing activities of $127.8 million in fiscal year 2004, $177.9 million in fiscal year 2003, and $104.2 million in fiscal year 2002 were primarily related to capital expenditures of $135.3 million, $170.2 million, and $110.1 million in each of the respective fiscal years. Capital expenditures in fiscal year 2004 were primarily driven by the re-engineering of the Columbus DC, remodeling of existing stores, and new store openings. Capital expenditures in fiscal year 2003 were primarily driven by the construction of the Durant DC, remodeling of existing stores, and new store openings. Capital expenditures in fiscal year 2002 were primarily driven by new store openings, investments in store remodels, and the commencement of the construction of the Durant DC. Capital expenditure requirements in fiscal year 2005 are anticipated to range between $80 million and $90 million focused on new store openings, completing the re-engineering project in the Columbus DC, and normal maintenance needs of the Company’s distribution network and fleet of over 1,500 existing stores.

Cash flows used in financing activities were $115.0 million in fiscal year 2004. The $115.0 million related primarily to repayments of $1,493.0 million, offset by borrowings of $1,448.2 million. Of the total borrowings and repayments, $204.0 million and $153.3 million were attributable to the early termination of the Senior Notes and the 2001 Credit Agreement, respectively. The Company also used $75.0 million for the share repurchase program during the second quarter of fiscal year 2004. The remaining borrowings and repayments were a result of activity associated with daily cash needs of the Company.

The Company continues to believe that it has, or, if necessary, has the ability to obtain adequate resources to fund ongoing operating requirements, future capital expenditures, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the Company’s capital resources, financial condition, results of operations, or liquidity.

Contractual Obligations

The following table summarizes payments due under the Company’s contractual obligations at January 29, 2005:

	Payments Due by Period (1)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
(In thousands)
Long-term debt obligations (2)	$—	$—	$159,200	$—	$159,200
Operating lease obligations (3) (4)	257,169	426,713	270,542	198,339	1,152,763
Purchase obligations (4) (5)	721,959	174,830	65,662	157,682	1,120,133
Total contractual obligations (6)	$979,128	$601,543	$495,404	$356,021	$2,432,096

(1)	The disclosure of contractual obligations in this table is based on assumptions and estimates that the Company believes to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that the Company ultimately incurs. Variables that may cause the stated amounts to vary from those actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by the Company as of the date of this report; fluctuations in third party fees, governmental charges or market rates that the Company is obligated to pay under contracts it has with certain vendors; and the exercise of renewal options under or the automatic renewal of contracts that provide for the same.

(2)	Long-term debt obligations include total borrowings outstanding under the 2004 Credit Agreement, of which the total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. Borrowings under the 2004 Credit Agreement are permitted under various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin, as well as borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The Company also had outstanding letters of credit totaling $56.2 million at January 29, 2005. Approximately $46 million of the outstanding letters of credit represent stand-by letters of credit and the Company does not expect to meet conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from the preceding table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in Purchase Obligations. The table assumes that the 2004 Credit Agreement is paid at maturity. For a further discussion, refer to Note 4 (Long-Term Obligations) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(3)	Operating lease obligations include, among other items, leases for the Company’s retail stores, warehouse space, offices, and certain office equipment. The future minimum commitments for store, warehouse space, and office operating leases are $863.6 million. For a discussion of leases, refer to Note 8 (Leases) to the Consolidated Financial Statements in this Annual Report on Form 10-K. Many of the store lease obligations require the Company to pay for CAM, real estate taxes, and property insurance. The Company estimates that future obligations for CAM, real estate taxes, and property insurance are $266.1 million at January 29, 2005. The Company has made certain assumptions and estimates in order to account for its contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: extrapolation of historical data to estimate the Company’s future obligations; calculation of the Company’s obligations based on per square foot averages where no historical data is available for a particular leasehold; and assumptions related to certain increases over historical data where the Company’s obligation is a prorated share of all lessees’ obligations within a particular property. The remaining $23.1 million relates primarily to the operating leases of certain office equipment with remaining terms of less than one year or a month-to-month basis.

(4)	For purposes of the operating lease and purchase obligation disclosures, the Company has assumed that it will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and the Company disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement of the Company and its vendor, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, the Company disclosed its minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of the length of the eventual term.

(5)	Purchase obligations include outstanding purchase orders for retail merchandise issued in the ordinary course of the Company’s business that are valued at $448.8 million, the entirety of which represents obligations due within one year of January 29, 2005. Purchase obligations also include a commitment for future inventory purchases totaling $307.3 million at January 29, 2005. While the Company is not required to meet any periodic minimum purchase requirements under this commitment, for purposes of this tabular disclosure, the Company has included the value of the purchases that it anticipates making during each of the reported periods, as purchases will count toward its fulfillment of the aggregate obligation. The remaining $364.0 million is primarily related to distribution and transportation commitments and future advertising services.

(6)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to KB Toys. For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

The Company’s accounting policies and other disclosures required by GAAP are also described in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in this Annual Report on Form 10-K. The items listed below are not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The Company has certain critical accounting policies and accounting estimates, which are described below.

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

Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy-down agreements, or other forms of rebates that could materially reduce its cost of sales.

Property and Equipment

Property and equipment for the Company’s general office, stores, regional offices, information technology services, and outbound distribution and transportation services are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

The estimated useful lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5–40 years
Fixtures and equipment	5–15 years
Transportation equipment	3–7 years

Capitalized interest was $0.6 million, $3.7 million, and $0.1 million in fiscal years 2004, 2003, and 2002, respectively.

Impairment

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Impairment is recorded if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. The Company estimates the fair value of its long-lived assets using readily available market information for similar assets.

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

The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its net deferred tax assets to the balance that is more likely than not to be realized.

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expense and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The discount rate used to determine the net periodic pension cost for fiscal year 2004 was 6.1%. A 0.5% increase in the discount rate would reduce the net periodic pension cost by $0.2 million. A 0.5% reduction in the discount rate would increase the net periodic pension cost by $0.4 million.

To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on assets for fiscal year 2004. A 1.0% increase in the expected long-term rate of return would decrease the net periodic pension cost by $0.4 million. A 1.0% decrease in the expected long-term rate of return would increase the net periodic pension cost by $0.4 million.

Commitments and Contingencies

In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of FASB, Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

Wholesale sales are recognized in accordance with the shipping terms agreed upon in the purchase order. Wholesale sales are predominantly recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards is recorded in accrued liabilities.

The Company offers price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. In the event that a sale is not consummated, liquidated damages are recorded as the lesser of: a) $25; b) 10% of the merchandise purchase price (exclusive of sales tax); or c) the amounts deposited by the customer. Cash paid by the customers is recorded in accrued liabilities.

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight to the Company’s distribution centers, duties, and commissions), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies outbound distribution and transportation costs as selling and administrative expenses. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales.

Rent Expense

Rent expense is recognized over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. The Company also receives tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Deferred incentive rent is reflected in other liabilities. The Company’s straight-line rent expense calculation is consistent with GAAP as recently clarified by the Office of the Chief Accountant of the SEC.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Discontinued Operations

The reserve for discontinued operations includes management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB as part of its bankruptcy proceeding. For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. This standard supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (revised 2004) requires the use of the fair value method and eliminates the Company’s ability to account for share-based compensation using the intrinsic method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. This standard will apply to all awards granted, modified, cancelled, or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and will begin expensing stock options in fiscal year 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current period charges. In addition, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities’ period charges regardless of whether they meet the criterion of abnormal. This standard is effective for the Company in fiscal year 2006. The Company is evaluating the impact of this standard and does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Commitments

For a discussion of commitments, refer to Note 3 (KB Toys Matters), Note 4 (Long-term Obligations), Note 5 (Commitments and Contingencies), and Note 8 (Leases) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at January 29, 2005. The Company does not expect changes in interest rates to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company purchases approximately 30% of its product directly from overseas suppliers, all of which are purchased in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Big Lots, Inc.
Columbus, Ohio

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A, that Big Lots, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005, of the Company and our report dated April 18, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying consolidated financial statements for the years ended January 31, 2004 and February 1, 2003 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 18, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 18, 2005

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year
	2004	2003 (as restated – see Note 2)	2002 (as restated – see Note 2)
Net sales	$4,375,072	$4,174,383	$3,868,550
Cost of sales	2,597,635	2,428,024	2,236,633
Gross profit	1,777,437	1,746,359	1,631,917
Selling and administrative expenses	1,605,673	1,523,913	1,400,986
Depreciation expense	104,239	93,703	85,690
Operating profit	67,525	128,743	145,241
Interest expense	24,845	16,443	20,954
Interest income	(618)	(1,061)	(843)
Income from continuing operations before income taxes	43,298	113,361	125,130
Income tax expense	12,887	23,421	49,397
Income from continuing operations	30,411	89,940	75,733
Loss from discontinued operations	(6,648)	(9,720)	—
Net income	$23,763	$80,220	$75,733
Income (loss) per common share — basic:
Continuing operations	$0.27	$0.77	$0.65
Discontinued operations	(0.06)	(0.08)	—
	$0.21	$0.69	$0.65
Income (loss) per common share — diluted:
Continuing operations	$0.27	$0.77	$0.65
Discontinued operations	(0.06)	(0.09)	—
	$0.21	$0.68	$0.65

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	January 29, 2005	January 31, 2004 (as restated – see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$2,521	$174,003
Short-term investments	—	7,500
Inventories	895,016	829,569
Deferred income taxes	73,845	65,779
Other current assets	63,400	57,452
Total current assets	1,034,782	1,134,303
Property and equipment — net	648,741	621,998
Deferred income taxes	12,820	20,060
Other assets	37,241	24,182
Total assets	$1,733,584	$1,800,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,777	$161,884
Accrued liabilities	262,736	253,799
Total current liabilities	412,513	415,683
Long-term obligations	159,200	204,000
Other liabilities	86,381	72,081
Commitments and contingencies

Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value; issued 117,495 shares and 116,927 shares, respectively; outstanding 112,780 shares and 116,594 shares, respectively	1,175	1,169
Treasury shares — 4,715 shares and 333 shares, respectively, at cost	(64,029)	(2,735)
Unearned compensation	(1,814)	—
Additional paid-in capital	472,790	466,740
Retained earnings	667,368	643,605
Total shareholders’ equity	1,075,490	1,108,779
Total liabilities and shareholders’ equity	$1,733,584	$1,800,543

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common		Treasury		Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance — February 2, 2002 (as previously reported)	114,398	$1,144	—	$—	$—	$435,970	$490,419	$927,533
Prior period adjustment (see Note 2)	(274)	—	274	$(2,233)	—	—	(2,767)	(5,000)
Balance — February 2, 2002 (as restated — see Note 2)	114,124	1,144	274	(2,233)	—	435,970	487,652	922,533
Net income	—	—	—	—	—	—	75,733	75,733
Exercise of stock options and related tax effects	1,323	13	—	—	—	17,436	—	17,449
Employee benefits paid with common shares	444	5	—	—	—	4,637	—	4,642
Treasury shares acquired for deferred compensation plan	(47)	—	47	(269)	—	—	—	(269)
Balance — February 1, 2003 (as restated — see Note 2)	115,844	1,162	321	(2,502)	—	458,043	563,385	1,020,088
Net income	—	—	—	—	—	—	80,220	80,220
Exercise of stock options and related tax effects	327	3	—	—	—	4,136	—	4,139
Employee benefits paid with common shares	435	4	—	—	—	4,561	—	4,565
Treasury shares acquired for deferred compensation plan	(12)	—	12	(233)	—	—	—	(233)
Balance — January 31, 2004 (as restated — see Note 2)	116,594	1,169	333	(2,735)	—	466,740	643,605	1,108,779
Net income	—	—	—	—	—	—	23,763	23,763
Exercise of stock options and related tax effects	252	3	—	—	—	1,797	—	1,800
Employee benefits paid with common shares	316	3	—	—	—	4,764	—	4,767
Purchases of common shares	(5,427)	—	5,427	(75,000)	—	—	—	(75,000)
Treasury shares used for deferred compensation plan	74	—	(74)	216	—	—	—	216
Treasury share issuances for stock options	799	—	(799)	11,113	—	—	—	11,113
Treasury share issuances for restricted shares	172	—	(172)	2,377	(1,866)	(511)	—	—
Earned compensation on restricted shares	—	—	—	—	52	—	—	52
Balance — January 29, 2005	112,780	$1,175	4,715	$(64,029)	$(1,814)	$472,790	$667,368	$1,075,490

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2004	2003 (as restated – see Note 2)	2002 (as restated – see Note 2)
Operating activities:
Net income	$23,763	$80,220	$75,733
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,648	9,720	—
Depreciation and amortization expense	101,969	92,407	85,840
Deferred income taxes	(826)	(4,471)	49,434
Loss on sale of equipment	4,063	2,471	1,056
Employee benefits paid with common shares	4,767	4,565	4,642
Partial charge-off of HCC Note and write-off of KB warrant	—	9,598	—
Other	908	435	1,362
Change in assets and liabilities, excluding the effect of discontinued operations	(70,031)	(6,126)	12,322
Net cash provided by operating activities	71,261	188,819	230,389
Investing activities:
Capital expenditures	(135,291)	(170,175)	(110,110)
Purchase of short-term investments	(115,125)	(7,500)	—
Redemption of short-term investments	122,625	—	—
Cash proceeds from sale of equipment	245	108	2,271
Other	(210)	(324)	3,667
Net cash used in investing activities	(127,756)	(177,891)	(104,172)
Financing activities:
Proceeds from long-term obligations	1,448,200	305,000	448,800
Payment of long-term obligations	(1,493,000)	(305,000)	(448,800)
Proceeds from the exercise of stock options	12,008	3,704	16,087
Payment for KB Toys subrogation receivable	(6,100)	—	—
Payment for treasury shares acquired	(75,000)	—	—
Treasury shares used (acquired) for deferred compensation plan	216	(233)	(269)
Deferred bank and bond fees	(1,311)	(460)	(4,466)
Net cash (used in) provided by financing activities	(114,987)	3,011	11,352
(Decrease) increase in cash and cash equivalents	(171,482)	13,939	137,569
Cash and cash equivalents:
Beginning of year	174,003	160,064	22,495
End of year	$2,521	$174,003	$160,064
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,140	$17,383	$17,399
Cash paid for income taxes (excluding refunds)	$23,314	$45,213	$39,066

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 —	Summary of Significant Accounting Policies

Description of Business

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company is the nation’s largest broadline closeout retailer. At January 29, 2005, the Company operated a total of 1,502 stores in 46 states with 1,459 stores under the name Big Lots and 43 stores under the name Big Lots Furniture. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

Fiscal Year

The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal years 2004, 2003 (as restated), and 2002 (as restated) were comprised of 52 weeks.

Segment Reporting

The Company manages its business based on one segment, broadline closeout retailing. At January 29, 2005 and January 31, 2004, all of the Company’s operations were located within the United States of America. The following data is presented in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

	Fiscal Year
	2004	2003	2002
(In thousands)
Consumables	$1,301,515	$1,251,651	$1,097,401
Home	1,244,028	1,139,887	1,061,972
Seasonal and toys	852,967	859,597	822,425
Other	976,562	923,248	886,752
Net sales	$4,375,072	$4,174,383	$3,868,550

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes electronics, apparel, home maintenance, small appliances, and tools. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s financial performance.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

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

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments which are unrestricted to withdrawal or use and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

Short-term investments consist of investment-grade instruments, including auction rate preferred securities and municipal auction rate securities where the intended holding period exceeds three months. The amount of auction rate preferred securities included in short-term investments was $7.5 million at January 31, 2004. At January 31, 2004, the short-term investments were classified as available for sale. The difference between cost and fair market value was not significant. There were no auction rate preferred securities or invested funds at January 29, 2005.

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

Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy-down agreements, or other forms of rebates that could materially reduce its cost of sales.

Intangible Assets

Trademarks, service marks, and other intangible assets are stated at cost and are amortized on a straight-line basis over a period of 15 years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

management projections for future periods. The value of the Company’s intangible assets was $0.79 million and $0.55 million at January 29, 2005 and January 31, 2004, respectively. The related accumulated amortization was $0.08 million and $0.04 million at January 29, 2005 and January 31, 2004, respectively.

Property and Equipment

Property and equipment for the Company’s general office, stores, regional offices, information technology services, and outbound distribution and transportation services are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

The estimated useful lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5–40 years
Fixtures and equipment	5–15 years
Transportation equipment	3–7 years

Capitalized interest was $0.6 million, $3.7 million, and $0.1 million in fiscal years 2004, 2003, and 2002, respectively.

Impairment

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates useful lives on buildings and equipment using assumptions based on historical data and industry trends. Impairment is recorded if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. The Company estimates the fair value of its long-lived assets using readily available market information for similar assets.

Computer Software Costs

The Company capitalizes certain computer software costs after the application development stage has been established. Capitalized computer software costs are depreciated using the straight-line method over five years. The net book value of computer software costs was $14.2 million and $12.8 million at January 29, 2005 and January 31, 2004, respectively.

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, as permitted by this standard, continues to apply the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, to its stock options and other stock-based employee compensation awards.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

The following table presents the compensation cost of the Company’s stock options using the fair value method:

	Fiscal Year
	2004	2003	2002
(In thousands, except per share amounts)
Net income:
As reported	$23,763	$80,220	$75,733
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(3,604)	(6,034)	(5,055)
Pro forma	$20,159	$74,186	$70,678
Income per common share — basic:
As reported	$0.21	$0.69	$0.65
Pro forma	$0.18	$0.64	$0.61
Income per common share — diluted:
As reported	$0.21	$0.68	$0.65
Pro forma	$0.18	$0.63	$0.61

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

The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance to reduce its net deferred tax assets to the balance that is more likely than not to be realized.

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expense and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The discount rate used to determine the net periodic pension cost for fiscal year 2004 was 6.1%. A 0.5% increase in the discount rate would reduce the net periodic pension cost by $0.2 million. A 0.5% reduction in the discount rate would increase the net periodic pension cost by $0.4 million.

To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on assets for fiscal year 2004. A 1.0% increase in the expected long-term rate of return would decrease the net periodic pension cost by $0.4 million. A 1.0% decrease in the expected long-term rate of return would increase the net periodic pension cost by $0.4 million.

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

Fair Value

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The carrying value of the Company’s short-term investments approximates fair value since the interest and dividend rates are variable and approximate current market rates. The fair value of the long-term obligations was estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The estimated fair value of the Company’s long-term obligations at January 31, 2004 was $218.0 million compared to the carrying value of $204.0 million. The carrying value of the Company’s long-term obligations at January 29, 2005, approximates fair value since the interest rates are variable and approximate current market rates.

Commitments and Contingencies

In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, Accounting for Contingencies. The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under free on board (“FOB”) origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards is recorded in accrued liabilities.

The Company offers price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. In the event that a sale is not consummated, liquidated damages are recorded as the lesser of: a) $25; b) 10% of the merchandise purchase price (exclusive of sales tax); or c) the amounts deposited by the customer. Cash paid by the customers is recorded in accrued liabilities.

Other Comprehensive Income

The Company’s comprehensive income is equal to net income, as there are no items that qualify as other comprehensive income.

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight to the Company’s distribution centers, duties, and commissions), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies outbound distribution and transportation costs as selling and administrative expenses. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales.

Outbound distribution and transportation costs were $229.8 million, $209.7 million, and $186.9 million for fiscal years 2004, 2003, and 2002, respectively.

Rent Expense

Rent expense is recognized over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. The Company also receives

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Deferred incentive rent is reflected in other liabilities.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $102.4 million, $106.9 million, and $97.1 million for fiscal years 2004, 2003, and 2002, respectively.

Earnings per Share

Basic earnings per share are calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the additional dilutive effect of stock options, calculated using the treasury stock method.

Store Pre-opening Costs

Pre-opening costs related to new store openings and the construction periods are expensed as incurred.

Discontinued Operations

The reserve for discontinued operations includes management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) as part of its bankruptcy proceeding. For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. This standard supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (revised 2004) requires the use of the fair value method and eliminates the Company’s ability to account for share-based compensation using the intrinsic method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. This standard will apply to all awards granted, modified, cancelled, or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and will begin expensing stock options in fiscal year 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current period charges. In addition, this standard requires that allocation of fixed production overhead to the costs of

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

conversion be based on the normal capacity of the production facilities’ period charges regardless of whether they meet the criterion of abnormal. This standard is effective for the Company in fiscal year 2006. The Company is evaluating the impact of this standard and does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 2 —	Restatement of Previously Issued Consolidated Financial Statements

In light of views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005, the Company reviewed its accounting practices for operating leases.

Under the requirements of the FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent expense should be amortized on a straight-line basis over the term of the lease. In prior periods, the Company had determined that the term of the lease began on the earlier of the commencement date of the lease or the store opening date, rather than at the time the Company took physical possession of the property to start construction of leasehold improvements. This had the effect of excluding the construction period of the stores from the straight-line rent calculation. The Company has corrected its accounting policy to begin the lease term at the possession date. The Company has restated its previously reported financial statements to correct its accounting to include construction periods in store operating leases.

In addition, under FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. The Company had previously classified tenant allowances as a reduction to property and equipment instead of as a deferred lease credit on the Consolidated Balance Sheets. As a result, the Company also amortized the deferred lease credit over the asset life instead of over the lease term and reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense and reflected tenant allowances as a reduction of capital expenditures within investing activities instead of a change in operating activities in the Consolidated Statements of Cash Flows. The Company reassessed this accounting policy and has corrected its accounting policy to treat lease incentives received as a deferred liability amortized over the lease term. The Company has also restated the previously reported Consolidated Financial Statements to properly account for tenant allowances.

Subsequent to the issuance of the Company’s fiscal 2003 financial statements, the Company’s management determined that investments in certain mutual funds and company stock associated with a non-qualified deferred compensation plan were incorrectly presented as cash instead of non-current assets and treasury stock on the Consolidated Balance Sheet. Furthermore, the corresponding deferred compensation liability was incorrectly presented as a current liability instead of a non-current liability and the acquisition of treasury stock was incorrectly presented as a component of operating activity instead of financing activity in the Consolidated Statements of Cash Flows.

The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period; however, the cumulative effect of these corrections is material to the fourth quarter of fiscal year 2004. As a result, the Company has recorded the cumulative effect as of fiscal year 2000, and has restated the Consolidated Balance Sheet at January 31, 2004, and the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K. The Company has restated the quarterly financial information for fiscal year 2003, and the first three quarters of fiscal year 2004 included in this Annual Report on Form 10-K.

The restatement primarily resulted in a decrease to net income of $1.0 million and $0.8 million in fiscal years 2003 and 2002, respectively. The restatement did not impact income (loss) from discontinued operations and the related per

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Restatement of Previously Issued Consolidated Financial Statements (Continued)

common share calculations. The cumulative effect of these accounting corrections reduced retained earnings by $2.8 million at the beginning of fiscal year 2002. Additionally, the restatement resulted in an increase in cash flows provided by operating activities of $3.9 million and $7.1 million in fiscal years 2003 and 2002, respectively. Additionally, the restatement resulted in an increase in cash used in investing activities of $6.5 million and $7.4 million in fiscal year 2003 and 2002, respectively.

Investments in auction rate preferred securities and municipal auction rate securities (collectively, auction rate securities) have been reclassified from cash and cash equivalents to short-term investments on the Consolidated Balance Sheet at January 31, 2004. This reclassification was made because the auction rate securities had stated maturities beyond three months. The amount of auction rate securities included in short-term investments was $7.5 million at January 31, 2004. There were no auction rate securities at January 29, 2005. The auction rate securities reclassification resulted in an increase of purchases of short-term investments and an increase of net cash used in investing activities of $7.5 million in the fiscal year 2003 Consolidated Statement of Cash Flows. The auction rate securities resulted in an increase of $115.1 million in purchases of short-term investments and an increase of $122.6 million in the redemption of short-term investments in the fiscal year 2004 Consolidated Statement of Cash Flows. The reclassifications had no impact on the Company’s results of operations or financial condition.

The Company’s inventory of maintenance parts and certain deposits aggregating $6.1 million have been reclassified from other current assets to other long-term assets on the Consolidated Balance Sheet at January 31, 2004, to reflect the expected use of those assets. Self-insurance reserves in the amount of $38.2 million have been reclassified from accrued liabilities to other liabilities on the Consolidated Balance Sheet at January 31, 2004 to reflect the projected timing of payments. Deferred income tax assets of $13.1 million related to these reclassifications have been reclassified from current assets to long-term assets on the Consolidated Balance Sheet at January 31, 2004.

The following tables summarize the effect of the restatement adjustments and reclassifications in the Consolidated Financial Statements:

Fiscal Year 2003	As Previously Reported	Adjustments	As Restated
(In thousands, except per share amounts)
Selling and administrative expenses	$1,616,031	$(92,118)	$1,523,913
Depreciation expense	—	93,703	93,703
Operating profit	130,328	(1,585)	128,743
Income from continuing operations before income taxes	114,946	(1,585)	113,361
Income tax expense	24,051	(630)	23,421
Net income	$81,175	$(955)	$80,220

Income (loss) per common share — basic:
Continuing operations	$0.78	$(0.01)	$0.77
Discontinued Operations	(0.08)	—	(0.08)
	$0.70	$(0.01)	$0.69

Income (loss) per common share — diluted:
Continuing operations	$0.78	$(0.01)	$0.77
Discontinued Operations	(0.09)	—	(0.09)
	$0.69	$(0.01)	$0.68

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Restatement of Previously Issued Consolidated Financial Statements (Continued)

Fiscal Year 2002	As Previously Reported	Adjustments	As Restated
(In thousands, except per share amounts)
Selling and administrative expenses	$1,485,265	$(84,279)	$1,400,986
Depreciation expense	—	85,690	85,690
Operating profit	146,652	(1,411)	145,241
Income from continuing operations before income taxes	126,541	(1,411)	125,130
Income tax expense	49,984	(587)	49,397
Net income	$76,557	$(824)	$75,733

Income (loss) per common share — basic:
Continuing operations	$0.66	$(0.01)	$0.65
Discontinued Operations	—	—	—
	$0.66	$(0.01)	$0.65

Income (loss) per common share — diluted:
Continuing operations	$0.66	$(0.01)	$0.65
Discontinued Operations	—	—	—
	$0.66	$(0.01)	$0.65

January 31, 2004	As Previously Reported	Reclassifications	Adjustments	As Reclassified and Restated
(In thousands)
ASSETS
Cash and cash equivalents	$191,228	$(7,500)	$(9,725)	$174,003
Short-term investments	—	7,500	—	7,500
Deferred income taxes	82,406	(13,053)	(3,574)	65,779
Other current assets	64,397	(6,053)	(892)	57,452
Total current assets	1,167,600	(19,106)	(14,191)	1,134,303
Property and equipment — net	605,527	—	16,471	621,998
Deferred income taxes	422	13,053	6,585	20,060
Other assets	11,139	6,053	6,990	24,182
Total assets	$1,784,688	$—	$15,855	$1,800,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued liabilities	$301,702	$(38,178)	$(9,725)	$253,799
Total current liabilities	463,586	(38,178)	(9,725)	415,683
Other liabilities	1,042	38,178	32,861	72,081
Treasury shares	—	—	(2,735)	(2,735)
Retained earnings	648,151	—	(4,546)	643,605
Total shareholders’ equity	1,116,060	—	(7,281)	1,108,779
Total liabilities and shareholders’ equity	$1,784,688	$—	$15,855	$1,800,543

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Restatement of Previously Issued Consolidated Financial Statements (Continued)

Fiscal Year 2003	As Previously Reported	Reclassification	Adjustments	As Reclassified and Restated
(In thousands)
Net cash provided by operating activities	$184,910	$—	$3,909	$188,819
Net cash used in investing activities	(163,934)	(7,500)	(6,457)	(177,891)
Net cash provided by financing activities	3,244	—	(233)	3,011
Increase (decrease) in cash and cash equivalents	24,220	(7,500)	(2,781)	13,939
Cash and cash equivalents:
Beginning of year	167,008	—	(6,944)	160,064
End of year	$191,228	$(7,500)	$(9,725)	$174,003

Fiscal Year 2002	As Previously Reported	Reclassification	Adjustments	As Restated
(In thousands)
Net cash provided by operating activities	$223,321	$—	$7,068	$230,389
Net cash used in investing activities	(96,756)	—	(7,416)	(104,172)
Net cash (used in) provided by financing activities	11,621	—	(269)	11,352
Increase (decrease) in cash and cash equivalents	138,186	—	(617)	137,569
Cash and cash equivalents:
Beginning of year	28,822	—	(6,327)	22,495
End of year	$167,008	$—	$(6,944)	$160,064

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3 —	KB Toys Matters

On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company analyzed the information currently available regarding the effect of KB’s bankruptcy filing on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company records a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. As discussed below, the Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy.

In connection with the sale of the KB Toys business, the Company received $258.0 million in cash and a 10-year note from HCC in the aggregate principal amount of $45.0 million. This note bears interest, on an in-kind basis, at the rate of 8.0% per annum (principal and interest together known as the “HCC Note”). The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings for a stated price per share (“KB Warrant”). At the time of the sale (the fourth quarter of fiscal year 2000), the Company evaluated the fair value of the HCC Note received as consideration in the transaction and recorded the HCC Note at its then estimated fair value of $13.2 million. The estimated fair value of the HCC Note was based on several factors, including fair market evaluations obtained from independent financial advisors at the time of the sale, the Company’s knowledge of the underlying KB Toys business and industry, and the risks inherent in receiving no cash payments until the HCC Note matured in 2010. During fiscal year 2002 and until KB’s bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. As of February 1, 2003 and February 2, 2002, the carrying value of the HCC Note was $16.1 million. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which was accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3 — KB Toys Matters (Continued)

2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at January 29, 2005, and January 31, 2004. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at January 29, 2005, and January 31, 2004.

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company has guarantee or indemnification obligations, as of January 29, 2005, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

In connection with the bankruptcy, KB is generally required to continue to make lease payments with respect to all non-residential real estate leases until the bankruptcy court approves KB’s decision to reject a lease and KB vacates the leased premises that it rejects. If KB rejects a lease that has been guaranteed by the Company or by CVS, because KB can reject its indemnification obligations to the Company, the Company could be liable for all or a portion of the lease obligations with respect to the rejected leases, subject to many factors, including the landlord’s duty to mitigate, and the validity of the applicable guarantee. On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it has guarantee or indemnification obligations relating to approximately 90. The Company engaged an independent real estate valuation firm to assist in the analysis of the Company’s potential liability with respect to the 90 guaranteed leases. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations for rent and legal expenses in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net after a $9.7 million tax benefit) to reflect its best estimate of this loss contingency.

On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since October 30, 2004, the Company believes that KB has both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions have resulted in a net increase of approximately 5 store lease rejections (bringing the total rejections to approximately 167), for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.

On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on the Pittsfield DC. As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3 — KB Toys Matters (Continued)

claimed that a make-whole premium of approximately $1.5 million was also due and payable. On November 5, 2004, the Company satisfied its indemnity obligation with respect to the Pittsfield DC Note at a cost of $8.4 million. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential loss arising from the indemnification payment related to the Pittsfield DC Note. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $1.7 million (net after a $1.0 million tax benefit) to reflect its best estimate of the difference between the subrogation rights ($6.1 million) flowing from the indemnification payment and the net realizable value of the Pittsfield DC.

The Company intends to take an active role in limiting its potential liability with respect to KB store lease obligations and the Pittsfield DC Note. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company, or a rejection of the two distribution center leases or the lease on KB’s main office building. It is the Company’s belief that both distribution centers have been sublet by KB to unaffiliated third parties and that KB intends to retain the lease on its main office building. In its October 26, 2004, announcement, KB stated that it believed this would be the final round of store closings before its emergence from bankruptcy. Nevertheless, due to the nature of the KB bankruptcy, the Company is unable to determine at this time whether any additional liability will result from the remaining leases guaranteed by the Company or CVS that have not yet been rejected by KB. Moreover, since the typical form of guarantee permits an extension, amendment, modification or other change, the Company is unable to estimate its maximum potential amount of future payments, if any, required to satisfy lease guarantees. In the event additional leases are rejected, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

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

The following are the components of discontinued operations:

	Fiscal Year
	2004	2003	2002
(In thousands)
Loss on disposal of KB Toys business, net of income tax benefit of $4,672, $14,691, and $4,000 in fiscal years 2004, 2003, and 2002, respectively	$(6,648)	$(9,720)	$—

During fiscal year 2003, the Internal Revenue Service (the “IRS”) concluded its field examination of the Company’s consolidated income tax returns for the fiscal year 1997 through fiscal year 2000 cycle. The consolidated income tax returns for that cycle included the KB Toys business. In the fourth quarter of fiscal year 2003, the fiscal year 1997 through fiscal year 2000 IRS examination cycle was substantially resolved when the congressional Joint Committee on Taxation found no exception to the IRS field examination report (refer to Note 6 (Income Taxes) to the Consolidated Financial Statements in this Annual Report on Form 10-K

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3 — KB Toys Matters (Continued)

for further discussion). The Company has also received substantial resolution with the Appeals Division of the IRS related to a KB income tax matter for fiscal year 1996 in conjunction with the MacFrugal’s Bargains Close-outs, Inc. (“MFI”) appeal (refer to Note 6 (Income Taxes) to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion). Discontinued operations also reflect the substantial resolution and closure of tax audit activity, the closing of the statute of limitations, and changes in the expected outcome of tax contingencies related to KB state and local non-income tax matters. As a result of the substantial resolution and closure of these items, the Company has reversed previously accrued income taxes of approximately $4.7 million, and sales and use taxes of approximately $1.1 million related to discontinued operations.

On February 9, 2005 the Company commenced a suit in the Delaware Chancery Court against certain of the officers, directors and shareholders of KB alleging fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and civil conspiracy. On March 3, 2005, the United States Bankruptcy Court District of Delaware, finding that litigating the state court action would distract KB’s management and thereby hinder its ability to focus on a successful reorganization, temporarily enjoined the Company’s suit until July 15, 2005, assuming KB or the Official Committee of Unsecured Creditors propose a confirmable plan of reorganization by May 15, 2005. The Company intends to vigorously prosecute this action to recover its damages arising from defendants’ actions resulting in KB’s inability to satisfy the HCC Note.

Note 4 —	Long-Term Obligations

On October 29, 2004, the Company paid all outstanding amounts and terminated all commitments related to the $204.0 million in senior notes privately placed in 2001 (the “Senior Notes”) and repaid all amounts outstanding and terminated all commitments under its $300.0 million secured revolving credit agreement entered in 2001 (the “2001 Credit Agreement”). Due to the early termination of the Senior Notes and the 2001 Credit Agreement, fiscal year 2004 interest expense included debt prepayment charges of $8.9 million. The Senior Notes carried a weighted-average yield of 8.2% at the time of termination and ranked pari passu with the 2001 Credit Agreement. The Senior Notes and 2001 Credit Agreement were collateralized by inventories. All security interests in the collateral were released when the Senior Notes and 2001 Credit Agreement were terminated.

Also on October 29, 2004, the Company entered into a $500.0 million unsecured credit facility with a syndicate of lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts due under the 2001 Credit Agreement and the Senior Notes. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios — a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at January 29, 2005.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at January 29, 2005, was 3.2%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4 — Long-Term Obligations (Continued)

2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is affected by: a) cash inflows such as store cash, and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub- limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The borrowings outstanding under the 2004 Credit Agreement principally reflect the Company’s increased purchases of merchandise during the third quarter of fiscal year 2004 and those amounts used to terminate the Senior Notes. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $56.2 million, were $284.6 million at January 29, 2005.

Note 5 —	Commitments and Contingencies

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

The Company has purchase obligations for retail merchandise issued in the ordinary course of the Company’s business that are valued at $448.8 million, the entirety of which represents obligations due within one year of January 29, 2005. Purchase obligations also include a commitment for future inventory purchases totaling $307.3 million at January 29, 2005. The Company is not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirements of the commitment are satisfied.

The Company is involved in legal actions and claims, including various employment-related matters, arising in the ordinary course of business. The Company currently believes that such actions and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

The Company announced on August 20, 2003, that it had reached a preliminary agreement to settle a national class action lawsuit relating to certain advertising practices of KB Toys. The Court issued a final order

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5 — Commitments and Contingencies (Continued)

approving the agreement during the fourth quarter of fiscal year 2003. The Company contributed $2.1 million toward the settlement and accordingly, a charge of $1.2 million (net of tax) was recorded to discontinued operations in the third quarter of fiscal year 2003.

On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant and a $14.3 million charge (net of tax) related to KB guarantee obligations. The Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy. For a discussion of discontinued operations, refer to Note 3 (KB Toys Matters) to the Consolidated Financial Statements in this Annual Report on Form 10-K.

In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying as exempt assistant managers. As of January 29, 2005, formal discovery had just begun in each matter and the Company could not make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, employment-related matters, the lawsuits described above, and the liabilities described above that relate to the KB bankruptcy, the Company has not recorded any additional significant liabilities for other commitments and contingencies.

Note 6 —	Income Taxes

The provision (benefit) for income taxes from continuing operations was comprised of the following:

	Fiscal Year
	2004	2003	2002
(In thousands)
Federal — current	$9,481	$11,133	$(2,310)
State and local — current	(275)	7,612	2,273
Deferred — federal, state and local	3,681	4,676	49,434
Income tax provision	$12,887	$23,421	$49,397

The deferred income tax benefit from discontinued operations was $4.5 million for fiscal year 2004 and $9.1 million for fiscal year 2003.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6 — Income Taxes (Continued)

A reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	Fiscal Year
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	(1.2)	3.3	1.9
Work opportunity tax credits	(2.9)	(1.2)	(0.6)
Valuation allowance	0.9	(11.3)	3.8
Reversal of previously accrued federal taxes	—	(5.8)	—
Other, net	(2.0)	0.7	(0.6)
Effective income tax rate	29.8%	20.7%	39.5%

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

Income tax payments and refunds were as follows:

	Fiscal Year
	2004	2003	2002
(In thousands)
Income taxes paid	$23,314	$45,213	$39,066
Income taxes refunded	(10,183)	(3,692)	(74,758)
Net income taxes paid (refunded)	$13,131	$41,521	$(35,692)

In fiscal year 2002, the Company received federal tax refunds of $62.5 million relating to the carryback of the fiscal year 2000 net operating loss resulting from the sale of the KB Toys business.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6 — Income Taxes (Continued)

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 29, 2005	January 31, 2004
(In thousands)
Deferred tax assets:
Uniform inventory capitalization	$29,904	$24,175
Workers’ compensation and other insurance reserves	29,278	25,135
Depreciation and fixed asset basis differences	16,221	12,815
KB store lease and other discontinued operations contingencies	13,128	9,866
State tax net operating losses, net of federal tax benefit	12,843	12,642
Capital loss carryover	11,045	10,740
Accrued state taxes	10,209	10,278
Accrued rent	8,151	8,085
HCC Note	1,666	1,675
Valuation allowances	(18,116)	(17,411)
Other	41,662	40,739
Total deferred tax assets	155,991	138,739
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	37,520	25,564
Prepaid expenses	4,862	4,239
Lease construction reimbursements	2,733	2,537
Other	24,211	20,560
Total deferred tax liabilities	69,326	52,900
Net deferred tax assets	$86,665	$85,839

The increase in the valuation allowances from fiscal year 2003 to fiscal year 2004 relates primarily to an increase in the valuation allowances attributable to state income tax net operating loss carryforwards and capital loss carryforwards. The valuation allowances shown in the table above include state income tax valuation allowances that are net of the federal tax benefit.

Net deferred tax assets were shown separately on the Consolidated Balance Sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	January 29, 2005	January 31, 2004
(In thousands)
Current deferred income taxes	$73,845	$65,779
Noncurrent deferred income taxes	12,820	20,060
Net deferred tax assets	$86,665	$85,839

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6 — Income Taxes (Continued)

The Company has state net operating loss carryforwards primarily arising from the sale of the KB Toys business of $19.8 million. The existing state net operating loss carryforwards will expire from beginning in fiscal year 2005 and ending in fiscal year 2023.

The Company has established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

The Company has the following income tax loss and credit carryforwards at January 29, 2005, (amounts are shown net of tax):

(In thousands)
Federal:
Net capital loss carryforwards	$11,045	Expires fiscal year 2005
Foreign tax credits	233	Expires fiscal year 2010
State and local:
California enterprise zone credits	1,942	No expiration date
Columbus enterprise zone credits	1,755	Expires fiscal year 2005
California alternative minimum tax credits	87	No expiration date
Total income tax loss and credit carryforwards	$15,062

The excess foreign tax credit carryforward generated by the KB Toys business was extended to 10 years as a result of the American Jobs Creation Act of 2004.

The Company’s income taxes payable have been reduced and certain state net operating loss carryforwards increased by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $0.9 million, $0.4 million, and $1.4 million in fiscal years 2004, 2003, and 2002, respectively.

In the first quarter of fiscal year 2004, the Company settled a contingency related to a jobs creation tax credit matter and as a result reversed approximately $1.0 million of previously accrued state taxes. Closure of various state and local income tax contingencies also occurred in the fourth quarter of fiscal year 2004 resulting in a net reversal of approximately $1.8 million of previously accrued state income taxes.

During fiscal year 2004, the Company also finalized the audit of MFI consolidated income tax returns for years prior to its acquisition by the Company. MFI was acquired by the Company in 1998. These issues were substantially settled with the Appeals Division of the IRS in fiscal year 2003. Also in fiscal year 2003 various state and local income tax examinations were substantially resolved or closed. As a result, in fiscal year 2003 the Company reversed approximately $3.1 million in previously accrued federal and state income taxes relating to continuing operations and approximately $4.7 million relating to discontinued operations.

Years after fiscal year 2000 are open to examination by the IRS. Various states routinely audit the Company and its subsidiaries. The Company believes that it has adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to these years.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 —	Employee Benefit Plans

Pension Benefits

The Company has a qualified defined benefit pension plan (the “Pension Plan”) and a nonqualified supplemental defined benefit pension plan (the “Supplemental Pension Plan”) covering certain employees whose hire date precedes April 1, 1994, who have reached the age of 21, and who have worked for the Company for more than one year. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Company maintains the Supplemental Pension Plan for certain highly compensated executives whose benefits were frozen in the Pension Plan on or subsequent to January 1, 1996. The Supplemental Pension Plan constitutes a contract to pay benefits upon retirement as therein defined. The Supplemental Pension Plan is designed to pay the same benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. The Company has no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of the general creditors of the Company.

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

Equity securities	45–70%
Debt securities	30–55%
Cash equivalents	up to 25%

As permitted by the Company’s investment policy, invested Pension Plan assets may include the Company’s common shares. At December 31, 2004 and 2003, the Company owned 1,793 and 1,446 shares of Big Lots, Inc. common shares, respectively, held in a separately managed account which mirrored the holdings of a corresponding retail index fund.

Financial futures contracts and financial options contracts can be utilized for purposes of implementing bona fide hedging strategies. All assets must have readily ascertainable market value and be easily marketable. There were no futures contracts outstanding at January 29, 2005.

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

The asset allocations at December 31 by asset category were as follows:

	2004	2003
Equity securities	59.9%	64.0%
Debt securities	30.0	22.4
Cash equivalents	10.1	13.6
Total	100.0%	100.0%

The Company’s funding policy of the Pension Plan is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 — Employee Benefit Plans (Continued)

The Company expects no required contributions in fiscal year 2005. Additional discretionary contributions could be made upon further analysis of the Pension Plan during fiscal year 2005.

The Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following ten fiscal years are as follows:

Fiscal Year
(In thousands)
2005	$4,944
2006	4,974
2007	5,034
2008	5,312
2009	5,563
2010–2014	31,675
Estimated future benefit payments	$57,502

The estimated future benefit payments are based on the same assumptions as those used to measure the Company’s benefit obligations at January 29, 2005.

The components of net periodic pension cost were comprised of the following:

	Fiscal Year
	2004	2003	2002
(In thousands)
Service cost — benefits earned in the period	$3,494	$3,125	$3,550
Interest cost on projected benefit obligation	3,274	2,971	2,887
Expected investment return on plan assets	(3,420)	(2,866)	(2,163)
Amortization of prior service cost	135	135	(115)
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	1,508	1,345	1,104
Net periodic pension cost	$5,004	$4,723	$5,276

Weighted-average assumptions used to determine net periodic benefit cost were:

	Fiscal Year
	2004	2003	2002
Discount rate	6.1%	6.8%	7.2%
Rate of increase in compensation levels	4.6%	5.1%	5.5%
Expected long-term rate of return	8.5%	9.0%	9.0%
Measurement date for plan assets and benefit obligations	12/31/03	12/31/02	12/31/01

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 — Employee Benefit Plans (Continued)

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at December 31:

	Pension Plan		Supplemental Pension Plan
	2004	2003	2004	2003
(In thousands)
Projected benefit obligation	$52,073	$48,868	$5,638	$5,286
Accumulated benefit obligation	41,753	36,126	3,799	2,937
Fair market value of plan assets	52,707	42,601	—	—

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at December 31:

	2004	2003
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$54,154	$45,360
Service cost	3,494	3,125
Interest cost	3,274	2,971
Benefits paid	(5,256)	(3,913)
Actuarial loss	2,045	6,611
Projected benefit obligation at end of year	$57,711	$54,154
Change in plan assets:
Fair market value at beginning of year	$42,601	$33,524
Actual return on plan assets	3,592	7,297
Employer contribution	11,770	5,693
Benefits paid	(5,256)	(3,913)
Fair market value at end of year	$52,707	$42,601
Over (under) funded	$(5,004)	$(11,553)
Unrecognized actuarial loss	15,629	15,263
Unrecognized transition obligation	119	133
Unrecognized prior service cost	731	866
Net amount recognized	$11,475	$4,709

Prepaid benefit cost	$15,938	$8,683
Accrued benefit cost	(4,463)	(3,974)
Net amount recognized	$11,475	$4,709

Weighted-average assumptions used to determine benefit obligations for fiscal years 2004 and 2003 were:

	Fiscal Year
	2004	2003
Discount rate	5.7%	6.1%
Rate of increase in compensation levels	4.0%	4.6%
Measurement date for plan assets and benefit obligations	12/31/04	12/31/03

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 — Employee Benefit Plans (Continued)

Savings Plans

The Company has a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. The Company contributes a matching percentage of employee contributions which is invested directly in the Company’s common shares. The Company’s matching contributions are subject to IRS regulations. During the fiscal years 2004, 2003, and 2002, the Company expensed $5.4 million, $4.7 million, and $5.6 million, respectively, for Company matching contributions. In connection with its deferred compensation plan, the Company has purchased mutual fund investments of $8.5 million and $7.0 million at January 29, 2005 and January 31, 2004, respectively, which are recorded in noncurrent other assets. These investments were classified as trading securities and were recorded at their fair value. In addition, the Company has purchased company stock in connection with the deferred compensation plan of $2.5 million and $2.7 million at January 29, 2005 and Janaury 31, 2004, respectively, which are recorded as treasury stock at cost in the Consolidated Statements of Shareholders’ Equity.

Note 8 —	Leases

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

Total retail store and warehouse lease expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases of stores, warehouses, and offices consisted of the following:

	Fiscal Year
	2004	2003	2002
(In thousands)
Minimum leases	$240,930	$217,085	$207,578
Contingent leases	936	509	1,527
Total retail store and warehouse lease expense	$241,866	$217,594	$209,105

Fiscal years 2004 and 2003 exclude lease related expenses for the KB Toys business of $9.3 million and $24.0 million, respectively. This lease expense was related to KB leases which were rejected during the KB Toys bankruptcy and guaranteed by the Company.

Future minimum commitments for store and warehouse operating leases, excluding real estate taxes, CAM, and property insurance, at January 29, 2005, were as follows:

Fiscal Year
(In thousands)
2005	$192,008
2006	173,258
2007	144,069
2008	117,543
2009	85,034
Thereafter	151,639
Total store and warehouse operating leases	$863,551

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9 —	Shareholders’ Equity

Earnings per Share

There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at January 29, 2005, which were excluded from the computation of earnings per share.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	Fiscal Year
	2004	2003	2002
(In thousands)
Weighted-average common shares outstanding:
Basic	114,281	116,757	115,865
Dilutive effect of stock options and restricted shares	520	496	842
Diluted	114,801	117,253	116,707

The dilutive effect of stock options excludes the incremental effect related to outstanding stock options with an exercise price in excess of the common shares weighted-average market price. Such options are excluded as the effect would be antidilutive. In addition, unvested restricted shares representing 172,000 at January 29, 2005, are also excluded from the diluted earnings per share. At the end of fiscal years 2004, 2003, and 2002, stock options outstanding with an exercise price greater than the weighted-average market price were 5.1 million, 6.5 million, and 3.6 million, respectively.

In May 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares having an aggregate cost of $75.0 million with an average price paid per share of $13.82. The repurchased common shares were placed into treasury and are expected to be used for general corporate purposes including the issuance of shares for employee benefits, the exercise of stock options, and the issuance of restricted shares.

Note 10 —	Stock Plans

Stock Option Plans

The Big Lots, Inc. 1996 Performance Incentive Plan, as amended (the “1996 Incentive Plan”), authorizes the issuance of incentive and nonqualified stock options, restricted stock, performance units, stock equivalent units, and stock appreciation rights (“SARs”). The Company has not issued performance units, stock equivalent units, or SARs under the 1996 Incentive Plan. The number of common shares initially available for issuance under the 1996 Incentive Plan was 3,125,000 shares plus an additional 1% of the total number of issued shares, including any treasury shares, at the start of the Company’s fiscal year plus shares available, but not issued in previous years of the 1996 Incentive Plan. Total common shares available for use under the 1996 Incentive Plan, combined with any awards of stock options or restricted stock outstanding from all equity compensation plans of the Company, shall not exceed 15% of the total issued and outstanding common shares as of any measurement date. The Nominating and Compensation Committee of the Board of Directors, which is charged with administering the 1996 Incentive Plan, determines the term of each award. Options granted to employees expire on the lesser of: (a) the term set by the Nominating and Compensation Committee, which has historically been 10 years from the grant date; (b) one year following death or disability; or (c) three months following termination. Stock options granted under the 1996 Incentive Plan may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value, as defined by the

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10 — Stock Plans (Continued)

1996 Incentive Plan, of the underlying common shares on the date of award. The award price of a SAR is to be a fixed amount not less than 100% of the fair market value of a common share at the date of award. Unless there is a Change in Effective Control, as defined by the 1996 Incentive Plan, the options vest ratably over a five-year period, 20% of the shares on each anniversary. Upon a Change in Effective Control of the Company, all awards outstanding under the 1996 Incentive Plan automatically vest.

The Company maintains the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The number of common shares initially available for issuance under the Director Stock Option Plan was 781,250 shares. The Director Stock Option Plan is administered by the Nominating and Compensation Committee of the Board of Directors pursuant to an established formula. Neither the Board of Directors nor the Nominating and Compensation Committee exercise any discretion in administration of the Director Stock Option Plan. Grants are made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of the Company’s common shares which become fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Options granted to non- employee directors expire on the lesser of: (a) 10 years plus one month; or (b) one year following death or disability; or (c) at the end of the trading window immediately following termination.

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

	Fiscal Year
	2004	2003	2002
Weighted-average fair value of options granted	$5.48	$5.49	$6.51
Risk-free interest rates	3.1%	3.0%	4.3%
Expected life (years)	5.2	4.8	5.4
Expected volatility	39.0%	58.0%	54.8%
Expected annual forfeiture	3.0%	0.0%	0.0%

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10 — Stock Plans (Continued)

The following table summarizes information about the Company’s stock option plans at January 29, 2005:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal	Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$ 1	$ 10	146,600	6.8	$ 9.75	98,300	$ 9.75
$ 10	$ 20	9,285,202	6.7	12.95	3,978,895	12.81
$ 20	$ 30	629,688	2.1	26.35	629,688	26.35
$ 30	$ 40	519,510	3.1	37.38	519,510	37.38
$ 40		28,500	2.9	40.80	28,500	40.80
		10,609,500	6.2	$ 14.97	5,254,893	$ 16.95

Changes in the status of outstanding options were as follows:

	Options	Price (a)
Outstanding at February 2, 2002	10,067,421	$16.65
Granted	1,931,800	12.36
Exercised	1,323,401	12.16
Forfeited	1,270,727	22.86
Outstanding at February 1, 2003	9,405,093	15.56
Granted	2,285,400	11.37
Exercised	327,675	11.27
Forfeited	637,902	16.69
Outstanding at January 31, 2004	10,724,916	14.73
Granted	2,718,800	14.77
Exercised	1,050,787	11.42
Forfeited	1,783,429	15.31
Outstanding at January 29, 2005	10,609,500	$14.97

(a)	Weighted-average per share exercise price.

During fiscal year 2004, the Company granted 172,000 restricted common shares with a closing market price of $10.85 to certain executives. At January 29, 2005, none of the shares have vested. The restricted stock grants were made in accordance with the 1996 Incentive Plan and are subject to a Restricted Stock Award Agreement dated January 6, 2005. The restricted stock grants vest equally over a three-year period and will fully vest if the employee is involuntarily terminated for any reason other than cause before the lapse of such three-year period. The restricted stock grants will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is involuntarily terminated for cause. The market value of the restricted shares was $1.9 million and is being amortized on a straight-line basis to expense over the vesting period. The unamortized portion of the restricted stock grant is included as a separate component of shareholders’ equity.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11 —	Additional Data

The following schedule is a summary of other current assets, property and equipment — net, accrued liabilities, and other liabilities:

	January 29, 2005	January 31, 2004
(In thousands)
Accounts receivable	$13,185	$9,830
Refundable taxes	6,351	10,017
Prepaid expenses and other current assets	43,864	37,605
Other current assets	$63,400	$57,452

	January 29, 2005	January 31, 2004
(In thousands)
Land and land improvements	$39,913	$39,688
Buildings and leasehold improvements	649,618	602,840
Fixtures and equipment	664,352	604,706
Transportation equipment	22,741	21,912
Construction-in-progress	10,336	14,340
Property and equipment — cost	1,386,960	1,283,486
Less accumulated depreciation and amortization	738,219	661,488
Property and equipment — net	$648,741	$621,998

	January 29, 2005	January 31, 2004
(In thousands)
Property, payroll, and other taxes	$102,118	$92,486
Insurance reserves	45,255	37,011
Operating expenses	58,792	56,642
KB bankruptcy related reserves	32,498	24,281
Salaries and wages	20,860	29,543
Interest and taxes	3,213	13,836
Accrued liabilities	$262,736	$253,799

	January 29, 2005	January 31, 2004
(In thousands)
Insurance reserves	$35,955	$29,322
Deferred incentive rent	39,533	32,302
Other long-term liabilities	10,893	10,457
Other liabilities	$86,381	$72,081

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11 — Additional Data (Continued)

The following analysis supplements changes in assets and liabilities, excluding the effect of discontinued operations, presented in the Consolidated Statements of Cash Flows:

	Fiscal Year
	2004	2003	2002
(In thousands)
Inventories	$(65,447)	$(53,359)	$(70,917)
Other current assets	(5,948)	(405)	(8,621)
Other assets	(8,633)	(3,338)	437
Accounts payable	(12,107)	42,071	3,577
Accrued operating expenses	9,548	(18,827)	52,875
Interest and income taxes	(7,259)	(11,837)	22,050
Other liabilities	19,815	39,569	12,921
Change in assets and liabilities, excluding the effect of discontinued operations	$(70,031)	$(6,126)	$12,322

In fiscal year 2004, the $65.4 million change in inventories was primarily due to decreased customer traffic and opportunistic closeout purchases.

In fiscal year 2003, the $53.4 million increase in inventories was primarily due to increased receipts of furniture merchandise substantially offset by an increase in accounts payable of $42.1 million.

In fiscal year 2002, the $70.9 million change in inventories was primarily due to a prior year inventory charge of $62.4 million (before tax). The fiscal year 2001 inventory charge represented: a) costs to modify the Company’s product assortment and exit certain merchandise categories ($10.0 million before tax); b) adjustments to the estimated capitalized freight costs related to inbound imported inventories in response to better systems and information ($24.9 million before tax); and c) adjustments to inventory-related costs that were identified as a result of the completion of a significant multiyear conversion to a detailed stock keeping unit inventory management system ($27.5 million before tax). The $52.9 million change in accrued operating expenses in fiscal year 2002 was primarily due to increased reserves in areas such as insurance, bonus compensation, rent, and real estate taxes. The $22.1 million change in interest and income taxes in fiscal year 2002 was primarily due to refunds of $62.5 million from the utilization of the net operating losses and alternative minimum tax, work opportunity, and low income housing credit carryforwards from fiscal year 2000. These refunds were netted against net current tax payments of $39.1 million.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12 —	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal years 2004 and 2003 have been restated as follows:

Fiscal Year 2004	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,019,198	$994,950	$980,027	$1,380,897	$4,375,072
Gross profit	420,270	406,268	396,211	554,688	1,777,437
Income (loss) from continuing operations — as previously reported	6,707	(7,288)	(24,812)	Not reported	Not reported
Income (loss) from continuing operations — restated	6,351	(7,731)	(25,415)	57,206	30,411
Net income (loss) — as previously reported	6,707	(7,288)	(31,460)	Not reported	Not reported
Net income (loss) — restated	6,351	(7,731)	(32,063)	57,206	23,763
Income (loss) per common share — basic, as previously reported:
Continuing operations	0.06	(0.06)	(0.22)	Not reported	Not reported
Discontinued operations	—	—	(0.06)	Not reported	Not reported
	0.06	(0.06)	(0.28)	—	—
Income (loss) per common share — basic, restated:
Continuing operations	0.05	(0.07)	(0.23)	0.51	0.27
Discontinued operations	—	—	(0.06)	—	(0.06)
	0.05	(0.07)	(0.29)	0.51	0.21
Income (loss) per common share — diluted, as previously reported:
Continuing operations	0.06	(0.06)	(0.22)	Not reported	Not reported
Discontinued operations	—	—	(0.06)	Not reported	Not reported
	0.06	(0.06)	(0.28)	—	—
Income (loss) per common share — diluted, restated:
Continuing operations	0.05	(0.07)	(0.23)	0.51	0.27
Discontinued operations	—	—	(0.06)	—	(0.06)
	$0.05	$(0.07)	$(0.29)	$0.51	$0.21

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12 — Selected Quarterly Financial Data (Unaudited) (Continued)

Fiscal Year 2003	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$948,382	$949,275	$948,117	$1,328,609	$4,174,383
Gross profit	398,112	391,641	392,220	564,386	1,746,359
Income (loss) from continuing operations — as previously reported	10,193	(7,969)	(5,118)	93,789	90,895
Income (loss) from continuing operations — restated	9,881	(8,228)	(5,459)	93,746	89,940
Net income (loss) — as previously reported	10,193	(7,969)	(6,377)	85,328	81,175
Net income (loss) — restated	9,881	(8,228)	(6,718)	85,285	80,220
Income (loss) per common share — basic, as previously reported:
Continuing operations	0.09	(0.07)	(0.04)	0.80	0.78
Discontinued operations	—	—	(0.01)	(0.07)	(0.08)
	0.09	(0.07)	(0.05)	0.73	0.70
Income (loss) per common share — basic, restated:
Continuing operations	0.08	(0.07)	(0.05)	0.80	0.77
Discontinued operations	—	—	(0.01)	(0.07)	(0.08)
	0.08	(0.07)	(0.06)	0.73	0.69
Income (loss) per common share — diluted, as previously reported:
Continuing operations	0.09	(0.07)	(0.04)	0.80	0.78
Discontinued operations	—	—	(0.01)	(0.07)	(0.09)
	0.09	(0.07)	(0.05)	0.73	0.69
Income (loss) per common share — diluted, restated:
Continuing operations	0.08	(0.07)	(0.05)	0.80	0.77
Discontinued operations	—	—	(0.01)	(0.07)	(0.09)
	$0.08	$(0.07)	$(0.06)	$0.73	$0.68

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

As part of these disclosure controls and procedures, the Company reviewed the appropriateness of its accounting policies. In light of views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005, the Company reviewed its accounting practices for operating leases. As part of this review, the Company initiated a reassessment of its policy related to the accounting for operating leases with scheduled rent increases. The Company determined that its policy should be corrected to recognize minimum rent payments on a straight-line basis beginning with the time the Company takes possession of the premises, instead of the previous policy of using the earlier of the commencement date of the lease or the store opening date. The previously reported financial statements in this Annual Report on Form 10-K have been restated to reflect this correction.

Also as part of this review, the Company initiated a reassessment of its policy that classified tenant allowances as a reduction to property and equipment. The Company determined that its policy should be corrected to treat lease incentives received as a deferred liability amortized over the lease term. The previously reported financial statements included in this Annual Report on Form 10-K have been restated to reflect this correction.

In completing this review, the Company also determined that it should correct the classification of the assets and liabilities of its deferred compensation in fiscal years prior to 2004. Certain mutual funds and company stock purchased in connection with the deferred compensation plan have been restated from cash and cash equivalents to other assets and treasury stock, respectively, and the related liability was corrected from accrued liabilities to other non-current liabilities in the Consolidated Balance Sheet at January 31, 2004 and the acquisition of treasury stock has been corrected to be shown as a component of financing activity rather than operating activity in the Consolidated Statements of Cash Flows.

In reaching its conclusion that the internal control over financial reporting was effective as of January 29, 2005, management carefully considered the facts and circumstances surrounding the restatement of the Company’s previously issued financial statements. Management concluded that the restatement was limited to the lease issues and the prior year’s classification of the assets and liabilities of a deferred compensation plan discussed above and was not indicative of a broader issue concerning the application of generally accepted accounting principles. Management further concluded that the actual and potential misstatement related to these issues was not material and, accordingly, did not rise to the level of a material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Internal control systems, no matter how well designed and operated, have inherent limitations, including the possibility of the circumvention or overriding of controls. Due to these inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. As a result, projections of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control system as of January 29, 2005. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting, in all material respects, as of January 29, 2005.

The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions “Governance of the Company” and “Stock Ownership” in the 2005 Proxy Statement, with respect to directors, the code of ethics, the Audit Committee, the audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Governance of the Company — Director Compensation,” “Executive Compensation,” and “Nominating and Compensation Committee Report on Executive Compensation” in the 2005 Proxy Statement, with respect to director and executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership — Ownership of Company Stock by Certain Beneficial Owners and Management” in the 2005 Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policy

The Audit Committee of the Board has adopted the Audit and Non-Audit Services Pre-Approval Policy. Under the policy, the Audit Committee is required to pre-approve all audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of those services does not impair the independent auditor’s independence. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization. The Audit Committee requires the independent auditor and management to report on the actual fees incurred for each category of service at Audit Committee meetings throughout the year.

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

Consistent with the policy, all audit and non-audit services rendered by the Company’s independent auditors in fiscal year 2004, including the related fees, were pre-approved by the Audit Committee.

Audit and Non-Audit Fees

The fees incurred by the Company for the professional services rendered by Deloitte & Touche LLP, the Company’s independent auditor, during the two most recently completed fiscal years were as follows:

	Fiscal Year
	2004	2003
(In thousands)
Audit fees	$1,367	$436
Audit-related fees (a)	120	67
Tax fees (b)	114	148
All other fees	—	—
Total fees	$1,601	$651

(a)	Principally audits of employee benefit plans, accounting consultation and nonrecurring services related to compliance with the Sarbanes-Oxley Act of 2002.

(b)	Principally tax return preparation, tax planning, and tax compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

		Page
1.	Financial Statements
	Reports of Independent Registered Public Accounting Firm	33
	Consolidated Statements of Operations	35
	Consolidated Balance Sheets	36
	Consolidated Statements of Shareholders’ Equity	37
	Consolidated Statements of Cash Flows	38
	Notes to Consolidated Financial Statements	39

2.	Financial Statement Schedules

Schedule	Description
II	Valuation and Qualifying Accounts	73

All other financial statements and schedules not listed in the preceding indexes are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the Consolidated Financial Statements or Notes thereto.

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Inventory Valuation Allowance	Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deductions	End of Year
(In thousands)
Fiscal year ended January 29, 2005	$2,651	243	1,500	(b)	618	$776
Fiscal year ended January 31, 2004	$2,879	268	—		496	$2,651	(a)
Fiscal year ended February 1, 2003	$1,672	1,337	—		130	$2,879	(a)

(a)	Consists primarily of reserve for merchandise returns and markdowns of aged goods.

(b)	Certain amounts were reclassified to other balance sheet accounts during the fiscal year ended January 29, 2005.

3.	Exhibits. Exhibits marked with an asterisk (*) are filed herein. Copies of exhibits will be furnished upon written request and payment of the Company’s reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.22 are management contracts or compensatory plans or arrangements required to be filed as an exhibit.

Exhibit No.	Document
2	Agreement of Merger dated May 15, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).
3.1
Amended Articles of Incorporation of the Company dated May 15, 2001 (Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).

3.2	Code of Regulations of the Company (Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001, and incorporated herein by reference).
4	Specimen Common Share Certificate of the Company (Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).
10.1
Big Lots, Inc. 1996 Performance Incentive Plan, as amended and restated effective May 15, 2001 (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 and incorporated herein by reference).

10.2	Form of Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 9, 2004, and incorporated herein by reference).
10.3
Big Lots, Inc. Executive Stock Option and Stock Appreciation Rights Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement Under the Securities Act of 1933, and incorporated herein by reference).

10.4
Big Lots, Inc. Amended and Restated Director Stock Option Plan (Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933, and incorporated herein by reference).

10.5
First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan dated August 20, 2002 (Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, and incorporated herein by reference).

10.6
Form of Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2004, and incorporated herein by reference).

10.7
The 1998 Big Lots, Inc. Key Associate Annual Incentive Compensation Plan, as amended (Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002, and incorporated herein by reference).

10.8*	Big Lots Savings Plan, as amended and restated effective January 1, 2005.
10.9	Big Lots, Inc. Supplemental Savings Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and incorporated herein by reference).
10.10*	Big Lots Defined Benefit Pension Plan, as amended and restated effective January 1, 2005.
10.11	Big Lots Stores, Inc. Supplemental Defined Benefit Pension Plan (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and incorporated herein by reference).
10.12	Big Lots Executive Benefit Plan (Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and incorporated herein by reference).

Exhibit No.	Document
10.13	Big Lots, Inc. Director Compensation Package dated January 2005 (Exhibit 10 to the Company’s Current Report on Form 8-K dated January 27, 2005, and incorporated herein by reference).
10.14	Employment Agreement with Michael J. Potter dated January 6, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2005, and incorporated herein by reference).
10.15	Employment Agreement with Brad A. Waite dated February 1, 2004 (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and incorporated herein by reference).
10.16
Employment Agreement with John C. Martin dated December 1, 2003 (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003, and incorporated herein by reference).

10.17
Employment Agreement with Donald A. Mierzwa dated February 1, 2004 (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and incorporated herein by reference).

10.18
Employment Agreement with Kent A.W. Larsson dated February 1, 2004 (Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and incorporated herein by reference).

10.19	Form of Executive Severance Agreement (Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999, and incorporated herein by reference).
10.20	Form of Senior Executive Severance Agreement (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999, and incorporated herein by reference).
10.21	Form of Retention Package (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 6, 2005, and incorporated herein by reference).
10.22	Form of Restricted Stock Award Agreement (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 6, 2005, and incorporated herein by reference).
10.23
Credit Agreement dated October 29, 2004, by and among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2004, and incorporated herein by reference).

10.24
Security Agreement dated as of October 29, 2004, by and between Big Lots Stores Inc. and Big Lots Capital, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 29, 2004, and incorporated herein by reference).

10.25
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000, and incorporated herein by reference).

21*	Subsidiaries of the Company.
23*	Consent of Deloitte & Touche LLP.
24.1*	Power of Attorney for Sheldon M. Berman.
24.2*	Power of Attorney for David T. Kollat.
24.3*	Power of Attorney for Brenda J. Lauderback.
24.4*	Power of Attorney for Philip E. Mallott.
24.5*	Power of Attorney for Ned Mansour.
24.6*	Power of Attorney for Michael J. Potter.
24.7*	Power of Attorney for Russell Solt.
24.8*	Power of Attorney for James R. Tener.

Exhibit No.	Document
24.9*	Power of Attorney for Dennis B. Tishkoff.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

Date: April 18, 2005	BIG LOTS, INC By: /s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 18, 2005	By: /s/ Michael J. Potter Michael J. Potter Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: April 18, 2005	By: /s/ Joe R. Cooper Joe R. Cooper Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 18, 2005	Sheldon M. Berman David T. Kollat Brenda J. Lauderback Philip E. Mallott Ned Mansour Michael J. Potter Russell Solt James R. Tener Dennis B. Tishkoff Directors

Charles W. Haubiel II, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities indicated and on the date stated, such persons being a majority of the Directors of the Registrant.

Dated: April 18, 2005	By: /s/ Charles W. Haubiel II Charles W. Haubiel II Attorney-in-Fact