Form 10-Q
period 2005-04-30
BIG LOTS INC
filed 2005-06-06
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 1, 2005, was 113,688,479.

BIG LOTS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

Page
Part I. Financial Information	2

Item 1. Financial Statements	2

a) Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 30, 2005 (Unaudited) and May 1, 2004 (as Restated and Unaudited)	2

b) Condensed Consolidated Balance Sheets at April 30, 2005 (Unaudited) and January 29, 2005	3

c) Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended April 30, 2005 (Unaudited) and May 1, 2004 (as Restated and Unaudited)	4

d) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2005 (Unaudited) and May 1, 2004 (as Restated and Unaudited)	5

e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information	36

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signature	38
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
		May 1, 2004
		(as restated -
	April 30, 2005	see Note 2)

Net sales	$1,099,090	$1,019,198
Cost of sales	650,421	598,928

Gross profit	448,669	420,270
Selling and administrative expenses	408,338	382,738
Depreciation expense	26,951	23,978

Operating profit	13,380	13,554
Interest expense	1,174	4,610
Interest income	(31)	(358)

Income before income taxes	12,237	9,302
Income tax expense	4,437	2,951

Net income	$7,800	$6,351

Income per common share – basic	$0.07	$0.05

Income per common share – diluted	$0.07	$0.05

Weighted-average common shares outstanding:
Basic	112,969	117,275
Dilutive effect of stock options	374	1,019

Diluted	113,343	118,294

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	April 30, 2005	January 29, 2005

ASSETS
Current assets:
Cash and cash equivalents	$10,945	$2,521
Inventories	897,030	895,016
Deferred income taxes	73,729	73,845
Other current assets	63,755	63,400

Total current assets	1,045,459	1,034,782

Property and equipment – net	637,031	648,741
Deferred income taxes	20,051	12,820
Other assets	35,650	37,241

Total assets	$1,738,191	$1,733,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,161	$149,777
Accrued liabilities	276,309	262,736

Total current liabilities	451,470	412,513

Long-term obligations	106,900	159,200
Other liabilities	90,310	86,381
Commitments and contingencies
Shareholders’ equity:
Preferred shares – authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares – authorized 298,000 shares; $0.01 par value; issued 117,495 shares and 117,495 shares, respectively; outstanding 113,294 shares and 112,780 shares, respectively	1,175	1,175
Treasury shares - 4,201 shares and 4,715 shares, respectively, at cost	(56,785)	(64,029)
Unearned compensation	(1,659)	(1,814)
Additional paid-in capital	471,612	472,790
Retained earnings	675,168	667,368

Total shareholders’ equity	1,089,511	1,075,490

Total liabilities and shareholders’ equity	$1,738,191	$1,733,584

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

						Additional
	Common		Treasury		Unearned	Paid-In	Retained
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Total
Balance – January 31, 2004	116,594	$1,169	333	$(2,735)	$—	$466,740	$643,605	$1,108,779
Net income	—	—	—	—	—	—	6,351	6,351
Exercise of stock options and related tax effects	230	2	—	—	—	2,879	—	2,881
Employee benefits paid with common shares	316	3	—	—	—	4,764	—	4,767
Treasury shares acquired for deferred compensation plan	(15)	—	15	(371)	—	—	—	(371)

Balance – May 1, 2004 (as restated – see Note 2)	117,125	1,174	348	(3,106)	—	474,383	649,956	1,122,407
Net income	—	—				—	17,412	17,412
Exercise of stock options and related tax effects	22	1	—	—	—	(1,082)	—	(1,081)
Purchases of common shares	(5,427)	—	5,427	(75,000)	—	—	—	(75,000)
Treasury shares used for deferred compensation plan	89	—	(89)	587	—	—	—	587
Treasury share issuances for stock options	799	—	(799)	11,113	—	—	—	11,113
Treasury share issuances for restricted shares	172	—	(172)	2,377	(1,866)	(511)	—	—
Earned compensation on restricted shares	—	—	—	—	52	—	—	52

Balance – January 29, 2005	112,780	1,175	4,715	(64,029)	(1,814)	472,790	667,368	1,075,490
Net income	—	—	—	—	—	—	7,800	7,800
Employee benefits paid with treasury shares	447	—	(447)	6,213	—	(1,041)	—	5,172
Treasury shares used for deferred compensation plan	3	—	(3)	139	—	—	—	139
Treasury share issuances for stock options and related tax effects	64	—	(64)	892	—	(137)	—	755
Earned compensation on restricted shares	—	—	—	—	155	—	—	155

Balance – April 30, 2005	113,294	$1,175	4,201	$(56,785)	$(1,659)	$471,612	$675,168	$1,089,511

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
		May 1, 2004
		(as restated -
	April 30, 2005	see Note 2)

Operating activities:
Net income	$7,800	$6,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	25,647	23,371
Deferred income taxes	(7,115)	(2,769)
(Gain) loss on sale of equipment	(8)	46
Employee benefits paid with Company shares	5,172	4,767
Other	21	252
Change in assets and liabilities	43,607	(57,463)

Net cash provided by (used in) operating activities	75,124	(25,445)

Investing activities:
Capital expenditures	(15,310)	(24,722)
Purchase of short-term investments	—	(97,550)
Redemption of short-term investments	—	59,225
Cash proceeds from sale of equipment	77	37
Other	(41)	(68)

Net cash used in investing activities	(15,274)	(63,078)

Financing activities:
Proceeds from long-term obligations	529,300	—
Payments for long-term obligations	(581,600)	—
Proceeds from the exercise of stock options	734	2,630
Treasury shares used (acquired) for deferred compensation plan	139	(371)
Other	1	—

Net cash (used in) provided by financing activities	(51,426)	2,259

Increase (decrease) in cash and cash equivalents	8,424	(86,264)
Cash and cash equivalents:
Beginning of period	2,521	174,003

End of period	$10,945	$87,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,223	$—
Cash paid for income taxes (excluding refunds)	$570	$11,166

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company is the nation’s largest broadline closeout retailer. At April 30, 2005, the Company operated a total of 1,519 stores in 46 states with 1,476 stores under the name Big Lots® and 43 stores under the name Big Lots Furniture®. The Company’s goal is to build upon its leadership position in broadline closeout retailing by expanding its market presence in both existing and new markets. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.

Fiscal Year

The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal year 2005 is comprised of 52 weeks and ends on January 28, 2006. Fiscal year 2004 was comprised of 52 weeks and ended on January 29, 2005. The fiscal quarters ended April 30, 2005 and May 1, 2004 were both comprised of thirteen weeks.

Segment Reporting

The Company manages its business based on one segment, broadline closeout retailing. At April 30, 2005 and May 1, 2004, all of the Company’s operations were located within the United States of America. The following data is presented in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
(In thousands)
Consumables	$312,358	$318,601
Home	342,589	299,230
Seasonal and toys	201,913	194,493
Other	242,230	206,874

Net sales	$1,099,090	$1,019,198

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes hardlines, (which consists of electronics, small appliances, home maintenance and tools), infant, sporting goods, apparel, and wholesale. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s results.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Balance Sheet at April 30, 2005, and the Condensed Consolidated Statements of Operations for the thirteen weeks ended April 30, 2005 and May 1, 2004 (as restated, see Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), and the Condensed Consolidated Statements of Shareholders’ Equity and of Cash Flows for the thirteen weeks ended April 30, 2005 and May 1, 2004 (as restated, see Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), have been prepared by the Company without audit. In the opinion of management, all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for all periods presented have been made. The Condensed Consolidated Financial Statements include all the accounts of the Company. All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Interim results are not necessarily indicative of results for a full year.

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

Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that could materially reduce its cost of sales.

Intangible Assets

Trademarks, service marks, and other intangible assets are stated at cost and are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset are calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. The value of the Company’s intangible assets was $0.8 million and $0.8 million at April 30, 2005 and January 29, 2005, respectively. The related accumulated amortization was $0.1 million and $0.1 million at April 30, 2005 and January 29, 2005, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

The estimated useful lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5 - 40 years
Fixtures and equipment	5 - 15 years
Transportation equipment	3 - 7 years

There was no capitalized interest for the thirteen weeks ended April 30, 2005. Capitalized interest was $0.2 million for the thirteen weeks ended May 1, 2004.

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

Computer Software Costs

The Company capitalizes certain computer software costs after the application development stage has been established. Capitalized computer software costs are depreciated using the straight-line method over five years. The net book value of computer software costs was $13.5 million and $14.2 million at April 30, 2005 and January 29, 2005, respectively.

Stock Options

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, as permitted by this standard, continues to apply the recognition and measurement principles of APB 25 to its stock options and other stock-based employee compensation awards.

The following table presents the compensation cost of the Company’s stock options using the fair value method:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
(In thousands, except per share amounts)
Net income:
As reported	$7,800	$6,351
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	867	1,376

Pro forma	$6,933	$4,975

Income per common share — basic:
As reported	$0.07	$0.05
Pro forma	$0.06	$0.04

Income per common share — diluted:
As reported	$0.07	$0.05
Pro forma	$0.06	$0.04

The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. In addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions used in each of the respective periods were as follows:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Weighted-average fair value of options granted	$4.60	$5.56
Risk-free interest rate	3.8%	3.1%
Expected life (years)	5.3	5.2
Expected volatility	41.8%	39.1%
Expected annual forfeiture	3.0%	3.0%

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of at least Aa. To develop the expected long-term rate of return on assets, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio.

The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

(In thousands)
Service cost — benefits earned in the period	$828	$873
Interest cost on projected benefit obligation	787	818
Expected investment return on plan assets	(1,067)	(855)
Amortization of actuarial loss	331	378
Amortization of prior service cost	34	34
Amortization of transition obligation	3	3

Net periodic pension cost	$916	$1,251

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Discount rate	5.7%	6.1%
Rate of increase in compensation levels	4.0%	4.6%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/04	12/31/03

The Company’s funding policy is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contributions in fiscal year 2005. Additional discretionary contributions could be made upon further analysis of the Pension Plan during fiscal year 2005. No contributions were made during the thirteen weeks ended April 30, 2005.

Insurance Reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical and dental benefit claims, and the Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

Fair Value

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations was estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The estimated fair value of the Company’s long-term obligations at April 30, 2005 and January 29, 2005 approximates fair value since the interest rates are variable and approximate current market rates.

Commitments and Contingencies

In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under freight on board (“FOB”) origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

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

Outbound distribution and transportation costs were $59.4 million and $59.5 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $23.9 million and $20.9 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

Earnings per Share

Basic earnings per share are calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the additional dilutive effect of stock options, calculated using the treasury stock method.

The dilutive effect of stock options excludes the incremental effect related to outstanding stock options with an exercise price in excess of the common shares weighted-average market price. Such options are excluded as the effect would be anti-dilutive. At the end of the first quarter of fiscal years 2005 and 2004, stock options outstanding with an exercise price greater than the weighted-average market price were 9.0 million and 4.1 million, respectively.

Store Pre-opening Costs

Pre-opening costs related to new store openings and the construction periods are expensed as incurred.

Discontinued Operations

The reserve for discontinued operations, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, includes management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) as part of its bankruptcy proceeding. For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not yet determined the financial statement impact, if any, of implementing FIN 47.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet determined the financial statement impact, if any, of implementing SFAS 153.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123r”), “Share-Based Payments.” This standard supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123r requires the use of the fair value method and eliminates the Company’s ability to account for share-based compensation using the intrinsic method prescribed in APB 25, which was permitted under SFAS No. 123, (as originally issued), “Accounting for Stock-based Compensation.” This standard will apply to all awards granted, modified, cancelled, or repurchased after adoption of the standard, as well as to the unvested portion of awards granted prior to adoption of the standard. The Company is currently evaluating the provisions of this standard and will begin expensing stock options in fiscal year 2006.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In light of views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005, the Company reviewed its accounting practices for operating leases during the fourth quarter of fiscal year 2004 and restated its financial statements for fiscal years 2000, 2001, 2002, 2003 and the first three quarters of fiscal year 2004 in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Under the requirements of the FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. Historically, the Company had determined that the term of the lease began on the earlier of the commencement date of the lease or the store opening date, rather than at the time the Company took physical possession of the property to start construction of leasehold improvements. This had the effect of excluding the construction period of the stores from the straight-line rent calculation. The Company corrected its accounting policy to begin the lease term at the possession date. The Company restated its previously reported financial statements to correct its accounting to include construction periods in store operating leases.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. Historically, the Company had classified tenant allowances as a reduction to property and equipment instead of as a deferred lease credit on the Consolidated Balance Sheets. As a result, the Company also amortized the deferred lease credit over the asset life instead of over the lease term and reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense and reflected tenant allowances as a reduction of capital expenditures within investing activities instead of a change in operating activities in the Consolidated Statements of Cash Flows. The Company reassessed this accounting policy and corrected its accounting policy to treat lease incentives received as a deferred liability amortized over the lease term. The Company also restated the previously reported Consolidated Financial Statements to properly account for tenant allowances.

Subsequent to the issuance of the Company’s fiscal 2003 financial statements, the Company’s management determined that investments in certain mutual funds and company stock associated with a non-qualified deferred compensation plan were incorrectly presented as cash instead of non-current assets and treasury stock on the Consolidated Balance Sheet. Furthermore, the corresponding deferred compensation liability was incorrectly presented as a current liability instead of a non-

current liability and the acquisition of treasury stock was incorrectly presented as a component of operating activity instead of as a component of financing activity in the Consolidated Statements of Cash Flows.

The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections was not material to any quarterly or annual period; however, the cumulative effect of these corrections was material to the fourth quarter of fiscal year 2004. As a result, the Company recorded the cumulative effect as of fiscal year 2000, and restated the Consolidated Balance Sheet at January 31, 2004, and the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the years ended January 31, 2004 and February 1, 2003 in the Company’s Annual Report on Form 10-K for the period ended January 29, 2005. Additionally, the Company restated the quarterly financial information for fiscal year 2003, and the first three quarters of fiscal year 2004 in the Company’s Annual Report on Form 10-K for the period ended January 29, 2005.

The cumulative effect of these accounting corrections reduced shareholders’ equity by $7.3 million at the beginning of fiscal year 2004. The restatement principally resulted in a decrease to net income of $0.4 million for the thirteen weeks ended May 1, 2004. Additionally, the restatement resulted in a decrease in cash flows used in operating activities of $1.0 million, an increase in cash flows used in investing activities of $1.6 million, and a decrease in cash provided by financing activities of $0.4 million for the thirteen weeks ended May 1, 2004.

Investments in auction rate preferred securities and municipal auction rate securities (collectively, “auction rate securities”) were reclassified from cash and cash equivalents to short-term investments. The Company has made corresponding adjustments to its Condensed Consolidated Statement of Cash Flows for the thirteen week period ended May 1, 2004 to reflect the purchases and redemptions of auction rate securities as investing activities rather than as a component of cash and cash equivalents. This reclassification was made because the auction rate securities had stated maturities beyond three months. The auction rate securities reclassification resulted in an increase in purchases and redemptions of short-term investments of $97.5 million and $59.2 million, respectively, resulting in a net increase in cash used in investing activities of $38.3 million in the Condensed Consolidated Statement of Cash Flows for the thirteen week period ended May 1, 2004. The reclassifications had no impact on the Company’s results of operations or financial condition.

The following tables summarize the effect of the restatement adjustments and reclassifications in the Condensed Consolidated Financial Statements:

	As Previously
Thirteen Weeks Ended May 1, 2004	Reported	Adjustments	As Restated

(In thousands, except per share amounts)
Selling and administrative expenses	$406,106	$(23,368)	$382,738
Depreciation expense	—	23,978	23,978
Operating profit	14,164	(610)	13,554
Income before income taxes	9,912	(610)	9,302
Income tax expense	3,205	(254)	2,951
Net income	$6,707	$(356)	$6,351

Income per common share — basic:	$0.06	$(0.01)	$0.05

Income per common share — diluted:	$0.06	$(0.01)	$0.05

	As Previously			As Reclassified
Thirteen Weeks Ended May 1, 2004	Reported	Reclassifications	Adjustments	and Restated

(In thousands)
Net cash provided by (used in) operating activities	$(26,403)	$—	$958	$(25,445)
Net cash used in investing activities	(23,158)	(38,325)	(1,595)	(63,078)
Net cash provided by (used in) financing activities	2,633	—	(374)	2,259

Decrease in cash and cash equivalents	(46,928)	(38,325)	(1,011)	(86,264)

Cash and cash equivalents:
Beginning of period	191,228	(7,500)	(9,725)	174,003

End of period	$144,300	$(45,825)	$(10,736)	$87,739

NOTE 3 — KB TOYS MATTERS

On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company continues to analyze the information available regarding the effect of KB’s bankruptcy filing on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company records a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. As discussed below, the Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy.

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

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at April 30, 2005 and January 29, 2005. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at April 30, 2005 and January 29, 2005.

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company has guarantee or indemnification obligations, as of April 30, 2005, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

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

On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since October 30, 2004, the Company believes that KB has both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions have resulted in a net increase of approximately five store lease rejections (bringing the total rejections to approximately 167), for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.

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

On May 13, 2005, KB filed a proposed Plan of Reorganization (the “Proposed Plan”). The Proposed Plan, which is endorsed by the Official Committee of Unsecured Creditors, is based on a plan funding agreement which KB entered into with an affiliate of Prentice Capital Management, LP (the “Prentice Affiliate”). Under the terms of the Proposed Plan, the Prentice Affiliate will invest $20 million in the reorganized KB Toys and provide a $25 million seasonal credit facility in exchange for 90% of the common stock and 100% of the preferred stock of the reorganized KB Toys. The remaining common stock will be held by a trust for the benefit of the unsecured creditors of those KB Toys entities being reorganized under the Proposed Plan.

KB’s agreement with the Prentice Affiliate allows for the receipt of a higher and better offer pursuant to an auction process for the right to acquire either substantially all of KB’s assets, including assuming substantially all of KB’s leases for its retail stores or the equity interests in the reorganized company. If the Proposed Plan is approved, the Company would be treated on a consolidated basis with all other unsecured operating subsidiary creditors for purposes of its store lease obligations and the Pittsfield DC Note, and would expect to receive approximately 10% on its allowed unsecured claims relating to these items. The Company has not reflected any benefit from the Proposed Plan in its reserve for the store lease obligations and the Pittsfield DC Note. Additionally, the Proposed Plan provides that the Company would receive approximately $1.1 million from its unsecured claim arising from the HCC Note. As noted above, the book value of the HCC Note was $7.3 million at April 30, 2005.

The Company, along with other unsecured creditors, filed objections with the court relating to the Proposed Plan and auction process. Notwithstanding these objections, the court approved certain auction procedures on June 2, 2005. However, neither the Court’s approval of these procedures nor the confirmation of the Proposed Plan would have an impact upon the Company’s suit against certain of the officers, directors and shareholders of KB, as described below. The ultimate outcome of the auction procedures and its impact on the Company’s claim against KB is currently unknown.

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

NOTE 4 – LONG-TERM OBLIGATIONS

On October 29, 2004, the Company entered into a $500.0 million unsecured credit facility with a syndicate of lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts that were outstanding related to the $204.0 million in senior notes privately placed in 2001 (the “Senior Notes”) and the $300.0 million secured revolving credit agreement entered into in 2001. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at April 30, 2005.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at April 30, 2005 was 3.7%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At April 30, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $106.9 million, which total amount was comprised of $85.0 million in revolving credit loans, $21.9 million in swing loans, and no bid loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The total borrowings outstanding under the 2004 Credit Agreement decreased $52.3 million during the first quarter of fiscal year 2005 principally due to improved operating performance, disciplined inventory management, and lower capital expenditures. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $46.9 million, were $346.2 million at April 30, 2005.

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

In addition to short-term purchase obligations (i.e., obligations due within one year of April 30, 2005) for retail merchandise issued in the ordinary course of the Company’s business, the Company has an obligation to make future inventory purchases totaling $295.9 million at April 30, 2005. The Company is not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirements of the commitment are satisfied.

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

On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant and a $14.3 million charge (net of tax) related to KB guarantee obligations. The Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy. For a discussion of discontinued operations, see Note 3 (KB Toys Matters) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. On April 28, 2005, the Magistrate Judge in the Texas case issued a report and recommendation to conditionally certify a class of all current and former assistant store managers and furniture sales managers who have worked for the Company since November 2, 2001. The Company filed objections to the Magistrate’s recommendation. Although a similar motion has been filed in the Louisiana case, the court has yet to issue its report and recommendations. Pending the rulings and discovery on Plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, employment-related matters, and the liabilities described above that relate to the KB bankruptcy, the Company has not recorded any additional significant liabilities for other commitments and contingencies.

NOTE 6 – ADDITIONAL DATA

The following schedule is a summary of other current assets, property and equipment — net, accrued liabilities, and other liabilities:

	April 30, 2005	January 29, 2005

(In thousands)
Accounts receivable	$15,912	$13,185
Refundable taxes	6,182	6,351
Prepaid expenses and other current assets	41,661	43,864

Other current assets	$63,755	$63,400

	April 30, 2005	January 29, 2005

(In thousands)
Land and land improvements	$39,913	$39,913
Buildings and leasehold improvements	654,972	649,618
Fixtures and equipment	678,852	664,352
Transportation equipment	22,754	22,741
Construction-in-progress	4,921	10,336

Property and equipment — cost	1,401,412	1,386,960
Less accumulated depreciation and amortization	764,381	738,219

Property and equipment — net	$637,031	$648,741

The increase in accumulated depreciation of $26.2 million is comprised of depreciation expense of $27.0 million offset by disposals of $0.8 million.

	April 30, 2005	January 29, 2005

(In thousands)
Property, payroll, and other taxes	$110,429	$102,118
Insurance reserves	48,422	45,255
Operating expenses	51,428	58,792
KB bankruptcy related reserves	32,482	32,498
Salaries and wages	20,642	20,860
Interest and income taxes	12,906	3,213

Accrued liabilities	$276,309	$262,736

The increase of $13.6 million in accrued liabilities is primarily due to increases in accrued property, payroll and other taxes of $8.3 million and accrued interest and income taxes of $9.7 million offset by a decrease in accrued operating expenses of $7.4 million. The increase in accrued property, payroll and other taxes is primarily due to an increase in sales tax payable of $7.9 million due to higher sales in the last month of the first quarter of fiscal year 2005 as compared to the last month in the fourth quarter of fiscal year 2004. The increase in accrued interest and income taxes is primarily related to taxes currently payable on taxable income generated during the quarter ended April 30, 2005. The decrease in accrued operating expenses primarily relates to the accrual of several significant capital expenditure items at the end of the fourth quarter of fiscal year 2004, with the corresponding payment during the first quarter of fiscal year 2005.

	April 30, 2005	January 29, 2005

(In thousands)
Insurance reserves	$37,630	$35,955
Deferred incentive rent	41,701	39,533
Other long-term liabilities	10,979	10,893

Other liabilities	$90,310	$86,381

The following analysis supplements changes in assets and liabilities, presented in the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2005 and May 1, 2004.

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

(In thousands)
Inventories	$(2,014)	$(57,733)
Other current assets	(355)	346
Other assets	1,546	(732)
Accounts payable	25,384	14,340
Accrued operating expenses	3,880	(17,079)
Interest and income taxes	9,693	(1,420)
Other liabilities	5,473	4,815

Change in assets and liabilities	$43,607	$(57,463)

For the thirteen weeks ended April 30, 2005, the $25.4 million increase in accounts payable is partly due to a shift from less prepaid import inventory purchases to more domestic inventory purchased with terms. In addition, interest and income taxes increased by $9.7 million primarily related to taxes currently payable on taxable income generated during the thirteen weeks ended April 30, 2005. For the thirteen weeks ended May 1, 2004, the $57.7 million increase in inventories was primarily due to the grand opening of the Durant, Oklahoma distribution center in the last week of April, a timing difference in a pre-Mother’s Day advertising circular, and a sales shortfall during March and April of 2004.

During the quarter ended April 30, 2005, the Company contributed 0.02 million shares, or $0.2 million, of treasury stock as the Company’s annual match to the participants of the deferred compensation plan.

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

RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying Management’s Discussion and Analysis gives effect to the restatement of the Company’s Condensed Consolidated Financial Statements for the first quarter of fiscal year 2004 to correct the Company’s accounting treatment for leases, depreciation of related leasehold improvements, non-qualified deferred compensation plan assets and liabilities, and reclassification of auction rate preferred securities and municipal auction rate securities as described in Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included elsewhere herein.

Closeout retailers provide a service to manufacturers by purchasing excess product that generally results from production overruns, packaging changes, discontinued products, or returns. The Company also purchases closeout merchandise through less conventional channels, including liquidations, bankruptcies, and insurance claim settlements. As a result of the lower purchase costs, closeout retailers can generally offer most merchandise at prices lower than those offered by traditional retailers.

The Company is the nation’s largest broadline closeout retailer. At April 30, 2005, the Company operated a total of 1,519 stores in 46 states with 1,476 stores under the name Big Lots® and 43 stores under the name Big Lots Furniture®. The following table compares the number of stores in operation at the beginning and end of the thirteen weeks ended April 30, 2005, and May 1, 2004.

	April 30, 2005	May 1, 2004

Stores open at the beginning of the fiscal year	1,502	1,430
Stores opened during the period	19	21
Stores closed during the period	(2)	(3)

Stores open at the end of the period	1,519	1,448

The Company believes its stores are known for their wide assortment of closeout merchandise. Certain core categories of merchandise, such as consumables, hardlines, and toys, are carried on a continual basis, although the specific brand-names offered may change frequently. The Company’s stores also offer a small but consistent line of basic items, which the Company believes strengthens its role as a dependable, one-stop shop for everyday needs. In addition, the stores feature seasonal items for every major holiday, as well as a wide assortment of merchandise for the home, including furniture, home décor, and domestics.

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

The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit facilities to fund seasonal working capital needs and has substantially repaid these seasonal borrowings during the fourth fiscal quarter. Due to the retirement in fiscal year 2004 of the $204.0 million in senior notes privately placed in fiscal year 2001 (the “Senior Notes”), the Company expects that it will maintain borrowings under its $500.0 million unsecured credit facility entered into in fiscal year 2004 (the “2004 Credit Agreement”) throughout fiscal year 2005. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of the year and the Company’s need to acquire merchandise inventory.

RECENT DEVELOPMENTS

Furniture and Distribution Facility Growth

The Company operated 1,088 furniture departments within existing closeout stores at the end of the first quarter of fiscal year 2005, in addition to 43 freestanding furniture stores. The Company has opened 19 furniture departments (net of closings) in the first quarter of fiscal year 2005, and plans to open 145 furniture departments in fiscal year 2005.

The Company opened its Redlands, California distribution center in fiscal year 2004 and ships furniture merchandise to approximately 300 stores principally in the western regions of the country. The majority of these stores support approximately 700 selling square feet of furniture with a limited merchandise assortment consisting principally of ready-to-assemble furniture, futons, and lamps. With the expansion of furniture departments in the West and a selection of ready-to-assemble furniture currently in 294 stores, the Company offered a furniture assortment in 1,382 of its 1,519 closeout stores as of April 30, 2005.

Other Matters

In May 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares, or 4.8% of the common shares outstanding, having an aggregate cost of $75.0 million with an average price paid per share of $13.82. The repurchased common shares were placed into treasury to be used for general corporate purposes including the issuance of stock with respect to the exercise of stock options and employee benefits paid with treasury shares.

In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. On April 28, 2005, the Magistrate Judge in the Texas case issued a report and recommendation to conditionally certify a class of all current and former assistant store managers and furniture sales managers who have worked for the Company since November 2, 2001. The Company filed objections to the Magistrate’s recommendation. Although a similar motion has been filed in the Louisiana case, the court has yet to issue its report and recommendations. Pending the rulings and discovery on Plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

KB TOYS MATTERS

On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company continues to analyze the information available regarding the effect of KB’s bankruptcy filing on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) an outstanding note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement. When and to the extent the Company believes that a loss is probable and can be reasonably estimated, the Company records a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. As discussed below, the Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy.

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

The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at April 30, 2005 and January 29, 2005. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at April 30, 2005 and January 29, 2005.

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company has guarantee or indemnification obligations, as of April 30, 2005, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; c) KB’s main office building lease; and d) a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”).

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

On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since October 30, 2004, the Company believes that KB has both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions have resulted in a net increase of approximately five store lease rejections (bringing the total rejections to approximately 167), for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.

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

On May 13, 2005, KB filed a proposed Plan of Reorganization (the “Proposed Plan”). The Proposed Plan, which is endorsed by the Official Committee of Unsecured Creditors, is based on a plan funding agreement which KB entered into with an affiliate of

Prentice Capital Management, LP (the “Prentice Affiliate”). Under the terms of the Proposed Plan, the Prentice Affiliate will invest $20 million in the reorganized KB Toys and provide a $25 million seasonal credit facility in exchange for 90% of the common stock and 100% of the preferred stock of the reorganized KB Toys. The remaining common stock will be held by a trust for the benefit of the unsecured creditors of those KB Toys entities being reorganized under the Proposed Plan.

KB’s agreement with the Prentice Affiliate allows for the receipt of a higher and better offer pursuant to an auction process for the right to acquire either substantially all of KB’s assets, including assuming substantially all of KB’s leases for its retail stores or the equity interests in the reorganized company. If the Proposed Plan is approved, the Company would be treated on a consolidated basis with all other unsecured operating subsidiary creditors for purposes of its store lease obligations and the Pittsfield DC Note, and would expect to receive approximately 10% on its allowed unsecured claims relating to these items. The Company has not reflected any benefit from the Proposed Plan in its reserve for the store lease obligations and the Pittsfield DC Note. Additionally, the Proposed Plan provides that the Company would receive approximately $1.1 million from its unsecured claim arising from the HCC Note. As noted above, the book value of the HCC Note was $7.3 million at April 30, 2005.

The Company, along with other unsecured creditors, filed objections with the court relating to the Proposed Plan and auction process. Notwithstanding these objections, the court approved certain auction procedures on June 2, 2005. However, neither the Court’s approval of these procedures nor the confirmation of the Proposed Plan would have an impact upon the Company’s suit against certain of the officers, directors and shareholders of KB, as described below. The ultimate outcome of the auction procedures and its impact on the Company’s claim against KB is currently unknown.

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

RESULTS OF OPERATIONS

The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percentage of net sales at the end of each period.

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Net sales	100.0%	100.0%
Cost of sales	59.2	58.8

Gross profit	40.8	41.2
Selling and administrative expenses	37.2	37.6
Depreciation expense	2.4	2.3

Operating profit	1.2	1.3
Interest expense	0.1	0.4
Interest income	(0.0)	(0.0)

Income before income taxes	1.1	0.9
Income tax expense	0.4	0.3

Net income	0.7%	0.6%

THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004

Net Sales

Net sales increased to $1,099.1 million for the thirteen weeks ended April 30, 2005, compared to $1,019.2 million for the thirteen weeks ended May 1, 2004. This net sales increase of $79.9 million, or 7.8%, resulted primarily from an increase in comparable store sales of 2.4% and the net addition year-over-year of 71 stores, or 4.9% growth. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. The comparable store sales increase of 2.4% consisted of a 5.5% increase in the dollar value of the average basket offset by a 3.1% decrease in the number of customer transactions.

The Company believes that future sales growth is dependent upon either an increase in the number of customer transactions or an increase in the dollar value of the average basket. The following table summarizes the comparable store sales results for the thirteen week periods as well as comparable results in customer transactions and in the value of the average basket.

	April 30, 2005	May 1, 2004

Comparable store sales	2.4%	2.7%
Customer transactions	(3.1)%	0.1%
Value of the average basket	5.5%	2.6%

The following table details net sales by product category with the percentage of each category to total net sales, and the net sales change in dollars and percentage from the first quarter of fiscal year 2005 to the same period in fiscal year 2004 in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”:

	April 30, 2005		May 1, 2004		Change

($ in thousands)
Consumables	$312,358	28.4%	$318,601	31.3%	$(6,243)	(2.0)%
Home	342,589	31.2	299,230	29.3	43,359	14.5
Seasonal and toys	201,913	18.4	194,493	19.1	7,420	3.8
Other	242,230	22.0	206,874	20.3	35,356	17.1

Net sales	$1,099,090	100.0%	$1,019,198	100.0%	$79,892	7.8%

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes hardlines, (which consists of electronics, small appliances, home maintenance and tools), infant, sporting goods, apparel, and wholesale. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s results.

Gross Profit

Gross profit increased to $448.7 million for the thirteen weeks ended April 30, 2005, compared to $420.3 million for the thirteen weeks ended May 1, 2004, an increase of $28.4 million, or 6.8%. Gross profit as a percentage of net sales decreased to 40.8% in the first quarter of fiscal year 2005 compared to 41.2% in the first quarter of fiscal year 2004. The gross profit rate decrease for the thirteen week period is principally due to lower sell thru of higher margin seasonal goods, a slightly higher markdown rate, and slightly higher inbound domestic freight costs due to higher fuel costs.

Selling and Administrative Expenses

Selling and administrative expenses increased to $408.3 million for the thirteen weeks ended April 30, 2005, compared to $382.7 million for the thirteen weeks ended May 1, 2004, an increase of $25.6 million, or 6.7%. The $25.6 million increase was primarily attributable to increased store payroll costs of $7.9 million, increased store occupancy-related costs, including rent and utilities of $7.4 million, and a $3.0 million increase in advertising costs.

As a percentage of net sales, selling and administrative expenses were 37.2% for the first quarter of fiscal year 2005 compared to 37.6% for the first quarter of fiscal year 2004. The 40 basis point decrease was attributable primarily to a reduction of outbound distribution and transportation costs further discussed below.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1 (Summary of Significant Accounting Policies) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) were relatively flat at $59.4 million for the first quarter of fiscal year 2005 compared to $59.5 million for the first quarter of fiscal year 2004. As a percentage of net sales, however, outbound distribution and transportation costs decreased by 40 basis points to 5.4% of net sales in the first quarter of fiscal year 2005 as compared to 5.8% for the same period in fiscal year 2004. The rate decrease is a function of higher productivity in all distribution centers coupled with the Company’s fifth regional distribution center in Durant, Oklahoma being fully operational in the first quarter of fiscal year 2005 versus being in a startup mode during the first quarter of fiscal year 2004.

Depreciation Expense

Depreciation expense for the first quarter of fiscal year 2005 was $27.0 million compared to $24.0 million for the same period of fiscal year 2004. The $3.0 million increase is primarily related to increased capital assets placed in service during 2004.

Interest Expense

Interest expense, including the amortization of debt issuance costs, was $1.2 million for the thirteen weeks ended April 30, 2005, compared to $4.6 million for the thirteen weeks ended May 1, 2004, a decrease of $3.4 million. As a percentage of net sales, interest expense decreased from 0.4% in the first quarter of 2004 to 0.1% in the first quarter of fiscal year 2005. This decline in the interest expense rate is primarily due to the lower average interest rate associated with the 2004 Credit Agreement that was entered into in the third fiscal quarter of last year. The 2004 Credit Agreement had an average interest rate of 3.4% during the first quarter of fiscal year 2005, compared to an 8.2% average rate under the Senior Notes and the $300.0 million secured revolving credit agreement entered into in 2001 (the “2001 Credit Agreement”), which were in place during the first quarter of fiscal year 2004.

Income Taxes

The effective income tax rate for the thirteen weeks ended April 30, 2005, was 36.3% (within the expected fiscal year 2005 range), compared to an effective income tax rate of 31.7% for the same period in fiscal year 2004. This first quarter of 2004 effective income tax rate reflects more favorable income tax settlements on a lower pre-tax income. The rate increase was also attributable to the effect of state income tax law changes enacted in the first quarter of fiscal year 2005. The Company anticipates that its tax rate for fiscal year 2005 will be in the range of 35.5% to 38.4%. This range does not reflect the impact, if any, of income tax legislation recently proposed in several states as the Company is analyzing the impact of the proposals.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

On October 29, 2004, the Company entered into the 2004 Credit Agreement. The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts that were outstanding related to the Senior Notes and the 2001 Credit Agreement. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at April 30, 2005.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at April 30, 2005 was 3.7%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At April 30, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $106.9 million, which total amount was comprised of $85.0 million in revolving credit loans, $21.9 million in swing loans, and no bid loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The total borrowings outstanding under the 2004 Credit Agreement decreased $52.3 million during the first quarter of fiscal year 2005 principally due to improved operating performance, disciplined inventory management, and lower capital expenditures. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $46.9 million, were $346.2 million at April 30, 2005.

The Company utilizes its credit facility primarily to manage ongoing and seasonal working capital. The Company expects borrowings and letters of credit through the end of July 2005 to range between $155 million and $225 million. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory.

Liquidity

The primary sources of liquidity for the Company are cash flows from operations and, as necessary, borrowings under the 2004 Credit Agreement. At April 30, 2005, working capital was $594.0 million.

Cash flows provided by operating activities were $75.1 million for the thirteen weeks ended April 30, 2005, and resulted primarily from net income of $7.8 million, depreciation and amortization expense of $25.6 million, an increase in accounts payable of $25.4 million due to a shift from less prepaid import inventory purchases to more domestic inventory purchased with terms, and an increase in accrued interest and income taxes of $9.7 million primarily related to taxes currently payable on taxable income generated during the thirteen weeks ended April 30, 2005. Cash flows used in operating activities were $25.4 million for the thirteen weeks ended May 1, 2004, which resulted primarily from increased inventory levels of $57.7 million, partially offset by net income adjusted for depreciation and amortization totaling $29.7 million. The $57.7 million increase in inventories was primarily due to the grand opening of the Company’s Durant, Oklahoma distribution center in the last week of April, a timing difference of a pre-Mother’s Day advertising circular, and a sales shortfall during March and April of 2004.

Cash flows used in investing activities of $15.3 million for the thirteen weeks ended April 30, 2005 were primarily related to capital expenditures. Cash flows used in investing activities of $63.1 million for the thirteen weeks ended May 1, 2004 were primarily related to net purchases of short-term investments of $38.3 million, in addition to capital expenditures of $24.7 million.

Cash flows used in financing activities were $51.4 million for the thirteen weeks ended April 30, 2005, relating primarily to repayments towards outstanding debt of $581.6 million offset by borrowings of $529.3 million. All of the borrowings and repayments were a result of activity associated with daily cash needs of the Company.

Cash paid for income taxes (excluding refunds) of $0.6 million for the thirteen week period ended April 30, 2005 was $10.6 million lower when compared to the same period last year due to a decrease in the tax return extension payment (due April 15). This payment is based on the Company’s prior year taxable income. The decrease is primarily related to the decline in the Company’s fiscal year 2004 taxable income compared to the prior year.

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

The Company’s accounting policies and other disclosures required by GAAP are also described in Note 1 (Summary of Significant Accounting Policies) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The items listed below are not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The Company has certain critical accounting policies and accounting estimates, which are described below.

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

Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that could materially reduce its cost of sales.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

The estimated useful lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5 - 40 years
Fixtures and equipment	5 - 15 years
Transportation equipment	3 - 7 years

There was no capitalized interest for the thirteen weeks ended April 30, 2005. Capitalized interest was $0.2 million for the thirteen weeks ended May 1, 2004.

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

Insurance Reserves

The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical and dental benefit claims, and the Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.

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

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of at least Aa. To develop the expected long-term rate of return on assets, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio.

Commitments and Contingencies

In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is based on the Company’s prior experience.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are predominantly recognized under freight on board (“FOB”) origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility. However, when the shipping terms are FOB destination, recognition of sales revenue is delayed until completion of delivery to the designated location.

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

Discontinued Operations

The reserve for discontinued operations, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, includes management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) as part of its bankruptcy proceeding. For a discussion of the discontinued operations, refer to Note 3 (KB Toys Matters) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not yet determined the financial statement impact, if any, of implementing FIN 47.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet determined the financial statement impact, if any, of implementing SFAS 153.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123r”), “Share-Based Payments.” This standard supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123r requires the use of the fair value method and eliminates the Company’s ability to account for share-based compensation using the intrinsic method prescribed in APB 25, which was permitted under SFAS No. 123, (as originally issued), “Accounting for Stock-based Compensation.” This standard will apply to all awards granted, modified, cancelled, or repurchased after adoption of the standard, as well as to the unvested portion of awards granted prior to adoption of the standard. The Company is currently evaluating the provisions of this standard and will begin expensing stock options in fiscal year 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at April 30, 2005. The Company does not expect changes in interest rates to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company purchases approximately 30% of its product directly from overseas suppliers, all of which are purchased in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report in order to ensure that information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, forms and regulations.

Changes in Internal Controls over Financial Reporting

Other than as discussed in the following paragraphs, no changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15 and 15d-15 of the Exchange Act, occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended April 30, 2005, the Company reviewed the appropriateness of its accounting policies in light of views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 regarding accounting practices for operating leases. As part of this review, the Company initiated a reassessment of its policy related to the accounting for operating leases with scheduled rent increases. The Company determined that its policy should be corrected to recognize minimum rent payments on a straight-line basis beginning with the time the Company takes possession of the premises, instead of the previous policy of using the earlier of the commencement date of the lease or the store opening date. The previously reported financial statements in this Quarterly Report on Form 10-Q have been restated to reflect this correction.

Also as part of this review, the Company initiated a reassessment of its policy that classified tenant allowances as a reduction to property and equipment. The Company determined that its policy should be corrected to treat lease incentives received as a deferred liability amortized over the lease term. The previously reported financial statements included in this Quarterly Report on Form 10-Q have been restated to reflect this correction.

Part II. Other Information

Item 1. Legal Proceedings.

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, refer to Note 3 (KB Toys Matters) and Note 5 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information.

On June 6, 2005, Joe R. Cooper, the Company’s Senior Vice President and Chief Financial Officer, and Charles W. Haubiel II, the Company’s Senior Vice President, General Counsel and Corporate Secretary, each entered into employment agreements with the Company (the “Employment Agreements”). The terms of the Employment Agreements are substantially similar and they are described collectively herein except where their terms materially differ. The Employment Agreements are intended to assure the Company that it will have the continued dedication, undivided loyalty, and objective advice and counsel from these executives.

Under the terms of the Employment Agreements, Messrs. Cooper and Haubiel are each entitled to receive a minimum base salary of $350,000 and $250,000, respectively, which amounts are not subject to an automatic increase. The Nominating and Compensation Committee (the “Committee”) of the Company’s Board of Directors annually reviews the performance of the executives to determine whether each executive’s salary and bonus should be adjusted; provided, however, that the executives base salary and bonus opportunities may not be reduced below the levels established in their respective employment agreements without the consent of the affected executive.

Bonuses are not payable under the Employment Agreements unless the Company achieves a minimum threshold of its performance targets. For fiscal 2005, Messrs. Cooper and Haubiel’s bonuses are subject to a maximum of 100% of their respective base salaries. The Employment Agreements require that the executives devote their full business time to the affairs of the Company and prohibit each executive from competing with the Company during his employment and for a one-year period thereafter. The period is reduced to six months for the executives in the event of termination of employment following a “Change of Control,” as such term is defined in the Employment Agreements.

Under the Employment Agreements, each of the executives’ employment may be terminated by the Company for cause, as defined therein. If the executive is terminated for cause, the Company has no further obligation to pay any compensation or to provide benefits to the terminated executive. Should Messrs. Cooper or Haubiel be terminated without cause, the affected executive will become entitled to receive continued salary payments and benefits for one year and will receive a pro-rata bonus (if a bonus is earned) for the fiscal year in which the termination occurs.

The Employment Agreements also provide that in the event the executive is terminated in connection with a Change of Control, the executive will receive a lump sum payment (net of any applicable withholding taxes) in an amount equal to two years salary and two years annual maximum bonus, and will be entitled to receive certain plan benefits for two years. A Change of Control of the Company would also cause each executive to receive a payment (the “Tax Gross-Up Amount”) in the amount necessary to hold them harmless from the effects of Section 280G and 4999 of the Internal Revenue Code, which sections could subject the payments due under these Employment Agreements to excise tax liability. The compensation payable on account of a Change of Control may be subject to the deductibility limitations of Sections 162(m) and 280G of the Internal Revenue Code.

The Employment Agreements are furnished herewith as Exhibit 10.1 and Exhibit 10.2. This summary of the Employment Agreements is qualified in its entirety by reference to Exhibit 10.1 and Exhibit 10.2.

Item 6. Exhibits.

Exhibit No.	Document
10.1	Employment Agreement with Joe R. Cooper.

10.2	Employment Agreement with Charles W. Haubiel II.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2005

BIG LOTS, INC.

By:	/s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)