Form 10-Q
period 2005-07-30
BIG LOTS INC
filed 2005-09-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of September 2, 2005, was 113,840,695.

BIG LOTS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005

Page

Part I. Financial Information	2

Item 1. Financial Statements	2

(a) Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended July 30, 2005 (Unaudited) and July 31, 2004 (as Restated and Unaudited)	2

(b) Condensed Consolidated Balance Sheets at July 30, 2005 (Unaudited) and January 29, 2005	3

(c) Condensed Consolidated Statements of Shareholders’ Equity for the Twenty-Six Weeks Ended July 30, 2005 (Unaudited) and July 31, 2004 (as Restated and Unaudited)	4

(d) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2005 (Unaudited) and July 31, 2004 (as Restated and Unaudited)	5

(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information	37

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	38

Item 6. Exhibits	38

Signature	39
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
Item 1. Financial Statements
BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 31, 2004		July 31, 2004
		(as restated -		(as restated -
	July 30, 2005	see Note 2)	July 30, 2005	see Note 2)

Net sales	$1,051,053	$994,950	$2,150,143	$2,014,148
Cost of sales	629,307	588,682	1,279,728	1,187,610

Gross profit	421,746	406,268	870,415	826,538
Selling and administrative expenses	412,421	388,216	820,759	770,954
Depreciation expense	28,513	26,268	55,464	50,246

Operating (loss) profit	(19,188)	(8,216)	(5,808)	5,338
Interest expense	1,315	4,631	2,489	9,241
Interest income	—	(135)	(31)	(493)

Loss before income taxes	(20,503)	(12,712)	(8,266)	(3,410)
Income tax benefit	(6,751)	(4,981)	(2,314)	(2,030)

Net loss	$(13,752)	$(7,731)	$(5,952)	$(1,380)

Loss per common share — basic	$(0.12)	$(0.07)	$(0.05)	$(0.01)

Loss per common share — diluted	$(0.12)	$(0.07)	$(0.05)	$(0.01)

Weighted-average common shares outstanding:
Basic	113,244	114,686	113,107	115,981
Dilutive effect of stock options	—	—	—	—

Diluted	113,244	114,686	113,107	115,981

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	July 30, 2005	January 29, 2005

ASSETS
Current assets:
Cash and cash equivalents	$10,173	$2,521
Inventories	912,941	895,016
Deferred income taxes	73,078	73,845
Other current assets	86,731	63,400

Total current assets	1,082,923	1,034,782

Property and equipment — net	630,523	648,741
Deferred income taxes	22,457	12,820
Other assets	30,107	37,241

Total assets	$1,766,010	$1,733,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,340	$149,777
Accrued liabilities	264,882	262,736

Total current liabilities	421,222	412,513

Long-term obligations	173,600	159,200
Other liabilities	92,963	86,381
Commitments and contingencies
Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value; issued 117,495 shares and 117,495 shares, respectively; outstanding 113,584 shares and 112,780 shares, respectively	1,175	1,175
Treasury shares - 3,911 shares and 4,715 shares, respectively, at cost	(52,880)	(64,029)
Unearned compensation	(2,519)	(1,814)
Additional paid-in capital	471,033	472,790
Retained earnings	661,416	667,368

Total shareholders’ equity	1,078,225	1,075,490

Total liabilities and shareholders’ equity	$1,766,010	$1,733,584

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Unearned	Paid-In	Retained
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Total

Balance — January 31, 2004	116,594	$1,169	333	$(2,735)	$—	$466,740	$643,605	$1,108,779
Net loss	—	—	—	—	—	—	(1,380)	(1,380)
Exercise of stock options and related tax effects	252	3	—	—	—	2,821	—	2,824
Employee benefits paid with common shares	316	3	—	—	—	4,764	—	4,767
Treasury shares used for deferred compensation plan	48	—	(48)	96	—	—	—	96
Purchase of common shares	(5,427)	—	5,427	(75,000)	—	—	—	(75,000)
Treasury share issuances for stock options	255	—	(255)	3,563	—	—	—	3,563

Balance — July 31, 2004 (as restated — see Note 2)	112,038	1,175	5,457	(74,076)	—	474,325	642,225	1,043,649
Net income	—	—	—	—	—	—	25,143	25,143
Exercise of stock options and related tax effects	—	—	—	—	—	(1,024)	—	(1,024)
Treasury shares used for deferred compensation plan	26	—	(26)	120	—	—	—	120
Treasury share issuances for stock options	544	—	(544)	7,550	—	—	—	7,550
Treasury share issuances for restricted shares	172	—	(172)	2,377	(1,866)	(511)	—	—
Earned compensation on restricted shares	—	—	—	—	52	—	—	52

Balance — January 29, 2005	112,780	1,175	4,715	(64,029)	(1,814)	472,790	667,368	1,075,490
Net loss	—	—	—	—	—	—	(5,952)	(5,952)
Employee benefits paid with treasury shares	447	—	(447)	6,213	—	(1,041)	—	5,172
Treasury shares used for deferred compensation plan	30	—	(30)	421	—	—	—	421
Treasury share issuances for stock options and related tax effects	237	—	(237)	3,271	—	(489)	—	2,782
Treasury share issuances for restricted shares	100	—	(100)	1,382	(1,125)	(257)	—	—
Treasury shares forfeited from restricted shares	(10)	—	10	(138)	108	30	—	—
Earned compensation on restricted shares	—	—	—	—	312	—	—	312

Balance — July 30, 2005	113,584	$1,175	3,911	$(52,880)	$(2,519)	$471,033	$661,416	$1,078,225

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
		July 31, 2004
		(as restated -
	July 30, 2005	see Note 2)

Operating activities:
Net loss	$(5,952)	$(1,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	52,756	48,952
Deferred income taxes	(8,870)	1,613
Partial charge-off of KB Note	6,389	—
(Gain) loss on sale of assets	(681)	562
Employee benefits paid with company shares	5,172	4,767
Other	119	659
Change in assets and liabilities	(15,418)	(83,687)

Net cash provided by (used in) operating activities	33,515	(28,514)

Investing activities:
Capital expenditures	(44,420)	(72,361)
Purchase of short-term investments	—	(115,125)
Redemption of short-term investments	—	122,625
Cash proceeds from sale of assets	1,115	75
Other	(43)	(106)

Net cash used in investing activities	(43,348)	(64,892)

Financing activities:
Proceeds from long-term obligations	1,218,200	—
Payments for long-term obligations	(1,203,800)	—
Payments for treasury shares acquired	—	(75,000)
Proceeds from the exercise of stock options	2,663	5,729
Treasury shares used for deferred compensation plan	421	96
Other	1	—

Net cash provided by (used in) financing activities	17,485	(69,175)

Increase (decrease) in cash and cash equivalents	7,652	(162,581)
Cash and cash equivalents:
Beginning of period	2,521	174,003

End of period	$10,173	$11,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,334	$8,560
Cash paid for income taxes (excluding refunds)	$22,233	$22,852
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company is the nation’s largest broadline closeout retailer. At July 30, 2005, the Company operated a total of 1,534 stores in 46 states with 1,493 stores under the name Big Lots® and 41 stores under the name Big Lots Furniture®. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.
Fiscal Year
The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal year 2005 is comprised of 52 weeks and ends on January 28, 2006. Fiscal year 2004 was comprised of 52 weeks and ended on January 29, 2005.
Segment Reporting
The Company manages its business based on one segment, broadline closeout retailing. At July 30, 2005 and July 31, 2004, all of the Company’s operations were located within the United States of America. The following net sales data is presented in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

(In thousands)
Consumables	$316,559	$315,456	$628,917	$634,057
Home	308,991	278,510	651,580	577,740
Seasonal and toys	182,960	169,229	384,873	363,723
Other	242,543	231,755	484,773	438,628

Net sales	$1,051,053	$994,950	$2,150,143	$2,014,148

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes electronics, small appliances, home maintenance, and tools. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s results.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Balance Sheet at July 30, 2005, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 (as restated, see Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), and the Condensed Consolidated Statements of Shareholders’ Equity and of Cash Flows for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (as restated, see Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), have been prepared by the Company without audit. In the opinion of management, all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for all periods presented have been made. The Condensed Consolidated Financial Statements include all the accounts of the Company. All intercompany transactions have been eliminated.
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
Intangible Assets
Trademarks, service marks, and other intangible assets are stated at cost and are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset are calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. The net book value of the Company’s intangible assets was $0.8 million at both July 30, 2005 and January 29, 2005. The related accumulated amortization was $0.1 million at both July 30, 2005 and January 29, 2005.
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

There was no capitalized interest for the thirteen and twenty-six weeks ended July 30, 2005. Capitalized interest was $0.1 and $0.3 million for the thirteen and twenty-six weeks ended July 31, 2004, respectively.
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
Computer Software Costs
The Company capitalizes certain computer software costs after the application development stage has been established. Capitalized computer software costs are depreciated using the straight-line method over five years. The net book value of computer software costs was $15.2 million and $14.2 million at July 30, 2005 and January 29, 2005, respectively.
Share Based Compensation
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
The following table presents the compensation cost of the Company’s stock options using the fair value method:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

(In thousands, except per share amounts)
Net loss:
As reported	$(13,752)	$(7,731)	$(5,952)	$(1,380)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	1,006	1,285	1,879	2,652

Pro forma	$(14,758)	$(9,016)	$(7,831)	$(4,032)

Loss per common share — basic:
As reported	$(0.12)	$(0.07)	$(0.05)	$(0.01)
Pro forma	$(0.13)	$(0.08)	$(0.07)	$(0.03)

Loss per common share — diluted:
As reported	$(0.12)	$(0.07)	$(0.05)	$(0.01)
Pro forma	$(0.13)	$(0.08)	$(0.07)	$(0.03)

The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. In addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions used in the option pricing model for each of the respective periods were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Weighted-average fair value of options granted	$5.06	$5.49	$4.73	$5.56
Risk-free interest rate	4.0%	3.9%	3.9%	3.1%
Expected life (years)	6.0	5.3	5.5	5.2
Expected volatility	43.6%	38.1%	42.3%	39.1%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

Income Taxes
The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues. The results of the audits, appeals, and expiration of the statute of limitations are reflected in the income tax accounts accordingly.
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

The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

(In thousands)
Service cost — benefits earned in the period	$828	$873	$1,655	$1,747
Interest cost on projected benefit obligation	787	818	1,575	1,637
Expected investment return on plan assets	(1,067)	(854)	(2,134)	(1,711)
Amortization of actuarial loss	331	377	663	754
Amortization of prior service cost	34	34	68	68
Amortization of transition obligation	3	3	7	7

Net periodic pension cost	$916	$1,251	$1,834	$2,502

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Discount rate	5.7%	6.1%	5.7%	6.1%
Rate of increase in compensation levels	4.0%	4.6%	4.0%	4.6%
Expected long-term rate of return	8.5%	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/04	12/31/03	12/31/04	12/31/03

The Company’s funding policy is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contributions in fiscal year 2005. Discretionary contributions could be made upon further analysis of the Big Lots Defined Benefit Pension Plan during fiscal year 2005. No contributions were made during the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004.
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
Fair Value
The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations was estimated based on the quoted market prices for the sale of similar issues or on the current rates offered to the Company for obligations of the same remaining maturities. The carrying value of the Company’s long-term obligations at July 30, 2005 and January 29, 2005 approximates fair value since the interest rates are variable and approximate current market rates.
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
The Company offers price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Cash paid by the customers is recorded in accrued liabilities. In the event that a sale is not consummated, liquidated damages are recorded as the lesser of: a) $25; b) 10% of the merchandise purchase price (exclusive of sales tax); or c) the amounts deposited by the customer.
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

Advertising Expense
Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $23.2 million and $24.4 million for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and $47.0 million and $45.2 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.
Earnings per Share
Basic earnings (loss) per share is calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the additional dilutive effect of stock options, calculated using the treasury stock method.
There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share, and there were no securities outstanding which were excluded from the computation of earnings per share for any period presented herein. Diluted shares outstanding are equal to basic shares outstanding for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, as the Company incurred a loss and to include the dilutive effect of stock options would be anti-dilutive. As a result, an aggregate of 340,747 and 779,545 common shares subject to unexercised stock options were not included in the computation of diluted earnings per share for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively. Common shares subject to unexercised stock options not included in the computation of diluted earnings per share for the twenty-six weeks ended July 30, 2005 and July 31, 2004, were 185,446 and 898,273, respectively. In addition, 37,317 and 27,072 unvested restricted shares were not included in diluted earnings per share for the thirteen weeks ended July 30, 2005, and the twenty-six weeks ended July 30, 2005, respectively.
For the thirteen weeks ended July 30, 2005, and July 31, 2004, stock options outstanding with an exercise price greater than the weighted-average market price, excluded from the computation of diluted earnings per share due to their anti-dilutive affect, were 4.9 million and 5.0 million, respectively. At the end of the first half of fiscal year 2005 and 2004, stock options outstanding with an exercise price greater than the weighted-average market price, excluded from the computation of diluted earnings per share due to their anti-dilutive affect, were 5.1 million and 4.7 million, respectively.
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
In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. Historically, the Company had classified tenant allowances as a reduction to property and equipment instead of as a deferred lease credit on the Consolidated Balance Sheets. As a result, the Company also amortized the deferred lease credit over the asset life instead of over the lease term, reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense, and reflected tenant allowances as a reduction of capital expenditures within investing activities instead of a change in operating activities in the Consolidated Statements of Cash Flows. The Company reassessed this accounting policy and corrected its accounting policy to treat lease incentives received as a deferred liability amortized over the lease term. The Company also restated the previously reported Consolidated Financial Statements to properly account for tenant allowances.
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
The cumulative effect of these accounting corrections reduced shareholders’ equity by $7.3 million at the beginning of fiscal year 2004. The restatement principally resulted in an increase to the net loss of $0.4 million and $0.8 million for the thirteen and twenty-six weeks ended July 31, 2004, respectively. Additionally, the restatement resulted in a decrease in cash flows used in operating activities of $4.3 million, an increase in cash flows used in investing activities of $5.2 million, and a decrease in cash used in financing activities of less than $0.1 million for the twenty-six weeks ended July 31, 2004.

Investments in auction rate preferred securities and municipal auction rate securities (collectively, “auction rate securities”) were reclassified from cash and cash equivalents to short-term investments. The Company has made corresponding adjustments to its Condensed Consolidated Statement of Cash Flows for the twenty-six week period ended July 31, 2004 to reflect the purchases and redemptions of auction rate securities as investing activities rather than as a component of cash and cash equivalents. This reclassification was made because the auction rate securities had stated maturities beyond three months. The auction rate securities reclassification resulted in an increase in purchases and redemptions of short-term investments of $115.1 million and $122.6 million, respectively, resulting in a net decrease in cash used in investing activities of $7.5 million in the Condensed Consolidated Statement of Cash Flows for the twenty-six week period ended July 31, 2004. The reclassifications had no impact on the Company’s results of operations or financial condition.
The following tables summarize the effect of the restatement adjustments and reclassifications in the Condensed Consolidated Financial Statements:

	Thirteen Weeks Ended July 31, 2004			Twenty-Six Weeks Ended July 31, 2004
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

(In thousands, except per share amounts)
Selling and administrative expenses	$413,755	$(25,539)	$388,216	$819,861	$(48,907)	$770,954
Depreciation expense	—	26,268	26,268	—	50,246	50,246
Operating (loss) profit	(7,487)	(729)	(8,216)	6,677	(1,339)	5,338
Loss before income taxes	(11,983)	(729)	(12,712)	(2,071)	(1,339)	(3,410)
Income tax benefit	(4,695)	(286)	(4,981)	(1,490)	(540)	(2,030)
Net loss	$(7,288)	$(443)	$(7,731)	$(581)	$(799)	$(1,380)

Loss per common share — basic:	$(0.06)	$(0.01)	$(0.07)	$(0.01)	$—	$(0.01)

Loss per common share — diluted:	$(0.06)	$(0.01)	$(0.07)	$(0.01)	$—	$(0.01)

	Twenty-Six Weeks Ended July 31, 2004
	As Previously			As Reclassified
	Reported	Reclassifications	Adjustments	and Restated

(In thousands)
Net cash used in operating activities	$(32,769)	$—	$4,255	$(28,514)
Net cash used in investing activities	(67,168)	7,500	(5,224)	(64,892)
Net cash used in financing activities	(69,268)	—	93	(69,175)

Decrease in cash and cash equivalents	(169,205)	7,500	(876)	(162,581)

Cash and cash equivalents:
Beginning of period	191,228	(7,500)	(9,725)	174,003

End of period	$22,023	$—	$(10,601)	$11,422

NOTE 3 — KB TOYS MATTERS
On January 14, 2004, KB filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).

The Company continues to analyze the information available regarding the effect of KB’s bankruptcy filing on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) a note issued from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement.
When and to the extent the Company believes that a loss is probable, can be reasonably estimated and is material, the Company records a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. The Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy and, as discussed below, the Company recorded an additional $3.8 million charge (net of tax) related to an additional partial charge-off of the HCC Note in the second quarter of fiscal 2005.
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
The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at January 29, 2005, and $0.9 million at July 30, 2005, following the partial pre-tax charge-off of $6.4 million recorded in the second quarter of fiscal 2005. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at July 30, 2005 and January 29, 2005.
When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company has guarantee or indemnification obligations, as of July 30, 2005, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; and c) KB’s main office building lease.

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
On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since October 30, 2004, the Company believes that KB has both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions have resulted in a net increase of approximately six store lease rejections (bringing the total rejections to approximately 168) for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.
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
On August 16, 2005, KB filed notice of its final lease rejections. Included on the list were four store leases (including one which the Company has a guarantee or indemnification obligation), the impact of which has been reflected in the store lease rejection discussion above. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company. Additionally, the list included both the prime leases and sub-leases relating to two distribution centers. As previously disclosed, the Company has indemnification obligations relating to both of the distribution center leases. The Company believes these distribution centers were no longer being used by KB and had both been sublet to unrelated third parties for rents in excess of the rents due under the terms of KB’s prime leases. The Company is unable to determine at this time whether any additional liability will result from these rejections or the future default or rejection of any remaining leases guaranteed by the Company or CVS that have not been rejected by KB. Moreover, since the typical form of guarantee permits an extension, amendment, modification or other change, the Company is unable to estimate its maximum potential amount of future payments, if any, required to satisfy lease guarantees. In the event any liability arises from the rejection of the distribution centers or additional leases are rejected or defaulted upon, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

On May 13, 2005, KB Toys and the Official Committee of Unsecured Creditors filed a Joint Plan of Reorganization (the “KB Plan”), which was later amended on July 24, 2005. On July 28, 2005, the Company, along with KB Toys and the Official Committee of Unsecured Creditors entered into a Stipulation and Agreed Order which, among other things, caused the KB Plan to be further amended. In final form, the KB Plan was based on a plan funding agreement which KB entered into with an affiliate of Prentice Capital Management, LP (the “Prentice Affiliate”). Under the terms of the KB Plan, the Prentice Affiliate will invest $20 million in the reorganized KB Toys and provide a $25 million seasonal credit facility in exchange for 90% of the common stock and 100% of the preferred stock of the reorganized KB Toys. The remaining common stock will be held by a trust for the benefit of the unsecured creditors of those KB Toys entities being reorganized under the KB Plan. The KB Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on August 18, 2005.
Under the KB Plan, the Company will be treated on a consolidated basis with all other unsecured operating subsidiary creditors for purposes of its lease obligations and the Pittsfield DC Note, and would expect to receive approximately 8% on its allowed unsecured claims relating to these items. Additionally, the Company expects to receive approximately 1.6%, or $0.9 million, of its unsecured claim related to the HCC Note. Because the HCC Note had a net book value of $7.3 million following the partial charge-off recorded in the fourth quarter of fiscal 2003, the Company recorded an additional $6.4 million pre tax charge (before a $2.6 million tax benefit) to selling and administrative expenses related to the HCC Note in the second quarter of fiscal 2005. The Company has not reflected any benefit arising from the KB Plan as part of its reserve for the lease obligations and the Pittsfield DC Note.
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
On February 9, 2005, the Company commenced a suit in the Delaware Chancery Court against certain of the officers, directors and shareholders of KB alleging fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and civil conspiracy. On March 3, 2005, the United States Bankruptcy Court for the District of Delaware, finding that litigating the state court action would distract KB’s management and thereby hinder its ability to focus on a successful reorganization, temporarily enjoined the Company’s suit. Once permitted by the court, the Company intends to vigorously prosecute this action to recover its damages arising from defendants’ actions resulting in KB’s inability to satisfy the HCC Note.
NOTE 4 – LONG-TERM OBLIGATIONS
On October 29, 2004, the Company entered into a $500.0 million unsecured credit facility with a syndicate of lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts that were outstanding related to the $204.0 million in senior notes privately placed in 2001 and the $300.0 million secured revolving credit agreement entered into in 2001. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at July 30, 2005.
The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at July 30, 2005 was 4.1%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.
In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At July 30, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $173.6 million, which total amount was comprised of $155.0 million in revolving credit loans, $18.6 million in swing loans, and no bid loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $64.9 million, were $261.5 million at July 30, 2005.
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
In addition to short-term purchase obligations (i.e., obligations due within one year of July 30, 2005) for retail merchandise issued in the ordinary course of the Company’s business, the Company has an obligation to make future inventory purchases totaling $286.4 million at July 30, 2005. The Company is not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirements of the commitment are satisfied.
The Company is involved in legal actions and claims, including various employment-related matters, arising in the ordinary course of business. The Company currently believes that such actions and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
For a discussion of discontinued operations, including KB bankruptcy matters, see Note 3 (KB Toys Matters) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. The plaintiffs in both cases are seeking to recover alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. The named plaintiffs seek to recover these damages on behalf of themselves and all other individuals who are similarly situated. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for the Company since November 23, 2001. As a result of that order, notice of the lawsuit will be sent to approximately 5,500 individuals who will then have the right to opt-in to the lawsuit. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for the Company as a furniture department manager at any time between November 2, 2001 and October 1, 2003. As a result of that order, notice will be sent to approximately 1,300 individuals who will then have the right to opt-in to the lawsuit. The Texas case will include furniture department managers only, whereas the Louisiana case will include only assistant store managers. The Company has the right to file a motion seeking to decertify the classes after discovery has been conducted. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical and dental benefit claims, and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, employment-related matters, and the liabilities described above that relate to the KB bankruptcy, the Company has not recorded any additional significant liabilities for other commitments and contingencies.
NOTE 6 – ADDITIONAL DATA
The following schedule is a summary of other current assets, property and equipment - net, accrued liabilities, and other liabilities:

	July 30, 2005	January 29, 2005

(In thousands)
Accounts receivable	$11,516	$13,185
Refundable taxes	6,765	6,351
Prepaid expenses and other current assets	68,450	43,864

Other current assets	$86,731	$63,400

The increase in prepaid expenses and other current assets is primarily due to an increase of $16.9 million in current prepaid income taxes as the estimated taxes paid on May 15, 2005, were based on the first quarter profit. In addition, $8.6 million of annual insurance premiums (which are amortized over 12 months) were renewed and paid in the second quarter.

	July 30, 2005	January 29, 2005

(In thousands)
Land and land improvements	$39,882	$39,913
Buildings and leasehold improvements	663,141	649,618
Fixtures and equipment	693,648	664,352
Transportation equipment	22,792	22,741
Construction-in-progress	1,498	10,336

Property and equipment — cost	1,420,961	1,386,960
Less accumulated depreciation	790,438	738,219

Property and equipment — net	$630,523	$648,741

The increase in accumulated depreciation of $52.2 million is comprised of depreciation expense of $55.5 million offset by disposals of $3.3 million.

	July 30, 2005	January 29, 2005

(In thousands)
Property, payroll, and other taxes	$112,373	$102,118
Insurance reserves	47,941	45,255
Operating expenses	46,964	58,792
KB bankruptcy related reserves	32,436	32,498
Salaries and wages	23,520	20,860
Interest and income taxes	1,648	3,213

Accrued liabilities	$264,882	$262,736

	July 30, 2005	January 29, 2005

(In thousands)
Insurance reserves	$38,567	$35,955
Deferred incentive rent	42,751	39,533
Other long-term liabilities	11,645	10,893

Other liabilities	$92,963	$86,381

The following analysis supplements changes in assets and liabilities, presented in the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2005 and July 31, 2004:

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004

(In thousands)
Inventories	$(17,925)	$(48,875)
Other current assets	(23,331)	(24,736)
Other assets	617	(2,536)
Accounts payable	6,563	(12,879)
Accrued operating expenses	10,451	4,820
Interest and income taxes	(1,565)	(10,214)
Other liabilities	9,772	10,733

Change in assets and liabilities	$(15,418)	$(83,687)

For the twenty-six weeks ended July 30, 2005, the $17.9 million change in inventories was primarily due to the opening of 32 net new stores as inventory on a per store basis is essentially flat as compared to July 31, 2004. In addition, other current assets changed by $23.3 million primarily due to an increase of $16.9 million in current prepaid income taxes.
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
The Company’s ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect the Company’s business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:
•	the impact of Hurricane Katrina on the Company’s customers, stores, inventory, associates, and distribution network;

•	the Company’s ability to source and purchase merchandise on favorable terms;

•	interruptions and delays in merchandise supply from the Company’s and its vendors’ foreign and domestic sources;

•	risks associated with purchasing, directly or indirectly, merchandise from foreign sources, including increased import duties and taxes, imposition of more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices;

•	the ability to attract new customers and retain existing customers;

•	the Company’s ability to establish effective advertising, marketing, and promotional programs;

•	economic and weather conditions which affect buying patterns of the Company’s customers;

•	changes in consumer spending and consumer debt levels;

•	the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies;

•	continued availability of capital and financing on favorable terms;

•	competitive pressures and pricing pressures, including competition from other retailers;

•	the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for noncompliance);

•	significant interest rate fluctuations and changes in the Company’s credit rating;

•	the creditworthiness of the Company’s former KB Toys business;

•	the Company’s indemnification and guarantee obligations with respect to approximately 390 KB Toys store leases and other real property leases, some or all of which may have been rejected or materially modified in connection with the KB Toys bankruptcy proceedings, as well as other potential costs arising out of the KB Toys bankruptcy;

•	litigation risks and changes in laws and regulations, including changes in accounting standards, the interpretation and application of accounting standards, and tax laws;

•	transportation and distribution delays or interruptions that adversely impact the Company’s ability to receive and/or distribute inventory;

•	the impact on transportation costs from the driver hours of service regulations adopted by the Federal Motor Carriers Safety Administration that became effective in January 2004;

•	the effect of fuel price fluctuations on the Company’s transportation costs and customer purchases;

•	interruptions in suppliers’ businesses;

•	the Company’s ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	the costs, interruptions, and problems associated with the implementation of, or failure to implement, new or upgraded systems and technology;

•	the effect of international freight rates and domestic transportation costs on the Company’s profitability;

•	delays and costs associated with building, opening, and modifying the Company’s distribution centers;

•	the Company’s ability to secure suitable new store locations under favorable lease terms;

•	the Company’s ability to successfully enter new markets;

•	delays associated with constructing, opening, and operating new stores;

•	the Company’s ability to attract and retain suitable employees; and

•	other risks described from time to time in the Company’s filings with the SEC, in its press releases, and in other communications.
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
RESTATEMENT OF FINANCIAL STATEMENTS
The accompanying Management’s Discussion and Analysis gives effect to the restatement of the Company’s Condensed Consolidated Financial Statements for the second quarter and first half of fiscal year 2004, as appropriate, to correct the Company’s accounting treatment for leases, depreciation of related leasehold improvements, non-qualified deferred compensation plan assets and liabilities, and reclassification of auction rate preferred securities and municipal auction rate securities as described in Note 2 (Restatement of Previously Issued Consolidated Financial Statements) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
OVERVIEW
The discussion and analysis presented below should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included elsewhere herein.
Closeout retailers provide a service to manufacturers by purchasing excess product that generally results from production overruns, packaging changes, discontinued products, or returns. The Company also purchases closeout merchandise through other channels, including liquidations, bankruptcies, and insurance claim settlements. As a result of the lower purchase costs, closeout retailers can generally offer most merchandise at prices lower than those offered by traditional retailers.
The Company is the nation’s largest broadline closeout retailer. At July 30, 2005, the Company operated a total of 1,534 stores in 46 states with 1,493 stores under the name Big Lots® and 41 stores under the name Big Lots Furniture®. The following table compares the number of stores in operation at the beginning and end of the twenty-six weeks ended July 30, 2005, and July 31, 2004.

	July 30, 2005	July 31, 2004

Stores open at the beginning of the fiscal year	1,502	1,430
Stores opened during the period	43	50
Stores closed during the period	(11)	(11)

Stores open at the end of the period	1,534	1,469

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
RECENT DEVELOPMENTS
New Chairman, Chief Executive Officer and President
Effective July 11, 2005, Steven S. Fishman replaced Michael J. Potter as the Company’s Chairman, Chief Executive Officer and President.
KB Toys Update
On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”). On July 28, 2005, the Company entered into a Stipulation and Agreed Order with KB and the Official Committee of Unsecured Creditors to support their First Amended Joint Plan of Reorganization (the “KB Plan”). Under the KB Plan, the Company expects to receive approximately $0.9 million from its unsecured claim related to the HCC Note (as defined below). Based upon the Stipulation and Agreed Order and a net book value of $7.3 million related to the HCC Note, the Company has recorded a $3.8 million expense (net after a $2.6 million tax benefit) related to the partial charge-off of the HCC Note in the second quarter of fiscal year 2005. On August 18, 2005, the bankruptcy court confirmed the KB Plan.

Hurricane Katrina
As of September 6, 2005, fifteen of the Company’s stores were closed as a result of damage from Hurricane Katrina. The Company is currently in the process of assessing the extent of damage to these stores and others in the Gulf Coast region, as well as other consequences of the hurricane. Accordingly, the Company is unable to determine the related cost at this time.
KB TOYS MATTERS
The Company continues to analyze the information available regarding the effect of KB’s bankruptcy filing on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) a note issued from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings (“HCC”), to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc., the ultimate parent of KB and a party to the bankruptcy proceedings (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement.
When and to the extent the Company believes that a loss is probable, can be reasonably estimated and is material, the Company records a liability. The Company recorded a $3.7 million charge (net of tax) in the fourth quarter of fiscal year 2003 associated with the estimated impact of the KB bankruptcy, which was comprised of a $10.6 million benefit (net of tax) related to the partial charge-off of the HCC Note and KB Warrant (as each is defined below) and a $14.3 million charge (net of tax) related to KB guarantee obligations. The Company recorded an additional $6.6 million charge (net of tax) in the third quarter of fiscal year 2004 related to the estimated impact of additional guarantee obligations resulting from the KB bankruptcy and, as discussed below, the Company recorded an additional $3.8 million charge (net of tax) related to an additional partial charge-off of the HCC Note in the second quarter of fiscal 2005.
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
The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at January 29, 2005, and was $0.9 million at July 30, 2005, following the partial pre-tax charge-off of $6.4 million recorded in the second quarter of fiscal 2005. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at July 30, 2005 and January 29, 2005.

When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. To the Company’s knowledge, the Company has guarantee or indemnification obligations, as of July 30, 2005, with respect to: a) approximately 390 KB store leases; b) two distribution center leases; and c) KB’s main office building lease.
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
On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since October 30, 2004, the Company believes that KB has both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions have resulted in a net increase of approximately six store lease rejections (bringing the total rejections to approximately 168) for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.
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
On August 16, 2005, KB filed notice of its final lease rejections. Included on the list were four store leases (including one which the Company has a guarantee or indemnification obligation), the impact of which has been reflected in the store lease rejection discussion above. The Company is not aware of any additional rejections of the remaining store leases guaranteed by the Company. Additionally, the list included both the prime leases and sub-leases relating to two distribution centers. As previously disclosed, the Company has indemnification obligations relating to both of the distribution center leases. The Company believes these distribution centers were no longer being used by KB and had both been sublet to unrelated third parties for rents in excess of the rents due under the terms of KB’s prime leases. The Company is unable to determine at this time whether any additional liability will result from these rejections or the future default or rejection of any remaining leases guaranteed by the Company or CVS that have not been rejected by KB. Moreover, since the typical form of guarantee permits an extension, amendment, modification or other change, the Company is unable to estimate its maximum potential amount of future payments, if any, required to satisfy lease guarantees. In the event any liability arises from the rejection of the distribution centers or additional leases are rejected or defaulted upon, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.
On May 13, 2005, KB Toys and the Official Committee of Unsecured Creditors filed the KB Plan, which was later amended on July 24, 2005. On July 28, 2005, the Company, along with KB Toys and the Official Committee of Unsecured Creditors entered into a Stipulation and Agreed Order which, among other things, caused the KB Plan to be further amended. In final form, the KB Plan was based on a plan funding agreement which KB entered into with an affiliate of Prentice Capital Management, LP (the “Prentice Affiliate”). Under the terms of the KB Plan, the Prentice Affiliate will invest $20 million in the reorganized KB Toys and provide a $25 million seasonal credit facility in exchange for 90% of the common stock and 100% of the preferred stock of the reorganized KB Toys. The remaining common stock will be held by a trust for the benefit of the unsecured creditors of those KB Toys entities being reorganized under the KB Plan. The KB Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on August 18, 2005.
Under the KB Plan, the Company will be treated on a consolidated basis with all other unsecured operating subsidiary creditors for purposes of its lease obligations and the Pittsfield DC Note, and would expect to receive approximately 8% on its allowed unsecured claims relating to these items. Additionally, the Company expects to receive approximately 1.6%, or $0.9 million, of its unsecured claim related to the HCC Note. Because the HCC Note had a net book value of $7.3 million following the partial charge-off recorded in the fourth quarter of fiscal 2003, the Company recorded an additional $6.4 million pre-tax charge (before a $2.6 million tax benefit) related to the HCC Note in the second quarter of fiscal 2005. The Company has not reflected any benefit arising from the KB Plan as part of its reserve for the lease obligations and the Pittsfield DC Note.
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
On February 9, 2005, the Company commenced a suit in the Delaware Chancery Court against certain of the officers, directors and shareholders of KB alleging fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and civil conspiracy. On March 3, 2005, the United States Bankruptcy Court for the District of Delaware, finding that litigating the state court action would distract KB’s management and thereby hinder its ability to focus on a successful reorganization, temporarily enjoined the Company’s suit. Once permitted by the court, the Company intends to vigorously prosecute this action to recover its damages arising from defendants’ actions resulting in KB’s inability to satisfy the HCC Note.

RESULTS OF OPERATIONS
The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	59.2	59.5	59.0

Gross profit	40.1	40.8	40.5	41.0
Selling and administrative expenses	39.2	39.0	38.2	38.3
Depreciation expense	2.7	2.6	2.6	2.5

Operating profit (loss)	(1.8)	(0.8)	(0.3)	0.3
Interest expense	0.1	0.5	0.1	0.5
Interest income	0.0	0.0	0.0	0.0

Loss before income taxes	(1.9)	(1.3)	(0.4)	(0.2)
Income tax benefit	(0.6)	(0.5)	(0.1)	(0.1)

Net loss	(1.3)%	(0.8)%	(0.3)%	(0.1)%

THIRTEEN WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
Net Sales
Net sales increased to $1,051.1 million for the thirteen weeks ended July 30, 2005, compared to $995.0 million for the thirteen weeks ended July 31, 2004. The Company attributes this net sales increase of $56.1 million, or 5.6%, to the net addition year over year of 65 stores or 4.4% store growth, as comparable store sales for the second quarter of fiscal year 2005 were essentially flat at 0.2%. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. The comparable store sales increase of 0.2% consisted of a 2.5% increase in the dollar value of the average basket offset by a 2.3% decrease in the number of customer transactions. Strong performance in the furniture and seasonal departments drove the increase in the dollar value of the average basket.
The Company believes that future sales growth is dependent upon increases in the number of customer transactions and/or increases in the dollar value of the average basket. While the current economic environment (primarily higher gas prices) continues to impact the Company’s core customer and the discount retail sector, the Company believes opportunities exist to improve customer traffic through more impactful advertising circulars, a higher concentration of closeout merchandise, and more consistent merchandising across all categories in the store. The following table summarizes the comparable store sales results for the thirteen week periods as well as comparable results in customer transactions and in the value of the average basket:

	July 30, 2005	July 31, 2004

Comparable store sales	0.2%	0.2%
Customer transactions	(2.3)%	(2.1)%
Value of the average basket	2.5%	2.3%

The following table details net sales by product category with the percentage of each category to total net sales, and the net sales change in dollars and percentage from the second quarter of fiscal year 2005 to the same period in fiscal year 2004 in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”:

	July 30, 2005		July 31, 2004		Change

($ in thousands)
Consumables	$316,559	30.1%	$315,456	31.7%	$1,103	0.3%
Home	308,991	29.4	278,510	28.0	30,481	10.9
Seasonal and toys	182,960	17.4	169,229	17.0	13,731	8.1
Other	242,543	23.1	231,755	23.3	10,788	4.7

Net sales	$1,051,053	100.0%	$994,950	100.0%	$56,103	5.6%

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes electronics, small appliances, home maintenance, and tools. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key merchandising categories and believes that these categories facilitate analysis of the Company’s results.
Gross Profit
Gross profit increased to $421.7 million for the thirteen weeks ended July 30, 2005, compared to $406.3 million for the thirteen weeks ended July 31, 2004, an increase of $15.4 million, or 3.8%. Gross profit as a percentage of net sales decreased to 40.1% in the second quarter of fiscal year 2005 compared to 40.8% in the second quarter of fiscal year 2004. The gross profit rate decrease for the comparable thirteen weeks is principally a result of a combination of higher costs associated with domestic inbound freight due to increased fuel surcharges and fuel prices and a lower initial markup (IMU). The Company’s IMU continues to be challenged by several factors including mix within categories, higher raw material costs in resin based products such as plastics and chemicals, and a competitive pricing environment in the consumables category.
Selling and Administrative Expenses
Selling and administrative expenses increased to $412.4 million for the thirteen weeks ended July 30, 2005, compared to $388.2 million for the thirteen weeks ended July 31, 2004, an increase of $24.2 million, or 6.2%. The increase was primarily attributable to increased store occupancy-related costs, including rent and utilities of $6.5 million, a $3.3 million increase in transportation costs, and increased store payroll costs of $5.5 million consistent with the increase in the number of stores. Additionally, the Company recorded a $6.4 million expense related to the partial charge-off of the HCC Note as more fully described in Note 3 (KB Toys Matters) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As a percentage of net sales, selling and administrative expenses were 39.2% for the second quarter of fiscal year 2005 compared to 39.0% for the second quarter of fiscal year 2004. The 20 basis point increase was attributable primarily to the partial charge-off of the HCC Note. Absent this charge, the Company believes that expenses were well managed as leverage was achieved primarily through tightly managed store controllable expenses and the planned elimination of one advertising circular during the quarter.
Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1 (Summary of Significant Accounting Policies) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) were slightly higher at $57.5 million for the second quarter of fiscal year 2005 compared to $54.2 million for the second quarter of fiscal year 2004. As a percentage of net sales, outbound distribution and transportation costs remained flat in the second quarter of fiscal year 2005 at 5.5% as distribution efficiencies were essentially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the second quarter of fiscal year 2005 was $28.5 million compared to $26.3 million for the same period of fiscal year 2004. The $2.2 million increase is primarily related to additional capital assets placed in service.
Interest Expense
Interest expense, including the amortization of debt issuance costs, was $1.3 million for the thirteen weeks ended July 30, 2005, compared to $4.6 million for the thirteen weeks ended July 31, 2004, a decrease of $3.3 million. As a percentage of net sales, interest expense decreased from 0.5% in the second quarter of fiscal year 2004 to 0.1% in the second quarter of fiscal year

2005. This decline in the interest expense rate was primarily due to a combination of lower average borrowings and the lower average interest rate associated with the 2004 Credit Agreement that was entered into in the third fiscal quarter of last year. The borrowings under the 2004 Credit Agreement had an average interest rate of 3.9% during the second quarter of fiscal year 2005, compared to an 8.2% average rate under the $204.0 million senior notes privately placed in 2001 (the “Senior Notes”) and the $300.0 million secured revolving credit agreement entered into in 2001 (the “2001 Credit Agreement”) which were in place during the second quarter of fiscal year 2004.
Income Taxes
The effective income tax benefit rate for the thirteen weeks ended July 30, 2005 was 32.9%, compared to an effective income tax benefit rate of 39.2% for the same period in fiscal year 2004. The tax benefit rate decrease was primarily attributable to approximately $916,000 of income tax expense related to the write-down of deferred income tax assets as a result of Ohio tax reform enacted during the second quarter of fiscal year 2005, and a decline in the anticipated level and jurisdictional mix of earnings. The Company anticipates that its effective income tax rate for fiscal year 2005 will be in the range of 30.7% to 37.4%. This range does not reflect the impact, if any, of the adoption of or the effect of the finalization (which could occur in fiscal year 2005) of the Proposed Interpretation of FASB No. 109, regarding “Accounting for Uncertain Tax Positions.”
TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
Net Sales
Net sales increased to $2,150.1 million for the twenty-six weeks ended July 30, 2005, compared to $2,014.1 million for the twenty-six weeks ended July 31, 2004. This net sales increase of $136.0 million, or 6.8%, resulted primarily from an increase in comparable store sales of 1.3% and the increase in new stores (net of store closings). Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. The comparable store sales increase of 1.3% consisted of a 4.0% increase in the dollar value of the average basket offset by a 2.7% decrease in the number of customer transactions. The increase in the dollar value of the average basket was primarily driven by an increase in the average item retail sales price.
The following table summarizes the comparable store sales results for the twenty-six week periods as well as comparable results in customer transactions and in the value of the average basket:

	July 30, 2005	July 31, 2004

Comparable store sales	1.3%	1.5%
Customer transactions	(2.7)%	(1.0)%
Value of the average basket	4.0%	2.5%

Net sales by product category as a percentage of total net sales, and the net sales change in dollars and percentage from the first half of fiscal year 2005 to the same period in fiscal year 2004 were as follows:

	July 30, 2005		July 31, 2004		Change

($ in thousands)
Consumables	$628,917	29.3%	$634,057	31.5%	$(5,140)	(0.8)%
Home	651,580	30.3	577,740	28.7	73,840	12.8
Seasonal and toys	384,873	17.9	363,723	18.0	21,150	5.8
Other	484,773	22.5	438,628	21.8	46,145	10.5

Net sales	$2,150,143	100.0%	$2,014,148	100.0%	$135,995	6.8%

Gross Profit
Gross profit increased to $870.4 million for the twenty-six weeks ended July 30, 2005, compared to $826.5 million for the twenty-six weeks ended July 31, 2004, an increase of $43.9 million, or 5.3%. Gross profit as a percentage of net sales decreased to 40.5% in the first half of fiscal year 2005 compared to 41.0% in the first half of fiscal year 2004. The decline in the gross profit rate for the twenty-six weeks is primarily due to higher domestic inbound freight costs resulting from increased fuel surcharges and fuel prices.
Selling and Administrative Expenses
Selling and administrative expenses increased to $820.8 million for the twenty-six weeks ended July 30, 2005, compared to $771.0 million for the twenty-six weeks ended July 31, 2004, an increase of $49.8 million, or 6.5%. The increase was primarily attributable to increased store occupancy-related costs, including rent and utilities of $13.9 million and increased store payroll costs of $13.4 million consistent with the increase in the number of stores. Additionally, the Company recorded a $6.4 million expense related to the partial charge-off of the HCC Note as more fully described in Note 3 (KB Toys Matters) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As a percentage of net sales, selling and administrative expenses were 38.2% for the first half of fiscal year 2005 compared to 38.3% for the first half of fiscal year 2004. The 10 basis point decrease includes the partial charge-off of the HCC Note which was more than offset by efficiencies in store payroll management and a reduction of outbound distribution and transportation costs further discussed below.
Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1 (Summary of Significant Accounting Policies) to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) increased to $116.9 million for the first half of fiscal year 2005 compared to $113.7 million for the first half of fiscal year 2004. As a percentage of net sales, however, outbound distribution and transportation costs decreased by 30 basis points to 5.4% of net sales in the first half of fiscal year 2005 as compared to 5.7% for the same period in fiscal year 2004. The rate decrease is a function of higher productivity in all distribution centers coupled with the Company’s fifth regional distribution center in Durant, Oklahoma being fully operational in the first half of fiscal year 2005 versus being in a startup mode during the first half of fiscal year 2004, partially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the first half of fiscal year 2005 was $55.5 million compared to $50.2 million for the same period of fiscal year 2004. The $5.3 million increase is primarily related to additional capital assets placed in service.
Interest Expense
Interest expense, including the amortization of debt issuance costs, was $2.5 million for the twenty-six weeks ended July 30, 2005, compared to $9.2 million for the twenty-six weeks ended July 31, 2004, a decrease of $6.7 million. As a percentage of net sales, interest expense decreased from 0.5% in the first half of fiscal year 2004 to 0.1% in the first half of fiscal year 2005. This decline in the interest expense rate was primarily due to a combination of lower average borrowings and the lower average interest rate associated with the 2004 Credit Agreement that was entered into in the third fiscal quarter of last year. Average borrowings for the first half of fiscal year 2005 were $127.3 million compared to $204.0 million for the same period of fiscal year 2004. The 2004 Credit Agreement had an average interest rate of 3.7% during the first half of fiscal year 2005, compared to an 8.2% average rate under the Senior Notes and the 2001 Credit Agreement, which were in place during the first half of fiscal year 2004.
Income Taxes
The effective income tax benefit rate for the twenty-six weeks ended July 30, 2005 was 28.0% compared to an effective income tax benefit rate of 59.5% for the same period in fiscal year 2004. The Company anticipates that its effective income tax rate for fiscal year 2005 will be in the range of 30.7% to 37.4%. This range does not reflect the impact, if any, of the adoption of or the effect of the finalization (which could occur in fiscal year 2005) of the Proposed Interpretation of FASB No. 109, regarding “Accounting for Uncertain Tax Positions.” The decreased income tax benefit rate is primarily attributable to the effect of approximately $916,000 of income tax expense related to the write-down of deferred income tax assets as a result of Ohio tax reform enacted during the second quarter of fiscal year 2005, a decline in the anticipated level and jurisdictional mix of earnings, and a decline in favorable income tax settlements. The 59.5% effective tax benefit rate in 2004 was higher primarily due to the effect of job creation tax credit matters (settled and closed during the first fiscal quarter of 2004) over a nominal loss before income tax base.

CAPITAL RESOURCES AND LIQUIDITY
Capital Resources
On October 29, 2004, the Company entered into the 2004 Credit Agreement. The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts that were outstanding related to the Senior Notes and the 2001 Credit Agreement. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. The Company was in compliance with its financial covenants at July 30, 2005.
The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at July 30, 2005 was 4.1%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.
In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At July 30, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $173.6 million, which total amount was comprised of $155.0 million in revolving credit loans, $18.6 million in swing loans, and no bid loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $64.9 million, were $261.5 million at July 30, 2005.
The Company utilizes its credit facility primarily to manage ongoing and seasonal working capital needs. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory. In order to prepare for the 2005 holiday season, the Company expects borrowings and letters of credit to increase steadily through the end of the third quarter of fiscal year 2005, with peak borrowings during this period expected to reach approximately $365.0 million during the second half of October. The Company anticipates that borrowings will continue to rise slightly during the beginning of the fourth fiscal quarter, with a decline expected near the middle of the fourth fiscal quarter.
Liquidity
The primary sources of liquidity for the Company are cash flows from operations and, as necessary, borrowings under the 2004 Credit Agreement. At July 30, 2005, working capital was $661.7 million.
Cash flows provided by operating activities were $33.5 million for the twenty-six weeks ended July 30, 2005, and resulted primarily from net loss adjusted for depreciation and amortization expense of $46.8 million, and an increase in accounts payable of $6.6 million, supporting the growth in inventories. These were offset by a $23.3 million increase in other current assets primarily due to an increase of $16.9 million in current prepaid income taxes. Cash flows used in operating activities were $28.5 million for the twenty-six weeks ended July 31, 2004, and resulted primarily from an increase in inventories of $48.9 million, estimated income tax installments of $22.4 million included in other current assets, and a decrease in accounts payable of $12.9 million due to the timing of receipts and payments for merchandise, offset by net loss adjusted for depreciation and amortization totaling $47.6 million.
Cash flows used in investing activities were $43.3 million for the twenty-six weeks ended July 30, 2005 compared to $64.9 million for the twenty-six weeks ended July 31, 2004. The decrease of $21.6 million was primarily due to a decreased level of capital spending related to no store remodels during the first half of fiscal year 2005 compared to 64 through the first half of fiscal year 2004 and lower distribution center capital spending in fiscal year 2005 as compared to fiscal year 2004. Capital expenditure requirements in fiscal year 2005 are anticipated to be approximately $70 to $80 million, and will consist primarily of investments in new stores, the completion of the Columbus, Ohio distribution center re-engineering project, and maintenance of existing stores, distribution centers, and the Company’s general office.
Cash flows provided by financing activities were $17.5 million for the twenty-six weeks ended July 30, 2005, relating primarily to repayments towards outstanding debt of $1,203.8 million offset by borrowings of $1,218.2 million. All of the borrowings and repayments were a result of activity associated with daily cash needs of the Company. For the twenty-six weeks ended July 31, 2004, cash flows used in financing activities were $69.2 million, due primarily to the purchase of 5.4 million of the Company’s common shares for an aggregate cost of $75.0 million, or $13.82 average per share price paid.
Cash paid for income taxes (excluding refunds) of $22.2 million for the twenty-six week period ended July 30, 2005, was $0.6 million lower when compared to the same period last year. The decrease was primarily related to the decline in the Company’s fiscal year 2004 taxable income compared to the prior year.
The Company continues to believe that it has, or, if necessary, has the ability to obtain adequate resources to fund ongoing operating requirements, future capital expenditures, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the Company’s capital resources or liquidity.
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

There was no capitalized interest for the thirteen and twenty-six weeks ended July 30, 2005. Capitalized interest was $0.1 and $0.3 million for the thirteen and twenty-six weeks ended July 31, 2004, respectively.
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
Income Taxes
The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues. The results of the audits, appeals, and expiration of the statute of limitations are reflected in the income tax accounts accordingly.
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
The Company offers price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Cash paid by the customers is recorded in accrued liabilities. In the event that a sale is not consummated, liquidated damages are recorded as the lesser of: a) $25; b) 10% of the merchandise purchase price (exclusive of sales tax); or c) the amounts deposited by the customer.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at July 30, 2005. The Company does not expect changes in interest rates to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
The Company purchases approximately 30% of its product directly from overseas suppliers, all of which are purchased in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report in order to ensure that information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules, forms, and regulations.
Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15 and 15d-15 of the Exchange Act, occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
Item 3. Defaults Upon Senior Securities. Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its Annual Meeting of Shareholders on May 17, 2005. The shareholders elected the nine director nominees receiving the greatest number of votes cast in their favor, with votes cast as follows:

Director[1]	For	Withheld
Sheldon M. Berman	86,896,984	16,205,822
David T. Kollat	84,359,032	18,743,774
Brenda J. Lauderback	84,756,886	18,345,920
Philip E. Mallott	81,711,643	21,391,163
Ned Mansour	87,138,665	15,964,141
Michael J. Potter[2]	86,301,757	16,801,049
Russell Solt	84,755,190	18,347,616
James R. Tener	87,909,136	15,193,670
Dennis B. Tishkoff	84,753,962	18,348,844
William G. Kelley	11,461,498	0
1 Messrs. Berman, Kollat, Mallott, Mansour, Potter, Solt, Tener and Tishkoff and Ms. Lauderback were nominated by the Company’s Board of Directors to serve as directors. As a shareholder, Mr. Kelley nominated himself at the Annual Meeting of Shareholders.
2 As disclosed in the Company’s Current Report on Form 8-K dated July 11, 2005, Michael J. Potter resigned his positions as Chairman, Chief Executive Officer, and President of the Company and was replaced in such capacities by Steven S. Fishman. Mr. Potter’s resignation was effective July 11, 2005.
Also at the Annual Meeting, the Company’s shareholders approved the Big Lots 2005 Long-Term Incentive Plan, with votes cast as follows:

For	79,229,244
Against	12,242,682
Abstentions	578,119
Broker Non-Votes	11,057,655
No other matters were submitted to a vote of the shareholders at the Annual Meeting.

Item 5. Other Information. Not applicable.
Item 6. Exhibits.
Exhibits marked with an asterisk (*) are filed herewith. Exhibits 10.1 through 10.5 are management contracts or compensatory plans, contracts, or arrangements.

Exhibit No.	Document
10.1	Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2005).

10.2	Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2005).

10.3	First Amended to Employment Agreement with Michael J. Potter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 6, 2005).

10.4	Big Lots, Inc. Search Committee Compensation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 5, 2005).

10.5	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 11, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 7, 2005

BIG LOTS, INC.
By:	/s/ Joe R. Cooper

Joe R. Cooper Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)