Form 10-Q
period 2005-10-29
BIG LOTS INC
filed 2005-12-07
CIK 768835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of December 2, 2005, was 113,942,005.

BIG LOTS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005

Page
Part I. Financial Information	2

Item 1. Financial Statements	2

a) Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended October 29, 2005 (Unaudited) and October 30, 2004 (as Restated and Unaudited)	2

b) Condensed Consolidated Balance Sheets at October 29, 2005 (Unaudited) and January 29, 2005	3

c) Condensed Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 29, 2005 (Unaudited) and October 30, 2004 (as Restated and Unaudited)	4

d) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2005 (Unaudited) and October 30, 2004 (as Restated and Unaudited)	5

e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information	37

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signature	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 30, 2004		October 30, 2004
		(as restated —		(as restated —
	October 29, 2005	see Note 2)	October 29, 2005	see Note 2)

Net sales	$1,041,046	$980,027	$3,191,189	$2,994,175
Cost of sales	634,330	583,816	1,914,058	1,771,426

Gross profit	406,716	396,211	1,277,131	1,222,749
Selling and administrative expenses	410,583	396,135	1,231,342	1,167,089
Depreciation expense	30,806	27,101	86,270	77,347

Operating loss	(34,673)	(27,025)	(40,481)	(21,687)
Interest expense	2,359	13,960	4,848	23,201
Interest income	—	(2)	(31)	(495)

Loss before income taxes	(37,032)	(40,983)	(45,298)	(44,393)
Income tax benefit	(18,244)	(15,568)	(20,558)	(17,598)

Loss from continuing operations	(18,788)	(25,415)	(24,740)	(26,795)
Discontinued operations	—	(6,648)	—	(6,648)

Net loss	$(18,788)	$(32,063)	$(24,740)	$(33,443)

Loss per common share — basic
Continuing operations	$(0.17)	$(0.23)	$(0.22)	$(0.23)
Discontinued operations	—	(0.06)	—	(0.06)

	$(0.17)	$(0.29)	$(0.22)	$(0.29)

Loss per common share — diluted
Continuing operations	$(0.17)	$(0.23)	$(0.22)	$(0.23)
Discontinued operations	—	(0.06)	—	(0.06)

	$(0.17)	$(0.29)	$(0.22)	$(0.29)

Weighted-average common shares outstanding:
Basic	113,320	112,403	113,178	114,788
Dilutive effect of share-based awards	—	—	—	—

Diluted	113,320	112,403	113,178	114,788

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	October 29, 2005	January 29, 2005

ASSETS
Current assets:
Cash and cash equivalents	$15,092	$2,521
Inventories	1,089,873	895,016
Deferred income taxes	76,773	73,845
Other current assets	97,542	63,400

Total current assets	1,279,280	1,034,782

Property and equipment — net	614,030	648,741
Deferred income taxes	28,458	12,820
Other assets	29,807	37,241

Total assets	$1,951,575	$1,733,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,577	$149,777
Accrued liabilities	270,218	262,736

Total current liabilities	541,795	412,513

Long-term obligations	253,200	159,200
Other liabilities	97,079	86,381
Commitments and contingencies
Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value; issued 117,495 shares and 117,495 shares, respectively; outstanding 113,570 shares and 112,780 shares, respectively	1,175	1,175
Treasury shares — 3,925 shares and 4,715 shares, respectively, at cost	(52,989)	(64,029)
Unearned compensation	(2,316)	(1,814)
Additional paid-in capital	471,003	472,790
Retained earnings	642,628	667,368

Total shareholders’ equity	1,059,501	1,075,490

Total liabilities and shareholders’ equity	$1,951,575	$1,733,584

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

						Additional
	Common		Treasury		Unearned	Paid-In	Retained
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Total

Balance — January 31, 2004	116,594	$1,169	333	$(2,735)	$—	$466,740	$643,605	$1,108,779
Net loss	—	—	—	—	—	—	(33,443)	(33,443)
Exercise of stock options and related tax effects	252	3	—	—	—	2,518	—	2,521
Employee benefits paid with common shares	316	3	—	—	—	4,764	—	4,767
Treasury shares used for deferred compensation plan	67	—	(67)	301	—	—	—	301
Purchase of common shares	(5,427)	—	5,427	(75,000)	—	—	—	(75,000)
Treasury share issuances for stock options	378	—	(378)	5,266	—	—	—	5,266

Balance — October 30, 2004 (as restated — see Note 2)	112,180	1,175	5,315	(72,168)	—	474,022	610,162	1,013,191
Net income	—	—	—	—	—	—	57,206	57,206
Exercise of stock options and related tax effects	—	—	—	—	—	(721)	—	(721)
Treasury shares used for deferred compensation plan	7	—	(7)	(85)	—	—	—	(85)
Treasury share issuances for stock options	421	—	(421)	5,847	—	—	—	5,847
Treasury share issuances for restricted shares	172	—	(172)	2,377	(1,866)	(511)	—	—
Earned compensation on restricted shares	—	—	—	—	52	—	—	52

Balance — January 29, 2005	112,780	1,175	4,715	(64,029)	(1,814)	472,790	667,368	1,075,490
Net loss	—	—	—	—	—	—	(24,740)	(24,740)
Employee benefits paid with treasury shares	447	—	(447)	6,213	—	(1,041)	—	5,172
Treasury shares used for deferred compensation plan	3	—	(3)	127	—	—	—	127
Treasury share issuances for stock options and related tax effects	250	—	(250)	3,456	—	(519)	—	2,937
Treasury share issuances for restricted shares	100	—	(100)	1,382	(1,125)	(257)	—	—
Treasury shares forfeited from restricted shares	(10)	—	10	(138)	108	30	—	—
Earned compensation on restricted shares	—	—	—	—	515	—	—	515

Balance — October 29, 2005	113,570	$1,175	3,925	$(52,989)	$(2,316)	$471,003	$642,628	$1,059,501

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
		October 30,
		2004 (as
		restated — see
	October 29, 2005	Note 2)

Operating activities:
Net loss	$(24,740)	$(33,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	—	6,648
Depreciation and amortization expense	80,362	76,490
Deferred income taxes	(18,566)	(9,165)
Partial charge-off of KB Note	6,389	—
(Gain) loss on sale of assets	(554)	1,602
Employee benefits paid with company shares	5,172	4,767
Non-cash share-based compensation expense	515	—
Other	251	301
Change in assets and liabilities	(75,494)	(200,571)

Net cash used in operating activities	(26,665)	(153,371)

Investing activities:
Capital expenditures	(58,429)	(108,085)
Purchase of short-term investments	—	(115,125)
Redemption of short-term investments	—	122,625
Cash proceeds from sale of assets	1,274	132
Other	(49)	(187)

Net cash used in investing activities	(57,204)	(100,640)

Financing activities:
Proceeds from long-term obligations	1,967,700	893,900
Payments for long-term obligations	(1,873,700)	(726,800)
Payments for treasury shares acquired	—	(75,000)
Proceeds from the exercise of stock options	2,814	7,787
Deferred bank fees	(374)	(1,249)

Net cash provided by financing activities	96,440	98,638

Increase (decrease) in cash and cash equivalents	12,571	(155,373)
Cash and cash equivalents:
Beginning of period	2,521	174,003

End of period	$15,092	$18,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,997	$24,786
Cash paid for income taxes (excluding refunds)	$22,251	$23,224
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company is the nation’s largest broadline closeout retailer. At October 29, 2005, the Company operated a total of 1,550 stores in 47 states with 1,511 stores under the name Big Lots® and 39 stores under the name Big Lots Furniture®. The Company’s Web site is located at www.biglots.com. Wholesale operations are conducted through Big Lots Wholesale, Consolidated International, Wisconsin Toy, and with online sales at www.biglotswholesale.com. The contents of the Company’s Web sites are not part of this report.
Fiscal Year
The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal year 2005 is comprised of 52 weeks and ends on January 28, 2006. Fiscal year 2004 was comprised of 52 weeks and ended on January 29, 2005.
Segment Reporting
The Company manages its business based on one segment, broadline closeout retailing. At October 29, 2005 and October 30, 2004, all of the Company’s operations were located within the United States of America. The following net sales data is presented in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

(In thousands)
Consumables	$334,782	$312,927	$963,699	$946,984
Home	349,723	306,478	1,001,303	884,218
Seasonal and toys	127,686	138,333	512,559	502,055
Other	228,855	222,289	713,628	660,918

Net sales	$1,041,046	$980,027	$3,191,189	$2,994,175

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
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Balance Sheet at October 29, 2005, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004, as restated (see Note 2), and the Condensed Consolidated Statements of Shareholders’ Equity and of Cash Flows for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, as restated (see Note 2), have been prepared by the Company without audit. In the opinion of management, all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for all periods presented have been made. The Condensed Consolidated Financial Statements include all the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, filed April 18, 2005 with the SEC. Interim results are not necessarily indicative of results for a full year.
The Company’s discontinued operations relate to the disposition of the KB Toys business (see Note 3).
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
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics at its current retail selling value. Inventory retail selling values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross profit. These assumptions are based on historical experience and current information.
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
Shrinkage is recorded as a reduction to inventories and gross profit and is estimated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on the Company’s actual experience and the Company’s most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes minimize shrinkage.
Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that could materially reduce its cost of sales.
Intangible Assets
Trademarks, service marks, and other intangible assets with finite lives are stated at cost and are amortized on a straight-line basis over a period of fifteen years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset are calculated and compared to the carrying value. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. The net book value of the Company’s intangible assets was $0.8 million at both October 29, 2005 and January 29, 2005. The related accumulated amortization was $0.1 million at both October 29, 2005 and January 29, 2005.
Property and Equipment — Net
Property and equipment are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

The estimated useful lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5 — 40 years
Fixtures and equipment	5 — 15 years
Transportation equipment	3 — 20 years
There was no capitalized interest for the thirteen and thirty-nine weeks ended October 29, 2005. Capitalized interest was $0.3 million and $0.6 million for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.
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
Computer Software Costs
The Company capitalizes certain computer software costs, included in fixtures and equipment, after the application development stage has been established. Capitalized computer software costs are depreciated using the straight-line method over five years. The net book value of computer software costs was $13.7 million and $14.2 million at October 29, 2005 and January 29, 2005, respectively.
Share-Based Compensation
The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, as permitted by these standards, continues to apply the recognition and measurement principles of APB No. 25 to its stock options and other share-based employee compensation awards.
The following table presents the effect on net loss and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

(In thousands, except per share amounts)
Net loss:
As reported	$(18,788)	$(32,063)	$(24,740)	$(33,443)
Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(923)	159	(2,802)	(2,500)

Pro forma net loss	$(19,711)	$(31,904)	$(27,542)	$(35,943)

Loss per common share — basic:
As reported	$(0.17)	$(0.29)	$(0.22)	$(0.29)
Pro forma	$(0.17)	$(0.28)	$(0.24)	$(0.31)

Loss per common share — diluted:
As reported	$(0.17)	$(0.29)	$(0.22)	$(0.29)
Pro forma	$(0.17)	$(0.28)	$(0.24)	$(0.31)

The Company used a binomial model to determine the fair value of all stock options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004 was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model and, therefore, the binomial model provides a more accurate estimate of fair value. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. In addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions used in the option pricing model for each of the respective periods were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Weighted-average fair value of options granted	$4.77	$4.42	$4.73	$5.49
Risk-free interest rate	4.3%	3.5%	3.9%	3.1%
Expected life (years)	5.0	5.4	5.4	5.2
Expected volatility	43.4%	38.1%	42.4%	39.1%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

Income Taxes
The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the adequacy and need for a valuation allowance for deferred tax assets. The Company also considers SFAS No. 109 tax planning strategies in determining the amount of valuation allowance required. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.
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
Pension Liabilities
Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Outside actuaries are used to provide assistance in calculating the future obligations for pension and other retirement benefits. Since there are many assumptions used to estimate the Company’s obligations for retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of at least Aa. To develop the expected long-term rate of return on assets, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio.
The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

(In thousands)
Service cost — benefits earned in the period	$828	$873	$2,483	$2,620
Interest cost on projected benefit obligation	787	818	2,362	2,455
Expected investment return on plan assets	(1,067)	(855)	(3,201)	(2,564)
Amortization of actuarial loss	331	378	994	1,131
Amortization of prior service cost	33	34	101	101
Amortization of transition obligation	3	3	10	10

Net periodic pension cost	$915	$1,251	$2,749	$3,753

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Discount rate	5.7%	6.1%	5.7%	6.1%
Rate of increase in compensation levels	4.0%	4.6%	4.0%	4.6%
Expected long-term rate of return	8.5%	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/04	12/31/03	12/31/04	12/31/03

The Company’s funding policy is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contributions in fiscal year 2005. Discretionary contributions could be made upon further analysis of the Big Lots Defined Benefit Pension Plan during fiscal year 2005. No contributions were made during the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004.
Insurance Reserves
The Company is self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, and the Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported. Such amounts are determined by applying actuarially-based calculations taking into account known trends and projections of future results. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The fair value of the long-term obligations was estimated based on the current rates offered to the Company for obligations of the same remaining maturities. The carrying value of the Company’s long-term obligations at October 29, 2005 and January 29, 2005 approximates fair value since the interest rates are variable and approximate current market rates.
Commitments and Contingencies
In the ordinary course of its business, the Company is or may be subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will, if material, record a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.
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
Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales. Outbound distribution and transportation costs were $57.6 million and $56.1 million for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and $174.5 million and $169.9 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.
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
Advertising Expense

Advertising costs are expensed as incurred and consist primarily of print and television advertisements. Advertising expenditures were $24.0 million and $25.3 million for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and $71.0 million and $70.7 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.
Earnings per Share

Basic earnings per share is calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the additional dilutive effect of stock options and unvested restricted stock, calculated using the treasury stock method.
There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share, and there were no securities outstanding which were excluded from the computation of earnings per share for any period presented herein. Diluted shares outstanding are equal to basic shares outstanding for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004, as the Company incurred a loss, and to include the effect of stock options and unvested restricted stock would be anti-dilutive. As a result, an aggregate of 106,173 and 233,569 common shares subject to unexercised stock options were not included in the computation of diluted earnings per share for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. Common shares subject to unexercised stock options not included in the computation of diluted earnings per share for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, were 157,267 and 667,585, respectively. In addition, 47,494 and 34,087 unvested restricted shares were not included in diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2005, respectively.
For the thirteen weeks ended October 29, 2005 and October 30, 2004, stock options outstanding with an exercise price greater than the weighted-average market price, excluded from the computation of diluted earnings per share due to their anti-dilutive effect, were 7.4 million and 5.8 million, respectively. For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, stock options outstanding with an exercise price greater than the weighted-average market price, excluded from the computation of diluted earnings per share due to their anti-dilutive effect, were 6.2 million and 4.7 million, respectively.
Store Pre-opening Costs

Pre-opening costs related to new store openings and the construction periods are expensed as incurred.
Discontinued Operations

The reserve for discontinued operations, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, includes management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB (as defined in Note 3) as part of its bankruptcy proceeding. For a discussion of the discontinued operations, see Note 3.

Recent Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Consolidated Statement of Operations. This statement eliminates the alternative to use the intrinsic value method for valuing share-based compensation, which typically resulted in recognition of no compensation cost. The statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the SEC issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123(R), to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. On November 21, 2005, the Company announced that the Nominating and Compensation Committee (“Committee”) of the Company’s Board of Directors, after discussion with the Board of Directors, approved accelerating the vesting of stock options representing approximately 3.8 million of the Company’s shares awarded on or before February 21, 2005. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006. This action is expected to enable the Company to eliminate approximately $11.7 million (before tax) of expense over the five year period during which the stock options would have vested, subject to determination of the exact number of stock options being accelerated and the impact of additional adjustments related to cancellation of certain stock options. The Company also believes this action will have a positive effect on associate morale and retention. Additionally, the Committee imposed a holding period that requires all directors, executive vice presidents, and senior vice presidents (including the Company’s named executive officers other than Messrs. Fishman and Potter, whose stock options were not accelerated) to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the options original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment.
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
In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. Historically, the Company had classified tenant allowances as a reduction to property and equipment instead of as a deferred lease credit on the Consolidated Balance Sheets. As a result, the Company also amortized the deferred lease credit over the asset life instead of over the lease term, reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense, and reflected tenant allowances as a reduction of capital expenditures within investing activities instead of a change in operating activities in the Consolidated Statements of Cash Flows. The Company reassessed this accounting policy and corrected its accounting policy to treat lease incentives received as a deferred liability amortized over the lease term. The Company also restated the previously reported financial statements to properly account for tenant allowances.
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
The cumulative effect of these accounting corrections reduced shareholders’ equity by $7.3 million at the beginning of fiscal year 2004. The restatement principally resulted in an increase to the net loss of $0.6 million and $1.4 million for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. Additionally, the restatement resulted in a decrease in cash flows used in operating activities of $10.6 million and an increase in cash flows used in investing activities of $3.2 million for the thirty-nine weeks ended October 30, 2004.
Investments in auction rate preferred securities and municipal auction rate securities (collectively, “auction rate securities”) were reclassified from cash and cash equivalents to short-term investments. The Company has made corresponding adjustments to its Condensed Consolidated Statement of Cash Flows for the thirty-nine week period ended October 30, 2004 to reflect the purchases and redemptions of auction rate securities as investing activities rather than as a component of cash and cash equivalents. This reclassification was made because the auction rate securities had stated maturities beyond three months. The auction rate securities reclassification resulted in an increase in purchases and redemptions of short-term investments of $115.1 million and $122.6 million, respectively, resulting in a net decrease in cash used in investing activities of $7.5 million in the Condensed Consolidated Statement of Cash Flows for the thirty-nine week period ended October 30, 2004. The reclassifications had no impact on the Company’s results of operations or financial condition.

The following tables summarize the effect of the restatement adjustments and reclassifications in the Condensed Consolidated Financial Statements:

	Thirteen Weeks Ended October 30, 2004			Thirty-Nine Weeks Ended October 30, 2004
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
(In thousands, except per share amounts)
Selling and administrative expenses	$396,815	$(680)	$396,135	$1,169,501	$(2,412)	$1,167,089
Depreciation expense	25,434	1,667	27,101	72,609	4,738	77,347
Operating (loss) profit	(26,038)	(987)	(27,025)	(19,361)	(2,326)	(21,687)
Loss from continuing operations before income taxes	(39,996)	(987)	(40,983)	(42,067)	(2,326)	(44,393)
Income tax benefit	(15,184)	(384)	(15,568)	(16,674)	(924)	(17,598)
Net Loss	$(31,460)	$(603)	$(32,063)	$(32,041)	$(1,402)	$(33,443)
Loss per common share — basic:
Continuing Operations	$(0.22)	$(0.01)	$(0.23)	$(0.22)	$(0.01)	$(0.23)
Discontinued Operations	(0.06)	—	(0.06)	(0.06)	—	(0.06)

	$(0.28)	$(0.01)	$(0.29)	$(0.28)	$(0.01)	$(0.29)
Loss per common share — diluted:
Continuing Operations	$(0.22)	$(0.01)	$(0.23)	$(0.22)	$(0.01)	$(0.23)
Discontinued Operations	(0.06)	—	(0.06)	(0.06)	—	(0.06)

	$(0.28)	$(0.01)	$(0.29)	$(0.28)	$(0.01)	$(0.29)

	Thirty-Nine Weeks Ended October 30, 2004
	As Previously			As Reclassified
	Reported	Reclassifications	Adjustments	and Restated
(In thousands)
Net cash used in operating activities	$(163,987)	$—	$10,616	$(153,371)
Net cash used in investing activities	(97,415)	7,500	(10,725)	(100,640)
Net cash provided by financing activities	98,638	—	—	98,638

Decrease in cash and cash equivalents	(162,764)	7,500	(109)	(155,373)

Cash and cash equivalents:
Beginning of period	191,228	(7,500)	(9,725)	174,003

End of period	$28,464	$—	$(9,834)	$18,630

NOTE 3 — KB TOYS MATTERS
In December 2000, the Company sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB acquired the KB Toys business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”).
The Company continues to analyze the effect of KB’s bankruptcy on the various continuing rights and obligations of the parties to the KB Stock Purchase Agreement, including: a) a note issued from Havens Corners Corporation (“HCC”), a subsidiary of KB

Acquisition Corporation and a party to the bankruptcy proceedings, to the Company, and an accompanying warrant to acquire common stock of KB Holdings, Inc. (“KB Holdings”); b) the status of KB’s indemnification obligations to the Company with respect to guarantees of KB store leases by the Company and guarantees (relating to lease and mortgage obligations) for which the Company has indemnification obligations arising out of its 1996 acquisition of the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”); and c) the status of the Company’s and KB’s other indemnification obligations to each other with respect to general liability claims, representations and warranties, litigation, taxes, and other payment obligations pursuant to the KB Stock Purchase Agreement.
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
The HCC Note became immediately due and payable at the time of KB’s bankruptcy filing. The Company engaged an independent investment advisory firm to assist the Company in estimating the fair value of the HCC Note and KB Warrant for both book and tax purposes. As a result, the Company charged off a portion of the HCC Note and wrote down the full value of the KB Warrant resulting in a book value of the HCC Note of $7.3 million, and accordingly recorded a net charge (before tax) to continuing operations in the fourth quarter of fiscal year 2003 in the amount of $9.6 million. In addition, as a result of the bankruptcy filing and the partial charge-off, the Company recorded a tax benefit of $20.2 million in the fourth quarter of fiscal year 2003. A substantial portion of this tax benefit reflects the charge-off of the higher tax basis of the HCC Note. The book value of the HCC Note was $7.3 million at January 29, 2005, and $0.9 million at October 29, 2005, following the partial pre-tax charge-off of $6.4 million recorded in the second quarter of fiscal 2005. The HCC Note is recorded as a component of long-term assets on the Consolidated Balance Sheets at October 29, 2005 and January 29, 2005.
When the Company acquired the KB Toys business from CVS in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB’s failure to pay all monies due and owing under any KB lease or mortgage obligation guaranteed by CVS. The typical form of the CVS guarantee provides that the terms of the underlying lease may be extended, amended, modified or in any way changed without the consent of the guarantor. While the Company controlled the KB Toys business, the Company provided guarantees containing terms similar to the CVS guarantees with respect to a limited number of additional store leases. As part of the KB sale, and in accordance with the terms of the KB Stock Purchase Agreement, KB similarly agreed to indemnify the Company with respect to all lease and mortgage obligations, including those guaranteed by CVS and those guaranteed by the Company. The Company believes, at the time of KB’s bankruptcy filing, it had guarantee or indemnification obligations with respect to: a) approximately 390 KB store leases; b) two distribution center leases; and c) KB’s main office building lease.
On February 25, 2004, the Company announced that KB had rejected 389 store leases, of which the Company believes it had guarantee or indemnification obligations relating to approximately 90. The Company engaged an independent real estate valuation firm to assist in the analysis of the Company’s potential liability with respect to the 90 guaranteed leases. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations for rent and legal expenses in the fourth quarter of fiscal year 2003 in the amount of $14.3 million (net after a $9.7 million tax benefit) to reflect its best estimate of this loss contingency.
On October 26, 2004, KB announced its intent to close an additional 141 to 238 underperforming stores and reject those leases by January 31, 2005. At October 30, 2004, the Company believed that KB had rejected approximately 598 store leases and that the Company has guarantee or indemnification obligations relating to approximately 162 of those leases (including 72 resulting from KB’s October 26, 2004, announcement). Using the same methodology to analyze the Company’s potential liability with respect to these additional guaranteed leases, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $4.9 million (net after a $3.7 million tax benefit) to reflect its best estimate of this loss contingency. Since then, the Company believes that KB both rejected a limited number of additional store leases and withdrew its previous rejection of certain other store leases. KB’s actions resulted in a net increase of approximately six store lease rejections (bringing the total rejections to approximately 168) for which the Company believes it has guarantee or indemnification obligations. No additional charges related to the guarantee obligations have been recorded by the Company since October 30, 2004.
On August 16, 2005, KB filed notice of its final lease rejections. Included on the list were four additional store leases (including one which the Company has a guarantee or indemnification obligation), the impact of which has been reflected in the store lease rejection discussion above. Additionally, the list included both the prime leases and sub-leases relating to two distribution centers. As previously disclosed, the Company has indemnification obligations relating to both of the distribution center leases. The Company believes these distribution centers were no longer being used by KB and had both been sublet to unrelated third parties for rents in excess of the rents due under the terms of KB’s prime leases. The Company is unable to determine at this time whether any additional liability will result from these rejections or the future default on any remaining leases guaranteed by the Company or CVS that were not rejected by KB. Moreover, since the typical form of guarantee permits an extension, amendment, modification or other change, the Company is unable to estimate its maximum potential amount of future payments, if any, required to satisfy lease guarantees. In the event any liability arises from the rejection of the distribution centers or additional leases are defaulted upon, any related charge would be to discontinued operations. Management does not believe that such a charge would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.
On March 10, 2004, the Company announced that it had received notice of a default relating to a first mortgage on a distribution center located in Pittsfield, Massachusetts (the “Pittsfield DC”). As a result of KB’s bankruptcy filing, the mortgage holder declared an event of default and claimed that the loan had become immediately due and payable (the “Pittsfield DC Note”). The Company was informed that, as of January 14, 2004, the Pittsfield DC Note had an outstanding principal balance of approximately $6.3 million plus accrued interest of approximately $21,000. Additionally, the mortgage holder claimed that a make-whole premium of approximately $1.5 million was also due and payable. On November 5, 2004, the Company satisfied its indemnity obligation with respect to the Pittsfield DC Note at a cost of $8.4 million. The Company engaged an independent real estate valuation firm to assist it in the analysis of the Company’s potential loss arising from the indemnification payment related to the Pittsfield DC Note. Based upon analysis of the information then available, the Company recorded a charge to discontinued operations in the third quarter of fiscal year 2004 in the amount of $1.7 million (net after a $1.0 million tax benefit) to reflect its best estimate of the difference between the subrogation rights ($6.1 million) flowing from the indemnification payment and the net realizable value of the Pittsfield DC.
On May 13, 2005, KB Toys and the Official Committee of Unsecured Creditors filed a Joint Plan of Reorganization (the “KB Plan”), which was later amended on July 24, 2005. On July 28, 2005, the Company, along with KB Toys and the Official Committee of Unsecured Creditors entered into a Stipulation and Agreed Order which, among other things, caused the KB Plan to be further amended. In final form, the KB Plan was based on a plan funding agreement which KB entered into with an affiliate of Prentice Capital Management, LP (the “Prentice Affiliate”). Under the terms of the KB Plan, the Prentice Affiliate invested $20 million in the reorganized KB Toys and provided a $25 million seasonal credit facility in exchange for 90% of the common stock and 100% of the preferred stock of the reorganized KB Toys. The remaining common stock is being held by a trust for the benefit of the unsecured creditors of those KB Toys entities being reorganized under the KB Plan. The KB Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on August 18, 2005.

Under the KB Plan, the Company will be treated on a consolidated basis with all other unsecured operating subsidiary creditors for purposes of its lease obligations and the Pittsfield DC Note, and expects to receive approximately 8% on its allowed unsecured claims relating to these items. Additionally, the Company expects to receive approximately 1.6%, or $0.9 million, of its unsecured claim related to the HCC Note. Because the HCC Note had a net book value of $7.3 million following the partial charge-off recorded in the fourth quarter of fiscal 2003, the Company recorded an additional $6.4 million pre-tax charge (before a $2.6 million tax benefit) related to the HCC Note in the second quarter of fiscal 2005. The Company has not reflected any benefit arising from the KB Plan as part of its reserve for the lease obligations and the Pittsfield DC Note.
In addition to including KB’s indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB by the Company and of the Company by KB. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to indemnify KB for tax losses generally related to the periods prior to the Company’s sale of KB. The Company continues to assess the effect of the KB bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease or non-tax related indemnification obligations. At this time, management does not believe that the impact would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.
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
NOTE 4 — REAL ESTATE STRATEGY
On October 6, 2005, the Company announced its decision to close approximately 126 underperforming closeout stores in addition to the 40 stores previously planned for closure in fiscal year 2005. The closure of these stores is expected to be completed by the end of fiscal year 2005. The Company expects to record approximately $58.0 million in charges in connection with these store closures. The table below summarizes the type and amount of total estimated expenses anticipated to be recorded as a result of these store closures and identifies the cash components:

	Non-Cash	Cash	Total
(In thousands)
Lease related obligations	$—	$26,000	$26,000
Severance and other	—	4,000	4,000
Inventory liquidation	21,000	—	21,000
Asset write-downs	7,000	—	7,000

Total	$28,000	$30,000	$58,000

Asset write-downs include assets used in normal operations of retail stores and include remaining unrecoverable net book values of fixtures, racking, equipment and signs. The table does not include the cash impact of the tax benefit, which generally will be realized when the lease and severance obligations are paid or the asset is disposed of or sold.
In connection with the announcement to close stores, the Company recorded severance and benefits of $0.6 million, included in selling and administrative expenses, and additional depreciation expense of $1.8 million in the thirteen weeks ended October 29, 2005. The additional depreciation expense resulted from changing the estimated useful life of the property and equipment at stores planned for closure in order to depreciate these assets to their estimated salvage value at the store closing date.

NOTE 5 — LONG-TERM OBLIGATIONS
On October 29, 2004, the Company entered into a $500.0 million unsecured credit facility with a syndicate of lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts that were outstanding related to the $204.0 million in senior notes privately placed in 2001 (the “Senior Notes”) and the $300.0 million secured revolving credit agreement entered into in 2001 (the “2001 Credit Agreement”). The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. On October 25, 2005, the Company and the lenders entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the estimated charges related to the store closing plan discussed in Note 4. The Company was in compliance with its financial covenants at October 29, 2005.
The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at October 29, 2005 was 4.6%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.
In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At October 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $253.2 million, which total amount was comprised of $225.0 million in revolving credit loans, $28.2 million in swing loans, and no bid loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $66.8 million, were $180.0 million at October 29, 2005.
Due to the early termination of the Senior Notes and the 2001 Credit Agreement, interest expense included debt prepayment charges of $8.9 million for the third quarter of fiscal year 2004.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
In addition to short-term purchase obligations (i.e., obligations due within one year of October 29, 2005) for retail merchandise issued in the ordinary course of the Company’s business, the Company has an obligation to make future inventory purchases totaling $272.6 million at October 29, 2005. The Company is not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirements of the commitment are satisfied.
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
For a discussion of discontinued operations, including KB bankruptcy matters, see Note 3.
In November 2004, the Company was served a civil complaint wherein it was alleged that the Company has violated Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern

District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. The plaintiffs in both cases are seeking to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for the Company since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the lawsuit. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for the Company as a furniture department manager at any time between November 2, 2001 and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the lawsuit. The Texas case will include furniture department managers only, whereas the Louisiana case will include only assistant store managers. While the original period to opt-in to the lawsuits has passed, the period is expected to be extended for certain individuals based on several factors, the most significant of which is the impact that hurricanes had on mail delivery in certain areas of the Gulf Coast states. Until such time as the opt-in period has fully lapsed, the Company will be unable to determine the number of individuals that will be included in each lawsuit. The Company has the right to file a motion seeking to decertify the classes after discovery has been conducted. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
On October 13, 2005, the Company was served a civil complaint wherein it was alleged that the Company had violated certain California wage and hour laws. This class action lawsuit was filed in the Superior Court of the State of California, County of Ventura. The plaintiff is seeking to recover, on behalf of herself and all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. Pending discovery on the plaintiff’s claims, the Company cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in this lawsuit. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
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
NOTE 7 — ADDITIONAL DATA
The following schedule is a summary of other current assets, property and equipment — net, accrued liabilities, and other liabilities:

	October 29, 2005	January 29, 2005
(In thousands)
Accounts receivable	$19,451	$13,185
Refundable and prepaid income taxes	32,090	6,351
Prepaid expenses and other current assets	46,001	43,864

Other current assets	$97,542	$63,400

The increase in other current assets was primarily due to an increase of $25.7 million in current prepaid income taxes as the first two required installments of estimated taxes paid were based on annualized first quarter profit.

	October 29, 2005	January 29, 2005
(In thousands)
Land and land improvements	$39,882	$39,913
Buildings and leasehold improvements	671,629	649,618
Fixtures and equipment	694,063	664,352
Transportation equipment	21,696	22,741
Construction-in-progress	1,342	10,336

Property and equipment — cost	1,428,612	1,386,960
Less accumulated depreciation	814,582	738,219

Property and equipment — net	$614,030	$648,741

The increase in accumulated depreciation of $76.4 million is comprised of depreciation expense of $86.3 million offset by disposals of $9.9 million.
	October 29, 2005	January 29, 2005
(In thousands)
Property, payroll, and other taxes	$111,142	$102,118
Insurance reserves	45,708	45,255
Operating expenses	53,429	58,792
KB bankruptcy non-tax related reserves	31,739	32,498
Salaries and wages	25,160	20,860
Interest and income taxes	3,040	3,213

Accrued liabilities	$270,218	$262,736

	October 29, 2005	January 29, 2005
(In thousands)
Insurance reserves	$41,552	$35,955
Deferred incentive rent	43,831	39,533
Other long-term liabilities	11,696	10,893

Other liabilities	$97,079	$86,381

The following analysis supplements changes in assets and liabilities, presented in the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2005 and October 30, 2004:

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
(In thousands)
Inventories	$(194,857)	$(238,917)
Other current assets	(34,142)	(30,272)
Other assets	1,212	(1,991)
Accounts payable	121,800	61,904
Accrued operating expenses	15,051	8,119
Interest and income taxes	(173)	(13,781)
Other liabilities	15,615	14,367

Change in assets and liabilities	$(75,494)	$(200,571)

For the thirty-nine weeks ended October 29, 2005, the $194.9 million change in inventories, partially offset by the $121.8 million change in accounts payable, was primarily due to the opening of 48 net new stores. In addition, the increase in accounts payable for the thirty-nine weeks ended October 29, 2005 of $121.8 million compared to $61.9 million for the thirty-nine weeks ended October 30, 2004, was impacted by the timing of payments made to merchandise vendors. Inventory on a per store basis is down 1% as compared to October 30, 2004. In addition, other current assets changed by $34.1 million primarily due to an increase of $25.7 million in current prepaid income taxes.
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
The Company’s ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect the Company’s business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

•	the impact of recent hurricanes on the Company’s customers, stores, inventory, associates, and distribution network;

•	the Company’s ability to source and purchase merchandise on favorable terms;

•	interruptions and delays in merchandise supply from the Company’s and its vendors’ foreign and domestic sources;

•	risks associated with purchasing, directly or indirectly, merchandise from foreign sources, including increased import duties and taxes, imposition of more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices;

•	the ability to attract new customers and retain existing customers;

•	the Company’s ability to establish effective advertising, marketing, and promotional programs;

•	economic and weather conditions which affect buying patterns of the Company’s customers;

•	changes in consumer spending and consumer debt levels;

•	the Company’s ability to anticipate buying patterns and implement appropriate inventory strategies;

•	continued availability of capital and financing on favorable terms;

•	competitive pressures and pricing pressures, including competition from other retailers;

•	the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for noncompliance);

•	significant interest rate fluctuations and changes in the Company’s credit rating;

•	the creditworthiness of the Company’s former KB Toys business;

•	the Company’s indemnification and guarantee obligations with respect to approximately 390 KB Toys store leases and other real property leases, some or all of which may have been rejected or materially modified in connection with the KB Toys bankruptcy proceedings, as well as other potential costs arising out of the KB Toys bankruptcy;

•	litigation risks and changes in laws and regulations, including changes in accounting standards, the interpretation and application of accounting standards, and tax laws;

•	transportation and distribution delays or interruptions that adversely impact the Company’s ability to receive and/or distribute inventory;

•	the impact on transportation costs from the driver hours of service regulations adopted by the Federal Motor Carriers Safety Administration that became effective in January 2004;

•	the effect of fuel price fluctuations on the Company’s transportation costs and customer purchases;

•	interruptions in suppliers’ businesses;

•	the Company’s ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	the costs, interruptions, and problems associated with the implementation of, or failure to implement, new or upgraded systems and technology;

•	the effect of international freight rates and domestic transportation costs on the Company’s profitability;

•	the Company’s ability to secure suitable new store locations under favorable lease terms;

•	the Company’s ability to successfully enter new markets;

•	delays associated with constructing, opening, and operating new stores;

•	the Company’s ability to attract and retain suitable employees; and

•	other risks described from time to time in the Company’s filings with the SEC, in its press releases, and in other communications.
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
RESTATEMENT OF FINANCIAL STATEMENTS
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended October 30, 2004, as appropriate, to correct the Company’s accounting treatment for leases, depreciation of related leasehold improvements, non-qualified deferred compensation plan assets and liabilities, and reclassification of auction rate preferred securities and municipal auction rate securities as described in Note 2 to the Condensed Consolidated Financial Statements. Throughout this report, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
OVERVIEW
The discussion and analysis presented below should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.
Closeout retailers provide a market to manufacturers by purchasing excess product that generally results from production overruns, packaging changes, discontinued products, or returns. The Company also purchases closeout merchandise through other channels, including liquidations, bankruptcies, and insurance claim settlements. As a result of the lower purchase costs, closeout retailers can generally offer most merchandise at prices lower than those offered by traditional retailers.
The Company is the nation’s largest broadline closeout retailer. At October 29, 2005, the Company operated a total of 1,550 stores in 47 states with 1,511 stores under the name Big Lots® and 39 stores under the name Big Lots Furniture®. The following table compares the number of stores in operation at the beginning and end of the thirty-nine weeks ended October 29, 2005, and October 30, 2004.

	October 29, 2005	October 30, 2004

Stores open at the beginning of the fiscal year	1,502	1,430
Stores opened during the period	65	98
Stores closed during the period	(17)	(17)

Stores open at the end of the period	1,550	1,511

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
The seasonality of the Company’s business also influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit facilities to fund seasonal working capital needs and has substantially repaid these seasonal borrowings during the fourth fiscal quarter. The Company expects that it will maintain borrowings under the 2004 Credit Agreement throughout fiscal year 2005. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of the year and the Company’s need to acquire merchandise inventory.
RECENT DEVELOPMENTS
What’s Important Now (WIN) Strategy

The Company is engaged in a strategic assessment of its operations. Specifically, the Company is focusing on opportunities for improved financial performance resulting from a continuing detailed analysis of real estate, operating expenses, and merchandising. This strategic assessment is resulting in specific initiatives collectively referred to by the Company as its WIN strategy.
As part of the real estate strategy, the Company announced the closure of approximately 126 underperforming stores in addition to the 40 stores previously planned for closure in fiscal year 2005. The closure of these stores is expected to be completed by the end of fiscal year 2005. The Company expects to record approximately $58.0 million in charges in connection with these store closures. The table below summarizes the type and amount of total estimated expenses anticipated to be recorded as a result of these store closures and identifies the cash components:

	Non-Cash	Cash	Total
(In thousands)
Lease related obligations	$—	$26,000	$26,000
Severance and other	—	4,000	4,000
Inventory liquidation	21,000	—	21,000
Asset write-downs	7,000	—	7,000

Total	$28,000	$30,000	$58,000

Asset write-downs include assets used in normal operations of retail stores and include remaining unrecoverable net book values of fixtures, racking, equipment and signs. The table does not include the cash impact of the tax benefit, which generally will be realized when the lease and severance obligations are paid or the asset is disposed of or sold.
In connection with the announcement to close stores, the Company recorded severance and benefits of $0.6 million, included in selling and administrative expenses, and additional depreciation expense of $1.8 million in the thirteen weeks ended October 29, 2005.
The Company’s review of its operating expenses has produced some items available for near term action and other items that are longer term opportunities. Near term action items can reasonably be expected to impact current results and fiscal year 2006 results. Longer term action items are expected to impact fiscal year 2007 and beyond. In the near term, action is being taken to reduce general office costs, store expenses, and distribution center costs. The Company has made some organizational and process changes in the general office and distribution centers and continues to closely manage store payroll.
As part of a review of its merchandising strategy, the Company plans to: 1) close its stand-alone furniture stores; 2) execute a series of markdowns in an effort to lower in-store inventory levels in certain categories and improve inventory turnover; and 3) exit the frozen foods business. The Company is continuing to develop its merchandise strategy with the goals of growing sales per square foot and increasing gross profit dollars.

KB Toys Update

On August 16, 2005, KB filed its final lease rejections, which included leases relating to four additional KB retail stores and two distribution centers sublet by KB to unrelated third parties. On August 18, 2005, the KB Plan was confirmed by the United States Bankruptcy Court for the District of Delaware. For a discussion of these matters and other matters related to the KB bankruptcy, see Note 3.
Amendment to the 2004 Credit Agreement

On October 25, 2005, the Company and its lenders entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the estimated charges related to the store closing plan discussed in Note 4.
RESULTS OF OPERATIONS
The following table compares components of the Condensed Consolidated Statements of Operations of the Company as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	59.6	60.0	59.2

Gross profit	39.1	40.4	40.0	40.8
Selling and administrative expenses	39.4	40.4	38.6	39.0
Depreciation expense	3.0	2.8	2.7	2.6

Operating profit (loss)	(3.3)	(2.8)	(1.3)	(0.7)
Interest expense	0.2	1.4	0.2	0.8
Interest income	0.0	0.0	0.0	0.0

Loss before income taxes	(3.6)	(4.2)	(1.4)	(1.5)
Income tax benefit	(1.8)	(1.6)	(0.6)	(0.6)

Loss from continuing operations	(1.8)	(2.6)	(0.8)	(0.9)
Discontinued operations	0.0	(0.7)	0.0	(0.2)

Net loss	(1.8)%	(3.3)%	(0.8)%	(1.1)%

THIRTEEN WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
Net Sales

Net sales increased to $1,041.0 million for the thirteen weeks ended October 29, 2005, compared to $980.0 million for the thirteen weeks ended October 30, 2004. This net sales increase of $61.0 million, or 6.2%, resulted from the net addition year over year of 39 stores, or 2.6% store growth, and an increase in comparable store sales for the third quarter of fiscal year 2005 of 1.7%. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. The comparable store sales increase of 1.7% consisted of a 5.0% increase in the dollar value of the average basket offset by a 3.3% decrease in the number of customer transactions. While customer traffic continued its negative trend, the consistency of the basket growth was comprised of both higher units sold per transaction and slightly higher average item retail selling price when compared to the prior fiscal year. Furniture, Home and Consumables were the categories that drove the increase in comparable store sales in the third quarter of fiscal year 2005, offset by a decline in Seasonal and toys. Even though the Company announced the closure of its stand-alone furniture stores, Furniture remains a very important part of the Company’s planned business through more than 1,100 furniture departments in its closeout stores.
The Company believes that future sales growth is dependent upon increases in the number of customer transactions and/or increases in the dollar value of the average basket. While the current economic environment (primarily higher energy prices) continues to impact the Company’s core customer and the discount retail sector, the Company believes opportunities exist to improve customer traffic through more effective advertising circulars, a higher concentration of closeout merchandise, and more consistent merchandising across all categories in the store. The following table summarizes the comparable store sales results for the thirteen-week periods as well as comparable results in customer transactions and in the value of the average basket:

	October 29, 2005	October 30, 2004

Comparable store sales	1.7%	(1.4)%
Customer transactions	(3.3)%	(2.9)%
Value of the average basket	5.0%	1.5%

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the third quarter of fiscal year 2005 to the same period in fiscal year 2004 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”:

	October 29, 2005		October 30, 2004		Change

($ in thousands)
Consumables	$334,782	32.1%	$312,927	31.9%	$21,855	7.0%
Home	349,723	33.6	306,478	31.3	43,245	14.1
Seasonal and toys	127,686	12.3	138,333	14.1	(10,647)	(7.7)
Other	228,855	22.0	222,289	22.7	6,566	3.0

Net sales	$1,041,046	100.0%	$980,027	100.0%	$61,019	6.2%

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
Gross Profit
Gross profit increased to $406.7 million for the thirteen weeks ended October 29, 2005, compared to $396.2 million for the thirteen weeks ended October 30, 2004, an increase of $10.5 million or 2.7%. Gross profit as a percentage of net sales decreased to 39.1% in the third quarter of fiscal year 2005 compared to 40.4% in the third quarter of fiscal year 2004. The gross profit rate decrease for the comparable quarter is principally a result of lower initial markup (“IMU”) and higher costs for domestic inbound freight due to increased fuel prices. The Company’s IMU continues to be challenged by several factors including mix within categories, higher raw material costs in resin-based products such as plastics and chemicals, and a competitive pricing environment in the consumables category.
Selling and Administrative Expenses
Selling and administrative expenses increased to $410.6 million for the thirteen weeks ended October 29, 2005, compared to $396.1 million for the thirteen weeks ended October 30, 2004, an increase of $14.5 million or 3.7%. As a percentage of net sales, selling and administrative expenses were 39.4% for the third quarter of fiscal year 2005 compared to 40.4% for the third quarter of fiscal year 2004. Leverage was achieved primarily through tightly managed store, distribution center, and general office payroll. Additionally, the Company decided to forgo approximately $3.0 million in third quarter advertising cost, shifting the planned spend into the fourth quarter of fiscal year 2005. These cost savings were partially offset by higher outbound transportation costs, rising utility rates, and WIN strategy-related charges associated with severance and benefits.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1) increased to $57.6 million for the third quarter of fiscal year 2005 compared to $56.1 million for the third quarter of fiscal year 2004. As a percentage of net sales, however, outbound distribution and transportation costs decreased by 20 basis points to 5.5% of net sales in the third quarter of fiscal year 2005 as compared to 5.7% for the same period in fiscal year 2004. The rate decrease is a function of higher productivity in the distribution system partially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the third quarter of fiscal year 2005 was $30.8 million compared to $27.1 million for the same period of fiscal year 2004. The $3.7 million increase is primarily related to additional capital assets placed in service and, for those stores that will be closing during this fiscal year, the accelerated depreciation expense of assets as a result of the change in their estimated useful lives.
Interest Expense
Interest expense, including the amortization of debt issuance costs, was $2.4 million for the thirteen weeks ended October 29, 2005, compared to $14.0 million for the thirteen weeks ended October 30, 2004. Interest expense for the thirteen weeks ended October 30, 2004 included $8.9 million of debt prepayment charges incurred in connection with the early termination of the Senior Notes and the 2001 Credit Agreement. Excluding the $8.9 million charge, interest expense decreased from 0.5% of net sales in the third quarter of fiscal year 2004 to 0.2% in the third quarter of fiscal year 2005. This decline in the interest expense rate was primarily due to a combination of lower average borrowings and the lower average interest rate associated with the 2004 Credit Agreement that was entered into in the third quarter of fiscal year 2004. The borrowings under the 2004 Credit Agreement had an average interest rate of 4.4% during the third quarter of fiscal year 2005, compared to a 6.4% average rate under the Senior Notes and the 2001 Credit Agreement, which were in place during the third quarter of fiscal year 2004. Average borrowings were $197.3 million in the third quarter of fiscal year 2005 compared to $278.9 million in the same period in 2004.
Income Taxes
The effective income tax benefit rate for the thirteen weeks ended October 29, 2005 was 49.3%, compared to an effective income tax benefit rate of 38.0% for the same period in fiscal year 2004. The tax benefit rate increase was primarily attributable to a) an increase in anticipated losses in entities with higher marginal income tax rates due to the additional expected charges for the Company’s WIN strategy initiatives; b) the settlement of a state income tax loss contingency; c) the release of loss contingencies due to the expiration of the statute of limitations; offset by d) an increase in the valuation allowance for state net operating loss (“NOL”) deferred tax assets due to the decrease in forecasts of income in certain entities and jurisdictions in light of the expected charges for the Company’s WIN strategy initiatives.
In regards to the increased valuation allowance, the Company updated its forecasts of jurisdictional earnings in conjunction with other positive and negative evidence surrounding the realization of deferred tax assets. The Company has taken into account a tax planning strategy for fiscal year 2007 to generate significant state jurisdictional income within the NOL carryforward period in determining the valuation allowance required.
Discontinued Operations
The Company’s discontinued operations relate to the KB Toys business which was sold by the Company in December 2000 (see Note 3). The Company recorded charges of $4.9 million (net of a $3.7 million tax benefit) related to lease indemnifications and $1.7 million (net of a $1.0 million tax benefit) related to a mortgage guarantee of the Pittsfield DC in discontinued operations in the third quarter of fiscal year 2004. These charges reflect the Company’s best estimate of these lease obligations and subrogation value on the Pittsfield DC. Actual results could differ from these estimates.
THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
Net Sales
Net sales increased to $3,191.2 million for the thirty-nine weeks ended October 29, 2005, compared to $2,994.2 million for the thirty-nine weeks ended October 30, 2004. This net sales increase of $197.0 million, or 6.6%, resulted from the net addition year over year of 39 stores, or 2.6% store growth, and an increase in comparable store sales of 1.5%. The comparable store sales increase of 1.5% consisted of a 4.4% increase in the dollar value of the average basket offset by a 2.9% decrease in the number of customer transactions. The increase in the dollar value of the average basket was primarily driven by an increase in the average item retail sales price. The strongest product category for 2005 has been Home.
The following table summarizes the comparable store sales results for the thirty-nine week periods as well as comparable results in customer transactions and in the value of the average basket:

	October 29, 2005	October 30, 2004

Comparable store sales	1.5%	0.6%
Customer transac tions	(2.9)%	(1.6)%
Value of the average basket	4.4%	2.2%

Net sales by product category in dollars and as a percentage of total net sales, and the net sales change in dollars and percentage from the thirty-nine weeks ended October 29, 2005 to the same period in fiscal year 2004 were as follows:

	October 29, 2005		October 30, 2004		Change

($ in thousands)
Consumables	$963,699	30.2%	$946,984	31.6%	$16,715	1.8%
Home	1,001,303	31.4	884,218	29.5	117,085	13.2
Seasonal and toys	512,559	16.1	502,055	16.8	10,504	2.1
Other	713,628	22.3	660,918	22.1	52,710	8.0

Net sales	$3,191,189	100.0%	$2,994,175	100.0%	$197,014	6.6%

Gross Profit
Gross profit increased to $1,277.1 million for the thirty-nine weeks ended October 29, 2005, compared to $1,222.7 million for the thirty-nine weeks ended October 30, 2004, an increase of $54.4 million or 4.4%. Gross profit as a percentage of net sales decreased to 40.0% in the thirty-nine weeks ended October 29, 2005 compared to 40.8% in the thirty-nine weeks ended October 30, 2004. The decline in the gross profit rate for the thirty-nine weeks is principally a result of lower IMU and higher cost for domestic inbound freight due to increased fuel prices.
Selling and Administrative Expenses
Selling and administrative expenses increased to $1,231.3 million for the thirty-nine weeks ended October 29, 2005, compared to $1,167.1 million for the thirty-nine weeks ended October 30, 2004, an increase of $64.2 million or 5.5%. As a percentage of net sales, selling and administrative expenses were 38.6% for the thirty-nine weeks ended October 29, 2005 compared to 39.0% for the thirty-nine weeks ended October 30, 2004. The 40 basis point decrease was a result of efficiencies in store payroll management and a reduction of outbound distribution and transportation costs further discussed below, partially offset by the $6.4 million partial charge-off of the HCC Note (see Note 3).
Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1) increased to $174.5 million for the thirty-nine weeks ended October 29, 2005 compared to $169.9 million for the thirty-nine weeks ended October 30, 2004. As a percentage of net sales, however, outbound distribution and transportation costs decreased by 20 basis points to 5.5% of net sales in the thirty-nine weeks ended October 29, 2005 as compared to 5.7% for the same period in fiscal year 2004. The rate decrease is a function of higher productivity in the distribution system partially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the thirty-nine weeks ended October 29, 2005 was $86.3 million compared to $77.3 million for the same period of fiscal year 2004. The $9.0 million increase is primarily related to additional capital assets placed in service and, for those stores that will be closing during fiscal year 2005, the accelerated depreciation expense of assets as a result of changing their estimated useful lives.

Interest Expense
Interest expense, including the amortization of debt issuance costs, was $4.8 million for the thirty-nine weeks ended October 29, 2005, compared to $23.2 million for the thirty-nine weeks ended October 30, 2004, a decrease of $18.4 million. Interest expense for 2004 included $8.9 million of debt prepayment charges incurred in connection with the early termination of the Senior Notes and the 2001 Credit Agreement. Excluding the $8.9 million charge, interest expense decreased from 0.5% of net sales in the thirty-nine weeks ended October 30, 2004 to 0.2% in the thirty-nine weeks ended October 29, 2005. This decline in the interest expense rate was primarily due to a combination of lower average borrowings and the lower average interest rate associated with the 2004 Credit Agreement that was entered into in the third quarter of fiscal year 2004. The borrowings under the 2004 Credit Agreement had an average interest rate of 4.0% during the thirty-nine weeks ended October 29, 2005, compared to a 7.5% average rate under the Senior Notes and the 2001 Credit Agreement, which were in place during the thirty-nine weeks ended October 29, 2004. Average borrowings for the thirty-nine weeks ended October 29, 2005 were $150.6 million compared to $229.0 million for the same period of fiscal year 2004.
Income Taxes
The effective income tax benefit rate for the thirty-nine weeks ended October 29, 2005 was 45.4%, compared to an effective income tax benefit rate of 39.6% for the same period in fiscal year 2004. The effective tax benefit rate increase was primarily attributable to: a) an increase in anticipated losses in entities with higher marginal income tax rates due to the additional expected charges for the Company’s WIN Strategy initiatives (discussed above); b) increased benefit from settlement of state income tax loss contingencies; c) the release of loss contingencies due to the expiration of the statute of limitations; offset by d) an increase in the valuation allowance for state NOL deferred tax assets due to the decrease in forecasts of income in certain entities and jurisdictions in light of the expected charges for the company’s WIN Strategy initiatives; and e) the write-down of deferred income tax assets as a result of Ohio tax reform enacted during the second quarter of fiscal year 2005.
In regards to the increased valuation allowance, the Company updated its forecasts of jurisdictional earnings in conjunction with other positive and negative evidence surrounding the realization of deferred tax assets. The Company has taken into account a tax planning strategy for fiscal year 2007 to generate significant state jurisdictional income within the NOL carryforward period in determining the valuation allowance required.
As the Company has historically experienced and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit being realized in the fourth fiscal quarter, the Company will re-evaluate (as it has done in previous fiscal years) the evidence surrounding the realization of deferred tax assets in the fourth fiscal quarter.
Discontinued Operations
The Company’s discontinued operations relate to the KB Toys business which was sold by the Company in December 2000 (see Note 3). The Company recorded charges of $4.9 million (net of a $3.7 million tax benefit) related to lease indemnifications and $1.7 million (net of a $1.0 million tax benefit) related to a mortgage guarantee of the Pittsfield DC in discontinued operations in the third quarter of fiscal year 2004. These charges reflect the Company’s best estimate of these lease obligations and subrogation value on the Pittsfield DC. Actual results could differ from these estimates.
CAPITAL RESOURCES AND LIQUIDITY
Capital Resources
On October 29, 2004, the Company entered into the 2004 Credit Agreement. The 2004 Credit Agreement is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including amounts that were outstanding related to the Senior Notes and the 2001 Credit Agreement. The pricing and fees related to the 2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios — a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. On October 29, 2005, the Company and the lenders entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the charges related to the store closing plan, discussed in Note 4. The Company was in compliance with its financial covenants at October 29, 2005.
The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at October 29, 2005 was 4.6%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: a) cash inflows such as store cash and other miscellaneous deposits; and b) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.
In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At October 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $253.2 million, which total amount was comprised of $225.0 million in revolving credit loans, $28.2 million in swing loans, and no bid loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, which total amount was comprised of $129.2 million in revolving credit loans, $30.0 million in swing loans, and no bid loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $66.8 million, were $180.0 million at October 29, 2005.
The Company utilizes its credit facility primarily to manage ongoing and seasonal working capital needs. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory. In order to prepare for the 2005 holiday season, the Company saw its borrowings and letters of credit peak at $341.5 million during the first half of November 2005. The Company anticipates that borrowings will decline through December 2005.
Liquidity
The primary sources of liquidity for the Company are cash flows from operations and, as necessary, borrowings under the 2004 Credit Agreement. At October 29, 2005, working capital was $737.5 million.
Cash flows used in operating activities were $26.7 million for the thirty-nine weeks ended October 29, 2005, and resulted primarily from a net loss of $24.7 million and the seasonal build in inventories of $194.9 million, partially offset by the increase in accounts payable of $121.8 million and depreciation and amortization of $80.4 million. Cash flows used in operating activities were $153.4 million for the thirty-nine weeks ended October 30, 2004, and resulted primarily from an increase in inventories of $238.9 million partially offset by the increase in accounts payable of $61.9 million and depreciation and amortization of $76.5 million.
Cash flows used in investing activities were $57.2 million for the thirty-nine weeks ended October 29, 2005 compared to $100.6 million for the thirty-nine weeks ended October 30, 2004. The difference of $43.4 million was primarily due to a decreased level of capital spending in fiscal year 2005, during which no stores were remodeled, compared to 66 store remodels in fiscal year 2004 and lower distribution center capital spending in fiscal year 2005 as compared to fiscal year 2004. Capital expenditure requirements in fiscal year 2005 are anticipated to be approximately $70 to $80 million, and will consist primarily of investments in new stores, the completion of the Columbus, Ohio distribution center re-engineering project, and maintenance of existing stores, distribution centers, and the Company’s general office.
Cash flows provided by financing activities were $96.4 million for the thirty-nine weeks ended October 29, 2005, relating primarily to borrowings of outstanding debt of $1,967.7 million offset by repayments of $1,873.7 million. All of the borrowings and repayments were a result of activity associated with daily cash needs of the Company. For the thirty-nine weeks ended October 30, 2004, cash flows provided by financing activities were $98.6 million, due primarily to $893.9 million of borrowings offset by the $726.8 million of repayments and the purchase of 5.4 million of the Company’s common shares for an aggregate cost of $75.0 million, or $13.82 average per share price paid. Of the total borrowings and repayments, $204.0 million and $153.3 million were attributable to the early termination of the Senior Notes and the 2001 Credit Agreement, respectively.
Cash paid for income taxes (excluding refunds) of $22.3 million for the thirty-nine week period ended October 29, 2005, was $1.0 million lower when compared to the same period last year.

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
The Company’s accounting policies and other disclosures required by GAAP are also described in Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The items listed below are not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the principles’ application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The Company has certain critical accounting policies and accounting estimates, which are described below.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics at its current retail selling value. Inventory retail selling values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross profit. These assumptions are based on historical experience and current information.
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
Shrinkage is recorded as a reduction to inventories and gross profit and is estimated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on the Company’s actual experience and the Company’s most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes minimize shrinkage.
Due to the nature of the Company’s purchasing practices for closeout and deeply discounted merchandise, vendors and merchandise suppliers generally do not offer the Company incentives such as slotting fees, cooperative advertising allowances, buy down agreements, or other forms of rebates that could materially reduce its cost of sales.
Property and Equipment — Net
Property and equipment are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

The estimated useful lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5 - 40 years
Fixtures and equipment	5 - 15 years
Transportation equipment	3 - 20 years
There was no capitalized interest for the thirteen and thirty-nine weeks ended October 29, 2005. Capitalized interest was $0.3 and $0.6 million for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.
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
Income Taxes
The Company has generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the adequacy and need for a valuation allowance for deferred tax assets. The Company also considers SFAS No. 109 tax planning strategies in determining the amount of valuation allowance required. The Company has established a valuation allowance to reduce its deferred tax assets to the balance that is more likely than not to be realized.
The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), tax planning strategies, changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.
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
Pension Liabilities
Pension and other retirement benefits, including all relevant assumptions required by GAAP, are evaluated each year. Outside actuaries are used to provide assistance in calculating the future obligations for pension and other retirement benefits. Since there are many assumptions used to estimate the Company’s obligations for retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of at least Aa. To develop the expected long-term rate of return on assets, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio.
Commitments and Contingencies
In the ordinary course of its business, the Company is or may be subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in the estimating process; however, the ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss or include a statement that no estimate of loss can be made. The Company makes these determinations in consultation with its attorneys.
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
The Company offers price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Cash paid by the customer is recorded in accrued liabilities. In the event that a sale is not consummated, liquidated damages are recorded as the lesser of: a) $25; b) 10% of the merchandise purchase price (exclusive of sales tax); or c) the amounts deposited by the customer.
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
Discontinued Operations
The reserve for discontinued operations, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, includes management’s estimate of the Company’s potential liability under its lease and mortgage obligations which have been rejected by KB as part of its bankruptcy proceeding. For a discussion of the discontinued operations, see Note 3.
Recent Accounting Pronouncements
In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Consolidated Statement of Operations. This statement eliminates the alternative to use the intrinsic value method for valuing share-based compensation, which typically resulted in recognition of no compensation cost. The statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the SEC issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123(R), to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. On November 21, 2005, the Company announced that the Nominating and Compensation Committee (“Committee”) of the Company’s Board of Directors, after discussion with the Board of Directors, approved accelerating the vesting of stock options representing approximately 3.8 million of the Company’s shares awarded on or before February 21, 2005, under the Big Lots Inc. 1996 performance incentive Plan and the Big Lots, Inc. Amended Restated Director Stock Option Plan. The Committee did not, however, accelerate the vesting of stock options granted after February 21, 2005, including those granted to the Company’s current Chief Executive Officer, Steven S. Fishman, or the vesting of stock options granted to the Company’s former Chief Executive Officer, Michael J. Potter. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006. This action is expected to enable the Company to eliminate approximately $11.7 million (before tax) of expense over the five year period during which the stock options would have vested, subject to determination of the exact number of stock options being accelerated and the impact of additional adjustments related to cancellation of certain stock options. The Company also believes this action will have a positive effect on associate morale and retention. Additionally, the Committee imposed a holding period that requires all directors, executive vice presidents, and senior vice presidents (including the Company’s named executive officers other than Messrs. Fishman and Potter, whose options were not accelerated) to refrain from selling net shares acquired upon exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock options original vesting terms or, if earlier, the director or officer’s death, permanent and total disability or termination of employment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at October 29, 2005. The Company does not expect changes in interest rates to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
The Company purchases approximately 29% of its product directly from overseas suppliers, all of which are purchased in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15e and

15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report in order to ensure that information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules, forms, and regulations.
Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see Note 3 and Note 6.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
Item 3. Defaults Upon Senior Securities. Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.
Item 5. Other Information. Not applicable.
Item 6. Exhibits.
Exhibits marked with an asterisk (*) are filed herewith. Exhibits 10.1 through 10.3 are management contracts or compensatory plans, contracts, or arrangements.

Exhibit No.	Document

10.1	Employment Agreement with Kent Larsson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2005).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 17, 2005).

10.3	Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2005).

10.4	First Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 7, 2005

BIG LOTS, INC.
By:	/s/ Joe R. Cooper

Joe R. Cooper Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)