Form 10-K
period 2006-01-28
BIG LOTS INC
filed 2006-04-13
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

Commission file number 1-8897

BIG LOTS, INC.

(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Phillipi Road, P.O. Box 28512, Columbus, Ohio	43228-5311
(Address of principal executive offices)	(Zip Code)
(614) 278-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares $0.01 par value	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer  [X]    Accelerated filer [  ]    Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,465,561,324 on July 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).

The number of Registrant’s Common Shares outstanding as of April 10, 2006 was 112,924,651.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

PART I

ITEM 1.	BUSINESS

The Company

Big Lots, Inc., an Ohio corporation, by and through its wholly owned subsidiaries (collectively referred to as the “Company”), is the nation’s largest broadline closeout retailer. In addition to closeout merchandise, the Company stocks products that its customers would expect to be able to obtain on a consistent basis at its stores. These products may not always be the same brand or may be off-brand because the Company attempts to provide its customers with the best value available. At January 28, 2006, the Company operated a total of 1,401 stores in 47 states. The Company’s goal is to build upon its leadership position in broadline closeout retailing by providing its customers with great savings on brand-name closeouts and other value-priced merchandise. The Company’s web site is located at www.biglots.com. The contents of the Company’s web site are not part of this report.

The Company manages its business on the basis of one segment: broadline closeout retailing. Please refer to the consolidated financial statements and related notes in this Annual Report on Form 10-K for financial information regarding the Company. The Company internally evaluates and externally communicates overall sales and merchandise performance based on the following key merchandising categories: Consumables, Home, Seasonal and toys, and Other. The Consumables category includes food, health and beauty, plastics, paper, and pet departments. The Home category includes furniture, domestics, and home décor departments. Seasonal and toys includes toys, lawn & garden, trim-a-tree, and various holiday-oriented departments. The Other category primarily includes electronics, apparel, home maintenance, small appliances, and tools. See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K for the net sales results of these categories for fiscal years 2005, 2004, and 2003.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated Stores Corporation.

The Company’s principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and its telephone number is (614) 278-6800. All of the Company’s operations were located within the United States of America at January 28, 2006, and January 29, 2005.

Associates

At January 28, 2006, the Company had 43,985 active associates comprised of 17,124 full-time and 26,861 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 52,105 in fiscal year 2005. Approximately 60% of the associates employed throughout the year are employed on a part-time basis. The relationship with the associates is considered to be good and the Company is not a party to any labor agreements.

Closeout Retailing

The Company attempts to maximize the amount of closeout merchandise available in its stores to offer the largest value to its customers. In addition, the Company works closely with its suppliers to provide merchandise, preferably a top brand that is easily recognizable by its customer base. Closeout retailers purchase merchandise that generally results from production overruns, packaging changes, discontinued products, or returns. As a result, closeout retailers can generally purchase most merchandise at a lower cost and offer most merchandise at lower prices than those offered by traditional discount retailers.

Retail Operations

The following table compares the number of stores in operation at the beginning and end of each of the prior five fiscal years:

	Fiscal Year
	2005	2004	2003	2002	2001
Stores open at the beginning of the fiscal year	1,502	1,430	1,380	1,335	1,290
Stores opened during the fiscal year	73	103	86	87	78
Stores closed during the fiscal year	(174)	(31)	(36)	(42)	(33)
Stores open at the end of the fiscal year	1,401	1,502	1,430	1,380	1,335

The following table details the store locations by state at January 28, 2006:

Alabama	29	Maine	3	Ohio	109
Arizona	34	Maryland	12	Oklahoma	19
Arkansas	10	Massachusetts	15	Oregon	13
California	193	Michigan	43	Pennsylvania	60
Colorado	21	Minnesota	7	Rhode Island	1
Connecticut	7	Mississippi	15	South Carolina	29
Delaware	2	Missouri	26	Tennessee	43
Florida	104	Montana	2	Texas	116
Georgia	57	Nebraska	3	Utah	10
Idaho	5	Nevada	13	Vermont	4
Illinois	37	New Hampshire	7	Virginia	36
Indiana	47	New Jersey	12	Washington	19
Iowa	4	New Mexico	13	West Virginia	19
Kansas	10	New York	45	Wisconsin	16
Kentucky	40	North Carolina	62	Wyoming	2
Louisiana	25	North Dakota	2	Total stores	1,401
				Number of states	47

Of the Company’s 1,401 stores, 522 stores operate in four states: California, Ohio, Texas, and Florida.

Competition

The Company operates in the highly competitive retail industry and faces strong sales competition from other general merchandise, discount, food, arts and crafts, and dollar store retailers. Additionally, the Company competes with a number of companies for retail site locations, attracting and retaining quality employees, and acquiring its broad assortment of closeout merchandise from suppliers.

Purchasing

An integral part of the Company’s business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. The Company believes that it has built strong relationships with many brand-name manufacturers and has capitalized on its purchasing power in the closeout marketplace to source merchandise that provides exceptional value to its customers. The Company has the ability to source and purchase significant quantities of a manufacturer’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these manufacturers. The Company’s sourcing channels also include bankruptcies, liquidations, and insurance claims. The Company supplements its traditional brand-name closeout purchases with various direct import and domestically-sourced merchandise items in departments such as furniture, home décor, and seasonal. The Company expects that the unpredictability of the retail and manufacturing environments coupled with its dominant purchasing power position will continue to enhance its ability to source quality closeout merchandise at competitive prices.

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

The Company’s merchandise is purchased from domestic and foreign suppliers that provide the Company with multiple sources for each product category. In fiscal year 2005, the Company’s top ten vendors accounted for 12.7% of total purchases (at cost) with no single vendor accounting for more than 2.0% of the aggregate.

During fiscal year 2005, the Company purchased approximately 30.6% of its products directly from overseas suppliers, including 23.0% from manufacturers located in China. Additionally, a significant amount of its domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of the Company’s merchandise supply is subject to certain risks as described further in Item 1A in this Annual Report on Form 10-K.

Warehouse and Distribution

The majority of the merchandise sold by the Company is received and processed for retail sale, as necessary, and distributed to the retail locations from Company-operated warehouse and distribution facilities. The Company carries a substantial amount of merchandise inventory in its distribution centers so that it can distribute merchandise quickly and efficiently to its stores in order to maximize sales. The Company has located and manages its distribution facilities to enable quick turn of time-sensitive product while attempting to minimize transportation costs and the distance from distribution facilities to its stores. The Company monitors inventory levels and takes markdowns on aged or slow moving items in order to improve the inventory turnover rate.

The re-engineering of the Company’s Columbus, Ohio closeout distribution center (the “Columbus DC”) was completed in fiscal year 2005.

For a further discussion of the warehouse and distribution facilities, refer to the Warehouse and Distribution section under Item 2 in this Annual Report on Form 10-K.

Advertising and Promotion

The Company’s advertising and promotion program in fiscal year 2005 was designed to continue to build awareness of the Big Lots® brand and to drive customer traffic by featuring the broad range of quality, brand-name merchandise available at closeout prices, which the Company believes provides customers a unique shopping experience, as well as value. The Company uses a variety of marketing approaches through television and print to promote its stores to the public. These approaches may vary by market and by season.

In the interest of expanding its customer base and increasing the Company’s overall level of top-of-mind brand awareness, the Company began national television advertising in March 2003, featuring 25 weeks of coverage, with all stores in all markets benefiting from television advertising for the first time in the Company’s history. Prior to fiscal year 2003, the Company focused on local or spot television advertising that reached approximately two-thirds of the total store base. In fiscal years 2004 and 2005, the Company continued national television advertising commercials covering all stores in all markets.

The marketing program also utilizes printed advertising circulars in all markets. In fiscal year 2005, the Company distributed approximately 40 million multi-page circulars per week covering 25 weeks. The method of distribution included a combination of newspaper insertions and mailings. These circulars were designed by the Company and were distributed regionally to take advantage of market differences caused by product availability, climate, and customer preferences. Each circular generally featured 35 to 50 products. In fiscal year 2006, the Company expects to distribute circulars covering 26 weeks. In addition, store promotions, including window signs, pre-recorded periodic loudspeaker announcements, and in-store signage emphasize special bargains and significant values offered to customers.

Over the past five fiscal years, total advertising expense as a percentage of total net sales has ranged from 2.3% to 2.6%. In fiscal year 2005, including costs related to national television advertising, advertising expense as a percentage of total net sales was 2.3%.

The Company utilizes trademarks, service marks, and other intangible assets in its retail operations. The Company considers its intellectual property to be valuable and where applicable, has registered or has applications pending to register its trademarks and service marks with the United States Patent and Trademark Office. The Company believes that having distinctive intellectual property is an important factor in identifying the Company and distinguishing it from others.

Seasonality

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit realized in the fourth fiscal quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of television and circular advertising, and the timing of certain holidays. The Company historically purchases a higher proportion of merchandise, and thus carries higher inventory levels, and incurs higher outbound shipping and payroll expenses in the third fiscal quarter in anticipation of the increased sales activity during the fourth fiscal quarter.

The seasonality of the Company’s business influences the Company’s demand for seasonal borrowings. The Company historically has drawn upon its credit facilities to fund seasonal working capital needs and has substantially repaid these borrowings during the fourth fiscal quarter. The Company expects that it will have borrowings at various times throughout fiscal year 2006 under its $500.0 million unsecured credit facility entered into in fiscal year 2004 (the “2004 Credit Agreement”). Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of the year, the Company’s need to acquire merchandise inventory, and the timing of the execution of the $150.0 million share repurchase program authorized by the Board of Directors in February 2006.

Available Information

The Company makes available, free of charge, through its web site (www.biglots.com) under the “Investor Relations — Financial Information — SEC Filings” caption, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

In this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for its 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”). On or about April 25, 2006, the 2006 Proxy Statement will be set forth on the Company’s web site (www.biglots.com) under the “Investor Relations — Financial Information — SEC Filings” caption.

Information relating to corporate governance of the Company, including: Corporate Governance Standards; charters of the Board’s Audit, Compensation, and Nominating/Corporate Governance Committees; the Company’s Code of Business Conduct and Ethics; the Company’s Code of Ethics for Financial Professionals; the Chief Executive Officer and Chief Financial Officer certifications related to the Company’s SEC filings; the means by which shareholders may communicate with the Company’s Board; and transactions in the Company’s securities by its directors and executive officers may be found on the Company’s web site (www.biglots.com) under the “Investor Relations — Governance” caption. The Company’s Code of Business Conduct and Ethics is applicable to all of the Company’s associates, including the directors, the principal executive officer, the principal financial officer, and the principal accounting officer. The Company’s Code of Ethics for Financial Professionals for its Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein), contains provisions specifically applicable to the individuals serving in those positions. The Company intends to post amendments to and waivers, if any, from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors and executive officers) and its Code of Ethics for Financial Professionals at this location on its web site. The Company will provide any of the foregoing information without charge upon written request to the Company’s Corporate Secretary. The contents of the Company’s web site are not part of this report.

ITEM 1A.	RISK FACTORS

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2005 Annual Report on Form 10-K and in our 2005 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected. You should bear this in mind as you consider forward-looking statements.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to the SEC.

Also note that we provide the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our businesses. There can be no assurances that we have correctly and completely identified, assessed, and accounted for all factors that do or may affect our business, financial condition, results of operations, and liquidity. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Additional risks not presently known to us or that we believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, results of operations, and liquidity. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on our business or operations. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect our business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

If the Company is unable to successfully execute planned strategic initiatives, its recent trend of declining operating performance may continue.

While the Company’s net sales continue to grow, comparable stores sales growth was 1.8% and 0.0% in fiscal years 2005 and 2004, respectively. Operating profit has declined each of the past two years. The decline in operating profit is due to lower gross margin percentages, higher selling and administrative expense and higher depreciation expense. The Company is attempting to improve operating results through the implementation of a number of initiatives in its real estate and merchandising areas while cutting selling and administrative costs. If these initiatives are not successful, the two year trend of declining operating profit may continue.

If the Company is unable to compete effectively in the highly competitive discount retail industry, its business and results of operations may be materially adversely affected.

The market for discount retailers is highly competitive. As stated in Item 1, the Company competes for customers, employees, products, and other aspects of our business with a number of other companies. Certain of the Company’s competitors have greater financial, distribution, marketing, and other resources that may be devoted to sourcing, promoting, and selling their merchandise. It is possible that increased competition or improved performance by our competitors may reduce our market share, gross margin, and projected operating results, and may materially adversely affect our business and results of operations in other ways.

A decline in general economic condition, consumer spending levels, and other conditions could lead to reduced consumer demand for the Company’s merchandise thereby materially adversely affecting its revenues and gross margin.

The Company’s operating results can be directly impacted by the health of the United States’ economy. The Company’s business and financial performance may be adversely impacted by current and future economic conditions, including consumer debt levels, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. The economies of four states (Ohio, Texas, California, and Florida) are particularly important as 37% of the Company’s stores operate in these states and 39.5% of the Company’s net sales occur in these states.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand name closeout merchandise available to the Company or increase the Company’s cost to acquire brand name closeout merchandise, either of which may materially adversely affect the Company’s revenues and gross margin.

The products sold by the Company are sourced from a variety of vendors. The Company cannot control the supply, design, function, or cost of many of the products that it offers for sale. The Company is dependent upon the availability and pricing of closeout merchandise. To the extent that its vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available for sale to the Company could be reduced. If disruptions occur in the availability of closeout merchandise, it is likely to have a material adverse effect on our sales and result in customer dissatisfaction.

The Company relies on foreign sources for significant amounts of merchandise; therefore, the Company’s business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher profit margins. During fiscal year 2005, the Company purchased 30.6% of its products directly from overseas suppliers. Our ability to find qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Increased import duties, increased shipping costs, more restrictive quotas, loss of “most favored nation” trading status, currency fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices, political instability, the financial stability of suppliers, merchandise quality issues, tariffs, and other factors relating to foreign trade are beyond the Company’s control. These and other issues affecting our vendors could adversely affect the Company’s business and financial performance.

The Company’s inability to properly manage its inventory levels and offer merchandise that its customers want may materially adversely impact the Company’s business and financial performance.

The Company must maintain sufficient inventory levels to operate its business successfully. However, the Company must also guard against accumulating excess inventory as it seeks to minimize out-of-stock levels across all product categories and to maintain appropriate in-stock levels. The Company obtains a significant portion of its inventory from vendors outside of the United States. These vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires the Company to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, the Company may experience difficulty in responding to a changing retail environment, which makes it vulnerable to changes in price and changes in consumer preferences. If the Company does not accurately anticipate future demand for a particular product or the time it will take to obtain new inventory, the Company’s inventory levels will not be appropriate and its results of operations may be negatively impacted.

The Company may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, and risks associated with changes in laws, regulations and accounting standards that may adversely affect the Company’s business and financial performance.

From time to time, the Company may be involved in lawsuits and regulatory actions, including various class action lawsuits that have been brought against the Company for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of any such proceedings. The ultimate resolution of these matters could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend the Company. For a description of current legal proceedings, see Note 2 and Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.

Additionally, changes in governmental regulations and accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on the Company’s financial condition, results of operations, and liquidity.

The creditworthiness of the Company’s former KB Toys business may adversely affect the Company’s business and financial performance.

In December 2000, the Company sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB Toys”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. At the time of the bankruptcy filing, the Company had indemnification and guarantee obligations (“KB Lease Obligations”) with respect to approximately 390 KB Toys store leases and other real property leases. The typical KB Lease Obligation provides that the terms of the underlying lease may be extended, amended, or modified without the consent of the guarantor. KB Toys emerged from bankruptcy during fiscal year 2005. At the date of its emergence, the Company had KB Lease Obligations with respect to approximately 167 remaining KB Toys store leases and KB Toys’ main office building. If KB Toys fails to perform on the remaining store leases guaranteed or indemnified by the Company, it could result in a material adverse impact on the Company’s financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcy, see Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

The Company’s inability to comply with the terms of the 2004 Credit Agreement may have a material adverse effect on the Company’s capital resources, financial condition, results of operations, and liquidity.

The Company plans to borrow funds under the 2004 Credit Agreement at various times during fiscal year 2006 depending on operating cash flow requirements and the timing of the execution of the $150.0 million share repurchase authorized by the Board of Directors in February 2006. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios — a leverage ratio and a fixed charge coverage ratio. A violation of these covenants may permit the lenders to restrict the Company’s ability to further access loans and letters of credit and require the immediate repayment of any outstanding loans. If the Company’s financial performance is not in compliance with these covenants, it may have a material adverse effect on the Company’s capital resources, financial condition, results of operations, and liquidity.

If the Company is unable to maintain or upgrade its information systems and software programs or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

The Company depends on a variety of information systems for the efficient functioning of its business. The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company’s business. The software programs supporting many of the Company’s systems were licensed to the Company by independent software developers. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of the Company’s business.

If the Company is unable to retain suitable store locations under favorable lease terms, the Company’s financial performance may be negatively affected.

The Company leases almost all of its stores, and a significant number of these leases expire each fiscal year. The Company’s financial performance is dependent on consistently growing sales in each market. If the Company is not able to negotiate favorable lease renewals, including the proper determination of which leases to renew, the Company’s results of operations, financial position, and cash flows may be negatively affected.

The Company may also be subject to a number of other factors which may individually or in the aggregate, materially affect the Company’s business. These factors include, but are not limited to:

•	The effect of fuel price fluctuations on the Company’s transportation costs and customer purchases;

•	Events or circumstances could occur which could create bad publicity for the Company which may negatively impact various business results including sales;

•	Infringement of the Company’s intellectual property, including the Big Lots trademark, could dilute value from the Company;

•	The Company’s ability to attract and retain suitable employees;

•	The Company’s ability to establish effective advertising, marketing, and promotional programs; and

•	Other risks described from time to time in the Company’s filings with the SEC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Retail Operations

The Company’s stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 29,600 gross square feet, of which an average of 21,300 square feet is selling square feet. The average cost to open a new store in a leased facility during fiscal year 2005 was approximately $1.0 million, including cost of inventory.

With the exception of 53 owned store sites, all stores are leased. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, common area maintenance (“CAM”), and property insurance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales exceed a specified level. The typical lease is for an initial term of five to ten years with multiple five-year renewal options. Approximately 70 store leases have sales termination clauses which can result in the Company exiting a location at its option if certain sales volume results are not achieved as indicated in the agreed upon lease conditions.

Excluding closed stores, eight month-to-month leases, and owned locations, store lease expirations were as follows at January 28, 2006:

Fiscal Year:
2006	189
2007	204
2008	233
2009	241
2010	202
Thereafter	291
Total	1,360

Warehouse and Distribution

At January 28, 2006, the Company operated warehouse and distribution facilities strategically placed across the United States totaling 10,183,300 square feet. The Company’s primary warehouse and distribution facilities are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. The facilities utilize advanced warehouse management technology, which enables high accuracy and efficient product processing from vendors to the retail stores. The combined output of the Company’s facilities is approximately 2.7 million cartons per week.

The number of owned and leased warehouse and distribution facilities and the corresponding square footage of the facilities by state at January 28, 2006, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	2	2	4	3,559	731	4,290
California	1	1	2	1,423	467	1,890
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Total	6	3	9	8,985	1,198	10,183

The Durant, Oklahoma distribution center (the “Durant DC”) began receiving merchandise in January 2004 and began shipping merchandise in April 2004. In an effort to further expand its sales in the furniture category nationally, the Company entered into a lease for the Redlands, California distribution center (the “Redlands DC”) in April 2004 in order to support the Company’s growth of furniture sales in the western regions of the country. In fiscal year 2005, the Company exited the frozen food business and no longer stores perishable merchandise in third party warehouses.

Other Properties

The Company owns the office facility in Columbus, Ohio that serves as its general office for corporate employees.

As a result of funding a mortgage guarantee obligation associated with the KB Toys bankruptcy, the Company obtained title to a distribution center in Pittsfield, Massachusetts (the “Pittsfield DC”). The Company has no intention of using this property in its current operations, and it is available for immediate sale in its present condition. For additional information regarding the Pittsfield DC, see Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, please refer to Note 2 and Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers at January 28, 2006, were as follows:

Name	Age	Current Office	Executive Since
Steven S. Fishman	54	Chairman, Chief Executive Officer and President	2005
John C. Martin	55	Executive Vice President, Merchandising	2003
Donald A. Mierzwa	55	Executive Vice President, Store Operations	1998
Brad A. Waite	48	Executive Vice President, Human Resources, Loss Prevention, Real Estate and Risk Management	1998
Lisa M. Bachmann	44	Senior Vice President, Information Technology/Merchandise Planning and Allocation	2002
Joe R. Cooper	48	Senior Vice President and Chief Financial Officer	2000
Charles W. Haubiel II	40	Senior Vice President, General Counsel and Corporate Secretary	1999
Kent A. Larsson	61	Senior Vice President, Special Projects	1998
Timothy A. Johnson	38	Vice President, Strategic Planning and Investor Relations	2004
Paul A. Schroeder	40	Vice President, Controller	2005

Steven S. Fishman became Chairman, Chief Executive Officer and President in July 2005. Prior to joining the Company, Mr. Fishman was the President, Chief Executive Officer and Chief Restructuring Officer of Rhodes, Inc., a furniture retailer. Rhodes, Inc. filed for bankruptcy on November 4, 2004. Mr. Fishman was also Chairman and Chief Executive Officer of Frank’s Nursery & Crafts, Inc., a lawn and garden specialty retailer, which filed for bankruptcy on September 8, 2004, and President and Founder of SSF Resources, Inc., an investment and consulting firm.

John C. Martin is responsible for the Company’s merchandising. Prior to joining the Company in 2003, Mr. Martin was the President of Garden Ridge Corporation, an arts and crafts retailer. Garden Ridge Corporation filed for bankruptcy on February 2, 2004. Mr. Martin also served as President and Chief Operating Officer of Michaels Stores, Inc., an arts and crafts retailer, and President, Retail Stores Division of OfficeMax Incorporated, an office supply retailer.

Donald A. Mierzwa is responsible for the Company’s store operations, including store standards, customer service, personnel development, program implementation, and execution. Mr. Mierzwa has been with the Company since 1989 and has served as Executive Vice President of Store Operations since 1999.

Brad A. Waite is responsible for human resources, loss prevention, real estate, risk management, and administrative services. Mr. Waite joined the Company in 1988 as Director of Employee Relations and held various Human Resources management and senior management positions prior to his promotion to Executive Vice President in July 2000.

Lisa M. Bachmann is responsible for the Company’s information technology, merchandise planning and merchandise allocation functions. Ms. Bachmann joined the Company as Senior Vice President of Merchandise Planning, Allocation and Presentation in March 2002, and was promoted to her current role in August 2005. Prior to joining the Company, Ms. Bachmann was Senior Vice President of Planning and Allocation at Ames Department Stores, Inc., a discount retailer. Ames Department Stores, Inc. filed for bankruptcy on August 20, 2001.

Joe R. Cooper was promoted to Senior Vice President and Chief Financial Officer in February 2004, and is responsible for the Company’s finance functions. He oversees treasury, tax and investor relations, as well as the reporting, planning and control functions of the business. Mr. Cooper joined the Company as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President, Treasurer.

Charles W. Haubiel II is responsible for the Company’s legal affairs. He was promoted to Senior Vice President, General Counsel and Corporate Secretary in November 2004. Mr. Haubiel joined the Company in

1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999 and to Vice President, General Counsel and Corporate Secretary in 2000.

Kent A. Larsson is responsible for the oversight of various special projects at the request of the Company’s CEO. Previously, Mr. Larsson was Senior Vice President, Marketing and was responsible for marketing, merchandise presentation, sales promotion, and public relations. Mr. Larsson joined the Company in 1988 as Vice President, Sales Promotion and held various senior management positions in merchandising and marketing prior to his current position.

Timothy A. Johnson is responsible for the Company’s strategic planning and investor relations functions. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined the company in 2000 as Director of Strategic Planning.

Paul A. Schroeder is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable and inventory control. Mr. Schroeder joined the Company as Director, Accounting Operations in April 2005, and was promoted to Vice President, Controller in September 2005. Prior to joining the Company, Mr. Schroeder was Director of Finance at American Signature, Inc., a furniture retailer, and held various finance positions at Limited Brands, Inc., a clothing and fashion retailer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “BLI.” The following table reflects the high and low sales prices per common share as reported on the NYSE composite tape for the fiscal periods indicated:

	Fiscal Year
	2005		2004
	High	Low	High	Low
First Quarter	$13.38	$10.06	$15.61	$13.42
Second Quarter	14.29	10.13	15.62	12.22
Third Quarter	13.19	10.38	13.27	11.05
Fourth Quarter	13.88	11.16	13.26	10.62

The Company has followed a policy of reinvesting available cash in the business or executing share repurchase programs when authorized by the Board of Directors. The Company historically has not paid dividends. Currently, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors taking into account business conditions then existing, including the Company’s earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

On February 22, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions with such purchases to be completed within one year of the announcement. Common shares acquired through the repurchase program will be available for general corporate purposes.

In May 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares having an aggregate cost of $75.0 million with an average price paid per share of $13.82. All such repurchases were made by the Company prior to the fourth quarter of fiscal year 2004. The repurchased common shares were placed into treasury to be used for general corporate purposes including the issuance of shares for employee benefits, the exercise of stock options, and the issuance of restricted shares.

As of March 27, 2006, there were approximately 1,322 registered holders of record of the Company’s common shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following statements of operations and balance sheet data have been derived from the Company’s consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related Notes. Prior period amounts applicable to the statements of operations have been adjusted to recognize the results of the 130 stores reported in discontinued operations as a result of store closings in fiscal year 2005.

	Fiscal Year (a)
	2005	2004	2003	2002	2001
(In thousands, except per share amounts and store counts)
Net sales	$4,429,905	$4,149,252	$3,942,653	$3,647,771	$3,248,622
Cost of sales	2,698,239	2,462,114	2,292,123	2,109,601	1,983,959
Gross margin	1,731,666	1,687,138	1,650,530	1,538,170	1,264,663
Selling and administrative expenses	1,596,136	1,518,589	1,439,444	1,323,543	1,229,085
Depreciation expense	108,657	99,362	88,960	81,552	68,683
Operating profit (loss)	26,873	69,187	122,126	133,075	(33,105)
Interest expense	6,272	24,845	16,443	20,954	20,489
Interest income	(313)	(618)	(1,061)	(843)	(287)
Income (loss) from continuing operations before income taxes	20,914	44,960	106,744	112,964	(53,307)
Income tax expense (benefit)	5,189	13,528	20,833	44,683	(21,038)
Income (loss) from continuing operations	15,725	31,432	85,911	68,281	(32,269)
(Loss) income from discontinued operations, net of tax	(25,813)	(7,669)	(5,691)	7,452	11,287
Net income (loss)	$(10,088)	$23,763	$80,220	$75,733	$(20,982)
Income (loss) per common share — basic:
Continuing operations	$0.14	$0.28	$0.74	$0.59	$(0.28)
Discontinued operations	(0.23)	(0.07)	(0.05)	0.06	0.10
	$(0.09)	$0.21	$0.69	$0.65	$(0.18)
Income (loss) per common share — diluted:
Continuing operations	$0.14	$0.27	$0.73	$0.59	$(0.28)
Discontinued operations	(0.23)	(0.06)	(0.05)	0.06	0.10
	$(0.09)	$0.21	$0.68	$0.65	$(0.18)
Weighted-average common shares outstanding:
Basic	113,240	114,281	116,757	115,865	113,660
Diluted	113,677	114,801	117,253	116,707	113,660
Balance sheet data:
Total assets	$1,625,497	$1,733,584	$1,800,543	$1,655,571	$1,470,281
Working capital	557,231	622,269	718,620	654,626	555,719
Long-term obligations	5,500	159,200	204,000	204,000	204,000
Shareholders’ equity	$1,078,724	$1,075,490	$1,108,779	$1,020,088	$922,533
Store data:
Total gross square footage	41,413	42,975	40,040	37,882	35,528
Total selling square footage	29,856	30,943	29,019	27,593	26,020
Stores opened during the fiscal year	73	103	86	87	78
Stores closed during the fiscal year	(174)	(31)	(36)	(42)	(33)
Stores open at end of the fiscal year	1,401	1,502	1,430	1,380	1,335

(a)	References throughout this document to fiscal years 2005, 2004, 2003, 2002, and 2001 refer to the fiscal years ended January 28, 2006; January 29, 2005; January 31, 2004; February 1, 2003; and February 2, 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related Notes. Please refer to Item 1A of this Annual Report on Form 10-K for a discussion of forward-looking statements and certain risk factors that may have a material effect on the Company’s business, financial condition, results of operations, and liquidity.

RECENT DEVELOPMENTS

What’s Important Now (WIN) Strategy

In 2005, the Company initiated a strategic assessment of its operations. Specifically, the Company is focusing on opportunities for improved financial performance as a result of a continuing detailed analysis of real estate, operating expenses, and merchandising. This strategic assessment is resulting in specific initiatives collectively referred to by the Company as its “WIN Strategy.” We believe that the tactical plans for 2006 have been set. Fiscal year 2006 will also be a year of significant testing activity to help develop a long term strategic direction for the Company. The following is a discussion of these specific initiatives.

Real Estate

As part of the real estate analysis, on October 6, 2005, the Company announced its decision to close approximately 126 underperforming stores in addition to the 40 stores previously planned for closure in fiscal year 2005. The Company completed its evaluation of underperforming stores in the fourth quarter and, as a result, 174 stores were closed during fiscal year 2005. The Company does not have any significant continuing involvement in the operations of each store after closure. To determine if cash flows of each closed store met the Statement of Financial Standards (“SFAS”) No. 144 criteria for reporting each store in discontinued operations, resulting in their elimination from ongoing operations, the Company evaluated a number of qualitative and quantitative factors, including: proximity to remaining open stores, physical location within a metropolitan or non-metropolitan area, and expected transferability of sales between open and closed stores. Based on these criteria, the Company determined that the results of 130 stores should be reported as discontinued operations for all periods presented. The Company has included in discontinued operations the net sales and associated costs which were directly related to and specifically identifiable in relation to these 130 stores. Certain costs such as general office, field operations, national advertising, fixed distribution costs, and interest expense were not allocated to discontinued operations because these costs were not specifically identifiable at the store level. The table below identifies the significant components of income (loss) from discontinued operations related to these closed stores for fiscal years 2005, 2004, and 2003, respectively.

	Fiscal Year
	2005	2004	2003
(In thousands)
Net sales	$215,154	$225,820	$231,730
Gross margin	74,109	90,299	95,829
Operating income (loss)	(41,130)	(1,662)	6,617
Income (loss) from discontinued operations, net of tax	$(25,381)	$(1,021)	$4,029

The Company’s results of discontinued operations in fiscal year 2005 include pretax losses in the amount of $41.1 million as the result of the 130 stores reported in discontinued operations in fiscal year 2005, including $43.6 million of exit-related pretax costs incurred primarily in the fourth quarter of fiscal year 2005, the reversal of pretax charges of $0.4 million associated with the KB Toys business and a pretax non-cash impairment charge of $0.7 million and other related charges of $0.3 million associated with the reclassification of the Pittsfield DC as held-for-sale and the related write-down of its carrying value to fair value less selling cost. The table below summarizes the type and amount of charges recorded as a result of the store closures and identifies remaining obligations as of January 28, 2006:

	Write-down of Property, Inventory, and Deferred Rent	Severance and Benefits	Lease Termination Costs	Total
(In thousands)
Charges	$19,600	$3,300	$20,700	$43,600
Payments	—	(1,539)	(2,499)	(4,038)
Non-cash reductions	(19,600)	—	—	(19,600)
Remaining Obligations at January 28, 2006	$—	$1,761	$18,201	$19,962

Asset write-downs include assets used in normal operations of retail stores and remaining unrecoverable net book values of fixtures, equipment, and signs. The inventory write-downs above are specific to the markdowns associated with liquidation sales conducted at the closed stores, which qualified for discontinued operations accounting treatment. The Company records markdowns throughout the year in the normal course of business. The markdowns associated with the liquidation sales are the only markdowns included in the table above.

Future cash outlays related to store closure obligations are anticipated to be $10.3 million in fiscal year 2006, $5.2 million in fiscal year 2007, $3.1 million in fiscal year 2008, and $1.4 million thereafter.

Operating Expenses

The Company’s review of its operating expenses resulted in personnel reductions in the general office, field operations, and distribution centers. Realignments of resources were made based on the store closings and lower expected store growth in the near term. Additionally, some redundancies between the closeout store operations and the furniture store operations were eliminated.

Merchandising

As part of a review of its merchandising strategy, the Company in fiscal year 2005: 1) closed its stand-alone furniture stores; 2) executed a series of markdowns lowering in-store inventory levels in certain categories and improving inventory turnover; and 3) exited the frozen food business. The Company is continuing to develop its merchandise strategy with the goals of growing sales per square foot and increasing gross margin dollars. The Company has performed customer research and found that brand names, treasure hunt, price, value and savings are most important to its customers. The Company has taken this research and is working with its existing vendors and developing relationships with new vendors to produce a merchandising plan for each category. Certain elements of these plans will be tested and executed in fiscal year 2006. The Company will monitor the results of these tests to modify future merchandising plans as necessary to achieve its goals.

KB Toys and Pittsfield Distribution Center Update

Although the KB Toys business emerged from bankruptcy in fiscal year 2005, the claims process associated with the bankruptcy remains open. As a result of uncertainties associated with the continuance of the bankruptcy claims process, the Company believes it is possible that it will continue to receive in fiscal year 2006 demands from landlords for guarantees related to the KB Lease Obligations. The Company is an unsecured creditor of the bankruptcy trust with respect to losses it has incurred in connection with KB Lease Obligations and is unable to estimate the timing or amount of any recovery it can expect to receive upon resolution of these claims. Accordingly, no recoveries related to the KB Toys bankruptcy have been recorded by the Company. In addition, the typical KB Lease Obligation provides that the terms of the underlying lease may be extended, amended or modified without the consent of the guarantor. The Company has concluded that its reserve for the KB Lease Obligations is adequate at January 28, 2006. Based on the uncertainties related to the KB Lease Obligations, the Company will continue to evaluate the adequacy of these reserves as dictated by the facts and circumstances available to the Company at each future reporting period. In the event additional liability arises from future defaults on the KB Lease Obligations, any related charge would be to discontinued operations.

In fiscal year 2005, the Company initiated plans to dispose of the Pittsfield DC, which was acquired by the Company as a result of an indemnification of a mortgage guarantee satisfied by the Company in fiscal year 2004. The property is available for immediate sale in its present condition and is actively being marketed by a reputable broker. The Company has no intention of using this property in its current operations. As a result, at January 28, 2006, the Pittsfield DC has been classified as held-for-sale, as defined by SFAS No. 144, and accordingly, its carrying value at January 28, 2006 has been adjusted to its estimated fair value less applicable selling costs, resulting in a pretax non-cash impairment charge of $0.7 million and other related charges of $0.3 million included in loss from discontinued operations in fiscal year 2005.

As partial consideration for the sale of the KB Toys business, the Company received a 10-year note from Havens Corners Corporation (“HCC”), a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings, in the aggregate principal amount of $45.0 million (principal and interest together known as the “HCC Note”). Upon receipt of the HCC Note in fiscal year 2000, the Company evaluated its fair value and recorded it at an estimated fair value of $13.2 million. The note bears interest, on an in-kind basis, at the rate of 8.0% per annum; however, the Company discontinued the accrual of interest on the HCC Note in fiscal year 2003 as a result of the KB Toys bankruptcy. Under the KB Toys bankruptcy plan, the Company expects to receive $0.9 million as satisfaction of the HCC Note. In fiscal year 2005, the Company partially charged off the HCC Note in the amount of $6.4 million in order to reflect a remaining balance receivable of $0.9 million. This partial charge off was reported in selling and administrative expenses.

For a discussion of these matters and other matters related to the KB Toys business, see Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Amendment to the 2004 Credit Agreement

On October 25, 2005, the Company and its lenders entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the charges related to the store closing plan discussed in Note 2 to the consolidated financial statements.

Share Repurchase Program

On February 22, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions with such purchases to be completed within one year of the announcement. Common shares acquired through the repurchase program will be available for general corporate purposes.

Results of Operations

The following table compares components of the consolidated statements of operations of the Company as a percentage of net sales:

	Fiscal Year
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	59.3	58.1
Gross margin	39.1	40.7	41.9
Selling and administrative expenses	36.0	36.6	36.5
Depreciation expense	2.5	2.4	2.3
Operating profit	0.6	1.7	3.1
Interest expense	0.1	0.6	0.4
Interest income	(0.0)	(0.0)	(0.0)
Income from continuing operations before income taxes	0.5	1.1	2.7
Income tax expense	0.1	0.3	0.5
Income from continuing operations	0.4	0.8	2.2
Loss from discontinued operations, net of tax	(0.6)	(0.2)	(0.2)
Net income (loss)	(0.2)%	0.6%	2.0%

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

The following table sets forth the seasonality of net sales and operating profit by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2005
Net sales percentage of full year	23.5%	22.6%	22.4%	31.5%
Operating profit (loss) as a percentage of full year	46.6	(66.5)	(113.7)	233.6

Fiscal Year 2004
Net sales percentage of full year	23.3%	22.7%	22.4%	31.6%
Operating profit (loss) as a percentage of full year	18.3	(10.3)	(35.8)	127.8

Furniture Growth

During fiscal year 2005, the Company continued to add furniture departments ranging in size from 2,000 to 5,000 square feet to its closeout stores. The furniture department net sales have grown over the last ten years to a level representing 13.5% of the Company’s net sales in fiscal year 2005 compared to 11.7% in fiscal year 2004 and 11.1% in fiscal year 2003. The Company offered a furniture assortment within 1,320 of its 1,401 existing closeout stores at the end of fiscal year 2005.

Fiscal Year 2005 Compared To Fiscal Year 2004

Net Sales

Net sales increased 6.8% to $4,429.9 million in fiscal year 2005 compared to $4,149.3 million in fiscal year 2004. This increase is due to new stores opened in fiscal years 2004 and 2005 and the comparable store sales increase of 1.8% for fiscal year 2005. Comparable store sales are calculated by the Company using all stores that were open for at least two fiscal years as of the beginning of fiscal year 2005. This calculation may not be comparable to other retailers who calculate comparable stores sales based on other methods. Fiscal year 2005 comparable store sales were driven by a 4.6% increase in the value of the average basket partially offset by a 2.8% decline in customer transactions. Customer transactions, which declined 2.8%, continue to be challenging across the discount sector. From a merchandise perspective, Home, which includes furniture, was the best performing category. As part of the Company’s merchandising initiatives, clearance markdowns, primarily in the fourth quarter, benefited net sales and comparable store sales and were initiated to reduce inventory levels on slower moving items or classifications.

The following table summarizes comparable store sales, customer transactions, and the value of the average basket for fiscal year 2005 compared to fiscal year 2004:

	Fiscal Year
	2005		2004
Comparable store sales	1.8%		0.0%
Customer transactions	(2.8	) %	(2.0	) %
Value of the average basket	4.6%		2.0%

The Company internally evaluates and externally communicates overall sales and merchandise performance based on the following key merchandising categories and believes these categories facilitate analysis of the Company’s financial performance. Net sales by product category, net sales by product category as a percentage of total net sales, and net sales change in dollars and percentage in fiscal year 2005 compared to fiscal year 2004 were as follows:

	Fiscal Year
	2005		2004		Change
($ in thousands)
Consumables	$1,275,851	28.8%	$1,247,207	30.1%	$28,644	2.3%
Home	1,333,602	30.1	1,153,297	27.8	180,305	15.6
Seasonal and toys	830,526	18.7	814,661	19.6	15,865	1.9
Other	989,926	22.4	934,087	22.5	55,839	6.0
Net sales	$4,429,905	100.0%	$4,149,252	100.0%	$280,653	6.8%

The Consumables category includes sales increases in plastics, paper, and food, partially offset by a decrease in health and beauty. The Home category includes strong performance in furniture and home decor. Seasonal and toys includes sales increases for lawn & garden and toys, partially offset by decreases in trim-a-tree and harvest. The Other category includes strong performances in electronics, home appliances, and tools.

Gross Margin

Gross margin dollars increased 2.6% to $1,731.7 million in fiscal year 2005 compared to $1,687.1 million in fiscal year 2004. Gross margin as a percentage of net sales was 39.1% in fiscal year 2005 compared to 40.7% in fiscal year 2004. This gross margin rate decline of 160 basis points was primarily due to clearance-related markdowns, higher inbound freight costs, and certain initial markup-related cost pressures such as higher resin-based material costs. Inbound freight costs are higher as a result of higher fuel costs and transportation capacity constraints. The Company continues to develop its merchandising strategy focused on increasing gross margin dollars through improved buying decisions, better pricing strategies, and a focus on improving inventory turnover.

Selling and Administrative Expenses

Selling and administrative expenses increased 5.1% to $1,596.1 million in fiscal year 2005 compared to $1,518.6 million in fiscal year 2004. Selling and administrative expenses as a percentage of net sales were 36.0% in fiscal year 2005 compared to 36.6% in fiscal year 2004.

Selling and administrative expenses increased over fiscal year 2004 primarily due to costs associated with higher levels of sales and increased carton volume. The $77.5 million increase was primarily attributable to increased store payroll costs of $20.9 million, increased store occupancy-related costs, including rent and utilities, of $23.0 million, increased general office costs of $11.7 million, the partial charge-off of the HCC Note of $6.4 million, increased advertising costs of $6.0 million, and increased distribution and transportation costs of $5.1 million. The increase in general office is primarily resulting from an increase in wage and benefit-related costs.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1 to the consolidated financial statements) increased 2.3% to $223.8 million in fiscal year 2005 compared to $218.7 million in fiscal year 2004. Outbound distribution and transportation expenses as a percentage of net sales were 5.1% in fiscal year 2005 compared to 5.3% in fiscal year 2004. The 20 basis point decrease was primarily due to improved efficiency at the distribution centers, particularly the Durant DC. In addition, productivity has improved at the Columbus DC after two years of re-engineering efforts. Partially offsetting these cost savings were higher diesel fuel costs incurred on outbound freight and higher utility costs at the distribution centers.

Depreciation Expense

Depreciation expense for fiscal year 2005 was $108.7 million compared to $99.4 million for fiscal year 2004. The $9.3 million increase was principally related to new store growth.

Interest Expense

Interest expense decreased 74.6% to $6.3 million in fiscal year 2005 compared to $24.8 million in fiscal year 2004. The $18.5 million decrease in interest expense was due to the $8.9 million debt prepayment charge incurred in fiscal year 2004 in connection with the repayment of the $204.0 million in senior notes privately placed in 2001 (the “Senior Notes”) and the retirement of the $300.0 million secured revolving credit agreement entered into in 2001 (the “2001 Credit Agreement”), lower average borrowings in fiscal year 2005, and a lower effective interest rate in fiscal year 2005. The prepayment charge was incurred in order to replace the Senior Notes, which carried a weighted-average yield of 8.2%, and the 2001 Credit Agreement with the variable rate 2004 Credit Agreement. The weighted-average interest rate of the outstanding loans under the 2004 Credit Agreement at January 28, 2006, was 5.1%.

Income Taxes

The effective income tax rate of the continuing operations of the Company was 24.8% for fiscal year 2005 compared to 30.1% for fiscal year 2004. The rate was lower in fiscal year 2005 because of 1) proportionately larger jurisdictional losses in entities with higher marginal income tax rates; 2) the adjustment of loss contingencies to recognize the expiration of the statute of limitations; offset by 3) the write-down of deferred income tax assets as a result of state tax law changes (including Ohio tax reform enacted in the second quarter of fiscal year 2005).

The Company anticipates the fiscal year 2006 effective income tax rate to fall within a range of 36.0% to 40.0%.

Discontinued Operations

The Company recorded a pretax loss of $41.7 million from discontinued operations in fiscal year 2005 compared to a pretax loss of $13.0 million in fiscal year 2004. The Company’s results of discontinued operations in fiscal year 2005 include pretax losses in the amount of $41.1 million as the result of 130 stores reported in discontinued operations in fiscal year 2005 which include $43.6 million of exit-related pretax costs incurred primarily in the fourth quarter of fiscal year 2005, the reversal of pretax charges of $0.4 million associated with the KB Toys business and pretax charges of $1.0 million associated with the reclassification of the Pittsfield DC as held-for-sale and the related write-down of its carrying value to fair value less selling cost. The Company’s discontinued operations in fiscal year 2004 relate to pretax losses in the amount of $1.7 million as the result of the 130 stores reported in discontinued operations and pretax charges of $11.3 million associated with the KB Toys business.

Fiscal Year 2004 Compared To Fiscal Year 2003

Net Sales

Net sales increased 5.2% to $4,149.3 million in fiscal year 2004 compared to $3,942.7 million in fiscal year 2003. The Company attributes this increase principally to new store growth as comparable store sales were flat for fiscal year 2004. Comparable store sales consisted of a 2.0% increase in the value of the average basket driven by strong gains in hardlines and home décor departments, as well as the addition of 224 new furniture departments. Average basket gains were offset by a 2.0% decrease in the number of customer transactions, which the Company believes was principally the result of the impact that macro economic pressure of higher prices for gas, home heating oil, and other commodities had on the Company’s core customer.

The following table summarizes comparable store sales, customer transactions, and the value of the average basket for fiscal year 2004 compared to fiscal year 2003:

	Fiscal Year
	2004		2003
Comparable store sales	0.0%		3.4%
Customer transactions	(2.0	) %	1.7%
Value of the average basket	2.0%		1.7%

Net sales by product category, net sales by product category as a percentage of total net sales, and the net sales change in dollars and percentage in fiscal year 2004 compared to fiscal year 2003 were as follows:

	Fiscal Year
	2004		2003		Change
($ in thousands)
Consumables	$1,247,207	30.1%	$1,196,414	30.3%	$50,793	4.2%
Home	1,153,297	27.8	1,046,617	26.6	106,680	10.2
Seasonal and toys	814,661	19.6	819,004	20.8	(4,343)	(0.5)
Other	934,087	22.5	880,618	22.3	53,469	6.1
Net sales	$4,149,252	100.0%	$3,942,653	100.0%	$206,599	5.2%

The Consumables category includes sales increases in food, health and beauty, paper, and pet. The Home category includes strong performance in furniture, domestics, and stationery. Seasonal and toys includes sales weakness in holiday-oriented departments partially offset by growth in toys and lawn & garden. The Other category includes sales increases in electronics, home appliances, and jewelry partially offset by a decrease in apparel.

Gross Margin

Gross margin dollars increased 2.2% to $1,687.1 million in fiscal year 2004 compared to $1,650.5 million in fiscal year 2003. Gross margin as a percentage of net sales was 40.7% in fiscal year 2004 compared to 41.9% in fiscal year 2003. This gross margin rate decline of 120 basis points was primarily due to lower sales in higher margin merchandise, such as holiday-oriented departments in Seasonal and toys, an increased markdown rate due to a flat comparable store sales and the need for additional markdowns on seasonally-sensitive categories, giftable items with low sell-through rates, and selected discontinued styles in furniture.

Selling and Administrative Expenses

Selling and administrative expenses increased 5.5% to $1,518.6 million in fiscal year 2004 compared to $1,439.4 million in fiscal year 2003. Selling and administrative expenses as a percentage of net sales were 36.6% in fiscal year 2004 compared to 36.5% in fiscal year 2003.

Selling and administrative expenses increased over fiscal year 2003 primarily due to an increase in the number of stores, costs associated with higher levels of sales, and increased carton volume. The $79.2 million increase was primarily attributable to increased store payroll costs of $23.5 million, increased distribution and transportation costs of $19.9 million, and increased store occupancy-related costs, including rent and utilities, of $26.2 million.

Outbound distribution and transportation costs, which were included in selling and administrative expenses increased 10.0% to $218.7 million in fiscal year 2004 compared to $198.8 million in fiscal year 2003. Outbound distribution and transportation expenses as a percentage of net sales were 5.3% in fiscal year 2004 compared to 5.0% in fiscal year 2003. The 30 basis point increase was primarily due to the de-leveraging impact of the Durant DC in its first year, rising fuel rates, and increased one-way carrier rates as a result of the revised driver hours of service regulations.

Depreciation Expense

Depreciation expense for fiscal year 2004 was $99.4 million compared to $89.0 million for fiscal year 2003. The $10.4 million increase was principally related to new store growth, store remodels, and the opening of the Durant DC during the first quarter of 2004.

Interest Expense

Interest expense, including the amortization of obligation issuance costs, increased 51.2% to $24.8 million in fiscal year 2004 compared to $16.4 million in fiscal year 2003. The $8.4 million increase in interest expense was due to the $8.9 million debt prepayment charge incurred in connection with the early repayment of the Senior Notes and the 2001 Credit Agreement. This prepayment charge was incurred in order to replace the Senior Notes, which carried a weighted-average yield of 8.2%, and the 2001 Credit Agreement with the variable rate 2004 Credit Agreement. The weighted-average interest rate on the outstanding loans under the 2004 Credit Agreement at January 29, 2005 was 3.2%.

Income Taxes

The effective income tax rate of the continuing operations of the Company was 30.1% for fiscal year 2004 compared to 19.5% for fiscal year 2003. The rate was substantially lower in fiscal year 2003 because of the reversal in fiscal year 2003 of a $15.0 million deferred tax asset valuation allowance related to the partial charge-off of the HCC Note.

In November 2003, the Internal Revenue Service issued Revenue Ruling 2003-112 which clarified the definition of eligible employees for purposes of the Welfare to Work and Work Opportunity tax credits. The Company has filed protective refund claims for its fiscal years 1994 through 2001 based on this ruling. Claims for fiscal years 2002 and 2003 will be filed at a later date but prior to the expiration of the statute of limitations. Because of the contingent nature of this claim, no tax benefit has been recorded for this item.

Discontinued Operations

Discontinued operations resulted in a pretax loss of $13.0 million in fiscal year 2004 compared to a pretax loss of $17.8 million in fiscal year 2003. The Company’s discontinued operations in fiscal year 2004 include pretax losses in the amount of $1.7 million for the results of 130 stores reported in discontinued operations and pretax charges of $11.3 million associated with the KB Toys business. The Company’s discontinued operations in fiscal year 2003 include pretax income in the amount of $6.6 million for the results of the 130 stores reported in discontinued operations and pretax charges of $24.4 million associated with the KB Toys business.

Capital Resources and Liquidity

Capital Resources

On October 29, 2004, the Company entered into the 2004 Credit Agreement which is scheduled to mature on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness of the Company, including all amounts that were outstanding under the 2001 Credit Agreement and the Senior Notes. The pricing and fees related to the

2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios — a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. On October 25, 2005, the Company and the lenders entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the charges related to the store closings discussed in Note 2 to the consolidated financial statements. The Company was in compliance with its amended financial covenants under the 2004 Credit Agreement at January 28, 2006.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans at January 28, 2006, was 5.1%. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: 1) cash inflows such as store cash and other miscellaneous deposits; and 2) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At January 28, 2006, the total borrowings outstanding under the 2004 Credit Agreement were $5.5 million, all in swing loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $65.0 million, were $429.5 million at January 28, 2006.

The Company utilizes its credit facility primarily to manage ongoing and seasonal working capital. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory. The Company anticipates borrowings and letters of credit through the end of May 2006 to range between $50.0 million and $75.0 million, excluding any impact resulting from the execution of the $150.0 million share repurchase authorized by the Board of Directors in February 2006.

Liquidity

The primary source of liquidity for the Company is cash flows from operations and, as necessary, borrowings under the 2004 Credit Agreement. At January 28, 2006, working capital was $557.2 million.

Cash provided by operating activities was $213.0 million during fiscal year 2005 and resulted primarily from net loss of $(10.1) million, depreciation and amortization expense of $114.6 million and a decrease in net assets of $102.1 million over fiscal year 2004. The $102.1 million decrease in net assets was primarily a result of lower inventory of $58.9 million, higher accounts payable of $11.7 million, higher accrued operating expenses of $22.0 million, and higher other liabilities of $25.0 million. The reduction in inventory is primarily a result of fewer stores open at the end of fiscal year 2005 compared to prior year and the impact of the markdown clearance sales. The higher accrued operating expenses are primarily due to the increased current portion of lease obligation resulting from the closure of certain stores before their full lease term expired. The increase in other liabilities is primarily due to the non-current portion of the lease obligation associated with the closed stores and an increase in the non-current portion of insurance reserves for workers’ compensation and general liability.

Cash provided by operating activities was $71.3 million during fiscal year 2004 and resulted primarily from net income of $23.8 million and depreciation and amortization expense of $101.9 million partially offset by an increase in net assets of $70.0 million. The impact of closing the underperforming stores and the series of markdowns taken on slower moving inventory had the effect of significantly strengthening the Company’s balance sheet in fiscal year 2005 compared to fiscal year 2004.

Cash used in investing activities of $66.7 million in fiscal year 2005 and $127.8 million in fiscal year 2004 was primarily related to capital expenditures of $68.5 million and $135.3 million in each of the respective fiscal years. Capital expenditures in fiscal year 2005 were primarily due to opening 73 new stores. Capital expenditures in fiscal year 2004 were primarily driven by the re-engineering of the Columbus DC, remodeling 66 existing stores, and opening 103 new stores. Capital expenditure requirements in fiscal year 2006 are anticipated to range between $50 million and $55 million, focused on maintaining existing property and equipment along with a limited number of new store openings and information technology enhancements.

Cash used in financing activities was $147.1 million in fiscal year 2005 and related primarily to the net repayment of borrowings outstanding under the 2004 Credit Agreement. Cash used in financing activities was $115.0 million in fiscal year 2004 including net repayments of debt of $44.8 million and acquisition of treasury stock costing $75.0 million. The Company announced a share repurchase program of $150.0 million on February 22, 2006, which it expects to complete within one year of the announcement. The amount of the repurchase program was based in part on the level of cash provided by operations in fiscal year 2005.

The Company continues to believe that it has, or, if necessary, has the ability to obtain adequate resources to fund ongoing operating requirements and future capital expenditures. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the Company’s capital resources or liquidity.

Contractual Obligations

The following table summarizes payments due under the Company’s contractual obligations at January 28, 2006:

	Payments Due by Period (1)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
(In thousands)
Long-term debt obligations (2)	$—	$—	$5,500	$—	$5,500
Operating lease obligations (3) (4)	265,320	430,184	255,895	177,211	1,128,610
Purchase obligations (4) (5)	560,629	189,920	86,631	120,007	957,187
Total contractual obligations (6)	$825,949	$620,104	$348,026	$297,218	$2,091,297

(1)	The disclosure of contractual obligations in this table is based on assumptions and estimates that the Company believes to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that the Company ultimately incurs. Variables that may cause the stated amounts to vary from those actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by the Company as of the date of this report; fluctuations in third party fees, governmental charges or market rates that the Company is obligated to pay under contracts it has with certain vendors; and the exercise of renewal options under or the automatic renewal of contracts that provide for the same.

(2)	Long-term debt obligations consist of the total borrowings outstanding under the 2004 Credit Agreement. Borrowings under the 2004 Credit Agreement are permitted under various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin, as well as borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The Company also had outstanding letters of credit totaling $65.0 million at January 28, 2006. Approximately $57.2 million of the outstanding letters of credit represent stand-by letters of credit and the Company does not expect to meet conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from the preceding table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in Purchase Obligations. The table assumes that the 2004 Credit Agreement is paid at maturity. For a further discussion, see Note 4 to the consolidated financial statements.

(3)	Operating lease obligations include, among other items, leases for the Company’s retail stores, warehouse space, offices, and certain office equipment. The future minimum commitments for store, warehouse space, and office operating leases are $824.3 million. For a discussion of leases, see Note 8 to the consolidated financial statements. Many of the store lease obligations require the Company to pay for CAM, real estate taxes, and property insurance. The Company estimates that future obligations for CAM, real estate taxes, and property insurance are $280.6 million at January 28, 2006. The Company has made certain assumptions and estimates in order to account for its contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: extrapolation of historical data to estimate the Company’s future obligations; calculation of the Company’s obligations based on per square foot averages where no historical data is available for a particular leasehold; and assumptions related to certain increases over historical data where the Company’s obligation is a prorated share of all lessees’ obligations within a particular property. The remaining $23.7 million relates primarily to the operating leases of certain office equipment with remaining terms of less than one year or a month-to-month basis.

(4)	For purposes of the operating lease and purchase obligation disclosures, the Company has assumed that it will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and the Company disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement of the Company and its vendor, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, the Company disclosed its minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of the length of the eventual term.

(5)	Purchase obligations include outstanding purchase orders for retail merchandise issued in the ordinary course of the Company’s business that are valued at $389.5 million, the entirety of which represents obligations due within one year of January 28, 2006. Purchase obligations also include a commitment for future inventory purchases totaling $263.3 million at January 28, 2006. While the Company is not required to meet any periodic minimum purchase requirements under this commitment, for purposes of this tabular disclosure, the Company has included the value of the purchases that it anticipates making during each of the reported periods, as purchases will count toward its fulfillment of the aggregate obligation. The remaining $304.4 million is primarily related to distribution and transportation commitments.

(6)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to KB Toys. For further discussion, see Note 2 to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of January 28, 2006, the Company has approximately 167 KB Lease Obligations. The relevant guarantees were issued prior to January 1, 2003, and are not subject to the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45. The typical KB Lease Obligation provides that the terms of the underlying lease may be extended, amended, or modified without the consent of the guarantor. As a result, the Company is unable to estimate any potential range of loss in the event of non-performance or non-performance by KB Toys, as applicable. See Note 2 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of KB Toys matters.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, insurance reserves, income taxes, contingencies, leases, and pension. Management bases its estimates and judgments on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors and believes the following assumptions and estimates are the most critical to reporting its results of operations and financial position. See Note 1 to the consolidated financial statements for additional information about the Company’s accounting policies.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, at its current retail selling value. Inventory retail selling values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation and gross margin. These assumptions are based on historical experience and current information.

Permanent markdowns are recorded as a gross margin reduction in the period of management’s decision to initiate price reductions with the intent not to return the price to regular retail. Promotional markdowns are recorded as a gross margin reduction in the period the merchandise is sold. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise, and seasonal trends.

Shrinkage is recorded as a reduction to inventories and gross margin and is estimated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on the Company’s actual experience and the Company’s most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that it believes minimize shrinkage.

Long-Lived Assets

Depreciation and amortization expense of property and equipment are recorded on a straight-line basis using estimated service lives. Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated service life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated service life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major repairs that extend service lives are capitalized.

The estimated service lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5–40 years
Fixtures and equipment	5–15 years
Computer software costs	5 years
Transportation equipment	3–20 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value of the asset. The Company’s assumptions related to valuation of long-lived assets include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. The Company estimates the fair value of its long-lived assets using readily available market information for similar assets.

When material, the Company classifies the results of operations of closed stores as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the Company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company generally meets the second criteria on all closed stores as, upon closure, operations cease and the Company has no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimates of sales migration from the closed store to any stores remaining open. The estimated sales migration is based on the Company’s historical estimates of sales migration upon opening a new store in a similar market. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, the Company reports net sales, gross margin, and related operating costs that are directly related to and specifically identifiable with respect to those stores’ operations as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost, are not allocated to discontinued operations because the Company believes that these costs are not specific to the stores’ operations.

Insurance Reserves

The Company is self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is paid by employees. The Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations taking into account known trends and projections of future results. General liability and workers’ compensation liabilities are recorded at the Company’s estimate of their net present value while other liabilities for insurance reserves are not discounted. Actual future claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted materially.

Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in the Company’s consolidated financial statements.

Contingencies

The Company is subject to various claims and contingencies including legal actions, lease termination obligations on closed stores, lease indemnification obligations on KB Toys stores, and other claims arising out of the normal course of business. In connection with such claims and contingencies, the Company estimates the likelihood and amounts of any potential obligation using management’s judgment. Management uses subject matter experts including various internal and external experts to assist in the estimating process; however, the ultimate outcome of the various claims and contingencies could be materially different from management’s estimates, and adjustments to income could be required. With respect to the lease termination obligations and lease indemnification obligations, the Company considers the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. In addition, as market conditions or other factors change, the estimate of the obligations could be materially different. The Company continually evaluates the adequacy of its recorded obligations for claims and contingences based on current information, including settlement amounts of individual lease obligations compared to recorded contractual obligations. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the consolidated financial statements. In addition, because it is not permissible to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Lease Accounting

Rent expense is recognized over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. The Company also receives tenant allowances, which are recorded in deferred rent and are amortized as a reduction to rent expense over the term of the lease.

Certain leases provide for contingent rents that are not measurable at inception. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent and is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Pension

Pension assumptions are evaluated each year. Outside actuaries are used to provide assistance in calculating the estimated obligations for pension. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio. The discount rate used to determine the net periodic pension cost for fiscal year 2005 was 5.7%. A 0.5% decrease in the discount rate would increase net periodic pension cost by $0.2 million. The long-term rate of return on assets used to determine net periodic pension cost in fiscal year 2005 was 8.5%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.5 million.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the consolidated statements of operations. This statement eliminates the alternative to use the intrinsic value method for valuing share-based compensation, which typically resulted in recognition of no compensation cost. On April 15, 2005, the SEC issued Release No. 33-8568, which amended the effective date for SFAS No. 123(R), to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. The Company adopted SFAS No. 123(R) as of January 29, 2006, using the modified prospective method of adoption, in which compensation cost is recognized for all awards granted subsequent to the date of adoption of this statement as well as for the unvested portion of awards outstanding as of the effective date.

Because the Company previously accounted for options issued under the Company’s incentive plans under the intrinsic value method permitted under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, the adoption of SFAS No. 123(R) is expected to have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and amount of share-based awards granted in future periods. However, had the Company adopted

SFAS No. 123(R) in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from cash provided by operating activities to cash used in financing activities in the consolidated statements of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption for any excess tax benefits realized. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not significant in fiscal years 2005, 2004, and 2003, respectively.

See Note 10 to the consolidated financial statements for a discussion of the acceleration of vesting on certain stock options in the fourth quarter of fiscal year 2005.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations”, which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, constructions, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 during the fourth quarter of fiscal year 2005, and this adoption did not have a material impact on the Company’s consolidated financial statements in this Annual Report on Form 10-K.

Commitments

For a discussion of commitments, refer to Note 2, Note 4, Note 5, and Note 8 to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at January 28, 2006. The Company does not expect changes in interest rates in fiscal year 2006 to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company purchases approximately 30.6% of its product directly from overseas suppliers, all of which are purchased in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

To the Board of Directors of Big Lots, Inc.
Columbus, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Big Lots, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006, of the Company and our report dated April 13, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 13, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 13, 2006

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year
	2005	2004	2003
Net sales	$4,429,905	$4,149,252	$3,942,653
Cost of sales	2,698,239	2,462,114	2,292,123
Gross margin	1,731,666	1,687,138	1,650,530
Selling and administrative expenses	1,596,136	1,518,589	1,439,444
Depreciation expense	108,657	99,362	88,960
Operating profit	26,873	69,187	122,126
Interest expense	6,272	24,845	16,443
Interest income	(313)	(618)	(1,061)
Income from continuing operations before income taxes	20,914	44,960	106,744
Income tax expense	5,189	13,528	20,833
Income from continuing operations	15,725	31,432	85,911
Loss from discontinued operations, net of tax benefit of $15,886, $5,313, and $12,103 in fiscal years 2005, 2004, and 2003, respectively	(25,813)	(7,669)	(5,691)
Net income (loss)	$(10,088)	$23,763	$80,220
Income (loss) per common share — basic:
Continuing operations	$0.14	$0.28	$0.74
Discontinued operations	(0.23)	(0.07)	(0.05)
	$(0.09)	$0.21	$0.69
Income (loss) per common share — diluted:
Continuing operations	$0.14	$0.27	$0.73
Discontinued operations	(0.23)	(0.06)	(0.05)
	$(0.09)	$0.21	$0.68

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	January 28, 2006	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,710	$2,521
Inventories	836,092	895,016
Deferred income taxes	78,539	73,845
Other current assets	77,413	63,400
Total current assets	993,754	1,034,782
Property and equipment — net	584,083	648,741
Deferred income taxes	18,609	12,820
Other assets	29,051	37,241
Total assets	$1,625,497	$1,733,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,470	$149,777
Property, payroll, and other taxes	106,858	102,118
Accrued operating expenses	68,752	58,792
Insurance reserves	46,474	45,255
KB lease obligation	27,205	32,498
Accrued salaries and wages	25,171	20,860
Other current liabilities	593	3,213
Total current liabilities	436,523	412,513
Long-term obligations	5,500	159,200
Deferred rent	42,288	39,533
Insurance reserves	42,037	35,955
Other liabilities	20,425	10,893
Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 113,932 shares and 112,780 shares, respectively	1,175	1,175
Treasury shares — 3,563 shares and 4,715 shares, respectively, at cost	(48,294)	(64,029)
Unearned compensation	(2,114)	(1,814)
Additional paid-in capital	470,677	472,790
Retained earnings	657,280	667,368
Total shareholders’ equity	1,078,724	1,075,490
Total liabilities and shareholders’ equity	$1,625,497	$1,733,584

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common		Treasury
	Shares	Amount	Shares	Amount	Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total
Balance — February 1, 2003	115,844	$1,162	321	$(2,502)	$—	$458,043	$563,385	$1,020,088
Net income	—	—	—	—	—	—	80,220	80,220
Exercise of stock options and related tax effects	327	3	—	—	—	4,136	—	4,139
Common shares used for matching contributions to savings plan	435	4	—	—	—	4,561	—	4,565
Treasury shares acquired for deferred compensation plan	(12)	—	12	(233)	—	—	—	(233)
Balance — January 31, 2004	116,594	1,169	333	(2,735)	—	466,740	643,605	1,108,779
Net income	—	—	—	—	—	—	23,763	23,763
Exercise of stock options and related tax effects	252	3	—	—	—	1,797	—	1,800
Common shares used for matching contributions to savings plan	316	3	—	—	—	4,764	—	4,767
Treasury shares used for deferred compensation plan	74	—	(74)	216	—	—	—	216
Purchases of common shares	(5,427)	—	5,427	(75,000)	—	—	—	(75,000)
Treasury share issuances for stock options	799	—	(799)	11,113	—	—	—	11,113
Restricted shares awarded	172	—	(172)	2,377	(1,866)	(511)	—	—
Stock-based employee compensation expense	—	—	—	—	52	—	—	52
Balance — January 29, 2005	112,780	1,175	4,715	(64,029)	(1,814)	472,790	667,368	1,075,490
Net loss	—	—	—	—	—	—	(10,088)	(10,088)
Exercise of stock options and related tax effects	600	—	(600)	8,292	—	(1,006)	—	7,286
Treasury shares used for matching contributions to savings plan	447	—	(447)	6,173	—	(1,001)	—	5,172
Treasury shares used for deferred compensation plan	15	—	(15)	26	—	(41)	—	(15)
Restricted shares awarded, net of forfeitures	90	—	(90)	1,244	(1,017)	(227)	—	—
Stock-based employee compensation expense	—	—	—	—	717	162	—	879
Balance — January 28, 2006	113,932	$1,175	3,563	$(48,294)	$(2,114)	$470,677	$657,280	$1,078,724

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2005	2004	2003
Operating activities:
Net income (loss)	$(10,088)	$23,763	$80,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	114,617	101,917	92,407
Deferred income taxes	(10,483)	(826)	(4,471)
Loss on disposition of equipment	1,414	4,063	2,471
Employee benefits paid with common shares	5,172	4,767	4,565
Partial charge-off of HCC Note	6,389	—	9,598
KB Toys matters	—	6,648	9,720
Non-cash share-based compensation expense	879	52	—
Non-cash impairment charges	2,674	—	—
Other	269	908	435
Change in assets and liabilities:
Inventories	58,924	(65,447)	(53,359)
Other current assets	(8,623)	(5,948)	(405)
Other assets	(4,242)	(8,633)	(3,338)
Accounts payable	11,693	(12,107)	42,071
Other current liabilities	(2,620)	(7,259)	(11,837)
Accrued operating expenses	21,985	9,548	(18,827)
Other liabilities	25,005	19,815	39,569
Net cash provided by operating activities	212,965	71,261	188,819
Investing activities:
Capital expenditures	(68,503)	(135,291)	(170,175)
Purchase of short-term investments	—	(115,125)	(7,500)
Redemption of short-term investments	—	122,625	—
Cash proceeds from sale of equipment	1,844	245	108
Other	(43)	(210)	(324)
Net cash used in investing activities	(66,702)	(127,756)	(177,891)
Financing activities:
Proceeds from long-term obligations	2,325,300	1,448,200	305,000
Payment of long-term obligations	(2,479,000)	(1,493,000)	(305,000)
Proceeds from the exercise of stock options	7,015	12,008	3,704
Payment for KB Toys subrogation receivable	—	(6,100)	—
Payment for treasury shares acquired	—	(75,000)	—
Treasury shares used (acquired) for deferred compensation plan	(15)	216	(233)
Deferred bank and bond fees paid	(374)	(1,311)	(460)
Net cash provided by (used in) financing activities	(147,074)	(114,987)	3,011
Increase (decrease) in cash and cash equivalents	(811)	(171,482)	13,939
Cash and cash equivalents:
Beginning of year	2,521	174,003	160,064
End of year	$1,710	$2,521	$174,003

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,065	$26,140	$17,383
Cash paid for income taxes (excluding impact of refunds)	$22,227	$23,314	$45,213

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of Business

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company is the nation’s largest broadline closeout retailer. At January 28, 2006, the Company operated a total of 1,401 stores in 47 states. The Company’s goal is to build upon its leadership position in broadline closeout retailing by providing its customers with great savings on brand name closeouts and other value-priced merchandise through a unique shopping experience. The Company’s web site is located at www.biglots.com. The contents of the Company’s web site are not part of this report.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP, and include all the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal years 2005, 2004, and 2003 were comprised of 52 weeks. Fiscal year 2006 will be 53 weeks.

Segment Reporting

The Company manages its business based on one segment, broadline closeout retailing. At January 28, 2006 and January 29, 2005, all of the Company’s operations were located within the United States of America.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments which are unrestricted to withdrawal or use and which have an original maturity of three months or less. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days. Amounts due from banks for these transactions totaled $15.5 million and $12.6 million at January 28, 2006 and January 29, 2005, respectively. Cash equivalents are stated at cost, which approximates market value.

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

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Payments Received from Vendors

Payments received from vendors relate primarily to rebates and reimbursement for markdowns and are recognized in the Company’s consolidated statements of operations as a reduction to cost of sales when the related inventory is sold.

Store Supplies

When opening a new store, the initial shipment of supplies (including primarily signage, security-related items, bags, and miscellaneous store supplies) is capitalized at the store opening date. Subsequent replenishments of store supplies are expensed. Capitalized store supplies are adjusted as appropriate for changes in estimated quantities or costs.

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

Property and Equipment — Net

Property and equipment are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated service lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated service lives or the lease term. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals that extend service lives are capitalized. The Company capitalizes certain computer software costs after the application development stage has been established.

The estimated service lives by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5–40 years
Fixtures and equipment	5–15 years
Computer software costs	5 years
Transportation equipment	3–20 years

Capitalized interest was an insignificant amount in fiscal year 2005, $0.6 million in fiscal year 2004, and $3.7 million in fiscal year 2003.

Impairment

The Company has long-lived assets that consist primarily of property and equipment. The Company estimates service lives on buildings and equipment using assumptions based on historical data and industry trends. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated service life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated service life. The Company reviews historical operating results at the store level in order to determine if impairment indicators are present. Impairment is recorded if impairment indicators are present

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. The Company estimates the fair value of its long-lived assets using readily available market information for similar assets.

Closed Store Accounting

The Company recognizes an obligation for the fair value of lease termination costs when the Company ceases using the leased property in its operations. In measuring fair value, the Company considers the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. The Company discounts the estimated obligation using the applicable credit adjusted interest rate, resulting in accretion expense in periods subsequent to the period of initial measurement. The Company continues to monitor the obligation for lease liability in subsequent periods and revises any estimated liabilities, if necessary. Severance and benefits associated with terminating employees from employment are recognized ratably from the communication date through the estimated future service period, unless the estimated future service period is less than 60 days, in which case the Company recognizes the impact at the communication date. Generally all other store closing costs are recognized when incurred.

When material, the Company classifies the results of operations of closed stores as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the Company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company generally meets the second criteria on all closed stores, as upon closure, operations cease and the Company has no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimated sales migration from the closed store to any stores remaining open. The estimated sales migration is based on the Company’s historical estimates of sales migration upon opening a new store in a similar market. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, the Company reported net sales, gross margin, and related operating costs that are directly attributable to and specifically identifiable with those stores operations as discontinued operations. Certain corporate level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to discontinued operations because these costs are not specific to the store’s operations.

Stock-Based Compensation

The Company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, as permitted by these standards, continues to apply the recognition and measurement principles of APB No. 25 to its stock options and other stock-based employee compensation awards.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

The following table presents net income (loss) and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Fiscal Year
	2005	2004	2003
(In thousands, except per share amounts)
Net income (loss):
As reported	$(10,088)	$23,763	$80,220
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(10,277)	(3,604)	(6,034)
Pro forma	$(20,365)	$20,159	$74,186

Income (loss) per common share — basic:
As reported	$(0.09)	$0.21	$0.69
Pro forma	$(0.18)	$0.18	$0.64

Income (loss) per common share — diluted:
As reported	$(0.09)	$0.21	$0.68
Pro forma	$(0.18)	$0.18	$0.63

The increase in pro forma stock-based employee compensation expense in fiscal year 2005 is due to acceleration of vesting of certain stock options (See Note 10 to the consolidated financial statements).

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

The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies (and interest thereon) including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues. The results of the audits, appeals, and expiration of the statute of limitations are reflected in the income tax accounts accordingly.

Pension

Pension assumptions are evaluated each year. Outside actuaries are used to provide assistance in calculating the estimated obligations for pension. The Company reviews external data and historical trends to help determine the discount rate and expected long-term rate of return. The Company’s objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, the Company reviews rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the current or anticipated future allocation of the pension portfolio.

Insurance Reserves

The Company is self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is paid by employees. The Company has purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at the Company’s estimate of their net present value while other liabilities for insurance reserves are not discounted.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The carrying value of the Company’s long-term obligations at January 28, 2006 and January 29, 2005, approximates fair value because the interest rates are variable and approximate current market rates.

Commitments and Contingencies

The Company is subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, the Company estimates the likelihood and amounts of any potential obligation using management’s judgment. Management uses subject matter experts including various internal and external experts to assist in the estimating process. The Company accrues, if material, a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the consolidated financial statements.

Revenue Recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for retail merchandise returns is estimated based on the Company’s prior experience.

The Company recognizes sales revenue related to gift cards at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards is recorded in accrued operating expenses.

The Company offers price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. In the event that a sale is not consummated, liquidated damages are recorded as the lesser of: 1) $25; 2) 10% of the merchandise purchase price (exclusive of sales tax); or 3) the amounts deposited by the customer. Cash paid by the customer is recorded in accrued operating expenses.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

The Company’s comprehensive income is equal to net income, as there are no items that qualify as other comprehensive income.

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight to the Company’s distribution centers, duties, and commissions), markdowns, and inventory shrinkage, net of cash discounts and rebates. The Company classifies warehousing and outbound distribution and transportation costs as selling and administrative expenses. Due to this classification, the Company’s gross margin rates may not be comparable to those of other retailers that include warehousing and outbound distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), warehousing and outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales. Outbound distribution and transportation costs included in selling and administrative expenses were $223.8 million, $218.7 million, and $198.8 million for fiscal years 2005, 2004, and 2003, respectively.

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

Certain leases provide for contingent rents that are not measurable at inception. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent and is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Advertising Expense

Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $103.2 million, $97.2 million, and $102.3 million for fiscal years 2005, 2004, and 2003, respectively.

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

Guarantees

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company recognizes a liability for the fair value of guarantees when issued. Guarantees issued prior to January 1, 2003, are not subject to the fair value recognition rules but are required to be disclosed. With respect to guarantee obligations issued prior to January 1, 2003, the Company records a liability if the obligation is estimable in the period incurred.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the consolidated statement of operations. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method for valuing share-based compensation, which typically resulted in recognition of no compensation cost. On April 15, 2005, the SEC issued Release No. 33-8568, which amended the effective date for SFAS No. 123(R) to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. The Company adopted SFAS No. 123(R) as of January 29, 2006, using the modified prospective method of adoption, in which compensation cost is recognized for all awards granted subsequent to the date of this statement as well as for the unvested portion of awards outstanding as of the effective date.

Because the Company previously accounted for options issued under the Company’s incentive plans under the intrinsic value method permitted under APB No. 25, the adoption of SFAS No. 123(R) is expected to have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of SFAS 123(R) cannot be accurately estimated at this time, as it will depend on the market value and amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123(R) in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from cash provided by operating activities to cash used in financing activities in the consolidated statements of cash flows. This change in classification will reduce cash provided by operating activities and increase cash used in financing activities for periods after adoption for any excess tax benefits realized. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not significant in fiscal years 2005, 2004, and 2003, respectively.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, constructions, or development

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 during the fourth quarter of fiscal year 2005, and this adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Discontinued Operations

The Company reports discontinued operations upon disposition of a component of the Company’s business when the cash flows have been or will be eliminated from the Company’s ongoing operations and when a long-lived asset qualifies for held-for-sale treatment. As a result, the Company’s discontinued operations for fiscal years 2005, 2004, and 2003, are comprised of the following:

	Fiscal Year
	2005	2004	2003
(In thousands)
Closed stores	$(41,130)	$(1,662)	$6,617
KB Toys lease indemnifications	430	(8,623)	(24,411)
Pittsfield distribution center	(999)	(2,697)	—
Total pretax loss	$(41,699)	$(12,982)	$(17,794)

Closed Stores

On October 6, 2005, the Company announced its decision to close approximately 126 underperforming stores in addition to the 40 stores previously planned for closure in fiscal year 2005. The Company completed its evaluation of underperforming stores in the fourth quarter and, as a result, 174 stores were closed during fiscal year 2005. To determine if cash flows of each store have been (or will be) eliminated from ongoing operations, the Company evaluated a number of qualitative and quantitative factors, including: proximity to remaining open stores, physical location within a metropolitan or non-metropolitan statistical area and transferability of sales between open and closed trade areas. Based on these criteria, the Company determined that the results of 130 stores should be reported as discontinued operations for all periods presented. The Company has included in discontinued operations the net sales and associated costs which were directly related to and specifically identifiable with these 130 stores. Certain costs such as general office, field operations, national advertising, fixed distribution costs, and interest expense were not allocated to discontinued operations because these costs were not specifically identifiable at the store level. The table below identifies the significant components of income (loss) from discontinued operations for these closed stores for fiscal years 2005, 2004, and 2003, respectively.

	Fiscal Year
	2005	2004	2003
(In thousands)
Net sales	$215,154	$225,820	$231,730
Gross margin	74,109	90,299	95,829
Operating income (loss)	(41,130)	(1,662)	6,617
Income (loss) from discontinued operations, net of tax	$(25,381)	$(1,021)	$4,029

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Discontinued Operations (Continued)

The Company’s results of discontinued operations in fiscal year 2005 include pretax losses in the amount of $41.1 million as the result of the 130 stores reported in discontinued operations in fiscal year 2005, including $43.6 million of exit-related pretax costs incurred primarily in the fourth quarter of fiscal year 2005, the reversal of pretax charges of $0.4 million associated with the KB Toys business and a pretax non-cash impairment charge of $0.7 million and other related charges of $0.3 million associated with the reclassification of the Pittsfield DC as held-for-sale and the related write-down of its carrying value to fair value less selling cost. The table below summarizes the type and amount of charges recorded as a result of the store closures and identifies remaining obligations as of January 28, 2006:

	Write-down of Property, Inventory, and Deferred Rent	Severance and Benefits	Lease Termination Costs	Total
(In thousands)
Charges	$19,600	$3,300	$20,700	$43,600
Payments	—	(1,539)	(2,499)	(4,038)
Non-cash reductions	(19,600)	—	—	(19,600)
Remaining Obligations at January 28, 2006	$—	$1,761	$18,201	$19,962

Asset write-downs include assets used in normal operations of retail stores and include remaining unrecoverable net book values of fixtures, equipment, and signs. The inventory write-downs above are specific to the markdowns associated with the liquidation sales conducted at the closed stores which qualified for discontinued operations accounting treatment. The Company records markdowns throughout the year in the normal course of business. The markdowns associated with the liquidation sales are the only markdowns included in the table above.

Future cash outlays under these store closure obligations are anticipated to be $10.3 million in fiscal year 2006, $5.2 million in fiscal year 2007, $3.1 million in fiscal year 2008, and $1.4 million thereafter.

KB Toys Matters

On January 14, 2004, KB Toys filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. KB Toys acquired the business from the Company pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”). In connection with the KB Toys bankruptcy, the Company incurred charges which have been recognized in the Company’s consolidated statements of operations for fiscal years 2005, 2004, and 2003. The following table summarizes these charges:

	Fiscal Year
	2005	2004	2003
(In thousands)
Continuing Operations
HCC Note — Partial charge-off	$(6,389)	$—	$(9,598)

Discontinued Operations
Lease indemnifications	$430	$(8,623)	$(24,411)
Pittsfield distribution center	(999)	(2,697)	—
Total pretax income (loss) from discontinued operations	$(569)	$(11,320)	$(24,411)

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Discontinued Operations (Continued)

The fiscal year 2005 loss from discontinued operations for the Pittsfield DC is excluded from the above table, and thus treated separately from KB Toys matters in fiscal year 2005 because during fiscal year 2005, the Company obtained title to the Pittsfield DC. As discussed below, the fiscal year 2005 loss from discontinued operations for the Pittsfield DC is due to the asset meeting held-for-sale criteria during fiscal year 2005.

HCC Note — Partial Charge-Off

As partial consideration for the sale of the KB Toys business, the Company received the HCC Note. The Company also received a warrant to acquire up to 2.5% of the common stock of KB Holdings, Inc. for a stated price per share (“KB Warrant”). Upon receipt of the HCC Note in fiscal year 2000, the Company evaluated its fair value and recorded it at an estimated fair value of $13.2 million. During fiscal year 2002 and until KB Toys’ bankruptcy filing, the Company recorded the interest earned and accretion of the discount utilizing the effective interest rate method and provided necessary reserves against such amounts as a result of its evaluations of the carrying value of the HCC Note. For tax purposes, the HCC Note was originally recorded at its face value of $45.0 million, and the Company incurred tax liability on the interest, which was accrued but was not payable. This resulted in the HCC Note having a tax basis that was greater than the carrying value on the Company’s books.

The HCC Note became immediately due and payable at the time of KB Toys’ bankruptcy filing. As a result of the bankruptcy filing, the Company ceased accruing interest on the HCC Note, charged off a portion of the HCC Note to reduce its carrying value to fair market value, and wrote down the full value of the KB Warrant resulting in a pretax charge to continuing operations in fiscal year 2003 in the amount of $9.6 million. In addition, the Company recorded a tax benefit in continuing operations of $20.2 million in fiscal year 2003 reflecting the charge-off of the higher tax basis of the HCC Note. As of January 29, 2005, the $7.3 million carrying amount of the HCC Note was included in the Company’s other assets on the consolidated balance sheet.

Under the KB Toys bankruptcy plan (the “KB Plan”), confirmed by the bankruptcy court on August 18, 2005, the Company expects to receive $0.9 million on its claim for payment of the HCC Note from the bankruptcy trust. As a result, the Company recorded a pretax charge to continuing operations in fiscal year 2005 in the amount of $6.4 million to reduce the carrying value of the HCC Note to $0.9 million. As of January 28, 2006, the $0.9 million carrying amount of the HCC Note was included in the Company’s other assets on the consolidated balance sheet.

Lease Indemnifications

When the Company acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, the Company provided, among other things, an indemnity to CVS with respect to any losses resulting from KB Toys’ failure to pay all monies due and owing under any KB Toys lease or mortgage obligation. While the Company controlled the KB Toys business, the Company provided guarantees with respect to a limited number of additional store leases. As part of the sale of the KB Toys business by the Company, and in accordance with the terms of the KB Stock Purchase Agreement, KB Toys similarly agreed to indemnify the Company with respect to all lease and mortgage obligations. These guarantee and lease obligations are collectively referred to as the “KB Lease Obligations.” In connection with the bankruptcy, KB Toys rejected 226 store leases and two distribution center leases for which the Company believes it may have guarantee or indemnification obligations; however 31 of the rejected store leases expired on or before January 31, 2004 according to the Company’s records. The Company estimated and recorded pretax charges in discontinued operations of $24.4 million with respect to 90 leases rejected by KB Toys in fiscal year 2003 and $8.6 million with respect to 72 leases rejected by KB Toys in fiscal year 2004. In fiscal year 2005, an additional 33 store leases and two distribution center

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Discontinued Operations (Continued)

leases were rejected. During fiscal year 2005, the Company reversed approximately $0.4 million of the KB Toys lease obligation originally providing for professional fees that are no longer expected to be incurred. Based on payments made to landlords of approximately $5.0 million during fiscal year 2005, and the level of demand notices received from landlords requesting payment, the Company believes that the additional rejections in fiscal year 2005 are adequately provided for by the $27.2 million remaining unpaid KB Lease Obligations recorded as of January 28, 2006.

The claims process associated with the KB Toys bankruptcy remains open. As a result of uncertainties associated with the continuance of the bankruptcy claims process, the Company believes it is possible that it will continue to receive demand notices from landlords in fiscal year 2006. The Company is an unsecured creditor of the bankruptcy trust with respect to losses it has incurred in connection with the KB Lease Obligations and is unable to estimate the timing or amount of any recovery it can expect to receive upon resolution of these claims. Accordingly, no recoveries related to the KB Toys bankruptcy have been recorded by the Company. In addition, the typical KB Lease Obligation provides that the terms of the underlying lease may be extended, amended, or modified without the consent of the guarantor. The Company has concluded that its reserve for KB Lease Obligations is adequate at January 28, 2006. Based on the uncertainties related to the KB Lease Obligations, the Company intends to continue to evaluate the adequacy of these reserves as dictated by the facts and circumstances available to the Company at each future reporting period. In the event additional liability arises from future defaults on these leases, any related charge would be to discontinued operations.

At the date of its emergence and as of January 28, 2006, the Company had KB Lease Obligations with respect to approximately 167 remaining KB Toys store leases and KB Toys’ main office building. Because these remaining guarantees were issued prior to January 1, 2003, they are not subject to the fair value recognition provisions of FASB Interpretation No. 45. However, the Company will recognize a liability if a loss in connection with any of the KB Lease Obligations becomes probable and reasonably estimable.

Pittsfield Distribution Center

As a result of the KB Toys bankruptcy, the Company received notice of a default relating to a first mortgage (guaranteed by CVS) on the Pittsfield DC. On November 5, 2004, the Company satisfied its indemnity obligation with respect to the Pittsfield DC at a cost of $8.4 million. The Company recorded a charge to discontinued operations in fiscal year 2004 in the amount of $2.7 million to reflect its best estimate of the difference between the subrogation rights flowing from the indemnification payment and the net realizable value of the Pittsfield DC.

In the fourth quarter of fiscal year 2005, the Company initiated plans to dispose of the Pittsfield DC. The property is available for immediate sale in its present condition and is actively being marketed by a reputable broker. The Company has no intention of using this property in its current operations. As a result, the Pittsfield DC has been classified as held-for-sale, as defined by SFAS No. 144, and accordingly, its carrying value at January 28, 2006 has been adjusted to its estimated fair value less applicable selling costs resulting in a pretax non-cash impairment charge of $0.7 million and other related charges of $0.3 million included in loss from discontinued operations. In order to estimate the fair value of this property, the Company considered, among other things, prior appraisal information, current listing price, current market specific analysis of commercial real estate brokers, and the location of the property. The asset value is included in other current assets on the consolidated balance sheet as of January 28, 2006.

Other KB Toys Matters

In addition to including KB Toys’ indemnity of the Company with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB Toys by the Company and of the

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 — Discontinued Operations (Continued)

Company by KB Toys. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to indemnify KB Toys for tax losses generally related to the periods prior to the Company’s sale of KB Toys. As a result of uncertainties associated with the continuance of the bankruptcy claims process, the Company continues to assess the effect of the KB Toys bankruptcy on such mutual indemnification obligations and has not made any provision for loss contingencies with respect to any non-lease or non-tax related indemnification obligations. As of January 28, 2006, management does not believe that the impact would have a material adverse effect on the Company’s financial condition, results of continuing operations, or liquidity.

During fiscal year 2003, discontinued operations reflect the substantial resolution and closure of tax audit activity, the closing of the statute of limitations, and changes in the expected outcome of tax contingencies related to KB Toys state and local non-income tax matters. As a result of the substantial resolution and closure of these items in fiscal year 2003, the Company reversed previously accrued income taxes of approximately $4.7 million and sales and use taxes of approximately $1.1 million related to KB Toys.

Note 3 — Property and Equipment — Net

Property and equipment — net consists of:

	January 28, 2006	January 29, 2005
(In thousands)
Land and land improvements	$39,882	$39,913
Buildings and leasehold improvements	651,998	649,618
Fixtures and equipment	597,216	609,049
Computer software costs	59,922	55,303
Transportation equipment	21,483	22,741
Construction-in-progress	1,706	10,336
Property and equipment — cost	1,372,207	1,386,960
Less accumulated depreciation and amortization	788,124	738,219
Property and equipment — net	$584,083	$648,741

Depreciation expense included in loss from discontinued operations was $12.2 million, $4.9 million, and $4.7 million for fiscal years 2005, 2004, and 2003, respectively.

In fiscal year 2005, the Company incurred $2.0 million in asset impairment charges, included in selling and administrative expenses on the consolidated statement of operations, for the write-down of long-lived assets of 14 stores. Assets are reviewed for impairment at the store level. Stores with a history of operating losses are reviewed for impairment. The Company compares the net book value of long-lived assets at stores identified by this review, to estimated future cash flows of each specific store in order to determine whether impairment exists. If the assets are not recoverable by the estimated future cash flows, an impairment is recognized to write-down the long-lived assets to fair value.

Note 4 — Long-Term Obligations

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

2004 Credit Agreement fluctuate based on the Company’s debt rating. Loans made under the 2004 Credit Agreement may be prepaid by the Company without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios — a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict the Company’s ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. On October 25, 2005, the Company and the lenders entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the estimated charges related to the store closings discussed in Note 2 to the consolidated financial statements. The Company was in compliance with its amended financial covenants at January 28, 2006.

The 2004 Credit Agreement permits, at the Company’s option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by the Company and the lenders. The weighted average interest rate of the outstanding loans was 5.1% and 3.2% at January 28, 2006, and January 29, 2005, respectively. The Company typically repays and/or borrows on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of the Company’s liquidity position, which is generally affected by: 1) cash inflows such as store cash and other miscellaneous deposits; and 2) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At January 28, 2006, the total borrowings outstanding under the 2004 Credit Agreement were $5.5 million, all in swing loans. At January 29, 2005, the total borrowings outstanding under the 2004 Credit Agreement were $159.2 million, with $129.2 million in revolving credit loans and $30.0 million in swing loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $65.0 million, were $429.5 million at January 28, 2006.

Due to the early repayment of the Senior Notes and the 2001 Credit Agreement, interest expense in the third quarter of fiscal year 2004 included debt prepayment charges of $8.9 million.

Note 5 — Commitments and Contingencies

The Company has purchase obligations for retail merchandise issued in the ordinary course of its business that are valued at $389.5 million, the entirety of which represents obligations due within one year of January 28, 2006. Purchase obligations also include a commitment for future inventory purchases totaling $263.3 million at January 28, 2006. The Company paid $44.0 million, $52.5 million, and $44.2 million related to this commitment during fiscal years 2005, 2004, and 2003, respectively. The Company is not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied.

The Company is involved in legal actions and claims, including various employment-related matters, arising in the ordinary course of its business. The Company currently believes that such actions and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5 — Commitments and Contingencies (Continued)

In November 2004, the Company was served a civil complaint wherein it was alleged that the Company had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. The plaintiffs in both cases are seeking to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for the Company since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the lawsuit. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for the Company as a furniture department manager at any time between November 2, 2001, and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the lawsuit. The Texas case will include furniture department managers only, whereas the Louisiana case will include only assistant store managers. While the original period to opt-in to the lawsuits has passed, the period is expected to be extended for certain individuals based on several factors, the most significant of which is the impact that the hurricanes of 2005 had on mail delivery in certain areas of the Gulf Coast states. Until such time as the opt-in period has fully lapsed, the Company will be unable to determine the number of individuals that will be included in each lawsuit. As of January 28, 2006, approximately 1,100 individuals had joined the Louisiana case, and approximately 300 individuals had joined the Texas case. The Company has the right to file a motion seeking to decertify the classes after discovery has been conducted. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

On October 13, 2005, the Company was served a civil complaint wherein it was alleged that the Company had violated certain California wage and hour laws. This class action lawsuit was filed in the Superior Court of the State of California, County of Ventura. The plaintiff is seeking to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees, and costs. Pending discovery on the plaintiff’s claims, the Company cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in this lawsuit. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company announced on August 20, 2003, that it reached a preliminary agreement to settle two class action lawsuits filed in the Superior Court of San Bernardino County, California, relating to the calculation of earned overtime wages for certain former and current store managers and assistant store managers in that state. Final court approval of the preliminary settlement was received on February 4, 2004. During the fourth quarter of fiscal year 2003, the Company adjusted the total related charge to $5.7 million (net of tax), $0.6 million lower than its original estimate which was recorded during the second quarter of fiscal year 2003.

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

For a discussion of discontinued operations, including KB Toys matters, see Note 2 to the consolidated financial statements.

The Company is self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims (a portion of which is paid by employees), and the Company has purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, employment-related matters, the lawsuits described above, and the liabilities that relate to the KB Toys bankruptcy, the Company has not recorded any additional significant liabilities for other commitments and contingencies.

Note 6 — Income Taxes

The provision (benefit) for income taxes from continuing operations was comprised of the following:

	Fiscal Year
	2005	2004	2003
(in thousands)
Federal — current	$12,512	$9,582	$8,817
State and local — current	(577)	(336)	7,311
Deferred — federal, state and local	(6,746)	4,282	4,705
Income tax provision	$5,189	$13,528	$20,833

The deferred income tax benefit from discontinued operations was $3.7 million for fiscal year 2005 and $5.1 million for fiscal year 2004.

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	Fiscal Year
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	0.6	(1.1)	3.2
Work opportunity tax and other employment tax credits	(5.1)	(2.7)	(1.2)
Expiration of capital loss carryover	47.6	—	—
Valuation allowance	(48.7)	0.9	(12.1)
Reversal of previously accrued federal taxes	(2.8)	—	(6.1)
Charitable donation of appreciated inventory	(2.3)	(1.0)	(0.2)
Other, net	0.5	(1.0)	0.9
Effective income tax rate	24.8%	30.1%	19.5%

The expiration of the capital loss carryover and related reduction in the valuation allowance in 2005 relates to a $9.1 million capital loss that was generated in fiscal year 2000 in connection with the sale of the KB Toys business.

The reduction in the valuation allowance in fiscal year 2003 primarily relates to the reversal of the deferred tax asset associated with the partial charge-off of the HCC Note. The full face value of the HCC Note and

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6 — Income Taxes (Continued)

subsequent interest income was included in the Company’s income tax returns. In fiscal year 2001, the Company believed it would sell the HCC Note to an unrelated third party at an amount equal to the fair value of the HCC Note as reflected on its financial statements. A sale of the HCC Note would have resulted in a capital loss that the Company believed that it could not have utilized. A valuation allowance of approximately $15.0 million was recorded through the end of fiscal year 2002 as an offset to the federal and state deferred tax assets which represented the difference between the Company’s book and tax basis of the HCC Note.

Income tax payments and refunds were as follows:

	Fiscal Year
	2005	2004	2003
(In thousands)
Income taxes paid	$22,227	$23,314	$45,213
Income taxes refunded	(12,166)	(10,183)	(3,692)
Net income taxes paid	$10,061	$13,131	$41,521

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 28, 2006	January 29, 2005
(In thousands)
Deferred tax assets:
Workers’ compensation and other insurance reserves	$33,616	$29,278
Uniform inventory capitalization	25,120	29,904
Depreciation and fixed asset basis differences	17,066	16,583
State tax net operating losses, net of federal tax benefit	14,747	12,843
Accrued rent	13,863	8,151
KB store lease and other discontinued operations contingencies	10,773	13,128
Accrued state taxes	9,831	10,209
Closed store accrual	7,198	164
Capital loss carryover	505	11,045
HCC Note	—	1,666
Valuation allowances	(5,961)	(18,116)
Other	39,247	41,136
Total deferred tax assets	166,005	155,991

Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	31,576	37,520
Prepaid expenses	5,028	4,862
Lease construction reimbursements	10,210	2,733
Other	22,043	24,211
Total deferred tax liabilities	68,857	69,326
Net deferred tax assets	$97,148	$86,665

The reduction in the valuation allowances from fiscal year 2004 to fiscal year 2005 relates primarily to a decrease in the valuation allowances attributable to the expiration of the capital loss carryover and the

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6 — Income Taxes (Continued)

carryover of local tax credits. The valuation allowances shown in the table above include state income tax valuation allowances that are net of the federal tax benefit.

Net deferred tax assets were shown separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	January 28, 2006	January 29, 2005
(In thousands)
Current deferred income taxes	$78,539	$73,845
Noncurrent deferred income taxes	18,609	12,820
Net deferred tax assets	$97,148	$86,665

The Company has established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

The Company has the following income tax loss and credit carryforwards at January 28, 2006 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
Federal:
Net capital loss carryforwards	$505	Expires fiscal years 2008 and 2009
Foreign tax credits	233	Expires fiscal year 2010
State and local:
State net operating loss carryforwards	22,759	Expire fiscal years 2006 through 2024
California enterprise zone credits	1,942	No expiration date
California alternative minimum tax credits	52	No expiration date
Total income tax loss and credit carryforwards	$25,491

The Company’s income taxes payable have been reduced and certain state net operating loss carryforwards increased by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and were not significant for any period presented.

In November 2003, the IRS issued Revenue Ruling 2003-112 which clarified the definition of eligible employees for purposes of the welfare to work and work opportunity tax credits. The Company has filed protective refund claims for fiscal years 1994 through 2002. Because of the contingent nature of these claims, no tax benefit has been recorded for this item.

Throughout fiscal year 2005, the Company settled various state audits and as a result reversed approximately $3.6 million of previously accrued state taxes. Closure of various federal and state income tax statutes during the third and fourth quarters of fiscal year 2005 resulted in a net reversal of approximately $1.2 million in federal and state taxes.

In the first quarter of fiscal year 2004, the Company settled a contingency related to a jobs creation tax credit matter and as a result reversed approximately $1.0 million of previously accrued state taxes. Closure of various state and local income tax contingencies also occurred in the fourth quarter of fiscal year 2004 resulting in a net reversal of approximately $1.8 million of previously accrued state income taxes .

Also, during fiscal year 2004, the Company finalized the audit of Mac Frugal’s • Bargains Close-outs Inc. (“MFI”) consolidated income tax returns for years prior to its acquisition by the Company. MFI was acquired

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6 — Income Taxes (Continued)

by the Company in 1998. These issues were substantially settled with the Appeals Division of the IRS in fiscal year 2003. Also in fiscal year 2003 various state and local income tax examinations were substantially resolved or closed. As a result, in fiscal year 2003 the Company reversed approximately $3.1 million in previously accrued federal and state income taxes relating to continuing operations and approximately $4.7 million relating to discontinued operations.

Years after fiscal year 2001 are open to examination by the IRS. Various states routinely audit the Company and its subsidiaries. The Company believes that it has adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to these years.

Note 7 — Employee Benefit Plans

Pension Benefits

The Company has a qualified defined benefit pension plan (the “Pension Plan”) and a nonqualified supplemental defined benefit pension plan (the “Supplemental Pension Plan”) covering certain employees whose hire date precedes April 1, 1994. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Company maintains the Supplemental Pension Plan for certain highly compensated executives whose benefits were frozen in the Pension Plan in 1996. The Supplemental Pension Plan is designed to pay benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. The Company has no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of the general creditors of the Company.

The investments owned by the Pension Plan are managed with the primary objective of utilizing a balanced approach with equal emphasis on income and capital appreciation. Investment results are compared to the performance metrics on a quarterly basis. Changing market cycles require flexibility in asset allocation to allow movement of capital within the asset classes for purposes of increasing investment return and/or reducing risk. The targeted ranges of asset allocations are:

Equity securities	45–70%
Debt securities	30–55%
Cash equivalents	up to 25%

As permitted by the Company’s investment policy, equity securities may include the Company’s common shares. At December 31, 2005 and 2004, the Pension Plan owned 2,594 shares and 1,793 shares of Big Lots, Inc. common shares, respectively.

Financial futures contracts and financial options contracts can be utilized for purposes of implementing hedging strategies. All assets must have readily ascertainable market value and be easily marketable. There were no futures contracts owned by the Pension Plan at January 28, 2006.

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

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 — Employee Benefit Plans (Continued)

The asset allocations at December 31 by asset category were as follows:

	2005	2004
Equity securities	69.6%	59.9%
Debt securities	26.2	30.0
Cash equivalents	4.2	10.1
Total	100.0%	100.0%

The Company’s funding policy of the Pension Plan is to make annual contributions based on advice from its actuaries and evaluation of its cash position, but not less than the minimum required by applicable regulations. The Company expects no required contributions in fiscal year 2006. Additional discretionary contributions could be made upon further analysis of the Pension Plan during fiscal year 2006. The assets allocated to debt securities of 26.2% at December 31, 2005 were below the low end of the targeted range of 30.0%, primarily due to the impact of a $3.8 million contribution made by the Company in December 2005, and the impact of rising interest rates on the value of the debt securities held by the Pension Plan. The asset managers perform an annual reallocation of assets in order to address situations outside of the targeted guidelines.

The Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following ten fiscal years are as follows:

Fiscal Year
(In thousands)
2006	$4,930
2007	4,976
2008	5,175
2009	5,378
2010	5,690
2011–2015	31,263
Estimated future benefit payments	$57,412

The estimated future benefit payments are based on the same assumptions as those used to measure the Company’s benefit obligations at January 28, 2006.

The components of net periodic pension cost were comprised of the following:

	Fiscal Year
	2005	2004	2003
(In thousands)
Service cost — benefits earned in the period	$3,310	$3,494	$3,125
Interest cost on projected benefit obligation	3,149	3,274	2,971
Expected investment return on plan assets	(4,267)	(3,420)	(2,866)
Amortization of prior service cost	135	135	135
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	1,325	1,508	1,345
Net periodic pension cost	$3,665	$5,004	$4,723

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 — Employee Benefit Plans (Continued)

Weighted-average assumptions used to determine net periodic benefit cost were:

	Fiscal Year
	2005	2004	2003
Discount rate	5.7%	6.1%	6.8%
Rate of increase in compensation levels	4.0%	4.6%	5.1%
Expected long-term rate of return	8.5%	8.5%	9.0%
Measurement date for plan assets and benefit obligations	12/31/04	12/31/03	12/31/02

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at December 31:

	Pension Plan		Supplemental Pension Plan
	2005	2004	2005	2004
(In thousands)
Projected benefit obligation	$51,757	$52,073	$5,001	$5,638
Accumulated benefit obligation	43,468	41,753	4,041	3,799
Fair market value of plan assets	53,217	52,707	—	—

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at December 31:

	2005	2004
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$57,711	$54,154
Service cost	3,310	3,494
Interest cost	3,149	3,274
Benefits paid	(5,791)	(5,256)
Actuarial (gain) loss	(1,621)	2,045
Projected benefit obligation at end of year	$56,758	$57,711

Change in plan assets:
Fair market value at beginning of year	$52,707	$42,601
Actual return on plan assets	2,001	3,592
Employer contribution	4,300	11,770
Benefits paid	(5,791)	(5,256)
Fair market value at end of year	$53,217	$52,707

Over (under) funded	$(3,541)	$(5,004)
Unrecognized actuarial loss	14,949	15,629
Unrecognized transition obligation	106	119
Unrecognized prior service cost	596	731
Net amount recognized	$12,110	$11,475

Prepaid benefit cost	$16,828	$15,938
Accrued benefit cost	(4,718)	(4,463)
Net amount recognized	$12,110	$11,475

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7 — Employee Benefit Plans (Continued)

Weighted-average assumptions used to determine benefit obligations for fiscal years 2005 and 2004 were:

	Fiscal Year
	2005	2004
Discount rate	5.7%	5.7%
Rate of increase in compensation levels	3.5%	4.0%
Measurement date for plan assets and benefit obligations	12/31/05	12/31/04

Savings Plans

The Company has a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. The Company contributes a matching percentage of employee contributions which is invested directly in the Company’s common shares. The Company’s matching contributions are subject to IRS regulations. During the fiscal years 2005, 2004, and 2003, the Company expensed $5.5 million, $5.2 million, and $4.6 million, respectively, for Company matching contributions. In connection with its nonqualified deferred compensation plan, the Company has purchased mutual fund investments of $8.6 million and $8.5 million at January 28, 2006 and January 29, 2005, respectively, which are recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The Company has recorded treasury stock of $2.5 million at January 28, 2006 and January 29, 2005, in connection with the nonqualified deferred compensation plan.

Note 8 — Leases

Leased property consists primarily of the Company’s retail stores and certain warehouse space. Many of the store leases provide that the Company pay for real estate taxes, CAM, and property insurance. Certain leases provide for contingent rents or may have rent escalations. In addition, many leases provide options to extend the original terms for an additional one to fifteen years.

Total retail store and warehouse lease expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases of stores, warehouses, and offices consisted of the following:

	Fiscal Year
	2005	2004	2003
(In thousands)
Minimum leases	$240,656	$224,124	$201,286
Contingent leases	1,159	894	474
Total retail store and warehouse lease expense	$241,815	$225,018	$201,760

Lease expense for operating leases associated with the 130 closed stores included in loss from discontinued operations was $15.2 million, $16.8 million, and $15.8 million for 2005, 2004, and 2003, respectively.

Lease related income (expense) for the KB Toys business included in loss from discontinued operations was $0.4 million, $(8.6) million and $(24.4) million for fiscal years 2005, 2004, and 2003, respectively. This lease expense was related to KB Toys leases guaranteed by the Company which were rejected during the KB Toys bankruptcy.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8 — Leases (Continued)

Future minimum commitments for store and warehouse operating leases, excluding closed store leases and excluding real estate taxes, CAM, and property insurance, at January 28, 2006, were as follows:

Fiscal Year
(In thousands)
2006	$186,999
2007	164,750
2008	140,572
2009	109,001
2010	75,777
Thereafter	128,971
Total store and warehouse operating leases	$806,070

Note 9 — Shareholders’ Equity

Earnings per Share

There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at January 28, 2006, which were excluded from the computation of earnings per share.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	Fiscal Year
	2005	2004	2003
(In thousands)
Weighted-average common shares outstanding:
Basic	113,240	114,281	116,757
Dilutive effect of stock options and restricted shares	437	520	496
Diluted	113,677	114,801	117,253

The dilutive effect of stock options excludes the incremental effect related to outstanding stock options with an exercise price in excess of the common shares weighted-average market price because their impact is antidilutive. At the end of fiscal years 2005, 2004, and 2003, stock options outstanding with an exercise price greater than the weighted-average market price were 5.0 million, 5.1 million, and 6.5 million, respectively.

On February 22, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions with such purchases to be completed within one year of the announcement. Common shares acquired through the repurchase program will be available for general corporate purposes.

In May 2004, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common shares. Pursuant to this authorization, the Company purchased 5.4 million common shares having an aggregate cost of $75.0 million with an average price paid per share of $13.82. The repurchased common shares were placed into treasury and are used for general corporate purposes including the issuance of shares for employee benefits, the exercise of stock options, and the issuance of restricted shares.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10 — Stock Plans

Stock Option Plans

In May 2005, the shareholders of the Company approved the Big Lots 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan replaced the Big Lots, Inc. 1996 Performance Incentive Plan, as amended (the “1996 Incentive Plan”). Beginning January 1, 2006, equity awards will be issued under the 2005 Incentive Plan.

The 1996 Incentive Plan and 2005 Incentive Plan authorize the issuance of incentive and nonqualified stock options, restricted stock, performance units, and stock appreciation rights. The Company has not issued performance units or stock appreciation rights. As a result of its expiration, there are no common shares available for issuance under the 1996 Incentive Plan at January 28, 2006. The number of common shares available for issuance under the 2005 Incentive Plan consists of 1) an initial allocation of 1,250,000 common shares, 2) 2,001,142 common shares, the number of common shares that were available under the 1996 Incentive Plan upon its expiration, and 3) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of the Company’s fiscal years during which the 2005 Incentive Plan is in effect. The Compensation Committee of the Board of Directors (“Committee”), which is charged with administering the 2005 Incentive Plan, determines the term of each award. Options granted to employees generally expire on the lesser of: 1) the term set by the Committee, which has historically been 7 to 10 years from the grant date; 2) one year following death or disability; or 3) three months following termination. Stock options granted under the 1996 Incentive Plan and 2005 Incentive Plan may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value of the underlying common shares on the date of award. Unless there is a change in control of the Company, the options generally vest ratably over a four-year or five-year period. See below for a discussion of the acceleration of vesting for certain options which occurred in the fourth quarter of fiscal year 2005. Upon a change in control of the Company, all awards outstanding automatically vest.

The Company maintains the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The number of common shares initially available for issuance under the Director Stock Option Plan was 781,250 shares. The Director Stock Option Plan is administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercises any discretion in administration of the Director Stock Option Plan. Grants are made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of the Company’s common shares which become fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Options granted to non-employee directors expire on the lesser of: 1) 10 years plus one month; or 2) one year following death or disability; or 3) at the end of the trading window immediately following termination.

On November 21, 2005, the Company announced that the Compensation Committee, after discussion with the Board of Directors, approved accelerating the vesting of stock options representing approximately 3.8 million of the Company’s shares awarded on or before February 21, 2005, under the 1996 Incentive Plan and the Director Stock Option Plan. The Committee did not, however, accelerate the vesting of stock options granted after February 21, 2005, including those granted to the Company’s current Chief Executive Officer, Steven S. Fishman, or the vesting of stock options granted to the Company’s former Chief Executive Officer, Michael J. Potter. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006. The Company also believes this action will have a positive effect on associate morale and retention. This action resulted in an insignificant amount of expense recorded in the fourth quarter of fiscal year 2005 for the impact of the shares estimated to be modified and is expected to

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10 — Stock Plans (Continued)

enable the Company to eliminate pretax expense of approximately $11.7 million over the five year period during which the stock options would have vested, subject to the impact of additional adjustments related to cancelled stock options. The acceleration resulted in additional proforma stock-based employee compensation expense in fiscal year 2005 as disclosed in Note 1. The Company also believes this action will have a positive effect on employee morale and retention. Additionally, the Committee imposed a holding period that requires all directors, executive vice presidents, and senior vice presidents (including the Company’s named executive officers other than Messrs. Fishman and Potter whose stock options were not accelerated) to refrain from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director or officer’s death, permanent and total disability, or termination of employment.

As required by the disclosure provisions of SFAS No. 123, the Company estimates the fair value of stock options in order to present the proforma net income and earnings per share as if the fair value method of accounting for options had been adopted. For purposes of this disclosure, the Company used a binomial model to determine the fair value of all options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model and, therefore, the binomial model provides a more accurate estimate of fair value. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. In addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions used in the option pricing models for each of the respective periods were as follows:

	Fiscal Year
	2005	2004	2003
Weighted-average fair value of options granted	$4.74	$5.48	$5.49
Risk-free interest rates	3.9%	3.1%	3.0%
Expected life (years)	5.5	5.2	4.8
Expected volatility	42.4%	39.0%	58.0%
Expected annual forfeiture	3.0%	3.0%	0.0%

The following table summarizes information about the Company’s stock option plans at January 28, 2006:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$ 7.79	$11.50	2,469,529	6.3	$10.96	1,741,529	$10.90
$11.51	$11.75	2,417,850	7.1	11.66	2,321,850	11.66
$11.76	$13.50	1,982,630	5.5	12.28	1,699,630	12.31
$13.51	$16.50	2,537,280	7.0	15.18	2,257,280	15.20
$16.51	$43.38	1,283,456	2.3	28.90	1,283,456	28.90
		10,690,745	6.0	$14.52	9,303,745	$14.87

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10 — Stock Plans (Continued)

Changes in the status of outstanding options were as follows:

	Options	Price (a)
Outstanding at February 1, 2003	9,405,093	$15.56
Granted	2,285,400	11.37
Exercised	(327,675)	11.27
Forfeited	(637,902)	16.69
Outstanding at January 31, 2004	10,724,916	14.73
Granted	2,718,800	14.77
Exercised	(1,050,787)	11.42
Forfeited	(1,783,429)	15.31
Outstanding at January 29, 2005	10,609,500	14.97
Granted	2,081,800	11.52
Exercised	(600,021)	11.69
Forfeited	(1,400,534)	14.76
Outstanding at January 28, 2006	10,690,745	$14.52

(a)	Weighted-average per share exercise price.

During fiscal year 2005, the Company granted 100,000 restricted common shares with a closing market price of $11.25. These restricted shares vest in thirds upon the attainment of mutually agreed common share price targets and fully after five years of service or upon the change in control of the Company.

During fiscal year 2004, the Company granted 172,000 restricted common shares with a closing market price of $10.85. These restricted shares vest equally over three years. During fiscal year 2005, 53,998 of the restricted shares granted in fiscal year 2004 vested and 10,000 of the restricted shares granted in fiscal year 2004 were forfeited. The restricted share grants were made in accordance with the 1996 Incentive Plan. The restricted shares granted during fiscal year 2004 will fully vest if the employee is involuntarily terminated without cause or upon change in control of the Company. The 2004 restricted share grants will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is terminated for cause.

The fair value of the restricted shares as measured at the grant date is amortized on a straight-line basis to selling and administrative expense over the vesting period. The unamortized portion of the restricted shares expense is included as a separate component of shareholders’ equity.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11 — Business Segment Data

The following data is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

	Fiscal Year
	2005	2004	2003
(In thousands)
Consumables	$1,275,851	$1,247,207	$1,196,414
Home	1,333,602	1,153,297	1,046,617
Seasonal and toys	830,526	814,661	819,004
Other	989,926	934,087	880,618
Net sales	$4,429,905	$4,149,252	$3,942,653

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

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12 — Selected Quarterly Financial Data (Unaudited)

The selected quarterly financial data does not agree to previous quarterly reports issued by the Company as a result of the 130 stores reported in discontinued operations and closed by the Company in the fourth quarter of fiscal year 2005. Summarized quarterly financial data for fiscal years 2005 and 2004 was as follows:

Fiscal Year 2005	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,043,084	$1,000,511	$991,408	$1,394,902	$4,429,905
Gross margin	425,658	401,362	387,623	517,023	1,731,666
Income (loss) from continuing operations	7,266	(12,945)	(16,249)	37,653	15,725
Income (loss) from discontinued operations	534	(807)	(2,539)	(23,001)	(25,813)
Net income (loss)	7,800	(13,752)	(18,788)	14,652	(10,088)
Income (loss) per common share — basic:
Continuing operations	0.06	(0.11)	(0.14)	0.33	0.14
Discontinued operations	0.01	(0.01)	(0.03)	(0.20)	(0.23)
	0.07	(0.12)	(0.17)	0.13	(0.09)
Income (loss) per common share — diluted:
Continuing operations	0.06	(0.11)	(0.14)	0.33	0.14
Discontinued operations	0.01	(0.01)	(0.03)	(0.20)	(0.23)
	$0.07	$(0.12)	$(0.17)	$0.13	$(0.09)

Fiscal Year 2004	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$962,749	$942,487	$929,928	$1,314,088	$4,149,252
Gross margin	396,955	384,800	376,038	529,345	1,687,138
Income (loss) from continuing operations	5,811	(7,063)	(24,018)	56,702	31,432
Income (loss) from discontinued operations	540	(668)	(8,045)	504	(7,669)
Net income (loss)	6,351	(7,731)	(32,063)	57,206	23,763
Income (loss) per common share — basic:
Continuing operations	0.05	(0.06)	(0.21)	0.50	0.28
Discontinued operations	—	(0.01)	(0.08)	0.01	(0.07)
	0.05	(0.07)	(0.29)	0.51	0.21
Income (loss) per common share — diluted:
Continuing operations	0.05	(0.06)	(0.21)	0.50	0.27
Discontinued operations	—	(0.01)	(0.08)	0.01	(0.06)
	$0.05	$(0.07)	$(0.29)	$0.51	$0.21

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control system as of January 28, 2006. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting, in all material respects, as of January 28, 2006.

The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions “Governance of the Company” and “Stock Ownership” in the 2006 Proxy Statement, with respect to directors, the code of ethics, the Audit Committee, the audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Governance of the Company — Director Compensation,” “Compensation Committee Report on Executive Compensation,” and “Executive Compensation” in the 2006 Proxy Statement, with respect to director and executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The information contained under the captions “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership — Ownership of Company Stock by Certain Beneficial Owners and Management” in the 2006 Proxy Statement, with respect to securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

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

Consistent with the policy, all audit and non-audit services rendered by the Company’s independent auditors in fiscal year 2005, including the related fees, were pre-approved by the Audit Committee.

Audit and Non-Audit Fees

The fees incurred by the Company for the professional services rendered by Deloitte & Touche LLP, the Company’s independent auditor, during the two most recently completed fiscal years were as follows:

	Fiscal Year
	2005	2004
(In thousands)
Audit fees	$1,627	$1,367
Audit-related fees (a)	109	120
Tax fees (b)	25	114
All other fees	—	—
Total fees	$1,761	$1,601

(a)	Principally audits of employee benefit plans and accounting consultation.

(b)	Principally tax planning and tax compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(a)	Documents filed as part of this report:

		Page
(1)	Financial Statements
	Reports of Independent Registered Public Accounting Firm	31
	Consolidated Statements of Operations	33
	Consolidated Balance Sheets	34
	Consolidated Statements of Shareholders’ Equity	35
	Consolidated Statements of Cash Flows	36
	Notes to Consolidated Financial Statements	37

(2)	Financial Statement Schedule

Schedule	Description
II	Valuation and Qualifying Accounts	67

All other financial statements and schedules not listed in the preceding index are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the consolidated financial statements or Notes thereto.

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Year	Charged to Cost and Expense		Charged to Other Accounts		Deductions		End of Year
(In thousands)
Inventory Valuation Allowance
Fiscal year ended January 28, 2006	$776	672		—		275		$1,173	(a)
Fiscal year ended January 29, 2005	$2,651	243		1,500	(b)	618		$776	(a)
Fiscal year ended January 31, 2004	$2,879	268		—		496		$2,651	(c)

Closed Store Liabilities
Fiscal year ended January 28, 2006	$—	43,600	(d)	—		23,638	(e)	$19,962	(f)

(a)	Consists of markdowns of aged goods.

(b)	Certain amounts were reclassified to other balance sheet accounts during the fiscal year ended January 29, 2005.

(c)	Consists of reserve for merchandise returns and markdowns of aged goods.

(d)	Includes charges for the write-down of property, inventory and deferred rent, severance and benefits, and contract termination cost.

(e)	Includes non-cash reductions for the write-down of property, inventory, and deferred rent, and cash payments for severance and benefits and contract termination costs.

(f)	Consists of the remaining liability for severance and benefits and contract termination costs related to closed stores.

(3)	Exhibits. Exhibits marked with an asterisk (*) are filed herein. Copies of exhibits will be furnished upon written request and payment of the Company’s reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended May 5, 2001).
3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended May 5, 2001).
3.2	Code of Regulations of the Company (incorporated herein by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended May 5, 2001).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended February 2, 2002).
10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8).
10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 17, 2005).
10.3
Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 9, 2004).

10.4	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated January 6, 2005).
10.5	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2005).
10.6	Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 17, 2005).
10.7
Form of Non-Qualified Stock Option Award Agreement under the Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated February 21, 2006).

10.8	Form of Restricted Stock Award Agreement under the Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated February 21, 2006).
10.9	Big Lots, Inc. Executive Stock Option and Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10 to the Company’s Post-Effective Amendment No. 3 to Form S-8).
10.10	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8).
10.11	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10(d) to the Company’s Form 10-Q for the quarter ended August 3, 2002).
10.12
Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 9, 2004).

10.13	The 1998 Big Lots, Inc. Key Associate Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10(l) to the Company’s Form 10-K for the year ended February 2, 2002).

Exhibit No.	Document
10.14	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended January 29, 2005).
10.15	Big Lots, Inc. Supplemental Savings Plan (incorporated herein by reference to Exhibit 10(c) to the Company’s Form 10-K for the year ended January 31, 2004).
10.16	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 29, 2005).
10.17	Big Lots, Inc. Supplemental Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10(u) to the Company’s Form 10-K for the year ended January 31, 2004).
10.18	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended January 31, 2004).
10.19	Big Lots, Inc. Director Compensation Package (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated January 27, 2005).
10.20	Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2005).
10.21	First Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 21, 2006).
10.22	Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended November 1, 2003).
10.23	Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10(s) to the Company’s Form 10-K for the year ended January 31, 2004).
10.24	Employment Agreement with Donald A. Mierzwa (incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the year ended January 31, 2004).
10.25	Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended April 30, 2005).
10.26	Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 30, 2005).
10.27	Employment Agreement with Kent Larsson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 17, 2005).
10.28	Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2005).
10.29	Employment Agreement with Michael J. Potter (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 6, 2005).
10.30	First Amendment to Employment Agreement with Michael J. Potter (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 6, 2005).
10.31	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the year ended January 30, 1999).
10.32	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10(s) to the Company’s Form 10-K for the year ended January 30, 1999).
10.33	Form of Retention Package Memorandum (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 6, 2005).
10.34
Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 29, 2004).

10.35
First Amendment to Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 25, 2005).

Exhibit No.	Document
10.36	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 29, 2004).
10.37
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended October 28, 2000).

21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney for Sheldon M. Berman (incorporated herein by reference to Exhibit 24.1 to the Company’s Form 10-K for the year ended January 29, 2005).
24.2	Power of Attorney for David T. Kollat (incorporated herein by reference to Exhibit 24.2 to the Company’s Form 10-K for the year ended January 29, 2005).
24.3	Power of Attorney for Brenda J. Lauderback (incorporated herein by reference to Exhibit 24.3 to the Company’s Form 10-K for the year ended January 29, 2005).
24.4	Power of Attorney for Philip E. Mallott (incorporated herein by reference to Exhibit 24.4 to the Company’s Form 10-K for the year ended January 29, 2005).
24.5	Power of Attorney for Ned Mansour (incorporated herein by reference to Exhibit 24.5 to the Company’s Form 10-K for the year ended January 29, 2005).
24.6	Power of Attorney for Russell Solt (incorporated herein by reference to Exhibit 24.7 to the Company’s Form 10-K for the year ended January 29, 2005).
24.7	Power of Attorney for James R. Tener (incorporated herein by reference to Exhibit 24.8 to the Company’s Form 10-K for the year ended January 29, 2005).
24.8	Power of Attorney for Dennis B. Tishkoff (incorporated herein by reference to Exhibit 24.9 to the Company’s Form 10-K for the year ended January 29, 2005).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April 2006.

BIG LOTS, INC.

By:	/s/ Steven S. Fishman Steven S. Fishman Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of April 2006.

/s/ Steven S. Fishman Steven S. Fishman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	/s/ Joe R. Cooper Joe R. Cooper Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Sheldon M. Berman* Sheldon M. Berman Director	/s/ Ned Mansour* Ned Mansour Director

/s/ David T. Kollat* David T. Kollat Director	/s/ Russell Solt* Russell Solt Director

/s/ Brenda J. Lauderback* Brenda J. Lauderback Director	/s/ James R. Tener* James R. Tener Director

/s/ Philip E. Mallott* Philip E. Mallott Director	/s/ Dennis B. Tishkoff* Dennis B. Tishkoff Director

*	The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney-in-fact, pursuant to the powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission, all in the capacities indicated and on the 13th day of April, 2006.

By: /s/ Charles W. Haubiel II Charles W. Haubiel II Attorney-in-Fact