Form 10-Q
period 2006-04-29
BIG LOTS INC
filed 2006-06-07
CIK 768835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of June 2, 2006, was 114,006,911.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 29, 2006

Part I. Financial Information
Item 1. Financial Statements
BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended

	April 29, 2006	April 30, 2005

Net sales	$1,091,622	$1,043,084
Cost of sales	653,300	617,426

Gross margin	438,322	425,658
Selling and administrative expenses	392,389	387,306
Depreciation expense	24,653	25,837

Operating profit	21,280	12,515
Interest expense	90	1,174
Interest income	(394)	(31)

Income from continuing operations before income taxes	21,584	11,372
Income tax expense	7,080	4,106

Income from continuing operations	14,504	7,266
Income (loss) from discontinued operations, net of tax benefit (expense) of $506 and $(331), respectively	(791)	534

Net income	$13,713	$7,800

Income (loss) per common share — basic
Continuing operations	$0.13	$0.06
Discontinued operations	(0.01)	0.01

	$0.12	$0.07

Income (loss) per common share — diluted
Continuing operations	$0.13	$0.06
Discontinued operations	(0.01)	0.01

	$0.12	$0.07

Weighted-average common shares outstanding:
Basic	113,014	112,969
Dilutive effect of share-based awards	1,494	374

Diluted	114,508	113,343

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)	January 28,
	April 29, 2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$74,541	$1,710
Inventories	805,604	836,092
Deferred income taxes	76,824	78,539
Other current assets	62,971	77,413

Total current assets	1,019,940	993,754

Property and equipment — net	563,661	584,083
Deferred income taxes	23,813	18,609
Other assets	29,218	29,051

Total assets	$1,636,632	$1,625,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,768	$169,952
Property, payroll, and other taxes	107,788	106,858
Accrued operating expenses	58,084	60,270
Insurance reserves	47,212	46,474
KB lease obligation	27,163	27,205
Accrued salaries and wages	22,248	25,171
Other current liabilities	11,687	593

Total current liabilities	458,950	436,523

Long-term obligations	—	5,500
Deferred rent	40,809	42,288
Insurance reserves	44,436	42,037
Other liabilities	19,815	20,425

Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 112,714 shares and 113,932 shares, respectively	1,175	1,175
Treasury shares — 4,781 shares and 3,563 shares, respectively, at cost	(63,917)	(48,294)
Additional paid-in capital	464,371	468,563
Retained earnings	670,993	657,280

Total shareholders’ equity	1,072,622	1,078,724

Total liabilities and shareholders’ equity	$1,636,632	$1,625,497

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

					Additional
	Common		Treasury		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance — January 29, 2005	112,780	$1,175	4,715	$(64,029)	$470,976	$667,368	$1,075,490
Net income	—	—	—	—	—	7,800	7,800
Exercise of stock options	64	—	(64)	892	(158)	—	734
Tax benefit for exercise of stock options	—	—	—	—	21	—	21
Treasury shares used for matching contributions to savings plan	447	—	(447)	6,213	(1,041)	—	5,172
Treasury shares used for deferred compensation plan	3	—	(3)	139	—	—	139
Share-based employee compensation expense	—	—	—	—	155	—	155

Balance — April 30, 2005	113,294	1,175	4,201	(56,785)	469,953	675,168	1,089,511
Net loss	—	—	—	—	—	(17,888)	(17,888)
Exercise of stock options	536	—	(536)	7,400	(1,117)	—	6,283
Tax benefit for exercise of stock options	—	—	—	—	248	—	248
Treasury shares used for matching contributions to savings plan	—	—	—	(40)	40	—	—
Treasury shares used for deferred compensation plan	12	—	(12)	(113)	(41)	—	(154)
Restricted stock awarded, net of forfeitures	90	—	(90)	1,244	(1,244)	—	—
Share-based employee compensation expense	—	—	—	—	724	—	724

Balance — January 28, 2006	113,932	1,175	3,563	(48,294)	468,563	657,280	1,078,724
Net income	—	—	—	—	—	13,713	13,713
Purchases of common shares	(2,359)	—	2,359	(31,314)	—	—	(31,314)
Exercise of stock options	445	—	(445)	6,083	(881)	—	5,202
Tax benefit from share-based awards	—	—	—	—	367	—	367
Treasury shares used for matching contributions to savings plan	404	—	(404)	5,589	(415)	—	5,174
Treasury shares used for deferred compensation plan	5	—	(5)	77	(19)	—	58
Restricted stock awarded, net of forfeitures	287	—	(287)	3,942	(3,942)	—	—
Share-based employee compensation expense	—	—	—	—	698	—	698

Balance — April 29, 2006	112,714	$1,175	4,781	$(63,917)	$464,371	$670,993	$1,072,622

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Operating activities:
Net income	$13,713	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,281	25,492
Deferred income taxes	(3,489)	(7,115)
Loss (gain) on disposition of equipment	509	(8)
Employee benefits paid with common shares	5,174	5,172
Non-cash share-based compensation expense	698	155
Other	—	21
Change in assets and liabilities:
Inventories	30,488	(2,014)
Other current assets	14,442	(355)
Other assets	(243)	1,546
Accounts payable	14,816	25,660
Other current liabilities	11,094	9,693
Accrued operating expenses	(2,352)	3,604
Other liabilities	1,803	5,473

Net cash provided by operating activities	109,934	75,124

Investing activities:
Capital expenditures	(6,036)	(15,310)
Cash proceeds from sale of equipment	154	77
Other	(34)	(41)

Net cash used in investing activities	(5,916)	(15,274)

Financing activities:
Proceeds from long-term obligations	14,600	529,300
Payment of long-term obligations	(20,100)	(581,600)
Proceeds from the exercise of stock options	5,202	734
Excess tax benefit from share-based awards	367	—
Payment for treasury shares acquired	(31,314)	—
Treasury shares used for deferred compensation plan	58	139
Deferred bank fees paid	—	1

Net cash used in financing activities	(31,187)	(51,426)

Increase in cash and cash equivalents	72,831	8,424
Cash and cash equivalents:
Beginning of period	1,710	2,521

End of period	$74,541	$10,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$29	$1,223
Cash paid for income taxes (excluding impact of refunds)	$3	$570
The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Big Lots, Inc. and subsidiaries (the “Company”) is the nation’s largest broadline closeout retailer operating 1,401 stores in 47 states. The Company manages its business on the basis of one segment: broadline closeout retailing. The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit realized in the fourth fiscal quarter. The Company makes available, free of charge, through its web site (www.biglots.com) under the “Investor Relations—Financial Information—SEC Filings” caption, its filings with the Securities and Exchange Commission (“SEC”). The contents of the Company’s web site are not part of this report.
The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 filed with the SEC (the “Annual Report on Form 10-K”).
Selling and Administrative Expenses
The Company includes store expenses (such as payroll and occupancy costs), outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales. Outbound distribution and transportation costs included in selling and administrative expenses were $57.9 million and $56.5 million for the first quarter of fiscal years 2006 and 2005, respectively.
Advertising
Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $21.2 million and $23.0 million for the first quarter of fiscal years 2006 and 2005, respectively.
Reclassification
Prior period amounts have been reclassified to conform to current period presentation, including the reclassification of amounts payable and accrued for inbound merchandise-related freight to accounts payable from accrued operating expenses on the consolidated balance sheet for all periods presented. The reclassification did not impact the Company’s previously reported net income, total assets, current liabilities and shareholders’ equity, or net cash provided by (used in) operating activities, investing activities, or financing activities in the accompanying consolidated financial statements.
Fiscal Period
The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. The fiscal quarters ended April 29, 2006 and April 30, 2005 were both comprised of thirteen weeks.
NOTE 2 — SHARE-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS

No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123(R) on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date, but does not require restatement of previous years’ financial statements. As of the effective date, the Company eliminated its balance of Unearned Compensation, which represented unrecognized compensation cost for restricted stock awards, and reclassified it to Additional Paid-In Capital, in accordance with the modified prospective method. The Company made a one-time election to adopt the transition method related to accounting for the tax effects of share-based awards as described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Additionally, SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow.
The Company uses a binomial model to estimate the fair value of stock options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility was based in part on historical and current implied volatilities from traded options on the Company’s common shares. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The dividend yield on the Company’s common shares is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. The expected life was determined from the binomial model. The model incorporated exercise and post-vesting forfeiture assumptions based on analysis of historical data. The assumptions used in the option pricing model for each of the respective periods were as follows:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Weighted-average fair value of options granted	$5.28	$4.60
Risk-free interest rate	4.6%	3.8%
Expected life (years)	4.6	5.3
Expected volatility	42.5%	41.8%
Expected annual forfeiture rate	3.0%	3.0%

In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of stock options representing approximately 3.8 million of the Company’s common shares awarded on or before February 21, 2005, under the Big Lots, Inc. 1996 Performance Incentive Plan and the Big Lots Director Stock Option Plan. Stock options awarded to the Company’s current and former Chief Executive Officers were not accelerated. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in periods following the adoption of SFAS No. 123(R). The Company also believes this action will have a positive effect on associate morale and retention. This action resulted in an insignificant amount of expense recorded in the fourth quarter of fiscal year 2005 for the impact of the shares estimated to be modified and is expected to enable the Company to eliminate pretax expense of approximately $11.7 million over the remaining period during which the stock options would have vested, subject to the impact of additional adjustments related to cancelled stock options. Additionally, a holding period was imposed that requires all directors, executive vice presidents, and senior vice presidents to refrain from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director’s or officer’s death, permanent and total disability, or termination of employment.
The impact of adopting SFAS No. 123(R) for the fiscal quarter ended April 29, 2006 was a $0.7 million, pretax, increase in selling and administrative expenses (with an immaterial impact on earnings per share) due to recognizing expense on share-based awards. Because of the accelerated vesting of stock options in the fourth quarter of fiscal year 2005, the expense for the quarter ended April 29, 2006 is less than what would have been recognized without such acceleration. The total unearned compensation cost related to share-based awards outstanding at April 29, 2006 was approximately $12.2 million. This compensation cost is expected to be recognized through March 2010 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 3.8 years from April 29, 2006.

A summary of the stock option activity for the thirteen weeks ended April 29, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(000’s)

Outstanding stock options at January 28, 2006	10,690,745	$14.52

Granted	1,011,900	12.67
Exercised	(445,189)	11.68
Forfeited	(326,275)	14.57

Outstanding stock options at April 29, 2006	10,931,181	$14.46	5.98	$19,905

Exercisable at April 29, 2006	8,812,281	$14.97	5.74	$15,327

Stock options granted to employees generally expire on the lesser of: 1) the term set by the Compensation Committee of the Board of Directors, which has historically been seven to ten years from the grant date; 2) one year following death or disability; or 3) three months following termination. Stock options granted may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value of the underlying common shares on the date of award. Unless there is a change in control of the Company, the stock options generally vest ratably over a four-year or five-year period. Upon a change in control of the Company, all awards outstanding automatically vest.
Stock option grants are made annually to non-employee directors, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of the Company’s common shares which become fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Options granted to non-employee directors expire on the lesser of: 1) 10 years plus one month; or 2) one year following death or disability; or 3) at the end of the trading window immediately following termination.
During the first quarter of fiscal year 2006, the Company granted approximately 1.0 million stock options that vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years. The Company values and expenses awards with graded vesting as a single award with an average estimated life over the entire award. The expense is recorded straight-line over the vesting period.
The following table summarizes information about the Company’s stock options granted by the Company and outstanding at April 29, 2006:

Range of Prices		Options Outstanding			Options Exercisable
Greater	Less Than	Options	Weighted-Average	Weighted-Average	Options	Weighted-Average
Than	or Equal	Outstanding	Remaining Life (Years)	Exercise Price	Exercisable	Exercise Price

$7.79	$11.25	2,274,580	6.1	$10.95	1,621,180	$10.88
$11.26	$11.74	2,283,900	6.8	11.66	2,251,100	11.66
$11.75	$12.66	2,312,720	6.6	12.28	1,131,020	12.00
$12.67	$15.05	2,316,040	7.3	14.62	2,065,040	14.61
$15.06	$43.38	1,743,941	2.2	25.39	1,743,941	25.39

		10,931,181	6.0	$14.46	8,812,281	$14.97

A summary of the restricted stock activity for the thirteen weeks ended April 29, 2006 is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested restricted stock at January 28, 2006	208,002	$11.04

Granted	287,100	12.80
Vested	—	—
Forfeited	—	—

Nonvested restricted stock at April 29, 2006	495,102	$12.06

During the first quarter of fiscal year 2006, the Company granted 287,100 performance-based restricted common shares. If the Company meets a threshold financial performance target and the grantee remains employed by the Company, the restricted common shares will vest at the start of the Company’s first trading window five years after the granting of the award. If the Company meets a higher financial performance target and the grantee remains employed by the Company, the restricted common shares will vest at the start of the Company’s first trading window after the Company files its Form 10-K with the SEC for the year in which the higher target is met. Compensation expense for the performance-based restricted common shares is recorded over the five year period based on the assumed achievement of the performance criteria.
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
During the thirteen weeks ended April 29, 2006 and April 30, 2005, the following activity occurred under the Company’s share-based compensation plans:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
(In thousands)
Total intrinsic value of stock options exercised	971	52
Total fair value of restricted stock vested	—	—

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with APB No. 25, Accounting for Stock Issued to Employees. The following table presents net income and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the quarter ended April 30, 2005:

April 30, 2005
(In thousands, except per share amounts)
Net income:
As reported	$7,800
Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(867)

Pro forma net income	$6,933

Income per common share — basic:
As reported	$0.07
Pro forma	$0.06

Income per common share — diluted:
As reported	$0.07
Pro forma	$0.06

NOTE 3 — DISCONTINUED OPERATIONS
The Company’s discontinued operations for the first quarter of fiscal years 2006 and 2005 were comprised of the following:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
(In thousands)
Closed stores	$(1,886)	$865
KB Toys matters	721	—
Pittsfield distribution center	(132)	—

Total pretax income (loss)	$(1,297)	$865

Closed Stores
During fiscal year 2005, the Company closed 174 stores, of which 130 stores met the criteria for discontinued operations reporting. As such, the results specifically identifiable with respect to these 130 stores were classified as discontinued operations for all periods presented. The table below identifies the significant components of income (loss) from discontinued operations for the 130 closed stores for the first quarter of fiscal years 2006 and 2005.

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
(In thousands)
Net sales	$—	$56,006
Gross margin	—	23,011
Operating income (loss)	(1,886)	865
Income (loss) from discontinued operations, net of tax	$(1,149)	$534

The costs incurred in the first quarter of fiscal year 2006 represent costs to exit these properties as well as continuing costs associated with approximately 40 closed stores with remaining lease terms.
At the end of fiscal year 2005, the Company had $20.0 million of remaining obligations associated with these 130 closed stores recorded on its books for severance, benefits, and lease termination costs. During the first quarter of fiscal year 2006, the Company paid approximately $5.2 million to settle a portion of these remaining obligations and recorded accretion of $0.2 million on the lease liability, which was originally recorded at a discount.
KB Toys Matters
In the first quarter of fiscal year 2006, the Company recorded $0.7 million in income in discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business. The Company sold the KB Toys business to KB Acquisition Corporation in December 2000, but the Company has certain continuing indemnification and guarantee obligations with respect to the KB Toys business. See Note 2 to the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for a complete discussion of matters concerning the KB Toys business.
Pittsfield Distribution Center
In the first quarter of fiscal year 2006, the Company recorded a $0.1 million charge in discontinued operations to reflect the costs incurred related to the Pittsfield distribution center, which is classified as held-for-sale.
NOTE 4 — INCOME TAXES
The effective income tax rate for the thirteen weeks ended April 29, 2006 for income from continuing operations was 32.8%. The income tax rate was lower than the statutory tax rate primarily due to a reduction in expense due to a net release of an income tax loss contingency related to the settlement/closure of certain tax matters.

NOTE 5 — EMPLOYEE BENEFIT PLANS
The Company sponsors a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.
The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
(In thousands)
Service cost — benefits earned in the period	$749	$828
Interest cost on projected benefit obligation	791	787
Expected investment return on plan assets	(1,079)	(1,067)
Amortization of actuarial loss	352	331
Amortization of prior service cost	34	34
Amortization of transition obligation	3	3

Net periodic pension cost	$850	$916

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Discount rate	5.7%	5.7%
Rate of increase in compensation levels	3.5%	4.0%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/05	12/31/04

The Company’s funding for the defined benefit pension plans is not expected to be materially different than the amounts disclosed in the Annual Report on Form 10-K.
NOTE 6 — SHAREHOLDERS’ EQUITY
Earnings per Share
There were no adjustments made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share, and there were no securities outstanding which were excluded from the computation of earnings per share for any period presented herein. For the thirteen weeks ended April 29, 2006 and April 30, 2005, stock options outstanding, which were anti-dilutive and excluded from the computation of diluted earnings per share, were 5.2 million and 9.0 million, respectively.
As part of the stock repurchase program announced earlier in the year, the Company acquired approximately 2.3 million of its outstanding common shares at a cost of $31.1 million during the first quarter of fiscal year 2006. These shares have been recorded as treasury shares, at cost.

NOTE 7 — BUSINESS SEGMENT DATA
The Company manages its business based on one segment: broadline closeout retailing. The following presents net sales by category:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
(In thousands)
Consumables	$321,034	$300,119
Home	349,887	317,009
Seasonal and toys	189,674	193,795
Other	231,027	232,161

Net sales	$1,091,622	$1,043,084

The Home category includes furniture, domestics, and home décor departments. The Other category primarily includes electronics, small appliances, home maintenance, and tools departments. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key-merchandising categories and believes that these categories facilitate analysis of the Company’s results.
NOTE 8 — CONTINGENCIES
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
In November 2004, the Company was served a civil complaint wherein it was alleged that the Company had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. The plaintiffs in both cases are seeking to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for the Company since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the lawsuit. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for the Company as a furniture department manager at any time between November 2, 2001, and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the lawsuit. The Texas case will include furniture department managers only, whereas the Louisiana case will include only assistant store managers. As of May 24, 2006, approximately 1,100 individuals had joined the Louisiana case, and approximately 330 individuals had joined the Texas case. The Company has the right to file a motion seeking to decertify the classes after discovery has been conducted. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company wishes to take advantage of the “safe harbor” provisions of the Act.
Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by that Act. The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.
Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings.

OVERVIEW
The Company is the nation’s largest broadline closeout retailer operating 1,401 stores in 47 states. The Company manages its business on the basis of one segment: broadline closeout retailing. The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit realized in the fourth fiscal quarter.
The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes.
STORES
The following table presents stores opened and closed during each respective thirteen week period:

	April 29, 2006	April 30, 2005

Stores open at the beginning of the fiscal year	1,401	1,502
Stores opened during the period	5	19
Stores closed during the period	(5)	(2)

Stores open at the end of the period	1,401	1,519

RECENT DEVELOPMENTS
The Company made an effort in fiscal year 2005 to improve operating performance through the:
•	Evaluation of individual store performance and the closure of 174 underperforming stores.

•	Execution of a series of markdowns lowering in-store inventory levels in certain categories and improving turnover.

•	Realignment of its field operations and elimination of some redundancies between closeout and furniture store operations.

•	Reduction of personnel at its stores, distribution centers, and general office.

•	Exit from the frozen food business.
The Company expects to improve operating performance in fiscal year 2006 through the following planned activities:
•	Open fewer stores in fiscal year 2006 and focus efforts on improving operating results of existing stores.

•	Test and execute newly developed merchandising plans focusing on obtaining higher gross margin dollars and improved inventory turnover.

•	Continue to focus on improving efficiencies in the Company’s purchasing and distribution practices intending to increase store productivity.

•	Initiate a project that will result in the replacement of the Company’s existing point of sale hardware and software, with installation primarily in fiscal years 2007 and 2008.

RESULTS OF OPERATIONS
The following table compares components of the consolidated statements of operations of the Company as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Net sales	100.0%	100.0%
Cost of sales	59.8	59.2

Gross margin	40.2	40.8
Selling and administrative expenses	35.9	37.1
Depreciation expense	2.3	2.5

Operating profit	2.0	1.2
Interest expense	0.0	0.1
Interest income	0.0	0.0

Income from continuing operations before income taxes	2.0	1.1
Income tax expense	0.7	0.4

Income from continuing operations	1.3	0.7
Discontinued operations	0.0	0.0

Net income	1.3%	0.7%

THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
Net Sales
Net sales increased to $1,091.6 million for the thirteen weeks ended April 29, 2006, compared to $1,043.1 million for the thirteen weeks ended April 30, 2005. This net sales increase of $48.5 million, or 4.7%, resulted from new stores opened in fiscal years 2004, 2005, and the first quarter of fiscal year 2006, which are excluded from the comparable stores sales calculations, net of stores closed during the same period, combined with a 2.5% increase in comparable store sales for the first quarter of fiscal year 2006. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. Comparable store sales in the first quarter of fiscal year 2006 were driven by continued strength in the value of the average basket as both units sold per transaction and average item retail increased compared to the same period in the prior year. This is the fourth consecutive quarter that both units sold and average item retail were up over the same period in the prior year, and the Company believes this is a positive trend that validates its strategy for the business in the near term. The Company believes the increase in the value of the average basket was also driven by improved performance of its advertising circulars helping to deliver positive comparable store sales across most major merchandising departments. The number of customer transactions in the first quarter of fiscal year 2006 continued its declining trend when compared to the number of customer transactions in the first quarter of fiscal year 2005, with particular softness in the Southwest. From a merchandising perspective, hardlines, furniture, food, health and beauty, domestics, and stationery were the best performing departments with comparable store sales up in the range of high single digits to low double digits. In contrast, comparable store sales in the Seasonal and toys category were below last year with particular softness in the Western region of the country.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the first quarter of fiscal year 2006 to the same period in fiscal year 2005:

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005		Change
($ in thousands)
Consumables	$321,034	29.4%	$300,119	28.8%	$20,915	7.0%
Home	349,887	32.0	317,009	30.4	32,878	10.4
Seasonal and toys	189,674	17.4	193,795	18.6	(4,121)	(2.1)
Other	231,027	21.2	232,161	22.2	(1,134)	(0.5)

Net sales	$1,091,622	100.0%	$1,043,084	100.0%	$48,538	4.7%

Gross Margin
Gross margin increased to $438.3 million for the thirteen weeks ended April 29, 2006, compared to $425.7 million for the thirteen weeks ended April 30, 2005, an increase of $12.6 million or 3.0%. Gross margin as a percentage of net sales decreased to 40.2% in the first quarter of fiscal year 2006 compared to 40.8% in the first quarter of fiscal year 2005. The Company’s focus is on inventory turnover and gross margin dollars. Gross margin dollars are higher on a per store basis in the first quarter of fiscal year 2006 as compared to the first quarter in the prior year. The gross margin rate decrease was principally a result of better sales performance in lower margin merchandise offerings such as consumables and hardlines, while a higher margin category, Seasonal and toys, underperformed. Higher inbound freight costs due to high fuel prices continue to negatively impact the gross margin rate. Additionally, a slightly higher markdown rate in the first quarter of fiscal year 2006 is the direct result of the Company’s strategy to drive inventory turn by more aggressively liquidating slower-moving items and classifications of merchandise. Initial mark-up on merchandise receipts in the first quarter of fiscal year 2006 was higher than initial mark-up on merchandise receipts in the first quarter of fiscal year 2005. Although the increase is not significant, it reverses a trend of declining initial mark-up percentage on merchandise receipts.
Selling and Administrative Expenses
Selling and administrative expenses increased to $392.4 million for the thirteen weeks ended April 29, 2006, compared to $387.3 million for the thirteen weeks ended April 30, 2005, an increase of $5.1 million or 1.3%. As a percentage of net sales, selling and administrative expenses were 35.9% for the first quarter of fiscal year 2006 compared to 37.1% for the first quarter of fiscal year 2005. Leverage was achieved primarily through the $48.5 million increase in sales, tightly managed store payroll, the savings associated with the prior fiscal year headcount reductions, improved efficiency in the distribution centers, and lower advertising expense, a portion of which is expected to be incurred in the second quarter. The Company believes that as a result of lower in-store inventory levels, the stores are operating more efficiently.
Outbound distribution and transportation costs, which were included in selling and administrative expenses increased to $57.9 million for the first quarter of fiscal year 2006 compared to $56.5 million for the first quarter of fiscal year 2005. As a percentage of net sales, however, outbound distribution and transportation costs decreased by 10 basis points to 5.3% of net sales in the first quarter of fiscal year 2006 as compared to 5.4% for the same period in fiscal year 2005. The rate decrease was a function of higher productivity in the distribution system partially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the first quarter of fiscal year 2006 was $24.7 million compared to $25.8 million for the same period of fiscal year 2005. The $1.1 million decrease was primarily related to the elimination of depreciation expense on certain assets placed in service during fiscal years 2000 and 2001 which had useful lives of five years. In addition, the Company closed 174 stores in fiscal year 2005, 130 of which were reported as discontinued operations. The 44 stores closed in fiscal year 2005 not classified as discontinued operations incurred depreciation expense in the first quarter of fiscal year 2005, but not in the first quarter of fiscal year 2006.
Interest Expense
Interest expense, including the amortization of debt issuance costs, was $0.1 million for the thirteen weeks ended April 29, 2006, compared to $1.2 million for the thirteen weeks ended April 30, 2005. Average borrowings under the Company’s $500.0 million unsecured credit facility entered into in fiscal year 2004 (the “2004 Credit Agreement”) were $0.4 million during the first quarter of fiscal year 2006 compared to $127.5 million during the first quarter of fiscal year 2005.
Income Taxes
The effective income tax rate for the thirteen weeks ended April 29, 2006 for income from continuing operations was 32.8%, compared to an effective income tax rate of 36.1% for the same period in fiscal year 2005. The income tax rate decrease was primarily attributable to a reduction in expense due to a net release of an income tax loss contingency related to the settlement/closure of certain tax matters.
Discontinued Operations
The Company’s discontinued operations are comprised of the following:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
(In thousands)
Closed stores	$(1,886)	$865
KB Toys matters	721	—
Pittsfield distribution center	(132)	—

Total pretax income (loss)	$(1,297)	$865

As discussed in Note 3 to the consolidated financial statements, the closed stores line item included operating activities such as net sales, gross margin, and operating income (loss) in the first quarter of fiscal year 2005 that are reported as discontinued operations. In fiscal year 2006, these same stores are primarily incurring exit-related costs to clean up and move out of properties. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of April 29, 2006, the Company has approximately 40 closed stores with leases that have not yet been terminated.
In the first quarter of fiscal year 2006, the Company recorded $0.7 million as income from discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business. The Company sold the KB Toys business to KB Acquisition Corporation in December 2000, but the Company has certain continuing indemnification and guarantee obligations with respect to the KB Toys business.
In the first quarter of fiscal year 2006, the Company recorded a $0.1 million charge in discontinued operations to reflect the costs incurred related to the Pittsfield distribution center, which is classified as held-for-sale.
See Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K filed with the SEC for a complete discussion of matters concerning the KB Toys business and the Pittsfield distribution center.
CAPITAL RESOURCES AND LIQUIDITY
The Company uses the 2004 Credit Agreement and related credit facility primarily to manage ongoing and seasonal working capital. Through July 2006, the Company expects to have less than $25.0 million in borrowings and between $50.0 million and $70.0 million in letters of credit under the 2004 Credit Agreement, excluding any impact resulting from the execution of the $150.0 million share repurchase authorized by the Board of Directors in February, 2006. Borrowings by the Company have historically peaked in the third fiscal quarter as the Company builds inventory levels prior to the holiday selling season. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory. For a detailed description of the 2004 Credit Agreement, see Note 4 to the Company’s consolidated financial statements in its Annual Report on Form 10-K.
Cash flows provided by operating activities were $109.9 million for the thirteen weeks ended April 29, 2006, and resulted primarily from net income of $13.7 million including depreciation and amortization expense of $23.3 million, a reduction in inventories of $30.5 million, a reduction in other current assets of $14.4 million, an increase in accounts payable of $14.8 million, and an increase in other current liabilities of $11.1 million. The reduction in inventories was primarily due to better management of inventory levels in the stores and at the distribution centers. The reduction in other current assets was primarily a result of a receipt of a tax refund. The increase in accounts payable was partly due to a shift to more domestically sourced merchandise. The increase in other current liabilities was primarily due to the tax provision payable on the fiscal year 2006 first quarter’s taxable income.
Cash flows provided by operating activities were $75.1 million for the thirteen weeks ended April 30 2005, and resulted primarily from net income of $7.8 million, including depreciation and amortization expense of $25.5 million, an increase in accounts payable of $25.7 million due to a shift from less prepaid import inventory purchases to more domestic inventory purchased with extended payment terms, and an increase in other current liabilities of $9.7 million primarily related to taxes currently payable on taxable income generated during the first quarter of fiscal year 2005.
Cash flows used in investing activities were $5.9 million for the thirteen weeks ended April 29, 2006 compared to $15.3 million for the thirteen weeks ended April 30, 2005. The reduction in cash used was primarily a result of lower capital expenditures due to opening fewer stores in fiscal year 2006 compared to fiscal year 2005.
Cash flows used in financing activities were $31.2 million for the thirteen weeks ended April 29, 2006, compared to $51.4 million for the thirteen weeks ended April 30, 2005. In the first quarter of fiscal year 2006, the Company paid down debt of $5.5 million, purchased shares of Company stock for $31.1 million, and received $5.2 million of proceeds from the exercise of stock options. In the first quarter of fiscal year 2005, the Company paid down $52.3 million in debt.
In February 2006, the Board of Directors authorized the repurchase of $150.0 million of the Company’s common shares. As of April 29, 2006, the Company had acquired $31.1 million of Company stock; and, as a result, the Company has a remaining authorization of $118.9 million which it may from time to time use to acquire additional Company stock.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates and judgments and bases its estimates and judgments on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. See Note 1 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for additional information about the Company’s accounting policies.
The estimates that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in management’s discussion and analysis of financial condition and results of operations contained in the Annual Report on Form 10-K. Had the Company used estimates different from any of those contained in the Annual Report on Form 10-K, the Company’s financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at April 29, 2006. The Company does not expect changes in interest rates in fiscal year 2006 to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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
Part II. Other Information
Item 1. Legal Proceedings.
No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see Note 8 to the accompanying consolidated financial statements.
Item 1A. Risk Factors.
There are no material changes to the risk factors as disclosed in the Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding the Company’s repurchase of its common shares during the first quarter of fiscal year 2006:
(In thousands, except price per share data)

				Approximate Dollar
			Total Cumulative	Value of Shares that
			Number of Shares	May Yet Be
	Total Number of	Average Price	Purchased as Part of	Purchased Under
	Shares	Paid per	Publicly Announced	the Plans or
Period	Purchased (a)(b)	Share (c)	Plans or Programs	Programs

January 29, 2006 — February 25, 2006	186	$12.71	172	$147,814
February 26, 2006 — March 25, 2006	1,698	13.14	1,870	125,502
March 26, 2006 — April 29, 2006	475	13.97	2,345	118,855

Total	2,359	$13.28	2,345	$118,855

(a)	On February 22, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares over a twelve month period. Pursuant to this authorization, the Company purchased 2,345,400 common shares in the first quarter of fiscal year 2006 at a cost of $31.1 million.

(b)	Included in the total number of shares purchased are approximately 14 thousand shares which were withheld for tax payments with respect to share-based compensation.

(c)	This amount represents the weighted-average price paid per common share. This price includes a per share commission paid for all repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are filed herewith. Exhibit 10.1 is a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Document

10.1*	Employment Agreement with Norman J. Rankin.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 7, 2006

BIG LOTS, INC.

By:	/s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)