Form 10-Q
period 2006-07-29
BIG LOTS INC
filed 2006-09-01
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of August 30, 2006, was 108,867,364.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 29, 2006

Part I. Financial Information
Item 1. Financial Statements
BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	$1,056,535	$1,000,511	$2,148,157	$2,043,595
Cost of sales	644,242	599,149	1,297,542	1,216,575

Gross margin	412,293	401,362	850,615	827,020
Selling and administrative expenses	380,116	391,826	772,505	779,132
Depreciation expense	24,927	27,417	49,580	53,254

Operating profit (loss)	7,250	(17,881)	28,530	(5,366)
Interest expense	115	1,315	205	2,489
Interest and investment income	(754)	—	(1,148)	(31)

Income (loss) from continuing operations before income taxes	7,889	(19,196)	29,473	(7,824)
Income tax expense (benefit)	3,185	(6,251)	10,265	(2,145)

Income (loss) from continuing operations	4,704	(12,945)	19,208	(5,679)
Loss from discontinued operations, net of tax benefit of $170, $500, $676 and $169, respectively	(405)	(807)	(1,196)	(273)

Net income (loss)	$4,299	$(13,752)	$18,012	$(5,952)

Income (loss) per common share — basic
Continuing operations	$0.04	$(0.11)	$0.17	$(0.05)
Discontinued operations	—	(0.01)	(0.01)	—

	$0.04	$(0.12)	$0.16	$(0.05)

Income (loss) per common share — diluted
Continuing operations	$0.04	$(0.11)	$0.17	$(0.05)
Discontinued operations	—	(0.01)	(0.01)	—

	$0.04	$(0.12)	$0.16	$(0.05)

Weighted-average common shares outstanding:
Basic	111,094	113,244	112,029	113,107
Dilutive effect of share-based awards	1,139	—	1,008	—

Diluted	112,233	113,244	113,037	113,107

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)	January 28,
	July 29, 2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$757	$1,710
Inventories	819,021	836,092
Deferred income taxes	74,006	78,539
Other current assets	81,381	77,413

Total current assets	975,165	993,754

Property and equipment — net	549,701	584,083
Deferred income taxes	26,012	18,609
Other assets	28,734	29,051

Total assets	$1,579,612	$1,625,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,617	$169,952
Accrued property, payroll, and other taxes	106,518	106,858
Accrued operating expenses	49,384	60,270
Insurance reserves	46,029	46,474
KB lease obligation	27,205	27,205
Accrued salaries and wages	27,763	25,171
Other current liabilities	1,554	593

Total current liabilities	467,070	436,523

Long-term obligations	31,300	5,500
Deferred rent	39,657	42,288
Insurance reserves	45,118	42,037
Other liabilities	18,342	20,425

Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 107,681 shares and 113,932 shares, respectively	1,175	1,175
Treasury shares — 9,814 shares and 3,563 shares, respectively, at cost	(148,351)	(48,294)
Additional paid-in capital	450,009	468,563
Retained earnings	675,292	657,280

Total shareholders’ equity	978,125	1,078,724

Total liabilities and shareholders’ equity	$1,579,612	$1,625,497

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

					Additional
	Common		Treasury		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance — January 29, 2005	112,780	$1,175	4,715	$(64,029)	$470,976	$667,368	$1,075,490
Net loss	—	—	—	—	—	(5,952)	(5,952)
Exercise of stock options	237	—	(237)	3,271	(608)	—	2,663
Tax benefit for exercise of stock options	—	—	—	—	119	—	119
Treasury shares used for matching contributions to savings plan	447	—	(447)	6,213	(1,041)	—	5,172
Treasury shares used for deferred compensation plan	30	—	(30)	421	—	—	421
Restricted stock awarded, net of forfeitures	90	—	(90)	1,244	(1,244)	—	—
Share-based employee compensation expense	—	—	—	—	312	—	312

Balance — July 30, 2005	113,584	1,175	3,911	(52,880)	468,514	661,416	1,078,225
Net loss	—	—	—	—	—	(4,136)	(4,136)
Exercise of stock options	363	—	(363)	5,021	(667)	—	4,354
Tax benefit for exercise of stock options	—	—	—	—	150	—	150
Treasury shares used for matching contributions to savings plan	—	—	—	(40)	40	—	—
Treasury shares used for deferred compensation plan	(15)	—	15	(395)	(41)	—	(436)
Share-based employee compensation expense	—	—	—	—	567	—	567

Balance — January 28, 2006	113,932	1,175	3,563	(48,294)	468,563	657,280	1,078,724
Net income	—	—	—	—	—	18,012	18,012
Purchases of common shares	(8,746)	—	8,746	(134,169)		—	(134,169)
Structured share repurchase	—	—	—	—	(14,714)	—	(14,714)
Exercise of stock options	1,770	—	(1,770)	24,179	(3,646)	—	20,533
Tax benefit from share-based awards	—	—	—	—	2,670	—	2,670
Treasury shares used for matching contributions to savings plan	404	—	(404)	5,589	(415)	—	5,174
Treasury shares used for deferred compensation plan	34	—	(34)	402	(19)	—	383
Restricted stock awarded, net of forfeitures	287	—	(287)	3,942	(3,942)	—	—
Share-based employee compensation expense	—	—	—	—	1,512	—	1,512

Balance — July 29, 2006	107,681	$1,175	9,814	$(148,351)	$450,009	$675,292	$978,125

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005

Operating activities:
Net income (loss)	$18,012	$(5,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	46,824	52,444
Deferred income taxes	(2,870)	(8,870)
Loss (gain) on disposition of equipment	567	(681)
Employee benefits paid with common shares	5,174	5,172
Partial charge-off of HCC Note	—	6,389
Non-cash share-based compensation expense	1,512	312
Non-cash impairment charges	1,534	—
Other	—	119
Change in assets and liabilities:
Inventories	17,071	(17,925)
Other current assets	(3,968)	(23,331)
Other assets	164	617
Accounts payable	38,665	5,978
Other current liabilities	961	(1,565)
Accrued operating expenses	(11,927)	11,036
Other liabilities	1,356	9,772

Net cash provided by operating activities	113,075	33,515

Investing activities:
Capital expenditures	(15,128)	(44,420)
Purchase of short-term investments	(50,000)	—
Redemption of short-term investments	50,000	—
Cash proceeds from sale of equipment	664	1,115
Other	(67)	(43)

Net cash used in investing activities	(14,531)	(43,348)

Financing activities:
Proceeds from long-term obligations	55,400	1,218,200
Payment of long-term obligations	(29,600)	(1,203,800)
Proceeds from the exercise of stock options	20,533	2,663
Excess tax benefit from share-based awards	2,670	—
Payment for treasury shares acquired	(134,169)	—
Structured share repurchase	(14,714)	—
Treasury shares used for deferred compensation plan	383	421
Deferred bank fees paid	—	1

Net cash provided by (used in) financing activities	(99,497)	17,485

Increase (decrease) in cash and cash equivalents	(953)	7,652
Cash and cash equivalents:
Beginning of period	1,710	2,521

End of period	$757	$10,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$29	$2,334
Cash paid for income taxes (excluding impact of refunds)	$20,307	$22,233
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
The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 filed with the SEC (the “Annual Report on Form 10-K”).
Selling and Administrative Expenses
The Company includes store expenses (such as payroll and occupancy costs), outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales. Outbound distribution and transportation costs included in selling and administrative expenses were $51.4 million and $54.7 million for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and $109.3 million and $111.2 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.
Advertising
Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $25.4 million and $22.5 million for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and $46.6 million and $45.5 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.
Reclassification
Prior period amounts have been reclassified to conform to current period presentation, including the reclassification of amounts payable and accrued for inbound merchandise-related freight to accounts payable from accrued operating expenses on the consolidated balance sheet for all periods presented. The reclassifications did not impact the Company’s previously reported net income, total assets, current liabilities and shareholders’ equity, or net cash provided by (used in) operating activities, investing activities, or financing activities in the accompanying consolidated financial statements.
Fiscal Period
The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. The fiscal quarters ended July 29, 2006 and July 30, 2005 were both comprised of thirteen weeks. Fiscal year 2006 will be comprised of 53 weeks.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective for the Company as of the beginning of fiscal year 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 will be applied to all of the Company’s tax positions as of the beginning of fiscal year 2007, with any resulting adjustment posted as a cumulative effect of a change in accounting principle to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
NOTE 2 — SHARE-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123(R) on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date. The modified prospective method does not require restatement of previous years’ financial statements. As of the effective date, the Company eliminated its balance of Unearned Compensation, which represented unrecognized compensation cost for restricted stock awards, and reclassified it to Additional Paid-In Capital, in accordance with the modified prospective method. The Company made a one-time election to adopt the transition method related to accounting for the tax effects of share-based awards as described in FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and as a result, used the short-cut method to determine its beginning excess tax benefit pool. Additionally, SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow.
The Company uses a binomial model to estimate the fair value of stock options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility was based in part on historical and current implied volatilities from traded options on the Company’s common shares. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The dividend yield on the Company’s common shares was assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. The expected life was determined from the binomial model. The model incorporated exercise and post-vesting forfeiture assumptions based on analysis of historical data. The assumptions used in the option pricing model for each of the respective periods were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Weighted average fair value of options granted	$6.21	$5.06	$5.29	$4.73
Risk-free interest rate	5.0%	4.0%	4.6%	3.9%
Expected life (years)	4.3	6.0	4.6	5.5
Expected volatility	41.4%	43.6%	42.5%	42.3%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%
In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of stock options representing approximately 3.8 million of the Company’s common shares awarded on or before February 21, 2005, under the Big Lots, Inc. 1996 Performance Incentive Plan and the Big Lots Director Stock Option Plan. Stock options awarded to the Company’s current and former Chief Executive Officers were not accelerated. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in periods following the adoption of SFAS No. 123(R). The

Company also believes this action had a positive effect on associate morale and retention. This action resulted in an insignificant amount of expense recorded in the fourth quarter of fiscal year 2005 for the impact of the shares estimated to be modified and is expected to enable the Company to eliminate pretax expense of approximately $11.7 million over the remaining period during which the stock options would have vested, subject to the impact of additional adjustments related to cancelled stock options. Additionally, a holding period was imposed that prohibits all directors, executive vice presidents, and senior vice presidents from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director’s or officer’s death, permanent and total disability, or termination of employment.
The impact of adopting SFAS No. 123(R) for the thirteen and twenty-six weeks ended July 29, 2006 increased selling and administrative expenses by $0.8 million (an immaterial impact on earnings per share) and $1.5 million ($0.01 impact on earnings per share), respectively. Because of the accelerated vesting of stock options in the fourth quarter of fiscal year 2005, the expense for the thirteen and twenty-six weeks ended July 29, 2006 is less than what would have been recognized without such acceleration. The total unearned compensation cost related to share-based awards outstanding at July 29, 2006 was approximately $11.4 million. This compensation cost is expected to be recognized through July 2010 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 3.5 years from July 29, 2006.
A summary of the stock option activity for the thirteen and twenty-six weeks ended July 29, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(years)	(000’s)

Outstanding stock options at January 28, 2006	10,690,745	$14.52

Granted	1,011,900	12.67
Exercised	(445,189)	11.68
Forfeited	(326,275)	14.57

Outstanding stock options at April 29, 2006	10,931,181	$14.46	6.0	$19,905

Granted	12,000	15.46
Exercised	(1,325,280)	11.57
Forfeited	(62,216)	20.05

Outstanding stock options at July 29, 2006	9,555,685	$14.83	5.7	$28,744

Exercisable at July 29, 2006	7,559,985	$15.46	5.5	$21,253

Stock options granted to employees generally expire on the earliest of: 1) the term set by the Compensation Committee of the Board of Directors, which has historically been seven to ten years from the grant date; 2) one year following death or disability; or 3) three months following termination of employment. Stock options granted may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value of the underlying common shares on the grant date. Unless there is a change in control of the Company, the stock options generally vest ratably over a four-year or five-year period. Upon a change in control of the Company, all awards outstanding automatically vest.
Stock option grants are made annually to non-employee directors, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value on the date of grant. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of the Company’s common shares which become fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and

100% on the third anniversary. Options granted to non-employee directors expire on the earliest of: 1) 10 years and one month after the grant date; 2) one year following death or disability; or 3) the close of the Company’s trading window immediately following termination as a director.
During the twenty-six weeks ended July 29, 2006, the Company granted options to purchase approximately 1.0 million common shares that vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years. The Company values and expenses awards with graded vesting as a single award with an average estimated life over the entire award. The expense is recorded straight-line over the vesting period.
The following table summarizes information about the Company’s stock options at July 29, 2006:

Range of Prices		Options Outstanding			Options Exercisable
Greater	Less Than	Options	Weighted Average	Weighted Average	Options	Weighted Average
Than	or Equal to	Outstanding	Remaining Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 7.79	$11.25	1,789,090	5.9	$10.95	1,261,690	$10.89
$11.26	$11.74	1,639,890	6.9	11.65	1,607,090	11.65
$11.75	$12.66	2,138,210	6.5	12.30	959,510	12.00
$12.67	$15.05	2,263,040	7.0	14.61	2,013,240	14.59
$15.06	$43.38	1,725,455	2.0	25.31	1,718,455	25.35

		9,555,685	5.7	$14.83	7,559,985	$15.46

A summary of the restricted stock activity for the thirteen and twenty-six weeks ended July 29, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested restricted stock at January 28, 2006	208,002	$11.04

Granted	287,100	12.80
Vested	—	—
Forfeited	—	—

Nonvested restricted stock at April 29, 2006	495,102	$12.06

Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested restricted stock at July 29, 2006	495,102	$12.06

During the twenty-six weeks ended July 29, 2006, the Company granted 287,100 performance-based restricted common shares with a weighted average grant date fair value of $12.80 per share. If the Company meets a threshold financial performance target and the grantee remains employed by the Company, the restricted common shares will vest at the opening of the Company’s first trading window that is five years after the grant date. If the Company meets a higher financial performance target and the grantee remains employed by the Company, the restricted common shares will vest at the opening of the Company’s first trading window that is after the Company files its Annual Report on Form 10-K with the SEC for the year in which the higher target is met. Compensation expense for the performance-based restricted common shares is recorded over the five-year period based on the assumed achievement of the performance criteria.
During fiscal year 2005, the Company granted 100,000 restricted common shares with a weighted average grant date fair value of $11.25 per share. These restricted common shares vest in one-third increments upon the attainment of mutually agreed common share price targets and fully after five years of service or upon a change in control of the Company. The 2005 restricted common share grant will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is terminated for cause prior to full vesting of the grant.

During fiscal year 2004, the Company granted 172,000 restricted common shares with a weighted average grant date fair value of $10.85 per share. These restricted common shares vest equally over three years. During fiscal year 2005, 53,998 of the restricted common shares granted in fiscal year 2004 vested and 10,000 of the restricted common shares granted in fiscal year 2004 were forfeited. The restricted common shares granted during fiscal year 2004 will fully vest if the employee is involuntarily terminated without cause or upon a change in control of the Company. The 2004 restricted common share grants will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is terminated for cause prior to full vesting of the grant.
During the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, the following activity occurred under the Company’s share-based compensation plans:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

(In thousands)
Total intrinsic value of stock options exercised	$5,954	$251	$6,925	$303
Total fair value of restricted stock vested	—	—	—	—
Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents net loss and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the thirteen and twenty-six weeks ended July 30, 2005:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	July 30, 2005	July 30, 2005

(In thousands, except per share amounts)
Net loss:
As reported	($13,752)	($5,952)
Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(1,006)	(1,879)

Pro forma net loss	($14,758)	($7,831)

Loss per common share — basic:
As reported	($0.12)	($0.05)
Pro forma	($0.13)	($0.07)

Loss per common share — diluted:
As reported	($0.12)	($0.05)
Pro forma	($0.13)	($0.07)

NOTE 3 — DISCONTINUED OPERATIONS
The Company’s loss from discontinued operations for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 were comprised of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

(In thousands)
Closed stores	$(611)	$(1,307)	$(2,497)	$(442)
KB Toys matters	(61)	—	660	—
Pittsfield distribution center	97	—	(35)	—

Total pretax income (loss)	$(575)	$(1,307)	$(1,872)	$(442)

Closed Stores
During fiscal year 2005, the Company closed 174 stores, of which 130 stores met the criteria for discontinued operations reporting. As such, the results specifically identifiable with respect to these 130 stores were classified as discontinued operations for all periods presented. The table below identifies the significant components of loss from discontinued operations for the 130 closed stores for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

(In thousands)
Net sales	$—	$50,542	$—	$106,548
Gross margin	—	20,384	—	43,395
Operating income (loss)	(611)	(1,307)	(2,497)	(442)
Loss from discontinued operations, net of tax	$(376)	$(807)	$(1,525)	$(273)

Closed stores included operating activities such as net sales, gross margin, and operating income (loss) in fiscal year 2005 that were reported as discontinued operations. In fiscal year 2006, these same stores incurred exit-related costs to clean up and move out of properties. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of July 29, 2006, the Company had approximately 60 closed stores with leases that have not yet been terminated.
At the end of fiscal year 2005, the Company had $20.0 million of remaining obligations associated with these 130 closed stores recorded on its books for severance, benefits, and lease termination costs. During the twenty-six weeks ended July 29, 2006, the Company paid approximately $9.1 million to settle a portion of these remaining obligations and recorded accretion of $0.3 million on the lease liability, which was originally recorded at a discount.
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
In the second quarter of fiscal year 2005, the Company recorded a charge of $6.4 million in selling and administrative expenses to reduce the carrying value of a note receivable, which the Company received as partial consideration for the sale of the KB Toys business (“HCC Note”), to $0.9 million. Under the KB Toys bankruptcy plan, confirmed by the bankruptcy court on August 18, 2005, the Company expects to receive $0.9 million on its claim for payment of the HCC Note from the bankruptcy trust.
See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for a complete discussion of matters concerning the KB Toys business.

NOTE 4 — PROPERTY AND EQUIPMENT, NET
In the second quarter of fiscal year 2006, the Company incurred $1.5 million of asset impairment charges, included in selling and administrative expenses on the consolidated statement of operations, for the write-down of long-lived assets of eight stores. Assets are reviewed for impairment at the store level when impairment indicators are present. The Company compares the net book value of long-lived assets at stores where impairment indicators are present to estimated future cash flows of each specific store in order to determine whether the assets are recoverable. If the assets are not recoverable by the estimated future cash flows, an impairment is recognized to write down the long-lived assets to fair value.
NOTE 5 — INCOME TAXES
The effective income tax (benefit) rates for income (loss) from continuing operations for the thirteen weeks ended July 29, 2006 and July 30, 2005 were 40.4% and (32.6)%, respectively. The effective income tax (benefit) rates for income (loss) from continuing operations for the twenty-six weeks ended July 29, 2006 and July 30, 2005 were 34.8% and (27.4)%, respectively. The year to date fiscal year 2006 income tax rate was principally impacted by a net reduction of an income tax loss contingency related to the settlement/closure of certain tax matters in the first quarter, which was partially offset by the write-down of deferred income tax assets resulting from state tax reform enacted during the second quarter. The year to date fiscal year 2005 income tax benefit rate was impacted by the write-down of deferred income tax assets resulting from state tax reform enacted during the second quarter, and a decline in the anticipated level and jurisdictional mix of earnings.
NOTE 6 — EMPLOYEE BENEFIT PLANS
The Company sponsors a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.
The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

(In thousands)
Service cost — benefits earned in the period	$749	$828	$1,498	$1,655
Interest cost on projected benefit obligation	792	787	1,583	1,575
Expected investment return on plan assets	(1,080)	(1,067)	(2,159)	(2,134)
Amortization of actuarial loss	351	331	703	663
Amortization of prior service cost	34	34	68	68
Amortization of transition obligation	4	3	7	7

Net periodic pension cost	$850	$916	$1,700	$1,834

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Discount rate	5.7%	5.7%	5.7%	5.7%
Rate of increase in compensation levels	3.5%	4.0%	3.5%	4.0%
Expected long-term rate of return	8.5%	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/05	12/31/04	12/31/05	12/31/04

The Company’s funding for the defined benefit pension plans is not expected to be materially different than disclosed in the Annual Report on Form 10-K.

NOTE 7 — SHAREHOLDERS’ EQUITY
There were no adjustments made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share, and there were no securities outstanding which were excluded from the computation of earnings per share for any period presented herein. For the thirteen and twenty-six weeks ended July 29, 2006, stock options outstanding, which were anti-dilutive and excluded from the computation of diluted earnings per share, were 3.1 million and 4.9 million, respectively. Diluted shares outstanding are equal to basic shares outstanding for the thirteen and twenty-six weeks ended July 30, 2005, because the Company incurred a loss from continuing operations and to include the effect of stock options and unvested restricted common shares would be anti-dilutive.
As part of the share repurchase program announced by the Company in February 2006, the Company acquired approximately 8.7 million of its outstanding common shares at a cost of $134.0 million during the twenty-six weeks ended July 29, 2006. These shares have been recorded as treasury shares, at cost.
In June 2006, the Company paid $14.7 million to enter into a structured share repurchase transaction which will settle in cash or common shares depending on the market price of the Company’s common shares on the maturity date of the transaction. The transaction was recorded as a reduction in additional paid-in capital on the consolidated balance sheet. The Company entered into the structured transaction as part of its share repurchase program announced in February 2006. The structured share repurchase transaction has a maturity date in September 2006. If the market price of the Company’s common shares is above $15.34 on the maturity date, the Company will receive $15.3 million, representing its original investment of $14.7 million and a return on the investment. Any return on the investment received will be credited to additional paid-in capital in the Company’s consolidated balance sheet. If the market price of the Company’s common shares is at or below $15.34 on the maturity date, the Company will receive 1.0 million of its common shares and recognize those common shares as treasury shares.
NOTE 8 — BUSINESS SEGMENT DATA
The Company manages its business based on one segment: broadline closeout retailing. The following presents net sales by category:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

(In thousands)
Consumables	$323,843	$304,013	$644,877	$604,132
Home	316,192	289,068	666,079	606,077
Seasonal and toys	171,404	174,976	361,078	368,771
Other	245,096	232,454	476,123	464,615

Net sales	$1,056,535	$1,000,511	$2,148,157	$2,043,595

The Consumables category includes the food, health and beauty, plastics, paper, and pet departments. The Home category includes the furniture, domestics, and home décor departments. The Seasonal and toys category includes toys, lawn & garden, trim-a-tree, and various holiday-oriented departments. The Other category includes the electronics, apparel, home maintenance, small appliances, and tools departments. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key-merchandising categories and believes that the analysis of these categories facilitates the understanding of the Company’s results.
NOTE 9 — CONTINGENCIES
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
In November 2004, the Company was served a civil complaint wherein it was alleged that the Company had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers. This lawsuit was filed as a putative collective action in the United States District Court for the Eastern District of Texas, Texarkana Division. A similar action was filed at the end of November 2004, in the United States District Court for the Eastern District of Louisiana. This lawsuit was also filed as a putative collective action alleging that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt. The plaintiffs in both cases are seeking to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for the Company since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the lawsuit. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for the Company as a furniture department manager at any time between November 2, 2001, and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the lawsuit. The Texas case will include furniture department managers only, whereas the Louisiana case will include only assistant store managers. As of August 1, 2006, approximately 1,100 individuals had joined the Louisiana case, and approximately 300 individuals had joined the Texas case. The Company has the right to file a motion seeking to decertify the classes after discovery has been conducted. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from either of these lawsuits or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in both lawsuits. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
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
Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.
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
The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes.
STORES
The following table presents stores opened and closed during each respective twenty-six week period:

	July 29, 2006	July 30, 2005

Stores open at the beginning of the fiscal year	1,401	1,502
Stores opened during the period	7	43
Stores closed during the period	(7)	(11)

Stores open at the end of the period	1,401	1,534

BUSINESS DEVELOPMENTS
The following is a high-level summary of significant operating initiatives that the Company believes led to improved operating performance in the first half of fiscal year 2006 compared to the comparable period in the prior year. Additionally, the planned activities offer insight into the Company’s short-term operating strategy.
The Company has made an effort to improve future operating performance through the following activities:
•	Evaluation of individual store performance and the closure of 174 underperforming stores.

•	Execution of a series of markdowns lowering in-store inventory levels in certain categories and improving turnover.

•	Realignment of its field operations and elimination of some redundancies between closeout and furniture store operations.

•	Reduction of personnel at its stores, distribution centers, and general office.

•	Exit from the frozen food business.
The Company expects to continue to improve operating performance through the following planned activities:
•	Open fewer stores in fiscal year 2006 and focus efforts on improving operating results of existing stores.

•	Test and execute newly developed merchandising plans focusing on obtaining higher gross margin dollars and improved inventory turnover.

•	Test and evaluate marketing approach including in-store signage, mix and amount of television advertising, and advertising circular print and distribution methods.

•	Continue to focus on improving efficiencies in the Company’s purchasing and distribution practices intending to increase store productivity.

•	Initiate a project that will result in the replacement of the Company’s existing point of sale hardware and software, with installation primarily in fiscal years 2007 and 2008.
These initiatives and activities have had the following impact on the Company’s operating performance for the first half of fiscal year 2006:
•	Comparable store sales increased 3.8%.

•	Gross margin dollars improved on a per store basis when compared to the comparable period in the prior year.

•	Record inventory turnover was achieved.

•	Selling and administrative expenses as a percent of sales improved 210 basis points to 36.0% of sales versus 38.1% of sales in the comparable period in the prior year.

•	Earnings per share from continuing operations increased to $0.17 per share compared to a loss of $0.05 per share in the comparable period in the prior year.

•	Average borrowings outstanding were lower when compared to the prior year inclusive of the impact of the share repurchase program announced in February 2006.
See additional discussion and analysis below for more details of the Company’s operating results.

RESULTS OF OPERATIONS
The following table compares components of the consolidated statements of operations of the Company as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	59.9	60.4	59.6

Gross margin	39.0	40.1	39.6	40.4
Selling and administrative expenses	36.0	39.2	36.0	38.1
Depreciation expense	2.3	2.7	2.3	2.6

Operating profit (loss)	0.7	(1.8)	1.3	(0.3)
Interest expense	0.0	0.1	0.0	0.1
Interest and investment income	0.0	0.0	(0.1)	0.0

Income (loss) from continuing operations before income taxes	0.7	(1.9)	1.4	(0.4)
Income tax expense (benefit)	0.3	(0.6)	0.5	(0.1)

Income (loss) from continuing operations	0.4	(1.3)	0.9	(0.3)
Loss from discontinued operations	0.0	(0.1)	(0.1)	0.0

Net income (loss)	0.4%	(1.4)%	0.8%	(0.3)%

THIRTEEN WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005
Net Sales
Net sales increased to $1,056.5 million for the thirteen weeks ended July 29, 2006, compared to $1,000.5 million for the thirteen weeks ended July 30, 2005. This net sales increase of $56.0 million, or 5.6%, resulted from a 5.2% increase in comparable store sales for the second quarter of fiscal year 2006 and new stores opened in fiscal years 2004, 2005, and the first half of fiscal year 2006, which are excluded from the comparable stores sales calculations, net of stores closed during the same period. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. Results for the second quarter of fiscal year 2006 were positively impacted by the addition of one advertising circular compared to last year. Comparable store sales in the second quarter of fiscal year 2006 were driven by continued strength in the value of the average basket. Average item retail increased across all merchandise categories as the Company strategically decided to offer and promote merchandise with a higher value to the customer or larger quantities or pack sizes that led to generally higher entry price points. The Company believes the increase in the value of the average basket was also driven by improved performance of its advertising circulars, helping to deliver positive comparable store sales across most major merchandising departments. From a merchandising perspective, Consumables, Home, and Other were the best performing categories. Within these categories, the furniture, domestics, stationery, hardlines, and basic apparel departments posted comparable store sales increases in the mid-to-high-single digits. Sales results in the Seasonal and toys category continued to trail last year.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the second quarter of fiscal year 2006 to the same period in fiscal year 2005:

	Thirteen Weeks Ended
	July 29, 2006		July 30, 2005		Change

($ in thousands)
Consumables	$323,843	30.7%	$304,013	30.4%	$19,830	6.5%
Home	316,192	29.9	289,068	28.9	27,124	9.4
Seasonal and toys	171,404	16.2	174,976	17.5	(3,572)	(2.0)
Other	245,096	23.2	232,454	23.2	12,642	5.4

Net sales	$1,056,535	100.0%	$1,000,511	100.0%	$56,024	5.6%

Gross Margin
Gross margin increased to $412.3 million for the thirteen weeks ended July 29, 2006, compared to $401.4 million for the thirteen weeks ended July 30, 2005, an increase of $10.9 million or 2.7%. Gross margin as a percentage of net sales decreased to 39.0% in the second quarter of fiscal year 2006 compared to 40.1% in the second quarter of fiscal year 2005. The gross margin rate decrease was principally a result of a higher markdown rate as the Company implements its merchandising strategy of driving inventory turn and more aggressively liquidating slower-moving items. The gross margin rate also continued to be negatively impacted by higher in-bound freight costs associated with rising fuel prices and cost pressures in certain merchandise.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $380.1 million for the thirteen weeks ended July 29, 2006, compared to $391.8 million for the thirteen weeks ended July 30, 2005, a decrease of $11.7 million or 3.0%. As a percentage of net sales, selling and administrative expenses were 36.0% for the second quarter of fiscal year 2006 compared to 39.2% for the second quarter of fiscal year 2005. In the second quarter of fiscal year 2005, the Company recorded a charge of $6.4 million in selling and administrative expenses to reduce the carrying value of the HCC Note (See Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for a complete discussion of KB Toys matters). Selling and administrative expense leverage was achieved primarily through the $56.0 million increase in sales, tightly managed store payroll, the savings associated with the prior fiscal year headcount reductions, and improved efficiency in the distribution centers. As a result of the Company’s merchandising strategy which includes offering merchandise with higher value to the customer and larger quantities or pack sizes, the Company processed fewer cartons while obtaining higher sales. The Company believes this strategy, as well as lower in-store inventory levels, allows the stores to operate more efficiently.
Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $51.4 million for the second quarter of fiscal year 2006 compared to $54.7 million for the second quarter of fiscal year 2005. As a percentage of net sales, outbound distribution and transportation costs decreased by 60 basis points to 4.9% of net sales in the second quarter of fiscal year 2006 as compared to 5.5% for the same period in fiscal year 2005. The rate decrease was due to higher productivity in the distribution system driven by handling fewer numbers of cartons partially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the second quarter of fiscal year 2006 was $24.9 million compared to $27.4 million for the comparable period of fiscal year 2005. The $2.5 million decrease was primarily related to certain assets placed in service during fiscal years 2000 and 2001, which had useful lives of five years, becoming fully depreciated. In addition, the Company closed 174 stores in fiscal year 2005, 130 of which were reported as discontinued operations. The 44 stores closed in fiscal year 2005 not classified as discontinued operations incurred depreciation expense in the second quarter of fiscal year 2005, but not in the second quarter of fiscal year 2006.
Interest Expense and Interest and Investment Income
Interest expense, including the amortization of debt issuance costs, was $0.1 million for the thirteen weeks ended July 29, 2006, compared to $1.3 million for the thirteen weeks ended July 30, 2005. The decline in interest expense was due to lower average borrowings. The Company had zero borrowings for the majority of the second quarter of fiscal year 2006, and as a result, invested excess funds generating investment income of $0.8 million compared to zero in the comparable period in the prior year.
Income Taxes
The effective income tax expense rate for income from continuing operations for the thirteen weeks ended July 29, 2006 was 40.4%, compared to an effective income tax benefit rate of 32.6% for the comparable period in fiscal year 2005. The second quarter 2006 and 2005 income tax rates were primarily impacted by income tax expense related to the write-down of deferred income tax assets as a result of state tax reform enacted during each quarter.
Discontinued Operations
The Company’s loss from discontinued operations was comprised of the following:

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005

(In thousands)
Closed stores	$(611)	$(1,307)
KB Toys matters	(61)	—
Pittsfield distribution center	97	—

Total pretax income (loss)	$(575)	$(1,307)

As discussed in Note 3 to the consolidated financial statements, the closed stores line item included operating activities such as net sales, gross margin, and operating income (loss) in the second quarter of fiscal year 2005 that were reported as discontinued operations. In fiscal year 2006, these same stores incurred exit-related costs to clean up and move out of properties. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of July 29, 2006, the Company had approximately 60 closed stores with leases that have not yet been terminated.
See Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K filed with the SEC for a complete discussion of matters concerning the KB Toys business and the Pittsfield distribution center.
TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005
Net Sales
Net sales increased to $2,148.2 million for the twenty-six weeks ended July 29, 2006, compared to $2,043.6 million for the twenty-six weeks ended July 30, 2005. This net sales increase of $104.6 million, or 5.1%, resulted from a 3.8% increase in comparable store sales and new stores opened in fiscal years 2004, 2005, and the first half of fiscal year 2006, which are excluded from the comparable stores sales calculations, net of stores closed during the same period. Results for the first half of 2006 were positively impacted by the addition of one advertising circular compared to last year. Comparable store sales in the first half of fiscal year 2006 were driven by continued strength in the value of the average basket. Average item retail and units sold per transaction were higher compared to the comparable period in the prior year. The Company believes the increase in the value of the average basket was driven by improved performance of its advertising circulars helping to deliver positive comparable store sales across most major merchandising departments. From a merchandising perspective, the Consumables category and the furniture, hardlines, domestics, and stationery departments posted comparable store sales increases in the mid-to-high-single digits. Sales results in the Seasonal and toys category trailed last year.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the twenty-six weeks ended July 29, 2006 to the twenty-six weeks ended July 30, 2005:

			Twenty-Six Weeks Ended
	July 29, 2006		July 30, 2005		Change
($ in thousands)
Consumables	$644,877	30.0%	$604,132	29.6%	$40,745	6.7%
Home	666,079	31.0	606,077	29.7	60,002	9.9
Seasonal and toys	361,078	16.8	368,771	18.0	(7,693)	(2.1)
Other	476,123	22.2	464,615	22.7	11,508	2.5

Net sales	$2,148,157	100.0%	$2,043,595	100.0%	$104,562	5.1%

Gross Margin
Gross margin increased to $850.6 million for the twenty-six weeks ended July 29, 2006, compared to $827.0 million for the twenty-six weeks ended July 30, 2005, an increase of $23.6 million or 2.9%. Gross margin as a percentage of net sales decreased to 39.6% in the twenty-six weeks ended July 29, 2006 compared to 40.4% in the twenty-six weeks ended July 30, 2005. The gross margin rate decrease was principally a result of a higher markdown rate as the Company implements its merchandising strategy of driving inventory turn and more aggressively liquidating slower-moving items. The gross margin rate continued to be negatively impacted by a combination of higher in-bound freight costs associated with rising fuel prices, increased sales in the Consumables and Home categories, decreased sales in the relatively higher margin Seasonal and toys category, and cost pressures in certain merchandise.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $772.5 million for the twenty-six weeks ended July 29, 2006, compared to $779.1 million for the twenty-six weeks ended July 30, 2005, a decrease of $6.6 million or 0.8%. As a percentage of net sales, selling and administrative expenses were 36.0% for the twenty-six weeks ended July 29, 2006 compared to 38.1% for the comparable period in fiscal year 2005. In the second quarter of fiscal year 2005, the Company recorded a charge of $6.4 million in selling and administrative expenses to reduce the carrying value of the HCC Note (See Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for a complete discussion of KB Toys matters). Selling and administrative expense leverage was achieved primarily through the $104.6 million increase in sales, tightly managed store payroll, the savings associated with the prior fiscal year headcount reductions, and improved efficiency in the distribution centers. As a result of the Company’s merchandising strategy which includes offering merchandise with higher value to the customer and larger quantities or pack sizes, the Company processed fewer cartons while obtaining higher sales. The Company believes that strategy, as well as lower in-store inventory levels, allows the stores to operate more efficiently.
Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $109.3 million for the twenty-six weeks ended July 29, 2006 compared to $111.2 million for the twenty-six weeks ended July 30, 2005. As a percentage of net sales, outbound distribution and transportation costs decreased by 30 basis points to 5.1% of net sales in the twenty-six weeks ended July 29, 2006 as compared to 5.4% for the same period in fiscal year 2005. The rate decrease was a function of higher productivity in the distribution system partially offset by the impact of higher fuel prices.
Depreciation Expense
Depreciation expense for the twenty-six weeks ended July 29, 2006 was $49.6 million compared to $53.3 million for the comparable period of fiscal year 2005. The $3.7 million decrease was primarily related to certain assets placed in service during fiscal years 2000 and 2001, which had useful lives of five years, becoming fully depreciated. In addition, the Company closed 174 stores in fiscal year 2005, 130 of which were reported as discontinued operations. The 44 stores closed in fiscal year 2005 not classified as discontinued operations incurred depreciation expense in fiscal year 2005, but not in fiscal year 2006.
Interest Expense and Interest and Investment Income
Interest expense, including the amortization of debt issuance costs, was $0.2 million for the twenty-six weeks ended July 29, 2006, compared to $2.5 million for the twenty-six weeks ended July 30, 2005. Average borrowings under the Company’s $500.0 million unsecured credit facility entered into in fiscal year 2004 (the “2004 Credit Agreement”) were $1.1 million during the twenty-six weeks ended July 29, 2006 compared to $127.3 million during the twenty-six weeks ended July 30, 2005. As a result of the Company’s favorable cash position in the first half of fiscal year 2006, investment income of $1.1 million was generated compared to an immaterial amount in the comparable period in the prior year.
Income Taxes
The effective income tax expense rate for income from continuing operations for the twenty-six weeks ended July 29, 2006 was 34.8%, compared to an effective income tax benefit rate of 27.4% for the comparable period in fiscal year 2005. The year to date fiscal year 2006 income tax rate was principally impacted by a net reduction of an income tax loss contingency related to the settlement/closure of certain tax matters in the first quarter partially offset by the write-down of deferred income tax assets as a result of state tax reform enacted during the second quarter. The year to date fiscal year 2005 income tax benefit rate was impacted by the write-down of deferred income tax assets as a result of state tax reform enacted during the second quarter and a decline in the anticipated level and jurisdictional mix of earnings.
Discontinued Operations
The Company’s loss from discontinued operations was comprised of the following:

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
(In thousands)
Closed stores	$(2,497)	$(442)
KB Toys matters	660	—
Pittsfield distribution center	(35)	—

Total pretax income (loss)	$(1,872)	$(442)

As discussed in Note 3 to the consolidated financial statements, the closed stores line item included operating activities such as net sales, gross margin, and operating income (loss) in the twenty-six weeks ended July 30, 2005 that were reported as discontinued operations. In fiscal year 2006, these same stores incurred exit-related costs to clean up and move out of the properties. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of July 29, 2006, the Company had approximately 60 closed stores with leases that have not yet been terminated.
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
CAPITAL RESOURCES AND LIQUIDITY
The Company uses the 2004 Credit Agreement and related credit facility primarily to manage ongoing and seasonal working capital. At July 29, 2006, the total borrowings outstanding under the 2004 Credit Agreement were $31.3 million. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $57.5 million, were $411.2 million at July 29, 2006. Through mid-November 2006, the Company expects borrowings and letters of credit under the 2004 Credit Agreement will rise with the peak during this period being less than $300 million. Borrowings by the Company have historically peaked in the third fiscal quarter as the Company builds inventory levels prior to the holiday selling season. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory. For a detailed description of the 2004 Credit Agreement, see Note 4 to the consolidated financial statements in the Annual Report on Form 10-K.

Cash flows provided by operating activities were $113.1 million for the twenty-six weeks ended July 29, 2006, and resulted primarily from net income of $18.0 million including depreciation and amortization expense of $46.8 million, an increase in accounts payable of $38.7 million, and a reduction in inventories of $17.1 million, partially offset by a reduction in accrued operating expenses of $11.9 million. The increase in accounts payable was due in part to delaying merchandise purchases until later in the quarter, driving up payables at the end of the second quarter. Additionally, the Company has shifted to more domestically-sourced product with more favorable payment terms. The reduction in inventories was primarily due to better management of inventory levels in the stores and at the distribution centers. The decrease in accrued operating expenses was driven by lower accruals for closed store lease liability and distribution and transportation.
Cash flows provided by operating activities were $33.5 million for the twenty-six weeks ended July 30, 2005, and resulted primarily from net loss of $6.0 million including depreciation and amortization expense of $52.4 million and an increase in accounts payable of $6.0 million supporting the growth in inventories. These were offset by a $23.3 million increase in other current assets and an increase in inventories of $17.9 million. The increase in other current assets was primarily due to an increase of $16.9 million in current prepaid income taxes. The increase in inventory was primarily due to operating 32 more stores at July 30, 2005, compared to January 28, 2005.
Cash flows used in investing activities were $14.5 million for the twenty-six weeks ended July 29, 2006, compared to $43.3 million for the twenty-six weeks ended July 30, 2005. The reduction in cash used was primarily a result of lower capital expenditures due to opening fewer stores in fiscal year 2006 compared to fiscal year 2005.
Cash flows used in financing activities were $99.5 million for the twenty-six weeks ended July 29, 2006, compared to $17.5 million of cash provided by financing activities for the twenty-six weeks ended July 30, 2005. In the first half of fiscal year 2006, the Company borrowed an additional $25.8 million, purchased shares of Company stock for $134.0 million, entered into a structured share repurchase transaction for $14.7 million, and received $20.5 million of proceeds from the exercise of stock options. In the first half of fiscal year 2005, the Company incurred additional borrowings of $14.4 million under its 2004 Credit Agreement.
In February 2006, the Board of Directors authorized the repurchase of $150.0 million of the Company’s common shares. As of July 29, 2006, the Company had acquired $134.0 million of the Company’s common shares; and, as a result, the Company has a remaining authorization of $16.0 million under the share repurchase program. In June 2006, the Company paid $14.7 million to enter into a structured share repurchase transaction which will settle in cash or common shares depending on the market price of the Company’s common shares on the maturity date of the transaction. The structured share repurchase transaction has a maturity date in September 2006. If the market price of the Company’s common shares is above $15.34 on the maturity date, the Company will receive $15.3 million, representing its original investment of $14.7 million and a return on the investment. If the market price of the Company’s common shares is at or below $15.34 on the maturity date, the Company will receive 1.0 million of its common shares. While outstanding, the structured share repurchase transaction effectively reduces the dollar value of additional shares that may be repurchased under the current program to approximately $1.3 million as of July 29, 2006.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates, judgments, and assumptions. See Note 1 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for additional information about the Company’s accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K. Had the Company used estimates, judgments, and assumptions different from any of those contained in the Annual Report on Form 10-K, the Company’s financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.
Recent Accounting Pronouncements
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which is effective for the Company as of the beginning of fiscal year 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 will be applied to all of the Company’s uncertain tax positions as of the beginning of fiscal year 2007, with any resulting adjustment posted as the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at July 29, 2006. The Company does not expect changes in interest rates in fiscal year 2006 to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
The Company has historically purchased approximately 30.6% of its product directly from overseas suppliers, all of which were purchased in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report in order to ensure that information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules, forms and regulations.
Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see Note 9 to the accompanying consolidated financial statements.

Item 1A. Risk Factors.
There are no material changes to the risk factors as disclosed in the Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding the Company’s repurchase of its common shares during the second quarter of fiscal year 2006:
(In thousands, except price per share data)

				Approximate Dollar
			Total Cumulative	Value of Shares that
			Number of Shares	May Yet Be
	Total Number of	Average Price	Purchased as Part of	Purchased Under
	Shares	Paid per	Publicly Announced	the Plans or
Period	Purchased (a)	Share (b)	Plans or Programs	Programs (c)

April 30, 2006 — May 27, 2006	5	$13.28	2,350	$118,791
May 28, 2006 — June 24, 2006	2,737	16.25	5,087	74,306
June 25, 2006 — July 29, 2006	3,645	16.00	8,732	16,000

Total	6,387	$16.10	8,732	$16,000

(a)	On February 22, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares over a 12-month period. All repurchases reflected in the table above have been made pursuant to this publicly announced program.

(b)	This amount represents the weighted-average price paid per common share. This price includes a per share commission paid for all repurchases.

(c)	As of July 29, 2006, the Company had an unsettled structured share repurchase transaction in the amount of $14.7 million. The transaction will mature in September 2006. On the maturity date, if the market price of the Company’s common shares is above $15.34, the Company will receive $15.3 million, representing its original investment of $14.7 million and a return on the investment. On the maturity date, if the market price of the Company’s common shares is at or below $15.34, then the Company will receive 1.0 million of the Company’s common shares. Any repurchase under the structured share repurchase transaction will be reported in the quarter in which it occurs. While outstanding, the structured share repurchase transaction effectively reduces the dollar value of additional shares that may be repurchased under the current program to approximately $1.3 million as of July 29, 2006.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its Annual Meeting of Shareholders on May 25, 2006. The shareholders elected each of the nine nominees to the Board of Directors, with votes cast as follows:

Director	For	Withheld
Sheldon M. Berman	90,222,505	6,400,041
Steven S. Fishman	90,411,161	6,211,385
David T. Kollat	86,571,819	10,050,727
Brenda J. Lauderback	92,140,854	4,481,692
Philip E. Mallott	83,148,195	13,474,351
Ned Mansour*	94,404,941	2,217,605
Russell Solt	86,593,508	10,029,038
James R. Tener	86,575,189	10,047,357
Dennis B. Tishkoff	87,049,797	9,572,749

*	As disclosed in the Current Report on Form 8-K filed on August 21, 2006, effective August 15, 2006, Mr. Mansour resigned from the board due to health related issues and was replaced by Jeffrey P. Berger.
Also at the Annual Meeting, the Company’s shareholders approved the Big Lots 2006 Bonus Plan, with votes cast as follows:

For	87,415,547
Against	8,608,919
Abstentions	598,079
No other matters were submitted to a vote of the shareholders at the 2006 Annual Meeting of Shareholders.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibits marked with an asterisk (*) are filed herewith. Exhibit 10.1 is a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Document
10.1*	First Amendment to Employment Agreement with Kent Larsson.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 1, 2006

BIG LOTS, INC.
By:	/s/ Joe R. Cooper
Joe R. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)