Form 10-Q
period 2006-10-28
BIG LOTS INC
filed 2006-12-01
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant’s common shares, $0.01 par value, outstanding as of November 29, 2006, was 109,492,878.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 28, 2006

Part I. Financial Information
Item 1. Financial Statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net sales	$1,049,537	$991,408	$3,197,694	$3,035,003
Cost of sales	634,192	603,785	1,931,734	1,820,360
Gross margin	415,345	387,623	1,265,960	1,214,643
Selling and administrative expenses	388,041	390,173	1,160,546	1,169,305
Depreciation expense	24,988	28,009	74,568	81,263
Operating profit (loss)	2,316	(30,559)	30,846	(35,925)
Interest expense	185	2,359	390	4,848
Interest and investment income	(61)	-	(1,209)	(31)
Income (loss) from continuing operations before income taxes	2,192	(32,918)	31,665	(40,742)
Income tax expense (benefit)	373	(16,669)	10,638	(18,814)
Income (loss) from continuing operations	1,819	(16,249)	21,027	(21,928)
Loss from discontinued operations, net of tax benefit of $1,097, $1,575, $1,773 and $1,744, respectively	(85)	(2,539)	(1,281)	(2,812)
Net income (loss)	$1,734	$(18,788)	$19,746	$(24,740)

Income (loss) per common share - basic
Continuing operations	$0.02	$(0.14)	$0.19	$(0.19)
Discontinued operations	-	(0.03)	(0.01)	(0.03)
	$0.02	$(0.17)	$0.18	$(0.22)

Income (loss) per common share - diluted
Continuing operations	$0.02	$(0.14)	$0.19	$(0.19)
Discontinued operations	-	(0.03)	(0.01)	(0.03)
	$0.02	$(0.17)	$0.18	$(0.22)

Weighted-average common shares outstanding:
Basic	108,239	113,320	110,750	113,178
Dilutive effect of share-based awards	1,656	-	1,214	-
Diluted	109,895	113,320	111,964	113,178

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) October 28, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,526	$1,710
Inventories	994,740	836,092
Deferred income taxes	76,520	78,539
Other current assets	78,471	77,413
Total current assets	1,157,257	993,754
Property and equipment - net	534,187	584,083
Deferred income taxes	36,974	18,609
Other assets	27,726	29,051
Total assets	$1,756,144	$1,625,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303,571	$169,952
Accrued property, payroll, and other taxes	106,276	106,858
Accrued operating expenses	60,289	60,270
Insurance reserves	46,401	46,474
KB lease obligation	27,184	27,205
Accrued salaries and wages	32,077	25,171
Other current liabilities	8,441	593
Total current liabilities	584,239	436,523
Long-term obligations	36,100	5,500
Deferred rent	39,477	42,288
Insurance reserves	44,942	42,037
Other liabilities	30,374	20,425

Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 109,000 shares and 113,932 shares, respectively	1,175	1,175
Treasury shares - 8,495 shares and 3,563 shares, respectively, at cost	(128,531)	(48,294)
Additional paid-in capital	471,342	468,563
Retained earnings	677,026	657,280
Total shareholders' equity	1,021,012	1,078,724
Total liabilities and shareholders' equity	$1,756,144	$1,625,497

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance - January 29, 2005	112,780	$1,175	4,715	$(64,029)	$470,976	$667,368	$1,075,490
Net loss	-	-	-	-	-	(24,740)	(24,740)
Exercise of stock options	250	-	(250)	3,456	(643)	-	2,813
Tax benefit for exercise of stock options	-	-	-	-	124	-	124
Treasury shares used for matching contributions to savings plan	447	-	(447)	6,213	(1,041)	-	5,172
Treasury shares used for deferred compensation plan	3	-	(3)	127	-	-	127
Restricted stock awarded, net of forfeitures	90	-	(90)	1,244	(1,244)	-	-
Share-based employee compensation expense	-	-	-	-	515	-	515
Balance - October 29, 2005	113,570	1,175	3,925	(52,989)	468,687	642,628	1,059,501
Net income	-	-	-	-	-	14,652	14,652
Exercise of stock options	350	-	(350)	4,836	(632)	-	4,204
Tax benefit for exercise of stock options	-	-	-	-	145	-	145
Treasury shares used for matching contributions to savings plan	-	-	-	(40)	40	-	-
Treasury shares used for deferred compensation plan	12	-	(12)	(101)	(41)	-	(142)
Share-based employee compensation expense	-	-	-	-	364	-	364
Balance - January 28, 2006	113,932	1,175	3,563	(48,294)	468,563	657,280	1,078,724
Net income	-	-	-	-	-	19,746	19,746
Purchases of common shares	(8,746)	-	8,746	(134,169)		-	(134,169)
Structured share repurchase	-	-	-	-	627	-	627
Exercise of stock options	3,340	-	(3,340)	47,685	(7,034)	-	40,651
Tax benefit from share-based awards	-	-	-	-	6,203	-	6,203
Treasury shares used for matching contributions to savings plan	404	-	(404)	5,589	(415)	-	5,174
Treasury shares used for deferred compensation plan	70	-	(70)	658	517	-	1,175
Share-based employee compensation expense	-	-	-	-	2,881	-	2,881
Balance - October 28, 2006	109,000	$1,175	8,495	$(128,531)	$471,342	$677,026	$1,021,012

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Operating activities:
Net income (loss)	$19,746	$(24,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	70,367	80,362
Deferred income taxes	(16,346)	(18,566)
Loss (gain) on disposition of equipment	566	(554)
Employee benefits paid with common shares	5,174	5,172
Partial charge-off of HCC Note	-	6,389
Non-cash share-based compensation expense	2,881	515
Non-cash impairment charges	1,534	-
Other	-	251
Change in assets and liabilities:
Inventories	(158,648)	(194,857)
Other current assets	(1,058)	(34,142)
Other assets	1,064	1,212
Accounts payable	133,619	121,649
Other current liabilities	7,848	(173)
Accrued operating expenses	4,721	15,202
Other liabilities	1,297	15,615
Net cash provided by (used in) operating activities	72,765	(26,665)
Investing activities:
Capital expenditures	(26,135)	(58,429)
Purchase of short-term investments	(50,000)	-
Redemption of short-term investments	50,000	-
Cash proceeds from sale of equipment	879	1,274
Other	(69)	(49)
Net cash used in investing activities	(25,325)	(57,204)
Financing activities:
Proceeds from long-term obligations	193,200	1,967,700
Payment of long-term obligations	(162,600)	(1,873,700)
Proceeds from the exercise of stock options	40,651	2,814
Excess tax benefit from share-based awards	6,203	-
Payment for treasury shares acquired	(134,169)	-
Structured share repurchase	627	-
Treasury shares used for deferred compensation plan	1,175	-
Proceeds from finance obligation	13,289	-
Deferred bank fees paid	-	(374)
Net cash provided by (used in) financing activities	(41,624)	96,440
Increase in cash and cash equivalents	5,816	12,571
Cash and cash equivalents:
Beginning of period	1,710	2,521
End of period	$7,526	$15,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$3,997
Cash paid for income taxes (excluding impact of refunds)	$20,313	$22,251

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references herein to the “Company” are to Big Lots, Inc. and its subsidiaries. The Company is the nation’s largest broadline closeout retailer operating 1,403 stores in 47 states. The Company manages its business on the basis of one segment: broadline closeout retailing. The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit realized in the fourth fiscal quarter. The Company makes available, free of charge, through the “Investors” section of its web site (www.biglots.com), its filings with the Securities and Exchange Commission (“SEC”). The contents of the Company’s web site are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, filed with the SEC (“Annual Report on Form 10-K”).

Fiscal Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. The fiscal quarters ended October 28, 2006 and October 29, 2005 were both comprised of thirteen weeks. Fiscal year 2006 will be comprised of 53 weeks.

Selling and Administrative Expenses

The Company includes store expenses (such as payroll and occupancy costs), outbound distribution and transportation costs to the Company’s stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales. Outbound distribution and transportation costs included in selling and administrative expenses were $52.5 million and $54.9 million for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $161.8 million and $166.1 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

Advertising Expense

Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $18.1 million and $23.2 million for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $64.7 million and $68.7 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The Company will adopt SAB No. 108 as of February 3, 2007, and is currently evaluating the impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP. SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting. The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. SFAS No. 157 is effective on a prospective basis for the Company in the first quarter of fiscal year 2008. The Company expects no significant impact on its results of operations, balance sheets or cash flows from adopting this statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R). SFAS No. 158 requires an entity to recognize in the statement of financial position an asset for the overfunded status or a liability for the underfunded status of a defined benefit plan and to recognize annual changes in gains or losses, prior service costs, or other credits that have not yet been recognized as a component of net periodic pension cost, net of tax through other comprehensive income. The Company is required to apply the recognition provisions of SFAS No. 158 and provide the required disclosures as of the end of the fiscal year ending February 3, 2007. The February 3, 2007 funded status of the Company’s plans will depend on actual benefits paid, the actual return on plan assets, and the prevailing discount rate as of the measurement date. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated balance sheets. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. The measurement provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Currently, the Company’s plans have a measurement date of December 31. Switching to the new measurement date will require a one-time adjustment in fiscal year 2008 to retained earnings per the transition guidance in SFAS No. 158. None of the changes prescribed by SFAS No. 158 will affect the Company’s results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective for the Company as of the beginning of fiscal year 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of an income tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 will be applied to all of the Company’s income tax positions as of the beginning of fiscal year 2007, with any resulting adjustment posted as a cumulative effect of a change in accounting principle to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 2 - SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123(R) on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date. The modified prospective method does not require restatement of previous years’ financial statements. As of the effective date, the Company eliminated its balance of Unearned Compensation, which represented unrecognized compensation cost for restricted stock awards, and reclassified it to Additional Paid-In Capital in accordance with the modified prospective method. The Company made a one-time election to adopt the transition method related to accounting for the tax effects of share-based awards as described in FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and, as a result, used the short-cut method to determine its beginning excess tax benefit pool. Additionally, SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Weighted average fair value of options granted	$7.99	$4.77	$5.52	$4.73
Risk-free interest rate	4.7%	4.3%	4.6%	3.9%
Expected life (years)	4.8	5.0	4.6	5.4
Expected volatility	41.1%	43.4%	42.4%	42.4%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of stock options representing approximately 3.8 million of the Company’s common shares awarded on or before February 21, 2005, under the Big Lots, Inc. 1996 Performance Incentive Plan and the Big Lots Director Stock Option Plan. The vesting of stock options awarded to the Company’s current and former Chief Executive Officers was not accelerated. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in periods following the adoption of SFAS No. 123(R). The Company also believes this action had a positive effect on associate morale and retention. This action resulted in an insignificant amount of expense recorded in the fourth quarter of fiscal year 2005 for the impact of the shares estimated to be modified and is expected to enable the Company to eliminate pretax expense of approximately $11.7 million over the remaining period during which the stock options would have vested, subject to the impact of additional adjustments related to cancelled stock options. Additionally, a holding period was imposed that prohibits all directors, executive vice presidents, and senior vice presidents from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director’s or officer’s death, permanent and total disability, or termination of employment.

The impact of adopting SFAS No. 123(R) for the thirteen and thirty-nine weeks ended October 28, 2006 increased selling and administrative expenses by $1.4 million ($0.01 impact on earnings per share) and $2.9 million ($0.02 impact on earnings per share), respectively. Because of the accelerated vesting of stock options in the fourth quarter of fiscal year 2005, the expense for the thirteen and thirty-nine weeks ended October 28, 2006 is less than what would have been recognized without such acceleration. The total unearned compensation cost related to share-based awards outstanding at October 28, 2006 was approximately $11.4 million. This compensation cost is expected to be recognized through October 2010 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.6 years from October 28, 2006.

A summary of the stock option activity for the thirteen and thirty-nine weeks ended October 28, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2006	10,690,745	$14.52
Granted	1,011,900	12.67
Exercised	(445,189)	11.68
Forfeited	(326,275)	14.57
Outstanding stock options at April 29, 2006	10,931,181	$14.46	6.0	$19,905
Granted	12,000	15.46
Exercised	(1,325,280)	11.57
Forfeited	(62,216)	20.05
Outstanding stock options at July 29, 2006	9,555,685	$14.83	5.7	$28,744
Granted	98,000	19.27
Exercised	(1,569,155)	12.82
Forfeited	(64,592)	17.34
Outstanding stock options at October 28, 2006	8,019,938	$15.26	5.6	$50,642
Exercisable at October 28, 2006	5,960,767	$16.11	5.2	$35,417

Stock options granted to employees generally expire on the earliest of: 1) the term set by the Compensation Committee of the Board of Directors, which has historically been seven to ten years from the grant date; 2) one year following death or disability; or 3) three months following termination of employment. Stock options granted may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value (i.e. 100 percent of the volume-weighted average trading price) of the underlying common shares on the grant date. Unless there is a change in control of the Company, the stock options generally vest ratably over a four-year or five-year period. Upon a change in control of the Company, all awards outstanding automatically vest.

Stock option grants are made annually to non-employee directors, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to 100% of the fair market value (i.e. 100 percent of the final trading price) of the underlying common shares on the grant date. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of the Company’s common shares which become fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Options granted to non-employee directors expire on the earliest of: 1) 10 years and one month after the grant date; 2) one year following death or disability; or 3) the close of the Company’s trading window immediately following termination as a director.

During the thirty-nine weeks ended October 28, 2006, the Company granted options to purchase approximately 1.0 million common shares that vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years and 0.1 million common shares to non-employee directors under the terms stated above. The Company values and expenses awards with graded vesting as a single award with an average estimated life over the entire term of the award. The expense is recorded straight-line over the vesting period.

The following table summarizes information about the Company’s stock options at October 28, 2006:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$7.79	$11.25	1,523,700	5.7	$10.93	997,470	$10.85
$11.26	$11.74	1,234,545	6.8	11.64	1,204,025	11.64
$11.75	$12.66	1,845,970	6.3	12.35	701,170	12.00
$12.67	$15.05	1,751,300	7.1	14.74	1,501,460	14.74
$15.06	$43.38	1,664,423	2.2	25.66	1,556,642	26.11
		8,019,938	5.6	$15.26	5,960,767	$16.11

A summary of the restricted stock activity for the thirteen and thirty-nine weeks ended October 28, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at January 28, 2006	208,002	$11.04
Granted	287,100	12.80
Vested	-	-
Forfeited	-	-
Nonvested restricted stock at April 29, 2006	495,102	$12.06
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested restricted stock at July 29, 2006	495,102	$12.06
Granted	1,800	20.00
Vested	-	-
Forfeited	-	-
Nonvested restricted stock at October 28, 2006	496,902	$12.09

During the thirty-nine weeks ended October 28, 2006, the Company granted 288,900 performance-based restricted common shares with a weighted average grant date fair value of $12.85 per share. If the Company meets a threshold financial performance target and the employee remains employed by the Company, the restricted common shares will vest at the opening of the Company’s first trading window that is five years after the grant date. If the Company meets a higher financial performance target and the employee remains employed by the Company, the restricted common shares will vest at the opening of the Company’s first trading window that is after the Company files its Annual Report on Form 10-K with the SEC for the year in which the higher target is met. Compensation expense for the performance-based restricted common shares is recorded based on the estimated achievement date of the performance criteria. In the third quarter of fiscal year 2006, the Company changed the estimated achievement date from five years to two years, resulting in $0.5 million of incremental expense in the third quarter of fiscal year 2006.

During fiscal year 2005, the Company granted 100,000 restricted common shares with a weighted average grant date fair value of $11.25 per share. These restricted common shares vest in one-third increments upon the attainment of mutually agreed common share price targets or fully after five years of service or upon a change in control of the Company. The 2005 restricted common share grant will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is terminated for cause prior to full vesting of the grant.

During fiscal year 2004, the Company granted 172,000 restricted common shares with a weighted average grant date fair value of $10.85 per share. These restricted common shares vest equally over three years. During fiscal year 2005, 53,998 of these restricted common shares granted in fiscal year 2004 vested and 10,000 of the restricted common shares granted in fiscal year 2004 were forfeited. The restricted common shares granted during fiscal year 2004 will fully vest if the employee is involuntarily terminated without cause or upon a change in control of the Company. The 2004 restricted common share grants will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is terminated for cause prior to full vesting of the grant.

During the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, the following activity occurred under the Company’s share-based compensation plans:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
(In thousands)
Total intrinsic value of stock options exercised	$9,042	$12	$15,967	$315
Total fair value of restricted stock vested	-	-	-	-

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents net loss and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the thirteen and thirty-nine weeks ended October 29, 2005:

	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
(In thousands, except per share amounts)
Net loss:
As reported	$(18,788)	$(24,740)
Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(923)	(2,802)
Pro forma net loss	$(19,711)	$(27,542)

Loss per common share - basic:
As reported	$(0.17)	$(0.22)
Pro forma	$(0.17)	$(0.24)

Loss per common share - diluted:
As reported	$(0.17)	$(0.22)
Pro forma	$(0.17)	$(0.24)

NOTE 3 - DISCONTINUED OPERATIONS

The Company’s pretax loss from discontinued operations for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 were comprised of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
(In thousands)
Closed stores	$(1,082)	$(4,114)	$(3,579)	$(4,556)
KB Toys matters	(100)	-	525	-
Total pretax income (loss)	$(1,182)	$(4,114)	$(3,054)	$(4,556)

Closed Stores

During fiscal year 2005, the Company closed 174 stores, of which 130 stores met the criteria under SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets, for discontinued operations reporting. As such, the results specifically identifiable with respect to these 130 stores were classified as discontinued operations for all periods presented. The table below identifies the significant components of loss from discontinued operations for the 130 closed stores for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
(In thousands)
Net sales	$-	$49,638	$-	$156,186
Gross margin	-	19,093	-	62,488
Operating profit (loss)	(1,082)	(4,114)	(3,579)	(4,556)
Loss from discontinued operations, net of tax	$(654)	$(2,539)	$(2,179)	$(2,812)

Closed stores included operating activities such as net sales, gross margin, and operating profit (loss) in fiscal year 2005 that were reported as discontinued operations. In fiscal year 2006, these same stores incurred exit-related costs and a pretax pension settlement charge in the third fiscal quarter of approximately $0.7 million discussed in more detail in Note 7 below. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of October 28, 2006, the Company had approximately 52 closed stores with leases that have not yet been terminated or subleased.

At the end of fiscal year 2005, the Company had $20.0 million of remaining obligations associated with these 130 closed stores recorded on its books for severance, benefits, and lease termination costs. During the thirty-nine weeks ended October 28, 2006, the Company paid approximately $11.2 million to settle a portion of these remaining obligations and recorded accretion of $0.4 million on the lease liability, which was originally recorded at a discount.

KB Toys Matters

The Company sold the KB Toys business to KB Acquisition Corporation in December 2000. KB Toys filed for bankruptcy protection in January 2004. As a result of the Company’s then-existing mortgage guarantee obligation, the Company obtained title to a distribution center in Pittsfield, Massachusetts (“Pittsfield DC”). The Company has no intention of using this property in its current operations, and it is available for immediate sale in its present condition. In the third quarter of fiscal year 2006, the Company recorded tax benefits of $0.3 million related to the resolution of certain tax matters related to KB Toys and $0.3 million related to a reduction of an income tax valuation allowance related to the Pittsfield DC.

In the first quarter of fiscal year 2006, the Company recorded $0.7 million in income in discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

In the second quarter of fiscal year 2005, the Company recorded a charge of $6.4 million in selling and administrative expenses to reduce the carrying value of a note receivable, which the Company received as partial consideration for the sale of the KB Toys business (“HCC Note”), to $0.9 million. Under the KB Toys bankruptcy plan, confirmed by the bankruptcy court on August 18, 2005, the Company expects to receive approximately $0.9 million on its claim for payment of the HCC Note from the bankruptcy trust.

See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for further discussion of matters concerning the KB Toys business.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

In the second quarter of fiscal year 2006, the Company incurred $1.5 million of asset impairment charges, included in selling and administrative expenses on the consolidated statement of operations, for the write-down of long-lived assets of eight stores. Assets are reviewed for impairment at the store level when impairment indicators are present. At each store where impairment indicators are present, the Company compares the net book value of long-lived assets to estimated future cash flows in order to determine whether the assets are recoverable. If the assets are not recoverable by the estimated future cash flows, impairment is recognized to write down the long-lived assets to fair value.

NOTE 5 - SALE OF REAL ESTATE

In September 2006, under the threat of eminent domain, the Company sold a Company-owned and operated store in California for an estimated $12.8 million gain. As part of the sale, the Company entered into a lease which permits it to occupy and operate the store through January 2009 in exchange for $1 per year rent plus the cost of taxes, insurance, and common area maintenance. Due to the Company’s continuing involvement with the property at below market rent, the sale is being recognized as a finance obligation under the provisions of SFAS No. 66, Accounting for Sales of Real Estate. As a result, the gain on the sale will be deferred until the end of the lease, which is currently expected to be in the fourth quarter of fiscal year 2008. The net sales proceeds of approximately $13.3 million were recorded as a long-term real estate liability included in other liabilities on the consolidated balance sheet as of October 28, 2006.

NOTE 6 - INCOME TAXES

The effective income tax expense (benefit) rates for income (loss) from continuing operations for the thirteen weeks ended October 28, 2006 and October 29, 2005, were 17.0% and (50.6)%, respectively. The effective income tax expense (benefit) rates for income (loss) from continuing operations for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, were 33.6% and (46.2)%, respectively. The year to date fiscal year 2006 income tax rate was principally impacted by a net reduction of income tax loss contingencies related to the resolution of certain tax matters, which was partially offset by the write-down of deferred income tax assets resulting from state tax reform enacted during the second quarter. The year to date fiscal year 2005 income tax benefit rate was impacted by the resolution of certain tax matters including settlement of certain state income tax contingencies, the write-down of deferred income tax assets resulting from state tax reform enacted during the second quarter, an increase in the valuation allowance for state net operating loss deferred tax assets, and a decline in the anticipated level and a change in jurisdictional mix of earnings.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
(In thousands)
Service cost - benefits earned in the period	$750	$828	$2,248	$2,483
Interest cost on projected benefit obligation	792	787	2,375	2,362
Expected investment return on plan assets	(1,079)	(1,067)	(3,238)	(3,201)
Amortization of actuarial loss	351	331	1,054	994
Amortization of prior service cost	33	33	101	101
Amortization of transition obligation	3	3	10	10
Settlement loss	1,327	-	1,327	-
Net periodic pension cost	$2,177	$915	$3,877	$2,749

In the third quarter of fiscal year 2006, the Company incurred a pretax non-cash settlement charge of $1.3 million. The settlement charge was caused by benefit payments made by the qualified defined benefit plan to plan participants in excess of combined annual service cost and interest cost for fiscal year 2006. A portion of the settlement charge was due to benefit payments to former employees of the 130 closed stores previously reclassified as discontinued operations, and, accordingly, $0.7 million, pretax, of the expense was reported in loss from discontinued operations on the Company’s consolidated statement of operations.

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Discount rate	5.7%	5.7%	5.7%	5.7%
Rate of increase in compensation levels	3.5%	4.0%	3.5%	4.0%
Expected long-term rate of return	8.5%	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/05	12/31/04	12/31/05	12/31/04

The Company’s funding for the defined benefit pension plans is not expected to be materially different than disclosed in the Annual Report on Form 10-K.

NOTE 8 - SHAREHOLDERS’ EQUITY

There were no adjustments made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share, and there were no securities outstanding which were excluded from the computation of earnings per share for any period presented herein. For the thirteen and thirty-nine weeks ended October 28, 2006, stock options outstanding, which were anti-dilutive and excluded from the computation of diluted earnings per share, were 1.1 million and 2.7 million, respectively. Diluted shares outstanding are equal to basic shares outstanding for the thirteen and thirty-nine weeks ended October 29, 2005, because the Company incurred a loss from continuing operations and to include the effect of stock options and unvested restricted common shares would be anti-dilutive.

As part of the share repurchase program announced by the Company in February 2006, the Company acquired approximately 8.7 million of its outstanding common shares at a cost of $134.0 million during the thirty-nine weeks ended October 28, 2006. These shares have been recorded as treasury shares, at cost.

In June 2006, the Company paid $14.7 million to enter into a structured share repurchase transaction which settled in cash on its maturity date in September 2006. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on the consolidated balance sheet. The Company entered into the structured share repurchase transaction as part of its share repurchase program announced in February 2006. Because the market price of the Company’s common shares was above $15.34 on the maturity date, the Company received $15.3 million on the maturity date, representing its original investment of $14.7 million and a return on the investment.

NOTE 9 - BUSINESS SEGMENT DATA

The Company manages its business based on one segment: broadline closeout retailing. The following presents net sales by category:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
($ in thousands)
Consumables	$334,355	$321,488	$979,232	$925,620
Home	348,317	327,730	1,014,396	933,807
Seasonal and toys	118,858	122,345	479,936	491,116
Other	248,007	219,845	724,130	684,460
Net sales	$1,049,537	$991,408	$3,197,694	$3,035,003

The Consumables category includes the food, health and beauty, plastics, paper, and pet departments. The Home category includes the furniture, domestics, and home decorative departments. The Seasonal and toys category includes the toys, lawn & garden, trim-a-tree, and various holiday-oriented departments. The Other category includes the electronics, basic apparel, home maintenance, small appliances, and tools departments. The Company internally evaluates and externally communicates overall sales and merchandise performance based on these key-merchandising categories and believes that the analysis of these categories facilitates the understanding of the Company’s results.

NOTE 10 - CONTINGENCIES

In November 2004, a civil putative collective action complaint was filed against the Company in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that the Company had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees its furniture department managers, sales managers, and assistant managers (“Texas matter”). Subsequent to its filing, the plaintiffs in the Texas matter amended the complaint to limit its scope to furniture department managers. The plaintiffs in the Texas matter seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for the Company as a furniture department manager at any time between November 2, 2001, and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the Texas matter. In the third quarter of fiscal year 2006, the Company and the plaintiffs reached a tentative settlement of the Texas matter. The tentative settlement is subject to court approval and acceptance by the class. The Company recorded, in the third quarter of fiscal year 2006, a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability of the Texas matter. The Company believes that it had adequate liability reserves for the Texas matter at October 28, 2006.

In October 2005, a class action complaint was served upon the Company for adjudication in the Superior Court of the State of California, County of Ventura, wherein it was alleged that the Company had violated certain California wage and hour laws (“California matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of fiscal year 2006, the Company and the plaintiff reached a tentative settlement of the California matter. On November 6, 2006, the District Court in California issued an order granting preliminary approval of the tentative settlement. The tentative settlement remains subject to acceptance by the class and final court approval. The Company recorded, in the third quarter of fiscal year 2006, a pretax charge of $6.5 million included in selling and administrative expenses for the estimated settlement liability of the California matter. The Company believes that it had adequate liability reserves for the California matter at October 28, 2006.

In November 2004, a civil putative collective action complaint was filed against the Company in the United States District Court for the Eastern District of Louisiana, wherein it was alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for the Company since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 15, 2006, approximately 1,100 individuals had joined the Louisiana matter. The Company has the right to file a motion seeking to decertify the class after discovery has been conducted. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in the Louisiana matter; however, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

In September 2006, a class action complaint was filed against the Company in the Superior Court of the State of California, County of Los Angeles, wherein it was alleged that the Company had violated certain California wage and hour laws by misclassifying California store managers as exempt. The plaintiff seeks to recover, on his own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses and loss of unused vacation time. Pending discovery on the plaintiffs’ claims, the Company cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. The Company intends to vigorously defend itself against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

The Company is involved in other legal actions and claims, including various additional employment-related matters, arising in the ordinary course of business. The Company currently believes that such actions and claims, both individually and in the aggregate, will be resolved without material adverse effect on the Company’s financial condition, results of operations or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "target," "forecast" and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

OVERVIEW

The Company is the nation’s largest broadline closeout retailer operating 1,403 stores in 47 states. The Company manages its business on the basis of one segment: broadline closeout retailing. The Company has historically experienced, and expects to continue to experience, seasonal fluctuations, with a larger percentage of its net sales and operating profit realized in the fourth fiscal quarter.

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes.

STORES

The following table presents stores opened and closed during each respective thirty-nine week period ending:

	October 28, 2006	October 29, 2005

Stores open at the beginning of the fiscal year	1,401	1,502
Stores opened during the period	10	65
Stores closed during the period	(8)	(17)
Stores open at the end of the period	1,403	1,550

As discussed elsewhere in this report, the operating results and costs associated with 130 stores closed in January 2006 were classified as discontinued operations. At the end of the third quarter of fiscal year 2005, the Company’s continuing operations reflected 1,420 stores.

BUSINESS DEVELOPMENTS

Operating Initiatives and Results
The following is an overview of significant operating initiatives that have been executed or are in progress that the Company believes are leading or contributing to improved operating performance in the first three fiscal quarters of fiscal year 2006 compared to the same period in the prior fiscal year.

Actions taken in fiscal year 2005:

—	Evaluation of individual store performance and the closure of 174 stores, the majority of which were underperforming.
—	Execution of a series of markdowns lowering in-store inventory levels in certain categories and improving turnover.
—	Realignment of its field operations and elimination of some redundancies between closeout and furniture store operations.
—	Reduction of personnel at its stores, distribution centers, and general office.
—	Exit from the frozen food business.

Actions being taken in fiscal year 2006:

—	Open fewer stores in fiscal year 2006 and focus efforts on improving operating results of existing stores.
—	Test and execute newly developed merchandising plans focusing on obtaining higher gross margin dollars and improved inventory turnover.
—	Test and evaluate marketing approach including in-store signage, mix and amount of television advertising, and advertising circular print and distribution methods.
—	Continue to focus on improving efficiencies in the Company’s purchasing and distribution practices intending to increase store productivity.
—
Initiate a project to test a new point of sale register system that could result in the replacement of the Company’s existing point of sale hardware and software, with installation likely in fiscal years 2007 and 2008.

The Company believes these initiatives and activities have had the following impact on the Company’s operating performance for the first three fiscal quarters of fiscal year 2006:

—	Comparable store sales increased 4.4%.
—	Gross margin dollars improved on a per store basis when compared to the comparable period in the prior year.
—	Record inventory turnover was achieved.
—	Selling and administrative expenses as a percent of sales improved 220 basis points to 36.3% of sales versus 38.5% of sales in the comparable period in the prior year.
—	Depreciation expense as a percent of sales decreased 40 basis points to 2.3% of sales versus 2.7% of sales in the comparable period in the prior year.
—	Earnings per share from continuing operations improved to $0.19 per share compared to a loss of $0.19 per share in the comparable period in the prior year.
—	Average borrowings outstanding were lower when compared to the prior year inclusive of the impact of the share repurchase program announced in February 2006.

See the discussion and analysis below for additional details of the Company’s operating results.

Litigation Charges
In the third quarter of fiscal year 2006, the Company reached tentative settlements of two employment-related civil actions brought against the Company. The tentative settlements are subject to court approval and acceptance by the class. The Company recorded, in the third quarter of fiscal year 2006, a pretax charge of $9.7 million included in selling and administrative expenses for the estimated settlement liability for these matters. The Company believes that the liability for these matters was adequately reserved at October 28, 2006. See Note 10 to the accompanying consolidated financial statements for additional detail on these matters.

RESULTS OF OPERATIONS

The following table compares components of the consolidated statements of operations of the Company as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	60.9	60.4	60.0
Gross margin	39.6	39.1	39.6	40.0
Selling and administrative expenses	37.0	39.4	36.3	38.5
Depreciation expense	2.4	2.8	2.3	2.7
Operating profit (loss)	0.2	(3.1)	1.0	(1.2)
Interest expense	0.0	0.2	0.0	0.2
Interest and investment income	0.0	0.0	0.0	0.0
Income (loss) from continuing operations before income taxes	0.2	(3.3)	1.0	(1.3)
Income tax expense (benefit)	0.0	(1.7)	0.3	(0.6)
Income (loss) from continuing operations	0.2	(1.6)	0.7	(0.7)
Loss from discontinued operations	0.0	(0.3)	0.0	(0.1)
Net income (loss)	0.2%	(1.9)%	0.6%	(0.8)%

THIRTEEN WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

Net Sales
Net sales increased to $1,049.5 million for the thirteen weeks ended October 28, 2006, compared to $991.4 million for the thirteen weeks ended October 29, 2005. This net sales increase of $58.1 million, or 5.9%, resulted primarily from a 5.8% increase in comparable store sales for the third quarter of fiscal year 2006. Comparable store sales are calculated using all stores that have been open for at least two years as of the beginning of the fiscal year. Comparable store sales in the third quarter of fiscal year 2006 were driven by continued strength in the value of the average basket. Average item retail increased across all merchandise categories as the Company’s ”Raise the Ring” strategy offered a merchandise mix to the customer that included items with slightly higher average item retail in part due to larger quantities or pack sizes. The Company believes the increase in the value of the average basket was also driven by improved performance of its advertising circulars as well as from the incremental sales of merchandise sourced from a large drug store liquidation, included in the Other category, which contributed approximately 1% of the comparable store sales increase for the quarter. From a merchandising perspective, Consumables, Home, and Other were the best performing categories, each posting comparable store sales increases in the mid-single digits. Within these categories, the HBC, hardlines, furniture, domestics, stationery, and basic apparel departments were the best performing departments. Sales results in the Seasonal and toys category continued to trail last year at least partly due to the Company planning lower merchandise inventory levels in the third quarter for this category.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the third quarter of fiscal year 2006 to the same period in fiscal year 2005:

	Thirteen Weeks Ended
	October 28, 2006		October 29, 2005		Change
($ in thousands)
Consumables	$334,355	31.9%	$321,488	32.4%	$12,867	4.0%
Home	348,317	33.2	327,730	33.1	20,587	6.3
Seasonal and toys	118,858	11.3	122,345	12.3	(3,487)	(2.9)
Other	248,007	23.6	219,845	22.2	28,162	12.8
Net sales	$1,049,537	100.0%	$991,408	100.0%	$58,129	5.9%

Gross Margin
Gross margin increased to $415.3 million for the thirteen weeks ended October 28, 2006, compared to $387.6 million for the thirteen weeks ended October 29, 2005, an increase of $27.7 million or 7.1%. Gross margin as a percentage of net sales increased to 39.6% in the third quarter of fiscal year 2006 compared to 39.1% in the third quarter of fiscal year 2005. The third quarter of fiscal year 2006 was the first quarter in 2006 where the gross margin percentage improved when compared to the comparable period in the prior year. The gross margin rate increase was principally a result of a better performing merchandising strategy and lower freight costs partially offset by slightly higher markdowns. The improvement in merchandise performance was primarily due to an increase in the initial markup percentage on acquired merchandise as the Company continues its focus of offering brand name closeout merchandise across all departments. The slightly lower freight costs are primarily due to moderation of fuel costs and favorable import freight rates in the current year and the impact of Hurricane Katrina on domestic freight in the third quarter of fiscal year 2005. A higher markdown rate in the third quarter was primarily due to the Company’s strategy to drive inventory turn and deliver higher gross margin dollars.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $388.0 million for the thirteen weeks ended October 28, 2006, compared to $390.2 million for the thirteen weeks ended October 29, 2005, a decrease of $2.2 million or 0.6%. As a percentage of net sales, selling and administrative expenses were 37.0% for the third quarter of fiscal year 2006 compared to 39.4% for the third quarter of fiscal year 2005. Selling and administrative expense leverage was achieved primarily through the $58.1 million increase in sales, the Company’s merchandising strategy, tightly managed store payroll, lower advertising expense, the savings associated with the prior fiscal year headcount reductions, and improved efficiency in the distribution centers. As a result of the Company’s “Raise the Ring” strategy which included offering a merchandise mix to the customer that included items with slightly higher average item retail, the Company processed fewer cartons and maintained lower unit inventories while delivering higher sales. The Company believes this strategy, as well as lower in-store and distribution center inventory levels, allows the stores and distribution centers to operate more efficiently. Additionally, the Company shifted approximately $4 million of advertising expense from the third quarter of fiscal year 2006 to the fourth quarter of fiscal year 2006 to support the holiday sales strategy. These cost savings were partially offset by higher bonus expense and $9.7 million of litigation charges, as discussed in detail in Note 10 to the consolidated financial statements.

Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $52.5 million for the third quarter of fiscal year 2006 compared to $54.9 million for the third quarter of fiscal year 2005. As a percentage of net sales, outbound distribution and transportation costs decreased by 50 basis points to 5.0% of net sales in the third quarter of fiscal year 2006 as compared to 5.5% for the same period in fiscal year 2005. The rate decrease was due to higher productivity in the distribution system driven by handling fewer numbers of cartons along with the impact of some cost savings initiatives in the transportation area.

Depreciation Expense
Depreciation expense for the third quarter of fiscal year 2006 was $25.0 million compared to $28.0 million for the comparable period of fiscal year 2005. The $3.0 million decrease was primarily related to a lower level of capital expenditures in fiscal year 2006, driven by a reduction in the number of new stores opened in fiscal year 2006. Additionally, certain assets placed in service during fiscal years 2000 and 2001, which had useful lives of five years, have become fully depreciated.

Interest Expense and Interest and Investment Income
Interest expense, including the amortization of debt issuance costs, was $0.2 million for the thirteen weeks ended October 28, 2006, compared to $2.4 million for the thirteen weeks ended October 29, 2005. The decline in interest expense was due to lower average borrowings. The Company had zero borrowings for a significant portion of the third quarter of fiscal year 2006, and as a result, invested excess funds generated investment income of $0.1 million compared to zero in the comparable period in the prior year.

Income Taxes
The effective income tax expense rate for income from continuing operations for the thirteen weeks ended October 28, 2006 was 17.0%, compared to an effective income tax benefit rate of 50.6% for the comparable period in fiscal year 2005. The third quarter 2006 income tax rate was primarily impacted by a net reduction of income tax loss contingencies related to the resolution of certain tax matters. The third quarter fiscal year 2005 benefit rate was driven by the settlement of a state income tax loss contingency and the release of loss contingencies due to the expiration of the statute of limitations, partially offset by an increase in the valuation allowance for state net operating loss deferred tax assets.

Discontinued Operations
The Company’s loss from discontinued operations was comprised of the following:

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
(In thousands)
Closed stores	$(1,082)	$(4,114)
KB Toys matters	(100)	-
Total pretax income (loss)	$(1,182)	$(4,114)

As discussed in Note 3 to the consolidated financial statements, the closed stores line item included operating activities such as net sales, gross margin, and operating profit (loss) in the third quarter of fiscal year 2005 that were reported as discontinued operations. In the third quarter of fiscal year 2006, the Company incurred a pretax $0.7 million pension settlement charge directly attributed to these same stores. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of October 28, 2006, the Company had approximately 52 closed stores with leases that have not yet been terminated or subleased.

In the third quarter of fiscal year 2006, the Company recorded tax benefits of $0.3 million related to the resolution of certain tax matters related to KB Toys and $0.3 million related to a reduction of an income tax valuation allowance related to the Pittsfield DC.

See Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for further discussion of KB Toys matters and the Pittsfield DC.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

Net Sales
Net sales increased to $3,197.7 million for the thirty-nine weeks ended October 28, 2006, compared to $3,035.0 million for the thirty-nine weeks ended October 29, 2005. This net sales increase of $162.7 million, or 5.4%, resulted from a 4.4% increase in comparable store sales and from sales for new stores opened in fiscal years 2004 and 2005 and the first three quarters of fiscal year 2006, which are excluded from the comparable stores sales calculations, net of stores closed during the same period. Comparable store sales in the first three quarters of fiscal year 2006 were driven by continued strength in the value of the average basket. The Company believes the increase in the value of the average basket was driven by its “Raise the Ring” strategy, which included offering its customer a merchandise mix that included items with slightly higher average item retail, and improved performance of its advertising circulars. The fiscal year 2006 year to date results were positively impacted by the addition of one advertising circular compared to the comparable period in the prior year. Additionally, comparable store sales benefited from sales from merchandise sourced from a large drug store liquidation, which contributed to the improvement in third quarter fiscal year 2006 sales. From a merchandising perspective, the Consumables, Home and Other categories had the best results. Within these categories, the furniture, hardlines, domestics, stationery, HBC, food, and apparel were the leading departments. Sales results in the Seasonal and toys category trailed last year.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the thirty-nine weeks ended October 28, 2006, to the thirty-nine weeks ended October 29, 2005:

	Thirty-Nine Weeks Ended
	October 28, 2006		October 29, 2005		Change
($ in thousands)
Consumables	$979,232	30.6%	$925,620	30.5%	$53,612	5.8%
Home	1,014,396	31.7	$933,807	30.8	80,589	8.6
Seasonal and toys	479,936	15.0	$491,116	16.2	(11,180)	(2.3)
Other	724,130	22.7	$684,460	22.5	39,670	5.8
Net sales	$3,197,694	100.0%	$3,035,003	100.0%	$162,691	5.4%

Gross Margin
Gross margin increased to $1,266.0 million for the thirty-nine weeks ended October 28, 2006, compared to $1,214.6 million for the thirty-nine weeks ended October 29, 2005, an increase of $51.4 million or 4.2%. Gross margin as a percentage of net sales decreased to 39.6% in the thirty-nine weeks ended October 28, 2006 compared to 40.0% in the thirty-nine weeks ended October 29, 2005. The gross margin rate decrease was principally a result of a higher markdown rate as the Company implements its merchandising strategy of driving inventory turn and more aggressively liquidating slower-moving items. The gross margin rate was also negatively impacted by a combination of higher in-bound freight costs associated with higher fuel costs, lower sales in the higher margin Seasonal and toys category, and cost pressures in acquiring certain merchandise.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $1,160.5 million for the thirty-nine weeks ended October 28, 2006, compared to $1,169.3 million for the thirty-nine weeks ended October 29, 2005, a decrease of $8.8 million or 0.8%. As a percentage of net sales, selling and administrative expenses were 36.3% for the thirty-nine weeks ended October 28, 2006 compared to 38.5% for the comparable period in fiscal year 2005. Selling and administrative expense leverage in fiscal year 2006 was achieved primarily through the $162.7 million increase in sales, the Company’s merchandising strategy, tightly managed store payroll, lower advertising expense, the savings associated with the prior fiscal year headcount reductions, and improved efficiency in the distribution centers. As a result of the Company’s “Raise the Ring” strategy which includes offering a merchandise mix to the customer that included items with slightly higher average item retail, the Company processed fewer cartons and maintained lower unit inventories while delivering higher sales. The Company believes that strategy, as well as lower in-store and distribution center inventory levels, allows the stores and distribution centers to operate more efficiently. These cost savings were partially offset by higher bonus expense. In fiscal year 2006, the Company recorded pretax litigation charges of $9.7 million in selling and administrative expenses to recognize its estimated liabilities related to two lawsuits, as discussed in Note 10 to the consolidated financial statements. In fiscal year 2005, the Company recorded a pretax charge of $6.4 million in selling and administrative expenses to reduce the carrying value of the HCC Note (See Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for further discussion of KB Toys matters).

Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $161.8 million for the thirty-nine weeks ended October 28, 2006, compared to $166.1 million for the thirty-nine weeks ended October 29, 2005. As a percentage of net sales, outbound distribution and transportation costs decreased by 40 basis points to 5.1% of net sales in the thirty-nine weeks ended October 28, 2006, as compared to 5.5% for the same period in fiscal year 2005. The rate decrease was a function of higher productivity in the distribution system partially offset by the impact of higher fuel costs.

Depreciation Expense
Depreciation expense for the thirty-nine weeks ended October 28, 2006, was $74.6 million compared to $81.3 million for the comparable period of fiscal year 2005. The $6.7 million decrease was primarily related to a lower level of capital expenditures in fiscal year 2006, driven by a reduction in the number of new stores opened. Additionally, certain assets placed in service during fiscal years 2000 and 2001, which had useful lives of five years, have become fully depreciated.

Interest Expense and Interest and Investment Income
Interest expense, including the amortization of debt issuance costs, was $0.4 million for the thirty-nine weeks ended October 28, 2006, compared to $4.8 million for the thirty-nine weeks ended October 29, 2005. Average borrowings under the Company’s $500.0 million unsecured credit facility entered into in fiscal year 2004 (“2004 Credit Agreement”) were $4.3 million during the thirty-nine weeks ended October 28, 2006 compared to $150.6 million during the thirty-nine weeks ended October 29, 2005. As a result of the Company’s favorable cash position in the first three quarters of fiscal year 2006, investment income of $1.2 million was generated compared to an immaterial amount in the comparable period in the prior year.

Income Taxes
The effective income tax expense rate for income from continuing operations for the thirty-nine weeks ended October 28, 2006 was 33.6%, compared to an effective income tax benefit rate of 46.2% for the comparable period in fiscal year 2005. The year to date fiscal year 2006 income tax rate was principally impacted by a net reduction of an income tax loss contingency related to the resolution of certain tax matters partially offset by the write-down of deferred income tax assets as a result of state tax reform enacted during the second quarter. The year to date fiscal year 2005 income tax benefit rate was impacted by the resolution of certain tax matters including settlement of certain state income tax contingencies, the write-down of deferred income tax assets resulting from state tax reform enacted during the second quarter, an increase in the valuation allowance for state net operating loss deferred tax assets, and a decline in the anticipated level and jurisdictional mix of earnings.

Discontinued Operations
The Company’s loss from discontinued operations was comprised of the following:

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
(In thousands)
Closed stores	$(3,579)	$(4,556)
KB Toys matters	525	-
Total pretax income (loss)	$(3,054)	$(4,556)

As discussed in Note 3 to the consolidated financial statements, the closed stores line item included operating activities such as net sales, gross margin, and operating loss for the thirty-nine weeks ended October 29, 2005, that were reported as discontinued operations. In fiscal year 2006, these same stores incurred exit-related costs. In the third quarter of fiscal year 2006, the Company incurred a pretax $0.7 million pension settlement charge directly attributed to these same stores. Additionally, some of these stores are leased properties with extended terms, which continue to incur costs such as utilities and security until the leases are terminated. As of October 28, 2006, the Company had approximately 52 closed stores with leases that have not yet been terminated or subleased.

In the third quarter of fiscal year 2006, the Company recorded tax benefits of $0.3 million related to the resolution of certain tax matters related to KB Toys and $0.3 million related to a reduction of an income tax valuation allowance related to the Pittsfield DC.

In the first quarter of fiscal year 2006, the Company recorded $0.7 million, pretax, as income from discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

See Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for further discussion of KB Toys matters and the Pittsfield DC.

CAPITAL RESOURCES AND LIQUIDITY

The Company uses the 2004 Credit Agreement and related credit facility primarily to manage ongoing and seasonal working capital. At October 28, 2006, the total borrowings outstanding under the 2004 Credit Agreement were $36.1 million. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $58.5 million, were $405.4 million at October 28, 2006. Borrowings by the Company have historically peaked in the third fiscal quarter as the Company builds inventory levels prior to the holiday selling season. Given the seasonality of the Company’s business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and the Company’s need to acquire merchandise inventory. In order to prepare for the 2006 holiday season, the Company saw its borrowings and letters of credit peak at $97.6 million early in the fourth quarter of fiscal year 2006. The Company anticipates that total indebtedness under the facility will be less than $65.0 million through the end of fiscal year 2006, all of which will be comprised of letters of credit. The Company was in compliance with its financial covenants under the 2004 Credit Agreement at October 28, 2006. For a detailed description of the 2004 Credit Agreement, see Note 4 to the consolidated financial statements in the Annual Report on Form 10-K.

Cash flows provided by operating activities were $72.8 million for the thirty-nine weeks ended October 28, 2006, and resulted primarily from net income of $19.7 million including depreciation and amortization expense of $70.4 million, an increase in accounts payable of $133.6 million, and an increase in other current liabilities of $7.8 million, partially offset by an increase in inventories of $158.6 million and a net increase in deferred income tax benefits of $16.3 million. The increase in accounts payable was directly related to the increase in inventories due to seasonal merchandise requirements. The increase in other current liabilities was primarily due to the increase in income taxes payable.

Cash flows used in operating activities were $26.7 million for the thirty-nine weeks ended October 29, 2005, and resulted primarily from net loss of $24.7 million and the seasonal build in inventories of $194.9 million, partially offset by the increase in accounts payable of $121.6 million and depreciation and amortization expense of $80.4 million.

Cash flows used in investing activities were $25.3 million for the thirty-nine weeks ended October 28, 2006, compared to $57.2 million for the thirty-nine weeks ended October 29, 2005. The reduction in cash used was primarily a result of lower capital expenditures due to opening fewer stores in fiscal year 2006 compared to fiscal year 2005.

Cash flows used in financing activities were $41.6 million for the thirty-nine weeks ended October 28, 2006, compared to $96.4 million of cash provided by financing activities for the thirty-nine weeks ended October 29, 2005. In the first three quarters of fiscal year 2006, the Company borrowed an additional $30.6 million, purchased common shares of the Company for $134.2 million, and received $46.8 million of proceeds from the exercise of stock options and related excess tax benefits and received $13.3 million of proceeds from the sale of a Company owned store. In the first three quarters of fiscal year 2005, the Company incurred additional borrowings of $94.0 million under its 2004 Credit Agreement.

In February 2006, the Board of Directors authorized the repurchase of $150.0 million of the Company’s common shares. As of October 28, 2006, the Company had acquired $134.0 million of the Company’s common shares under this program; and, as a result, the Company has a remaining authorization of $16.0 million under the share repurchase program. In June 2006, the Company paid $14.7 million to enter into a structured share repurchase transaction which settled in cash in September 2006 on the maturity date of the transaction. Because the market price of the Company’s common shares was above $15.34 on the maturity date, the Company received $15.3 million, representing its original investment of $14.7 million and a return on the investment. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on the consolidated balance sheet.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates, judgments, and assumptions. See Note 1 to consolidated financial statements included in the Annual Report on Form 10-K for additional information about the Company’s accounting policies.

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

Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The Company will adopt SAB No. 108 as of February 3, 2007, and is currently evaluating the impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP. SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting. The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. SFAS No. 157 is effective on a prospective basis for the Company in the first quarter of fiscal year 2008. The Company expects no significant impact on its results of operations, balance sheets or cash flows from adopting this statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R). SFAS No. 158 requires an entity to recognize in the statement of financial position an asset for the overfunded status or a liability for the underfunded status of a defined benefit plan and to recognize annual changes in gains or losses, prior service costs, or other credits that have not yet been recognized as a component of net periodic pension cost, net of tax through other comprehensive income. The Company is required to apply the recognition provisions of SFAS No. 158 and provide the required disclosures as of the end of the fiscal year ending February 3, 2007. The February 3, 2007 funded status of the Company’s plans will depend on actual benefits paid, the actual return on plan assets, and the prevailing discount rate as of the measurement date. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated balance sheets. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. The measurement provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Currently the Company’s plans have a measurement date of December 31. Switching to the new measurement date will require a one-time adjustment in fiscal year 2008 to retained earnings per the transition guidance in SFAS No. 158. None of the changes prescribed by SFAS No. 158 will affect the Company’s results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective for the Company as of the beginning of fiscal year 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of an income tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 will be applied to all of the Company’s income tax positions as of the beginning of fiscal year 2007, with any resulting adjustment posted as a cumulative effect of a change in accounting principle to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk from exposure to changes in interest rates associated with the 2004 Credit Agreement. The Company had no fixed rate long-term debt at October 28, 2006. The Company does not expect changes in interest rates in fiscal year 2006 to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company has historically purchased approximately 30% of its product directly from overseas suppliers, all of which were purchased in U.S. dollars.

Item 4. Controls and Procedures.

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

Part II. Other Information

Item 1. Legal Proceedings.

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see Note 10 to the accompanying consolidated financial statements.

Item 1A. Risk Factors.

There are no material changes to the risk factors as disclosed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2006, the Company announced a $150.0 million share repurchase program. The Company did not purchase any shares under this program in the third quarter of fiscal year 2006. Prior to the third quarter, the Company had purchased 8.7 million shares at a cost of $134.0 million as part of the program, leaving $16.0 million available for repurchases under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits marked with an asterisk (*) are filed herewith. Exhibit 10.1 is a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Document

10.1	Big Lots, Inc. Non-Employee Director Compensation Package, effective August 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 1, 2006

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)