Form 10-K
period 2007-02-03
BIG LOTS INC
filed 2007-04-04
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,732,930,973 on July 29, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).

The number of the Registrant’s Common Shares outstanding as of March 28, 2007 was 112,633,441.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

PART I

ITEM 1. BUSINESS

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” “our,” or “Company”), is the nation’s largest broadline closeout retailer. In addition to closeout merchandise, we stock products that our customers would expect to be able to obtain on a consistent basis at our stores. Our merchandise may not always be the same brand or may be off-brand because we attempt to provide our customers with the best value available. At February 3, 2007, we operated a total of 1,375 stores in 47 states. Our goal is to build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. Our website is located at www.biglots.com. The contents of our website are not part of this report.

We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal year 2006, which ended February 3, 2007, was comprised of 53 weeks. Fiscal years 2005 and 2004, which ended January 28, 2006 and January 29, 2005, respectively, were comprised of 52 weeks.

We manage our business on the basis of one segment: broadline closeout retailing. Please refer to the consolidated financial statements and related Notes in this Annual Report on Form 10-K (“Form 10-K”) for our financial information. We internally evaluate and externally communicate overall sales and merchandise performance based on the following key merchandising categories: Consumables, Home, Seasonal and toys, and Other. The Consumables category includes food, health and beauty, plastics, paper, and pet departments. The Home category includes furniture, domestics, and home décor departments. Seasonal and toys includes toys, lawn & garden, trim-a-tree, and various holiday-oriented departments. The Other category primarily includes electronics, apparel, home maintenance, small appliances, and tools. See Note 12 to the consolidated financial statements in this Form 10-K for the net sales results of these categories for fiscal years 2006, 2005, and 2004.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated Stores Corporation.

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278-6800. All of our operations were located within the United States of America at February 3, 2007, and January 28, 2006.

Associates

At February 3, 2007, we had 38,738 active associates comprised of 15,467 full-time and 23,271 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 48,362 in fiscal year 2006. Approximately 60% of the associates employed throughout the year are employed on a part-time basis. Our relationship with our associates is considered to be good, and we are not a party to any labor agreements.

Closeout Retailing

We attempt to maximize the amount of closeout merchandise available in our stores and attempt to offer merchandise with great value to our customers. In addition, we work closely with our suppliers to obtain merchandise, including top brand merchandise that is easily recognizable by our customers. Closeout retailers purchase merchandise that generally results from production overruns, packaging changes, discontinued products, or returns. As a result, closeout retailers can generally purchase most merchandise at lower costs and offer most merchandise at lower prices than those paid and offered by traditional discount retailers.

Retail Operations

The following table compares the number of stores in operation at the beginning and end of each of the prior five fiscal years:

	Fiscal Year
	2006	2005	2004	2003	2002
Stores open at the beginning of the fiscal year	1,401	1,502	1,430	1,380	1,335
Stores opened during the fiscal year	11	73	103	86	87
Stores closed during the fiscal year	(37)	(174)	(31)	(36)	(42)
Stores open at the end of the fiscal year	1,375	1,401	1,502	1,430	1,380

As part of our real estate strategy initiated in fiscal year 2005, we have focused our efforts on managing our existing store base to drive improved profitability as opposed to opening a high number of new stores. As a result, we opened fewer stores in fiscal year 2006 than in prior years; and, we expect to continue to open a similar number of stores in fiscal year 2007.

The following table details the store locations by state at February 3, 2007:

Alabama	29	Maine	3	Ohio	107
Arizona	34	Maryland	12	Oklahoma	17
Arkansas	10	Massachusetts	14	Oregon	13
California	188	Michigan	42	Pennsylvania	61
Colorado	22	Minnesota	6	Rhode Island	1
Connecticut	6	Mississippi	15	South Carolina	29
Delaware	2	Missouri	25	Tennessee	42
Florida	104	Montana	2	Texas	112
Georgia	57	Nebraska	3	Utah	10
Idaho	5	Nevada	14	Vermont	4
Illinois	35	New Hampshire	7	Virginia	36
Indiana	44	New Jersey	13	Washington	19
Iowa	3	New Mexico	13	West Virginia	18
Kansas	10	New York	45	Wisconsin	15
Kentucky	40	North Carolina	60	Wyoming	2
Louisiana	24	North Dakota	2	Total stores	1,375
				Number of states	47

Of our 1,375 stores, 511 stores operate in four states: California, Ohio, Texas, and Florida.

Competition

We operate in the highly competitive retail industry and face strong sales competition from other general merchandise, discount, food, arts and crafts, and dollar store retailers. Additionally, we compete with a number of companies for retail site locations, attracting and retaining quality employees, and acquiring our broad assortment of closeout merchandise from suppliers.

Purchasing

An integral part of our business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. We believe that we have built strong relationships with many brand-name vendors and we have capitalized on our purchasing power in the closeout marketplace to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of a vendor’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to these vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We supplement our traditional brand-name closeout purchases with various direct import and domestically-sourced merchandise items in departments such as furniture, home décor, and seasonal. We expect that the unpredictability of the retail and manufacturing environments coupled with our dominant purchasing power position will continue to enhance our ability to source quality closeout merchandise at competitive prices.

We have a buying team with extensive closeout purchasing experience, which we believe has enabled us to develop successful long-term relationships with many of the largest and most recognized vendors in the United States. We believe that, as a result of these relationships and our experience and reputation in the closeout industry, many vendors offer buying opportunities to us prior to attempting to dispose of their merchandise through other channels.

Our merchandise is purchased from domestic and foreign suppliers that provide us with multiple sources for each product category. In fiscal year 2006, our top ten vendors accounted for 12% of total purchases (at cost) while the largest vendor accounted for approximately 2% of the aggregate.

During fiscal year 2006, we purchased approximately 24% of our merchandise directly from overseas suppliers, including 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks as described further in Item 1A in this Form 10-K.

Warehouse and Distribution

The majority of the merchandise sold by us is received and processed for retail sale, as necessary, and distributed to the retail locations from our warehouses and distribution facilities. Even though we significantly reduced the inventory levels carried in our distribution centers in fiscal year 2006, we continue to carry a substantial amount of merchandise inventory in our distribution centers so that we can distribute merchandise quickly and efficiently to our stores in order to maximize sales. We have located and managed our distribution facilities to enable quick turn of time-sensitive products while attempting to minimize transportation costs and the distance from distribution facilities to our stores. We monitor inventory levels and take markdowns on aged or slow moving items in order to improve the inventory turnover rate. During fiscal year 2006, we initiated a vendor compliance program aimed at improving the timeliness and flow of inventory through our distribution facilities.

For a further discussion of the warehouses and distribution facilities, refer to the Warehouse and Distribution section under Item 2 in this Form 10-K.

Advertising and Promotion

Our advertising and promotion program in fiscal year 2006 was designed to continue to build awareness of the Big Lots® brand by featuring the broad range of quality, brand-name merchandise available at closeout prices, which we believe provides customers a significant value. We use a variety of marketing approaches through television, internet, and print media to promote our brand to the public. These approaches may vary by market and by season.

In order to expand our customer base and increase our overall level of top-of-mind brand awareness, we use national television advertising that covers all stores in all markets.

Our marketing program also utilizes printed advertising circulars in all markets that are served by our stores. In fiscal year 2006, we distributed multi-page circulars covering 26 weeks. The method of distribution included a combination of newspaper insertions and mailings. These circulars were designed by us and were distributed regionally to take advantage of market differences caused by product availability, climate, and customer preferences. In fiscal year 2006, we shifted total advertising dollars that historically would have been incurred in lower sales volume quarters to the seasonally higher sales volume fourth quarter. In fiscal year 2007, we expect to distribute circulars covering 26 weeks. In addition, store promotions, including in-store signage, emphasize special bargains and significant values offered to customers. Lastly, we overhauled our website

(www.biglots.com) in the second half of fiscal year 2006 in order to improve the efficiency of communicating with our customers using the internet. We believe we have an opportunity to expand our use of the internet in our marketing efforts to our customers.

Over the past five fiscal years, total advertising expense as a percentage of total net sales has ranged from 2.2% to 2.6%. In fiscal year 2006, advertising expense as a percentage of total net sales was 2.2%.

We utilize trademarks, service marks, and other intangible assets in our retail operations. We consider our intellectual property to be valuable and where applicable, we have registered or have applications pending to register our trademarks and service marks with the United States Patent and Trademark Office. We believe that having distinctive intellectual property is an important factor in identifying our business and distinguishing us from others.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of television and circular advertising, and the timing of certain holidays. We historically purchase a higher proportion of merchandise, and thus carry higher inventory levels, and incur higher outbound shipping and payroll expenses in the third fiscal quarter in anticipation of the increased sales activity during the fourth fiscal quarter.

The seasonality of our business influences our demand for seasonal borrowings. We historically have drawn upon our credit facilities to fund seasonal working capital needs and have substantially repaid these borrowings during the fourth fiscal quarter. We expect that we may have borrowings at various times throughout fiscal year 2007 under our $500.0 million unsecured credit facility entered into in fiscal year 2004 (the “2004 Credit Agreement”). Given the seasonality of our business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of the year, our need to acquire merchandise inventory, and the timing of the execution of the $600.0 million share repurchase program authorized by our Board of Directors in March 2007.

Available Information

We make available, free of charge, through the “Investors” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”).

Information relating to our corporate governance, including: Corporate Governance Standards; charters of the Board’s Audit, Compensation, and Nominating/Corporate Governance Committees; Code of Business Conduct and Ethics; Code of Ethics for Financial Professionals; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers may be found in the “Investors” section of our web site (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions. The Code of Business Conduct and Ethics is applicable to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals for our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein), contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics

(to the extent applicable to the Company’s directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investors” section of our web site (www.biglots.com) under the “Corporate Governance” caption. The Company will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our website are not part of this report.

ITEM 1A. RISK FACTORS

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2006 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our businesses. There can be no assurances that we have correctly and completely identified, assessed, and accounted for all factors that do or may affect our business, financial condition, results of operations, and liquidity. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Additional risks not presently known to us or that we believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, results of operations, and liquidity. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on our business or operations. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect our business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

If we are unable to continue to successfully execute our operating strategies, our operating performance could be significantly impacted.

While our operating results improved during fiscal year 2006, our historical financial performance includes periods of poor performance. For example, operating profit declined during fiscal years 2004 and 2005. The decline in operating profit was due to lower gross margin percentages, higher selling and administrative expense, and higher depreciation expense. Additionally, the operating results of fiscal year 2005 were negatively impacted by charges associated with our “WIN” Strategy, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are attempting to reverse this historical operating trend through the execution of a number of strategies in our merchandising, marketing, and real estate areas while reducing selling and administrative costs. In fiscal year 2006, we were able to deliver comparable store sales growth and expand operating margins. There is a risk that we will be unable to do this in the future, if our strategies are not successful.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail business is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, employees, products, and other aspects of our business with a number of other companies. Certain of our competitors have greater financial, distribution, marketing, and other resources that may be devoted to sourcing, promoting, and selling their merchandise. It is possible that increased competition or improved performance by our competitors may reduce our market share, gross margin, and projected operating results, and may materially adversely affect our business and results of operations in other ways.

A decline in general economic condition, consumer spending levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially adversely affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the United States’ economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including consumer debt levels, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. The economies of four states (Ohio, Texas, California, and Florida) are particularly important as approximately 37% of our current stores operate in these states and 38.5% of our fiscal year 2006 net retail sales occurred in these states.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

The products we sold are sourced from a variety of vendors. We cannot control the supply, design, function, or cost of many of the products that we offer for sale. We depend upon the availability and pricing of closeout merchandise. To the extent that our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. If disruptions occur in the availability of closeout merchandise, it is likely to have a material adverse effect on our sales and may result in customer dissatisfaction.

We rely on foreign sources for significant amounts of merchandise; therefore, our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher profit margins. During fiscal year 2006, we purchased approximately 24% of our products directly from overseas suppliers including 19% from vendors located in China. Our ability to find qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the United States. Increased import duties, increased shipping costs, more restrictive quotas, loss of “most favored nation” trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices, political instability, the financial stability of suppliers, merchandise quality issues, tariffs, and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could adversely affect our business and financial performance.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially adversely impact our business and financial performance.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain appropriate in-stock levels. We obtain approximately 24% of our inventory from vendors outside of the United States. These vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. If we do not accurately anticipate future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

From time to time, we may be involved in lawsuits and regulatory actions, including various class action lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see Notes 10 and 11 to the consolidated financial statements in this Form 10-K.

We may be subject to risks associated with changes in laws, regulations, and accounting standards that may adversely affect our business and financial performance.

Changes in governmental regulations and accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity.

The creditworthiness of our formerly owned KB Toys business may adversely affect our business and financial performance.

In December 2000, we sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB Toys”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. At the time of the bankruptcy filing, we had indemnification and guarantee obligations (“KB Lease Obligations”) with respect to approximately 390 KB Toys store leases and other real property leases. The typical KB Lease Obligation provides that the terms of the underlying lease may be extended, amended, or modified without the consent of the guarantor. KB Toys emerged from bankruptcy during fiscal year 2005. Since its emergence, we continue to have KB Lease Obligations with respect to approximately 84 remaining KB Toys store leases and KB Toys’ main office building. If KB Toys fails to perform on the remaining leases guaranteed or indemnified by us, it could result in a material adverse impact on our financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcy, see Note 11 to the consolidated financial statements in this Form 10-K.

Our inability, if any, to comply with the terms of the 2004 Credit Agreement may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We may borrow funds under the 2004 Credit Agreement at various times during fiscal year 2007 depending on operating cash flow requirements and the timing of the execution of the $600.0 million share repurchase authorized by the Board of Directors in March 2007. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and require the immediate repayment of any outstanding loans. If our financial performance is not in compliance with these covenants, it may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to maintain or upgrade our information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology, including the new point-of-sale system, or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our business.

If we are unable to retain suitable store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores, and a significant number of these leases expire each fiscal year. Our financial performance is dependent upon growing sales in each store. If we are not able to negotiate favorable lease renewals, including the proper determination of which leases to renew, our financial position, results of operations, and liquidity may be negatively affected.

If we are unable to secure customer, employee, and company data our reputation could be damaged and we could be subject to penalties or lawsuits.

The protection of our customer, employee, and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and constantly changing requirements across our business. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, and/or lawsuits.

If we lose key personnel, it might have a material adverse impact on our future results of operations.

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of services of any of these individuals could have a material adverse impact on our business. Competition for key personnel in the retail industry is intense and our future success will also depend on our ability to recruit, train, and retain other qualified personnel.

The price of our common shares as traded on the New York Stock Exchange may be volatile.

Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or anticipated financial results or in actual or anticipated results of other companies in the retail industry or markets that we serve. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

We may also be subject to a number of other factors which may individually or in the aggregate, materially affect our business. These factors include, but are not limited to:

  The effect of fuel price fluctuations on our transportation costs and customer purchases;

  Events or circumstances could occur which could create bad publicity for us which may negatively impact various business results including sales;

  Infringement of our intellectual property, including the Big Lots trademark, could dilute our value;

  Our ability to attract and retain suitable employees;

  Our ability to establish effective advertising, marketing, and promotional programs; and

  Other risks described from time to time in our filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Operations

Our stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 29,700 gross square feet, of which an average of 21,400 square feet is selling square feet. The average cost to open a new store in a leased facility during fiscal year 2006 was approximately $0.9 million, including cost of inventory.

With the exception of 52 owned store sites, all stores are leased. Store leases generally provide for fixed monthly rental payments plus the payment, in most cases, of real estate taxes, common area maintenance (“CAM”), and property insurance. In some locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments generally are required only when sales exceed a specified level. The typical lease is for an initial term of five to ten years with multiple five-year renewal options. 67 store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved as indicated in the agreed upon lease conditions.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and thereafter. The information includes stores with more than one lease and leases for stores not yet open. It excludes month-to-month leases and owned locations.

Fiscal Year:
2007	193
2008	253
2009	257
2010	209
2011	209
Thereafter	203

Warehouse and Distribution

At February 3, 2007, we operated warehouse and distribution facilities strategically placed across the United States totaling approximately 10.2 million square feet. Our primary warehouse and distribution facilities are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. The facilities utilize advanced warehouse management technology, which enables high accuracy and efficient product processing from vendors to our retail stores. The combined output of our facilities was approximately 2.6 million cartons per week in fiscal year 2006.

The number of owned and leased warehouse and distribution facilities and the corresponding square footage of the facilities by state at February 3, 2007, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	2	2	4	3,559	731	4,290
California	1	1	2	1,423	467	1,890
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Total	6	3	9	8,985	1,198	10,183

Other Properties

We own the facility in Columbus, Ohio that serves as our general office for corporate associates.

As a result of funding a mortgage guarantee obligation associated with the KB Toys bankruptcy, we obtained title to a distribution center in Pittsfield, Massachusetts (the “Pittsfield DC”) in fiscal year 2005. We had no intention of using this property in our operations, and it was sold in fiscal year 2006. For additional information regarding the Pittsfield DC, see Note 11 to the consolidated financial statements in this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, please refer to Notes 10 and 11 to the consolidated financial statements in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers at February 3, 2007 were as follows:

			Officer
Name	Age	Offices Held	Since
Steven S. Fishman	56	Chairman, Chief Executive Officer and President	2005
John C. Martin	56	Executive Vice President, Merchandising	2003
Donald A. Mierzwa	57	Executive Vice President, Store Operations	1998
Brad A. Waite	49	Executive Vice President, Human Resources, Loss Prevention,
		Real Estate and Risk Management	1998
Lisa M. Bachmann	45	Senior Vice President, Merchandise Planning/Allocation and
		Chief Information Officer	2002
Robert C. Claxton	52	Senior Vice President, Marketing	2005
Joe R. Cooper	49	Senior Vice President and Chief Financial Officer	2000
Charles W. Haubiel II	41	Senior Vice President, General Counsel and Corporate Secretary	1999
Norman J. Rankin	50	Senior Vice President, General Merchandise Manager	1998
Harold A. Wilson	58	Senior Vice President, Distribution and Transportation Services	1995
Timothy A. Johnson	39	Vice President, Strategic Planning and Investor Relations	2004
Paul A. Schroeder	41	Vice President, Controller	2005

Steven S. Fishman became Chairman, Chief Executive Officer and President in July 2005. Prior to joining us, Mr. Fishman was the President, Chief Executive Officer and Chief Restructuring Officer of Rhodes, Inc., a furniture retailer. Rhodes, Inc. filed for bankruptcy on November 4, 2004. Mr. Fishman was also Chairman and Chief Executive Officer of Frank’s Nursery & Crafts, Inc., a lawn and garden specialty retailer, which filed for bankruptcy on September 8, 2004, and President and Founder of SSF Resources, Inc., an investment and consulting firm.

John C. Martin is responsible for merchandising. Prior to joining us in 2003, Mr. Martin was the President of Garden Ridge Corporation, an arts and crafts retailer. Garden Ridge Corporation filed for bankruptcy on February 2, 2004. Mr. Martin also served as President and Chief Operating Officer of Michaels Stores, Inc., an arts and crafts retailer, and President, Retail Stores Division of OfficeMax Incorporated, an office supply retailer.

Donald A. Mierzwa is responsible for store operations, including store standards, customer service, personnel development, program implementation, and execution. Mr. Mierzwa has been with us since 1989 and has served as Executive Vice President of Store Operations since 1999.

Brad A. Waite is responsible for human resources, loss prevention, real estate, risk management, and administrative services. Mr. Waite joined us in 1988 as Director of Employee Relations and held various Human Resources management and senior management positions prior to his promotion to Executive Vice President in July 2000.

Lisa M. Bachmann is responsible for information technology, merchandise planning, and merchandise allocation functions. Ms. Bachmann joined us as Senior Vice President of Merchandise Planning, Allocation and Presentation in March 2002, and was promoted to her current role in August 2005. Prior to joining us, Ms. Bachmann was Senior Vice President of Planning and Allocation at Ames Department Stores, Inc., a discount retailer.

Robert C. Claxton is responsible for marketing, merchandise presentation, and sales promotion. Prior to joining us in 2005, Mr. Claxton served as General Manager and Executive Vice President of Initiative Media, an advertising and communications company, and Chief Marketing Officer and Senior Vice President of Montgomery Ward, a retailer.

Joe R. Cooper was promoted to Senior Vice President and Chief Financial Officer in February 2004, and is responsible for our finance functions. He oversees treasury, tax, and investor relations, as well as the reporting, planning, and control functions of the business. Mr. Cooper joined us as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President, Treasurer.

Charles W. Haubiel II is responsible for our legal affairs. He was promoted to Senior Vice President, General Counsel and Corporate Secretary in November 2004. Mr. Haubiel joined us in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999, and to Vice President, General Counsel and Corporate Secretary in 2000. In addition to his responsibility for legal affairs, Mr. Haubiel is in charge of our lease administration department and our wholesale and alternative product sourcing operations.

Norman J. Rankin is responsible for merchandising in the consumables and hardware departments. Mr. Rankin joined us in 1998 as Vice President of Consumables upon our merger with Mac Frugal’s Bargains Close-outs, Inc., a discount retailer. In 1999, Mr. Rankin was promoted to Senior Vice President.

Harold A. Wilson is responsible for warehousing, distributing, and transporting merchandise. Mr. Wilson joined us in 1995. Prior to joining us, Mr. Wilson was the Vice President of Distribution for retailer Limited Stores and held a senior position in the distribution department at retailer Neiman-Marcus.

Timothy A. Johnson is responsible for our strategic planning and investor relations functions. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined us in 2000 as Director of Strategic Planning.

Paul A. Schroeder is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable, and inventory control. Mr. Schroeder joined us as Director, Accounting Operations in April 2005, and was promoted to Vice President, Controller in September 2005. Prior to joining us, Mr. Schroeder was Director of Finance at American Signature, Inc., a furniture retailer, and held various finance positions at Limited Brands, Inc., a clothing and fashion retailer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective August 18, 2006, our common shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “BIG.” Prior to the August 18, 2006 change, our symbol on the NYSE was “BLI.” The following table reflects the high and low sales prices per common share as reported on the NYSE composite tape for the fiscal periods indicated:

	Fiscal Year
	2006		2005
	High	Low	High	Low
First Quarter	$14.95	$12.40	$13.38	$10.06
Second Quarter	17.20	13.25	14.29	10.13
Third Quarter	21.18	15.70	13.19	10.38
Fourth Quarter	$26.36	$20.03	$13.88	$11.16

We have followed a policy of reinvesting available cash in the business or executing share repurchase programs when authorized by the Board of Directors. We historically have not paid dividends. Currently, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted. We expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase program will be available to meet obligations under equity compensation plans and for general corporate purposes.

On February 22, 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. During fiscal year 2006, we purchased 9.4 million common shares having an aggregate cost of $150.0 million with an average price paid per share of $15.90. The following table sets forth information regarding our repurchase of our common shares during the fourth quarter of fiscal year 2006:

(In thousands, except price per share data)

				(d) Approximate
			(c) Total	Dollar Value
	(a) Total	(b)	(Cumulative)	of Shares that
	Number	Average	Number of Shares	May Yet Be
	of Shares	Price Paid	Purchased as Part of	Purchased Under
	Purchased	per Share	Publicly Announced	the Plans or
Period	(1)	(2)	Plans or Programs	Programs
October 29, 2006 - November 25, 2006	703	$22.78	9,435	$—
November 26, 2006 - December 23, 2006	—	—	9,435	—
December 24, 2006 - February 3, 2007	12	23.14	9,435	—
Total	715	$22.78	9,435	$—
____________________

(1)	Included in the total number of shares purchased during the fourth quarter of fiscal year 2006 are approximately twelve thousand shares which were withheld for tax payments with respect to share-based compensation. All other shares purchased in the fourth quarter of fiscal year 2006 were made pursuant to the program publicly announced on February 22, 2006.

(2)	This amount represents the weighted-average price paid per common share in the fourth quarter of fiscal year 2006 and includes a per share commission paid for all repurchases.

In June 2006, we paid $14.7 million to enter into a structured share repurchase transaction which settled in cash on its maturity date in September 2006. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on the consolidated balance sheet. We entered into the structured share repurchase transaction as part of our share repurchase program announced in February 2006. Because the market price of our common shares was above $15.34 on the maturity date, we received $15.3 million on the maturity date, representing our original investment of $14.7 million and a $0.6 million return on our investment.

In May 2004, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares. In accordance with this authorization, we purchased 5.4 million common shares having an aggregate cost of $75.0 million with an average price paid per share of $13.82.

The repurchased common shares in fiscal years 2004 and 2006 were placed into treasury and are used for general corporate purposes including the issuance of shares related to employee benefit plans.

As of April 2, 2007, there were approximately 1,175 registered holders of record of our common shares.

The following graph compares, for the five fiscal year period ended February 3, 2007, the cumulative total shareholder return for our common stock, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended February 1, 2003, January 31, 2004, January 29, 2005, January 28, 2006, and February 3, 2007. The graph assumes that $100 was invested on January 31, 2002, in each of our common stock, the S&P 500 Index, and the S&P 500 Retailing Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Indexed Returns
		Years Ending
	Base
	Period
	January	January	January	January	January	January
Company / Index	2002	2003	2004	2005	2006	2007
Big Lots, Inc.	$100.00	$115.31	$130.35	$102.95	$126.75	$239.85
S&P 500 Index	100.00	77.53	104.33	109.90	121.66	134.67
S&P 500 Retailing	$100.00	$ 71.73	$107.22	$123.06	$131.84	$141.24

ITEM 6. SELECTED FINANCIAL DATA

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related Notes included herein. Fiscal year 2006 is comprised of 53 weeks while the other years presented below are comprised of 52 weeks.

	Fiscal Year (a)
	2006	2005	2004	2003	2002
(In thousands, except per share amounts and store counts)
Net sales	$4,743,048	$4,429,905	$4,149,252	$3,942,653	$3,647,771
Cost of sales	2,851,616	2,698,239	2,462,114	2,292,123	2,109,601
Gross margin	1,891,432	1,731,666	1,687,138	1,650,530	1,538,170
Selling and administrative expenses	1,622,339	1,596,136	1,518,589	1,439,444	1,323,543
Depreciation expense	101,279	108,657	99,362	88,960	81,552
Operating profit	167,814	26,873	69,187	122,126	133,075
Interest expense	(581)	(6,272)	(24,845)	(16,443)	(20,954)
Interest and investment income	3,257	313	618	1,061	843
Income from continuing operations before income
taxes	170,490	20,914	44,960	106,744	112,964
Income tax expense	57,872	5,189	13,528	20,833	44,683
Income from continuing operations	112,618	15,725	31,432	85,911	68,281
Income (loss) from discontinued operations,
net of tax	11,427	(25,813)	(7,669)	(5,691)	7,452
Net income (loss)	$124,045	$(10,088)	$23,763	$80,220	$75,733
Income (loss) per common share — basic:
Continuing operations	$1.02	$0.14	$0.28	$0.74	$0.59
Discontinued operations	0.10	(0.23)	(0.07)	(0.05)	0.06
	$1.12	$(0.09)	$0.21	$0.69	$0.65
Income (loss) per common share — diluted:
Continuing operations	$1.01	$0.14	$0.27	$0.73	$0.59
Discontinued operations	0.10	(0.23)	(0.06)	(0.05)	0.06
	$1.11	$(0.09)	$0.21	$0.68	$0.65
Weighted-average common shares outstanding:
Basic	110,336	113,240	114,281	116,757	115,865
Diluted	111,930	113,677	114,801	117,253	116,707
Balance sheet data:
Total assets	$1,720,526	$1,625,497	$1,733,584	$1,800,543	$1,655,571
Working capital	674,815	557,231	622,269	718,620	654,626
Long-term obligations	—	5,500	159,200	204,000	204,000
Shareholders’ equity	$1,129,703	$1,078,724	$1,075,490	$1,108,779	$1,020,088
Store data:
Total gross square footage	40,770	41,413	42,975	40,040	37,882
Total selling square footage	29,376	29,856	30,943	29,019	27,593
Stores opened during the fiscal year	11	73	103	86	87
Stores closed during the fiscal year	(37)	(174)	(31)	(36)	(42)
Stores open at end of the fiscal year	1,375	1,401	1,502	1,430	1,380
____________________

(a)	References throughout this document to fiscal years 2006, 2005, 2004, 2003, and 2002 refer to the fiscal years ended February 3, 2007; January 28, 2006; January 29, 2005; January 31, 2004; and February 1, 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related Notes included herein. Please refer to Item 1A of this Form 10-K for a discussion of forward-looking statements and certain risk factors that may have a material effect on our business, financial condition, results of operations, and liquidity.

We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal year 2006 was comprised of 53 weeks. Fiscal years 2005 and 2004 were each comprised of 52 weeks.

BUSINESS DEVELOPMENTS

Operating Initiatives and Results

The following is an overview of significant operating initiatives that have been executed or are in progress that we believe led or contributed to improved operating performance in fiscal year 2006 compared to the prior fiscal year.

Actions taken in fiscal year 2005:

  Evaluation of individual store performance and the closure of 174 stores including all of our stand alone furniture stores. The majority of these closed stores were underperforming.

  Execution of a series of markdowns lowering in-store inventory levels in certain categories and improving turnover.

  Realignment of our field operations and elimination of some redundancies between closeout and furniture store operations.

  Reduction of personnel at our stores, distribution centers, and general office.

  Exit from the frozen food business.

Actions taken in fiscal year 2006:

  Opened fewer stores compared to prior years primarily as a result of rising real estate costs for prospective new sites and our focused efforts on improving operating results of existing stores.

  Tested and executed newly developed merchandising plans focusing on obtaining higher gross margin dollars and improved inventory turnover.

  Tested and evaluated marketing approach including in-store signage, mix and amount of television advertising, and advertising circular print and distribution methods.

  Continued to focus on improving efficiencies in our purchasing and distribution practices intending to increase store productivity.

  Initiated a pilot project to test a new point-of-sale register system that will replace our existing point-of-sale hardware and software, with installation in all stores during fiscal years 2007 and 2008.

We believe these initiatives and activities have contributed to our operating performance for fiscal year 2006 when compared to the operating performance of fiscal year 2005:

  Comparable store sales increased 4.6%.

  Sales per selling square foot improved by 8.2%.

  Gross margin dollars improved $159.8 million with fewer stores included in continuing operations.

  Inventory turnover rate improved to 3.4 times versus 3.0 times in fiscal year 2005.

  Selling and administrative expenses as a percent of sales improved 180 basis points to 34.2% of sales versus 36.0% of sales in fiscal year 2005.

  Depreciation expense as a percent of sales decreased 40 basis points to 2.1% of sales versus 2.5% of sales in fiscal year 2005.

  Diluted earnings per share from continuing operations improved to $1.01 per share compared to $0.14 per share in fiscal year 2005.

  Cash provided by operating activities was $381.5 million and we ended fiscal year 2006 with $281.7 million of cash and cash equivalents.

  Acquired 9.4 million of our common shares for a total cost of $150.0 million under the repurchase program announced in February 2006.

See the discussion and analysis below for additional details of our operating results.

Litigation

In the third quarter of fiscal year 2006, we reached tentative settlements of two employment-related civil class actions brought against us. The tentative settlements are subject to court approval and acceptance by the class. We recorded, in the third quarter of fiscal year 2006, a pretax charge of $9.7 million included in selling and administrative expenses for the estimated settlement liability for these matters. We believe that the liability for these matters was adequately reserved at February 3, 2007. See Note 10 to the accompanying consolidated financial statements for additional detail on these matters.

In the fourth quarter of fiscal year 2006, we recorded pretax income of $2.6 million in selling and administrative expenses upon receipt of our portion of the Visa/MasterCard antitrust litigation settlement funds that compensate merchants for the excessive fees they paid for certain Visa and MasterCard transactions.

What’s Important Now (WIN) Strategy

In 2005, we initiated a strategic assessment of our operations. Specifically, we focused on opportunities for improved financial performance as a result of a detailed analysis of our real estate, operating expenses, and merchandising. This strategic assessment resulted in specific initiatives collectively referred to by us as our “WIN Strategy.”

Real Estate

As a result of the real estate analysis conducted as part of the WIN Strategy, we closed 174 stores during fiscal year 2005, a significant portion of which were underperforming. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of 130 of these closed stores were reclassified to discontinued operations in fiscal year 2005 and all prior periods reported. The table below identifies the significant components of loss from discontinued operations related to the 130 closed stores for fiscal years 2006, 2005, and 2004, respectively.

	Fiscal Year
	2006	2005	2004
(In thousands)
Net sales	$—	$215,154	$225,820
Gross margin	—	74,109	90,299
Operating loss	(2,659)	(41,130)	(1,662)
Loss from discontinued operations, net of tax	$(1,606)	$(25,381)	$(1,021)

Our results related to discontinued operations in fiscal year 2006 primarily represent exit-related costs and ongoing costs associated with leased properties yet to be terminated or subleased. Our results of discontinued operations in fiscal year 2005 include pretax losses in the amount of $41.1 million, including $43.6 million of exit-related pretax costs.

The table below summarizes the type and amount of charges recorded as a result of the store closures and identifies remaining exit liabilities as of February 3, 2007:

	Write-down
	of Property,	Severance	Lease
	Inventory, and	and	Termination
	Deferred Rent	Benefits	Costs	Total
(In thousands)
Charges	$ 19,600	$ 3,300	$ 20,700	$ 43,600
Payments	—	(1,539)	(2,499)	(4,038)
Non-cash reductions	(19,600)	—	—	(19,600)
Remaining Obligations at January 28, 2006	—	1,761	18,201	19,962
Settlement savings	—	—	(1,346)	(1,346)
Accretion expense	—	—	411	411
Payments	—	(1,761)	(11,329)	(13,090)
Remaining Obligations at February 3, 2007	$ —	$ —	$ 5,937	$ 5,937

Write-downs of property and inventory include assets used in normal operations of retail stores and remaining unrecoverable net book values of fixtures, equipment, and signs. The inventory write-downs above were specific to the markdowns associated with liquidation sales conducted at the closed stores, which qualified for discontinued operations accounting treatment. We record markdowns throughout the year in the normal course of business. The markdowns associated with the liquidation sales were the only markdowns included in the table above.

Future cash outlays related to the above lease termination costs are anticipated to be $3.4 million in fiscal year 2007, $1.8 million in fiscal year 2008, $0.6 million in fiscal year 2009, and $0.1 million thereafter.

Operating Expenses

Our review of our operating expenses resulted in personnel reductions in our general office, field operations, and distribution centers in fiscal year 2005. Certain resources were realigned based on the fiscal year 2005 store closings and lower expected store growth in the near term. Additionally, some redundancies between the closeout store operations and the furniture store operations were eliminated.

Merchandising

In fiscal year 2005, as part of a review of our merchandising strategy, we: 1) closed our stand-alone furniture stores; 2) executed a series of markdowns lowering in-store inventory levels in certain categories and improving inventory turnover; and 3) exited the frozen food business. We developed our merchandise strategy with the goals of growing sales per square foot and increasing gross margin dollars. We performed customer research and found that brand names, “treasure hunt,” price, value, and savings were most important to our customers. Certain elements of the merchandising strategy were tested and executed in fiscal year 2006. In fiscal year 2006, we refined the detailed merchandising plans in order for each merchant to understand his or her targeted levels of closeout merchandise, engineered closeout merchandise (items that we often develop along with our vendors), and consistency type products that our customers expect us to have. Our preference is to maximize the amount of closeout merchandise which we believe provides great value to the customer. We have communicated many of these expectations to our vendors so that they understand our expectations and can collaborate with us to get the desired types and quantities of merchandise to our stores.

One of the key elements to the success of the fiscal year 2006 merchandising strategy was the “raise the ring” strategy. The “raise the ring” strategy involves offering a merchandise mix to the customer that includes items with slightly higher average item retail sales price. One method used to accomplish this was to offer larger package or quantity sizes. For example, instead of offering an item for sale on a per piece basis, we may offer the same product in a package of three or six pieces. Another part of the “raise the ring” strategy involved offering types of merchandise that helped increase average item retail, based on our belief that as long as the value proposition is compelling, our customers are willing to purchase higher ticket merchandise from us.

Improved merchandising led to efficiencies in the cost side of the business as well. Inventory quantities were managed to lower levels helping to drive productivity in the distribution centers and stores. Our merchants worked with vendors to acquire items that were pre-ticketed for sale and more efficiently and effectively allocated to and displayed in our stores. Markdowns were taken timely in order to keep merchandise in our stores fresh and to improve inventory turnover. Fewer cartons were processed by our distribution centers and stores while higher sales dollars were achieved.

Our marketing efforts continued to involve a mix of circulars, in-store marketing, and television advertising. During fiscal year 2006, we shifted circular and television advertising dollars to the November and December (the “Nine Weeks of Christmas”) timeframe in order to commit more marketing expenditures during the period they could be expected to have the most impact. Many of the products offered in these circulars were a result of the merchandising strategies discussed above. The planning and coordination that went into these circulars improved their effectiveness and resulted in higher sales, higher gross margin dollars, and improved inventory turnover rate.

Because the majority of our customers consider themselves to be “treasure hunters” and come to our store without a specific item in mind to purchase, we developed better in-store marketing strategies, such as improved signage, aimed at driving total sales dollars from each customer in the store. This new signage was tested favorably during fiscal year 2006 and was rolled out to all stores late in the fourth quarter of fiscal year 2006.

KB Toys and Pittsfield Distribution Center Update

For a discussion of these matters and other matters related to the KB Toys business, see Note 11 to the consolidated financial statements in this Form 10-K.

Results of Operations

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	Fiscal Year
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.1	60.9	59.3
Gross margin	39.9	39.1	40.7
Selling and administrative expenses	34.2	36.0	36.6
Depreciation expense	2.1	2.5	2.4
Operating profit	3.5	0.6	1.7
Interest expense	(0.0)	(0.1)	(0.6)
Interest and investment income	0.1	0.0	0.0
Income from continuing operations before income taxes	3.6	0.5	1.1
Income tax expense	1.2	0.1	0.3
Income from continuing operations	2.4	0.4	0.8
Income (loss) from discontinued operations, net of tax	0.2	(0.6)	(0.2)
Net income (loss)	2.6%	(0.2)%	0.6%

We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit being realized in the fourth fiscal quarter. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of television and circular advertising, and the timing of certain holidays. We purchase substantial amounts of inventory and incur higher shipping and payroll costs as a percent of sales in the third fiscal quarter in anticipation of the increased sales activity during the fourth fiscal quarter.

The following table sets forth the seasonality of net sales and operating profit by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2006
Net sales percentage of full year	23.0%	22.3%	22.1%	32.6%
Operating profit as a percentage of full year	12.7	4.3	1.4	81.6

Fiscal Year 2005
Net sales percentage of full year	23.5%	22.6%	22.4%	31.5%
Operating profit (loss) as a percentage of full year	46.6	(66.5)	(113.7)	233.6

Fiscal Year 2006 Compared To Fiscal Year 2005

Net Sales

Net sales increased 7.1% to $4,743.0 million in fiscal year 2006 compared to $4,429.9 million in fiscal year 2005. This net sales increase of $313.1 million is principally due to a 4.6% increase in comparable store sales and sales made during the 53rd week in fiscal year 2006. Our comparable store sales are calculated by using all stores that were open for at least two fiscal years as of the beginning of fiscal year 2006. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods. From a merchandise perspective, the Consumables, Home, and Other were the best performing categories. Within the Consumables category, sales of food and health and beauty products drove the increase partially offset by the decline in sales of frozen food, which we discontinued in fiscal year 2005. Within the Home category, sales of furniture and domestics drove the increase. Within the Other category, increases in sales of electronics and apparel were partially offset by lower sales of lingerie.

We internally evaluate and externally communicate overall sales and merchandise performances based on the following key merchandising categories, and we believe these categories facilitate analysis of our financial performance. Net sales by product category, net sales by product category as a percentage of total net sales, and net sales change in dollars and percentage in fiscal year 2006 compared to fiscal year 2005 were as follows:

	Fiscal Year
	2006		2005		Change
($ in thousands)
Consumables	$1,369,590	28.9%	$1,275,851	28.8%	$ 93,739	7.3%
Home	1,473,052	31.1	1,333,602	30.1	139,450	10.5
Seasonal and toys	840,416	17.7	830,526	18.7	9,890	1.2
Other	1,059,990	22.3	989,926	22.4	70,064	7.1
Net sales	$4,743,048	100.0%	$4,429,905	100.0%	$313,143	7.1%

Gross Margin

Gross margin dollars increased 9.2% to $1,891.4 million in fiscal year 2006 compared to $1,731.7 million in fiscal year 2005. We achieved our stated goal to increase gross margin dollars as gross margin improved by $159.7 million principally due to a combination of higher net sales and a slightly higher gross margin rate. Gross margin as a percentage of net sales was 39.9% in fiscal year 2006 compared to 39.1% in fiscal year 2005. This gross margin rate increase of 80 basis points was primarily due to an improvement in the initial mark up of merchandise purchased in fiscal year 2006 compared to purchases in fiscal year 2005. This improvement is primarily attributed to our merchandising strategies as previously discussed. Our inventory turnover improved to 3.4 turns in fiscal year 2006 compared to 3.0 turns in fiscal year 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased 1.6% to $1,622.3 million in fiscal year 2006 compared to $1,596.1 million in fiscal year 2005. While net sales increased $313.1 million, selling and administrative expenses increased only $26.2 million and as a result, selling and administrative expenses as a percentage of net sales were 34.2% in fiscal year 2006 compared to 36.0% in fiscal year 2005. The following items contributed to the 180 basis point improvement in selling and administrative expense leverage: 1) the 4.6% increase in comparable store sales, which was above our expense leverage point; 2) our “raise the ring” merchandising strategy which delivered higher sales results with fewer cartons processed by the distribution centers and stores; 3) reduction in general office and field operations headcount primarily due to the elimination of some redundancies between closeout and furniture store operations; and 4) various initiatives aimed at improving efficiency at our stores and distribution centers including tightly managed payroll budgets, the initiation of a vendor compliance program, and merchandising strategies aimed at getting merchandise delivered that is more efficiently able to be displayed on the selling floor, for example, pre-ticketed items and improved packaging (PDQ packaging, palletized end cap displays, etc.).

Some of the increases in selling and administrative expense components from fiscal year 2005 to fiscal year 2006 were bonus expense of $22.0 million, wage litigation charges of $9.7 million, utilities of $6.5 million, stock-based compensation expense of $5.7 million, and asset impairment charges of $5.0 million. These increases were partially offset by decreases in store hourly wages of $10.7 million, general office wages of $5.2 million, field operations cost of $4.2 million, and proceeds received as a result of the Visa/MasterCard antitrust settlement of $2.6 million. The bonus expense increase is due primarily to our improved financial performance in fiscal year 2006 and compares to fiscal year 2005 where no general office bonus was paid. The wage litigation charges are discussed in more detail in Note 10 to the consolidated financial statements. Higher utilities are primarily a result of higher utility rates. Stock-based compensation expense increased primarily as a result of adopting SFAS No. 123(R) (See Note 1 to the accompanying consolidated financial statements) and the achievement of a performance-based target with respect to restricted shares granted in the first quarter of fiscal year 2006. The asset impairment charges relate primarily to charges taken on certain underperforming stores that were opened in fiscal years 2004 and 2005. Lower store hourly wages, even with the $313.1 million increase in sales, are a result of improved productivity in the stores primarily due to lower inventory levels at the stores and our “raise the ring” merchandising strategy. The decline in general office and field operations expenses are primarily a result of the reduction in headcount which included the elimination of some redundancies in the furniture and closeout operations.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1 to the consolidated financial statements) decreased 0.8% to $222.1 million in fiscal year 2006 compared to $223.8 million in fiscal year 2005. Outbound distribution and transportation expenses as a percentage of net sales were 4.7% in fiscal year 2006 compared to 5.1% in fiscal year 2005. The 40 basis point decrease was primarily due to our “raise the ring” merchandising strategy which resulted in fewer cartons being processed through the distribution centers with higher carton values. In addition, our emphasis on improved inventory turnover led to lower inventory levels maintained in the distribution centers.

Depreciation Expense

Depreciation expense for fiscal year 2006 was $101.3 million compared to $108.7 million for fiscal year 2005. The $7.4 million decrease was principally related to a declining amount of capital expenditures in fiscal years 2005 and 2006. The lower capital expenditures are principally related to opening 11 stores in fiscal year 2006 and a conservative approach to capital investments aimed primarily at the development of a new point-of-sale register system and other items generally considered “maintenance capital” items for our distribution centers and stores in fiscal year 2006. Fiscal year 2005 capital expenditures included capital related to the completion of reengineering of our Columbus, Ohio distribution center.

Upon the successful completion of a pilot program in 32 of our stores and the decision to move forward with the implementation of a new point-of-sale system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. The impact of this service life reduction was to recognize approximately $2.3 million of depreciation expense in the fourth quarter of fiscal year 2006. The estimated remaining service life was based on our projected roll out schedule to all remaining stores, approximately one-half in fiscal year 2007 and one-half in fiscal year 2008.

Interest Expense

Interest expense decreased 90.5% to $0.6 million in fiscal year 2006 compared to $6.3 million in fiscal year 2005. The $5.7 million decrease in interest expense was principally due to lower average borrowings of $4.8 million in fiscal year 2006 compared to average borrowings of $139.9 million in fiscal year 2005.

Interest and Investment Income

Interest and investment income increased $3.0 million in fiscal year 2006 to $3.3 million compared to $0.3 million in fiscal year 2005. Because we generated significant cash flow from our operations, we were in an invested position throughout the majority of fiscal year 2006. We invested primarily in money market type investments that are considered cash equivalents and other short term high grade bond mutual funds.

Income Taxes

Our effective income tax rate on income from continuing operations was 33.9% for fiscal year 2006 compared to 24.8% for fiscal year 2005. In fiscal year 2006, we benefited from a reduction in the valuation allowance as a result of our expectation of utilizing more net operating loss benefits and the resolution of certain income tax matters. The rate was lower in fiscal year 2005 principally due to 1) proportionately larger jurisdictional losses in entities with higher marginal income tax rates, 2) lower overall income before income taxes, and 3) loss contingency activity partially offset by higher write-down of deferred income tax assets as a result of state tax law changes.

The Company anticipates the fiscal year 2007 effective income tax rate to be within a range of 36.0% to 39.0%.

Discontinued Operations

We recorded income from discontinued operations of $11.4 million in fiscal year 2006 compared to loss from discontinued operations of $25.8 million in fiscal year 2005. The income from discontinued operations in fiscal year 2006 was principally comprised of 1) the partial release of our KB bankruptcy lease obligation (as defined in Note 11 to the consolidated financial statements) of $8.7 million, net of tax, and 2) the release of KB-related income tax and sales tax indemnification liabilities of $4.7 million, net of tax, partially offset by 1) a loss on the sale of the Pittsfield, Massachusetts distribution center (formerly owned by the KB Toys business) of approximately $1.4 million, net of tax; and 2) exit-related costs on the 130 closed stores of $1.6 million, net of tax, including a $0.7 million, pretax pension settlement charge and expenses on the portion of the 130 stores where the leases have not been terminated. We based the revision of the KB bankruptcy lease obligation on the number of demand notices that we have received from landlords and used information received from KB Toys, the bankruptcy trust, and our own lease records which date back to when we owned the KB Toys business. Additionally, we released the tax indemnification liabilities in light of information that we received as a result of our settlement discussions with the bankruptcy trust and KB in an attempt to resolve the tax indemnification claims. Our loss from discontinued operations in fiscal year 2005 included $25.4 million, net of tax, primarily related to exit costs and fiscal year 2005 results of operations of the 130 stores, $0.6 million of income, net of tax, for the reversal of liabilities associated with the KB Toys business, and $1.0 million, net of tax, associated with the write down of the Pittsfield, Massachusetts distribution center to fair value less selling cost, upon classification as held for sale.

Fiscal Year 2005 Compared To Fiscal Year 2004

Net Sales

Net sales increased 6.8% to $4,429.9 million in fiscal year 2005 compared to $4,149.3 million in fiscal year 2004. This increase is due to new stores opened in fiscal years 2004 and 2005 and the comparable store sales increase of 1.8% for fiscal year 2005. From a merchandise perspective, Home, which includes furniture, was the best performing category. As part of our merchandising initiatives, clearance markdowns, primarily in the fourth quarter, benefited net sales and comparable store sales and were initiated to reduce inventory levels on slower moving items or classifications.

Net sales by product category, net sales by product category as a percentage of total net sales, and the net sales change in dollars and percentage in fiscal year 2005 compared to fiscal year 2004 were as follows:

	Fiscal Year
	2005		2004		Change
($ in thousands)
Consumables	$1,275,851	28.8%	$1,247,207	30.1%	$ 28,644	2.3%
Home	1,333,602	30.1	1,153,297	27.8	180,305	15.6
Seasonal and toys	830,526	18.7	814,661	19.6	15,865	1.9
Other	989,926	22.4	934,087	22.5	55,839	6.0
Net sales	$4,429,905	100.0%	$4,149,252	100.0%	$280,653	6.8%

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

Gross Margin

Gross margin dollars increased 2.6% to $1,731.7 million in fiscal year 2005 compared to $1,687.1 million in fiscal year 2004. Gross margin as a percentage of net sales was 39.1% in fiscal year 2005 compared to 40.7% in fiscal year 2004. This gross margin rate decline of 160 basis points was primarily due to clearance-related markdowns, higher inbound freight costs, and certain initial markup-related cost pressures such as higher resin-based material costs. Inbound freight costs were higher as a result of higher fuel costs and transportation capacity constraints.

Selling and Administrative Expenses

Selling and administrative expenses increased 5.1% to $1,596.1 million in fiscal year 2005 compared to $1,518.6 million in fiscal year 2004. Selling and administrative expenses as a percentage of net sales were 36.0% in fiscal year 2005 compared to 36.6% in fiscal year 2004.

Selling and administrative expenses increased over fiscal year 2004 primarily due to costs associated with higher levels of sales and increased carton volume. The $77.5 million increase was primarily attributable to increased store payroll costs of $20.9 million, increased store occupancy-related costs, including rent and utilities, of $23.0 million, increased general office costs of $11.7 million, the partial charge-off of the HCC Note of $6.4 million (as defined in Note 11 to the consolidated financial statements), increased advertising costs of $6.0 million, and increased distribution and transportation costs of $5.1 million. The increase in general office cost primarily resulted from an increase in wage and benefit-related costs.

Outbound distribution and transportation costs, which were included in selling and administrative expenses (see Note 1 to the accompanying consolidated financial statements) increased 2.3% to $223.8 million in fiscal year 2005 compared to $218.7 million in fiscal year 2004. Outbound distribution and transportation expenses as a percentage of net sales were 5.1% in fiscal year 2005 compared to 5.3% in fiscal year 2004. The 20 basis point decrease was primarily due to improved efficiency at the distribution centers, particularly the Durant, Oklahoma distribution center. In addition, productivity has improved at the Columbus distribution center after two years of re-engineering efforts. Partially offsetting these cost savings were higher diesel fuel costs incurred on outbound freight and higher utility costs at the distribution centers.

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

Income Taxes

The effective income tax rate of the continuing operations of the Company was 24.8% for fiscal year 2005 compared to 30.1% for fiscal year 2004. The rate was lower in fiscal year 2005 because of 1) proportionately larger jurisdictional losses in entities with higher marginal income tax rates; and 2) the adjustment of loss contingencies to recognize the expiration of the statute of limitations; offset by the write-down of deferred income tax assets as a result of state tax law changes (including Ohio tax reform enacted in the second quarter of fiscal year 2005).

Discontinued Operations

We recorded a pretax loss of $41.7 million from discontinued operations in fiscal year 2005 compared to a pretax loss of $13.0 million in fiscal year 2004. Our results of discontinued operations in fiscal year 2005 include pretax losses in the amount of $41.1 million as the result of 130 stores reported in discontinued operations in fiscal year 2005 which include $43.6 million of exit-related pretax costs incurred primarily in the fourth quarter of fiscal year 2005, the reversal of pretax charges of $0.4 million associated with the KB Toys business and pretax charges of $1.0 million associated with the reclassification of the Pittsfield distribution center (“Pittsfield DC”) as held-for-sale and the related write-down of its carrying value to fair value less selling cost. Our discontinued operations in fiscal year 2004 relate to pretax losses in the amount of $1.7 million as the result of the 130 stores reported in discontinued operations and pretax charges of $11.3 million associated with the KB Toys business.

Capital Resources and Liquidity

Capital Resources

On October 29, 2004, we entered into the $500.0 million 2004 Credit Agreement which is scheduled to terminate on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The pricing and fees related to the 2004 Credit Agreement fluctuate based on our debt rating. Loans made under the 2004 Credit Agreement may be prepaid by us without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict our ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. On December 22, 2006, we entered into a second amendment to the 2004 Credit Agreement in order to permit us to acquire investments rated by a third rating agency. On October 25, 2005, we entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the charges related to the store closings discussed in Note 11 to the consolidated financial statements. We were in compliance with our amended financial covenants under the 2004 Credit Agreement at February 3, 2007.

The 2004 Credit Agreement permits, at our option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by us and the lenders. We typically repay and/or borrow on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of our liquidity position, which is generally affected by: 1) cash inflows such as store cash and other miscellaneous deposits; and 2) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At February 3, 2007, we did not have borrowings outstanding under the 2004 Credit Agreement. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $57.9 million, were $442.1 million at February 3, 2007.

We utilize our credit facility primarily to manage ongoing and seasonal working capital. Given the seasonality of our business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including our performance, the time of year, and our need to acquire merchandise inventory. We anticipate total indebtedness under the facility will be less than $65.0 million through the end of May 2007, all of which will be comprised of letters of credit, excluding any impact from the execution of the $600.0 million share repurchase authorized by our Board of Directors in March 2007.

Liquidity

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2004 Credit Agreement. At February 3, 2007, working capital was $674.8 million, including $269.4 million of money market investments included in cash and cash equivalents.

Cash provided by operating activities was $381.5 million during fiscal year 2006 and resulted primarily from net income of $124.0 million, depreciation and amortization of $95.6 million, a reduction in inventories of $77.9 million, timing associated with current income taxes of $44.1 million, and improved accounts payable leverage of $24.0 million. Lower inventories are principally due to our continued efforts to improve the inventory turnover rate and to keep store merchandise fresh. Our income tax position was favorable because we received income tax refunds in fiscal year 2006 related primarily to the overpayment of taxes in fiscal year 2005 and had income taxes payable of approximately $28.0 million at the end of fiscal year 2006. We improved our accounts payable leverage principally by extending payment terms to foreign vendors.

Cash provided by operating activities was $213.0 million during fiscal year 2005 and resulted primarily from net loss of $(10.1) million, depreciation and amortization expense of $114.6 million, and a decrease in net assets of $102.7 million over fiscal year 2004. The $102.7 million decrease in net assets was primarily a result of lower inventory of $58.9 million, higher accounts payable of $11.9 million, higher other current liabilities of $21.2 million, and cash from other assets and liabilities of $21.9 million. The reduction in inventory is primarily a result of fewer stores open at the end of fiscal year 2005 compared to prior year and the impact of the markdown clearance sales. The increase in other current liabilities is primarily due to the increased current portion of lease obligation resulting from the closure of certain stores before their full lease term expired. The cash from other assets and liabilities is primarily due to the non-current portion of the lease obligation associated with the closed stores and an increase in the non-current portion of insurance reserves for workers’ compensation and general liability.

Cash used in investing activities of $30.4 million in fiscal year 2006 and $66.7 million in fiscal year 2005 was primarily related to capital expenditures of $35.9 million and $68.5 million in each of the respective fiscal years. Capital expenditures in fiscal year 2006 were primarily related to opening 11 new stores, software development cost for our new point-of-sale system, and various distribution center, store, or lease related requirements. Capital expenditures in fiscal year 2005 were primarily due to opening 73 new stores. Capital expenditure requirements in fiscal year 2007 are anticipated to range between $70 million and $75 million, focused on the new register system being implemented in approximately one-half of our stores, maintaining existing property and equipment, a limited number of new store openings, and information technology enhancements.

Cash used in financing activities was $71.1 million in fiscal year 2006 and related principally to the $150.0 million share repurchase program partially offset by $57.5 million of stock option exercise proceeds, $13.3 million of proceeds from selling one of our owned store properties, and $11.9 million for the excess tax benefit derived from the exercise of stock options by employees. Cash used in financing activities was $147.1 million in fiscal year 2005 and related primarily to the net repayment of borrowings outstanding under the 2004 Credit Agreement. We announced a share repurchase program of up to $600.0 million on March 9, 2007. See Item 5 of this Form 10-K for more information regarding this program.

We continue to believe that we have, or, if necessary, have the ability to obtain adequate resources to fund ongoing operating requirements and future capital expenditures. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 3, 2007:

	Payments Due by Period (1)
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
(In thousands)
Long-term debt obligations (2)	$ —	$ —	$ —	$ —	$ —
Operating lease obligations (3) (4)	249,789	388,115	206,853	115,030	959,787
Purchase obligations (4) (5)	549,895	102,570	62,392	72,210	787,067
Other long-term liabilities (6)	5,482	6,661	4,407	10,401	26,951
Total contractual obligations (7)	$ 805,166	$ 497,346	$273,652	$197,641	$1,773,805
____________________

(1)	The disclosure of contractual obligations in this table is based on assumptions and estimates that we believe to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that we ultimately incur. Variables that may cause the stated amounts to vary from those actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by us as of the date of this report; fluctuations in third party fees, governmental charges, or market rates that we are obligated to pay under contracts we have with certain vendors; and the exercise of renewal options under, or the automatic renewal of, contracts that provide for the same.

(2)	Long-term debt obligations consist of the borrowings outstanding under the 2004 Credit Agreement. Borrowings under the 2004 Credit Agreement are permitted under various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin, as well as borrowings at various interest rate options mutually agreed upon by us and the lenders. We had outstanding letters of credit totaling $57.9 million at February 3, 2007. Approximately $57.5 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from the preceding table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in Purchase Obligations. For a further discussion, see Note 3 to the consolidated financial statements.

(3)	Operating lease obligations include, among other items, leases for our retail stores, warehouse space, offices, and certain computer and other business equipment. The future minimum commitments for store and warehouse space operating leases are $719.4 million. For a discussion of leases, see Note 5 to the consolidated financial statements. Many of the store lease obligations require us to pay for CAM, real estate taxes, and property insurance. We estimate that future obligations for CAM, real estate taxes, and property insurance are $220.0 million at February 3, 2007. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: extrapolation of historical data to estimate our future obligations; calculation of our obligations based on per square foot averages where no historical data is available for a particular leasehold; and assumptions related to certain increases over historical data where our obligation is a prorated share of all lessees’ obligations within a particular property. The remaining $20.4 million relates primarily to the operating leases for computer and other business equipment.

(4)	For purposes of the operating lease and purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and our vendor, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, we disclosed our minimum commitment under such obligation, such as one month in the case of a month- to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of the length of the eventual term.

(5)	Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $420.7 million, the entirety of which represents obligations due within one year of February 3, 2007. Purchase obligations also include a commitment for future inventory purchases totaling $227.2 million at February 3, 2007. While we are not required to meet any periodic minimum purchase requirements under this commitment, for purposes of this tabular disclosure, we have included the value of the purchases that we anticipate making during each of the reported periods, as purchases will count toward our fulfillment of the aggregate obligation. The remaining $139.2 million is primarily related to distribution and transportation commitments.

(6)	Other long-term liabilities include our obligation related to our nonqualified deferred compensation plan, the $5.9 million closed store lease termination costs, and the expected pension plan contributions. We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. Our closed store lease termination cost payments are based on contractual terms. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see Note 8 to the consolidated financial statements for additional information about our employee benefit plans.)

(7)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to KB Toys. For further discussion, see Note 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of February 3, 2007, we have approximately 84 KB Lease Obligations related to KB Toys’ stores and main office building. The relevant guarantees were issued prior to January 1, 2003, and are not subject to the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45. The typical KB Lease Obligation provides that the terms of the underlying lease may be extended, amended, or modified without the consent of the guarantor. As a result, we are unable to estimate any potential range of loss in the event of non-performance by KB Toys. See Note 11 to the consolidated financial statements in this Form 10-K for further discussion of KB Toys matters.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, insurance reserves, income taxes, contingencies, leases, pension, revenue recognition, and stock-based compensation. Management bases its estimates and judgments on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the following assumptions and estimates are the most critical to reporting our results of operations and financial position. See Note 1 to the accompanying consolidated financial statements for additional information about our accounting policies.

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

Shrinkage is recorded as a reduction to inventories and gross margin and is estimated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our actual experience and our most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, we have loss prevention programs and policies that we believe minimize shrinkage.

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

The estimated service lives of property and equipment by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5–40 years
Fixtures and equipment	5–15 years
Computer software costs	3–7 years
Transportation equipment	3–20 years

We have long-lived assets that consist primarily of property and equipment. We review historical operating results at the store level in order to determine if impairment indicators are present. Impairment is recorded if impairment indicators are present and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate service lives on buildings and equipment using assumptions based on historical data and industry trends. We estimate the fair value of our long-lived assets using readily available market information for similar assets.

When material, we classify the results of operations of closed stores as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and we no longer have any significant continuing involvement in the operations associated with the stores after closure. We generally meet the second criteria on all closed stores as, upon closure, operations cease and we have no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimates of sales migration from the closed store to any stores remaining open. The estimated sales migration is based on our historical estimates of sales migration upon opening or closing a store in a similar market. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, we report net sales, gross margin, and related operating costs that are directly related to and specifically identifiable with respect to those stores’ operations as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to discontinued operations because we believe that these costs are not specific to the stores’ operations.

Insurance Reserves

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is paid by employees. We have purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations taking into account known trends and projections of future results. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value while other liabilities for insurance reserves are not discounted. To the extent that subsequent claim costs vary from estimates, future earnings could be impacted materially.

Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

Contingencies

We are subject to various claims and contingencies including legal actions, lease termination obligations on closed stores, lease indemnification obligations on KB Toys stores and main office building, and other claims arising out of the normal course of our business. In connection with such claims and contingencies, we estimate the likelihood and amounts of any potential obligation using management’s judgment. Management uses various internal and external experts to assist in the estimating process; however, the ultimate outcome of the various claims and contingencies could be materially different from management’s estimates, and adjustments to income could be required. With respect to the lease termination obligations and lease indemnification obligations, we consider the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. In addition, as market conditions or other factors change, the estimate of the obligations could be materially different. We continually evaluate the adequacy of our recorded obligations for claims and contingences based on current information, including settlement amounts of individual lease obligations compared to recorded contractual obligations. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the consolidated financial statements. In addition, because it is not permissible to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Lease Accounting

Rent expense is recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. We also receive tenant allowances, which are recorded in deferred rent and are amortized as a reduction to rent expense over the term of the lease.

Certain leases provide for contingent rents that are not measurable at inception. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent and is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Pension

Pension assumptions are evaluated each year. Actuarial valuations are used to provide assistance in calculating the estimated obligations for pension. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets was derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The discount rates used to determine the net periodic pension cost for fiscal year 2006 were 5.7% to 6.0%. A 0.5% decrease in the discount rates would increase net periodic pension cost by $0.1 million. The long-term rate of return on assets used to determine net periodic pension cost in fiscal year 2006 was 8.5%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.5 million.

Revenue Recognition

We recognize sales at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for merchandise returns is estimated based on our prior experience.

We recognize sales revenue related to gift cards at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards is recorded in accrued operating expenses.

We offer price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts are recorded in accrued operating expenses until a sale is consummated.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date. The modified prospective method does not require restatement of previous years’ financial statements. We used the short-cut method to determine our beginning excess tax benefit pool. The benefit of tax deductions in excess of recognized compensation cost are reported as a financing cash flow rather than as an operating cash flow. We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense is recorded straight-line over the vesting period. The fair value of restricted common shares is measured at the grant date and is amortized on a straight-line basis over the vesting period. Compensation expense for performance-based restricted common shares is recorded based on the estimated achievement date of the performance criteria. Compensation expense for all share-based awards is recognized in selling and administrative expense.

We use a binomial model to estimate the fair value of stock options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility was based in part on historical and current implied volatilities from traded options on our common shares. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The dividend yield on our common shares was assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The expected life was determined from the binomial model. The model incorporated exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R). SFAS No. 158 required us to recognize in the February 3, 2007, statement of financial position an asset for the over funded status or a liability for the under funded status of a defined benefit plan and beginning in fiscal year 2007, to recognize annual changes in gains or losses, prior service costs, or other credits that have not yet been recognized as a component of net periodic pension cost, net of tax through other comprehensive income. Effective in fiscal year 2008, SFAS No. 158 also requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Currently, our pension plans have a measurement date of December 31. Switching to the new measurement date will require a one-time adjustment in fiscal year 2008 to retained earnings per the transition guidance in SFAS No. 158.

We adopted the funding recognition provisions of SFAS No. 158 in fiscal year 2006. To properly report the funded status of our qualified defined benefit pension plan (“Pension Plan”) and nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) we recognized a $5.9 million charge, net of tax benefit of $3.9 million, in accumulated other comprehensive income principally comprised of $0.3 million of prior service costs and $5.6 million of actuarial loss. We expect to reclassify $0.1 million of the prior service cost and $0.3 million of the actuarial loss into earnings during fiscal year 2007. Prior to the adoption of SFAS No. 158, we combined the Pension Plan and Supplemental Pension Plan for purposes of reporting any net pension asset or obligation. Upon adoption of SFAS No. 158, based on the December 31, 2006 plan valuations, we recognized a $2.8 million asset included in other assets for the Pension Plan and a $4.4 million liability, $0.3 million of which was included in accrued salaries and wages and $4.1 million of which was included in other liabilities, for the Supplemental Pension Plan. In fiscal year 2006, we began reporting separately the pension impact to cash provided by operations on the consolidated statement of cash flows. Prior periods were reclassified to be consistent with the current year presentation. The adoption of SFAS No. 158 did not have any impact on net income in fiscal year 2006.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective as of the beginning of fiscal year 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions. FIN 48 requires us to recognize in our financial statements the impact of an income tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 will be applied to all of our income tax positions as of the beginning of fiscal year 2007, with any resulting adjustment posted as a cumulative effect of a change in accounting principle to beginning retained earnings of fiscal year 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. We adopted SAB No. 108 as of February 3, 2007, without any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP. SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting. The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. SFAS No. 157 is effective on a prospective basis for us in the first quarter of fiscal year 2008. We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of fiscal year 2008. We are presently evaluating the impact of the adoption of SFAS No. 159 on our results of operations and financial position.

Commitments

For a discussion of commitments, refer to Note 3, Note 5, Note 10, and Note 11 to the consolidated financial statements herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates associated with investments that we make from time to time and the 2004 Credit Agreement. We had no fixed rate long-term debt at February 3, 2007. We do not expect changes in interest rates in fiscal year 2007 to have a material adverse effect on our financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Big Lots, Inc.
Columbus, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Big Lots, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007, of the Company and our report dated April 3, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards relating to share-based payments and accounting for pension and other post-retirement plans.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 3, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R) (Revised 2004) Share Based Payment, effective January 29, 2006. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132 (R), effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 3, 2007

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year
	2006	2005	2004
Net sales	$4,743,048	$4,429,905	$4,149,252
Cost of sales	2,851,616	2,698,239	2,462,114
Gross margin	1,891,432	1,731,666	1,687,138
Selling and administrative expenses	1,622,339	1,596,136	1,518,589
Depreciation expense	101,279	108,657	99,362
Operating profit	167,814	26,873	69,187
Interest expense	(581)	(6,272)	(24,845)
Interest and investment income	3,257	313	618
Income from continuing operations before income taxes	170,490	20,914	44,960
Income tax expense	57,872	5,189	13,528
Income from continuing operations	112,618	15,725	31,432
Income (loss) from discontinued operations,
net of tax expense (benefit) of $4,445, $(15,886), and $(5,313)
in fiscal years 2006, 2005, and 2004, respectively	11,427	(25,813)	(7,669)
Net income (loss)	$124,045	$(10,088)	$23,763

Income (loss) per common share — basic:
Continuing operations	$1.02	$0.14	$0.28
Discontinued operations	0.10	(0.23)	(0.07)
	$1.12	$(0.09)	$0.21

Income (loss) per common share — diluted:
Continuing operations	$1.01	$0.14	$0.27
Discontinued operations	0.10	(0.23)	(0.06)
	$1.11	$(0.09)	$0.21

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	February 3,	January 28,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$281,657	$1,710
Inventories	758,185	836,092
Deferred income taxes	60,292	78,539
Other current assets	48,913	77,413
Total current assets	1,149,047	993,754
Property and equipment — net	505,647	584,083
Deferred income taxes	45,057	18,609
Other assets	20,775	29,051
Total assets	$1,720,526	$1,625,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,996	$169,952
Property, payroll, and other taxes	93,706	107,126
Accrued operating expenses	58,815	60,270
Insurance reserves	43,518	46,474
KB bankruptcy lease obligation	12,660	27,205
Accrued salaries and wages	43,515	25,171
Income taxes payable	28,022	325
Total current liabilities	474,232	436,523
Long-term obligations	—	5,500
Deferred rent	37,801	42,288
Insurance reserves	44,238	42,037
Other liabilities	34,552	20,425
Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value;
issued 117,495 shares; outstanding 109,633 shares and
113,932 shares, respectively	1,175	1,175
Treasury shares — 7,862 shares and 3,563 shares, respectively, at cost	(124,182)	(48,294)
Unearned compensation	—	(2,114)
Additional paid-in capital	477,318	470,677
Retained earnings	781,325	657,280
Accumulated other comprehensive income (loss)	(5,933)	—
Total shareholders’ equity	1,129,703	1,078,724
Total liabilities and shareholders’ equity	$1,720,526	$1,625,497

The accompanying Notes are an integral part of these consolidated financial statements.

     BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In thousands)

								Accumulated
						Additional		Other
	Common		Treasury		Unearned	Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	Total
Balance — January 31, 2004	116,594	$1,169	333	$(2,735)	$—	$466,740	$643,605	$—	$1,108,779
Net income	—	—	—	—	—	—	23,763	—	23,763
Exercise of stock options	252	3	—	—	—	892	—	—	895
Tax benefit from share-based awards	—	—	—	—	—	905	—	—	905
Common shares used for
matching contributions to savings plan	316	3	—	—	—	4,764	—	—	4,767
Sale of treasury shares used for deferred compensation plan	74	—	(74)	216	—	—	—	—	216
Purchases of common shares	(5,427)	—	5,427	(75,000)	—	—	—	—	(75,000)
Treasury share issuances for stock options	799	—	(799)	11,113	—	—	—	—	11,113
Restricted shares awarded	172	—	(172)	2,377	(1,866)	(511)	—	—	—
Stock-based employee compensation expense	—	—	—	—	52	—	—	—	52
Balance — January 29, 2005	112,780	1,175	4,715	(64,029)	(1,814)	472,790	667,368	—	1,075,490
Net loss	—	—	—	—	—	—	(10,088)	—	(10,088)
Exercise of stock options	600	—	(600)	8,292	—	(1,277)	—	—	7015
Tax benefit from share-based awards	—	—	—	—	—	271	—	—	271
Treasury shares used for
matching contributions to savings plan	447	—	(447)	6,173	—	(1,001)	—	—	5,172
Sale of treasury shares used for deferred compensation plan	15	—	(15)	26	—	(41)	—	—	(15)
Restricted shares awarded, net of forfeitures	90	—	(90)	1,244	(1,017)	(227)	—	—	—
Stock-based employee compensation expense	—	—	—	—	717	162	—	—	879
Balance — January 28, 2006	113,932	1,175	3,563	(48,294)	(2,114)	470,677	657,280	—	1,078,724
Net income	—	—	—	—	—	—	124,045	—	124,045
Adjustment due to SFAS No. 123(R)	—	—	—	—	2,114	(2,114)	—	—	—
Adjustment due to SFAS No. 158	—	—	—	—	—	—	—	(5,933)	(5,933)
Purchases of common shares	(9,461)	—	9,461	(150,450)	—	—	—	—	(150,450)
Structured share repurchase	—	—	—	—	—	627	—	—	627
Exercise of stock options	4,672	—	(4,672)	68,128	—	(10,609)	—	—	57,519
Tax benefit from share-based awards	—	—	—	—	—	11,898	—	—	11,898
Treasury shares used for
matching contributions to savings plan	404	—	(404)	5,589	—	(415)	—	—	5,174
Sale of treasury shares used for deferred compensation plan	86	—	(86)	845	—	669	—	—	1,514
Stock-based employee compensation expense	—	—	—	—	—	6,585	—	—	6,585
Balance — February 3, 2007	109,633	$1,175	7,862	$(124,182)	$—	$477,318	$781,325	$(5,933)	$1,129,703

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year
	2006	2005	2004
Operating activities:
Net income (loss)	$124,045	$(10,088)	$23,763
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization expense	95,613	114,617	101,917
Deferred income taxes	(13,641)	(10,483)	(826)
Employee benefits paid with common shares	5,174	5,172	4,767
Partial charge-off of HCC Note	—	6,389	—
KB Toys matters	(14,218)	—	6,648
Non-cash share-based compensation expense	6,585	879	52
Non-cash impairment charges	7,720	2,674	—
Loss on disposition of property and equipment	4,503	1,414	4,063
Pension	3,599	(585)	(6,831)
Tax benefit from share-based awards	—	271	905
Change in assets and liabilities:
Inventories	77,907	58,924	(65,447)
Accounts payable	24,044	11,923	(11,183)
Current income taxes	44,115	(8,821)	(7,191)
Other current assets	4,898	(2,360)	(6,325)
Other current liabilities	9,713	21,180	8,564
Other assets	600	(3,144)	(1,433)
Other liabilities	820	25,003	19,818
Net cash provided by operating activities	381,477	212,965	71,261
Investing activities:
Capital expenditures	(35,878)	(68,503)	(135,291)
Proceeds from HCC Note	677	—	—
Purchases of short-term investments	(488,075)	—	(115,125)
Redemptions of short-term investments	488,075	—	122,625
Cash proceeds from sale of property and equipment	4,883	1,844	245
Other	(103)	(43)	(210)
Net cash used in investing activities	(30,421)	(66,702)	(127,756)
Financing activities:
Proceeds from long-term obligations	269,900	2,325,300	1,448,200
Payment of long-term obligations	(275,400)	(2,479,000)	(1,493,000)
Proceeds from the exercise of stock options	57,519	7,015	12,008
Excess tax benefit from share-based awards	11,898	—	—
Payment for KB Toys subrogation receivable	—	—	(6,100)
Payment for treasury shares acquired	(150,450)	—	(75,000)
Structured share repurchase	627	—	—
Treasury shares sold (acquired) for deferred compensation plan	1,514	(15)	216
Proceeds from finance obligation	13,283	—	—
Deferred bank and bond fees paid	—	(374)	(1,311)
Net cash used in financing activities	(71,109)	(147,074)	(114,987)
Increase (decrease) in cash and cash equivalents	279,947	(811)	(171,482)
Cash and cash equivalents:
Beginning of year	1,710	2,521	174,003
End of year	$281,657	$1,710	$2,521
Supplemental disclosure of cash flow information:
Cash paid for interest	$322	$6,065	$26,140
Cash paid for income taxes (excluding impact of refunds)	$35,727	$22,227	$23,314

The accompanying Notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of Business

All references in the consolidated financial statements and these related notes to “we,” “us,” “our,” or “Company” are to Big Lots, Inc. and its subsidiaries. We are the nation’s largest broadline closeout retailer. At February 3, 2007, we operated a total of 1,375 stores in 47 states. Our goal is to build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. The Company’s website is located at www.biglots.com. The contents of our website are not part of this report.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP, and include all of our accounts. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Fiscal year 2006, which ended February 3, 2007, was comprised of 53 weeks. Fiscal years 2005 and 2004, which ended January 28, 2006 and January 29, 2005, respectively, were comprised of 52 weeks.

Segment Reporting

We manage our business based on one segment, broadline closeout retailing. At February 3, 2007 and January 28, 2006, all of our operations were located within the United States of America.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments which are unrestricted to withdrawal or use and which have an original maturity of three months or less. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days. Amounts due from banks for these transactions totaled $19.7 million and $15.5 million at February 3, 2007 and January 28, 2006, respectively. Cash equivalents are stated at cost, which approximates market value.

Investments

Investment securities are classified as available-for-sale or trading at the date of purchase with the applicable accounting treatment followed for each category. We do not have any held-to-maturity investments. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We do not own any available-for-sale securities as of February 3, 2007 or January 28, 2006.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity.

Payments Received from Vendors

Payments received from vendors relate primarily to rebates and reimbursement for markdowns and are recognized in our consolidated statements of operations as a reduction to cost of sales when the related inventory is sold.

Store Supplies

When opening a new store, a portion of the initial shipment of supplies (including primarily display materials, signage, security-related items, and miscellaneous store supplies) is capitalized at the store opening date. Subsequent replenishments of these store supplies are expensed. Capitalized store supplies are adjusted as appropriate for changes in estimated quantities or costs and are included in other current assets in our consolidated balance sheet.

Intangible Assets

Trademarks, service marks, and other intangible assets are stated at cost and are amortized on a straight-line basis over a period of 15 years. Where there is an indication of impairment, the Company evaluates the fair value and future benefits of the related intangible asset and the anticipated undiscounted future net cash flows from the related intangible asset is calculated and compared to the carrying value. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods.

Property and Equipment — Net

Depreciation and amortization expense of property and equipment are recorded on a straight-line basis using estimated service lives. Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. When a decision has been made to dispose of property or equipment prior to the end of its previously estimated service life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated service life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major repairs that extend service lives are capitalized.

The estimated service lives of our property and equipment by major asset category are as follows:

Land improvements	15 years
Buildings and leasehold improvements	5–40 years
Fixtures and equipment	5–15 years
Computer software costs	3–7 years
Transportation equipment	3–20 years

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Capitalized interest was $0.1 million in fiscal year 2006, an insignificant amount in fiscal year 2005, and $0.6 million in fiscal year 2004.

Impairment

We have long-lived assets that consist primarily of property and equipment. We review historical operating results at the store level in order to determine if impairment indicators are present. Impairment is recorded if impairment indicators are present and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate service lives on buildings and equipment using assumptions based on historical data and industry trends. We estimate the fair value of our long-lived assets using readily available market information for similar assets.

Closed Store Accounting

We recognize an obligation for the fair value of lease termination costs when we cease using the leased property in our operations. In measuring fair value, we consider the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. We discount the estimated obligation using the applicable credit adjusted interest rate, resulting in accretion expense in periods subsequent to the period of initial measurement. We continue to monitor the obligation for lease liability in subsequent periods and revise any estimated liability, if necessary. Severance and benefits associated with terminating employees from employment are recognized ratably from the communication date through the estimated future service period, unless the estimated future service period is less than 60 days, in which case we recognize the impact at the communication date. Generally all other store closing costs are recognized when incurred.

When material, we classify the results of operations of closed stores as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and we no longer have any significant continuing involvement in the operations associated with the stores after closure. We generally meet the second criteria on all closed stores as, upon closure, operations cease and we have no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimated sales migration from the closed store to any stores remaining open. The estimated sales migration is based on our historical estimates of sales migration upon opening or closing a store in a similar market. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, we report net sales, gross margin, and related operating costs that are directly attributable to and specifically identifiable with those stores’ operations as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to discontinued operations because these costs are not specific to the stores’ operations.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date. The modified prospective method does not require restatement of previous years’ financial statements. As of the effective date, we eliminated our balance of Unearned Compensation, which represented unrecognized compensation cost for restricted stock awards, and

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

reclassified it to Additional Paid-In Capital in accordance with the modified prospective method. We made a one-time election to adopt the transition method related to accounting for the tax effects of share-based awards as described in FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and, as a result, used the short-cut method to determine our beginning excess tax benefit pool. Additionally, SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. The impact of adopting SFAS No. 123(R) for fiscal year 2006 resulted in the recognition of expense on stock options which increased selling and administrative expenses by $2.1 million ($0.01 impact on earnings per share). Because we accelerated the vesting of stock options in the fourth quarter of fiscal year 2005, the expense for fiscal year 2006 is less than what would have been recognized without such acceleration (See Note 7 to the consolidated financial statements).

We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense is recorded straight-line over the vesting period. The fair value of restricted common shares is measured at the grant date and is amortized on a straight-line basis over the vesting period. Compensation expense for performance-based restricted common shares is recorded based on the estimated achievement date of the performance criteria. Compensation expense for all share-based awards is recognized in selling and administrative expense.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents net income (loss) and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for fiscal year 2005 and 2004, respectively:

	Fiscal Year
	2005	2004
(In thousands, except per share amounts)
Net income (loss):
As reported	$(10,088)	$23,763
Total stock-based employee compensation expense determined under
fair value method for all awards, net of related tax effect	(10,277)	(3,604)
Pro forma	$(20,365)	$20,159
Income (loss) per common share — basic:
As reported	$(0.09)	$0.21
Pro forma	$(0.18)	$0.18
Income (loss) per common share — diluted:
As reported	$(0.09)	$0.21
Pro forma	$(0.18)	$0.18

The increase in pro forma stock-based employee compensation expense in fiscal year 2005 is due to the acceleration of vesting of certain stock options in the fourth quarter of fiscal year 2005 (See Note 7 to the consolidated financial statements).

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Income Taxes

We have generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We assess the adequacy and need for a valuation allowance for deferred tax assets. We also consider SFAS No. 109 tax planning strategies in determining the amount of valuation allowance required. We have established a valuation allowance to reduce our deferred tax assets to the balance that is more likely than not to be realized.

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

Our income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies (and interest thereon) including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeal or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues. The results of the audits, appeals, and expiration of the statute of limitations are reflected in the income tax accounts accordingly.

Pension

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R). SFAS No. 158 required us to recognize in the February 3, 2007, statement of financial position an asset for the over funded status or a liability for the under funded status of a defined benefit plan and beginning in fiscal year 2007, to recognize annual changes in gains or losses, prior service costs, or other credits that have not yet been recognized as a component of net periodic pension cost, net of tax through other comprehensive income. Effective in fiscal year 2008, SFAS No. 158 also requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Currently, our pension plans have a measurement date of December 31. Switching to the new measurement date will require a one-time adjustment in fiscal year 2008 to retained earnings per the transition guidance in SFAS No. 158.

We adopted the funding recognition provisions of SFAS No. 158 in fiscal year 2006. To properly report the funded status of our qualified defined benefit pension plan (“Pension Plan”) and nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) we recognized a $5.9 million charge, net of tax benefit of $3.9 million, in accumulated other comprehensive income principally comprised of $0.3 million of prior service costs and $5.6 million of actuarial loss. We expect to reclassify $0.1 million of the prior service cost and $0.3 million of the actuarial loss into earnings during fiscal year 2007. Prior to the adoption of SFAS No. 158, we combined the Pension Plan and Supplemental Pension Plan for purposes of reporting any net pension asset or obligation. Upon adoption of SFAS No. 158, based on the December 31, 2006 plan valuations, we recognized a $2.8 million asset included in other assets for the Pension Plan and a $4.4 million liability, $0.3 million of which was included in accrued salaries and wages and $4.1 million of which was included in other liabilities, for the Supplemental Pension Plan. In fiscal year 2006, we began reporting separately the pension impact to cash provided by operations on the consolidated statement of cash flows. Prior periods were reclassified to be consistent with the current year presentation. The adoption of SFAS No. 158 did not have any impact on net income in fiscal year 2006.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Pension assumptions are evaluated each year. Actuarial valuations are used to provide assistance in calculating the estimated obligations related to our pension plans. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets was derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return.

Insurance Reserves

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is paid by employees. We have purchased stop-loss coverage to limit significant exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value while other liabilities for insurance reserves are not discounted.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The carrying value of our long-term obligations at January 28, 2006, approximates fair value because the interest rates are variable and approximate current market rates.

Commitments and Contingencies

We are subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, we estimate the likelihood and amount of any potential obligation using management’s judgment. Management uses various internal and external experts to assist in the estimating process. We accrue, if material, a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the consolidated financial statements.

Revenue Recognition

We recognize sales at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. The reserve for merchandise returns is estimated based on our prior experience.

We recognize sales revenue related to gift cards at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards is recorded in accrued operating expenses.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

We offer price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts are recorded in accrued operating expenses until a sale is consummated.

Cost of Sales

Cost of sales includes the cost of merchandise (including related inbound freight to our distribution centers, duties, and commissions), markdowns, and inventory shrinkage, net of cash discounts and rebates. We classify warehousing and outbound distribution and transportation costs as selling and administrative expenses. Due to this classification, our gross margin rates may not be comparable to those of other retailers that include warehousing and outbound distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

We include store expenses (such as payroll and occupancy costs), warehousing and outbound distribution and transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales. Outbound distribution and transportation costs included in selling and administrative expenses were $222.1 million, $223.8 million, and $218.7 million for fiscal years 2006, 2005, and 2004, respectively.

Rent Expense

Rent expense is recognized over the term of the lease and is included in selling and administrative expenses. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. We also receive tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.

Certain leases provide for contingent rents that are not measurable at inception. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent and is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Advertising Expense

Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $105.4 million, $103.2 million, and $97.2 million for fiscal years 2006, 2005, and 2004, respectively.

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

Other Comprehensive Income

Our comprehensive income is equal to net income.

Reclassification

Prior period amounts payable and accrued for inbound merchandise-related freight have been reclassified to accounts payable from accrued operating expenses on the consolidated balance sheet for all periods presented. The reclassification did not impact our previously reported net income, total assets, current liabilities and shareholders’ equity, or net cash provided by operating activities, investing activities, or financing activities in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective as of the beginning of fiscal year 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions. FIN 48 requires us to recognize in our financial statements the impact of an income tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 will be applied to all of our income tax positions as of the beginning of fiscal year 2007, with any resulting adjustment posted as a cumulative effect of a change in accounting principle to beginning retained earnings of fiscal year 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. We adopted SAB No. 108 as of February 3, 2007, without any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 108”). SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP. SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting. The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

financial statements and the methods and inputs used to arrive at these values. SFAS No. 157 is effective on a prospective basis for us in the first quarter of fiscal year 2008. We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of fiscal year 2008. We are presently evaluating the impact of the adoption of SFAS No. 159 on our results of operations and financial position.

Note 2 — Property and Equipment — Net

Property and equipment – net consists of:

	February 3,	January 28,
	2007	2006
(In thousands)
Land and land improvements	$38,714	$39,882
Buildings and leasehold improvements	656,161	651,998
Fixtures and equipment	592,829	597,216
Computer software costs	63,866	59,922
Transportation equipment	21,397	21,483
Construction-in-progress	1,093	1,706
Property and equipment — cost	1,374,060	1,372,207
Less accumulated depreciation and amortization	868,413	788,124
Property and equipment — net	$505,647	$584,083

In fiscal year 2006, we incurred $7.7 million in asset impairment charges principally for the write-down of long-lived assets of 26 stores, 22 of which we opened in fiscal years 2004 and 2005. In fiscal year 2005, we incurred $2.0 million in asset impairment charges for the write-down of long-lived assets of 14 stores. Asset impairment charges are included in selling and administrative expenses in the consolidated statements of operations. Assets are reviewed for impairment at the store level. Stores with a history of operating losses are reviewed for impairment. We compare the net book value of long-lived assets at stores identified by this review, to estimated future cash flows of each specific store in order to determine whether impairment exists. If the assets are not recoverable by the estimated future cash flows, an impairment is recognized to write-down the long-lived assets to fair value. We estimate the fair value of our long-lived assets using readily available market information for similar assets.

Upon the successful completion of a pilot program in 32 of our stores and the decision to move forward with the implementation of a new register system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point of sale equipment. The impact of this service life reduction was to recognize approximately $2.3 million of depreciation expense in the fourth quarter of fiscal year 2006. The estimated remaining service life was based on our projected roll out schedule to all remaining stores, approximately one-half in fiscal year 2007 and one-half in fiscal year 2008.

Depreciation expense included in loss from discontinued operations of the 130 closed stores was $12.2 million and $4.9 million for fiscal years 2005 and 2004, respectively.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3 — Long-Term Obligations

On October 29, 2004, we entered into the $500.0 million 2004 Credit Agreement. The 2004 Credit Agreement is scheduled to terminate on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. Due to the early repayment of the prior indebtedness, interest expense in the third quarter of fiscal year 2004 included debt prepayment charges of $8.9 million.

The pricing and fees related to the 2004 Credit Agreement fluctuate based on our debt rating. Loans made under the 2004 Credit Agreement may be prepaid by us without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict our ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. We were in compliance with these amended financial covenants at February 3, 2007.

On December 22, 2006, we entered into a second amendment to the 2004 Credit Agreement in order to permit us to acquire investments rated by a third rating agency. On October 25, 2005, we entered into an amendment to the 2004 Credit Agreement in order to eliminate the impact on the covenant calculations of the estimated charges related to the store closings discussed in Note 11 to the consolidated financial statements.

The 2004 Credit Agreement permits, at our option, borrowings at various interest rate options based on the prime rate or London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by us and the lenders. The weighted average interest rate of the outstanding loans was 5.1% at January 28, 2006. We typically repay and/or borrow on a daily basis in accordance with the terms of the 2004 Credit Agreement. The daily activity is a net result of our liquidity position, which is generally affected by: 1) cash inflows such as store cash and other miscellaneous deposits; and 2) cash outflows such as check clearings, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At February 3, 2007, we did not have any borrowings outstanding under the 2004 Credit Agreement. At January 28, 2006, the total borrowings outstanding under the 2004 Credit Agreement were $5.5 million, all in swing loans. The borrowings available under the 2004 Credit Agreement, after taking into account the reduction of availability resulting from outstanding letters of credit totaling $57.9 million, were $442.1 million at February 3, 2007.

Note 4 — Sale of Real Estate

In September 2006, under the threat of eminent domain, we sold a company-owned and operated store in California for an approximate $12.8 million gain. As part of the sale, we entered into a lease which permits us to occupy and operate the store through January 2009 in exchange for $1 per year rent plus the cost of taxes, insurance, and common area maintenance. We may vacate the property at any time without liability. Due to our continuing involvement with the property at below market rent, the sale is being recognized as a finance obligation under the provisions of SFAS No. 66, Accounting for Sales of Real Estate. As a result, the gain on the sale will be deferred until the end of the lease, which is currently expected to be in the fourth quarter of fiscal year 2008. The net sales proceeds of approximately $13.3 million were recorded as a long-term real estate liability included in other liabilities on our consolidated balance sheet as of February 3, 2007.

See Note 11 for discussion of the sale of the Pittsfield distribution center (formerly owned by the KB Toys business).

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5 — Leases

Leased property consists primarily of our retail stores and certain warehouse space. Many of the store leases provide that we pay for real estate taxes, CAM, and property insurance. Certain leases provide for contingent rents or may have rent escalations. In addition, many leases provide options to extend the original terms for an additional one to fifteen years.

Total retail store and warehouse lease expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases of stores, warehouses, and offices consisted of the following:

	Fiscal Year
	2006	2005	2004
(In thousands)
Minimum leases	$238,414	$240,656	$224,124
Contingent leases	935	1,159	894
Total retail store and warehouse lease expense	$239,349	$241,815	$225,018

Lease expense for operating leases associated with the 130 closed stores included in income (loss) from discontinued operations was $15.2 million and $16.8 million for fiscal year 2005 and fiscal year 2004, respectively.

Lease related income (expense) for the KB Toys business included in income (loss) from discontinued operations was $14.5 million, $0.4 million and $(8.6) million for fiscal years 2006, 2005, and 2004, respectively. This lease income (expense) was related to KB Toys leases guaranteed by the Company which were rejected during the KB Toys bankruptcy.

Future minimum commitments for equipment, store and warehouse leases, excluding closed store leases and real estate taxes, CAM, and property insurance, at February 3, 2007, were as follows:

Fiscal Year
(In thousands)
2007	$195,225
2008	168,619
2009	132,353
2010	93,340
2011	64,338
Thereafter	85,969
Total leases	$739,844

Note 6 — Shareholders’ Equity

Earnings per Share

There are no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at February 3, 2007, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options discussed below.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6 — Shareholders’ Equity (Continued)

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	Fiscal Year
	2006	2005	2004
(In thousands)
Weighted-average common shares outstanding:
Basic	110,336	113,240	114,281
Dilutive effect of stock options and restricted shares	1,594	437	520
Diluted	111,930	113,677	114,801

At the end of fiscal years 2006, 2005, and 2004, stock options outstanding of 1.1 million, 5.0 million, and 5.1 million, respectively, were excluded from the diluted share calculation because their impact was antidilutive. Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price is greater than the weighted-average market price of our common stock for each period.

On February 22, 2006, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. In accordance with this repurchase program, we purchased 9.4 million common shares having an aggregate cost of $150.0 million with an average price of $15.90 in fiscal year 2006. In May 2004, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares. In accordance with this repurchase program, we purchased 5.4 million common shares having an aggregate cost of $75.0 million with an average price paid per share of $13.82 in fiscal year 2004. The repurchased common shares were placed into treasury and are used for general corporate purposes including the issuance of shares related to equity compensation and employee benefit plans.

In June 2006, we paid $14.7 million to enter into a structured share repurchase transaction which settled in cash on its maturity date in September 2006. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on the consolidated balance sheet. We entered into the structured share repurchase transaction as part of our share repurchase program announced in February 2006. Because the market price of our common shares was above $15.34 on the maturity date, we received $15.3 million on the maturity date, representing our original investment of $14.7 million and a $0.6 million return on our investment.

Note 7 — Stock Plans

In May 2005, our shareholders approved the Big Lots 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan replaced the Big Lots, Inc. 1996 Performance Incentive Plan, as amended (the “1996 Incentive Plan”). Beginning January 1, 2006, equity awards were issued under the 2005 Incentive Plan.

The 1996 Incentive Plan and 2005 Incentive Plan authorize the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, performance units, and stock appreciation rights. We have not issued restricted stock units, performance units, or stock appreciation rights. As a result of its expiration, there were no common shares available for issuance under the 1996 Incentive Plan at February 3, 2007. The number of common shares available for issuance under the 2005 Incentive Plan consists of: 1) an initial allocation of 1,250,000 common shares; 2) 2,001,142 common shares, the number of common shares that were available under the 1996 Incentive Plan upon its expiration; and 3) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 Incentive Plan is in effect. The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2005 Incentive Plan, determines the term of each award. Stock options granted to employees generally expire on the lesser of: 1) the term set by the Committee, which has historically been 7 to 10 years from the grant date; 2) one year following death or disability; or 3) three months following

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock Plans (Continued)

termination. Stock options granted under the 1996 Incentive Plan and 2005 Incentive Plan may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value of the underlying common shares (i.e. 100 percent of the volume-weighted average trading price) on the grant date. The stock options generally vest ratably over a four-year or five-year period; however, upon a change in control of the Company, all awards outstanding automatically vest.

We maintain the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The number of common shares initially available for issuance under the Director Stock Option Plan was 781,250 shares. The Director Stock Option Plan is administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercises any discretion in administration of the Director Stock Option Plan. Grants are made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to the fair market value of the underlying common shares (i.e. 100 percent of the final trading price) on the date of grant. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of our common shares which become fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the lesser of: 1) 10 years plus one month; or 2) one year following death or disability; or 3) at the end of our trading window immediately following termination.

On November 21, 2005, we announced that the Committee, after discussion with our Board of Directors, approved accelerating the vesting of stock options representing approximately 3.8 million of our common shares awarded on or before February 21, 2005, under the 1996 Incentive Plan and the Director Stock Option Plan. The Committee did not, however, accelerate the vesting of stock options granted after February 21, 2005, including those granted to our current Chief Executive Officer, Steven S. Fishman, or the vesting of stock options granted to our former Chief Executive Officer. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded by us beginning in fiscal year 2006 following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006. This action resulted in an insignificant amount of expense recorded in the fourth quarter of fiscal year 2005 for the impact of the shares estimated to be modified and is expected to enable us to eliminate pretax expense of approximately $11.7 million over the five year period during which the stock options would have vested, subject to the impact of additional adjustments related to cancelled stock options. The acceleration resulted in additional proforma stock-based employee compensation expense in fiscal year 2005 as disclosed in Note 1. Additionally, the Committee imposed a holding period that requires all directors, executive vice presidents, and senior vice presidents (including our named executive officers other than Mr. Fishman whose stock options were not accelerated) to refrain from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director or officer’s death, permanent and total disability, or termination of employment.

We use a binomial model to estimate the fair value of stock options granted on or after February 1, 2004. The fair value of stock options granted prior to February 1, 2004, was determined using the Black-Scholes model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility was based in part on historical and current implied volatilities from traded options on our common shares. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The dividend yield on our common shares was assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The expected life was determined from the binomial model. The model incorporated exercise and post-vesting forfeiture assumptions based on analysis of historical data.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock Plans (Continued)

The assumptions used in the option pricing model for each of the respective periods were as follows:

	Fiscal Year
	2006	2005	2004
Weighted-average fair value of options granted	$5.56	$4.74	$5.48
Risk-free interest rates	4.6%	3.9%	3.1%
Expected life (years)	4.6	5.5	5.2
Expected volatility	42.4%	42.4%	39.0%
Expected annual forfeiture	3.0%	3.0%	3.0%

The following table summarizes information about our stock options outstanding and exercisable at February 3, 2007:

Range of Prices		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
	Less		Remaining	Average		Average
Greater	Than or	Options	Life	Exercise	Options	Exercise
Than	Equal to	Outstanding	(Years)	Price	Exercisable	Price
$ 7.79	$ 11.25	1,181,080	5.6	$10.93	654,880	$10.79
11.26	11.74	829,335	6.9	11.63	802,935	11.63
11.75	12.66	1,589,160	6.1	12.40	472,760	12.00
12.67	15.05	1,498,610	6.9	14.79	1,248,810	14.80
$15.06	$ 43.38	1,546,805	2.0	26.16	1,427,805	26.70
		6,644,990	5.3	$15.78	4,607,190	$17.08

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock Plans (Continued)

A summary of the annual stock option activity for fiscal years 2004, 2005, and 2006 is as follows:

			Weighted
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Options	Price (a)	(years)	(000’s)
Outstanding at January 31, 2004	10,724,916	$14.73
Granted	2,718,800	14.77
Exercised	(1,050,787)	11.42
Forfeited	(1,783,429)	15.31
Outstanding at January 29, 2005	10,609,500	14.97
Granted	2,081,800	11.52
Exercised	(600,021)	11.69
Forfeited	(1,400,534)	14.76
Outstanding at January 28, 2006	10,690,745	14.52
Granted	1,137,900	13.40
Exercised	(4,671,936)	12.31
Forfeited	(511,719)	15.78
Outstanding at February 3, 2007	6,644,990	$15.78	5.3	$73,439
Vested and expected to vest at February 3, 2007	6,494,867	$15.84	5.3	$70,571
Exercisable at February 3, 2007	4,607,190	$17.08	4.9	$46,642

(a)	Weighted-average per share exercise price.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock Plans (Continued)

A summary of the restricted stock activity for fiscal years 2004, 2005, and 2006 is as follows:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested restricted stock at January 31, 2004	—	$—
Granted	172,000	10.85
Vested	—	—
Forfeited	—	—
Nonvested restricted stock at January 29, 2005	172,000	10.85
Granted	100,000	11.25
Vested	(53,998)	10.85
Forfeited	(10,000)	10.85
Nonvested restricted stock at January 28, 2006	208,002	11.04
Granted	290,700	12.91
Vested	(87,331)	11.00
Forfeited	(2,700)	12.80
Nonvested restricted stock at February 3, 2007	408,671	$12.37

For the restricted common shares granted in fiscal year 2006, if we meet a threshold financial performance target and the employee remains employed by us, the restricted common shares will vest at the opening of our first trading window that is five years after the grant date. If we meet a higher financial performance target and the employee remains employed by us, the restricted common shares will vest at the opening of our first trading window that is after we file our Annual Report on Form 10-K with the SEC for the year in which the higher target is met. In fiscal year 2006, we achieved the higher financial performance target, resulting in approximately $3.7 million of expense recognized for the 288,000 restricted common shares expected to vest.

The restricted common shares awarded to Steven S. Fishman upon the commencement of his employment as our Chairman, Chief Executive Officer and President in fiscal year 2005 vest in one-third increments upon the attainment of mutually agreed common share price targets or fully after five years of service or upon a change in control of the Company. The 2005 restricted common share grant will be forfeited, in whole or in part, as applicable, if Mr. Fishman voluntarily terminates his employment or if he is terminated for cause prior to full vesting of the grant. In fiscal year 2006, the first agreed common share price target was achieved and one-third of these restricted common shares vested. Subsequent to the end of fiscal year 2006, the second agreed common share price target was achieved and an additional one-third of these restricted common shares vested.

The restricted common shares awarded to certain of our officers as a retention package upon the transition of the former Chief Executive Officer and President to a different position in fiscal year 2004 vest equally over three years and fully if the employee is involuntarily terminated without cause or upon change in control of the Company. The 2004 restricted share grants will be forfeited, in whole or in part, as applicable, if the employee voluntarily terminates his or her employment or if the employee is terminated for cause.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock Plans (Continued)

During fiscal years 2006, 2005, and 2004, the following activity occurred under our share-based compensation plans:

	2006	2005	2004
(In thousands)
Total intrinsic value of stock options exercised	$30,416	$695	$2,292
Total fair value of restricted stock vested	1,970	658	—

The total unearned compensation cost related to share-based awards outstanding at February 3, 2007, was approximately $7.9 million. This compensation cost is expected to be recognized through January 2011 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.8 years from February 3, 2007.

Note 8 — Employee Benefit Plans

Pension Benefits

We maintain the Pension Plan and Supplemental Pension Plan covering certain employees whose hire date precedes April 1, 1994. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. We maintain the Supplemental Pension Plan for certain highly compensated executives whose benefits were frozen in the Pension Plan in 1996. The Supplemental Pension Plan is designed to pay benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. We have no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of our general creditors.

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

As permitted by our pension investment policy, equity securities may include our common shares. At the end of the two most recent plan years on December 31, 2006 and 2005, the Pension Plan owned 2,651 and 2,594 of our common shares, respectively.

Financial futures contracts and financial options contracts can be utilized for purposes of implementing hedging strategies. All assets must have readily ascertainable market value and be easily marketable. There were no futures contracts owned by the Pension Plan at February 3, 2007.

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

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

Our pension plan asset allocations at December 31 by asset category were as follows:

	2006	2005
Equity securities	70.4%	69.6%
Debt securities	27.6	26.2
Cash equivalents	2.0	4.2
Total	100.0%	100.0%

Our funding policy for the Pension Plan is to make annual contributions based on advice from actuaries and evaluation of our cash position, but not less than the minimum required by applicable regulations. We expect no required contributions in fiscal year 2007. Additional discretionary contributions could be made upon further analysis of the Pension Plan during fiscal year 2007. The assets allocated to debt securities of 27.6% at December 31, 2006 were below the low end of the targeted range of 30.0%, primarily due to the impact of changing the custodian and manager of the plan assets and related transition allocations. The asset managers perform an annual reallocation of assets in order to address situations outside of the targeted guidelines.

The Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following ten fiscal years are as follows:

Fiscal Year
(In thousands)
2007	$4,374
2008	4,350
2009	4,566
2010	4,670
2011	5,033
2012 – 2016	$27,859

The estimated future benefit payments are based on the same assumptions as those used to measure the Company’s benefit obligations at February 3, 2007.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

The components of net periodic pension cost were comprised of the following:

	Fiscal Year
	2006	2005	2004
(In thousands)
Service cost — benefits earned in the period	$2,944	$3,310	$3,494
Interest cost on projected benefit obligation	3,158	3,149	3,274
Expected investment return on plan assets	(4,285)	(4,267)	(3,420)
Amortization of prior service cost	135	135	135
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	1,264	1,325	1,508
Settlement loss	1,510	—	—
Net periodic pension cost	$4,739	$3,665	$5,004

In fiscal year 2006, we incurred a pretax non-cash settlement charge of $1.5 million. The settlement charge was caused by lump sum benefit payments made to plan participants by the Pension Plan in excess of combined annual service cost and interest cost for fiscal year 2006. A portion of the settlement charge was due to benefit payments to former employees of the 130 closed stores previously reclassified as discontinued operations, and, accordingly, $0.7 million, pretax, of the expense was reported in loss from discontinued operations on our consolidated statement of operations.

Weighted-average assumptions used to determine net periodic benefit cost were:

	Fiscal Year
	2006	2005	2004
Discount rate	5.7% to 6.0%	5.7%	6.1%
Rate of increase in compensation levels.	3.5%	4.0%	4.6%
Expected long-term rate of return	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/05	12/31/04	12/31/03

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at December 31:

			Supplemental
	Pension Plan		Pension Plan
	2006	2005	2006	2005
(In thousands)
Projected benefit obligation	$50,258	$51,757	$4,442	$5,001
Accumulated benefit obligation	44,148	43,468	3,977	4,041
Fair market value of plan assets	$53,065	$53,217	$ —	$ —

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at December 31:

	2006	2005
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$56,758	$57,711
Service cost	2,944	3,310
Interest cost	3,158	3,149
Benefits and settlements paid	(7,845)	(5,791)
Actuarial gain	(315)	(1,621)
Projected benefit obligation at end of year	$54,700	$56,758

Change in plan assets:
Fair market value at beginning of year	$53,217	$52,707
Actual return on plan assets	6,906	2,001
Employer contributions	787	4,300
Benefits and settlements paid	(7,845)	(5,791)
Fair market value at end of year	$53,065	$53,217

Under funded	$(1,635)	$(3,541)
Unrecognized actuarial loss	—	14,949
Unrecognized transition obligation	—	106
Unrecognized prior service cost	—	596
Net amount recognized	$(1,635)	$12,110

Pension asset for the Pension Plan	$2,807	$16,828
Pension liability for the Supplemental Pension Plan	(4,442)	(4,718)
Amounts recognized	$(1,635)	$12,110

See Note 1 to the consolidated financial statements for a discussion of our pension accounting policy and the impact of adopting SFAS No. 158 on our consolidated balance sheet.

Weighted-average assumptions used to determine benefit obligations for fiscal years 2006 and 2005 were:

	Fiscal Year
	2006	2005
Discount rate	5.9%	5.7%
Rate of increase in compensation levels.	3.5%	3.5%
Measurement date for plan assets and benefit obligations	12/31/06	12/31/05

Savings Plans

We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions which has been invested directly in our common shares; however, beginning with calendar year 2006 compensation deferrals under these plans, our matching contribution will be in cash. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For fiscal years 2006, 2005, and 2004, we

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

expensed $5.1 million, $5.5 million, and $5.2 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $10.8 million and $8.6 million at February 3, 2007 and January 28, 2006, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. We held treasury shares with historical cost of $1.1 million at February 3, 2007 and $2.5 million at January 28, 2006, in connection with the nonqualified deferred compensation plan. We had a liability of $14.2 million and $11.0 million at February 3, 2007 and January 28, 2006, respectively, in connection with the nonqualified deferred compensation plan.

Note 9 — Income Taxes

The provision (benefit) for income taxes from continuing operations was comprised of the following:

	Fiscal Year
	2006	2005	2004
(In thousands)
Federal — current	$66,243	$12,512	$9,582
State and local — current	5,044	(577)	(336)
Deferred — federal, state and local	(13,415)	(6,746)	4,282
Income tax provision	$57,872	$5,189	$13,528

The deferred income tax expense (benefit) from discontinued operations was $9.1 million for fiscal year 2006, $(3.7) million for fiscal year 2005 and $(5.1) million for fiscal year 2004. Deferred tax assets increased by $3.9 million in fiscal year 2006 due to pension-related charges recorded in accumulated other comprehensive income.

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	Fiscal Year
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	2.8	0.6	(1.1)
Work opportunity tax and other employment tax credits	(0.9)	(5.1)	(2.7)
Expiration of capital loss carryover	—	47.6	—
Valuation allowance	(0.8)	(48.7)	0.9
Reversal of previously accrued federal taxes	(0.8)	(2.8)	—
Charitable donation of appreciated inventory	(0.2)	(2.3)	(1.0)
Other, net	(1.2)	0.5	(1.0)
Effective income tax rate	33.9%	24.8%	30.1%

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

The expiration of the capital loss carryover and related reduction in the valuation allowance in 2005 relates primarily to a $9.1 million capital loss that was generated in fiscal year 2000 in connection with the sale of the KB Toys business.

Income tax payments and refunds were as follows:

	Fiscal Year
	2006	2005	2004
(In thousands)
Income taxes paid	$35,727	$22,227	$23,314
Income taxes refunded	(22,178)	(12,166)	(10,183)
Net income taxes paid	$13,549	$10,061	$13,131

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	February 3, 2007	January 28, 2006
(In thousands)
Deferred tax assets:
Depreciation and fixed asset basis differences	$30,460	$17,066
Workers’ compensation and other insurance reserves	27,230	33,616
Uniform inventory capitalization	21,224	25,120
Accrued rent	15,198	13,863
State tax net operating losses, net of federal tax benefit	10,747	14,747
Accrued state taxes	7,639	9,831
Deferred compensation	5,269	4,264
KB store lease and other discontinued operations contingencies	5,015	10,773
Closed store accrual	2,464	7,198
Pension	564	—
Valuation allowances	(2,021)	(5,961)
Other	40,982	35,488
Total deferred tax assets	164,771	166,005
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	25,863	31,576
Lease construction reimbursements	12,308	10,210
Prepaid expenses	5,140	5,028
Pension	—	4,747
Other	16,111	17,296
Total deferred tax liabilities	59,422	68,857
Net deferred tax assets	$105,349	$97,148

The valuation allowances shown in the table above include state income tax valuation allowances that are net of the federal tax benefit. The reduction in the valuation allowances from fiscal year 2005 to fiscal year 2006 relates primarily to a decrease of $3.0 million (net of federal tax) in the valuation allowances attributable to state net operating loss carryforwards due the projected usage of the carryforwards.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

Net deferred tax assets were shown separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	February 3, 2007	January 28, 2006
(In thousands)
Current deferred income taxes	$60,292	$ 78,539
Noncurrent deferred income taxes	45,057	18,609
Net deferred tax assets	$105,349	$ 97,148

We have established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

We have the following income tax loss and credit carryforwards at February 3, 2007 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
Federal:
Net capital loss carryforwards	$722	Expires fiscal years 2008 through 2011
Foreign tax credits	233	Expires fiscal year 2010
State and local:
State net operating loss carryforwards	16,534	Expires fiscal years 2007 through 2025
California enterprise zone credits	1,942	No expiration date
California alternative minimum tax credits	205	No expiration date
New Jersey alternative minimum tax credits	297	No expiration date
Total income tax loss and credit carryforwards	$19,933

Our income taxes payable have been reduced by the tax benefits primarily associated with exercises of employee stock options. We receive an income tax deduction calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits of $11.9 million in fiscal year 2006, $0.3 million in fiscal year 2005, and $0.9 million in fiscal year 2004 were credited directly to shareholders’ equity.

In November 2003, the IRS issued Revenue Ruling 2003-112 which clarified the definition of eligible employees for purposes of the welfare to work and work opportunity tax credits. We have filed protective refund claims for fiscal years 1994 through 2002. Because of the contingent nature of these claims, no tax benefit has been recorded for this item.

During fiscal years 2006 and 2005, we had tax settlements, audit closures, and expirations of statutes of limitations resulting in the reversal of previously incurred income tax expense of approximately $4.1 million and $4.8 million, respectively.

Years after fiscal year 2001 are open to examination by the IRS. Various state tax authorities routinely audit us. We believe that we have adequately provided for tax, interest, and penalties, if any, that may result from future audit adjustments relating to these years.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments and Contingencies

In November 2004, a civil putative collective action complaint was filed against us in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that we had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees our furniture department managers, sales managers, and assistant managers (“Texas matter”). Subsequent to its filing, the plaintiffs in the Texas matter amended the complaint to limit its scope to furniture department managers. The plaintiffs in the Texas matter seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for us as a furniture department manager at any time between November 2, 2001, and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the Texas matter. In the third quarter of fiscal year 2006, we reached a tentative settlement with the plaintiffs concerning the Texas matter. The tentative settlement is subject to court approval and acceptance by the class. We recorded, in the third quarter of fiscal year 2006, a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability of the Texas matter. We believe that we had adequate liability reserves for the Texas matter at February 3, 2007.

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of the State of California, County of Ventura, wherein it was alleged that we had violated certain California wage and hour laws (“California matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of fiscal year 2006, we reached a tentative settlement with the plaintiff concerning the California matter. On November 6, 2006, the District Court in California issued an order granting preliminary approval of the tentative settlement. The tentative settlement remains subject to acceptance by the class and final court approval. We recorded, in the third quarter of fiscal year 2006, a pretax charge of $6.5 million included in selling and administrative expenses for the estimated settlement liability in the California matter. We believe that we had adequate liability reserves for the California matter at February 3, 2007.

In November 2004, a civil putative collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, wherein it was alleged that we violated the Fair Labor Standards Act by misclassifying assistant managers as exempt (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of February 3, 2007, approximately 1,100 individuals had joined the Louisiana matter. We have the right to file a motion seeking to decertify the class after discovery has been conducted. Pending discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in the Louisiana matter; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments and Contingencies (Continued)

In September 2006, a class action complaint was filed against us in the Superior Court of the State of California, County of Los Angeles, wherein it was alleged that we had violated certain California wage and hour laws by misclassifying California store managers as exempt. The plaintiff seeks to recover, on his own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, and loss of unused vacation time. Pending discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In the fourth quarter of fiscal year 2006, we recorded pretax income of $2.6 million in selling and administrative expenses upon receipt of our portion of the Visa/MasterCard antitrust litigation settlement funds that compensate merchants for the excessive fees they paid for certain Visa and MasterCard transactions.

We are involved in other legal actions and claims, including various additional employment-related matters, arising in the ordinary course of business. We currently believe that such actions and claims, both individually and in the aggregate, will be resolved without material adverse effect on our financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on our financial condition, results of operations, and liquidity.

For a discussion of discontinued operations, including KB Toys matters, see Note 11 to the accompanying consolidated financial statements.

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. With the exception of self-insured claims, taxes, employment-related matters, the lawsuits described above, and the liabilities that relate to the KB Toys bankruptcy, we have not recorded any additional significant liabilities for other commitments and contingencies.

We have purchase obligations for merchandise issued in the ordinary course of our business that are valued at $420.7 million, the entirety of which represents obligations due within one year of February 3, 2007. Purchase obligations also include a commitment for future inventory purchases totaling $227.2 million at February 3, 2007. We paid $36.1 million, $44.0 million, and $52.5 million related to this commitment during fiscal years 2006, 2005, and 2004, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied.

Note 11 — Discontinued Operations

We report discontinued operations upon disposition of a component of the Company’s business when the cash flows have been or will be eliminated from the Company’s ongoing operations. As a result, the Company’s discontinued operations for fiscal years 2006, 2005, and 2004, are comprised of the following:

	Fiscal Year
	2006	2005	2004
(In thousands)
Closed stores	$(2,659)	$(41,130)	$(1,662)
KB Toys matters	18,531	(569)	(11,320)
Total pretax income (loss)	$15,872	$(41,699)	$(12,982)

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

Closed Stores

In fiscal year 2005, we determined that the results of 130 stores closed in fiscal year 2005 should be reported as discontinued operations for all periods presented. The table below identifies the significant components of income (loss) from discontinued operations for these closed stores for fiscal years 2006, 2005, and 2004, respectively.

	Fiscal Year
	2006	2005	2004
(In thousands)
Net sales	$—	$215,154	$225,820
Gross margin	—	74,109	90,299
Operating loss	(2,659)	(41,130)	(1,662)
Loss from discontinued operations, net of tax	$(1,606)	$(25,381)	$(1,021)

In fiscal year 2006, closed stores operating loss is primarily comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms, a $0.7 million pension settlement charge, and accretion on the lease termination costs of $0.4 million. Additionally, in the fourth quarter of fiscal year 2006, we reviewed the fair value of our lease termination cost liability and as a result of achieving a higher level of savings than was previously estimated, we recognized a $1.3 million, pretax, reduction in the liability resulting in a partial reversal of prior year charges. Our results of discontinued operations for closed stores include the net sales and associated costs which were directly related to and specifically identifiable with these stores in fiscal years 2005 and 2004 and exit-related pretax losses in the amount of $43.6 million for the write-down of property and inventory, severance and benefits, and lease termination costs in fiscal year 2005.

The table below summarizes the exit liabilities recorded as a result of the 130 store closures in fiscal year 2005 and identifies the remaining obligations as of February 3, 2007:

	Write-down
	of Property,	Severance	Lease
	Inventory, and	and	Termination
	Deferred Rent	Benefits	Costs	Total
(In thousands)
Charges	$19,600	$3,300	$20,700	$43,600
Payments	—	(1,539)	(2,499)	(4,038)
Non-cash reductions	(19,600)	—	—	(19,600)
Remaining Obligations at January 28, 2006	—	1,761	18,201	19,962
Settlement savings	—	—	(1,346)	(1,346)
Accretion expense	—	—	411	411
Payments.	—	(1,761)	(11,329)	(13,090)
Remaining Obligations at February 3, 2007	$—	$—	$5,937	$5,937

Asset write-downs included assets used in normal operations of retail stores and included remaining unrecoverable net book values of fixtures, equipment, and signs. The inventory write-downs above were specific to the markdowns associated with the liquidation sales conducted at the closed stores which qualified for discontinued operations accounting treatment. The Company recorded markdowns throughout the year in the normal course of business. The markdowns associated with the liquidation sales were the only markdowns included in the exit liability table above.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

As of February 3, 2007, we have 30 closed stores with leases that have not yet been terminated or subleased. Future cash outlays under these store closure obligations are anticipated to be $3.4 million in fiscal year 2007, $1.8 million in fiscal year 2008, $0.6 million in fiscal year 2009, and $0.1 million thereafter.

KB Toys Matters

KB Toys acquired the KB toy business from us pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (the “KB Stock Purchase Agreement”). On January 14, 2004, KB Toys filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. In connection with the KB Toys business, we incurred charges and subsequently partially reversed charges which have been recognized in our consolidated statements of operations for fiscal years 2006, 2005, and 2004. The following table summarizes these charges and reversals:

	Fiscal Year
	2006	2005	2004
(In thousands)
Continuing Operations
HCC Note — Partial charge-off	$—	$(6,389)	$—
Discontinued Operations
Lease indemnifications	14,546	430	(8,623)
Tax indemnifications and other	5,425	—	—
Pittsfield distribution center	(1,440)	(999)	(2,697)
KB matters pretax income (loss) from discontinued operations	$18,531	$(569)	$(11,320)

HCC Note — Partial Charge-Off

As partial consideration for the sale of the KB Toys business, we received a 10 year note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the bankruptcy proceedings, in aggregate principal amount of $45.0 million (principal and interest together known as the “HCC Note”). The HCC Note became immediately due and payable to us at the time of KB Toys’ bankruptcy filing. Under the KB Toys bankruptcy plan (the “KB Plan”), confirmed by the bankruptcy court on August 18, 2005, we expected to receive $0.9 million on our claim for payment of the HCC Note from the bankruptcy trust. As a result, we recorded a pretax charge to continuing operations in fiscal year 2005 in the amount of $6.4 million to reduce the carrying value of the HCC Note to $0.9 million. In the fourth quarter of fiscal year 2006, we received $0.7 million as a result of our legal settlement with the former principals of the KB Toys business and applied these proceeds against the carrying value of the HCC Note. As of February 3, 2007, the $0.2 million carrying amount of the HCC Note was included in the Company’s other assets on the consolidated balance sheet.

Lease Indemnifications

When we acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, we provided, among other things, an indemnity to CVS with respect to any losses resulting from KB Toys’ failure to pay all monies due and owing under any KB Toys lease or mortgage obligation. While we controlled the KB Toys business, we provided guarantees with respect to a limited number of additional KB Toys store leases. As part of the sale of the KB Toys business by us, and in accordance with the terms of the KB Stock Purchase Agreement, KB Toys similarly agreed to indemnify us with respect to all lease and mortgage obligations. These guarantee and lease obligations are collectively referred to as the “KB Lease Obligations.” In connection with the bankruptcy, KB Toys rejected 226 store leases and two distribution center leases for which we believe we may have guarantee or indemnification

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

obligations; however 31 of the rejected store leases expired on or before January 31, 2004 according to our records (collectively referred to as the “KB bankruptcy lease obligations”). We estimated and recorded pretax charges in discontinued operations of $24.4 million with respect to 90 leases rejected by KB Toys in fiscal year 2003 and $8.6 million with respect to 72 leases rejected by KB Toys in fiscal year 2004. In fiscal year 2005, an additional 33 store leases and two distribution center leases were rejected. During fiscal year 2005, we reversed approximately $0.4 million of the KB bankruptcy lease obligation originally providing for professional fees that are no longer expected to be incurred. During fiscal year 2006, we reversed approximately $14.5 million of the KB bankruptcy lease obligation to reflect the revised estimated amount expected to be paid by us. We based the revision of the KB bankruptcy lease obligations on the number of demand notices that we have received from landlords and used information received from KB Toys, the bankruptcy trust, and our own lease records which date back to when we owned the KB Toys business. Based on this information, we believe that our liability of $12.7 million for the KB bankruptcy lease obligations is adequate as of February 3, 2007.

The claims process associated with the KB Toys bankruptcy remains open. As a result of uncertainties associated with the continuance of the bankruptcy claims process, we believe it is possible that we will continue to receive demand notices from landlords in fiscal year 2007. We are an unsecured creditor of the bankruptcy trust with respect to losses we have incurred in connection with the KB bankruptcy lease obligations and are unable to estimate the timing or amount of any recovery we can expect to receive upon resolution of these claims. Accordingly, no recoveries related to the KB Toys bankruptcy have been recorded by us. In addition, the typical KB bankruptcy lease obligation provides that the terms of the underlying lease may be extended, amended, or modified without the consent of the guarantor. Based on the uncertainties related to the KB bankruptcy lease obligations, we intend to continue to evaluate the adequacy of these reserves as dictated by the facts and circumstances available to us at each future reporting period. In the event additional liability arises from future defaults on these leases, any related charge would be to discontinued operations.

We continue to have KB Lease Obligations with respect to approximately 84 open KB Toys stores and KB Toys’ main office building. Because these remaining guarantees were issued prior to January 1, 2003, they are not subject to the fair value recognition provisions of FASB Interpretation No. 45. However, we will recognize a liability if a loss in connection with any of the KB Lease Obligations becomes probable and reasonably estimable.

Pittsfield Distribution Center

As a result of the KB Toys bankruptcy, we received notice of a default relating to a first mortgage (guaranteed by CVS) on the Pittsfield DC. On November 5, 2004, we satisfied our indemnity obligation with respect to the Pittsfield DC at a cost of $8.4 million. We recorded a pretax charge to discontinued operations in fiscal year 2004 in the amount of $2.7 million to reflect our best estimate of the difference between the subrogation rights flowing from the indemnification payment and the net realizable value of the Pittsfield DC.

In the fourth quarter of fiscal year 2005, we initiated plans to dispose of the Pittsfield DC. The property was classified as held-for-sale, and accordingly, its carrying value at January 28, 2006, was adjusted to its estimated fair value less applicable selling costs resulting in a pretax non-cash impairment charge of $0.7 million and other related charges of $0.3 million included in loss from discontinued operations. In the fourth quarter of fiscal year 2006, we sold the Pittsfield DC for approximately $3.9 million, net of selling costs and recognized a $1.4 million loss, net of tax included in income from discontinued operations.

Other KB Toys Matters

In addition to including KB Toys’ indemnity of us with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB Toys by us and of us by KB Toys. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate

     BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, the Company is to indemnify KB Toys for tax losses generally related to the periods prior to the Company’s sale of KB Toys. During the fourth quarter of fiscal year 2006, we reversed prior pretax charges of approximately $4.7 million and net income tax contingencies of approximately $1.7 million, in income from discontinued operations primarily related to income and sales tax indemnification contingency reserves. We estimated this reversal of charges based on information that we received as a result of our settlement discussions with the bankruptcy trust and KB in an attempt to resolve the tax indemnification claims. As of February 3, 2007, uncertainty remains with respect to the final resolution of these matters; however, management believes that the final resolution of these matters will not have a material adverse effect on our financial condition, results of continuing operations, or liquidity.

During fiscal year 2006, we recorded $0.7 million in discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

Note 12 — Business Segment Data

We manage our business based on one segment, broadline closeout retailing. We internally evaluate and externally communicate overall sales and merchandise performance based on the following key merchandising categories: Consumables, Home, Seasonal and toys, and Other. The following data is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

	Fiscal Year
(in thousands)	2006	2005	2004
Consumables	$1,369,590	$1,275,851	$1,247,207
Home	1,473,052	1,333,602	1,153,297
Seasonal and toys.	840,416	830,526	814,661
Other	1,059,990	989,926	934,087
Net sales	$4,743,048	$4,429,905	$4,149,252

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

Note 13 — Subsequent Event

On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted. We expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase program will be available to meet obligations under equity compensation plans and for general corporate purposes.

     BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14 — Selected Quarterly Financial Data (Unaudited)

The fourth quarter of fiscal year 2006 was 14 weeks. All other quarters were 13 weeks. Summarized quarterly financial data for fiscal years 2006 and 2005 was as follows:

Fiscal Year 2006	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,091,622	$1,056,535	$1,049,537	$1,545,354	$4,743,048
Gross margin	438,322	412,293	415,345	625,472	1,891,432
Income from continuing operations	14,504	4,704	1,819	91,591	112,618
Income (loss) from discontinued operations	(791)	(405)	(85)	12,708	11,427
Net income	13,713	4,299	1,734	104,299	124,045
Income (loss) per common share — basic:
Continuing operations	0.13	0.04	0.02	0.84	1.02
Discontinued operations	(0.01)	—	—	0.12	0.10
	0.12	0.04	0.02	0.96	1.12
Income (loss) per common share — diluted:
Continuing operations	0.13	0.04	0.02	0.83	1.01
Discontinued operations	(0.01)	—	—	0.11	0.10
	$0.12	$0.04	$0.02	$0.94	$1.11

Fiscal Year 2005	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,043,084	$1,000,511	$991,408	$1,394,902	$4,429,905
Gross margin	425,658	401,362	387,623	517,023	1,731,666
Income (loss) from continuing operations	7,266	(12,945)	(16,249)	37,653	15,725
Income (loss) from discontinued operations	534	(807)	(2,539)	(23,001)	(25,813)
Net income (loss)	7,800	(13,752)	(18,788)	14,652	(10,088)
Income (loss) per common share — basic:
Continuing operations	0.06	(0.11)	(0.14)	0.33	0.14
Discontinued operations	0.01	(0.01)	(0.03)	(0.20)	(0.23)
	0.07	(0.12)	(0.17)	0.13	(0.09)
Income (loss) per common share — diluted:
Continuing operations	0.06	(0.11)	(0.14)	0.33	0.14
Discontinued operations	0.01	(0.01)	(0.03)	(0.20)	(0.23)
	$0.07	$(0.12)	$(0.17)	$0.13	$(0.09)
____________________

(a)	Income (loss) per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and may not necessarily be equal to the full year income (loss) per share amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report in order to ensure that information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules, forms, and regulations.

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

Management assessed the effectiveness of the Company’s internal control system as of February 3, 2007. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of February 3, 2007.

The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears in the Financial Statements and Supplementary Data section of this Form 10-K.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Proposal One: Election of Directors,” “Governance of Big Lots,” and “Stock Ownership” in the 2007 Proxy Statement, with respect to directors, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I under the caption “Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference with response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Governance of Big Lots,” “Director Compensation,” “Executive Compensation,” and “Audit Committee Disclosure” in the 2007 Proxy Statement, with respect to director compensation, executive compensation, and corporate governance, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of February 3, 2007, relating to our equity compensation plans pursuant to which our common shares may be issued.

(c) Number of common
shares remaining
	(a) Number of		(b) Weighted-	available for future
	common shares to be		average exercise	issuance under equity
	issued upon exercise of		price of outstanding	compensation plans
	outstanding options,		options, warrants,	(excluding securities
Plan Category	warrants, and rights		and rights	reflected in column (a))
Equity compensation plans approved by shareholders	6,644,990	(1)(2)	$15.78	2,921,566(3)
Equity compensation plans not approved by shareholders	—		—	—
Total	6,644,990		$15.78	2,921,566
____________________

(1)	Includes stock options granted under Director Stock Option Plan, the 1996 Incentive Plan, and the 2005 Incentive Plan. In addition, we had 408,671 shares of nonvested restricted stock outstanding under the 1996 Incentive Plan and 2005 Incentive Plan.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder- approved plan are as follows:

	Director Stock Option Plan	395,000
	1996 Incentive Plan	5,222,090
	2005 Incentive Plan	1,027,900

(3)	The common shares available for issuance under each shareholder-approved plan are as follows:

	Director Stock Option Plan	107,609
	1996 Incentive Plan	—
	2005 Incentive Plan	2,813,957

The 1996 Incentive Plan expired on December 31, 2005. The number of common shares available for issuance under the 2005 Incentive Plan is adjusted annually by adding 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years that the 2005 Incentive Plan is in effect.

The information contained under the caption “Stock Ownership - Ownership of Our Common Shares by Certain Beneficial Owners and Management” in the 2007 Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Governance of Big Lots – Determination of Director Independence” and “Governance of Big Lots – Related Person Transactions” in the 2007 Proxy Statement, with respect to the review of director independence and transactions with related parties, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the captions “Audit Committee Disclosure – Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure – Fees Paid to Independent Auditor” in the 2007 Proxy Statement, with respect to the fees paid to Deloitte & Touche LLP and the Audit Committee’s pre-approval policies and procedures, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(a)	Documents filed as part of this report:

			Page
(1)	Financial Statements
	Reports of Independent Registered Public Accounting Firm		35
	Consolidated Statements of Operations		38
	Consolidated Balance Sheets		39
	Consolidated Statements of Shareholders’ Equity		40
	Consolidated Statements of Cash Flows		41
	Notes to Consolidated Financial Statements		42
(2)	Financial Statement Schedule

	Schedule	Description
	II	Valuation and Qualifying Accounts	74

All other financial statements and schedules not listed in the preceding index are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the consolidated financial statements or Notes thereto.

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Charged to		Charged
	Beginning	Cost and		to Other
Description	of Year	Expense		Accounts	Deductions		End of Year
(In thousands)
Inventory Valuation Allowance
Fiscal year ended February 3, 2007	$1,173	580		—	201		$1,552	(a)
Fiscal year ended January 28, 2006	$776	672		—	275		$1,173	(a)
Fiscal year ended January 29, 2005	$2,651	243		1,500 (b)	618		$776	(a)
Closed Store Liabilities
Fiscal year ended February 3, 2007	$19,962	(935	)(c)	—	13,090		$5,937	(d)
Fiscal year ended January 28, 2006	$—	43,600	(e)	—	23,638	(f)	$19,962	(g)
____________________

(a)	Consists of markdowns of aged goods.

(b)	Certain amounts were reclassified to other balance sheet accounts during the fiscal year ended January 29, 2005.

(c)	Consists of reversal of charges related to contract termination costs and accretion on contract termination cost liability.

(d)	Consists of remaining liability for contract termination costs.

(e)	Includes charges for the write-down of property, inventory, and deferred rent; severance and benefits; and contract termination costs.

(f)	Includes non-cash reductions for the write-down of property, inventory, and deferred rent, and cash payments for severance and benefits and contract termination costs.

(g)	Consists of the remaining liability for severance and benefits and contract termination costs related to closed stores.

(3) Exhibits. Exhibits marked with an asterisk (*) are filed herewith. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended May 5, 2001).

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended May 5, 2001).

3.2	Code of Regulations of the Company (incorporated herein by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended May 5, 2001).

4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended February 2, 2002).

10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 17, 2005).

10.3	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 9, 2004).

10.4	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated January 6, 2005).

10.5	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2005).

10.6	Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 17, 2005).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated February 21, 2006).

10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated February 21, 2006).

10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K dated March 9, 2007).

10.10	Big Lots, Inc. Executive Stock Option and Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10 to the Company’s Post-Effective Amendment No. 3 to Form S-8).

10.11	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to the Company’s Post-Effective Amendment No. 1 to Form S-8).

10.12	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10(d) to the Company’s Form 10-Q for the quarter ended August 3, 2002).

10.13	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 9, 2004).

10.14	Big Lots 2006 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 25, 2006).

Exhibit No.	Document
10.15	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended January 29, 2005).

10.16	Big Lots, Inc. Supplemental Savings Plan (incorporated herein by reference to Exhibit 10(c) to the Company’s Form 10-K for the year ended January 31, 2004).

10.17	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 29, 2005).

10.18	Big Lots, Inc. Supplemental Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10(u) to the Company’s Form 10-K for the year ended January 31, 2004).

10.19	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended January 31, 2004).

10.20	Big Lots, Inc. Non-Employee Director Compensation Package, effective August 15, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 15, 2006).

10.21	Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2005).

10.22	First Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 21, 2006).

10.23	Second Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 9, 2007).

10.24	Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended November 1, 2003).

10.25	Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10(s) to the Company’s Form 10-K for the year ended January 31, 2004).

10.26	Employment Agreement with Donald A. Mierzwa (incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the year ended January 31, 2004).

10.27	Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended April 30, 2005).

10.28	Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 30, 2005).

10.29	Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2005).

10.30	Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for quarter ended April 29, 2006).

10.31	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the year ended January 30, 1999).

10.32	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10(s) to the Company’s Form 10-K for the year ended January 30, 1999).

10.33	Form of Retention Package Memorandum (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 6, 2005).

10.34	Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 29, 2004).

10.35	First Amendment to Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 25, 2005).

Exhibit No.	Document
10.36*	Second Amendment to Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein.

10.37	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 29, 2004).

10.38	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended October 28, 2000).

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney for Sheldon M. Berman, David T. Kollat, Brenda J. Lauderback, Philip E. Mallott, Jeffrey P. Berger, Russell Solt, James R. Tener, and Dennis B. Tishkoff.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of April 2007.

BIG LOTS, INC.
By:	/s/ Steven S. Fishman
Steven S. Fishman Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of April 2007.

/s/ Steven S. Fishman	/s/ Joe R. Cooper
Steven S. Fishman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	Joe R. Cooper Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Sheldon M. Berman*	/s/ Jeffrey P. Berger*
Sheldon M. Berman Director	Jeffrey P. Berger Director

/s/ David T. Kollat*	/s/ Russell Solt*
David T. Kollat Director	Russell Solt Director

/s/ Brenda J. Lauderback*	/s/ James R. Tener*
Brenda J. Lauderback Director	James R. Tener Director

/s/ Philip E. Mallott*	/s/ Dennis B. Tishkoff*
Philip E. Mallott Director	Dennis B. Tishkoff Director

*	The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission, all in the capacities indicated and on the 3rd day of April 2007.
By: /s/ Charles W. Haubiel II
Charles W. Haubiel II Attorney-in-Fact