Form 10-Q
period 2007-05-05
BIG LOTS INC
filed 2007-06-13
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 8, 2007, was 106,875,741.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MAY 5, 2007

Part I. Financial Information
Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Net sales	$1,128,399	$1,091,622
Cost of sales	681,486	653,300
Gross margin	446,913	438,322
Selling and administrative expenses	382,686	392,389
Depreciation expense	21,764	24,653
Operating profit	42,463	21,280
Interest expense	(92)	(90)
Interest and investment income	3,010	394
Income from continuing operations before income taxes	45,381	21,584
Income tax expense	16,357	7,080
Income from continuing operations	29,024	14,504
Loss from discontinued operations, net of tax benefitof $166 and $506, respectively	(260)	(791)
Net income	$28,764	$13,713

Income (loss) per common share - basic
Continuing operations	$0.26	$0.13
Discontinued operations	-	(0.01)
	$0.26	$0.12

Income (loss) per common share - diluted
Continuing operations	$0.26	$0.13
Discontinued operations	-	(0.01)
	$0.26	$0.12

Weighted-average common shares outstanding:
Basic	109,919	113,014
Dilutive effect of share-based awards	1,765	1,494
Diluted	111,684	114,508

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) May 5, 2007	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$210,122	$281,657
Inventories	797,500	758,185
Deferred income taxes	63,648	60,292
Other current assets	54,771	48,913
Total current assets	1,126,041	1,149,047
Property and equipment - net	494,536	505,647
Deferred income taxes	51,260	45,057
Other assets	22,044	20,775
Total assets	$1,693,881	$1,720,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,306	$193,996
Property, payroll, and other taxes	71,579	93,706
Accrued operating expenses	72,500	58,815
Insurance reserves	43,856	43,518
KB bankruptcy lease obligation	11,730	12,660
Accrued salaries and wages	26,612	43,515
Income taxes payable	7,867	28,022
Total current liabilities	456,450	474,232

Deferred rent	36,625	37,801
Insurance reserves	43,988	44,238
Unrecognized tax benefits	30,039	-
Other liabilities	35,060	34,552
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 108,767 shares and 109,633 shares, respectively	1,175	1,175
Treasury shares - 8,728 shares and 7,862 shares, respectively, at cost	(201,153)	(124,182)
Additional paid-in capital	489,634	477,318
Retained earnings	807,874	781,325
Accumulated other comprehensive income (loss)	(5,811)	(5,933)
Total shareholders' equity	1,091,719	1,129,703
Total liabilities and shareholders' equity	$1,693,881	$1,720,526

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Unearned	Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	Total

Balance - January 28, 2006	113,932	$1,175	3,563	$(48,294)	$(2,114)	$470,677	$657,280	$-	$1,078,724
Net income	-	-	-	-		-	13,713	-	13,713
Adjustment due to SFAS No. 123(R)	-	-	-	-	2,114	(2,114)	-	-	-
Purchases of common shares	(2,359)	-	2,359	(31,314)	-	-	-	-	(31,314)
Exercise of stock options	445	-	(445)	6,083	-	(881)	-	-	5,202
Tax benefit from share-based awards	-	-	-	-	-	367	-	-	367
Treasury shares used for matching contributions to savings plan	404	-	(404)	5,589	-	(415)	-	-	5,174
Sale of treasury shares used for deferred compensation plan	5	-	(5)	77	-	(19)	-	-	58
Share-based employee compensation expense	-	-	-	-	-	698	-	-	698
Balance - April 29, 2006	112,427	1,175	5,068	(67,859)	-	468,313	670,993	-	1,072,622
Net income	-	-	-	-		-	110,332		110,332
Adjustment due to SFAS No. 158	-	-	-	-	-	-	-	(5,933)	(5,933)
Purchases of common shares	(7,102)	-	7,102	(119,136)		-	-		(119,136)
Structured share repurchase	-	-	-	-	-	627	-	-	627
Exercise of stock options	4,227	-	(4,227)	62,045	-	(9,728)	-	-	52,317
Tax benefit from share-based awards	-	-	-	-	-	11,531	-	-	11,531
Sale of treasury shares used for deferred compensation plan	81	-	(81)	768	-	688	-	-	1,456
Share-based employee compensation expense	-	-	-	-	-	5,887	-		5,887
Balance - February 3, 2007	109,633	1,175	7,862	(124,182)	-	477,318	781,325	(5,933)	1,129,703
Net income	-	-	-	-	-	-	28,764	-	28,764
Other comprehensive income
Amortization of pension, net of tax of $89	-	-	-	-	-	-	-	122	122
Comprehensive income	-	-	-	-	-	-	-	-	28,886
Adjustment due to FIN No. 48	-	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(3,241)	-	3,241	(113,732)	-	-	-	-	(113,732)
Exercise of stock options	2,318	-	(2,318)	36,143	-	(6,029)	-	-	30,114
Tax benefit from share-based awards	-	-	-	-	-	14,998	-	-	14,998
Sale of treasury shares used for deferred compensation plan	57	-	(57)	618	-	1,037	-	-	1,655
Share-based employee compensation expense	-	-	-	-	-	2,310	-	-	2,310
Balance - May 5, 2007	108,767	$1,175	8,728	$(201,153)	$-	$489,634	$807,874	$(5,811)	$1,091,719

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Operating activities:
Net income	$28,764	$13,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,474	23,281
Deferred income taxes	(5,906)	(3,489)
Loss on disposition of equipment	85	509
Employee benefits paid with common shares	-	5,174
Non-cash share-based compensation expense	2,310	698
Pension	372	270
Change in assets and liabilities:
Inventories	(39,315)	30,488
Accounts payable	28,310	14,816
Current income taxes	(21,882)	22,198
Other current assets	(3,158)	2,930
Other current liabilities	(8,819)	(2,210)
Other assets	(1,607)	(247)
Other liabilities	(301)	1,803
Net cash provided by (used in) operating activities	(673)	109,934

Investing activities:
Capital expenditures	(7,995)	(6,036)
Purchase of short-term investments	(385,025)	-
Redemption of short-term investments	385,025	-
Cash proceeds from sale of equipment	114	154
Other	(11)	(34)
Net cash used in investing activities	(7,892)	(5,916)

Financing activities:
Proceeds from long-term obligations	-	14,600
Payment of long-term obligations	(17)	(20,100)
Proceeds from the exercise of stock options	30,114	5,202
Excess tax benefit from share-based awards	14,998	367
Payment for treasury shares acquired	(109,720)	(31,314)
Treasury shares sold for deferred compensation plan	1,655	58
Net cash used in financing activities	(62,970)	(31,187)

Increase (decrease) in cash and cash equivalents	(71,535)	72,831
Cash and cash equivalents:
Beginning of period	281,657	1,710
End of period	$210,122	$74,541

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$2	$29
Cash paid for income taxes (excluding impact of refunds)	$28,542	$3
Non-cash activity:
Assets acquired under capital leases	$799	$-
Treasury shares acquired, but not settled	$4,012	$-
Increase (decrease) in accrued property and equipment	$2,059	$(1,130)

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At May 5, 2007, we operated 1,376 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter.  We make available, free of charge, through the “Investors” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the “2006 Form 10-K”).

Fiscal Periods

We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2007 (“2007”) is comprised of the 52 weeks commenced on February 4, 2007 and ending on February 2, 2008.  Fiscal year 2006 (“2006”) was comprised of the 53 weeks commenced on January 29, 2006 and ended on February 3, 2007.  The fiscal quarters ended May 5, 2007 (“first quarter of 2007”) and April 29, 2006 (“first quarter of 2006”) were both comprised of 13 weeks.

Selling and Administrative Expenses

We include store expenses (such as payroll and occupancy costs), warehousing costs, outbound distribution and transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses.  Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales.  Outbound distribution and transportation costs included in selling and administrative expenses were $54.4 million and $57.9 million for the first quarter of 2007 and the first quarter of 2006, respectively.

Included in selling and administrative expenses in the first quarter of 2007, was approximately $3.9 million of insurance proceeds we received as recovery for damages related to 2005 hurricanes.

Advertising Expense

Advertising costs, which are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses.  Advertising expenses were $26.6 million and $21.2 million for the first quarter of 2007 and the first quarter of 2006, respectively.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP.  SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting.  The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations.  SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values.  SFAS No. 157 is effective on a prospective basis for us in the first quarter of the fiscal year ending on January 31, 2009 (“2008”).  We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R).  We adopted the recognition provisions of SFAS No. 158 in the fourth quarter of 2006, which required us to reflect the funded status of our defined benefit pension plans on our consolidated balance sheet.  Effective in 2008, we are required to measure the defined benefit plans’ assets and obligations as of the date of our year-end consolidated balance sheet.  Currently, our pension plans have a measurement date of December 31.  Switching to a new measurement date will require a one-time adjustment to retained earnings in 2008 per the transition guidance in SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 will be effective at the beginning of 2008.  We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

NOTE 2 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective as of the beginning of 2007.  FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position.

The recognition and measurement guidelines of FIN 48 were applied to all of our material income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.  The total amount of unrecognized income tax benefits at the beginning of 2007 was $38.3 million, of which $23.9 million would affect our annual effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that would affect the effective income tax rate relates to deferred tax benefits for temporary differences between book and tax return items and the federal tax benefit of state income tax items.   Included in the $38.3 million is $9.7 million of unrecognized tax benefits primarily related to current and potential refund claims for welfare to work and work opportunity tax credits.  If we prevail with respect to these claims, we would owe approximately $1.9 million of fees, which have not been accrued, to an outside service provider who assists us with administration of these refund claims.

We are continuing to recognize interest and penalties related to uncertain income tax positions in our income tax expense.  As of the beginning of 2007, interest and penalties of $7.4 million have been accrued in addition to the $38.3 million of unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  We are no longer subject to an Internal Revenue Service assessment on our federal income tax returns for periods prior to 2002.  Our 2002 U.S. federal income tax return is currently under examination.  In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2002, although state income tax carryforward attributes generated prior to 2002 may still be adjusted upon examination.  We have various state income tax returns in the process of examination or administrative appeals.

There was no material change in the net amount of unrecognized tax benefits in the first quarter of 2007.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 3, 2008 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million.  Actual results may differ materially from this estimate.

The effective income tax rate for the thirteen weeks ended May 5, 2007 for income from continuing operations was 36.0%, and benefited from the reduction in a valuation allowance related to a capital loss carryover, primarily due to realized investment gains.  The income tax rate for income from continuing operations of 32.8% during the thirteen weeks ended April 29, 2006 was favorably impacted by a net release of an income tax loss contingency related to the settlement/closure of certain tax matters.

Note 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 5, 2007 or April 29, 2006, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock.  For the first quarter of 2007 and the first quarter of 2006, 1.1 million and 5.2 million, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options are generally outstanding stock options where the exercise price is greater than the weighted-average market price of our common shares for each period.  Antidilutive stock options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury share method.

Share Repurchase Program
On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted (“2007 Repurchase Program”).  We expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2007 Repurchase Program will be held in our treasury and will be available to meet obligations under equity compensation plans and for general corporate purposes.

As part of the 2007 Repurchase Program, we received 2.8 million of our outstanding common shares representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”).  Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted average common shares outstanding.  The GSR includes a forward contract indexed to the average market price of our common shares that subjects the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date.  The forward contract effectively places a collar around the minimum and maximum number of our common shares that we will purchase under the GSR.  We are not required to make any additional payments to the counterparty under the GSR.  We may receive up to 0.4 million additional common shares from the counterparty in settlement of the GSR.  If the GSR had settled on May 5, 2007, we would have received approximately 0.3 million additional common shares from the counterparty based on the average market price of our common shares since the beginning of the period specified by the GSR.  We expect the GSR to settle in the fourth quarter of 2007.

In addition to the GSR, we repurchased approximately 0.4 million of our outstanding common shares in open market transactions during the first quarter of 2007 at an aggregate cost of $13.7 million.  Our remaining repurchase authorization under the 2007 Repurchase Program is approximately $486.3 million as of May 5, 2007.

The shares acquired in the first quarter of 2007, including shares acquired under the GSR, were recorded as treasury shares, at cost.

NOTE 4 – STOCK PLANS

We have outstanding stock options and nonvested restricted stock awarded under equity compensation plans approved by our shareholders.  In accordance with SFAS No. 123(R), Share-Based Payment, we recognized share-based compensation expense of $2.3 million and $0.7 million in the first quarter of 2007 and the first quarter of 2006, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in Note 7 to the consolidated financial statements in our 2006 Form 10-K).

The weighted-average fair value of options granted and assumptions used in a binomial model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Weighted-average fair value of options granted	$11.54	$5.28
Risk-free interest rate	4.4%	4.6%
Expected life (years)	4.4	4.6
Expected volatility	42.5%	42.5%
Expected annual forfeiture rate	3.0%	3.0%

A summary of the stock option activity for the first quarter of 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 3, 2007	6,644,990	$15.78
Granted	1,057,500	28.72
Exercised	(2,318,325)	12.99
Forfeited	(526,825)	26.91
Outstanding stock options at May 5, 2007	4,857,340	$18.73	5.8	$70,136
Vested and expected to vest at May 5, 2007	4,450,029	$18.94	5.9	$62,107
Exercisable at May 5, 2007	2,226,490	$18.09	5.1	$34,662

The stock options granted in the first quarter of 2007 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years. The number of options expected to vest are based on our annual forfeiture rate assumption.

A summary of the restricted stock activity for the first quarter of 2007 is as follows:
	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at February 3, 2007	408,671	$12.37
Granted	319,100	28.73
Vested	(66,667)	11.25
Forfeited	-	-
Nonvested restricted stock at May 5, 2007	661,104	$20.38

The restricted stock granted in the first quarter of 2007 vests if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest at the start of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. Compensation expense for the restricted stock granted in the first quarter of 2007 is being attributed to a three-year period based on the assumed achievement of the higher financial performance objective.

During the first quarter of 2007, the second and third common share price targets were met on the 100,000 shares of restricted stock awarded in 2005 to Steven S. Fishman, our Chairman, Chief Executive Officer and President, resulting in the vesting of the remaining 66,667 shares of common stock and related expense by us of $0.7 million.

During the first quarter of 2007 and the first quarter of 2006, the following activity occurred under our share-based compensation plans:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
(In thousands)
Total intrinsic value of stock options exercised	$38,881	$971
Total fair value of restricted stock vested	1,999	-

The total unearned compensation cost related to all share-based awards outstanding at May 5, 2007 was approximately $25.4 million.  This compensation cost is expected to be recognized through May 2011 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 3.0 years from May 5, 2007.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We sponsor a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

The following table represents components of net periodic pension cost:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
(In thousands)
Service cost - benefits earned in the period	$658	$749
Interest cost on projected benefit obligation	787	791
Expected investment return on plan assets	(1,072)	(1,079)
Amortization of actuarial loss	174	352
Amortization of prior service cost	34	34
Amortization of transition obligation	3	3
Net periodic pension cost	$584	$850

Weighted-average assumptions used to determine net periodic pension cost were:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Discount rate	5.9%	5.7%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/06	12/31/05

Our funding for the defined benefit pension plans is not expected to be materially different than the amounts disclosed in our 2006 Form 10-K.

NOTE 6 – CONTINGENCIES

In November 2004, a civil putative collective action complaint was filed against us in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that we had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees our furniture department managers, sales managers, and assistant managers (“Texas matter”). Subsequent to its filing, the plaintiffs in the Texas matter amended the complaint to limit its scope to furniture department managers. The plaintiffs in the Texas matter seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for us as a furniture department manager at any time between November 2, 2001, and October 1, 2003.  As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the Texas matter. In the third quarter of 2006, we reached a tentative settlement with the plaintiffs concerning the Texas matter. We recorded, in the third quarter of 2006, a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability of the Texas matter.  On January 17, 2007, the court approved the settlement, and we are in the process of paying out the settlement. We believe that we had adequate liability reserves for the Texas matter at May 5, 2007.

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of the State of California, County of Ventura, wherein it was alleged that we had violated certain California wage and hour laws (“California matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of 2006, we reached a tentative settlement with the plaintiff concerning the California matter. On November 6, 2006, the court issued an order granting preliminary approval of the tentative settlement. The tentative settlement remains subject to acceptance by the class and final court approval. We recorded, in the third quarter of 2006, a pretax charge of $6.5 million included in selling and administrative expenses for the estimated settlement liability of the California matter. We believe that we had adequate liability reserves for the California matter at May 5, 2007.

In November 2004, a civil putative collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, wherein it was alleged that we violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of May 5, 2007, approximately 1,100 individuals had joined the Louisiana matter. We have the right to file a motion seeking to decertify the class after discovery has been conducted. Pending discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in the Louisiana matter; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of the State of California, County of Los Angeles, wherein it was alleged that we had violated certain California wage and hour laws by misclassifying California store managers as exempt employees. The plaintiff seeks to recover, on his own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. Pending discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In May 2007, two class action complaints were filed against us, one in the Superior Court of the State of California, County of Orange, and one in the Superior Court of the State of California, County of San Diego, wherein it was alleged that we had violated California law by requesting certain customer information in connection with the return of merchandise for which the customer sought to receive a refund to a credit card.  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, statutory penalties, costs and attorneys' fees and seek injunctive relief.  We believe that substantially all of the purported class members of the San Diego County lawsuit are within the purported class of the Orange County lawsuit. Pending discovery on the plaintiffs' claims, we cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

NOTE 7 – DISCONTINUED OPERATIONS

Closed Stores
During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.4 million and $1.9 million recorded in the first quarter of 2007 and the first quarter of 2006, respectively, principally included continuing costs associated with those closed stores having remaining lease terms.

At the end of 2006, we had approximately $5.9 million of remaining obligations for these lease termination costs.  During the first quarter of 2007, we paid approximately $1.4 million of the liability for these lease termination costs and recorded $0.1 million of accretion expense.

KB Toys Matters
In the first quarter of 2006, we recorded $0.6 million, pretax, as income in discontinued operations primarily to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See Note 11 to the consolidated financial statements included in our 2006 Form 10-K for further discussion of KB Toys matters.

NOTE 8 – BUSINESS SEGMENT DATA

We manage our business based on one segment, broadline closeout retailing.  During the first quarter of 2007, in connection with the completion of the internal re-alignment of certain merchandising departments and classes between our divisional merchandising managers, we determined that the following six merchandise categories most directly match our internal management and reporting of merchandise net sales results:  Consumables, Home, Furniture, Hardlines, Seasonal, and Other.  Effective for the first quarter of 2007 we are communicating these six categories externally to report net sales information by each merchandise group in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Prior period amounts presented were reclassified to conform to the current year presentation.

The following is net sales data by category:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
(In thousands)
Consumables	$317,201	$307,465
Home	187,183	184,344
Furniture	188,679	178,579
Hardlines	144,667	137,436
Seasonal	170,201	161,023
Other	120,468	122,775
Net sales	$1,128,399	$1,091,622

The Consumables category includes the food, health and beauty, plastics, paper and pet departments.  The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. Case goods consist of bedroom, dining room, and living room furniture.  The Hardlines category includes the electronics, appliances, tools, and home maintenance departments.  The Seasonal category includes the lawn & garden, Christmas, and summer departments.  The Other category includes the toy, jewelry, infant accessories, and apparel departments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (“Act”) provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. We wish to take advantage of the “safe harbor” provisions of the Act.

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "target," "forecast," “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes. The terms defined in the notes have the same meaning in this item and the balance of this report.

The following are the results from the first quarter of 2007 that we believe are key indicators of our operating performance when compared to the operating performance from the first quarter of 2006:

•	Comparable store sales for stores open at least two years at the beginning of 2007 increased 4.9%.

•	Gross margin dollars increased $8.6 million.

•
Selling and administrative expenses as a percent of sales decreased 200 basis points to 33.9% of sales versus 35.9% of sales.  In the first quarter of 2007, selling and administrative expenses included the favorable impact of the receipt of $3.9 million (30 to 40 basis points) of insurance recoveries related to the 2005 hurricanes.

•	Depreciation expense as a percent of sales decreased 40 basis points to 1.9% of sales versus 2.3% of sales.

•	Interest and investment income increased to $3.0 million from $0.4 million.

•	Diluted earnings per share from continuing operations improved to $0.26 per share compared to $0.13 per share.

•
Net cash used in operating activities was $0.7 million compared to net cash provided by operating activities of $109.9 million primarily due to the higher beginning inventories in 2006 and the subsequent reduction in inventories during the first quarter of 2006 versus an increase in inventories in the first quarter of 2007.  Other items increasing net cash used in operations in the first quarter of 2007 include income tax payments and bonus payments.

•
Average inventory levels were lower throughout the first quarter of 2007 compared to the first quarter of 2006 and, combined with the 4.9% increase in comparable store sales, resulted in a higher inventory turnover rate in the first quarter of 2007 than the first quarter of 2006.  This is the fifth consecutive quarter that the inventory turnover rate has improved when compared to the comparable quarter in the prior fiscal year.

•	We acquired 3.2 million of our common shares under the 2007 Repurchase Program, including 2.8 million shares under the GSR.

See the discussion and analysis below for additional details of our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2007 and the first quarter of 2006:

	May 5, 2007	April 29, 2006

Stores open at the beginning of the fiscal year	1,375	1,401
Stores opened during the period	2	5
Stores closed during the period	(1)	(5)
Stores open at the end of the period	1,376	1,401

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Net sales	100.0%	100.0%
Cost of sales	60.4	59.8
Gross margin	39.6	40.2
Selling and administrative expenses	33.9	35.9
Depreciation expense	1.9	2.3
Operating profit	3.8	2.0
Interest expense	0.0	0.0
Interest income	0.3	0.0
Income from continuing operations before income taxes	4.0	2.0
Income tax expense	1.4	0.7
Income from continuing operations	2.6	1.3
Discontinued operations	0.0	0.0
Net income	2.5%	1.3%

FIRST QUARTER OF 2007 AND FIRST QUARTER OF 2006

Net Sales
Net sales increased 3.4% to $1,128.4 million for the first quarter of 2007, compared to $1,091.6 million for the first quarter of 2006. Comparable store sales for stores open at least two years at the beginning of 2007 increased 4.9% in the first quarter of 2007 compared to the 13 weeks ended May 6, 2006. The 13 weeks ended May 6, 2006 represent the last 12 weeks of the first quarter of 2006 and the first week of the second quarter of 2006. As a result of the difference between the fiscal periods and the periods used to calculate comparable store sales caused by the 53rd week of fiscal 2006, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.  Comparable store sales and net sales in the first quarter of 2007 were positively impacted by approximately 1% due to the planned addition of one advertising circular compared to the first quarter of 2006.  Comparable store sales in the first quarter of 2007 were driven by an increase in the value of the average basket as our “raise the ring” strategy continues to deliver positive results.  From a merchandising perspective, Furniture and Hardlines were the best performing categories.  Furniture comparable store sales increased in the low double digits while Hardlines comparable store sales were up in the high-single digits driven by strength in the electronics business.  Comparable store sales in both Consumables and Home increased in the mid-single digits.  Sales in the Seasonal category in the first quarter of 2007 were essentially flat on a comparable store sales basis; however, due to the shift in the calendar, net sales for Seasonal increased 5.7% when compared to the first quarter of 2006.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the first quarter of 2007 to the first quarter of 2006 (See Note 8 to the accompanying consolidated financial statements for discussion regarding the change from four categories of merchandise in our 2006 Form 10-K to six merchandise categories effective the first quarter of 2007):

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006		Change
($ in thousands)
Consumables	$317,201	28.1%	$307,465	28.2%	$9,736	3.2%
Home	187,183	16.6	184,344	16.9	2,839	1.5
Furniture	188,679	16.7	178,579	16.4	10,100	5.7
Hardlines	144,667	12.8	137,436	12.6	7,231	5.3
Seasonal	170,201	15.1	161,023	14.7	9,178	5.7
Other	120,468	10.7	122,775	11.2	(2,307)	(1.9)
Net sales	$1,128,399	100.0%	$1,091,622	100.0%	$36,777	3.4%

Gross Margin
Gross margin increased to $446.9 million for the first quarter of 2007, compared to $438.3 million for the first quarter of 2006, an increase of $8.6 million or 2.0%. The increase in gross margin was principally due to increased net sales of $36.8 million.  Gross margin as a percentage of net sales decreased to 39.6% in the first quarter of 2007 compared to 40.2% in the first quarter of 2006. The gross margin rate decrease was principally a result of certain lower margin deals and promotions as well as a slight shift in merchandise mix towards lower margin categories.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $382.7 million for the first quarter of 2007, compared to $392.4 million for the first quarter of 2006, a decrease of $9.7 million or 2.5%. As a percentage of net sales, selling and administrative expenses were 33.9% for the first quarter of 2007 compared to 35.9% for the first quarter of 2006.  Included in selling and administrative expenses in the first quarter of 2007, was approximately $3.9 million of insurance proceeds we received as recovery for damages related to the 2005 hurricanes. In addition to the favorable impact from the insurance proceeds, selling and administrative expenses were lower as a result of decreased insurance-related costs, distribution and transportation costs, and store payroll.  These expenses were lower in the first quarter of 2007 compared to the first quarter of 2006 primarily because of specific management initiatives to improve operating efficiency or lower costs such as the “raise the ring” merchandising strategy that resulted in processing fewer cartons while generating additional sales dollars. These expense decreases were partially offset by higher advertising expense of $5.4 million, in part due to the additional advertising circular.

Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $54.4 million for the first quarter of 2007 compared to $57.9 million for the first quarter of 2006. As a percentage of net sales, outbound distribution and transportation costs decreased by 50 basis points to 4.8% of net sales in the first quarter of 2007 as compared to 5.3% for the first quarter of 2006. The rate decrease was primarily a result of processing fewer cartons through the system, due to the “raise the ring” merchandising strategy, partially offset by the impact of higher fuel prices.

Depreciation Expense
Depreciation expense for the first quarter of 2007 was $21.8 million compared to $24.7 million for the first quarter of 2006. The $2.9 million decrease was primarily related to the relatively lower level of capital expenditures over the last 12 months compared to earlier fiscal years.  The reduction in capital expenditures principally relates to fewer store openings.

Interest and Investment Income
Interest and investment income was $3.0 million for the first quarter of 2007, compared to $0.4 million for the first quarter of 2006.  The increase in interest and investment income was principally due to higher levels of funds available for investment in the first quarter of 2007 compared to the first quarter of 2006.

Income Taxes
The effective income tax rate for the first quarter of 2007 for income from continuing operations was 36.0%, and benefited from the reduction in a valuation allowance related to a capital loss carryover, primarily due to realized investment gains.  The income tax rate for income from continuing operations of 32.8% during the first quarter of 2006 was favorably impacted by a net release of an income tax loss contingency related to the settlement/closure of certain tax matters.

Discontinued Operations
During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.4 million and $1.9 million recorded in the first quarter of 2007 and the first quarter of 2006, respectively, principally include continuing costs associated with those closed stores having remaining lease terms. These costs have declined in the first quarter of 2007 compared to the first quarter of 2006 due to the decline in the number of closed stores with remaining leases.

In the first quarter of 2006, we recorded $0.6 million, pretax, as income from discontinued operations primarily to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See Note 11 to the consolidated financial statements in our 2006 Form 10-K for further discussion of KB Toys matters.

CAPITAL RESOURCES AND LIQUIDITY

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under our $500.0 million unsecured credit facility entered into in 2004 (“2004 Credit Agreement”).  We use the 2004 Credit Agreement primarily to manage ongoing and seasonal working capital.  The borrowings available under the 2004 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $58.1 million, were $441.9 million at May 5, 2007.  We anticipate total indebtedness under the facility will be less than $65.0 million through the end of the second quarter of 2007, all of which will be comprised of letters of credit, excluding any impact from the execution of the 2007 Repurchase Program.  Our borrowings have historically peaked in the third fiscal quarter as we build inventory levels prior to the Christmas holiday selling season. Given the seasonality of our business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and our need to acquire merchandise inventory.  For a detailed description of the 2004 Credit Agreement, see Note 3 to the consolidated financial statements in our 2006 Form 10-K.

Net cash used in operating activities was $0.7 million for the first quarter of 2007 compared to net cash provided by operating activities of $109.9 million in the first quarter of 2006.  Inventories increased $39.3 million in the first quarter of 2007 versus a reduction in inventories of $30.5 million in the first quarter of 2006.  As of May 5, 2007, inventories were $797.5 million (at twenty-five fewer stores) compared to $805.6 million as of April 29, 2006.  We paid income taxes of $28.4 million, net of refunds, in the first quarter of 2007 compared to net income tax refunds of $11.1 million in the first quarter of 2006.  Additionally, we paid bonuses of approximately $23.0 million in the first quarter of 2007 compared to payments of approximately $3.0 million in the first quarter of 2006.  The bonus payments were higher in the first quarter of 2007 principally because we paid a general office bonus based on 2006 performance, and we did not pay a general office bonus during the first quarter of 2006 based on 2005 performance.

Net cash used in investing activities, which was principally comprised of capital expenditures, was $7.9 million for the first quarter of 2007 compared to $5.9 million for the first quarter of 2006.

Net cash used in financing activities were $63.0 million for the first quarter of 2007, compared to $31.2 million for the first quarter of 2006.  In the first quarter of 2007, we disbursed $109.7 million for the acquisition of our common shares under the 2007 Repurchase Program, partially offset by $30.1 million of proceeds from the exercise of stock options and $15.0 million for the excess tax benefit on share-based awards.  In the first quarter of 2006, we paid down debt of $5.5 million, purchased our common shares for $31.3 million, and received $5.2 million of proceeds from the exercise of stock options.

As of May 5, 2007, we had invested $100.0 million in a GSR and acquired $13.7 million of our common shares in open market transactions in accordance with the 2007 Repurchase Program.  As a result, we have a remaining authorization of approximately $486.3 million, which we may use from time to time to acquire additional common shares.

See Note 3 to the accompanying unaudited consolidated financial statements for additional information regarding the GSR.

We continue to believe that we have, or, if necessary, have the ability to obtain adequate resources to fund ongoing and seasonal working capital requirements, future capital expenditures, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See Note 1 to our consolidated financial statements included in the 2006 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in management’s discussion and analysis of financial condition and results of operations contained in our 2006 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those contained in our 2006 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates associated with investments and borrowings under the 2004 Credit Agreement that we make from time to time. We had no fixed rate long-term debt at May 5, 2007. We do not expect changes in interest rates in 2007 to have a material adverse effect on our financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see Note 6 to the accompanying consolidated financial statements.

Item 1A. Risk Factors.

There are no material changes to the risk factors as disclosed in our 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding our repurchase of our common shares during the first quarter of 2007:

Issuer Purchases of Equity Securities

(In thousands, except price per share data)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2007 - March 3, 2007	-	$-	-	$-
March 4, 2007 - March 31, 2007	-	-	-	600,000
April 1, 2007 - May 5, 2007	3,241	32.32	3,241	486,268
Total	3,241	$32.32	3,241	$486,268

(1)
On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted. Pursuant to this authorization, we received 2,810,239 of our outstanding common shares in the first quarter of 2007 representing the minimum number of shares purchased under a $100.0 million guaranteed stock repurchase transaction (“GSR”).  Under the terms of the GSR, we are not required to make any additional payments to the counterparty.  We may receive up to 405,756 additional common shares from the counterparty in settlement of the GSR based on the average price of our common shares through the settlement date.  The GSR is expected to settle in the fourth quarter of 2007.  In addition to the GSR, we made open market purchases of 430,894 common shares during the first quarter of 2007.

(2)
The average price paid per share for the common shares purchased under the GSR is the average market price for the contractually specified period assuming the GSR settled on May 5, 2007, or $32.38 per share.  The final average acquisition price per share may differ upon settlement of the GSR, which we expect to occur in the fourth quarter of 2007. The average price paid per share for the open market purchases includes a per share commission paid to the executing broker/dealer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2007

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)