Form 10-Q
period 2007-08-04
BIG LOTS INC
filed 2007-09-07
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The number of the registrant’s common shares, $0.01 par value, outstanding as of August 31, 2007, was 101,774,473.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED AUGUST 4, 2007

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net sales	$1,084,891	$1,056,535	$2,213,290	$2,148,157
Cost of sales	663,817	644,242	1,345,303	1,297,542
Gross margin	421,074	412,293	867,987	850,615
Selling and administrative expenses	365,823	380,116	748,509	772,505
Depreciation expense	21,828	24,927	43,592	49,580
Operating profit	33,423	7,250	75,886	28,530
Interest expense	(105)	(115)	(197)	(205)
Interest and investment income	1,592	754	4,602	1,148
Income from continuing operations before income taxes	34,910	7,889	80,291	29,473
Income tax expense	12,775	3,185	29,132	10,265
Income from continuing operations	22,135	4,704	51,159	19,208
Income (loss) from discontinued operations, net of tax expense (benefit) of $795, $(170), $629, and $(676), respectively	1,249	(405)	989	(1,196)
Net income	$23,384	$4,299	$52,148	$18,012

Income (loss) per common share - basic
Continuing operations	$0.21	$0.04	$0.47	$0.17
Discontinued operations	0.01	-	0.01	(0.01)
	$0.22	$0.04	$0.48	$0.16

Income (loss) per common share - diluted
Continuing operations	$0.21	$0.04	$0.47	$0.17
Discontinued operations	0.01	-	0.01	(0.01)
	$0.22	$0.04	$0.48	$0.16

Weighted-average common shares outstanding:
Basic	106,490	111,094	108,204	112,029
Dilutive effect of share-based awards	1,262	1,139	1,497	1,008
Diluted	107,752	112,233	109,701	113,037

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) August 4, 2007	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$108,639	$281,657
Inventories	713,838	758,185
Deferred income taxes	58,793	60,292
Other current assets	61,110	48,913
Total current assets	942,380	1,149,047
Property and equipment - net	491,626	505,647
Deferred income taxes	52,679	45,057
Other assets	21,302	20,775
Total assets	$1,507,987	$1,720,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,389	$193,996
Property, payroll, and other taxes	69,246	93,706
Accrued operating expenses	97,607	58,815
Insurance reserves	40,816	43,518
KB bankruptcy lease obligation	8,811	12,660
Accrued salaries and wages	29,893	43,515
Income taxes payable	2,087	28,022
Total current liabilities	457,849	474,232

Deferred rent	34,441	37,801
Insurance reserves	43,591	44,238
Unrecognized tax benefits	30,274	-
Other liabilities	34,778	34,552

Shareholders’ equity:
Preferred shares - authorized 2,000 shares: $0.01 par value: none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 101,714 shares and 109,633 shares, respectively	1,175	1,175
Treasury shares - 15,781 shares and 7,862 shares, respectively, at cost	(406,891)	(124,182)
Additional paid-in capital	487,186	477,318
Retained earnings	831,258	781,325
Accumulated other comprehensive income (loss)	(5,674)	(5,933)
Total shareholders' equity	907,054	1,129,703
Total liabilities and shareholders' equity	$1,507,987	$1,720,526

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

								Accumulated
						Additional		Other
	Common		Treasury		Unearned	Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	Total

Balance - January 28, 2006	113,932	$1,175	3,563	$(48,294)	$(2,114)	$470,677	$657,280	$-	$1,078,724
Net income	-	-	-	-		-	18,012	-	18,012
Adjustment due to SFAS No. 123(R)	-	-	-	-	2,114	(2,114)	-	-	-
Purchases of common shares	(8,746)	-	8,746	(134,169)	-	-	-	-	(134,169)
Structured share repurchase	-	-	-	-	-	(14,714)	-	-	(14,714)
Exercise of stock options	1,770	-	(1,770)	24,179	-	(3,646)	-	-	20,533
Tax benefit from share-based awards	-	-	-	-	-	2,670	-	-	2,670
Treasury shares used for matching contributions to savings plan	404	-	(404)	5,589	-	(415)	-	-	5,174
Sale of treasury shares used for deferred compensation plan	34	-	(34)	402	-	(19)	-	-	383
Share-based employee compensation expense	-	-	-	-	-	1,512	-	-	1,512
Balance - July 29, 2006	107,394	1,175	10,101	(152,293)	-	453,951	675,292	-	978,125
Net income	-	-	-	-	-	-	106,033	-	106,033
Adjustment due to SFAS No. 158	-	-	-	-	-	-	-	(5,933)	(5,933)
Purchases of common shares	(715)	-	715	(16,281)	-	-	-	-	(16,281)
Structured share repurchase	-	-	-	-	-	15,341	-	-	15,341
Exercise of stock options	2,902	-	(2,902)	43,949	-	(6,963)	-	-	36,986
Tax benefit from share-based awards	-	-	-	-	-	9,228	-	-	9,228
Sale of treasury shares used for deferred compensation plan	52	-	(52)	443	-	688	-	-	1,131
Share-based employee compensation expense	-	-	-	-	-	5,073	-	-	5,073
Balance - February 3, 2007	109,633	1,175	7,862	(124,182)	-	477,318	781,325	(5,933)	1,129,703
Net income	-	-	-	-	-	-	52,148	-	52,148
Other comprehensive income
Amortization of pension, net of tax of $162	-	-	-	-	-	-	-	259	259
Comprehensive income	-	-	-	-	-	-	-	-	52,407
Adjustment due to FIN No. 48	-	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(10,797)	-	10,797	(331,119)	-	-	-	-	(331,119)
Exercise of stock options	2,526	-	(2,526)	41,121	-	(8,092)	-	-	33,029
Restricted shares awarded	284	-	(284)	6,596	-	(6,596)	-	-	-
Tax benefit from share-based awards	-	-	-	-	-	18,538	-	-	18,538
Sale of treasury shares used for deferred compensation plan	68	-	(68)	693	-	1,311	-	-	2,004
Share-based employee compensation expense	-	-	-	-	-	4,707	-	-	4,707
Balance - August 4, 2007	101,714	$1,175	15,781	$(406,891)	$-	$487,186	$831,258	$(5,674)	$907,054

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Operating activities:
Net income	$52,148	$18,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,718	46,824
Deferred income taxes	(3,396)	(2,870)
Loss on disposition of equipment	1,394	567
Employee benefits paid with common shares	-	5,174
KB Toys matters	(1,342)	-
Non-cash share-based compensation expense	4,707	1,512
Non-cash impairment charges	-	1,534
Pension	956	834
Change in assets and liabilities:
Inventories	44,347	17,071
Accounts payable	15,393	38,665
Current income taxes	(31,891)	806
Other current assets	(5,269)	(4,088)
Other current liabilities	(16,476)	(11,918)
Other assets	(1,211)	(404)
Other liabilities	(2,398)	1,356
Net cash provided by operating activities	97,680	113,075

Investing activities:
Capital expenditures	(19,775)	(15,128)
Purchase of short-term investments	(436,040)	(50,000)
Redemption of short-term investments	436,040	50,000
Cash proceeds from sale of equipment	377	664
Other	(13)	(67)
Net cash used in investing activities	(19,411)	(14,531)

Financing activities:
Proceeds from long-term obligations	-	55,400
Payment of long-term obligations, including capital lease	(158)	(29,600)
Proceeds from the exercise of stock options	33,029	20,533
Excess tax benefit from share-based awards	18,538	2,670
Structured share repurchase	-	(14,714)
Payment for treasury shares acquired	(304,700)	(134,169)
Treasury shares sold for deferred compensation plan	2,004	383
Net cash used in financing activities	(251,287)	(99,497)

Decrease in cash and cash equivalents	(173,018)	(953)
Cash and cash equivalents:
Beginning of period	281,657	1,710
End of period	$108,639	$757

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$19	$29
Cash paid for income taxes, excluding impact of refunds	$45,529	$20,307
Non-cash activity:
Assets acquired under capital leases	$2,539	$-
Treasury shares acquired, but not settled	$26,419	$-
Increase in accrued property and equipment	$9,029	$2,848

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At August 4, 2007, we operated 1,369 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter.  We make available, free of charge, through the “Investors” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2007 (“2007”) is comprised of the 52 weeks commenced on February 4, 2007 and ending on February 2, 2008.  Fiscal year 2006 (“2006”) was comprised of the 53 weeks commenced on January 29, 2006 and ended on February 3, 2007.  The fiscal quarters ended August 4, 2007 (“second quarter of 2007”) and July 29, 2006 (“second quarter of 2006”) were both comprised of 13 weeks.  The year to date periods ended August 4, 2007 (“year to date 2007”) and July 29, 2006 (“year to date 2006”) were both comprised of 26 weeks.

Selling and Administrative Expenses
We include store expenses (such as payroll and occupancy costs), warehousing costs, outbound distribution and transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses.  Selling and administrative expense rates may not be comparable to those of other retailers that include outbound distribution and transportation costs in cost of sales.  Outbound distribution and transportation costs included in selling and administrative expenses were $47.0 million and $51.4 million for the second quarter of 2007 and the second quarter of 2006, respectively, and $101.4 million and $109.3 million for the year to date 2007 and year to date 2006, respectively.

Included in selling and administrative expenses in the year to date 2007 was approximately $4.5 million of insurance proceeds we received as recovery for damages related to 2005 hurricanes.

Advertising Expense
Advertising costs, which were expensed as incurred, consisted primarily of print and television advertisements, and were included in selling and administrative expenses.  Advertising expenses were $19.7 million and $25.4 million for the second quarter of 2007 and the second quarter of 2006, respectively, and $46.3 million and $46.6 million for the year to date 2007 and year to date 2006, respectively.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R).  We adopted the recognition provisions of SFAS No. 158 in the fourth quarter of 2006, which required us to reflect the funded status of our defined benefit pension plans on our consolidated balance sheet.  Effective in 2008, we are required to measure the defined benefit pension plans’ assets and obligations as of the date of our year-end consolidated balance sheet.  Currently, our pension plans have a measurement date of December 31.  Switching to a new measurement date will require a one-time adjustment to retained earnings in 2008 per the transition guidance in SFAS No. 158; however, we have not yet determined the amount.

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

NOTE 2 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which was effective as of the beginning of 2007.  FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position.

The recognition and measurement guidelines of FIN 48 were applied to all of our material income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.  The total amount of unrecognized income tax benefits at the beginning of 2007 was $38.3 million, of which $23.9 million would affect our annual effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that would affect our effective income tax rate relates to deferred tax benefits for temporary differences between book and tax return items and the federal tax benefit of state income tax items.   Included in the $38.3 million is $9.7 million of unrecognized tax benefits primarily related to current and potential refund claims for welfare to work and work opportunity tax credits.  If we prevail with respect to these claims, we would owe approximately $1.9 million of fees, which have not been accrued, to an outside service provider who assists us with administration of these refund claims.

We are continuing to recognize interest and penalties related to uncertain income tax positions in our income tax expense.  At the beginning of 2007, interest and penalties of $7.4 million have been accrued in addition to the $38.3 million of unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  We are no longer subject to an Internal Revenue Service assessment on our federal income tax returns for periods prior to 2002.  The examination of our 2002 U.S. federal income tax return has concluded in the second quarter of 2007.  In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2002, although state income tax carryforward attributes generated prior to 2002 may still be adjusted upon examination.  We have various state income tax returns in the process of examination or administrative appeals.

There was no material change in the net amount of unrecognized tax benefits in the year to date 2007.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 2, 2008 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million.  Actual results may differ materially from this estimate.

The effective income tax rate for the year to date 2007 income from continuing operations was 36.3%, and benefited from the reduction in a valuation allowance related to a capital loss carryover and the settlement of certain income tax matters.  The effective income tax rate for income from continuing operations was 34.8% for the year to date 2006. The year to date 2006 rate was principally caused by a net reduction of an income tax loss contingency related to the settlement/closure of certain tax matters partially offset by the write-down of deferred income tax assets resulting from state tax reform.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

In the second quarter of 2006, we incurred $1.5 million of asset impairment charges, included in selling and administrative expenses on the consolidated statement of operations, for the write-down of long-lived assets of eight stores.  Assets are reviewed for impairment at the store level when impairment indicators are present.  We compare the net book value of long-lived assets at stores where impairment indicators are present to estimated future cash flows of each specific store in order to determine whether the assets are recoverable.  If the assets are not recoverable by the estimated future cash flows, an impairment is recognized to write-down the long-lived assets to fair value.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 4, 2007 or July 29, 2006, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock.  For the second quarter of 2007 and the second quarter of 2006, 1.5 million and 3.1 million, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year to date 2007 and the year to date 2006, 1.3 million and 4.9 million, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options are generally outstanding stock options where the exercise price is greater than the weighted-average market price of our common shares for each period.  Antidilutive stock options are excluded from the computation of earnings per share because they decrease the number of diluted shares outstanding under the treasury share method.

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

As part of the 2007 Repurchase Program, we received 2.8 million of our outstanding common shares during the first quarter of 2007, representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”).  Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted average common shares outstanding.  The GSR includes a forward contract indexed to the average market price of our common shares that subjects the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date.  The forward contract effectively places a collar around the minimum and maximum number of our common shares that we will purchase under the GSR.  We are not required to make any additional payments to the counterparty under the GSR.  We may receive up to 0.4 million additional common shares from the counterparty in settlement of the GSR.  If the GSR had settled on August 4, 2007, we would have received approximately 0.4 million additional common shares from the counterparty based on the average market price of our common shares since the beginning of the period specified by the GSR.  We expect the GSR to settle in the fourth quarter of 2007.

In addition to the GSR, we repurchased approximately 7.9 million of our outstanding common shares in open market transactions during the year to date 2007 at an aggregate cost of $228.7 million.  Our remaining repurchase authorization under the 2007 Repurchase Program is approximately $271.3 million as of August 4, 2007.

The shares acquired under the 2007 Repurchase Program, including shares acquired under the GSR, were recorded as treasury shares, at cost.

NOTE 5 – STOCK PLANS

We have outstanding stock options and nonvested restricted stock awarded under equity compensation plans approved by our shareholders.  In accordance with SFAS No. 123(R), Share-Based Payment, we recognized share-based compensation expense of $2.4 million and $4.7 million in the second quarter of 2007 and the year to date 2007, respectively, and $0.8 million and $1.5 million in the second quarter of 2006 and the year to date 2006, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in Note 7 to the consolidated financial statements in our 2006 Form 10-K).

The weighted-average fair value of options granted and assumptions used in a binomial model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year to Date
	2007	2006	2007	2006

Weighted-average fair value of options granted	$12.63	$6.21	$11.54	$5.29
Risk-free interest rate	4.9%	5.0%	4.4%	4.6%
Expected life (years)	4.4	4.3	4.4	4.6
Expected volatility	42.0%	41.4%	42.5%	42.5%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

A summary of the stock option activity for the year to date 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 3, 2007	6,644,990	$15.78
Granted	1,057,500	28.72
Exercised	(2,318,325)	12.99
Forfeited	(526,825)	26.91
Outstanding stock options at May 5, 2007	4,857,340	$18.73	5.8	$70,136
Granted	6,000	28.73
Exercised	(208,000)	14.01
Forfeited	(243,900)	14.25
Outstanding stock options at August 4, 2007	4,411,440	$19.21	5.6	$34,109
Vested and expected to vest at August 4, 2007	4,222,017	$19.20	5.5	$32,809
Exercisable at August 4, 2007	2,145,140	$18.08	4.8	$19,734

The stock options granted in 2007 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest are based on our annual forfeiture rate assumption.

A summary of the restricted stock activity for the year to date 2007 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at February 3, 2007	408,671	$12.37
Granted	319,100	28.73
Vested	(66,667)	11.25
Forfeited	-	-
Nonvested restricted stock at May 5, 2007	661,104	$20.38
Granted	1,800	27.92
Vested	(283,500)	12.80
Forfeited	(2,700)	23.42
Nonvested restricted stock at August 4, 2007	376,704	$26.10

The restricted stock granted in 2007 vests if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. On the grant date, we estimated a three-year period for vesting of these awards based on the assumed achievement of the higher financial performance objective.  In the second quarter of 2007, we changed the estimated achievement date from three years to two years, resulting in $0.3 million of incremental expense in the second quarter of 2007.

During the first quarter of 2007, the second and third common share price targets were met on the 100,000 shares of restricted stock awarded in 2005 to Steven S. Fishman, our Chairman, Chief Executive Officer and President, resulting in the vesting of the remaining 66,667 shares of restricted stock and related expense by us of $0.7 million.

The following activity occurred under our share-based compensation plans during the respective periods shown:

	Second Quarter		Year to Date
	2007	2006	2007	2006
(In thousands)
Total intrinsic value of stock options exercised	$3,627	$5,954	$42,508	$6,925
Total fair value of restricted stock vested	9,022	-	11,021	-

The total unearned compensation cost related to all share-based awards outstanding at August 4, 2007 was approximately $23.1 million.  This compensation cost is expected to be recognized through August 2011 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.48 years from August 4, 2007.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We sponsor a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

The following table identifies the components of net periodic pension cost:

	Second Quarter		Year to Date
	2007	2006	2007	2006
(In thousands)
Service cost - benefits earned in the period	$658	$749	$1,316	$1,498
Interest cost on projected benefit obligation	788	792	1,575	1,583
Expected investment return on plan assets	(1,072)	(1,080)	(2,144)	(2,159)
Amortization of actuarial loss	172	351	346	703
Amortization of prior service cost	34	34	68	68
Amortization of transition obligation	4	4	7	7
Net periodic pension cost	$584	$850	$1,168	$1,700

Weighted-average assumptions used to determine net periodic pension cost for 2007 and 2006 were:

	2007	2006
Discount rate	5.9%	5.7%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/06	12/31/05

Our funding for the defined benefit pension plans is not expected to be materially different than the amounts disclosed in our 2006 Form 10-K.

NOTE 7 – CONTINGENCIES

In November 2004, a civil putative collective action complaint was filed against us in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that we had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees our furniture department managers, sales managers, and assistant managers (“Texas matter”). Subsequent to its filing, the plaintiffs in the Texas matter amended the complaint to limit its scope to furniture department managers. The plaintiffs in the Texas matter seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for us as a furniture department manager at any time between November 2, 2001 and October 1, 2003.  As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the Texas matter. In the third quarter of 2006, we reached a tentative settlement with the plaintiffs concerning the Texas matter. We recorded, in the third quarter of 2006, a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability of the Texas matter.  On January 17, 2007, the court approved the settlement, and we are in the process of paying out the settlement amount. We believe that we had adequate liability reserves for the Texas matter at August 4, 2007.

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of the State of California, County of Ventura, wherein it was alleged that we had violated certain California wage and hour laws (“California matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of 2006, we reached a tentative settlement with the plaintiff concerning the California matter. On November 6, 2006, the court issued an order granting preliminary approval of the tentative settlement. On April 30, 2007, the court entered the final order approving the class action settlement and judgment of dismissal with prejudice.  Two class members whose objections to the settlement were overruled by the court have appealed the final order to the California Court of Appeal, challenging the settlement.  The same two objectors also filed a separate putative class action in federal court in the Northern District of California alleging the same class claims settled through the California matter.  The federal court stayed the federal action pending resolution of the appeal before the California Court of Appeal.  The timing and outcome of the appeal are uncertain; however, we intend to vigorously oppose the appeal of the court-approved settlement. We recorded, in the third quarter of 2006, a pretax charge of $6.5 million included in selling and administrative expenses for the agreed-upon settlement amount of the California matter. We believe that we had adequate liability reserves for the California matter at August 4, 2007; however, the ultimate resolution of the pending appeal could have a material adverse effect on our financial condition, results of operations, and liquidity.

In November 2004, a civil putative collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, wherein it was alleged that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of August 4, 2007, approximately 1,100 individuals had joined the Louisiana matter. We have filed a motion to decertify the class and the motion was denied on August 24, 2007. Pending discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in the Louisiana matter; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

In May 2007, two class action complaints were filed against us, one in the Superior Court of the State of California, County of Orange, and one in the Superior Court of the State of California, County of San Diego, wherein it was alleged that we had violated California law by requesting certain customer information in connection with the return of merchandise for which the customer sought to receive a refund to a credit card.  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, statutory penalties, costs and attorneys' fees and seek injunctive relief.  We believe that substantially all of the purported class members of the San Diego County lawsuit are within the purported class of the Orange County lawsuit. We are currently seeking to have a single court coordinate these two lawsuits.  Pending discovery on the plaintiffs' claims, we cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

NOTE 8 – DISCONTINUED OPERATIONS

Closed Stores
During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.2 million and $0.6 million recorded in the second quarter of 2007 and the year to date 2007, respectively, and $0.6 million and $2.5 million recorded in the second quarter of 2006 and the year to date 2006, respectively, principally included continuing costs associated with those closed stores having remaining lease terms.

At the end of 2006, we had approximately $5.9 million accrued for the remaining obligations for the discontinued operations lease termination costs.  During year to date 2007, we paid, net of sublease receipts of $0.2 million, approximately $2.2 million of the liability for these lease termination costs and recorded $0.1 million of accretion expense.

KB Toys Matters
In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys lease obligations.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See Note 11 to the consolidated financial statements and Risk Factors in our 2006 Form 10-K for further discussion of KB Toys matters.

In the year to date 2006, we recorded $0.7 million, pretax, as income from discontinued operations primarily to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business based on one segment, broadline closeout retailing.  During the first quarter of 2007, in connection with the completion of the internal re-alignment of certain merchandising departments and classes between our divisional merchandising managers, we determined that the following six merchandise categories most directly match our internal management and reporting of merchandise net sales results:  Consumables, Home, Furniture, Hardlines, Seasonal, and Other.  Effective for the first quarter of 2007, we are communicating these six categories externally to report net sales information by each merchandise group in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Prior period amounts presented were reclassified to conform to the current year presentation.

The following is net sales data by category:

	Second Quarter		Year to Date
	2007	2006	2007	2006
(In thousands)
Consumables	$320,027	$308,931	$637,228	$616,396
Home	180,405	187,173	367,588	371,517
Furniture	153,587	143,471	342,266	322,050
Hardlines	154,836	152,546	299,503	289,982
Seasonal	148,704	146,033	318,905	307,056
Other	127,332	118,381	247,800	241,156
Net sales	$1,084,891	$1,056,535	$2,213,290	$2,148,157

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the second quarter of 2007 that we believe are key indicators of our operating performance when compared to the operating performance from the second quarter of 2006.  These key indicators have continued to perform consistently with the first quarter results:

•
Comparable store sales for stores open at least two years at the beginning of 2007 increased 5.2%.  Net sales were positively impacted by a large closeout deal from a major home furnishings retailer which we estimate increased comparable store sales by approximately 2%.

•	Gross margin dollars increased $8.8 million.

•	Selling and administrative expenses as a percent of sales decreased 230 basis points to 33.7% of sales versus 36.0% of sales.

•	Depreciation expense as a percent of sales decreased 30 basis points to 2.0% of sales versus 2.3% of sales.

•	Diluted earnings per share from continuing operations improved to $0.21 per share compared to $0.04 per share.

•	Net cash provided by operating activities increased in the second quarter of 2007 driven by net income above second quarter of 2006 by $19.1 million and a reduction in inventories.

•
Average inventory levels were lower throughout the second quarter of 2007 compared to the second quarter of 2006 and, combined with the 5.2% increase in comparable store sales, resulted in a higher inventory turnover rate in the second quarter of 2007 than the second quarter of 2006.  This is the sixth consecutive quarter that the inventory turnover rate has improved when compared to the prior year’s comparable quarter.

•	We acquired 7.5 million of our common shares under the 2007 Repurchase Program during the second quarter of 2007.

See the discussion and analysis below for additional details of our operating results.

STORES

The following table presents stores opened and closed during year to date 2007 and year to date 2006:

	2007	2006

Stores open at the beginning of the fiscal year	1,375	1,401
Stores opened during the period	3	7
Stores closed during the period	(9)	(7)
Stores open at the end of the period	1,369	1,401

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year to Date
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	61.0	60.8	60.4
Gross margin	38.8	39.0	39.2	39.6
Selling and administrative expenses	33.7	36.0	33.8	36.0
Depreciation expense	2.0	2.3	2.0	2.3
Operating profit	3.1	0.7	3.4	1.3
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.1	0.0	0.2	0.1
Income from continuing operations before income taxes	3.2	0.7	3.6	1.4
Income tax expense	1.2	0.3	1.3	0.5
Income from continuing operations	2.0	0.4	2.3	0.9
Discontinued operations	0.1	0.0	0.0	(0.1)
Net income	2.2%	0.4%	2.4%	0.8%

SECOND QUARTER OF 2007 AND SECOND QUARTER OF 2006

Net Sales
Net sales increased 2.7% to $1,084.9 million for the second quarter of 2007, compared to $1,056.5 million for the second quarter of 2006.   The increase in net sales was driven by our comparable store sales increase of 5.2% for the second quarter of 2007 partially offset by fewer open stores. Comparable store sales were calculated using comparable calendar weeks in both 2007 and 2006.  The calendar periods used to calculate comparable store sales did not align with the fiscal periods in 2007 and 2006 because of the 53rd week in fiscal 2006.  Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.  Comparable store sales in the second quarter of 2007, for stores open at least two years at the beginning of 2007, were driven by an increase in the value of the average basket as our “raise the ring” strategy continues to deliver positive results.  See the Merchandising section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K for additional information regarding our “raise the ring” strategy.  From a merchandising perspective, comparable store sales were strongest in the Seasonal category, increasing in the mid-teens.  Furniture category comparable store sales, which exclude the home furnishings deal discussed below, increased in the high-single digits while Consumables comparable store sales increased in the mid-single digits with good customer response in all classifications.  Net sales were positively impacted by a large closeout deal from a major home furnishings retailer, included in the Other category, which we estimate increased comparable store sales by approximately 2%.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the second quarter of 2007 to the second quarter of 2006 (See Note 9 to the accompanying consolidated financial statements for discussion regarding the change from four categories of merchandise in our 2006 Form 10-K to six merchandise categories effective as of the first quarter of 2007):

	Second Quarter
	2007		2006		Change
($ in thousands)
Consumables	$320,027	29.5%	$308,931	29.2%	$11,096	3.6%
Home	180,405	16.6	187,173	17.7	(6,768)	(3.6)
Furniture	153,587	14.2	143,471	13.6	10,116	7.1
Hardlines	154,836	14.3	152,546	14.5	2,290	1.5
Seasonal	148,704	13.7	146,033	13.8	2,671	1.8
Other	127,332	11.7	118,381	11.2	8,951	7.6
Net sales	$1,084,891	100.0%	$1,056,535	100.0%	$28,356	2.7%

Gross Margin
Gross margin increased to $421.1 million for the second quarter of 2007, compared to $412.3 million for the second quarter of 2006, an increase of $8.8 million or 2.1%. The increase in gross margin was principally due to increased net sales of $28.4 million.  Gross margin as a percentage of net sales decreased slightly to 38.8% in the second quarter of 2007 compared to 39.0% in the second quarter of 2006. The gross margin rate decrease was principally a result of certain lower margin promotions and a slight shift in merchandise mix towards lower margin categories.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $365.8 million for the second quarter of 2007, compared to $380.1 million for the second quarter of 2006, a decrease of $14.3 million or 3.8%. Selling and administrative expenses as a percentage of net sales were 33.7% for the second quarter of 2007 compared to 36.0% for the second quarter of 2006.  The decrease in this expense rate is in part due to the leveraging impact of the 5.2% increase in comparable store sales.  The rate was also impacted by lower selling and administrative expenses as a result of decreased insurance-related costs, distribution and transportation costs, advertising expense, and store payroll.  Insurance-related costs were lower primarily due to a reduction in health and welfare plan expenses driven by a change in the plan’s service provider effective February 1, 2007.  In addition to lowering plan expenses, we believe the current service provider has given our associates improved access to in-network services and higher discount rates on these services.  Additionally, we have fewer plan participants in the current year primarily due to fewer open stores.  Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $47.0 million for the second quarter of 2007 compared to $51.4 million for the second quarter of 2006. As a percentage of net sales, outbound distribution and transportation costs decreased by 60 basis points to 4.3% of net sales in the second quarter of 2007 compared to 4.9% of net sales for the second quarter of 2006.  Distribution and transportation savings have been achieved through certain management initiatives including but not limited to improvements in furniture distribution, hours management in the distribution centers, and transportation initiatives aimed at optimizing the use of our transportation fleet and the increased usage of third party one-way carriers.  The higher use of third party one-way carriers, which began late in the second quarter of 2007, has increased our cost per mile while decreasing the overall transportation cost.  Advertising expense of $19.7 million for the second quarter of 2007 was lower than $25.4 million in the second quarter of 2006 primarily due to one less advertising circular and decreased use of television exposure.  Store payroll continues to benefit from merchandising strategies such as “raise the ring” and acquiring more floor-ready merchandise that resulted in a reduction in payroll hours required to process fewer cartons while generating additional sales dollars.  These expense decreases were partially offset by higher stock-based compensation expense and bonus expense.

Depreciation Expense
Depreciation expense for the second quarter of 2007 was $21.8 million, compared to $24.9 million for the second quarter of 2006. The $3.1 million decrease was primarily related to the relatively lower level of capital expenditures over the last 18 months compared to earlier fiscal years.  The reduction in capital expenditures principally relates to fewer store openings.

Interest and Investment Income
Interest and investment income was $1.6 million for the second quarter of 2007, compared to $0.8 million for the second quarter of 2006.  The increase in interest and investment income was principally due to higher levels of funds available for investment in the second quarter of 2007 compared to the second quarter of 2006.

Income Taxes
The effective income tax rate for the second quarter of 2007 for income from continuing operations was 36.6%, and benefited from the settlement of certain income tax matters.  The income tax rate for income from continuing operations of 40.4% for the second quarter of 2006 was primarily impacted by a write-down of deferred income tax assets as a result of state tax reform enacted during the quarter.

Discontinued Operations
In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys lease obligations.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See Note 11 to the consolidated financial statements and Risk Factors in our 2006 Form 10-K for further discussion of KB Toys matters.

During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.2 million recorded in the second quarter of 2007 and $0.6 million recorded in the second quarter of 2006 principally include continuing costs associated with those closed stores having remaining lease terms.

YEAR TO DATE 2007 AND YEAR TO DATE 2006

Net Sales
Net sales increased 3.0% to $2,213.3 million for the year to date 2007, compared to $2,148.2 million for the year to date 2006.  The increase in net sales was driven by our comparable store sales increase of 5.0% for the year to date 2007 partially offset by fewer open stores. Comparable store sales were calculated using comparable calendar weeks in both 2007 and 2006.  The calendar periods used to calculate comparable store sales did not align with the fiscal periods in 2007 and 2006 because of the 53rd week in fiscal 2006.  Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.  Comparable store sales in the year to date 2007 were driven by an increase in the value of the average basket as our “raise the ring” strategy continues to deliver positive results.  See the Merchandising section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K for additional information regarding our “raise the ring” strategy.  From a merchandising perspective, Furniture was the best performing category with comparable store sales increasing in the high single digits.  Seasonal, Consumables and Hardlines comparable store sales were up in the mid-single digits.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the year to date 2007 to the year to date 2006 (See Note 9 to the accompanying consolidated financial statements for discussion regarding the change from four categories of merchandise in our 2006 Form 10-K to six merchandise categories effective as of the first quarter of 2007):

	Year to Date
	2007		2006		Change
($ in thousands)
Consumables	$637,228	28.8%	$616,396	28.7%	$20,832	3.4%
Home	367,588	16.6	371,517	17.3	(3,929)	(1.1)
Furniture	342,266	15.5	322,050	15.0	20,216	6.3
Hardlines	299,503	13.5	289,982	13.5	9,521	3.3
Seasonal	318,905	14.4	307,056	14.3	11,849	3.9
Other	247,800	11.2	241,156	11.2	6,644	2.8
Net sales	$2,213,290	100.0%	$2,148,157	100.0%	$65,133	3.0%

Gross Margin
Gross margin increased to $868.0 million for the year to date 2007, compared to $850.6 million for the year to date 2006, an increase of $17.4 million or 2%. The increase in gross margin was principally due to increased net sales of $65.1 million.  Gross margin as a percentage of net sales decreased to 39.2% in the year to date 2007 compared to 39.6% in the year to date 2006. The gross margin rate decrease was principally a result of certain lower margin deals and promotions as well as a slight shift in merchandise mix towards lower margin categories.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $748.5 million for the year to date 2007, compared to $772.5 million for the year to date 2006, a decrease of $24.0 million or 3.1%.  Selling and administrative expenses as a percentage of net sales were 33.8% for the year to date 2007 compared to 36.0% for the year to date 2006.  The decrease in this expense rate is due to the receipt of insurance proceeds, lower selling and administrative expenses, and the leveraging impact of the 5.0% increase in comparable store sales.  Included in selling and administrative expenses in year to date 2007 was approximately $4.5 million of insurance proceeds we received as recovery for damages related to the 2005 hurricanes.  Selling and administrative expenses were lower as a result of the receipt of these insurance proceeds and decreased insurance-related costs, distribution and transportation costs, and store payroll.  Insurance-related costs were lower primarily due to lower health and welfare plan expenses driven by a change in the plan’s service provider effective February 1, 2007 as well as fewer plan participants due to fewer open stores.  Outbound distribution and transportation costs, which were included in selling and administrative expenses, decreased to $101.4 million for the year to date 2007 compared to $109.3 million for the year to date 2006. As a percentage of net sales, outbound distribution and transportation costs decreased by 50 basis points to 4.6% of net sales in the year to date 2007 compared to 5.1% of net sales for the year to date 2006. Distribution and transportation savings have been achieved through certain management initiatives including but not limited to improvements in furniture distribution, hours management in the distribution centers, and transportation initiatives aimed at optimizing the use of our transportation fleet and increased usage of third party one-way carriers.  The higher use of third party one-way carriers, which began late in the second quarter of 2007, has increased our cost per mile while decreasing the overall transportation cost.  Store payroll continues to benefit from merchandising strategies such as “raise the ring” and acquiring more floor-ready merchandise that resulted in a reduction in payroll hours required to process fewer cartons while generating additional sales dollars.  These expense decreases were partially offset by higher stock-based compensation expense and bonus expense.

Depreciation Expense
Depreciation expense for the year to date 2007 was $43.6 million compared to $49.6 million for the year to date 2006. The $6.0 million decrease was primarily related to the relatively lower level of capital expenditures over the last 18 months compared to earlier fiscal years.  The reduction in capital expenditures principally relates to fewer store openings.

Interest and Investment Income
Interest and investment income was $4.6 million for the year to date 2007, compared to $1.1 million for the year to date 2006.  The increase in interest and investment income was principally due to higher levels of funds available for investment in the year to date 2007 compared to the year to date 2006.

Income Taxes
The effective income tax rate for the year to date 2007 for income from continuing operations was 36.3%, and benefited from the reduction in a valuation allowance related to a capital loss carryover and the settlement of certain income tax matters.  The income tax rate for income from continuing operations of 34.8% during the year to date 2006 was favorably impacted by a net release of an income tax loss contingency related to the settlement/closure of certain tax matters partially offset by the write-down of deferred income tax assets as a result of state tax reform enacted during the second quarter.

Discontinued Operations
During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.6 million and $2.5 million recorded in the year to date 2007 and the year to date 2006, respectively, principally include continuing costs associated with those closed stores having remaining lease terms. These costs have declined in 2007 compared to 2006 due to the decline in the number of closed stores with remaining leases.

In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys lease obligations.  In the year to date 2006, we recorded $0.7 million, pretax, as income from discontinued operations primarily to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See Note 11 to the consolidated financial statements and Risk Factors in our 2006 Form 10-K for further discussion of KB Toys matters.

CAPITAL RESOURCES AND LIQUIDITY

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under our $500.0 million unsecured credit facility entered into in 2004 (“2004 Credit Agreement”).  We use the 2004 Credit Agreement primarily to manage ongoing and seasonal working capital.  The borrowings available under the 2004 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $57.8 million, were $442.2 million at August 4, 2007.  Through the end of the third quarter of 2007, we expect that borrowings and letters of credit under the 2004 Credit Agreement will peak at less than $100.0 million, excluding any impact from the execution of purchases of our common shares under the 2007 Repurchase Program.  Our borrowings have historically peaked in the third fiscal quarter as we build inventory levels prior to the Christmas holiday selling season. Given the seasonality of our business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including the time of year and our need to acquire merchandise inventory.  For a detailed description of the 2004 Credit Agreement, see Note 3 to the consolidated financial statements in our 2006 Form 10-K.

Net cash provided by operating activities was $97.7 million for year to date 2007, compared to net cash provided by operating activities of $113.1 million for the year to date 2006.  The year to date 2007 results were principally driven by net income of $52.1 million, depreciation and amortization expense of $40.7 million, a reduction in inventories of $44.3 million, an increase in accounts payable of $15.4 million, and share-based compensation of $4.7 million.  These items were partially offset by lower other current liabilities of $16.5 million and current income taxes of $31.9 million.  The reduction in inventories was primarily due to management efforts to receive goods closer to the date we anticipate shipping them to the stores, buying the proper quantities, and displaying the goods promptly once received in the stores.   The increase in accounts payable was due to management and merchant efforts to improve terms with our vendors.  We paid income taxes of $45.4 million, net of refunds, in the year to date 2007 compared to income tax payments, net of refunds of $8.8 million in the year to date 2006.  The decrease in other current liabilities was principally caused by bonuses paid in the year to date 2007.  Bonus payments were higher in the year to date 2007 principally because we paid a general office bonus based on 2006 performance, and we did not pay a general office bonus during the year to date 2006 based on 2005 performance.

Net cash used in investing activities, which was principally comprised of capital expenditures, was $19.4 million for the year to date 2007 compared to $14.5 million for the year to date 2006.   We are in the process of implementing a new point of sale register system in all of our stores.  The implementation of this new system will affect 2007 and 2008 capital expenditures.  Additionally, in 2007, we are in process of a store retrofit on 70 stores that were predominantly high volume and small square footage locations principally in California.  The purpose of the retrofit is to get more merchandise out on the selling floor and better allocate square footage to key categories.

Net cash used in financing activities was $251.3 million for year to date 2007, compared to $99.5 million for year to date 2006.  In the year to date 2007, we disbursed $302.3 million for the acquisition of our common shares under the 2007 Repurchase Program, partially offset by $33.0 million of proceeds from the exercise of stock options and $18.5 million for the excess tax benefit on share-based awards.  In the year to date 2006, we purchased $134.2 million of our common shares, partially offset by proceeds from debt of $25.8 million and $20.5 million of proceeds from the exercise of stock options.

As of August 4, 2007, we had invested $100.0 million in a GSR and acquired $228.7 million of our common shares in open market transactions in accordance with the 2007 Repurchase Program.  As a result, we have a remaining authorization under the 2007 Repurchase Program of approximately $271.3 million, which we may use from time to time to acquire additional common shares.

See Note 4 to the accompanying consolidated financial statements for additional information regarding the GSR.

We continue to believe that we have, or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, future capital expenditures, development of new projects, and currently maturing obligations. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates associated with investments and borrowings under the 2004 Credit Agreement that we make from time to time. We had no fixed rate long-term debt at August 4, 2007. We do not expect changes in interest rates in 2007 to have a material adverse effect on our financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new point of sale register system in all of our stores.  We expect to have approximately one-half of our 1,369 stores on the new system in 2007 and we expect to complete the roll out to the remaining stores in 2008.  As of August 4, 2007, we have approximately 340 stores operating the new system.  The implementation of the new system required us to modify our internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see Note 7 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

There were no material changes to the risk factors as disclosed in our 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchase of our common shares during the second quarter of 2007:

Issuer Purchases of Equity Securities
(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2007 - June 2, 2007 (3)	276	$31.48	201	$479,936
June 3, 2007 - June 30, 2007	3,280	30.37	3,280	380,324
July 1, 2007 - August 4, 2007	4,000	27.26	4,000	271,270
Total	7,556	$28.74	7,481	$271,270

(1)
On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted. We purchased approximately 7,481,000 common shares through open market transactions during the second quarter of 2007 pursuant to this program.

(2)	The average price paid per share for open market purchases includes a per share commission paid to the executing broker/dealer.

(3)	Included in the total number of shares purchased were approximately 75,000 common shares which were withheld to satisfy tax withholding obligations with respect to share-based compensation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on May 31, 2007.  The shareholders elected each of the nine nominees to the Board of Directors, with votes cast as follows:

Director	For	Withheld
Jeffrey P. Berger	99,520,247	786,010
Sheldon M. Berman	98,246,048	2,060,209
Steven S. Fishman	98,355,928	1,950,329
David T. Kollat	94,651,393	5,654,864
Brenda J. Lauderback	98,172,289	2,133,968
Philip E. Mallott	99,522,551	783,706
Russell Solt	99,483,873	822,384
James R. Tener	99,500,166	806,091
Dennis B. Tishkoff	98,285,437	2,020,820

Also at the 2007 Annual Meeting of Shareholders, our shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditor for fiscal year 2007, with votes cast as follows:

For	98,277,618
Against	1,461,824
Abstentions	566,814

No other matters were submitted to a vote of the shareholders at the 2007 Annual Meeting of Shareholders.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.  Exhibits 10.1 and 10.2 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document

10.1	Big Lots Supplemental Savings Plan, amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).

10.2	Big Lots Supplemental Defined Benefit Pension Plan, amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2007

BIG LOTS, INC.
By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)