Form 10-Q
period 2007-11-03
BIG LOTS INC
filed 2007-12-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of November 30, 2007, was 90,407,928.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 3, 2007

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net sales	$1,030,638	$1,049,537	$3,243,928	$3,197,694
Cost of sales	618,832	634,192	1,964,135	1,931,734
Gross margin	411,806	415,345	1,279,793	1,265,960
Selling and administrative expenses	367,806	388,041	1,116,315	1,160,546
Depreciation expense	21,268	24,988	64,860	74,568
Operating profit	22,732	2,316	98,618	30,846
Interest expense	(235)	(185)	(432)	(390)
Interest and investment income	578	61	5,180	1,209
Income from continuing operations before income taxes	23,075	2,192	103,366	31,665
Income tax expense	8,702	373	37,834	10,638
Income from continuing operations	14,373	1,819	65,532	21,027
Income (loss) from discontinued operations, net of tax expense (benefit) of $(48), $(1,097), $581, and $(1,773), respectively	(75)	(85)	914	(1,281)
Net income	$14,298	$1,734	$66,446	$19,746

Income (loss) per common share - basic
Continuing operations	$0.14	$0.02	$0.62	$0.19
Discontinued operations	-	-	0.01	(0.01)
	$0.14	$0.02	$0.63	$0.18

Income (loss) per common share - diluted
Continuing operations	$0.14	$0.02	$0.61	$0.19
Discontinued operations	-	-	0.01	(0.01)
	$0.14	$0.02	$0.62	$0.18

Weighted-average common shares outstanding:
Basic	101,188	108,239	105,866	110,750
Dilutive effect of share-based awards	1,055	1,656	1,329	1,214
Diluted	102,243	109,895	107,195	111,964

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	November 3, 2007	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,776	$281,657
Inventories	989,742	758,185
Deferred income taxes	65,006	60,292
Other current assets	65,989	48,913
Total current assets	1,162,513	1,149,047
Property and equipment - net	491,780	505,647
Deferred income taxes	50,443	45,057
Other assets	22,308	20,775
Total assets	$1,727,044	$1,720,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386,981	$193,996
Property, payroll, and other taxes	69,186	93,706
Accrued operating expenses	117,879	58,815
Insurance reserves	38,257	43,518
KB bankruptcy lease obligation	8,768	12,660
Accrued salaries and wages	34,884	43,515
Other current liabilities	13,914	28,022
Total current liabilities	669,869	474,232
Long-term obligations	138,900	-
Deferred rent	32,604	37,801
Insurance reserves	43,961	44,238
Unrecognized tax benefits	31,052	-
Other liabilities	35,386	34,552

Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 per value; issued 117,495 shares; outstanding 95,832 shares and109,633 shares, respectively	1,175	1,175
Treasury shares - 21,633 shares and 7,862 shares, respectively, at cost	(554,736)	(124,182)
Additional paid-in capital	488,824	477,318
Retained earnings	845,556	781,325
Accumulated other comprehensive income (loss)	(5,547)	(5,933)
Total shareholders' equity	775,272	1,129,703
Total liabilities and shareholders' equity	$1,727,044	$1,720,526

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

								Accumulated
						Additional		Other
	Common		Treasury		Unearned	Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	Total

Balance - January 28, 2006	113,932	$1,175	3,563	$(48,294)	$(2,114)	$470,677	$657,280	$-	$1,078,724
Net income	-	-	-	-		-	19,746	-	19,746
Adjustment due to SFAS No. 123(R)	-	-	-	-	2,114	(2,114)	-	-	-
Purchases of common shares	(8,746)	-	8,746	(134,169)	-	-	-	-	(134,169)
Structured share repurchase	-	-	-	-	-	627	-	-	627
Exercise of stock options	3,340	-	(3,340)	47,685	-	(7,034)	-	-	40,651
Tax benefit from share-based awards	-	-	-	-	-	6,203	-	-	6,203
Treasury shares used for matching contributions to savings plan	404	-	(404)	5,589	-	(415)	-	-	5,174
Sale of treasury shares used for deferred compensation plan	70	-	(70)	658	-	517	-	-	1,175
Share-based employee compensation expense	-	-	-	-	-	2,881	-	-	2,881
Balance - October 28, 2006	109,000	1,175	8,495	(128,531)	-	471,342	677,026	-	1,021,012
Net income	-	-	-	-	-	-	104,299	-	104,299
Adjustment due to SFAS No. 158	-	-	-	-	-	-	-	(5,933)	(5,933)
Purchases of common shares	(715)	-	715	(16,281)	-	-	-	-	(16,281)
Structured share repurchase	-	-	-	-	-	-	-	-	-
Exercise of stock options	1,332	-	(1,332)	20,443	-	(3,575)	-	-	16,868
Tax benefit from share-based awards	-	-	-	-	-	5,695	-	-	5,695
Sale of treasury shares used for deferred compensation plan	16	-	(16)	187	-	152	-	-	339
Share-based employee compensation expense	-	-	-	-	-	3,704	-	-	3,704
Balance - February 3, 2007	109,633	1,175	7,862	(124,182)	-	477,318	781,325	(5,933)	1,129,703
Net income	-	-	-	-	-	-	66,446	-	66,446
Other comprehensive income
Amortization of pension, net of tax of $246	-	-	-	-	-	-	-	386	386
Comprehensive income	-	-	-	-	-	-	-	-	66,832
Adjustment due to FIN 48	-	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(16,899)	-	16,899	(484,355)	-	-	-	-	(484,355)
Exercise of stock options	2,734	-	(2,734)	46,428	-	(10,607)	-	-	35,821
Restricted shares awarded	284	-	(284)	6,596	-	(6,596)	-	-	-
Tax benefit from share-based awards	-	-	-	-	-	19,794	-	-	19,794
Sale of treasury shares used for deferred compensation plan	80	-	(80)	777	-	1,598	-	-	2,375
Share-based employee compensation expense	-	-	-	-	-	7,317	-	-	7,317
Balance - November 3, 2007	95,832	$1,175	21,663	$(554,736)	$-	$488,824	$845,556	$(5,547)	$775,272

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Operating activities:
Net income	$66,446	$19,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,719	70,367
Deferred income taxes	(7,465)	(16,346)
Loss on disposition of equipment	1,937	566
Employee benefits paid with common shares	-	5,174
KB Toys matters	(1,360)	-
Non-cash share-based compensation expense	7,317	2,881
Non-cash impairment charges	-	1,534
Pension	1,150	2,829
Change in assets and liabilities:
Inventories	(231,557)	(158,648)
Accounts payable	192,985	133,619
Current income taxes	(21,102)	11,210
Other current assets	(9,188)	(4,793)
Other current liabilities	(11,414)	4,657
Other assets	(2,566)	(1,328)
Other liabilities	(862)	1,297
Net cash provided by operating activities	45,040	72,765
Investing activities:
Capital expenditures	(39,397)	(26,135)
Purchase of short-term investments	(436,040)	(50,000)
Redemption of short-term investments	436,040	50,000
Cash proceeds from sale of equipment	1,294	879
Other	(15)	(69)
Net cash used in investing activities	(38,118)	(25,325)
Financing activities:
Proceeds from long-term obligations	175,500	193,200
Payment of long-term obligations, including capital lease	(36,965)	(162,600)
Proceeds from the exercise of stock options	35,821	40,651
Excess tax benefit from share-based awards	19,794	6,203
Structured share repurchase	-	627
Payment for treasury shares acquired	(443,328)	(134,169)
Treasury shares sold for deferred compensation plan	2,375	1,175
Proceeds from finance obligation	-	13,289
Net cash used in financing activities	(246,803)	(41,624)
Increase (decrease) in cash and cash equivalents	(239,881)	5,816
Cash and cash equivalents:
Beginning of period	281,657	1,710
End of period	$41,776	$7,526
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$43	$160
Cash paid for income taxes, excluding impact of refunds	$46,001	$20,313
Non-cash activity:
Assets acquired under capital leases	$2,855	$-
Treasury shares acquired, but not settled	$41,027	$-
Increase in accrued property and equipment	$11,972	$1,530

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At November 3, 2007, we operated 1,368 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2007 (“2007”) is comprised of the 52 weeks commenced on February 4, 2007 and ending on February 2, 2008.  Fiscal year 2006 (“2006”) was comprised of the 53 weeks commenced on January 29, 2006 and ended on February 3, 2007.  The fiscal quarters ended November 3, 2007 (“third quarter of 2007”) and October 28, 2006 (“third quarter of 2006”) were both comprised of 13 weeks.  The year to date periods ended November 3, 2007 (“year to date 2007”) and October 28, 2006 (“year to date 2006”) were both comprised of 39 weeks.

Selling and Administrative Expenses
We include store expenses (such as payroll and occupancy costs), warehousing costs, distribution and outbound transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $47.7 million and $52.5 million for the third quarter of 2007 and the third quarter of 2006, respectively, and $149.1 million and $161.8 million for the year to date 2007 and the year to date 2006, respectively.

Included in selling and administrative expenses in the year to date 2007 was approximately $4.5 million of insurance proceeds we received as recovery for damages related to hurricanes occurring in 2005.

Included in selling and administrative expenses in the third quarter of 2006 and the year to date 2006 was $9.7 million of charges to record the estimated settlement of liabilities for two employment-related civil actions (See Note 7 to these consolidated financial statements for additional information).

Advertising Expense
Advertising costs, which were expensed as incurred, consisted primarily of print and television advertisements, and were included in selling and administrative expenses.  Advertising expenses were $19.7 million and $18.1 million for the third quarter of 2007 and the third quarter of 2006, respectively, and $66.0 million and $64.7 million for the year to date 2007 and the year to date 2006, respectively.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  We adopted the recognition provisions of SFAS No. 158 in the fourth quarter of 2006, which required us to reflect the funded status of our defined benefit pension plans on our consolidated balance sheet.  Effective in 2008, we are required to measure the defined benefit pension plans’ assets and obligations as of the date of our year-end consolidated balance sheet.  Currently, our pension plans have a measurement date of December 31.  Switching to a new measurement date will require a one-time adjustment to retained earnings in 2008 per the transition guidance in SFAS No. 158.  Even though we have not yet determined the amount of this adjustment, we do not expect a significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

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

The recognition and measurement guidelines of FIN 48 were applied to all of our material income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.  The total amount of unrecognized income tax benefits at the beginning of 2007 was $38.3 million, of which $23.9 million would affect our annual effective income tax rate if recognized.  The difference between the total amount of unrecognized tax benefits and the amount that would affect our effective income tax rate relates to deferred tax benefits for temporary differences between book and tax return items and the federal tax benefit of state income tax items.   Included in the $38.3 million was $9.7 million of unrecognized tax benefits primarily related to current and potential refund claims for welfare to work and work opportunity tax credits.  If we prevail with respect to these claims, we would owe approximately $1.9 million of fees, which have not been accrued, to an outside service provider who assists us with administration of these refund claims.

We are continuing to recognize interest and penalties related to uncertain income tax positions in our income tax expense.  At the beginning of 2007, interest and penalties of $7.4 million were accrued in addition to the $38.3 million of unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The examination of our 2002 U.S. federal income tax return was concluded in the second quarter of 2007 and the statute of limitations for our 2003 U.S. federal income tax return lapsed in the third quarter of 2007.  In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2002, although state income tax carryforward attributes generated prior to 2002 may still be adjusted upon examination.  We have various state income tax returns in the process of examination or administrative appeals.

There was no material change in the net amount of unrecognized tax benefits in the year to date 2007.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 1, 2008 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million.  Actual results may differ materially from this estimate.

The effective income tax rate for the year to date 2007 income from continuing operations was 36.6%, which benefited from the reduction in a valuation allowance related to a capital loss carryover, the settlement of certain income tax matters, and the lapse of a statute of limitations.  The effective income tax rate for income from continuing operations was 33.6% for the year to date 2006. The year to date 2006 rate was lower principally due to a net reduction of income tax loss contingencies related to the resolution of certain tax matters, partially offset by the write-down of deferred income tax assets resulting from state tax reform.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at November 3, 2007 or October 28, 2006, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock.  For the third quarter of 2007 and the third quarter of 2006, 1.5 million and 1.1 million, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year to date 2007 and the year to date 2006, 1.3 million and 2.7 million, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options are generally outstanding stock options where the exercise price is greater than the weighted-average market price of our common shares for each period.  Antidilutive stock options are excluded from the computation of earnings per share because they decrease the number of diluted shares outstanding under the treasury share method.

Share Repurchase Program
On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted (“2007 Repurchase Program”).  We expected the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2007 Repurchase Program will be held in our treasury and will be available to meet obligations under our equity compensation plans and for general corporate purposes.

As part of the 2007 Repurchase Program, we received 2.8 million of our outstanding common shares during the first quarter of 2007, representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”).  Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted average common shares outstanding.  The GSR includes a forward contract indexed to the average market price of our common shares that subjects the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date.  The forward contract effectively places a collar around the minimum and maximum number of our common shares that we will purchase under the GSR.  We are not required to make any additional payments to the counterparty under the GSR.  We may receive up to 0.4 million additional common shares from the counterparty in settlement of the GSR.  If the GSR had settled on November 3, 2007, we would have received approximately 0.4 million additional common shares from the counterparty based on the average market price of our common shares since the beginning of the period specified by the GSR.  We expect the GSR to settle in the fourth quarter of 2007.

In addition to the GSR, we repurchased approximately 6.1 million and 14.0 million, respectively of our outstanding common shares in open market transactions at an aggregate cost of $153.2 million and $382.0 million, respectively during the third quarter of 2007 and the year to date 2007.  Our remaining repurchase authorization under the 2007 Repurchase Program was approximately $118.0 million as of November 3, 2007 (see Note 10 regarding our November 30, 2007 announcement of a new $150.0 million share repurchase program).

The shares acquired under the 2007 Repurchase Program, including shares acquired under the GSR, were recorded as treasury shares, at cost.

NOTE 5 – STOCK PLANS

We have outstanding stock options and nonvested restricted stock awarded under equity compensation plans approved by our shareholders.  In accordance with SFAS No. 123(R), Share-Based Payment, we recognized share-based compensation expense of $2.6 million and $7.3 million in the third quarter of 2007 and the year to date 2007, respectively, and $1.4 million and $2.9 million in the third quarter of 2006 and the year to date 2006, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in Note 7 to the consolidated financial statements in our 2006 Form 10-K).

The weighted-average fair value of options granted and assumptions used in a binomial model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year to Date
	2007	2006	2007	2006

Weighted-average fair value of options granted	$12.08	$7.99	$11.59	$5.52
Risk-free interest rate	4.0%	4.7%	4.4%	4.6%
Expected life (years)	4.9	4.8	4.4	4.6
Expected volatility	43.8%	41.1%	42.6%	42.4%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

A summary of the stock option activity for the year to date 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 3, 2007	6,644,990	$15.78	5.3	$73,439
Granted	1,057,500	28.72
Exercised	(2,318,325)	12.99
Forfeited	(526,825)	26.91
Outstanding stock options at May 5, 2007	4,857,340	$18.73	5.8	$70,136
Granted	6,000	28.73
Exercised	(208,000)	14.01
Forfeited	(243,900)	14.25
Outstanding stock options at August 4, 2007	4,411,440	$19.21	5.6	$34,109
Granted	92,500	28.32
Exercised	(207,480)	13.46
Forfeited	(141,090)	33.67
Outstanding stock options at November 3, 2007	4,155,370	$19.21	5.5	$27,469
Vested and expected to vest at November 3, 2007	3,975,476	$19.17	5.5	$26,433
Exercisable at November 3, 2007	1,882,170	$17.38	4.8	$15,514

The stock options granted in 2007 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the restricted stock activity for the year to date 2007 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at February 3, 2007	408,671	$12.37
Granted	319,100	28.73
Vested	(66,667)	11.25
Forfeited	-	-
Nonvested restricted stock at May 5, 2007	661,104	$20.38
Granted	1,800	27.92
Vested	(283,500)	12.80
Forfeited	(2,700)	23.42
Nonvested restricted stock at August 4, 2007	376,704	$26.10
Granted	4,500	28.96
Vested	-	-
Forfeited	(2,700)	28.73
Nonvested restricted stock at November 3, 2007	378,504	$26.11

The restricted stock granted in 2007 vests if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. On the grant date, we estimated a three-year period for vesting of these awards based on the assumed achievement of the higher financial performance objective.  In the second quarter of 2007, we changed the estimated achievement date of the higher financial performance objective from three years to two years, resulting in $0.4 million of incremental expense in the third quarter of 2007 and $0.7 million of incremental expense in the year to date 2007.

During the first quarter of 2007, the second and third common share price targets were met on the 100,000 shares of restricted stock awarded in 2005 to Steven S. Fishman, our Chairman, Chief Executive Officer and President, resulting in the vesting of the remaining 66,667 shares of restricted stock and related expense by us of $0.7 million.

The following activity occurred under our share-based compensation plans during the respective periods shown:

	Third Quarter		Year to Date
	2007	2006	2007	2006
(In thousands)
Total intrinsic value of stock options exercised	$3,423	$9,042	$45,931	$15,967
Total fair value of restricted stock vested	-	-	11,021	-

The total unearned compensation cost related to all share-based awards outstanding at November 3, 2007 was approximately $21.7 million.  This compensation cost is expected to be recognized through October 2011 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.3 years from November 3, 2007.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We sponsor a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

The following table identifies the components of net periodic pension cost:

	Third Quarter		Year to Date
	2007	2006	2007	2006
(In thousands)
Service cost - benefits earned in the period	$658	$750	$1,974	$2,248
Interest cost on projected benefit obligation	787	792	2,362	2,375
Expected investment return on plan assets	(1,072)	(1,079)	(3,216)	(3,238)
Amortization of actuarial loss	174	351	520	1,054
Amortization of prior service cost	34	33	102	101
Amortization of transition obligation	3	3	10	10
Settlement loss	-	1,327	-	1,327
Net periodic pension cost	$584	$2,177	$1,752	$3,877

Weighted-average assumptions used to determine net periodic pension cost for 2007 and 2006 were:

	2007	2006
Discount rate	5.9%	5.7%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/06	12/31/05

Our funding for the defined benefit pension plans is not expected to be materially different than the amounts disclosed in our 2006 Form 10-K.

NOTE 7 – CONTINGENCIES

In November 2004, a civil putative collective action complaint was filed against us in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that we had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees our furniture department managers, sales managers, and assistant managers (“Texas matter”). Subsequent to its filing, the plaintiffs in the Texas matter amended the complaint to limit its scope to furniture department managers. The plaintiffs in the Texas matter seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for us as a furniture department manager at any time between November 2, 2001 and October 1, 2003.  As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the Texas matter. In the third quarter of 2006, we reached a tentative settlement with the plaintiffs concerning the Texas matter. We recorded, in the third quarter of 2006, a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability of the Texas matter.  On January 17, 2007, the court approved the settlement, and in 2007, we paid the settlement.

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of the State of California, County of Ventura, wherein it was alleged that we had violated certain California wage and hour laws (“California matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of 2006, we reached a tentative settlement with the plaintiff concerning the California matter. On November 6, 2006, the court issued an order granting preliminary approval of the tentative settlement. On April 30, 2007, the court entered the final order approving the class action settlement and judgment of dismissal with prejudice.  Two class members whose objections to the settlement were overruled by the court have appealed the final order to the California Court of Appeal, challenging the settlement.  The same two objectors also filed a separate putative class action in federal court in the Northern District of California alleging the same class claims that were tentatively settled through the California matter.  The federal court stayed the federal action pending resolution of the appeal before the California Court of Appeal.  The timing and outcome of the appeal are uncertain; however, we intend to vigorously oppose the appeal of the court-approved settlement. We recorded, in the third quarter of 2006, a pretax charge of $6.5 million included in selling and administrative expenses for the agreed-upon settlement amount of the California matter. We believe that we had adequate liability reserves for the California matter at November 3, 2007; however, the ultimate resolution of the pending appeal could have a material adverse effect on our financial condition, results of operations, and liquidity.

In November 2004, a civil putative collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, wherein it was alleged that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 3, 2007, approximately 1,100 individuals had joined the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The Louisiana matter is scheduled to go to trial on  May 8, 2008.  Pending completion of discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in the Louisiana matter; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

In May 2007, two class action complaints were filed against us, one in the Superior Court of the State of California, County of Orange (“Stary matter”), and one in the Superior Court of the State of California, County of San Diego (“Christopher matter”), wherein it was alleged that we had violated California law by requesting certain customer information in connection with the return of merchandise for which the customer sought to receive a refund to a credit card.  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, statutory penalties, costs and attorneys' fees and seek injunctive relief.  We believe that substantially all of the purported class members of the Christopher matter are within the purported class of the Stary matter. The Stary matter has been transferred to the Superior Court of the State of California, County of San Diego, where it will be coordinated with the Christopher matter before the same judge.  Pending discovery on the plaintiffs' claims, we cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

NOTE 8 – DISCONTINUED OPERATIONS

Closed Stores
During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.2 million and $0.8 million recorded in the third quarter of 2007 and the year to date 2007, respectively, and $1.1 million and $3.6 million recorded in the third quarter of 2006 and the year to date 2006, respectively, principally included continuing costs associated with those closed stores having remaining lease terms.

At the end of 2006, we had approximately $5.9 million accrued for the remaining obligations for the discontinued operations lease termination costs.  During the year to date 2007, we paid, net of sublease receipts of $0.3 million, approximately $2.9 million of the liability for these lease termination costs and recorded $0.1 million of accretion expense.

KB Toys Matters
In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys lease obligations.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have continuing lease indemnification and guarantee obligations with respect to approximately 108 KB Toys’ stores.  See Note 11 to the consolidated financial statements and Risk Factors in our 2006 Form 10-K for further discussion of KB Toys matters.

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

The following is net sales data by category:
	Third Quarter		Year to Date
	2007	2006	2007	2006
(In thousands)
Consumables	$334,712	$324,330	$971,940	$940,726
Home	190,433	207,776	558,021	579,293
Furniture	160,169	150,292	502,435	472,342
Hardlines	136,838	141,286	436,341	431,268
Seasonal	83,674	77,504	402,579	384,560
Other	124,812	148,349	372,612	389,505
Net sales	$1,030,638	$1,049,537	$3,243,928	$3,197,694

The Consumables category includes the food, health and beauty, plastics, paper, and pet departments.  The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, and living room furniture.  The Hardlines category includes the electronics, appliances, tools, and home maintenance departments.  The Seasonal category includes the lawn & garden, Christmas, fall, and summer departments.  The Other category includes the toy, jewelry, infant accessories, and apparel departments.

NOTE 10 – SUBSEQUENT EVENT

On November 30, 2007, we announced that our Board of Directors authorized a new repurchase program ("November 2007 Repurchase Program") providing for the repurchase of up to $150.0 million of our common shares commencing with the completion of the $600.0 million repurchase program announced on March 9, 2007 and continuing until exhausted.  On December 3, 2007, we exhausted the $600.0 million authorized to repurchase our common shares under the program announced in March 2007.  Under the November 2007 Repurchase Program, we expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase programs will be available to meet obligations under equity compensation plans and for general corporate purposes.

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

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes.  The terms defined in the notes have the same meanings in this item and the balance of this report.

The following are the results from the third quarter of 2007 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2006.  Even though sales were less than anticipated during the third quarter of 2007, we achieved record third quarter net income and earnings per share by executing our operating strategies and reducing costs.

•	Comparable store sales for stores open at least two years at the beginning of 2007 decreased 0.5%.

•
Gross margin dollars decreased $3.5 million principally due to lower net sales of $18.9 million partially offset by the increase in gross margin rate of 40 basis points to 40.0% of sales versus 39.6% of sales.

•
Selling and administrative expenses as a percent of sales decreased 130 basis points to 35.7% of sales versus 37.0% of sales.  In the third quarter of 2006, we reached tentative settlements of two employment-related civil actions brought against us and we recorded pretax charges of $9.7 million (90 basis points) included in selling and administrative expenses for the estimated settlement liability for these matters.

•	Depreciation expense as a percent of sales decreased 30 basis points to 2.1% of sales versus 2.4% of sales.

•
Diluted earnings per share from continuing operations improved to $0.14 per share compared to $0.02 per share.  The litigation charges recorded in the third quarter of 2006 lowered diluted earnings per share approximately $0.05 per share in that quarter.

•
Net cash used in operating activities was $52.6 million in the third quarter of 2007 compared to $40.3 million in the third quarter of 2006.  The seasonal increase in inventories, partially offset by higher accounts payable, drove the cash used in operating activities in the third quarter of 2007.

•	We acquired 6.1 million of our common shares under the 2007 Repurchase Program during the third quarter of 2007.

See the discussion and analysis below for additional details of our operating results.

STORES

The following table presents stores opened and closed during the year to date 2007 and the year to date 2006:

	2007	2006

Stores open at the beginning of the fiscal year	1,375	1,401
Stores opened during the period	7	10
Stores closed during the period	(14)	(8)
Stores open at the end of the period	1,368	1,403

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year to Date
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	60.4	60.5	60.4
Gross margin	40.0	39.6	39.5	39.6
Selling and administrative expenses	35.7	37.0	34.4	36.3
Depreciation expense	2.1	2.4	2.0	2.3
Operating profit	2.2	0.2	3.0	1.0
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.1	0.0	0.2	0.0
Income from continuing operations before income taxes	2.2	0.2	3.2	1.0
Income tax expense	0.8	0.0	1.2	0.3
Income from continuing operations	1.4	0.2	2.0	0.7
Discontinued operations	0.0	0.0	0.0	0.0
Net income	1.4%	0.2%	2.0%	0.6%

THIRD QUARTER OF 2007 AND THIRD QUARTER OF 2006

Net Sales
Net sales decreased 1.8% to $1,030.6 million for the third quarter of 2007, compared to $1,049.5 million for the third quarter of 2006.   Fewer open stores drove the decrease in net sales along with our comparable store sales decrease of 0.5% for the third quarter of 2007. Comparable store sales were calculated using comparable calendar weeks in both 2007 and 2006.  The calendar periods used to calculate comparable store sales did not align with the fiscal periods in 2007 and 2006 because of the 53rd week in fiscal 2006.  Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.  From a merchandising perspective, comparable store sales performed better in the Furniture and Consumables categories.  In contrast, comparable store sales of Home, the toys department included in Other, and fall departments included in Seasonal underperformed.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the third quarter of 2007 to the third quarter of 2006 (see Note 9 to the accompanying consolidated financial statements for discussion regarding the change from four categories of merchandise to six merchandise categories effective as of the first quarter of 2007):

	Third Quarter
	2007		2006		Change
($ in thousands)
Consumables	$334,712	32.5%	$324,330	30.9%	$10,382	3.2%
Home	190,433	18.5	207,776	19.8	(17,343)	(8.3)
Furniture	160,169	15.5	150,292	14.3	9,877	6.6
Hardlines	136,838	13.3	141,286	13.5	(4,448)	(3.1)
Seasonal	83,674	8.1	77,504	7.4	6,170	8.0
Other	124,812	12.1	148,349	14.1	(23,537)	(15.9)
Net sales	$1,030,638	100.0%	$1,049,537	100.0%	$(18,899)	(1.8)%

Gross Margin
Gross margin decreased to $411.8 million for the third quarter of 2007, compared to $415.3 million for the third quarter of 2006, a decrease of $3.5 million or 0.8%. The decrease in gross margin was principally due to decreased net sales of $18.9 million partially offset by a higher gross margin percentage in the third quarter of 2007.  Gross margin as a percentage of net sales increased  to 40.0% in the third quarter of 2007, compared to 39.6% in the third quarter of 2006. Higher initial markup and savings associated with in-bound freight initiatives drove the gross margin rate increase.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $367.8 million for the third quarter of 2007, compared to $388.0 million for the third quarter of 2006, a decrease of $20.2 million or 5.2%. Included in selling and administrative expenses in the third quarter of 2006 was $9.7 million of charges to record the estimated settlement liabilities for two employment-related civil actions (see Note 7 to the accompanying consolidated financial statements for additional information regarding these lawsuits).  Selling and administrative expenses as a percentage of net sales were 35.7% for the third quarter of 2007 compared to 37.0% for the third quarter of 2006.  This improvement was primarily due to the $9.7 million litigation charge discussed above and due to lower selling and administrative expenses for insurance-related costs, distribution and transportation costs, and store payroll.  Insurance-related costs were lower primarily due to a reduction in health and welfare plan expenses driven by a change in the plan’s service provider effective February 1, 2007.  Additionally, we have fewer plan participants in the current year primarily due to fewer open stores.  Distribution and outbound transportation costs, which were included in selling and administrative expenses, decreased to $47.7 million for the third quarter of 2007 compared to $52.5 million for the third quarter of 2006. As a percentage of net sales, distribution and outbound transportation costs decreased by 40 basis points to 4.6% of net sales in the third quarter of 2007 compared to 5.0% of net sales for the third quarter of 2006.  Distribution and outbound transportation cost savings have been achieved through certain management initiatives including but not limited to improvements in furniture distribution, more efficient scheduling of labor used in the distribution centers, and transportation initiatives aimed at optimizing the use of our transportation fleet and the increased usage of third party one-way carriers.  The higher use of third party one-way carriers, which began late in the second quarter of 2007, has increased our cost per mile while decreasing the overall transportation cost as a result of fewer miles traveled.  Store payroll continues to benefit from merchandising strategies such as “raise the ring” and acquiring more floor-ready merchandise that resulted in a reduction in payroll hours required to process fewer cartons.  See the Merchandising section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K for additional information regarding our “raise the ring” strategy.  Higher advertising expense and stock-based compensation expense partially offset the expense decreases. Advertising expense increased from $18.1 million in the third quarter of 2006 to $19.7 million in the third quarter of 2007 primarily due to an increase in television advertising spend which reflects the impact of the retail calendar shift caused by the 53rd week in 2006.  Stock-based compensation expense increased from $1.4 million in the third quarter of 2006 to $2.6 million in the third quarter of 2007 due to the increase in the weighted-average fair value of stock options granted in 2007 and in part due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in Note 7 to the consolidated financial statements in our 2006 Form 10-K).

Depreciation Expense
Depreciation expense for the third quarter of 2007 was $21.3 million, compared to $25.0 million for the third quarter of 2006. The $3.7 million decrease was primarily due to the decline in capital expenditures over the last 24 months compared to earlier fiscal years.  The reduction in capital expenditures principally relates to fewer store openings.

Interest and Investment Income
Interest and investment income was $0.6 million for the third quarter of 2007, compared to $0.1 million for the third quarter of 2006.  The increase in interest and investment income, lapae of or statute of limitations was principally due to higher levels of funds available for investment during the third quarter of 2007 compared to the third quarter of 2006.

Income Taxes
The effective income tax rate for the third quarter of 2007 for income from continuing operations was 37.7%, and benefited from the lapse of a statute of limitations.  The income tax rate for income from continuing operations of 17.0% for the third quarter of 2006 was impacted primarily by a net reduction of income tax loss contingencies related to the resolution of certain tax matters and their relative impact on pretax income.

YEAR TO DATE 2007 AND YEAR TO DATE 2006

Net Sales
Net sales increased 1.4% to $3,243.9 million for the year to date 2007, compared to $3,197.7 million for the year to date 2006.  The increase in net sales was driven by our comparable store sales increase of 3.2% for the year to date 2007, partially offset by fewer open stores. Comparable store sales were calculated using comparable calendar weeks in both 2007 and 2006.  The calendar periods used to calculate comparable store sales did not align with the fiscal periods in 2007 and 2006 because of the 53rd week in fiscal 2006.  Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.  Comparable store sales in the year to date 2007 were driven by an increase in the value of the average basket as our “raise the ring” strategy continues to deliver positive results.  From a merchandising perspective, comparable store sales performed better in the Furniture, Seasonal, Consumables, and Hardlines categories.  In contrast, comparable store sales of the Home category and the toys department, included in the Other category, underperformed.

The following table details net sales by product category with the percentage of each category to total net sales and the net sales change in dollars and percentage from the year to date 2007 to the year to date 2006 (See Note 9 to the accompanying consolidated financial statements for discussion regarding the change from four categories of merchandise to six merchandise categories effective as of the first quarter of 2007):

	Year to Date
	2007		2006		Change
($ in thousands)
Consumables	$971,940	30.0%	$940,726	29.4%	$31,214	3.3%
Home	558,021	17.2	579,293	18.1	(21,272)	(3.7)
Furniture	502,435	15.5	472,342	14.8	30,093	6.4
Hardlines	436,341	13.4	431,268	13.5	5,073	1.2
Seasonal	402,579	12.4	384,560	12.0	18,019	4.7
Other	372,612	11.5	389,505	12.2	(16,893)	(4.3)
Net sales	$3,243,928	100.0%	$3,197,694	100.0%	$46,234	1.4%

Gross Margin
Gross margin increased to $1,279.8 million for the year to date 2007, compared to $1,266.0 million for the year to date 2006, an increase of $13.8 million or 1.1%. The increase in gross margin was principally due to increased net sales of $46.2 million.  Gross margin as a percentage of net sales decreased slightly to 39.5% in the year to date 2007 compared to 39.6% in the year to date 2006.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $1,116.3 million for the year to date 2007, compared to $1,160.5 million for the year to date 2006, a decrease of $44.2 million or 3.8%.  Included in selling and administrative expenses in the year to date 2007 was approximately $4.5 million of insurance proceeds we received as recovery for damages related to hurricanes occurring in 2005.  Included in selling and administrative expenses in the year to date 2006 was $9.7 million of charges to record the estimated settlement liabilities for two employment-related civil actions (see Note 7 to the accompanying financial statements for additional information regarding these lawsuits).  Selling and administrative expenses as a percentage of net sales were 34.4% for the year to date 2007 compared to 36.3% for the year to date 2006.  This decrease was due to the prior year litigation charges, the receipt of insurance proceeds in the current year, and decreased insurance-related costs, distribution and transportation costs, and store payroll.  Insurance-related costs were lower primarily due to a reduction in health and welfare plan expenses driven by a change in the plan’s service provider effective February 1, 2007.  Additionally, we have fewer plan participants in the current year primarily due to fewer open stores.  Distribution and outbound transportation costs, which were included in selling and administrative expenses, decreased to $149.1 million for the year to date 2007, compared to $161.8 million for the year to date 2006. As a percentage of net sales, distribution and outbound transportation costs decreased by 50 basis points to 4.6% of net sales for the year to date 2007 compared to 5.1% of net sales for the year to date 2006. Distribution and outbound transportation cost savings have been achieved through certain management initiatives including but not limited to improvements in furniture distribution, more efficient scheduling of labor used in the distribution centers, and transportation initiatives aimed at optimizing the use of our transportation fleet and increased usage of third party one-way carriers.  The higher use of third party one-way carriers, which began late in the second quarter of 2007, has increased our cost per mile while decreasing the overall transportation cost as a result of fewer miles traveled. Store payroll continues to benefit from merchandising strategies such as “raise the ring” and acquiring more floor-ready merchandise that resulted in a reduction in payroll hours required to process fewer cartons while generating additional sales dollars.  Higher advertising expense and stock-based compensation expense partially offset the expense decreases. Advertising expense increased from $64.7 million for the year to date 2006 to $66.0 million for the year to date 2007, primarily due to an increase in television advertising spend (after advertising space) which reflects the impact of the retail calender shift caused by the 53rd week in 2006.  Stock-based compensation expense increased from $2.9 million for the year to date 2006 to $7.3 million for the year to date 2007 due to the increase in the weighted-average fair value of stock options granted in 2007 and in part due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in Note 7 to the consolidated financial statements in our 2006 Form 10-K).

Depreciation Expense
Depreciation expense for the year to date 2007 was $64.9 million, compared to $74.6 million for the year to date 2006. The $9.7 million decrease was primarily due to the relatively lower level of capital expenditures over the last 24 months compared to earlier fiscal years.  The reduction in capital expenditures principally relates to fewer store openings.

Interest and Investment Income
Interest and investment income was $5.2 million for the year to date 2007, compared to $1.2 million for the year to date 2006.  The increase in interest and investment income was principally due to higher levels of funds available for investment in the year to date 2007 compared to the year to date 2006.

Income Taxes
The effective income tax rate for the year to date 2007 for income from continuing operations was 36.6%, and benefited from the reduction in a valuation allowance related to a capital loss carryover, the settlement of certain income tax matters, and the lapse of a statute of limitations.  The income tax rate for income from continuing operations of 33.6% during the year to date 2006 was caused principally by a net reduction of income tax loss contingencies related to the resolution of certain tax matters, partially offset by the write-down of deferred income tax assets resulting from state tax reform.

Discontinued Operations
During 2005, we closed 130 stores that met the criteria for discontinued operations reporting.  The pretax costs of $0.8 million and $3.6 million recorded in the year to date 2007 and the year to date 2006, respectively, principally include continuing costs associated with those closed stores having remaining lease terms. These costs have declined in 2007 compared to 2006 due to the decline in the number of closed stores with remaining leases.

In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys lease obligations.  In the year to date 2006, we recorded $0.7 million, pretax, as income from discontinued operations primarily to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

Off-Balance Sheet Arrangements
We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have continuing indemnification and guarantee obligations with respect to approximately 108 KB Toys’ stores.  See Note 11 to the consolidated financial statements and Risk Factors in our 2006 Form 10-K for further discussion of KB Toys matters.

CAPITAL RESOURCES AND LIQUIDITY

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under our $500.0 million unsecured credit facility entered into in 2004 (“2004 Credit Agreement”).  We use the 2004 Credit Agreement primarily to manage ongoing and seasonal working capital.  At November 3, 2007, the total borrowings outstanding under the 2004 Credit Agreement were $138.9 million.  The borrowings available under the 2004 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $57.8 million, were $303.3 million at November 3, 2007.  Total indebtedness under the 2004 Credit Agreement reached approximately $275.0 million in November 2007.  We expect that total indebtedness under the 2004 Credit Agreement will decline through the remainder of 2007; however, if the $150.0 million repurchase program announced in November 2007 is completed, total indebtedness is not expected to exceed $325.0 million through early March 2008.  The amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors including our seasonal need to acquire merchandise inventory prior to peak selling seasons, the timing and amount of sales to customers, and potential activity under our share repurchase programs.  For a detailed description of the 2004 Credit Agreement, see Note 3 to the consolidated financial statements in our 2006 Form 10-K.

Net cash provided by operating activities was $45.0 million for year to date 2007, compared to net cash provided by operating activities of $72.8 million for the year to date 2006.  The year to date 2007 results were principally driven by net income of $66.4 million and depreciation and amortization expense of $60.7 million.  These increases in cash were partially offset by an increase in inventories in excess of the increase in accounts payable by $38.6 million, a decrease in other current liabilities of $11.4 million, and current income tax payments in excess of the tax provision of $21.1 million.  The increase in inventories was due to the seasonality of our business that requires higher inventory levels prior to the peak Christmas selling season.   The increase in accounts payable was driven by the increased inventory receipts, in part due to management and merchant efforts to improve terms with our vendors, and the reclassification of $18.4 million of outstanding checks to accounts payable from cash and cash equivalents.  At November 3, 2007, we did not have sufficient funds deposited in our disbursement bank to offset the outstanding checks, and as a result, we reported these unfunded checks in accounts payable.  As a result of higher taxable income and the timing of required tax payments, we paid income taxes of $45.8 million, net of refunds, in the year to date 2007 compared to income tax payments, net of refunds of $8.1 million in the year to date 2006.  The decrease in other current liabilities principally resulted from bonuses paid in the year to date 2007.  Bonus payments were higher in the year to date 2007 principally because we paid a general office bonus based on 2006 performance, and we did not pay a general office bonus during the year to date 2006 based on 2005 performance.

The year to date 2006 cash provided by operating activities resulted primarily from net income of $19.7 million and depreciation and amortization expense of $70.4 million.  These increases in cash were partially offset by an increase in inventories in excess of the increase in accounts payable by $25.0 million and a net use of cash for income taxes of $5.1 million.

Net cash used in investing activities, which was principally comprised of capital expenditures, was $38.1 million for the year to date 2007, compared to $25.3 million for the year to date 2006.   We are in the process of implementing a new point of sale register system in all of our stores.  The implementation of this new system will affect 2007 and 2008 capital expenditures.  Additionally, in 2007, we have completed a store retrofit with respect to 70 stores that were predominantly high volume and small square footage locations principally in California.  The purpose of the retrofit was to get more merchandise out on the selling floor, better allocate square footage to key merchandise categories, and whenever possible create enough selling space to house a full-sized furniture department.

Net cash used in financing activities was $246.8 million for the year to date 2007, compared to $41.6 million for the year to date 2006.  In the year to date 2007, we disbursed $443.3 million for the acquisition of our common shares, which was partially offset by $138.9 million of net borrowings under the 2004 Credit Agreement, $35.8 million of proceeds from the exercise of stock options, and $19.8 million for the excess tax benefit from share-based awards.  In the year to date 2006, we purchased $134.2 million of our common shares, which was partially offset by net proceeds from debt of $30.6 million, proceeds from the exercise of stock options of $40.7 million, $6.2 million for the excess tax benefit from share-based awards, and $13.3 million in proceeds from the sale of a store we owned.

As of November 3, 2007, we had invested $100.0 million in the GSR and acquired an additional $382.0 million of our common shares in open market transactions in accordance with the 2007 Repurchase Program.  As of November 3, 2007, $41.0 million of the open market transactions had not yet settled.  Since November 3, 2007, we purchased the remaining authorized $118.0 million of our common shares under the 2007 Repurchase Program. See Note 4 to the accompanying consolidated financial statements for additional information regarding the GSR.

On November 30, 2007, we announced the November 2007 Repurchase Program which commences upon completion of the $600 million program announced in March 2007.  Under the November 2007 Repurchase Program, we expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.

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

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2006 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those contained in our 2006 Form 10-K, our financial condition, results of operations, and liquidity for the current period may have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates associated with investments and borrowings under the 2004 Credit Agreement that we make from time to time. We had no fixed rate long-term debt at November 3, 2007. We do not expect changes in interest rates in 2007 to have a material adverse effect on our financial condition, results of operations, or liquidity; however, there can be no assurances that interest rates will not materially change. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new point of sale register system in all of our stores.  We have approximately one-half of our 1,368 stores on the new system in 2007 and we expect to complete the roll out to the remaining stores in 2008.  As of November 3, 2007, we have approximately 700 stores operating the new system.  The implementation of the new system required us to modify our internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchase of our common shares during the third quarter of 2007:

Issuer Purchases of Equity Securities

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased	(1)	(b) Average Price Paid per Share	(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5, 2007 - September 1, 2007	-		$-		-	$271,270
September 2, 2007 - September 29, 2007	214		28.02		214	265,263
September 30, 2007 - November 3, 2007	5,888		25.01		5,888	118,035
Total	6,102		$25.11		6,102	$118,035

(1)
On March 9, 2007, we announced that our Board of Directors authorized the repurchase of up to $600.0 million of our common shares commencing upon authorization and continuing until exhausted. We purchased approximately 6,102,000 common shares through open market transactions during the third quarter of 2007 pursuant to this program.

(2)	The average price paid per share for open market purchases includes a per share commission paid to the executing broker/dealer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Dated: December 10, 2007

BIG LOTS, INC.
By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)