Form 10-K
period 2008-02-02
BIG LOTS INC
filed 2008-04-01
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,506,932,554 on August 4, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).

The number of the Registrant’s Common Shares outstanding as of March 28, 2008 was 81,370,433.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

PART I

ITEM 1. BUSINESS

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our”), is the nation’s largest broadline closeout retailer (see below for a discussion of closeout retailing). At February 2, 2008, we operated a total of 1,353 stores in 47 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots. com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years comprised of 52 weeks and some comprised of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2008 (“2008”) is comprised of the 52 weeks that began on February 3, 2008 and will end on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008. Fiscal year 2006 (“2006”) was comprised of the 53 weeks that began on January 29, 2006 and ended on February 3, 2007. Fiscal year 2005 (“2005”) was comprised of the 52 weeks that began on January 30, 2005 and ended on January 28, 2006.

We manage our business on the basis of one segment: broadline closeout retailing. Please refer to the consolidated financial statements and related notes in this Annual Report on Form 10-K (“Form 10-K”) for our financial information. We internally evaluate and externally communicate overall sales and merchandise performance based on the following key merchandising categories: Consumables, Home, Furniture, Hardlines, Seasonal, and Other. The Consumables category includes the food, health and beauty, plastics, paper, and pet departments. The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. Case goods consist of bedroom, dining room, and living room furniture. The Hardlines category includes the electronics, appliances, tools, and home maintenance departments. The Seasonal category includes lawn & garden, Christmas, summer, and other holiday departments. The Other category includes the toy, jewelry, infant accessories, and apparel departments. Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations. See note 12 to the accompanying consolidated financial statements for the net sales results of these categories for 2007, 2006, and 2005.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated Stores Corporation, a Delaware corporation.

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278-6800. All of our operations were located within the United States of America at the end of each of the last three years.

Closeout Retailing

We attempt to maximize the amount of closeout merchandise available in our stores and to offer merchandise with great value to our customers. We work closely with our vendors to obtain merchandise, including top brand merchandise that is easily recognizable by our customers. Closeout retailers purchase merchandise that generally results from production overruns, packaging changes, discontinued products, liquidations, or returns. As a result, closeout retailers generally can purchase most merchandise at lower costs and offer most merchandise at lower prices than those paid and offered by traditional discount retailers. In addition to closeout merchandise, we stock many products on a consistent basis at our stores. This merchandise may not always be the same brand or may be off-brand because we attempt to provide our customers with merchandise at a price that represents a great value. For net sales by product category and net sales by product category as a percent of total net sales, see the 2007 compared to 2006 and 2006 compared to 2005 sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Real Estate

The following table compares the number of stores in operation at the beginning and end of each of the last five fiscal years:

	2007	2006	2005	2004	2003
Stores open at the beginning of the year	1,375	1,401	1,502	1,430	1,380
Stores opened during the year	7	11	73	103	86
Stores closed during the year	(29)	(37)	(174)	(31)	(36)
Stores open at the end of the year	1,353	1,375	1,401	1,502	1,430

As part of our real estate strategy initiated in 2005, we have focused on managing our existing store base to drive improved profitability as opposed to opening a high number of new stores. Over the last two years, the commercial real estate market demanded higher rent charges than we were willing to pay and, as a result, we signed fewer new leases and opened fewer new stores than in previous years. We believe that uncertainty in the credit markets in the second half of 2007 had a favorable impact on our ability to negotiate renewals or extensions of existing leases. In 2007, we closed fewer stores than we previously anticipated, in part due to our ability to negotiate lease renewals for stores where we no longer had contractual options to extend or renew. For additional information about our real estate strategy, see the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table details our stores by state at February 2, 2008:

Alabama	29	Maine	4	Ohio	105
Arizona	35	Maryland	12	Oklahoma	15
Arkansas	9	Massachusetts	14	Oregon	10
California	181	Michigan	40	Pennsylvania	61
Colorado	22	Minnesota	5	Rhode Island	1
Connecticut	6	Mississippi	15	South Carolina	29
Delaware	3	Missouri	24	Tennessee	43
Florida	102	Montana	2	Texas	113
Georgia	57	Nebraska	3	Utah	10
Idaho	5	Nevada	14	Vermont	4
Illinois	35	New Hampshire	6	Virginia	36
Indiana	44	New Jersey	13	Washington	18
Iowa	3	New Mexico	13	West Virginia	18
Kansas	10	New York	45	Wisconsin	13
Kentucky	40	North Carolina	60	Wyoming	2
Louisiana	23	North Dakota	1	Total stores	1,353
				Number of states	47

Of our 1,353 stores, 501 stores operate in four states: California, Texas, Ohio, and Florida, and sales in these states represent 39% of our 2007 net retail sales.

Associates

At February 2, 2008, we had 38,153 active associates comprised of 14,113 full-time and 24,040 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 44,515 in 2007. Approximately 60% of the associates employed throughout the year are employed on a part-time basis. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry and face strong sales competition from other general merchandise, discount, food, arts and crafts, and dollar store retailers. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad assortment of closeout merchandise from vendors.

Purchasing

An integral part of our business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. We believe that we have built strong relationships with many brand-name vendors and we have capitalized on our purchasing power in the closeout marketplace to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of a vendor’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to our vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We supplement our traditional brand-name closeout purchases with various direct import and domestically-sourced merchandise in departments such as furniture, home decorative, lawn & garden, and Christmas. We expect that the unpredictability of the retail and manufacturing environments coupled with our dominant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

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

Our merchandise is purchased from domestic and foreign vendors that provide us with multiple sources for each product category. In 2007, our top ten vendors accounted for 14% of total purchases (at cost) while the largest vendor accounted for approximately 3% of the aggregate.

During 2007, we purchased approximately 25% of our merchandise directly from overseas vendors, including 21% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks as described further in Item 1A in this Form 10-K.

Warehouse and Distribution

The majority of the merchandise sold by us is received and processed for retail sale and distributed to the retail locations from our five regional closeout distribution centers and two furniture distribution centers. In addition to the merchandise distribution centers, we operate warehouses in Ohio and California that distribute store fixtures and supplies. We carry sufficient quantities in our distribution centers so that we can distribute quickly and efficiently to our stores in order to maximize sales. We have located and managed our distribution facilities to enable quick turn of time-sensitive products while attempting to minimize transportation costs and the distance from distribution facilities to our stores. We have arrangements with some of our vendors to deliver merchandise directly to our stores. During 2006, we initiated a vendor compliance program that includes strict documentation and packing requirements for shipments of merchandise we receive in our distribution centers. This program has contributed to the efficiency of inventory flow through our distribution facilities. During 2007, we benefited from several warehouse and distribution initiatives, the most significant of which includes an outbound transportation initiative that led to a higher use of one-way carriers and thus a reduction in round trip carriers. This initiative lowered our overall transportation cost because we paid for fewer freight miles, although the cost per mile increase partially offset this savings. Other initiatives included improvements in furniture distribution resulting in the integration of the distribution of certain ready-to-assemble furniture from the furniture distribution centers into the regional distribution centers.

For further discussion of our warehouses and distribution facilities, refer to the Warehouse and Distribution section under Item 2 in this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing approaches to promote our brand and retail position through television, internet, in-store point of purchase and print media. The centerpiece of our marketing efforts is our television campaign which combines elements of strategic branding and promotion. These same elements are then used in all other consumer touchpoints. Our highly targeted broadcast media placement uses national cable as the foundation of our buys which is then supplemented with local broadcast in key markets. Our marketing program utilizes printed advertising circulars in all markets that are served by our stores. In 2007 and 2006, we distributed multi-page circulars covering 26 weeks. In 2008, we expect to distribute circulars covering 27 weeks, with the incremental week included in the fourth quarter of 2008. The circular distribution was performed by a combination of newspaper insertions and mailings. These circulars were designed by us and were distributed regionally to take advantage of market differences caused by product availability, climate, and customer preferences. In addition to circulars, store promotional materials, including in-store signage, emphasize special bargains and significant values offered to customers. We continue to use our website (www.biglots.com) in order to improve the efficiency of communicating with our customers using the internet. In 2006, we overhauled and re-launched our website. Our on-line customer list, which we refer to as the Buzz Club, has grown from just over one million members at the end of 2006 to in excess of two million members at the end of 2007. This is an important marketing tool which allows us to communicate in a cost effective manner with our core customer base.

Over the past five fiscal years, total advertising expense as a percentage of total net sales has ranged from 2.2% to 2.6%. In 2007, advertising expense as a percentage of total net sales was 2.2%.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the timing of television and circular advertising, and the timing of certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses in the third fiscal quarter in anticipation of increased sales activity during the fourth fiscal quarter. The increased sales activity in the fourth fiscal quarter typically has a leveraging effect on operating results in the fourth fiscal quarter as a result of certain fixed costs such as rent and depreciation.

The seasonality of our business influences our demand for seasonal borrowings. We historically have drawn upon our credit facilities to fund seasonal working capital needs and have substantially repaid these borrowings during the fourth fiscal quarter. In 2007, our borrowings were primarily driven by seasonal working capital needs and the execution of the $600.0 million share repurchase program authorized by our Board of Directors in March 2007 (“March 2007 Repurchase Program”) and the $150.0 million share repurchase program authorized by our Board of Directors in November 2007 (“November 2007 Repurchase Program”). We expect that borrowings will vary throughout 2008 under our $500.0 million unsecured credit facility (“Credit Agreement”) depending on various factors, including our seasonal need to acquire merchandise inventory prior to peak selling seasons and the timing and amount of sales to our customers.

Available Information

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

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”).

Information relating to our corporate governance, including: Corporate Governance Standards; charters of our Board of Director’s Audit, Compensation, and Nominating/Corporate Governance Committees; Code of Business Conduct and Ethics; Code of Ethics for Financial Professionals; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers may be found in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions. The Code of Business Conduct and Ethics is applicable to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals, for our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein), contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our websites are not part of this report.

ITEM 1A. RISK FACTORS

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2007 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our businesses. There can be no assurances that we have correctly and completely identified, assessed, and accounted for all factors that do or may affect our business, financial condition, results of operations, and liquidity. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Additional risks not presently known to us or that we presently believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, results of operations, and liquidity. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments we anticipate will be realized or that they will have the expected effects on our business or operations. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Our operating results have improved in 2006 and 2007. In 2005, we initiated a strategic assessment of our operations. As part of the initial steps implemented, we closed a significant number of underperforming stores, executed a series of markdowns to lower in-store inventory levels in certain classifications of merchandise, and realigned general office, field operations, and distribution centers resources to more appropriately fit our business requirements. In 2006, we tested and executed newly developed merchandising and marketing approaches and focused on improving efficiencies in our purchasing and distribution practices. In March 2007, we announced certain operating performance targets and goals for the period 2007 through 2009 that we refer to collectively as our “Long Range Plan” (see the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning our operating strategy). We are attempting to continue to improve our recent operating trends of 2006 and 2007 through the execution of a number of strategies in our merchandising, marketing, and real estate areas. These strategies are aimed at driving comparable store sales growth, higher inventory turns, and higher gross margin dollars while reducing selling and administrative costs. In 2006 and 2007, we were able to meet or exceed many of our operating performance targets and goals. There is a risk that we will be unable to continue to meet or exceed these operating performance targets and goals in the future if our strategies are not successful.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail business is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, employees, products, real estate, and other aspects of our business with a number of other companies. Certain of our competitors have greater financial, distribution, marketing, and other resources that may be devoted to sourcing, promoting, and selling their merchandise. It is possible that increased competition or improved performance by our competitors may reduce our market share, gross margin, operating margin, and projected operating results, and may materially adversely affect our business and results of operations in other ways.

A decline in general economic condition, consumer spending levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially adversely affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the United States’ economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. The economies of four states (Ohio, Texas, California, and Florida) are particularly important as approximately 37% of our current stores operate in these states and 39% of our 2007 net retail sales occurred in these states.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

The products we sell are sourced from a variety of vendors. In the closeout business, we cannot control the supply, design, function, availability, or cost of many of the products that we offer for sale. We depend upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers, in order to meet or exceed our operating performance targets for gross margin. In addition, we rely on our vendors to provide us quality merchandise. To the extent that our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. If shortages or disruptions occur in the availability of closeout merchandise or if the quality of such merchandise is not acceptable to our customers or us, it is likely to have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

We rely on vendors located in foreign countries for significant amounts of merchandise. In addition, many of our vendors have foreign manufacturing facilities. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher gross margin. During 2007, we purchased approximately 25% of our products directly from overseas vendors including 21% from vendors located in China. Our ability to find qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the United States. Increased import duties, increased shipping costs, more restrictive quotas, loss of “most favored nation” trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties including inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, and trade restrictions, including retaliation by the United States against foreign practices, political instability, the financial stability of vendors, merchandise quality issues, tariffs, and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our business and financial performance.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially adversely impact our business and financial performance.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain appropriate in-stock levels. As stated above, we obtain a quarter of our merchandise from vendors outside of the United States. These foreign vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, even though the lead time to obtain domestically-sourced merchandise is less, we attempt to maximize our gross margin and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

From time to time, we may be involved in lawsuits and regulatory actions, including various collective or class action lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act (“FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial resources to defend ourselves. For a description of certain current legal proceedings, see note 10 to the accompanying consolidated financial statements.

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

In December 2000, we sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively, “KB Toys”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. At the time of the bankruptcy filing, we had indemnification and guarantee obligations (“KB Lease Obligations”) with respect to approximately 390 KB Toys store leases and other real property leases. KB Toys emerged from bankruptcy during 2005. We continue to have KB Lease Obligations with respect to approximately 52 KB Toys store leases. If KB Toys fails to perform on the remaining leases guaranteed or indemnified by us, it could result in a material adverse impact on our financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcy, see note 11 to the accompanying consolidated financial statements.

Our inability, if any, to comply with the terms of the Credit Agreement may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We have the ability to borrow funds under the Credit Agreement and we utilize this ability at various times depending on operating or other cash flow requirements. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. If our financial performance is not in compliance with these covenants, it may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to maintain or upgrade our information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology, including the new point-of-sale system, or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

If we are unable to successfully execute our SAP® for Retail system implementation, our operations may be disrupted or become less efficient.

In January 2008, we announced our plans to implement SAP for Retail solutions over the next few years. New financial systems, including general ledger, accounts payable and fixed assets, are planned for development and testing during 2008, with plans to place the new financial systems in service in 2009. New core merchandising systems are planned for development and testing in 2009, with plans to place the new core merchandising system in service in 2010. The implementation of these systems is expected to have a pervasive impact - not only on our information systems but also across a significant portion of our general office operations, including merchandising, technology, and finance. While we believe the implementation of these systems will provide significant opportunity for us, it also involves significant risk in terms of cost and our ability to successfully implement these systems while continuing to execute our other business strategies. If we are unable to successfully implement SAP for Retail, it may have an adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to retain suitable store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores, and a significant number of these leases expire or are up for renewal each year. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. If we are not able to negotiate favorable lease renewals, including the proper determination of which leases to renew, our financial position, results of operations, and liquidity may be negatively affected.

If we are unable to secure customer, employee, and company data, our reputation could be damaged and we could be subject to penalties or lawsuits.

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

If we lose key personnel, it may have a material adverse impact on our future results of operations.

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of services of any of these individuals could have a material adverse impact on our business. Competition for key personnel in the retail industry is intense and our future success will also depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

The price of our common shares as traded on the New York Stock Exchange may be volatile.

Our stock price may fluctuate substantially as a result of factors beyond our control, including but not limited to, general economic and stock market conditions, risks relating to our business and industry as discussed above, strategic actions by us or our competitors, variations in our quarterly operating performance, our future sales or purchases of our common shares, and investor perceptions of the investment opportunity associated with our common shares relative to other investment alternatives.

We also may be subject to a number of other factors which may individually or in the aggregate, materially or adversely affect our business. These factors include, but are not limited to:

  The effect of fuel price fluctuations on our transportation costs and customer purchases;

  Events or circumstances could occur which could create bad publicity for us or for types of merchandise offered in our stores which may negatively impact our business results including sales;

  Infringement of our intellectual property, including the Big Lots trademarks, could dilute our value;

  Our ability to attract and retain suitable employees;

  Our ability to establish effective advertising, marketing, and promotional programs; and

  Other risks described from time to time in our filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Operations

All of our stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 29,700 square feet, of which an average of 21,400 square feet is selling square feet. The average cost to open a new store in a leased facility during 2007 was approximately $1.0 million, including cost of inventory.

Except for 52 owned sites, all of our stores are leased. Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. In some leases, formulas require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to 10 years with multiple five-year renewal options. Fifty-one store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved.

The 52 owned stores are located in the following states:

Stores
State	Owned
Arizona	2
California	38
Colorado	3
Florida	2
Louisiana	1
New Mexico	2
Ohio	1
Texas	3
Total	52

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 11 month-to-month leases and 52 owned locations.

		Leases
	Expiring	Without
Fiscal Year:	Leases	Options
2008	237	36
2009	272	43
2010	238	35
2011	211	27
2012	176	14
Thereafter	169	13

Warehouse and Distribution

At February 2, 2008, we operated five regional closeout distribution centers and two furniture distribution centers strategically placed across the United States totaling approximately 10.2 million square feet. Our regional closeout distribution centers are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. Our two furniture distribution centers are located in Ohio (owned) and California (leased). In addition to these merchandise distribution centers, we own or lease warehouses in Ohio and California that distribute store fixtures and supplies. The regional closeout distribution centers utilize advanced warehouse management technology, which enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our merchandise distribution facilities was approximately 2.6 million cartons per week in 2007. Certain vendors deliver merchandise directly to our stores. We attempt to get merchandise from our vendors to the sales floor in the most effective manner.

The number of owned and leased warehouse and distribution facilities and the corresponding square footage of the facilities by state at February 2, 2008, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	2	2	4	3,559	731	4,290
California	1	1	2	1,423	467	1,890
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Total	6	3	9	8,985	1,198	10,183

Corporate Office

We own the facility in Columbus, Ohio that serves as our general office for corporate associates.

ITEM 3. LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, please refer to note 10 to the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at February 2, 2008 were as follows:

			Officer
Name	Age	Offices Held	Since
Steven S. Fishman	57	Chairman, Chief Executive Officer and President	2005
John C. Martin	57	Executive Vice President, Merchandising	2003
Donald A. Mierzwa	58	Executive Vice President, Store Operations	1998
Brad A. Waite	50	Executive Vice President, Human Resources, Loss Prevention
		and Risk Management	1998
Lisa M. Bachmann	46	Senior Vice President, Merchandise Planning/Allocation and
		Chief Information Officer	2002
Robert C. Claxton	53	Senior Vice President, Marketing	2005
Joe R. Cooper	50	Senior Vice President and Chief Financial Officer	2000
Charles W. Haubiel II	42	Senior Vice President, Legal and Real Estate, General Counsel
		and Corporate Secretary	1999
Norman J. Rankin	51	Senior Vice President, Big Lots Capital and Wholesale	1998
Robert S. Segal	53	Senior Vice President, General Merchandise Manager	2005
Harold A. Wilson	59	Senior Vice President, Distribution and Transportation Services	1995
Timothy A. Johnson	40	Vice President, Strategic Planning and Investor Relations	2004
Paul A. Schroeder	42	Vice President, Controller	2005

Steven S. Fishman became Chairman, Chief Executive Officer and President in July 2005. Prior to joining us, Mr. Fishman was the President, Chief Executive Officer and Chief Restructuring Officer of Rhodes, Inc., a furniture retailer. Rhodes, Inc. filed for bankruptcy on November 4, 2004. Mr. Fishman also was Chairman and Chief Executive Officer of Frank’s Nursery & Crafts, Inc., a lawn and garden specialty retailer, which filed for bankruptcy on September 8, 2004, and President and Founder of SSF Resources, Inc., an investment and consulting firm.

John C. Martin is responsible for merchandising. Prior to joining us in 2003, Mr. Martin was President of Garden Ridge Corporation, an arts and crafts retailer. Garden Ridge Corporation filed for bankruptcy on February 2, 2004. Mr. Martin also served as President and Chief Operating Officer of Michaels Stores, Inc., an arts and crafts retailer, and President, Retail Stores Division of OfficeMax Incorporated, an office supply retailer.

Donald A. Mierzwa is responsible for store operations, including store standards, customer service, personnel development, program implementation, and execution. Mr. Mierzwa has been with us since 1989 and has served as Executive Vice President of Store Operations since 1999. As previously announced, Mr. Mierzwa will retire on April 15, 2008.

Brad A. Waite is responsible for human resources, loss prevention, risk management, and administrative services. Mr. Waite joined us in 1988 as Director of Employee Relations and has held various human resources management and senior management positions prior to his promotion to Executive Vice President in July 2000.

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

Charles W. Haubiel II is responsible for our legal and real estate affairs. He was promoted to his current role and assumed responsibility for real estate in January 2008. Prior to that, Mr. Haubiel was promoted to Senior Vice President, General Counsel and Corporate Secretary in November 2004. Mr. Haubiel joined us in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999, and to Vice President, General Counsel and Corporate Secretary in 2000.

Norman J. Rankin is responsible for our alternative product sourcing and wholesale operations. He assumed his current role in January 2008, after serving as Senior Vice President, General Merchandise Manager with responsibility for consumables and hardware. Mr. Rankin joined us in 1998 as Vice President, Consumables upon our merger with Mac Frugal’s Bargains Close-outs, Inc., a discount retailer. In 1999, Mr. Rankin was promoted to Senior Vice President.

Robert S. Segal is responsible for merchandising in the furniture and home categories. Mr. Segal joined us in 2004 as Vice President, Divisional Merchandise Manager, Furniture, and was promoted to his current role in January 2008. Prior to joining us, Mr. Segal served as a Divisional Vice President, Housewares and Home for Shopko, a discount retailer, from 1995 to 2004.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective August 18, 2006, our common shares were listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” Prior to the August 18, 2006 change, our symbol on the NYSE was “BLI.” The following table reflects the high and low sales prices per common share for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2007		2006
	High	Low	High	Low
First Quarter	$34.55	$23.43	$14.95	$12.40
Second Quarter	36.15	24.72	17.20	13.25
Third Quarter	31.98	22.37	21.18	15.70
Fourth Quarter	$22.95	$12.40	$26.36	$20.03

Our Board of Directors historically has authorized reinvesting available cash in capital expenditures for various maintenance and growth opportunities and in share repurchase programs. We historically have not paid dividends and our Board of Directors is currently not considering any change in this policy. In the event that we change our policy, any future cash dividend payments would be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

On March 9, 2007, we announced our $600.0 million March 2007 Repurchase Program commencing upon authorization by our Board of Directors and continuing until exhausted. On November 30, 2007, we announced our $150.0 million November 2007 Repurchase Program commencing upon the completion of the March 2007 Repurchase Program and continuing until exhausted. On December 3, 2007, we completed the March 2007 Repurchase Program. During the fourth quarter of 2007, we acquired $112.5 million of our common shares under the November 2007 Repurchase Program. In the first quarter of 2008, we completed the November 2007 Repurchase Program. Common shares acquired through the repurchase programs will be available to meet obligations under equity compensation plans and for general corporate purposes. During 2007, as part of these announced repurchase programs, we purchased 30.0 million common shares having an aggregate cost of $712.5 million with an average price paid per share of $23.76.

The following table sets forth information regarding our repurchase of our common shares during the fourth quarter of 2007:

(In thousands, except price per share data)
				(d) Approximate
				Dollar Value
			(c) Total	of Shares that
	(a) Total		Number of Shares	May Yet Be
	Number	(b) Average	Purchased as Part of	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Plans or
Period	Purchased(1)(2)	per Share (3)	Plans or Programs	Programs
November 4, 2007 — December 1, 2007	5,429	$20.65	5,429	$155,905
December 2, 2007 — December 29, 2007	5,069	15.96	5,069	75,000
December 30, 2007 — February 2, 2008	2,662	14.10	2,660	37,501
Total	13,160	$17.52	13,158	$ 37,501
____________________

(1)	Included in the total number of shares purchased during the fourth quarter of 2007 are approximately two thousand shares which were withheld for tax payments with respect to share-based compensation. All other shares purchased in the fourth quarter of 2007 were made pursuant to the March 2007 Repurchase Program and November 2007 Repurchase Program.

(2)	As part of the March 2007 Repurchase Program, we received 2.8 million of our outstanding common shares during the first quarter of 2007, representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”). Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted average common shares outstanding. The GSR included a forward contract indexed to the average market price of our common shares that subjected the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date. The forward contract effectively placed a collar around the minimum and maximum number of our common shares that we purchased under the GSR. We were not required to make any additional payments to the counterparty under the GSR. We received 0.4 million additional common shares from the counterparty in settlement of the GSR in the fourth quarter of 2007 based on the average market price of our common shares during the period specified by the GSR.

(3)	This amount represents the weighted-average price paid per common share in the fourth quarter of 2007 and includes a per share commission paid for all repurchases.

On February 22, 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2006 Repurchase Program”). During 2006, we purchased 9.4 million common shares having an aggregate cost of $150.0 million with an average price paid per share of $15.90.

In June 2006, in accordance with the 2006 Repurchase Program, we paid $14.7 million to enter into a structured share repurchase transaction which settled in cash on its maturity date in September 2006. Because the market price of our common shares was above $15.34 on the maturity date, we received $15.3 million on the maturity date, representing our original investment of $14.7 million and a $0.6 million return on our investment. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on the consolidated balance sheet.

The repurchased common shares in 2006 and 2007 were placed into treasury and are used for general corporate purposes including the issuance of shares related to employee benefit plans.

At the close of trading on the NYSE on March 28, 2008, there were approximately 1,127 registered holders of record of our common shares.

The following graph compares, for the five fiscal year period ended February 2, 2008, the cumulative total shareholder return for our common stock, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 31, 2004, January 29, 2005, January 28, 2006, February 3, 2007, and February 2, 2008. The graph assumes that $100 was invested on January 31, 2003, in each of our common stock, the S&P 500 Index, and the S&P 500 Retailing Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Indexed Returns
		Years Ending
	Base
	Period
	January	January	January	January	January	January
Company / Index	2003	2004	2005	2006	2007	2008
Big Lots, Inc.	$100.00	$113.04	$ 89.28	$109.92	$208.00	$140.08
S&P 500 Index	100.00	134.57	141.76	158.24	181.97	178.69
S&P 500 Retailing Index	$100.00	$149.48	$171.56	$186.65	$214.85	$175.35

ITEM 6. SELECTED FINANCIAL DATA

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included herein.

	Fiscal Year (a)
	2007(b)	2006(c)	2005	2004	2003
(In thousands, except per share amounts and store counts)
Net sales	$4,656,302	$4,743,048	$4,429,905	$4,149,252	$3,942,653
Cost of sales	2,815,959	2,851,616	2,698,239	2,462,114	2,292,123
Gross margin	1,840,343	1,891,432	1,731,666	1,687,138	1,650,530
Selling and administrative expenses	1,515,379	1,622,339	1,596,136	1,518,589	1,439,444
Depreciation expense	88,484	101,279	108,657	99,362	88,960
Operating profit	236,480	167,814	26,873	69,187	122,126
Interest expense	(2,513)	(581)	(6,272)	(24,845)	(16,443)
Interest and investment income	5,236	3,257	313	618	1,061
Income from continuing operations before income taxes	239,203	170,490	20,914	44,960	106,744
Income tax expense	88,023	57,872	5,189	13,528	20,833
Income from continuing operations	151,180	112,618	15,725	31,432	85,911
Income (loss) from discontinued operations, net of tax	7,281	11,427	(25,813)	(7,669)	(5,691)
Net income (loss)	$158,461	$124,045	$(10,088)	$23,763	$80,220
Earnings per common share - basic:
Continuing operations	$1.49	$1.02	$0.14	$0.28	$0.74
Discontinued operations	0.07	0.10	(0.23)	(0.07)	(0.05)
	$1.56	$1.12	$(0.09)	$0.21	$0.69
Earnings per common share - diluted:
Continuing operations	$1.47	$1.01	$0.14	$0.27	$0.73
Discontinued operations	0.07	0.10	(0.23)	(0.06)	(0.05)
	$1.55	$1.11	$(0.09)	$0.21	$0.68
Weighted-average common shares outstanding:
Basic	101,393	110,336	113,240	114,281	116,757
Diluted	102,542	111,930	113,677	114,801	117,253
Balance sheet data:
Total assets	$1,443,815	$1,720,526	$1,625,497	$1,733,584	$1,800,543
Working capital	390,766	674,815	557,231	622,269	718,620
Cash and cash equivalents	37,131	281,657	1,710	2,521	174,003
Long-term obligations	163,700	—	5,500	159,200	204,000
Shareholders’ equity	$638,486	$1,129,703	$1,078,724	$1,075,490	$1,108,779
Cash flow data:
Cash provided by operating activities	$307,932	$381,477	$212,965	$71,261	$188,819
Cash used in investing activities	$(58,764)	$(30,421)	$(66,702)	$(127,756)	$(177,891)
Store data:
Total gross square footage	40,195	40,770	41,413	42,975	40,040
Total selling square footage	28,902	29,376	29,856	30,943	29,019
Stores opened during the fiscal year	7	11	73	103	86
Stores closed during the fiscal year	(29)	(37)	(174)	(31)	(36)
Stores open at end of the fiscal year	1,353	1,375	1,401	1,502	1,430
____________________

(a)	2006 is comprised of 53 weeks. All other periods presented included 52 weeks.

(b)	We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007, on a prospective basis, the impact of which is more fully discussed in notes 1 and 9 to the accompanying consolidated financial statements.

(c)	We adopted SFAS No. 123(R), Accounting for Share-Based Compensation, in the first quarter of 2006, under the modified prospective adoption method, the impact of which is more fully described in notes 1 and 7 to the accompanying consolidated financial statements. We adopted the funding recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006, the impact of which is more fully described in notes 1 and 8 to the accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes. Please refer to Item 1A of this Form 10-K for a discussion of forward-looking statements and certain risk factors that may have a material effect on our business, financial condition, results of operations, and liquidity.

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal year 2006 was comprised of 53 weeks. Fiscal years 2007 and 2005 each were comprised of 52 weeks.

Operating Results Summary

The following are the results from 2007 (52 weeks) that we believe are key indicators of our operating performance when compared to our operating performance in 2006 (53 weeks).

  Comparable store sales for stores open at least two years at the beginning of 2007 increased 2.0%.

  Sales per selling square foot were $158 in both 2007 and 2006. Net sales declined 1.8%.

  Gross margin as a percent of sales decreased 40 basis points to 39.5% of sales from 39.9% of sales in 2006. Gross margin dollars were lower by 2.7%.

  Average inventory levels were lower throughout 2007 compared to 2006 and, combined with the 2.0% increase in comparable store sales, resulted in a higher turnover rate of 3.5 times in 2007 compared to 3.4 times in 2006.

  Selling and administrative expenses as a percent of sales decreased 170 basis points to 32.5% of sales from 34.2% of sales in 2006.

  Depreciation expense as a percent of sales decreased 20 basis points to 1.9% of sales from 2.1% of sales in 2006.

  Diluted earnings per share from continuing operations improved to $1.47 per share compared to $1.01 per share in 2006.

  Cash provided by operating activities was $307.9 million in 2007 compared to $381.5 million in 2006.

  We acquired 30.0 million of our common shares under our publicly-announced repurchase programs for a total cost of $712.5 million, while having outstanding debt at the end of 2007 of $163.7 million. In 2006, we acquired 9.4 million of our common shares under publicly announced repurchase programs for a total cost of $150.0 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.5	60.1	60.9
Gross margin	39.5	39.9	39.1
Selling and administrative expenses	32.5	34.2	36.0
Depreciation expense	1.9	2.1	2.5
Operating profit	5.1	3.5	0.6
Interest expense	(0.1)	(0.0)	(0.1)
Interest and investment income	0.1	0.1	0.0
Income from continuing operations before income taxes	5.1	3.6	0.5
Income tax expense	1.9	1.2	0.1
Income from continuing operations	3.2	2.4	0.4
Income (loss) from discontinued operations, net of tax	0.2	0.2	(0.6)
Net income (loss)	3.4%	2.6%	(0.2)%

See the discussion and analysis below for additional details of the specific components of our operating results comparing the 2007 results to 2006 and the 2006 results to 2005.

Selling and administrative expenses in 2007 were reduced by $5.2 million (10 basis points) of proceeds from the KB Toys bankruptcy trust (see note 11 to the accompanying consolidated financial statements for additional information) and $4.9 million (10 basis points) of insurance proceeds as recovery for 2005 hurricane insurance claims.

In 2006, we reached tentative settlements of two employment-related civil class actions brought against us. We recorded, in 2006, pretax charges of $9.7 million (20 basis points) included in selling and administrative expenses for the estimated settlement liability for these matters. See note 10 to the accompanying consolidated financial statements for additional detail on these matters.

In 2006, we recorded pretax income of $2.6 million (less than 10 basis points) in selling and administrative expenses upon receipt of our portion of the Visa/MasterCard antitrust litigation settlement funds that compensate merchants for the excessive fees paid for certain Visa and MasterCard transactions.

Seasonality

We historically have experienced, and we expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit being realized in the fourth fiscal quarter. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of television and circular advertising, and the timing of certain holidays. We purchase substantial amounts of inventory and incur higher shipping and payroll costs as a percent of sales in the third fiscal quarter in anticipation of the increased sales activity during the fourth fiscal quarter.

The following table sets forth the seasonality of net sales and operating profit by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2007
Net sales percentage of full year	24.2%	23.3%	22.1%	30.4%
Operating profit as a percentage of full year	18.0	14.1	9.6	58.3

Fiscal Year 2006
Net sales percentage of full year	23.0%	22.3%	22.1%	32.6%
Operating profit as a percentage of full year	12.7	4.3	1.4	81.6

Operating Strategy

In August 2005, we introduced our operating strategy called the What’s Important Now (“WIN”) Strategy. The WIN Strategy is comprised of 3 distinctive phases: Discovery, Testing and Learning, and Execution. The Discovery phase (second half of 2005) included tactical decisions to improve near-term performance along with the development of strategic changes to be implemented or tested during 2006. Throughout the Testing and Learning phase (2006), we implemented or tested several merchandising, marketing, and operational strategies to better understand our business’ future potential. With certain tactical changes made and the knowledge gained from testing and learning, we are now in the Execution phase (2007 through 2009). Our long-term strategy is based upon results from the first 18 months of the WIN Strategy and encompasses a complete assessment of all areas of our operations in order to identify the key growth initiatives and strategic investments needed to improve the performance of our business. The Execution phase includes a strategic roadmap focused on expanding our operating profit rate, driving sustainable growth in earnings per share, and generating significant cash to reinvest in the business or to return to shareholders.

The following sections provide additional discussion and analysis of our WIN Strategy with respect to merchandising, real estate, and operating expenses.

Merchandising

We developed our merchandise strategy with the goals of growing sales per square foot and increasing gross margin dollars. Our customer surveys have found that brand name merchandise, the “treasure hunt” experience, price, value, and savings were most important to our customers. Certain elements of our merchandising strategy were tested and executed in 2006. Also, in 2006, we refined our detailed merchandising plans in order for each merchant to understand his or her targeted levels of closeout merchandise, engineered closeout merchandise (items that we often develop along with our vendors), and product categories that our customers expect us to consistently have in stock. Our objective is to maximize the amount of closeout merchandise which we believe provides the greatest value to our customers. We have communicated many of these expectations to our vendors so that they understand our expectations and can collaborate with us to get the desired types and quantities of merchandise to our stores.

During the 2006 holiday season, we conducted additional customer surveys and learned the following:

  Over 80% of our customers come to our stores without a shopping list or without something specific in mind that they are looking for.

  Price dominates top of mind awareness and our customers look to us for value and savings.

  Almost one half of our customers surveyed said their shopping trips last 30 to 60 minutes, which we interpret as they are coming to us to shop the store and for the “treasure hunt.”

One of the key elements to the success of our merchandising strategy has been the “raise the ring” strategy. The “raise the ring” strategy involves offering a merchandise mix to the customer that includes items with slightly higher average item retail sales price. One method used to accomplish this is to offer larger package or quantity sizes. For example, instead of offering an item for sale on a per piece basis, we may offer the same product in a package of three or six pieces. Another part of the “raise the ring” strategy involves offering types of merchandise that increase average item retail, based on our belief that as long as the value proposition is compelling, our customers are willing to purchase higher ticket merchandise from us. Based on our customer surveys, we believe our customers want high quality merchandise, which often results in high average item retail. The “raise the ring” strategy has resulted in fewer cartons processed by our distribution centers and stores while positive comparable store sales were achieved.

We expect to drive comparable store sales with both merchandising and marketing. From a merchandising perspective, we will continue to focus on “raising the ring” and offering top brand-named merchandise. We expect to offer high quality merchandise at prices that represent good values, even if the sales prices are higher than what has traditionally been found in our stores. Our global sourcing team is expected to be key in improving quality and quantity of our import business in seasonal, furniture and some of the home and hardlines businesses. We continue to evaluate how our stores are merchandised and, when appropriate, to redesign our stores to focus on capturing volume opportunities in categories that we believe have the potential to out-perform other merchandise.

Our marketing efforts continue to involve a mix of circulars, in-store marketing, television, and online advertising. Many of the products we offer in the circulars are a result of the merchandising strategies discussed above. The planning and coordination that goes into these circulars improves their effectiveness and helped to drive sales, gross margin dollars, and the inventory turnover rate. We have developed better in-store marketing strategies, such as improved signage, aimed at increasing total sales dollars from each customer. Our new signage was tested favorably during 2006 and was rolled out to all stores late in the fourth quarter of 2006. Lastly, we continue to market to our Buzz Club, with a free online membership and by aggressively signing up new members and alerting them to new merchandise and offerings in our stores.

In 2005, as part of a review of our merchandising strategy, we: 1) closed our stand-alone furniture stores; 2) executed a series of markdowns lowering in-store inventory levels in certain categories and improving inventory turnover; and 3) exited the frozen food business.

Real Estate

As part of our WIN Strategy, we closed 174 stores during 2005, a significant number of which were underperforming. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of 130 of these closed stores were reclassified to discontinued operations in 2005 and all prior periods reported. See note 11 to the accompanying consolidated financial statements for further discussion of our discontinued operations.

We have slowed our rate of new store openings and our strategy is more market focused and prioritized to our strongest markets in the Northwest, West, and South. We have allocated approximately $15.0 million to $20.0 million in total to open new stores from 2007 through 2009. This level of expenditure is planned to result in an average of 15 new stores a year. During 2007, we opened a total of 7 new stores. While we would like to open more new stores, we continue to exercise prudence with respect to capital allocation, including avoiding overpaying for leased real estate in order to deliver store unit growth.

Our strategy includes additional investments in a select number of our existing stores in order to improve operating efficiency. In 2007, we spent approximately $20 million to implement our new point-of-sale register system in approximately 700 of our stores. We expect that our remaining stores will receive the new point-of-sale register system in 2008 at an additional cost of approximately $20 million. In addition, in 2007, we spent approximately $5 million for store retrofits and merchandise fixtures at approximately 70 of our stores to better feature some of our key merchandise growth classifications. Retrofitting a store includes reorganizing the selling floor primarily by moving fixtures to improve the alignment of the selling floor with our merchandising and marketing efforts. We believe we have developed a store format that allows us the opportunity to get more merchandise out on the selling floor in some of our higher volume, small square footage stores, including opening full furniture departments in approximately one half of the 2007 store retrofits. In 2008, we plan on completing approximately 40 store retrofits, all of which will add a full furniture department.

Operating Expenses

Our goal is to continue to generate selling and administrative expense leverage. We have changed processes and the way we operate the business. We believe that changes we have made and continue to make in merchandising are the starting point to achieving our leverage goals. We have reduced inventory levels at our stores and our regional distribution centers. We attempt to flow product to our stores in optimal quantities and pack sizes in a timely manner. We have increased the percentage of acquired floor-ready merchandise that arrives in our stores pre-ticketed and conveniently packaged for efficient display and sale. These merchandising efforts and the favorable impact of our “raise the ring” strategy are expected to help us continue to leverage our store and distribution center operating expenses. Based on these efficiencies along with the new point-of-sale register system, we continue to evaluate how we schedule payroll hours in our stores as well as the appropriate staffing models.

With respect to distribution and outbound transportation expenses, we believe we have opportunities for further improvement in several areas. Furniture is different than our other merchandise categories because of the bulk of the product and how much can be shipped on a trailer. Historically, furniture has been shipped from different buildings and on different trailers because we did not have the capacity in our regional distribution centers. In the past, the majority of our stores received weekly shipments from a closeout truck from a regional distribution center and a separate furniture truck from one of our furniture distribution centers on a different day. This process was not efficient for our stores or distribution centers. Improvements in managing our inventory and turning our goods faster have created capacity in our regional distribution centers. This allows furniture to be handled through our regional distribution centers and combined with other merchandise which results in fewer shipments and trailers, more efficient unloading processes and less payroll hours needed at the store level. Additionally, we benchmarked all aspects of our transportation in an effort to find new ways to reduce expenses. As a result, we have improved our processes, including optimizing the timing of deliveries, and we have implemented a vendor compliance program that has generated transportation savings. We have also reduced our fleet size and changed our mix of carriers. In certain cases, we have found it to be less expensive overall to use one-way carriers where we have historically used round-trip carriers. While our cost per mile has increased, we have significantly reduced the number of miles required to deliver our merchandise.

We have achieved cost savings related to changes to our health care administrator. In February 2007, we changed our third party network administrator, allowing us to offer our associates a wider network of providers, which in turn allows us to save money. During 2007 this change helped offset medical cost increases and lowered our cost as a percent of sales.

In 2005, our review of our operating expenses resulted in personnel reductions in our general office, field operations, and distribution centers. Certain resources were realigned based on the 2005 store closings and further net store closures expected in the near term. Additionally, some redundancies between our closeout store operations and our furniture store operations were eliminated.

Discontinued Operations

We continue to incur exit-related costs for some of the 130 stores we closed in 2005 that we have classified as discontinued operations, specifically on the stores where lease obligations remain. We also report certain activity related to our prior ownership of the KB Toys business in discontinued operations. See note 11 to the accompanying consolidated financial statements for a more detailed discussion of all of our discontinued operations.

2007 Compared to 2006

Net Sales

Net sales decreased 1.8% to $4,656.3 million in 2007 compared to $4,743.0 million in 2006. This net sales decrease of $86.7 million is principally due to sales made during the 53rd week in 2006 and lower store count in 2007, which were partially offset by a comparable store sales increase of 2.0%. Our comparable store sales are calculated by using all stores that were open for at least two fiscal years as of the beginning of 2007. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods or criteria. From a merchandise perspective, the Consumables, Furniture, and Seasonal were the best performing categories with comparable store sales increasing in the mid-single digits range. Comparable store sales increases in these categories were partially offset by decreases in Home and Other. Consumables performed consistently throughout the year with positive comparable store sales across all departments. Furniture performed consistently throughout the first three quarters of 2007; however, recent trends in the fourth quarter were more challenging in part because in the fourth quarter we were up against a successful prior year launch of Serta mattresses and were transitioning between old and new styles of product in certain key classifications. Seasonal was driven by strength in lawn & garden, summer, and Christmas, which were partially offset by disappointing Halloween and harvest. Home category sales have been very soft since the first quarter’s positive performance. All Home departments except for domestics ended the year with negative comparable store sales. Within the Other category, the decrease in toy sales and toy comparable store sales was partially offset by the impact from a couple of larger closeout deals, including a drugstore deal and a furniture deal. Similar to other retailers, our toy business was challenged in 2007 principally due to the negative publicity from certain high profile toy recalls.

We manage our business based on one segment, broadline closeout retailing. During the first quarter of 2007, in connection with the completion of the internal re-alignment of certain merchandising departments and classes between our divisional merchandising managers, we determined that the following six merchandise categories most directly match our internal management and reporting of merchandise net sales results: Consumables, Home, Furniture, Hardlines, Seasonal, and Other. See Item 1, Business of this Form 10-K for a more detailed description of each category. Effective for the first quarter of 2007, we use these six categories externally to report net sales information by each merchandise group in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior period amounts presented have been reclassified to conform to the current year presentation.

Net sales by product category, net sales by product category as a percentage of total net sales, and net sales change in dollars and percentage in 2007 compared to 2006 were as follows:

	2007		2006		Change
($ in thousands)
Consumables	$1,339,433	28.8%	$1,317,095	27.8%	$22,338	1.7%
Home	783,047	16.8	842,974	17.8	(59,927)	(7.1)
Furniture	687,292	14.8	681,952	14.4	5,340	0.8
Hardlines	629,119	13.5	645,338	13.6	(16,219)	(2.5)
Seasonal	597,933	12.8	584,762	12.3	13,171	2.3
Other	619,478	13.3	670,927	14.1	(51,449)	(7.7)
Net sales	$4,656,302	100.0%	$4,743,048	100.0%	$(86,746)	(1.8)%

Gross Margin

Gross margin dollars decreased 2.7% to $1,840.3 million in 2007 compared to $1,891.4 million in 2006. The decline in gross margin by $51.1 million was principally due to a combination of lower net sales and a lower gross margin rate. Gross margin as a percentage of net sales was 39.5% in 2007 compared to 39.9% in 2006. This gross margin rate decrease of 40 basis points was primarily due to higher markdowns, a shift in the sales mix toward lower margin categories such as Consumables, from higher margin categories or departments, such as the Home category and the toys department, and higher accruals for shrink. Higher markdowns were attributable in part to slower selling categories and departments, such as the Home category and the toys department, and more promotional selling in Seasonal and Furniture. The factors decreasing the gross margin rate were partially offset by an improvement in the initial mark up of merchandise purchased in 2007 compared to purchases in 2006. This improvement in initial mark up is primarily attributed to our merchandising strategies as discussed in the above Merchandising section under Operating Strategy. Our inventory turnover improved to 3.5 turns in 2007 compared to 3.4 turns in 2006.

Selling and Administrative Expenses

Selling and administrative expenses decreased 6.6% to $1,515.4 million in 2007 compared to $1,622.3 million in 2006. Selling and administrative expenses as a percentage of net sales were 32.5% in 2007 compared to 34.2% in 2006. In 2007 selling and administrative expenses were reduced by $5.2 million (10 basis points) of proceeds from the KB Toys bankruptcy trust (see note 11 to the accompanying consolidated financial statements for additional information) and $4.9 million (10 basis points) of insurance proceeds as recovery for 2005 hurricane insurance claims. In 2006, selling and administrative expenses included charges of $9.7 million (20 basis points) for the estimated settlement liability for the tentative settlements of two employment-related civil class actions brought against us (see note 10 to the accompanying consolidated financial statements). In addition to these specific items, the following items contributed to the 170 basis point improvement in selling and administrative expense leverage: 1) the 2.0% increase in comparable store sales, which was above our expense leverage point; 2) a reduction in health and welfare plan expenses of $26.9 million driven by greater discounts resulting from a change in the plan’s service provider effective February 1, 2007 and fewer plan participants, 3) a reduction in distribution and outbound transportation costs of $23.8 million, and 4) a reduction in store payroll and payroll-related expense of $18.3 million. Distribution and outbound transportation costs, which were included in selling and administrative expenses (see note 1 to the accompanying consolidated financial statements), decreased 10.7% to $198.3 million in 2007 compared to $222.1 million in 2006. Distribution and outbound transportation expenses as a percentage of net sales were 4.3% in 2007 compared to 4.7% in 2006. Distribution and outbound transportation cost savings have been achieved through certain management initiatives including, but not limited to, improvements in furniture distribution, more efficient scheduling of labor used in the distribution centers, lower health and welfare plan expense, as discussed above, and transportation initiatives aimed at optimizing the use of our transportation fleet and the increased usage of third party one-way carriers. The higher use of third party one-way carriers, which began late in the second quarter of 2007, has increased our cost per mile while decreasing the overall transportation cost as a result of fewer miles traveled. Store payroll continues to benefit from merchandising strategies such as “raise the ring”, acquiring more floor-ready merchandise that has resulted in a reduction in payroll hours required to process fewer cartons, and improved distribution methods.

Depreciation Expense

Depreciation expense for 2007 was $88.5 million compared to $101.3 million for 2006. The $12.8 million decrease was principally related to the decline in capital expenditures over the last 24 months compared to earlier fiscal years. The lower capital expenditures are principally related to opening seven stores in 2007 and 11 stores in 2006 compared to opening 73, 103, and 86 stores in 2005, 2004, and 2003, respectively. In addition, in 2006 and 2007, we took a conservative approach to capital investments aimed primarily at the development and installation of a new point-of-sale register system, which was installed in approximately 700 of our stores as of February 2, 2008, and other items generally considered “maintenance capital” items for our distribution centers and stores. We expect to complete the installation of the new point-of-sale register system in all of our remaining stores in 2008.

In 2006, upon the successful completion of a pilot program in 32 of our stores and the decision to move forward with the implementation of a new point-of-sale system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. The impact of this service life reduction was to recognize approximately $2.3 million in the fourth quarter of 2006 and $4.1 million in 2007 as additional depreciation expense. The remaining $0.5 million is expected to be depreciated in 2008.

Interest Expense

Interest expense increased to $2.5 million in 2007 compared to $0.6 million in 2006. The $1.9 million increase in interest expense was principally due to higher average borrowings of $37.9 million in 2007 compared to average borrowings of $4.8 million in 2006. The higher average borrowings were driven principally by the acquisition of approximately 30.0 million shares of our common stock for $712.5 million under our publicly announced share repurchase programs.

Interest and Investment Income

Interest and investment income increased $1.9 million in 2007 to $5.2 million compared to $3.3 million in 2006. Because we began 2007 with cash and cash equivalents of $281.7 million, we were in an invested position throughout the first half of 2007. We invested primarily in money market type investments that are considered cash equivalents and other short term high grade bond mutual funds.

Income Taxes

Our effective income tax rate on income from continuing operations was 36.8% for 2007 compared to 33.9% for 2006. The increase in 2007 was driven primarily by less benefit from valuation allowance reductions (relating to net operating loss deferred tax assets) and the increase in income from continuing operations before income taxes.

We anticipate our 2008 effective income tax rate to be within a range of 38.5% to 39.0%. The 2008 effective income tax rate is planned to be higher as we anticipate less benefit from valuation allowance reductions in 2008, less nontaxable municipal interest income in 2008 and higher income from continuing operations.

Discontinued Operations

We recorded income from discontinued operations of $7.3 million in 2007 compared to $11.4 million in 2006. The income from discontinued operations in 2007 was principally comprised of the release of our KB bankruptcy lease obligation (as defined in note 11 to the accompanying consolidated financial statements) of $6.6 million, net of tax, 2) the recognition of $1.1 million of proceeds, net of tax, from the bankruptcy trust as recovery for prior charges incurred by us for KB bankruptcy lease obligations and the Pittsfield, Massachusetts distribution center (formerly owned by KB Toys) mortgage guarantee, and 3) exit-related costs on the 130 closed stores of $0.6 million, net of tax, related to expenses on the portion of the 130 stores where the leases have not been terminated. The income from discontinued operations in 2006 was principally comprised of the partial release of our KB bankruptcy lease obligation of $8.7 million, net of tax, and the release of KB Toys-related income tax and sales tax indemnification liabilities of $4.7 million, net of tax, which were partially offset by a loss on the sale of the Pittsfield, Massachusetts distribution center of approximately $1.4 million, net of tax and exit-related costs on the 130 closed stores of $1.6 million, net of tax, including a $0.7 million, pretax pension settlement charge and expenses on the portion of the 130 stores where the leases had not been terminated.

2006 Compared to 2005

Net Sales

Net sales increased 7.1% to $4,743.0 million in 2006 compared to $4,429.9 million in 2005. This net sales increase of $313.1 million was principally due to a 4.6% increase in comparable store sales and sales made during the 53rd week in 2006. From a merchandise perspective, the Consumables, Furniture, and Hardlines were the best performing categories. Within the Consumables category, sales of food and health and beauty products drove the increase which was partially offset by the decline in sales of frozen food, which we discontinued in 2005. Within the Furniture category, sales of upholstery and mattresses drove the increase. Within the Hardlines category, sales of electronics drove the increase.

As previously discussed, effective for the first quarter of 2007, we use six categories externally to report net sales information by each merchandise group in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior period amounts presented have been reclassified to conform to the current year presentation.

Net sales by product category, net sales by product category as a percentage of total net sales, and net sales change in dollars and percentage in 2006 compared to 2005, as reclassified, were as follows:

	2006		2005		Change
($ in thousands)
Consumables	$1,317,095	27.8%	$1,225,798	27.7%	$91,297	7.4%
Home	842,974	17.8	785,352	17.7	57,622	7.3
Furniture	681,952	14.4	599,664	13.5	82,288	13.7
Hardlines	645,338	13.6	587,304	13.3	58,034	9.9
Seasonal	584,762	12.3	575,374	13.0	9,388	1.6
Other	670,927	14.1	656,413	14.8	14,514	2.2
Net sales	$4,743,048	100.0%	$4,429,905	100.0%	$313,143	7.1%

Gross Margin

Gross margin dollars increased 9.2% to $1,891.4 million in 2006 compared to $1,731.7 million in 2005. We achieved our stated goal to increase gross margin dollars as gross margin improved by $159.7 million principally due to a combination of higher net sales and a slightly higher gross margin rate. Gross margin as a percentage of net sales was 39.9% in 2006 compared to 39.1% in 2005. This gross margin rate increase of 80 basis points was primarily due to an improvement in the initial mark up of merchandise purchased in 2006 compared to purchases in 2005. This improvement is primarily attributed to our merchandising strategies as previously discussed. Our inventory turnover improved to 3.4 turns in 2006 compared to 3.0 turns in 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased 1.6% to $1,622.3 million in 2006 compared to $1,596.1 million in 2005. While net sales increased $313.1 million, selling and administrative expenses increased only $26.2 million and as a result, selling and administrative expenses as a percentage of net sales were 34.2% in 2006 compared to 36.0% in 2005. The following items contributed to the 180 basis point improvement in selling and administrative expense leverage: 1) the 4.6% increase in comparable store sales, which was above our expense leverage point; 2) our “raise the ring” merchandising strategy which delivered higher sales results with fewer cartons processed by the distribution centers and stores; 3) reduction in general office and field operations headcount primarily due to the elimination of some redundancies between closeout and furniture store operations; and 4) various initiatives aimed at improving efficiency at our stores and distribution centers including tightly managed payroll budgets, the initiation of a vendor compliance program, and merchandising strategies aimed at getting merchandise delivered that is more efficiently able to be displayed on the selling floor, for example, pre-ticketed items and improved packaging (ready-to-display packaging, palletized end cap displays, etc.).

Some of the increases in selling and administrative expense components from 2005 to 2006 were bonus expense of $22.0 million, wage litigation charges of $9.7 million, utilities of $6.5 million, stock-based compensation expense of $5.7 million, and asset impairment charges of $5.0 million. These increases were partially offset by decreases in store hourly wages of $10.7 million, general office wages of $5.2 million, field operations cost of $4.2 million, and proceeds received as a result of the Visa/MasterCard antitrust settlement of $2.6 million. The bonus expense increase is due primarily to our improved financial performance in 2006 and compares to 2005 when no general office bonuses were paid. The wage litigation charges are discussed in more detail in note 10 to the accompanying consolidated financial statements. Higher utilities costs are primarily a result of higher utility rates. Stock-based compensation expense increased primarily as a result of adopting SFAS No. 123(R) (See note 1 to the accompanying consolidated financial statements) and the achievement of a performance-based target with respect to nonvested restricted stock awards granted in the first quarter of 2006. The asset impairment charges relate primarily to charges taken on certain underperforming stores that were opened in 2004 and 2005. Lower store hourly wages, even with the $313.1 million increase in sales, are a result of improved productivity in the stores primarily due to lower inventory levels at the stores and our “raise the ring” merchandising strategy. The decline in general office and field operations expenses was primarily a result of the reduction in headcount which included the elimination of some redundancies in the furniture and closeout operations.

Distribution and outbound transportation costs, which were included in selling and administrative expenses (see note 1 to the accompanying consolidated financial statements), decreased 0.8% to $222.1 million in 2006 compared to $223.8 million in 2005. Distribution and outbound transportation expenses as a percentage of net sales were 4.7% in 2006 compared to 5.1% in 2005. The 40 basis point decrease was primarily due to our “raise the ring” merchandising strategy which resulted in fewer cartons being processed through the distribution centers with higher carton values. In addition, our emphasis on improved inventory turnover led to lower inventory levels maintained in the distribution centers.

Depreciation Expense

Depreciation expense for 2006 was $101.3 million compared to $108.7 million for 2005. The $7.4 million decrease was principally related to a declining amount of capital expenditures in 2005 and 2006. The lower capital expenditures are principally related to opening 11 stores in 2006 and a conservative approach to capital investments aimed primarily at the development of a new point-of-sale register system and other items generally considered “maintenance capital” items for our distribution centers and stores in 2006. 2005 capital expenditures included capital related to the completion of reengineering of our Columbus, Ohio distribution center.

Upon the successful completion of a pilot program in 32 of our stores and the decision to move forward with the implementation of a new point-of-sale system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. The impact of this service life reduction was to recognize approximately $2.3 million of depreciation expense in the fourth quarter of 2006. The estimated remaining service life was based on our projected roll out schedule to all remaining stores, approximately one-half in 2007 and one-half in 2008.

Interest Expense

Interest expense decreased 90.5% to $0.6 million in 2006 compared to $6.3 million in 2005. The $5.7 million decrease in interest expense was principally due to lower average borrowings of $4.8 million in 2006 compared to average borrowings of $139.9 million in 2005.

Interest and Investment Income

Interest and investment income increased $3.0 million in 2006 to $3.3 million compared to $0.3 million in 2005. Because we generated significant cash flow from our operations, we were in an invested position throughout the majority of 2006. We invested primarily in money market type investments that are considered cash equivalents and other short term high grade bond mutual funds.

Income Taxes

Our effective income tax rate on income from continuing operations was 33.9% for 2006 compared to 24.8% for 2005. In 2006, we benefited from a reduction in the valuation allowance as a result of our expectation of utilizing more net operating loss benefits and the resolution of certain income tax matters. The rate was lower in 2005 principally due to 1) proportionately larger jurisdictional losses in entities with higher marginal income tax rates, 2) lower overall income before income taxes, and 3) loss contingency activity partially offset by higher write-down of deferred income tax assets as a result of state tax law changes.

Discontinued Operations

We recorded income from discontinued operations of $11.4 million in 2006 compared to loss from discontinued operations of $25.8 million in 2005. The income from discontinued operations in 2006 was principally comprised of 1) the partial release of our KB bankruptcy lease obligation (as defined in note 11 to the accompanying consolidated financial statements) of $8.7 million, net of tax, and 2) the release of KB Toys-related income tax and sales tax indemnification liabilities of $4.7 million, net of tax, partially offset by 1) a loss on the sale of the Pittsfield, Massachusetts distribution center (formerly owned by the KB Toys business) of approximately $1.4 million, net of tax and 2) exit-related costs on the 130 closed stores of $1.6 million, net of tax, including a $0.7 million, pretax pension settlement charge and expenses on the portion of the 130 stores where the leases have not been terminated. We based the revision of the KB bankruptcy lease obligation on the number of demand notices that we had received from landlords and used information received from KB Toys, the bankruptcy trust, and our own lease records which date back to when we owned the KB Toys business. Additionally, we released the tax indemnification liabilities in light of information that we received as a result of our settlement discussions with the bankruptcy trustee and KB Toys in an attempt to resolve the tax indemnification claims. Our loss from discontinued operations in 2005 included $25.4 million, net of tax, primarily related to exit costs and 2005 results of operations of the 130 stores, $0.6 million, net of tax, of income for the reversal of liabilities associated with the KB Toys business, and $1.0 million, net of tax, associated with the write-down of the Pittsfield, Massachusetts distribution center to fair value less selling cost, upon its classification as held for sale.

Capital Resources and Liquidity

Capital Resources

On October 29, 2004, we entered into the $500.0 million Credit Agreement. The Credit Agreement is scheduled to terminate on October 28, 2009. The proceeds of the Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.

The pricing and fees related to the Credit Agreement fluctuate based on our debt rating. Loans made under the Credit Agreement may be prepaid by us without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the Credit Agreement, which would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the Credit Agreement.

On December 22, 2006, we entered into an amendment to the Credit Agreement in order to permit us to acquire investments rated by an additional rating agency. On October 25, 2005, we entered into an amendment to the Credit Agreement in order to eliminate the impact on the covenant calculations of the charges related to the store closings discussed in note 11 to the accompanying consolidated financial statements. We were in compliance with our amended financial covenants under the Credit Agreement at February 2, 2008.

The Credit Agreement permits, at our option, borrowings at various interest rate options based on the prime rate or the London InterBank Offering Rate plus applicable margin. The Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by us and the lenders. Whenever our liquidity position requires us to borrow funds under the Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by: 1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and 2) cash outflows such as check clearings for the acquisition of merchandise and payroll, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At February 2, 2008, we had $163.7 million of borrowings outstanding under the Credit Agreement. The weighted average interest rate on these borrowings was 4.6% as of February 2, 2008. At February 3, 2007, we did not have any borrowings outstanding under the Credit Agreement. The borrowings available under the Credit Agreement, after taking into account the outstanding borrowings and the reduction of availability resulting from outstanding letters of credit totaling $58.4 million, were $277.9 million at February 2, 2008.

We utilize our credit facility, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, our credit facility is used to provide letters of credit for various operating and regulatory requirements, a significant portion of which consists of letters of credit required as a result of our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. We anticipate total indebtedness under the facility will be less than $350.0 million through the end of May 2008.

Liquidity

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the Credit Agreement. At February 2, 2008, working capital was $390.8 million.

We generated $307.9 million from operating activities in 2007, driven by net income of $158.5 million, depreciation and amortization expense of $83.1 million, improved accounts payable leverage of $66.3 million, and a decrease in inventories of $10.2 million. These increases in cash were partially offset by a decline in accrued operating expenses of $25.4 million. The increase in accounts payable was driven by our efforts to improve terms with our vendors. At February 2, 2008, to minimize the outstanding borrowings under the Credit Agreement, the dollar amount of outstanding checks was greater than cash deposited at our disbursement bank, and as a result, we reported the unfunded checks as accounts payable. The decrease in inventories was primarily due to lower store count at the end of the 2007. The decline in accrued operating expenses included lower insurance reserves, primarily due to the new health and welfare plan provider in 2007 that makes claim payments in a more timely manner, lower accrued bonus primarily due to the lower rate of achievement of general office and store performance objectives in 2007, and lower sales taxes payable primarily driven by the 53rd week in fiscal 2006.

Cash provided by operating activities was $381.5 million during 2006 and resulted primarily from net income of $124.0 million, depreciation and amortization of $95.6 million, a reduction in inventories of $77.9 million, timing associated with current income taxes of $44.1 million, and improved accounts payable leverage of $24.0 million. Lower inventories were principally due to our continued efforts to improve the inventory turnover rate and to keep store merchandise fresh. Our income tax position was favorable because we received income tax refunds in 2006 related primarily to the overpayment of taxes in 2005 and had income taxes payable of approximately $28.0 million at the end of 2006. We improved our accounts payable leverage principally by extending payment terms to foreign vendors.

Cash used in investing activities was $58.8 million in 2007 and $30.4 million in 2006 and was primarily comprised of capital expenditures of $60.4 million in 2007 and $35.9 million in 2006. Capital expenditures in 2007 were principally costs related to the installation of the new point-of-sale register system in approximately 700 of our stores, costs for approximately 70 store retrofits to better feature some of our key merchandise growth classifications, and seven new store openings. Capital expenditures in 2006 were primarily related to opening 11 new stores, software development cost for our new point-of-sale system, and various distribution center, store, or lease related requirements. Capital expenditure requirements in 2008 are anticipated to range between $90 million and $95 million, focused on completing the installation of the new point-of-sale register system in our stores, development and licensing cost associated with our SAP for Retail system implementation, the completion of approximately 40 additional store retrofits, approximately 20 new store openings, and other projects aimed at maintaining existing property and equipment.

Cash used in financing activities was $493.7 million in 2007 driven by $712.5 million of share repurchases under our publicly announced share repurchase programs, which were partially offset by $163.7 million of borrowings under the Credit Agreement, $35.9 million of proceeds from the exercise of stock options, and $19.8 million for the excess tax benefit derived from share-based awards. Cash used in financing activities was $71.1 million in 2006 and consisted primarily of share repurchases under the $150.0 million share repurchase program, which were partially offset by $57.5 million of stock option exercise proceeds, $13.3 million of proceeds from selling one of our owned store properties, and $11.9 million for the excess tax benefit derived from the exercise of stock options by employees. See Item 5 of this Form 10-K for more information regarding our share repurchase programs.

We continue to believe that we have, or, if necessary, have the ability to obtain adequate resources to fund our ongoing operating requirements and future capital expenditures. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 2, 2008:

	Payments Due by Period (1)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
(In thousands)
Long-term debt obligations (2)	$163,700	$—	$163,700	$—	$—
Operating lease obligations (3) (4)	878,429	247,974	359,875	185,089	85,491
Capital lease obligations (4)	2,497	923	1,432	142	—
Purchase obligations (4) (5)	747,874	540,713	91,626	61,799	53,736
Other long-term liabilities (6)	52,528	16,474	6,495	11,180	18,379
Total contractual obligations (7)	$1,845,028	$806,084	$623,128	$258,210	$157,606
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

(2)	Long-term debt obligations consist of the borrowings outstanding under the Credit Agreement. We had outstanding letters of credit totaling $58.4 million at February 2, 2008. Approximately $57.3 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in Purchase Obligations. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)	Operating lease obligations include, among other items, leases for retail stores, warehouse space, offices, and certain computer and other business equipment. The future minimum commitments for store and warehouse space operating leases are $657.9 million. For a discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of common area maintenance costs (“CAM”), real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $208.9 million at February 2, 2008. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $11.6 million relates primarily to operating leases for computer and other business equipment.

(4)	For purposes of the lease and purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, we disclosed our minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of future decisions to exercise options to extend or terminate any existing leases.

(5)	Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $399.1 million, the entirety of which represents obligations due within one year of February 2, 2008. In addition, we have a purchase commitment for future inventory purchases totaling $198.9 million at February 2, 2008. While we are not required to meet any periodic minimum purchase requirements under this commitment, for purposes of this tabular disclosure, we have included the value of the purchases that we anticipate making during each of the reported periods, as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $149.9 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, and other store security, supply, and maintenance commitments.

(6)	Other long-term liabilities include $23.8 million for expected pension plan contributions, our $13.9 million obligation related to our nonqualified deferred compensation plan, $12.3 million for unrecognized tax benefits, and $2.5 million for closed store lease termination costs. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $4.6 million for payments expected in 2008 and $7.7 million of FIN No. 48 timing-related items anticipated to reverse in 2008. Unrecognized tax benefits in the amount of $17.6 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

(7)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to KB Toys. For further discussion, see note 11 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of February 2, 2008, we have KB Lease Obligations, as that term is defined in note 11 to the accompanying consolidated financial statements, with respect to approximately 52 open KB Toys stores. In 2007, we entered into an agreement with KB Toys and various Prentice Capital entities (owners/affiliates of KB Toys) which we believe provides for a cap of our liability under the existing KB Toys guaranteed store leases and an indemnification from the Prentice Capital entities with respect to any renewals, extensions, modifications, or amendments of these guaranteed leases which could potentially add incremental liability to us beyond the date of the agreement, which was September 24, 2007. Under these agreements, KB Toys is required to update us periodically with respect to the status of any remaining leases which they believe we have guaranteed. In addition, we have the right to request the net asset value of Prentice Capital Offshore in order to monitor the sufficiency of their indemnification. Because these remaining guarantees were issued prior to January 1, 2003, they are not subject to the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. However, we will recognize a liability if a loss in connection with any of the KB Lease Obligations becomes probable and reasonably estimable. See note 11 to the accompanying consolidated financial statements for further discussion of KB Toys matters.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements or accompanying notes. On an on-going basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that management believes are reasonable under the circumstances. Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors and management believes the following assumptions and estimates are the most critical to the accurate reporting of our results of operations and financial position. See note 1 to the accompanying consolidated financial statements for additional information about our accounting policies.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price at or near the end of the reporting period. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, at its current retail selling value. Inventory retail selling values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on each department’s average cost-to-retail ratio for beginning inventory and for current fiscal year purchase activity. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear unproductive or slow-moving inventory, the estimated allowance for shrinkage, and the estimated amount of excess or obsolete inventory, which may impact the ending inventory valuation and prior or future gross margin. These estimates are based on historical experience and current information.

Cost reductions in inventory valuation as a result of permanent sales markdowns, which are typically related to end of season clearance events, are recorded as a charge to cost of sales in the period of management’s decision to initiate sales price reductions with the intent not to return the price to regular retail. Promotional markdowns are typically related to specific marketing efforts with respect to products maintained continuously in our stores or products that are only available in limited quantities but represent substantial value to our customers. Promotional markdowns are principally used to drive higher sales volume during a defined promotional period, and were recorded as a charge to net sales in the period the merchandise is sold. Factors considered in the estimate of the reduction to cost of inventory for permanent markdowns at the end of each reporting period include current and anticipated demand for the merchandise, customer preferences, quantity of merchandise, age of the merchandise, and seasonal trends such as customer buying patterns, competitive pressures, weather, and the desire to keep merchandise in the stores fresh and inventory turning.

The inventory allowance for shrinkage is recorded as a reduction to inventories and charged to cost of sales and is estimated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our historical experience and current year experience based on a sample of recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, we have loss prevention programs and policies aimed at minimizing shrinkage.

The inventory allowance for excess or obsolete inventory is estimated based on a review of our aged inventory and takes into account any items that have already received a cost reduction as a result of the permanent markdown process discussed above. We estimate an allowance for excess or obsolete inventory based on historical sales trends, age and quantity of product on hand, and anticipated future sales.

If any of the estimates, judgments, or assumptions related to the valuation of inventory are incorrect, the actual inventory value on our consolidated balance sheet and the gross margin on our consolidated statement of operations could materially differ from the reported results.

Long-Lived Assets

Our long-lived assets primarily consist of property and equipment. In order to determine if impairment indicators are present on store property and equipment, we review historical operating results at the store level. Generally, all other property and equipment are reviewed for impairment at the enterprise level. Impairment is recorded if impairment indicators are present and if the carrying values of the long-lived assets exceeded their anticipated undiscounted future net cash flows. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimated the fair value of our long-lived assets using readily available market information for similar assets.

When material, we classify the results of operations of closed stores to discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and we no longer have any significant continuing involvement in the operations associated with the stores after closure. We generally meet the second criteria on all closed stores as, upon closure, operations ceased and we have no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimated sales migration from the closed store to any stores remaining open. Estimated sales migration is based on our historical experiences of our sales migration upon opening or closing a store in a similar market. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, we reported net sales, gross margin, and related operating costs that are directly related to and specifically identifiable with respect to those stores’ operations as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to discontinued operations because we believe that these costs are not specific to the stores’ operations.

Share-Based Compensation

We adopted the fair value recognition provisions for stock options of SFAS No. 123(R), Accounting for Share-Based Compensation, on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that were not fully vested on the effective date. The modified prospective method does not require restatement of previous years’ financial statements. We used the short-cut method to determine our beginning excess tax benefit pool. Upon adoption, the benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow rather than as an operating cash flow. We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for options with graded vesting is recorded straight-line over the vesting period. The fair value of nonvested restricted stock awards is measured at the grant date and is amortized on a straight-line basis over the vesting period. Compensation expense for all share-based awards is recognized in selling and administrative expense.

We use a binomial model to estimate the fair value of stock options granted on or after February 1, 2004. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based in part on historical and current implied volatilities from traded options on our common shares. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no immediate plans to do so. The expected life is determined from the binomial model. The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Compensation expense for performance-based nonvested restricted stock awards is recorded based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the projected achievement of the performance targets at each reporting period and make prospective adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We assess the adequacy and need for a valuation allowance for deferred tax assets. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. We establish a valuation allowance to reduce our deferred tax assets to the balance that is more likely than not to be realized.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheet.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes, changes in a deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

In July 2006, the FASB issued FIN No. 48, which became effective at the beginning of 2007. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions. FIN No. 48 requires us to recognize in our financial statements the impact of an income tax position, if that position is more likely than not of being sustained, based on the technical merits of the position.

The recognition and measurement guidelines of FIN No. 48 were applied to all of our material income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.

Significant judgment is required in determining the provision for income taxes, unrecognized tax benefits, and the related accruals and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

Pension

Actuarial valuations are used to calculate the estimated expenses and obligations for our pension plans. Inherent in the actuarial valuations are several assumptions including discount rate and expected return on plan assets. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The weighted average discount rate used to determine the net periodic pension cost for 2007 is 5.9%. A 0.5% decrease in the discount rates would increase net periodic pension cost by $0.1 million. The long-term rate of return on assets used to determine net periodic pension cost in 2007 is 8.5%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.5 million.

Insurance and Insurance-related Reserves

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4% discount rate, while other liabilities for insurance reserves are not discounted. To the extent that actual claim costs vary from the estimates we have recorded and reflected in our consolidated financial statements, future earnings could be materially impacted.

Contingencies

We are subject to various claims and contingencies including legal actions, lease termination obligations on closed stores, lease indemnification obligations on KB Toys stores, and other claims arising out of the normal course of our business. In connection with such claims and contingencies, we estimate the likelihood and amounts, where possible to do so, of any potential obligation using management’s judgment. Management uses various internal and external specialists to assist in the estimating process; however, the ultimate outcome of the various claims and contingencies could be materially different from management’s estimates, and adjustments to income could be required. With respect to the lease termination obligations and lease indemnification obligations, we consider the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. As market conditions or other factors change, the estimate of the obligations could be materially different. We continually evaluate the adequacy of our recorded obligations for claims and contingences based on current information, including settlement amounts of individual lease obligations compared to recorded contractual obligations. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or, if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to our consolidated financial statements. In addition, because it is not permissible to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Revenue Recognition

We recognize sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and estimated returns and excludes any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We sell gift cards to our customers in our retail stores. We do not charge administrative fees on unused gift card balances and our gift cards do not expire. We recognize sales revenue from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Gift card breakage income of $0.3 million is included in the 2007 net sales on our consolidated statements of operations. The liability for the unredeemed cash value of gift cards is recorded in accrued operating expenses.

We offer price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts are recorded in accrued operating expenses until a sale is consummated.

Lease Accounting

Rent expense is recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. We also receive tenant allowances, which are recorded in deferred rent and are amortized as a reduction to rent expense over the term of the lease. In order to properly recognize rent expense on our leases, we must properly identify the lease term. The lease term is the minimum contractually obligated period over which we have control of the property. Our leases generally have renewal options that extend beyond the original minimum lease period; however, these lease option periods are ignored for the purpose of calculating straight-line rent or amortizing any deferred rent.

From time to time we modify lease terms with existing or new landlords, including but not limited to, modifications due to a change in ownership of the property, modifications requiring us to change locations within a shopping center, early terminations, and other modifications. In these cases, we assess whether a significant modification has occurred and if so, determine the appropriate accounting for the applicable components of deferred rent associated with that lease.

Our leases generally obligate us for our applicable portion of real estate taxes, CAM, and property insurance that has been incurred by the landlord with respect to the leased property. We maintain accruals for our estimated applicable portion of real estate taxes, CAM, and property insurance incurred but not settled at each reporting date. We estimate these accruals based on historical payments made and take into account any known trends. Inherent in these estimates is the risk that actual costs incurred by landlords and the resulting payments by us may be higher or lower than the amounts we have recorded on our books.

Certain of our leases provide for contingent rents that are not measurable at the lease inception date. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent and is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48. FIN No. 48 is an interpretation of SFAS No. 109, and clarifies the accounting for uncertainty in income tax positions. FIN No. 48 requires us to recognize in our financial statements the impact of an income tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN No. 48 were applied to all of our income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP. SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting. The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. SFAS No. 157 is effective on a prospective basis for us in the first quarter of 2008. In February 2008, the FASB deferred the required application of SFAS No. 157 to non-financial assets until the beginning of fiscal 2009. We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective retroactively to February 4, 2007. The implementation of this standard did not have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

Commitments

For a discussion of commitments, refer to note 3, note 5, note 10, and note 11 to the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had no fixed rate long-term debt at February 2, 2008. An increase of 1% in our variable interest rate on our outstanding debt would not have a material effect on our financial condition, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2008 of the Company and our report dated April 1, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109, effective February 4, 2007, SFAS No. 123(R) (Revised 2004), Share-Based Payment, effective January 29, 2006, and SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to SFAS Nos. 87, 88, 106, and 132(R), effective February 3, 2007.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 1, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109, effective February 4, 2007. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R) (Revised 2004), Share-Based Payment, effective January 29, 2006. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to SFAS Nos. 87, 88, 106, and 132(R), effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 1, 2008

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share information)

	2007	2006	2005
Net sales	$4,656,302	$4,743,048	$4,429,905
Cost of sales	2,815,959	2,851,616	2,698,239
Gross margin	1,840,343	1,891,432	1,731,666
Selling and administrative expenses	1,515,379	1,622,339	1,596,136
Depreciation expense	88,484	101,279	108,657
Operating profit	236,480	167,814	26,873
Interest expense	(2,513)	(581)	(6,272)
Interest and investment income	5,236	3,257	313
Income from continuing operations before
income taxes	239,203	170,490	20,914
Income tax expense	88,023	57,872	5,189
Income from continuing operations	151,180	112,618	15,725
Income (loss) from discontinued operations,
net of tax expense (benefit) of $4,726, $4,445, and $(15,886)
in fiscal years 2007, 2006, and 2005, respectively	7,281	11,427	(25,813)
Net income (loss)	$158,461	$124,045	$(10,088)

Earnings per common share — basic:
Continuing operations	$1.49	$1.02	$0.14
Discontinued operations	0.07	0.10	(0.23)
	$1.56	$1.12	$(0.09)

Earnings per common share — diluted:
Continuing operations	$1.47	$1.01	$0.14
Discontinued operations	0.07	0.10	(0.23)
	$1.55	$1.11	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	February 2,	February 3,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,131	$281,657
Inventories	747,942	758,185
Deferred income taxes	53,178	60,292
Other current assets	52,859	48,913
Total current assets	891,110	1,149,047
Property and equipment — net	481,366	505,647
Deferred income taxes	51,524	45,057
Other assets	19,815	20,775
Total assets	$1,443,815	$1,720,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,272	$193,996
Property, payroll, and other taxes	65,260	93,706
Accrued operating expenses	62,978	58,815
Insurance reserves	37,762	43,518
KB bankruptcy lease obligation	—	12,660
Accrued salaries and wages	37,531	43,515
Income taxes payable	36,541	28,022
Total current liabilities	500,344	474,232
Long-term obligations	163,700	—
Deferred rent	35,955	37,801
Insurance reserves	45,092	44,238
Unrecognized tax benefits	25,353	—
Other liabilities	34,885	34,552
Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value;
issued 117,495 shares; outstanding 82,682 shares
and 109,633 shares, respectively	1,175	1,175
Treasury shares — 34,813 shares and 7,862 shares, respectively, at cost	(784,718)	(124,182)
Additional paid-in capital	490,959	477,318
Retained earnings	937,571	781,325
Accumulated other comprehensive income (loss)	(6,501)	(5,933)
Total shareholders' equity	638,486	1,129,703
Total liabilities and shareholders' equity	$1,443,815	$1,720,526

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements Shareholders’ Equity

(In thousands)

								Accumulated
						Additional		Other
	Common		Treasury		Unearned	Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	Total
Balance — January 29, 2005	112,780	$1,175	4,715	$ (64,029)	$(1,814)	$472,790	$667,368	$ —	$1,075,490
Net loss	—	—	—	—	—	—	(10,088)	—	(10,088)
Exercise of stock options	600	—	(600)	8,292	—	(1,277)	—	—	7,015
Tax benefit from share-
based awards	—	—	—	—	—	271	—	—	271
Treasury shares used for
matching contributions
to savings plan	447	—	(447)	6,173	—	(1,001)	—	—	5,172
Sale of treasury shares used
for deferred compensation
plan	15	—	(15)	26	—	(41)	—	—	(15)
Restricted shares awarded,
net of forfeitures	90	—	(90)	1,244	(1,017)	(227)	—	—	—
Share-based employee
compensation expense	—	—	—	—	717	162	—	—	879
Balance — January 28, 2006	113,932	1,175	3,563	(48,294)	(2,114)	470,677	657,280	—	1,078,724
Net income	—	—	—	—	—	—	124,045	—	124,045
Adjustment due to SFAS
No. 123(R)	—	—	—	—	2,114	(2,114)	—	—	—
Adjustment due to SFAS
No. 158, net of tax of 3,859	—	—	—	—	—	—	—	(5,933)	(5,933)
Purchases of common shares	(9,461)	—	9,461	(150,450)	—	—	—	—	(150,450)
Structured share repurchase	—	—	—	—	—	627	—	—	627
Exercise of stock options	4,672	—	(4,672)	68,128	—	(10,609)	—	—	57,519
Tax benefit from share-
based awards	—	—	—	—	—	11,898	—	—	11,898
Treasury shares used
for matching contributions
to savings plan	404	—	(404)	5,589	—	(415)	—	—	5,174
Sale of treasury shares used for
deferred compensation plan	86	—	(86)	845	—	669	—	—	1,514
Share-based employee
compensation expense	—	—	—	—	—	6,585	—	—	6,585
Balance — February 3, 2007	109,633	1,175	7,862	(124,182)	—	477,318	781,325	(5,933)	1,129,703
Net income	—	—	—	—	—	—	158,461	—	158,461
Other comprehensive income
Amortization of pension,
net of tax of $(855)	—	—	—	—	—	—	—	1,246	1,246
Valuation adjustment of pension,
net of tax of $1,245	—	—	—	—	—	—	—	(1,814)	(1,814)
Comprehensive income	—	—	—	—	—	—	—	—	157,893
Adoption of FIN No. 48	—	—	—	—	—	—	(2,215)	—	(2,215)
Purchases of common shares	(30,059)	—	30,059	(714,911)	—	—	—	—	(714,911)
Exercise of stock options	2,742	—	(2,742)	46,946	—	(11,023)	—	—	35,923
Restricted shares awarded	286	—	(286)	6,662	—	(6,662)	—	—	—
Tax benefit from share-
based awards	—	—	—	—	—	19,821	—	—	19,821
Sale of treasury shares used for
deferred compensation plan	80	—	(80)	767	—	1,598	—	—	2,365
Share-based employee
compensation expense	—	—	—	—	—	9,907	—	—	9,907
Balance — February 2, 2008	82,682	$1,175	34,813	$(784,718)	$ —	$490,959	$937,571	$(6,501)	$638,486

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	2007	2006	2005
Operating activities:
Net income (loss)	$158,461	$124,045	$(10,088)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	83,103	95,613	114,617
Deferred income taxes	457	(13,641)	(10,483)
Employee benefits paid with common shares	—	5,174	5,172
Partial charge-off of HCC Note	—	—	6,389
KB Toys matters	(6,108)	(14,218)	—
Non-cash share-based compensation expense	9,907	6,585	879
Non-cash impairment charges	757	7,720	2,674
Loss on disposition of property and equipment	2,919	4,503	1,414
Pension	2,901	3,599	(585)
Tax benefit from share-based awards	—	—	271
Change in assets and liabilities:
Inventories	10,243	77,907	58,924
Accounts payable	66,276	24,044	11,923
Current income taxes	6,010	44,115	(8,821)
Other current assets	(1,653)	4,898	(2,360)
Other current liabilities	(25,414)	9,713	21,180
Other assets	(2,491)	600	(3,144)
Other liabilities	2,564	820	25,003
Net cash provided by operating activities	307,932	381,477	212,965
Investing activities:
Capital expenditures	(60,360)	(35,878)	(68,503)
Proceeds from HCC Note	235	677	—
Purchases of short-term investments	(436,040)	(488,075)	—
Redemptions of short-term investments	436,040	488,075	—
Cash proceeds from sale of property and equipment	1,394	4,883	1,844
Other	(33)	(103)	(43)
Net cash used in investing activities	(58,764)	(30,421)	(66,702)
Financing activities:
Proceeds from long-term obligations	821,100	269,900	2,325,300
Payment of long-term obligations, including capital leases	(657,992)	(275,400)	(2,479,000)
Proceeds from the exercise of stock options	35,923	57,519	7,015
Excess tax benefit from share-based awards	19,821	11,898	—
Payment for treasury shares acquired	(714,911)	(150,450)	—
Structured share repurchase	—	627	—
Treasury shares sold (acquired) for deferred compensation plan	2,365	1,514	(15)
Proceeds from finance obligation	—	13,283	—
Deferred bank and bond fees paid	—	—	(374)
Net cash used in financing activities	(493,694)	(71,109)	(147,074)
Increase (decrease) in cash and cash equivalents	(244,526)	279,947	(811)
Cash and cash equivalents:
Beginning of year	281,657	1,710	2,521
End of year	$37,131	$281,657	$1,710
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,732	$322	$6,065
Cash paid for income taxes, excluding impact of refunds	$65,767	$35,727	$22,227
Non-cash activity:
Assets acquired under capital leases	$3,089	$—	$—
Increase (decrease) in accrued property and equipment	$5,825	$(532)	$(7,048)

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of Business

All references in the consolidated financial statements and these related notes to “we,” “us,” and “our” are to Big Lots, Inc. and its subsidiaries. We are the nation’s largest broadline closeout retailer. At February 2, 2008, we operated a total of 1,353 stores in 47 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Basis of Presentation

The consolidated financial statements include Big Lots, Inc. and all of its subsidiaries, have been prepared in accordance with GAAP, and include all of our accounts. We consolidate all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2007 (“2007”), was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008. Fiscal year 2006 (“2006”), was comprised of the 53 weeks that began on January 29, 2006 and ended on February 3, 2007. Fiscal year 2005 (“2005”), was comprised of the 52 weeks that began on January 30, 2005 and ended on January 28, 2006.

Segment Reporting

We manage our business based on one segment, broadline closeout retailing. At the end of 2007, 2006, and 2005, all of our operations were located within the United States of America.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements or accompanying notes. On an on-going basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that it believes are reasonable under the circumstances. Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates. Management discusses the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors. See our Critical Accounting Policies and Estimates contained within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional information about our accounting policies.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days. Amounts due from banks for these transactions totaled $21.9 million and $19.7 million at February 2, 2008 and February 3, 2007, respectively. Cash equivalents are stated at cost, which approximates market value.

Investments

Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase with the applicable accounting treatment followed for each category. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of February 2, 2008 or February 3, 2007.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Cost includes any applicable in-bound shipping and handling costs associated with the receipt of merchandise into our distribution centers (See Selling and Administrative Expenses below for a discussion of outbound shipping and handling costs to our stores). Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics at its current retail selling value. Current retail selling values are converted to a cost basis by applying an average cost factor to each specific merchandise department’s retail selling value. Cost factors represent the average cost-to-retail ratio computed using beginning inventory and all fiscal year-to-date purchase activity specific to each merchandise department.

Payments Received from Vendors

Payments received from vendors relate primarily to rebates and reimbursement for markdowns and are recognized in our consolidated statements of operations as a reduction to cost of sales when the related inventory is sold.

Store Supplies

When opening a new store, a portion of the initial shipment of supplies (including primarily display materials, signage, security-related items, and miscellaneous store supplies) is capitalized at the store opening date. Subsequent replenishments of these store supplies are expensed. Capitalized store supplies are adjusted as appropriate for changes in estimated quantities or costs and are included in other current assets in our consolidated balance sheets.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Property and Equipment — Net

Depreciation and amortization expense of property and equipment are recorded on a straight-line basis using estimated service lives. Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. When a decision is made to dispose of property and equipment prior to the end of the previously estimated service life, depreciation estimates are revised prospectively to reflect the remaining depreciation or amortization of the asset over the shortened estimated service life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in selling and administrative expenses. Major repairs that extend service lives are capitalized. Maintenance and repairs are charged to expense as incurred. Capitalized interest was not significant in any period presented.

The estimated service lives of property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 years
Store fixtures and equipment	5 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	5 years
Computer software costs	3 - 7 years
Company vehicles	3 years
Aircraft	20 years

Impairment

Our long-lived assets primarily consist of property and equipment, net. In order to determine if impairment indicators are present on store property and equipment, we review historical operating results at the store level. Generally, all other property and equipment is reviewed for impairment at the enterprise level. Impairment is recorded if impairment indicators are present and if the carrying values of the long-lived assets exceed their anticipated undiscounted future net cash flows. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using readily available market information for similar assets.

Closed Store Accounting

We recognize an obligation for the fair value of lease termination costs when we cease using the leased property in our operations. In measuring fair value of these lease termination obligations, we consider the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. We discount the estimated obligation using the applicable credit adjusted interest rate, resulting in accretion expense in periods subsequent to the period of initial measurement. We monitor the estimated obligation for lease termination liabilities in subsequent periods and revise any estimated liabilities, if necessary. Severance and benefits associated with terminating employees from employment are recognized ratably from the communication date through the estimated future service period, unless the estimated future service period is less than 60 days, in which case we recognize the impact at the communication date. Generally all other store closing costs are recognized when incurred.

When material, we classify the results of operations of closed stores to discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and we no longer have any significant continuing involvement in the operations associated with the stores after closure. We generally meet the second criteria on all closed stores as, upon closure, operations cease and we have no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations,

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimated sales migration from the closed store to any stores remaining open. The estimated sales migration is based on historical estimates of our sales migration upon opening or closing a store in a similar market. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, we report net sales, gross margin, and related operating costs that are directly related to and specifically identifiable with respect to those stores’ operations as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to discontinued operations because we believe that these costs are not specific to the stores’ operations.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are applied to new awards and to previously granted awards that were not fully vested on the effective date. The modified prospective method did not require restatement of previous years’ financial statements. We used the short-cut method to determine our beginning excess tax benefit pool. The benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow rather than as an operating cash flow. We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for options with graded vesting is recorded straight-line over the vesting period. The fair value of nonvested restricted stock awards is measured at the grant date and is amortized on a straight-line basis over the vesting period. Compensation expense for all share-based awards is recognized in selling and administrative expense.

We use a binomial model to estimate the fair value of stock options granted on or after February 1, 2004. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based in part on historical and current implied volatilities from traded options on our common shares. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no immediate plans to do so. The expected life is determined from the binomial model. The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Compensation expense for performance-based nonvested restricted stock awards is recorded based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the projected achievement of the performance targets at each reporting period and make prospective adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents net loss and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for 2005:

2005
(In thousands, except per share amounts)
Net loss:
As reported	$(10,088)
Total share-based employee compensation expense determined under
fair value method for all awards, net of related tax effect	(10,277)
Pro forma	$(20,365)
Earnings per common share — basic:
As reported	$(0.09)
Pro forma	$(0.18)
Earnings per common share — diluted:
As reported	$(0.09)
Pro forma	$(0.18)

Included in 2005 total share-based employee compensation expense determined under fair value method for all awards is pretax expense of $11.7 million directly resulting from the acceleration of vesting of certain stock options (See note 7 to the accompanying consolidated financial statements).

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We assess the adequacy and need for a valuation allowance for deferred tax assets. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. We have established a valuation allowance to reduce our deferred tax assets to the balance that is more likely than not to be realized.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheet.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit in accordance with FIN No. 48, changes in a deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

In July 2006, the FASB issued FIN No. 48, which was effective at the beginning of 2007. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and clarifies the accounting for uncertainty in income tax positions. FIN No. 48 requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position.

The recognition and measurement guidelines of FIN No. 48 were applied to all of our material income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.

Pension

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Beginning with our February 3, 2007 statement of financial condition, SFAS No. 158 requires us to recognize an asset for the over funded status or a liability for the under funded status of a defined benefit plan and beginning in 2007, to recognize annual changes in gains or losses, prior service costs, or other credits that have not yet been recognized as a component of net periodic pension cost, net of tax through other comprehensive income. Effective in 2008, SFAS No. 158 also requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Currently, our pension plans have a measurement date of December 31. Switching to the new measurement date will require a one-time adjustment to retained earnings in 2008 per the transition guidance in SFAS No. 158.

We adopted the funding recognition provisions of SFAS No. 158 in 2006. To properly report the funded status of our qualified defined benefit pension plan (“Pension Plan”) and nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) in 2006, we recognized a $5.9 million charge, net of tax benefit of $3.9 million, in accumulated other comprehensive income principally comprised of $0.3 million of prior service costs and $5.6 million of actuarial loss. Prior to the adoption of SFAS No. 158, we combined the Pension Plan and Supplemental Pension Plan for purposes of reporting any net pension asset or obligation. Additionally, upon adoption of SFAS No. 158, based on the December 31, 2006 plan valuations, we recognized a $2.8 million asset included in other assets for the Pension Plan and a $4.4 million liability, $0.3 million of which was included in accrued salaries and wages and $4.1 million of which was included in other liabilities, for the Supplemental Pension Plan.

Pension assumptions are evaluated each year. Actuarial valuations are used to provide assistance in calculating the estimated obligations related to our pension plans. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which includes a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprised the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption for the expected long-term rate of return is primarily based on our expectation of a long-term, prospective rate of return.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Insurance and Insurance-related Reserves

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is paid by employees. We purchase stop-loss coverage to limit significant exposure in these areas. Accrued insurance-related liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4% discount rate, while other liabilities for insurance-related reserves are not discounted.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relative short maturity of these items. The carrying value of our long-term obligations at February 2, 2008, approximates fair value because the interest rates were variable and approximate current market rates.

Commitments and Contingencies

We are subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, we estimate the likelihood and amount of any potential obligation, where it is possible to do so, using management’s judgment. Management used various internal and external specialists to assist in the estimating process. We accrue, if material, a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to our consolidated financial statements.

Revenue Recognition

We recognize sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and estimated returns and excludes any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We sell gift cards to our customers in our retail stores. We do not charge administrative fees on unused gift card balances and our gift cards do not expire. We recognize sales revenue from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Gift card breakage income of $0.3 million is included in the 2007 net sales on our consolidated statements of operations. The liability for the unredeemed cash value of gift cards is recorded in accrued operating expenses.

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

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Cost of Sales

Cost of sales include the cost of merchandise, net of cash discounts and rebates (including related inbound freight to our distribution centers, duties, and commissions), markdowns, and inventory shrinkage. We classify warehousing and outbound distribution and transportation costs as selling and administrative expenses. Due to this classification, our gross margin rates may not be comparable to those of other retailers that include warehousing and outbound distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

We include store expenses (such as payroll and occupancy costs), warehousing, distribution, outbound transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $198.3 million, $222.1 million, and $223.8 million for 2007, 2006, and 2005, respectively.

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

Certain of our leases provide for contingent rents that are not measurable at the lease inception date. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent and is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Advertising Expense

Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $104.1 million, $105.4 million, and $103.2 million for 2007, 2006, and 2005, respectively.

Earnings per Share

Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options and nonvested restricted stock awards, calculated using the treasury stock method.

Store Pre-opening Costs

Pre-opening costs incurred during the construction periods for new store openings are expensed as incurred.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Guarantees

We have guarantees which were issued prior to January 1, 2003. We record a liability for these guarantees in the period when it becomes probable that the obligor will fail to perform its obligation and if the amount of our guarantee obligation is estimable.

Other Comprehensive Income

In 2007, we reported Other Comprehensive Income, which includes the impact of the amortization of pension, net of tax, and the revaluation of pension, net of tax, on our consolidated statement of shareholders’ equity. Prior to 2007, our comprehensive income was equal to net income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP. SFAS No. 157 does not create or modify any GAAP requirements to apply fair value accounting. The standard provides a single definition of fair value that is to be applied consistently for most accounting applications and also generally describes and prioritizes, according to reliability, the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. SFAS No. 157 is effective for us on a prospective basis beginning in the first quarter of 2008, for any financial assets or liabilities that we may have. In February 2008, the FASB deferred the required application of SFAS No. 157 to non-financial assets until the beginning of 2009. We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective retroactively to February 4, 2007. The implementation of this standard did not have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2 — Property and Equipment — Net

Property and equipment – net consist of:

	February 2,	February 3,
	2008	2007
(In thousands)
Land and land improvements	$39,813	$38,714
Buildings and leasehold improvements	663,086	656,161
Fixtures and equipment	597,643	592,829
Computer software costs	66,428	63,866
Transportation equipment	22,647	21,397
Construction-in-progress	7,685	1,093
Property and equipment - cost	1,397,302	1,374,060
Less accumulated depreciation and amortization	915,936	868,413
Property and equipment - net	$481,366	$505,647

Property and equipment - cost includes $3.1 million at February 2, 2008 to recognize assets from capital leases. Accumulated depreciation and amortization includes $0.6 million at February 2, 2008 related to capital leases.

We incurred $0.8 million, $7.7 million, and $2.0 million in asset impairment charges in 2007, 2006, and 2005, respectively. These charges principally related to the write-down of long lived assets at three, 26, and 14 stores in 2007, 2006, and 2005, respectively. Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations. Assets were reviewed for impairment at the store level in accordance with our impairment policy. Stores with a history of operating losses were reviewed for impairment. We compared the net book value of long-lived assets at stores identified by this review, to estimated future cash flows of each specific store in order to determine whether impairment existed. If the assets were not recoverable by the estimated future cash flows, an impairment was recognized to write-down the long-lived assets to fair value. We estimated the fair value of our long-lived assets using readily available market information for similar assets.

Upon the successful completion of a pilot program in 32 of our stores in 2006 and the decision to move forward with the implementation of a new point-of-sale register system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. This service life reduction resulted in the recognition of depreciation expense of approximately $2.3 million in the fourth quarter of 2006 and $4.1 million in 2007. The estimated remaining service life was based on our projected roll out schedule to all remaining stores, approximately one-half in each of 2007 and 2008. As of February 2, 2008, we have implemented the new point-of-sale register system in approximately 700 of our stores. The remaining book value of the old register system equipment is $0.5 million and will be depreciated in 2008 upon the completion of the register system implementation.

In 2005, depreciation expense for the 130 closed stores reported in discontinued operations was $12.2 million.

Note 3 — Long-Term Obligations

On October 29, 2004, we entered into the $500.0 million Credit Agreement. The Credit Agreement is scheduled to terminate on October 28, 2009. The proceeds of the Credit Agreement are available for general corporate purposes, working capital, and initially to repay certain of our indebtedness.

The pricing and fees related to the Credit Agreement may fluctuate based on our credit rating. Borrowings obtained by us under the Credit Agreement may be prepaid without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3 — Long-Term Obligations (Continued)

A violation of these covenants could result in a default under the Credit Agreement, which would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding borrowings under the Credit Agreement. We were in compliance with these amended financial covenants at February 2, 2008.

On December 22, 2006, we entered into an amendment to the Credit Agreement in order to permit us to acquire investments rated by an additional rating agency. On October 25, 2005, we entered into an amendment to the Credit Agreement in order to eliminate the impact on the covenant calculations of the estimated charges related to the store closings discussed in note 11 to the accompanying consolidated financial statements.

The Credit Agreement permits, at our option, borrowings at various interest rate options based on the prime rate or the London InterBank Offering Rate plus applicable margin. The Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by us and the lenders. Whenever our liquidity position requires us to borrow funds under the Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by: 1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and 2) cash outflows such as check clearings for the acquisition of merchandise and payroll, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. At February 2, 2008, we had $163.7 million of borrowings outstanding under the Credit Agreement. The weighted average interest rate on these borrowings was 4.6% as of February 2, 2008. At February 3, 2007, we did not have any borrowings outstanding under the Credit Agreement. The borrowings available under the Credit Agreement, after taking into account the outstanding borrowings and the reduction of availability resulting from outstanding letters of credit totaling $58.4 million, were $277.9 million at February 2, 2008.

Note 4 — Sales of Real Estate

In September 2006, under the threat of eminent domain, we sold a company-owned and operated store in California for an approximate gain of $12.8 million. As part of the sale, we entered into a lease which permitted us to occupy and operate the store through January 2009 in exchange for $1 per year rent plus the cost of taxes, insurance, and common area maintenance. We may vacate the property at any time without liability. Due to our continuing involvement with the property at below market rent, the sale was recognized as a finance obligation under the provisions of SFAS No. 66, Accounting for Sales of Real Estate. As a result, the gain on the sale was deferred until the end of the lease. The net sales proceeds of approximately $13.3 million were recorded as a long-term real estate liability included in other liabilities on our consolidated balance sheets as of February 2, 2008 and February 3, 2007.

See note 11 to the accompanying consolidated financial statements for discussion of the sale of the Pittsfield, Massachusetts distribution center (formerly owned by the KB Toys business) in 2006.

Note 5 — Leases

Leased property consisted primarily of 1,301 of our retail stores, certain warehouse space, certain transportation equipment, and certain information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5 — Leases (Continued)

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

	2007	2006	2005
(In thousands)
Minimum leases	$234,891	$238,414	$240,656
Contingent leases	409	935	1,159
Total rent expense	$235,300	$239,349	$241,815

In 2005, rent expense for operating leases associated with the 130 closed stores included in income (loss) from discontinued operations was $15.2 million.

Lease related income for the KB Toys business included in income (loss) from discontinued operations is $11.0 million, $14.5 million and $0.4 million for 2007, 2006, and 2005, respectively. This lease income is the reversal of prior charges taken to provide for estimated obligations for KB Toys leases guaranteed by us which were rejected during the KB Toys bankruptcy.

Future minimum commitments for equipment, store and warehouse leases, excluding closed store leases and real estate taxes, CAM, and property insurance, at February 2, 2008, were as follows:

Fiscal Year
(In thousands)
2008	$193,101
2009	158,220
2010	117,674
2011	84,971
2012	54,321
Thereafter	61,203
Total leases	$669,490

We have obligations for capital leases for vehicles and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at February 2, 2008, were as follows:

Fiscal Year
(In thousands)
2008	$1,029
2009	1,014
2010	554
2011	140
2012	23
Thereafter	—
Total lease payments	$2,760
Less amount to discount to present value	(263)
Capital lease obligation per balance sheet	$2,497

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6 — Shareholders’ Equity

Earnings per Share

There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options and nonvested restricted stock awards.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	2007	2006	2005
(In thousands)
Weighted-average common shares outstanding:
Basic	101,393	110,336	113,240
Dilutive effect of stock options and restricted common shares	1,149	1,594	437
Diluted	102,542	111,930	113,677

At the end of 2007, 2006, and 2005, stock options outstanding of 1.4 million, 1.1 million, and 5.0 million, respectively, were excluded from the diluted share calculation because their impact was antidilutive. Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The number of shares of nonvested restricted stock that were antidilutive, as determined under the treasury stock method, is immaterial for all years presented.

On March 9, 2007, we announced that our Board of Directors authorized the $600.0 million March 2007 Repurchase Program. Common shares acquired through the March 2007 Repurchase Program are held in treasury and are available to meet obligations under equity compensation plans and for general corporate purposes. As part of the March 2007 Repurchase Program, we received 2.8 million of our outstanding common shares during the first quarter of 2007, representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”). Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted-average common shares outstanding. The GSR included a forward contract indexed to the average market price of our common shares that subjected the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date. The forward contract effectively placed a collar around the minimum and maximum number of our common shares that we purchased under the GSR. We were not required to make any additional payments to the counterparty under the GSR. In the fourth quarter of 2007, we received 0.4 million additional common shares from the counterparty in settlement of the GSR.

On November 30, 2007, we announced that our Board of Directors authorized the $150.0 million November 2007 Repurchase Program commencing with the completion of the March 2007 Repurchase Program. On December 3, 2007, we completed the March 2007 Repurchase Program. Common shares acquired through the November Repurchase Program are available to meet obligations under equity compensation plans and for general corporate purposes.

In addition to the GSR, we repurchased approximately 26.8 million of our outstanding common shares in 2007 in open market transactions at an aggregate cost of $612.5 million under the March 2007 Repurchase Program and the November 2007 Repurchase Program.

On February 22, 2006, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. In accordance with this repurchase program, in 2006 we purchased 9.4 million common shares having an aggregate cost of $150.0 million with an average price per share of $15.90.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6 — Shareholders’ Equity (Continued)

In June 2006, we paid $14.7 million to enter into a structured share repurchase transaction which settled in cash on its maturity date in September 2006. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on our consolidated balance sheet. We entered into the structured share repurchase transaction as part of our share repurchase program announced in February 2006. Because the market price of our common shares was above $15.34 on the maturity date, we received $15.3 million on the maturity date, representing our original investment of $14.7 million and a $0.6 million return on our investment.

The shares acquired under the repurchase programs, including shares acquired under the GSR, were recorded as treasury shares, at cost.

Note 7 — Share-Based Plans

In May 2005, our shareholders approved the Big Lots 2005 Long-Term Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan replaced the Big Lots, Inc. 1996 Performance Incentive Plan, as amended (“1996 Incentive Plan”). Beginning January 1, 2006, employee equity awards have been issued under the 2005 Incentive Plan.

The 1996 Incentive Plan and 2005 Incentive Plan authorize the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, performance units, and stock appreciation rights. We have not issued restricted stock units, performance units, or stock appreciation rights. As a result of its expiration, no common shares are available for issuance under the 1996 Incentive Plan. The number of common shares available for issuance under the 2005 Incentive Plan consists of: 1) an initial allocation of 1,250,000 common shares; 2) 2,001,142 common shares, the number of common shares that were available under the 1996 Incentive Plan upon its expiration; and 3) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 Incentive Plan is in effect. The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2005 Incentive Plan, has the authority to determine the terms of each award. Stock options granted to employees generally expire on the lesser of: 1) the term set by the Committee, which has historically been 7 to 10 years from the grant date; 2) one year following death or disability; or 3) three months following termination. Stock options granted under the 1996 Incentive Plan and 2005 Incentive Plan may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value of the underlying common shares (i.e. 100% of the volume-weighted average trading price) on the grant date. The stock options generally vest ratably over a four-year or five-year period; however, upon a change in control, all awards outstanding automatically vest.

In addition to the 2005 Incentive Plan, we maintain the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The number of common shares initially available for issuance under the Director Stock Option Plan was 781,250 shares. The Director Stock Option Plan is administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercises any discretion in administration of the Director Stock Option Plan. Grants are made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to the fair market value of the underlying common shares (i.e. 100% of the final trading price) on the date of grant. The present formula provides to each non-employee director an annual grant of an option to acquire 10,000 of our common shares which becomes fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the lesser of: 1) 10 years plus one month; 2) one year following death or disability; or 3) at the end of our trading window immediately following termination.

On November 21, 2005, we announced that the Committee, after discussion with our Board of Directors, approved accelerating the vesting of stock options representing approximately 3.8 million of our common shares awarded on or before February 21, 2005, under the 1996 Incentive Plan and the Director Stock Option Plan. The

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

Committee did not, however, accelerate the vesting of stock options granted after February 21, 2005, including those granted to our current Chief Executive Officer, Steven S. Fishman, or the vesting of stock options granted to our former Chief Executive Officer. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded by us beginning in 2006 following the adoption of SFAS No. 123(R) in the first quarter of 2006. This action resulted in an insignificant amount of expense recorded in the fourth quarter of 2005 for the impact of the shares estimated to be modified and was expected to enable us to eliminate pretax expense of approximately $11.7 million over the five year period during which the stock options would have vested, subject to the impact of any additional adjustments related to cancelled stock options. The acceleration resulted in additional proforma stock-based employee compensation expense in 2005 as disclosed in note 1 to these consolidated financial statements. Additionally, the Committee imposed a holding period that requires all directors, executive vice presidents, and senior vice presidents (including our named executive officers other than Mr. Fishman whose stock options were not accelerated) to refrain from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director or officer’s death, permanent and total disability, or termination of employment.

We use a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based in part on historical and current implied volatilities from traded options on our common shares. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The expected life is determined from the binomial model. The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The assumptions used in the option pricing model for each of the respective periods were as follows:

	2007	2006	2005
Weighted-average fair value of options granted	$11.59	$5.56	$4.74
Risk-free interest rates	4.4%	4.6%	3.9%
Expected life (years)	4.4	4.6	5.5
Expected volatility	42.6%	42.4%	42.4%
Expected annual forfeiture	3.0%	3.0%	3.0%

The following table summarizes information about our stock options outstanding and exercisable at February 2, 2008:

Range of Prices		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
	Less		Remaining	Average		Average
Greater	Than or	Options	Life	Exercise	Options	Exercise
Than	Equal to	Outstanding	(Years)	Price	Exercisable	Price
$—	$10.00	17,500	3.3	$9.34	17,500	$9.34
10.01	20.00	2,660,080	5.5	13.14	1,544,405	13.43
20.01	30.00	1,126,500	6.4	28.59	5,500	21.84
30.01	40.00	311,890	0.3	37.01	301,890	37.20
$40.01	$50.00	8,500	0.3	40.62	8,500	40.62
		4,124,470	5.3	$19.20	1,877,795	$17.36

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

A summary of the annual stock option activity for fiscal years 2005, 2006, and 2007 is as follows:

			Weighted
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Options	Price(a)	(years)	(000's)
Outstanding at January 29, 2005	10,609,500	$14.97
Granted	2,081,800	11.52
Exercised	(600,021)	11.69
Forfeited	(1,400,534)	14.76
Outstanding at January 28, 2006	10,690,745	14.52
Granted	1,137,900	13.40
Exercised	(4,671,936)	12.31
Forfeited	(511,719)	15.78
Outstanding at February 3, 2007	6,644,990	15.78
Granted	1,156,000	28.69
Exercised	(2,742,055)	13.10
Forfeited	(934,465)	24.52
Outstanding at February 2, 2008	4,124,470	$19.20	5.3	$11,957
Vested and expected to vest at February 2, 2008	3,945,731	$19.17	5.3	$11,478
Exercisable at February 2, 2008	1,877,795	$17.36	4.6	$6,496
____________________

(a)	Weighted-average per share exercise price.

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the nonvested restricted stock activity for fiscal years 2005, 2006, and 2007 is as follows:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested restricted stock at January 29, 2005	172,000	$10.85
Granted	100,000	11.25
Vested	(53,998)	10.85
Forfeited	(10,000)	10.85
Nonvested restricted stock at January 28, 2006	208,002	11.04
Granted	290,700	12.91
Vested	(87,331)	11.00
Forfeited	(2,700)	12.80
Nonvested restricted stock at February 3, 2007	408,671	12.37
Granted	325,400	28.73
Vested	(406,871)	12.34
Forfeited	(6,300)	26.45
Nonvested restricted stock at February 2, 2008	320,900	$28.72

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

The nonvested restricted stock awards granted in 2007 vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. On the grant date, we estimated a three-year period for vesting of these awards based on the assumed achievement of the higher financial performance objective. In the second quarter of 2007, we changed the estimated achievement date from three years to two years as a result of our performance being better than expected, resulting in $1.1 million of incremental expense in 2007.

In 2006, we granted nonvested restricted stock with terms similar to the terms of the 2007 awards, although with a different financial performance objective. In 2006, we achieved the higher financial performance objective for these awards, resulting in approximately $3.7 million of expense recognized for the vesting of 288,000 common shares underlying the restricted stock awards granted in 2006.

The nonvested restricted stock awarded to Steven S. Fishman upon the commencement of his employment as our Chairman, Chief Executive Officer and President in 2005 vested in one-third increments upon the attainment of mutually agreed common share price targets. In 2006, the first common share price target was achieved and one-third of this award vested. During the first quarter of 2007, the second and third common share price targets of this award were met, resulting in the vesting of the remaining 66,667 common shares underlying this restricted stock award and related expense of $0.7 million.

The nonvested restricted stock awarded in 2004 to certain of our officers as a retention package upon the transition of the former Chief Executive Officer and President to a different position vested equally over three years. The 2004 restricted stock awards were forfeited, in whole or in part, as applicable, if the employee voluntarily terminated his or her employment or if the employee was terminated for cause. Of the 172,000 shares originally underlying these restricted stock awards, 10,000 were forfeited in 2005 and the remaining 162,000 vested equally in January 2006, 2007 and 2008.

During 2007, 2006, and 2005, the following activity occurred under our share-based compensation plans:

	2007	2006	2005
(In thousands)
Total intrinsic value of stock options exercised	$45,987	$30,416	$ 695
Total fair value of restricted stock vested	11,822	1,970	658

The total unearned compensation cost related to share-based awards outstanding at February 2, 2008, is approximately $19.3 million. This compensation cost is expected to be recognized through January 2012 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.3 years from February 2, 2008.

Note 8 — Employee Benefit Plans

Pension Benefits

We maintain the Pension Plan and Supplemental Pension Plan covering certain employees whose hire date was on or before April 1, 1994. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Supplemental Pension Plan is maintained for certain highly compensated executives whose benefits were frozen in the Pension Plan in 1996. The Supplemental

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

Pension Plan is designed to pay benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. We have no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of our general creditors.

The investments owned by the Pension Plan are managed with the primary objective of utilizing a balanced approach with equal emphasis on income and capital appreciation. Investment results are compared to market performance metrics on a quarterly basis. Changing market cycles require flexibility in asset allocation to allow movement of capital within the asset classes for purposes of increasing investment return and/or reducing risk. The targeted ranges of asset allocations are:

Equity securities	45-70%
Debt Securities	30-55%
Cash Equivalents	up to 25%

As permitted by our pension investment policy, equity securities may include our common shares. At the end of the two most recent plan years on December 31, 2007 and 2006, the Pension Plan owned 1,321 and 2,651 of our common shares, respectively.

Financial futures contracts and financial options contracts can be utilized for purposes of implementing hedging strategies. All assets must have readily ascertainable market value and be easily marketable. There were no futures contracts owned by the Pension Plan at February 2, 2008.

The equity portfolio is generally fully invested with minimal emphasis on short-term market fluctuations and is broadly diversified. Global equities (foreign) and American Depository Receipts may be included to further diversify the equity security portfolio.

Debt securities of a single issuer (with the exception of U.S. Government or fully guaranteed agencies) must not exceed 10% of the total debt securities portfolio. Corporate debt securities must meet or exceed a credit rating of Aa at the time of purchase and throughout the holding period. There are no limitations on the maximum amount allocated to each credit rating within the debt securities portfolio.

The Pension Plan asset allocations at December 31 by asset category were as follows:

	2007	2006
Equity securities	68.9%	70.4%
Debt securities	30.0	27.6
Cash equivalents	1.1	2.0
Total	100.0%	100.0%

Contributions to the Pension Plan have historically been based on the adequacy of current funding levels and projections of future funding levels as estimated by third party actuaries. In addition, we evaluated our cash position and ensured that the minimum contributions were made as required by applicable regulations. We expect no required contributions in 2008. Discretionary contributions could be made in 2008 upon further analysis. The assets allocated to debt securities of 27.6% at December 31, 2006 were below the low end of the targeted range of 30.0%, primarily due to the impact of changing the custodian and manager of the plan assets and related transition allocations. The asset managers perform reallocations of assets at least annually to address situations outside of the targeted guidelines.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

Weighted-average assumptions used to determine net periodic benefit expense were:

	2007	2006	2005
Discount rate	5.9%	5.7% to 6.0%	5.7%
Rate of increase in compensation levels	3.5%	3.5%	4.0%
Expected long-term rate of return	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/06	12/31/05	12/31/04

The components of net periodic pension expense were comprised of the following:

	2007	2006	2005
(In thousands)
Service cost — benefits earned in the period	$2,632	$2,944	$3,310
Interest cost on projected benefit obligation	3,150	3,158	3,149
Expected investment return on plan assets	(4,289)	(4,285)	(4,267)
Amortization of prior service cost	135	135	135
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	694	1,264	1,325
Settlement loss	1,259	1,510	—
Net periodic pension expense	$3,594	$4,739	$3,665

In 2007 and 2006, we incurred pretax non-cash settlement charges of $1.3 million and $1.5 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year. A portion of the 2006 settlement charge was due to benefit payments to former employees of the 130 closed stores previously reclassified as discontinued operations, and, accordingly, $0.7 million pretax, of the 2006 settlement loss was reported in income (loss) from discontinued operations on our consolidated statement of operations.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year
(In thousands)
2008	$4,354
2009	4,531
2010	4,613
2011	4,954
2012	5,106
2013 – 2017	$27,687

Weighted-average assumptions used to determine benefit obligations were:

	2007	2006
Discount rate	6.5%	5.9%
Rate of increase in compensation levels	3.5%	3.5%
Measurement date for plan assets and benefit obligations	12/31/07	12/31/06

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at December 31:

	2007	2006
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$54,700	$56,758
Service cost	2,632	2,944
Interest cost	3,150	3,158
Plan amendments	(590)	—
Benefits and settlements paid	(6,877)	(7,845)
Actuarial loss (gain)	444	(315)
Projected benefit obligation at end of year	$53,459	$54,700

Change in plan assets:
Fair market value at beginning of year	$53,065	$53,217
Actual return on plan assets	1,084	6,906
Employer contributions	936	787
Benefits and settlements paid	(6,877)	(7,845)
Fair market value at end of year	$48,208	$53,065

Under funded and net amount recognized	$(5,251)	$(1,635)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$2,807
Current liabilities	(365)	(341)
Noncurrent liabilities	(4,886)	(4,101)
Net amount recognized	$(5,251)	$(1,635)

See note 1 to our consolidated financial statements for a discussion of our pension accounting policy and the impact of adopting SFAS No. 158 on our 2006 consolidated balance sheet.

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic benefit cost:

	2007	2006
(In thousands)
Unrecognized transition obligation	$(80)	$(93)
Unrecognized past service credit (cost)	265	(460)
Unrecognized actuarial loss	(10,935)	(9,239)
Accumulated other comprehensive income (loss), pretax	$(10,750)	$(9,792)

We expect to reclassify $0.8 million of the actuarial loss along with immaterial amounts of transition obligation and past service cost into net periodic benefit cost during 2008.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at December 31:

			Supplemental
	Pension Plan		Pension Plan
	2007	2006	2007	2006
(In thousands)
Projected benefit obligation	$49,324	$50,258	$4,135	$4,442
Accumulated benefit obligation	43,575	44,148	3,693	3,977
Fair market value of plan assets	$48,208	$53,065	$—	$—

Savings Plans

We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions and, beginning with calendar year 2006, our matching contribution was funded in cash. Prior matching contributions were funded by us with our common shares. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2007, 2006, and 2005, we expensed $5.3 million, $5.1 million, and $5.5 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $13.0 million and $10.8 million at February 2, 2008 and February 3, 2007, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. We held treasury shares with historical cost of $0.3 million at February 2, 2008 and $1.1 million at February 3, 2007, in connection with the nonqualified deferred compensation plan. We had a liability of $13.9 million and $14.2 million at February 2, 2008 and February 3, 2007, respectively, in connection with the nonqualified deferred compensation plan.

Note 9 — Income Taxes

The provision for income taxes from continuing operations was comprised of the following:

	2007	2006	2005
(In thousands)
Federal — current	$80,988	$66,243	$12,512
State and local — current	6,325	5,044	(577)
Deferred — federal, state and local	25	(13,415)	(6,746)
Net tax expense recognized for FIN 48 uncertainties	685	—	—
Income tax provision	$88,023	$57,872	$5,189

The deferred income tax expense (benefit) from discontinued operations was $4.3 million for 2007, $9.1 million for 2006 and $(3.7) million for 2005. Deferred tax assets increased by a net $3.3 million in 2007 due to the adoption of FIN No. 48, and by $0.4 million in 2007 and $3.9 million in 2006 due to pension-related charges recorded in accumulated other comprehensive income.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.3	2.8	0.6
Work opportunity tax and other employment tax credits	(0.4)	(0.9)	(5.1)
Net benefit recognized for prior year FIN No. 48 uncertainties	(0.4)	—	—
Expiration of capital loss carryover	—	—	47.6
Valuation allowance	(0.5)	(0.8)	(48.7)
Municipal interest	(0.5)	(0.3)	(0.5)
Reversal of previously accrued federal taxes	—	(0.8)	(2.8)
Charitable donation of appreciated inventory	—	(0.2)	(2.3)
Other, net	0.3	(0.9)	1.0
Effective income tax rate	36.8%	33.9%	24.8%

The expiration of the capital loss carryover and related reduction in the valuation allowance in 2005 relates primarily to a $9.1 million capital loss that was generated in 2000 in connection with the sale of the KB Toys business.

Income tax payments and refunds were as follows:

	2007	2006	2005
(In thousands)
Income taxes paid	$65,767	$35,727	$22,227
Income taxes refunded	(4,241)	(22,178)	(12,166)
Net income taxes paid	$61,526	$13,549	$10,061

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax and FIN No. 48 purposes. Significant components of our deferred tax assets and liabilities were as follows:

	February 2, 2008	February 3, 2007
(In thousands)
Deferred tax assets:
Depreciation and fixed asset basis differences	$41,041	$30,460
Workers’ compensation and other insurance reserves	27,897	27,230
Uniform inventory capitalization	22,527	21,224
Compensation related	14,805	8,392
Accrued rent	14,680	15,198
Accrued state taxes	6,843	7,639
State tax net operating losses, net of federal tax benefit	4,080	10,747
KB store lease and other discontinued operations contingencies	—	5,015
Valuation allowances	(301)	(2,021)
Other	27,815	40,887
Total deferred tax assets	159,387	164,771
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	26,336	25,863
Lease construction reimbursements	12,095	12,308
Prepaid expenses	5,588	5,140
Other	10,666	16,111
Total deferred tax liabilities	54,685	59,422
Net deferred tax assets	$104,702	$105,349

The valuation allowances shown in the table above include state income tax valuation allowances that are net of the federal tax benefit.

Net deferred tax assets are shown separately on our consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	February 2, 2008	February 3, 2007
(In thousands)
Current deferred income taxes	$53,178	$60,292
Noncurrent deferred income taxes	51,524	45,057
Net deferred tax assets	$104,702	$105,349

We have established valuation allowances to reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

We have the following income tax loss and credit carryforwards at February 2, 2008 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
Federal:
Foreign tax credits	233	Expires fiscal year 2010
State and local:
State net operating loss carryforwards	6,370	Expires fiscal years 2008 through 2025
California enterprise zone credits	741	No expiration date
California alternative minimum tax credits	200	No expiration date
New Jersey alternative minimum tax credits	148	No expiration date
Total income tax loss and credit carryforwards	$7,692

Our income taxes payable have been reduced by the tax benefits primarily associated with exercises of employee stock options. We receive an income tax deduction calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits of $19.8 million in 2007, $11.9 million in 2006, and $0.3 million in 2005 were credited directly to shareholders’ equity.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2007:

(In thousands)
Unrecognized tax benefits — opening balance	$38,326
Gross increases — tax positions in current year	9,346
Gross increases — tax positions in prior period	2,762
Gross decreases — tax positions in prior period	(3,301)
Settlements	(9,284)
Lapse of statute of limitations	(691)
Unrecognized tax benefits - end of year	$37,158

Included in the balance of unrecognized tax benefits at the end of 2007 were $22.6 million of tax benefits that, if recognized, would affect the effective tax rate, $8.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, and $6.6 million for the federal deferred tax benefits related to state unrecognized tax benefits. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period. Included in the $37.2 million is $9.7 million of unrecognized tax benefits primarily related to current and potential refund claims for welfare to work and work opportunity tax credits. If we prevail with respect to these claims, we would owe approximately $1.9 million of fees, which have not been accrued, to an outside service provider who assists us with the administration of these refund claims.

We recognized interest and penalties on unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties recorded in the financial statements at the end of 2007 was $8.2 million. During 2007 we recognized approximately $0.9 million of net interest and penalty expense.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to IRS assessment on our federal income tax returns for 2003 and for periods prior to 2002. The examination of our 2002 U.S. federal income tax return concluded in the second quarter of 2007; however, it is still subject to final resolution. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2003, although state income tax carryforward attributes generated prior to 2003 may still be adjusted upon examination. We have various returns in the process of examination or administrative appeal.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2009 based on 1) anticipated positions to be taken in the next 12 months, 2) expected cash and noncash settlements, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated reasonably possible net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million. Actual results may differ materially from this estimate.

Note 10 — Commitments and Contingencies

In November 2004, a civil putative collective action complaint was filed against us in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that we had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees our furniture department managers, sales managers, and assistant managers (“Texas matter”). Subsequent to its filing, the plaintiffs in the Texas matter amended the complaint to limit its scope to furniture department managers. The plaintiffs in the Texas matter sought to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On August 8, 2005, the District Court in Texas issued an order conditionally certifying a class of all current and former employees who worked for us as a furniture department manager at any time between November 2, 2001 and October 1, 2003. As a result of that order, notice was sent to approximately 1,300 individuals who had the right to opt-in to the Texas matter. In the third quarter of 2006, we reached a tentative settlement with the plaintiffs concerning the Texas matter. We recorded, in the third quarter of 2006, a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability of the Texas matter. On January 17, 2007, the court approved the settlement, and in 2007, we paid the $3.2 million settlement.

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of the State of California, County of Ventura, wherein it was alleged that we had violated certain California wage and hour laws (“California matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of 2006, we reached a tentative settlement with the plaintiff concerning the California matter. On November 6, 2006, the court issued an order granting preliminary approval of the tentative settlement. On April 30, 2007, the court entered the final order approving the class action settlement and judgment of dismissal with prejudice. Two class members whose objections to the settlement were overruled by the court have appealed the final order to the California Court of Appeal, challenging the settlement. The same two objectors also filed a separate putative class action in federal court in the Northern District of California alleging the same class claims that were tentatively settled through the California matter. The federal court stayed the federal action pending resolution of the appeal before the California Court of Appeal. The timing and outcome of the appeal are uncertain; however, we intend to vigorously oppose the appeal of the court-approved settlement. We recorded, in the third quarter of 2006, a pretax charge of $6.5 million included in selling and administrative expenses for the agreed-upon settlement amount of the California matter. We believe that we had adequate liability reserves for the California matter at February 2, 2008; however, the ultimate resolution of the pending appeal could have a material adverse effect on our financial condition, results of operations, and liquidity.

In November 2004, a civil putative collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, wherein it was alleged that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 3, 2007,

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments and Contingencies (Continued)

approximately 1,100 individuals had joined the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The Louisiana matter is scheduled to go on trial on May 5, 2008. Although we are nearing completion of discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in the Louisiana matter; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

In May 2007, two class action complaints were filed against us, one in the Superior Court of the State of California, County of Orange (“Stary matter”), and one in the Superior Court of the State of California, County of San Diego (“Christopher matter”), wherein it was alleged that we had violated California law by requesting certain customer information in connection with the return of merchandise for which the customer sought to receive a refund to a credit card. The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, statutory penalties, costs and attorneys’ fees and seek injunctive relief. We believe that substantially all of the purported class members of the Christopher matter are within the purported class of the Stary matter. The Stary matter has been transferred to the Superior Court of the State of California, County of San Diego, where it is being coordinated with the Christopher matter before the same judge. Pending discovery on the plaintiffs’ claims, we cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In the fourth quarter of fiscal year 2006, we recorded pretax income of $2.6 million in selling and administrative expenses upon receipt of settlement funds from the In re Visa Check/Mastermoney Antitrust Litigation matter in the United States District Court for the Eastern District of New York. These settlement funds are intended to compensate merchants for excessive fees paid for certain Visa and MasterCard transactions.

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

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments and Contingencies (Continued)

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $399.1 million, the entirety of which represents obligations due within one year of February 2, 2008. In addition, we have a purchase commitment for future inventory purchases totaling $198.9 million at February 2, 2008. We paid $28.3 million, $36.1 million, and $44.0 million related to this commitment during 2007, 2006, and 2005, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. The remaining $149.9 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, and other store security, supply, and maintenance commitments.

Note 11 — Discontinued operations

We report discontinued operations upon disposition of a component of our business when the cash flows have been or will be eliminated from our ongoing operations. As a result, our discontinued operations for 2007, 2006, and 2005, were comprised of the following:

	2007	2006	2005
(In thousands)
Closed stores	$(905)	$(2,659)	$(41,130)
KB Toys matters	12,912	18,531	(569)
Total pretax income (loss)	$12,007	$15,872	$(41,699)

Closed Stores

In 2005, we determined that the results of 130 stores closed in 2005 should be reported as discontinued operations for all periods presented. The table below identifies the significant components of income (loss) from discontinued operations for these closed stores for 2007, 2006, and 2005, respectively.

	2007	2006	2005
(In thousands)
Net sales	$—	$—	$215,154
Gross margin	—	—	74,109
Operating loss	$(905)	$(2,659)	$(41,130)

In 2007 and 2006, closed stores operating loss is primarily comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms and accretion on the lease termination costs of $0.2 million and $0.4 million, respectively. As discussed in more detail in note 8 to our consolidated financial statements, a pretax $0.7 million pension settlement charge was recognized in loss from discontinued operations in 2006. Additionally, in the fourth quarter of 2006, we reviewed the fair value of our lease termination cost liability and, as a result of achieving a higher level of savings than was previously estimated, we recognized a pretax $1.3 million reduction in the liability resulting in a partial reversal of charges incurred in 2005. In 2005, our results of discontinued operations for closed stores included the net sales and associated costs which were directly related to and specifically identifiable with these stores and exit-related pretax losses in the amount of $43.6 million for the write-down of property and inventory, severance and benefits, and lease termination costs.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued operations (Continued)

The table below summarizes the exit liabilities recorded as a result of the 130 store closures in 2005 and identifies the remaining obligations as of February 2, 2008:

	Write-down
	of Property,	Severance	Lease
	Inventory, and	and	Termination
	Deferred Rent	Benefits	Costs	Total
(In thousands)
Charges	$19,600	$3,300	$20,700	$43,600
Payments	—	(1,539)	(2,499)	(4,038)
Non-cash reductions	(19,600)	—	—	(19,600)
Remaining Obligations at January 28, 2006	—	1,761	18,201	19,962
Settlement savings	—	—	(1,346)	(1,346)
Accretion expense	—	—	411	411
Payments	—	(1,761)	(11,329)	(13,090)
Remaining Obligations at February 3, 2007	—	—	5,937	5,937
Settlement savings	—	—	(115)	(115)
Accretion expense	—	—	181	181
Payments	—	—	(3,523)	(3,523)
Remaining Obligations at February 2, 2008	$—	$—	$2,480	$2,480

Included in payments is sublease income of $0.3 million in 2007 and $0.1 million in 2006.

Property write-downs included assets used in normal operations of retail stores and included remaining unrecoverable net book values of fixtures, equipment, and signs. The inventory write-downs above were specific to the markdowns associated with the liquidation sales conducted at the closed stores which qualified for discontinued operations accounting treatment. We recorded markdowns throughout the year in the normal course of business. The markdowns associated with the liquidation sales were the only markdowns included in the exit liability table above.

As of February 2, 2008, we had 17 closed stores with leases that had not yet been terminated or subleased. Future cash outlays under these store closure obligations are anticipated to be $1.5 million in 2008, $0.6 million in 2009, $0.3 million in 2010, and $0.1 million thereafter.

KB Toys Matters

KB Toys acquired the KB Toys toy business from us pursuant to a Stock Purchase Agreement dated as of December 7, 2000 (“KB Stock Purchase Agreement”). On January 14, 2004, KB Toys filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. In connection with the KB Toys business, we incurred charges and subsequently partially reversed charges which have been recognized in our consolidated statements of operations for 2007, 2006, and 2005.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued operations (Continued)

The following table summarizes these charges and reversals:

	2007	2006	2005
(In thousands)
Continuing Operations
HCC Note — Partial recovery (charge-off)	$5,172	$—	$(6,389)
Discontinued Operations
Lease indemnifications	12,787	14,546	430
Tax indemnifications and other	125	5,425	—
Pittsfield distribution center	—	(1,440)	(999)
KB matters pretax income (loss) from discontinued operations	$12,912	$18,531	$(569)

HCC Note — Partial Recovery (Charge-Off)

As partial consideration for our sale of the KB Toys business in 2000, we received a 10 year note from Havens Corners Corporation, a subsidiary of KB Acquisition Corporation and a party to the 2003 bankruptcy proceedings, in the aggregate principal amount of $45.0 million (principal and interest together known as the “HCC Note”). Upon receipt, we recorded the HCC Note at its estimated fair value. The HCC Note became immediately due and payable to us at the time of KB Toys’ bankruptcy filing in January 2004 and we recorded a pretax charge in the amount of $9.6 million in 2003 to continuing operations to write-down the value of the HCC Note to its then estimated fair value of $7.3 million. Under the KB Toys bankruptcy plan (“KB Plan”), confirmed by the bankruptcy court on August 18, 2005, we expected to receive $0.9 million on our claim for payment of the HCC Note from the bankruptcy trust. As a result, we recorded a pretax charge to continuing operations in 2005 in the amount of $6.4 million to reduce the carrying value of the HCC Note to $0.9 million. In the fourth quarter of 2006, we received $0.7 million as a result of our legal settlement with the former principals of the KB Toys business and applied these proceeds against the carrying value of the HCC Note. In the fourth quarter of 2007, we reached agreement with the KB Toys bankruptcy trust with respect to all of our pending claims against the bankruptcy trust. As a result, we received approximately $7.2 million from the KB Toys bankruptcy trust representing payment of our claims. Approximately $5.4 million of these proceeds related to our HCC Note claim and $1.8 million related principally to our lease indemnification and mortgage guarantee claims. The HCC Note proceeds were recorded as a $0.2 million payment against the outstanding note balance and the remaining $5.2 million was recorded as a reduction of selling and administrative expenses for recovery of the prior partial charge-offs. As of February 2, 2008, we no longer carried a balance on our consolidated balance sheet for the HCC Note. The lease indemnification and mortgage guarantee proceeds of $1.8 million were recorded as income from discontinued operations.

Lease Indemnifications

When we acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996, we provided, among other things, an indemnity to CVS with respect to any losses resulting from KB Toys’ failure to pay all monies due and owing under any KB Toys lease or mortgage obligation. While we controlled the KB Toys business, we provided guarantees with respect to a limited number of additional KB Toys store leases. As part of the sale of the KB Toys business by us, and in accordance with the terms of the KB Stock Purchase Agreement, KB Toys similarly agreed to indemnify us with respect to all lease and mortgage obligations. These guarantee and lease obligations are collectively referred to as the “KB Lease Obligations.” In connection with the bankruptcy, KB Toys rejected 226 store leases and two distribution center leases for which we believe we may have guarantee or indemnification obligations (collectively referred to as the “KB bankruptcy lease obligations”). We estimated and recorded pretax charges in discontinued operations of $24.4 million with respect to 90 leases rejected by KB Toys in

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued operations (Continued)

2003 and $8.6 million with respect to 72 leases rejected by KB Toys in 2004. In 2005, an additional 33 store leases and two distribution center leases were rejected. During 2005, we reversed approximately $0.4 million of the KB bankruptcy lease obligation originally providing for professional fees that were no longer expected to be incurred. During 2006, we reversed approximately $14.5 million of the KB bankruptcy lease obligation to reflect the revised estimated amount expected to be paid by us. We based the revision of the KB bankruptcy lease obligation on the number of demand notices that we had received from landlords and used information received from KB Toys, the bankruptcy trust, and our own lease records which date back to when we owned the KB Toys business. In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys bankruptcy lease obligations. In the fourth quarter of 2007, we reversed approximately $8.8 million of the KB bankruptcy lease obligation to reduce the amount on our consolidated balance sheet to zero as of February 2, 2008. While we are still obligated to perform, if presented with a valid claim, under the guarantee and indemnification agreements with respect to these rejected leases, we believe that the likelihood of any additional payments that we will be required to make as a result of these rejected leases is remote.

We continue to have KB Lease Obligations with respect to approximately 52 open KB Toys stores. In 2007, we entered into an agreement with KB Toys and various Prentice Capital entities (owners/affiliates of KB Toys) which we believe provides for a cap of our liability under the existing KB Toys guaranteed store leases and an indemnification from the Prentice Capital entities with respect to any renewals, extensions, modifications, or amendments of these guaranteed leases which could potentially add incremental liability to us beyond the date of the agreement, September 24, 2007. Under these agreements, KB Toys is required to update us periodically with respect to the status of any remaining leases which they believe we have guaranteed. In addition, we have the right to request the net asset value of Prentice Capital Offshore in order to monitor the sufficiency of its indemnification. Because our guarantee of KB Toys leases was issued prior to January 1, 2003, it is not subject to the fair value recognition provisions of FIN No. 45. However, we will recognize a liability if a loss in connection with any of the KB Lease Obligations becomes probable and reasonably estimable.

Pittsfield Distribution Center

As a result of our guarantee of a mortgage obligation on one of KB Toy’s distribution centers and the KB Toys bankruptcy, we received notice of a default relating to a first mortgage (guaranteed by CVS) on the Pittsfield, Massachusetts distribution center (“Pittsfield DC”). On November 5, 2004, we satisfied our indemnity obligation with respect to the Pittsfield DC with a payment of $8.4 million. We recorded a pretax charge to discontinued operations in 2004 in the amount of $2.7 million to reflect our best estimate of the difference between the subrogation rights flowing from the indemnification payment and the net realizable value of the Pittsfield DC.

In the fourth quarter of 2005, we initiated plans to dispose of the Pittsfield DC. The property was classified as held-for-sale, and accordingly, its carrying value was adjusted to its estimated fair value less applicable selling costs resulting in a pretax non-cash impairment charge of $0.7 million and other related charges of $0.3 million included in loss from discontinued operations. In the fourth quarter of 2006, we sold the Pittsfield DC for approximately $3.9 million, net of selling costs and recognized a $1.4 million loss, net of tax included in income from discontinued operations.

Other KB Toys Matters

In addition to including KB Toys’ indemnity of us with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB Toys by us and of us by KB Toys. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, we were to indemnify KB Toys for tax

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued operations (Continued)

losses generally related to the periods prior to our sale of KB Toys. During the fourth quarter of 2006, we reversed prior pretax charges of approximately $4.7 million and net income tax contingencies of approximately $1.7 million, in income from discontinued operations primarily related to income and sales tax indemnification contingency reserves. We estimated this reversal of charges based on information that we received as a result of our settlement discussions with the bankruptcy trust and KB Toys in an attempt to resolve the tax indemnification claims.

During 2006, we recorded $0.7 million in discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

Note 12 — Business Segment data

We manage our business based on one segment, broadline closeout retailing. During the first quarter of 2007, in connection with the completion of the internal re-alignment of certain merchandising departments and classes between our divisional merchandising managers, we determined that the following six merchandise categories most directly match our internal management and reporting of merchandise net sales results: Consumables, Home, Furniture, Hardlines, Seasonal, and Other. Effective for the first quarter of 2007, we use these six categories externally to report net sales information by each merchandise group in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior period amounts presented have been reclassified to conform to the current year presentation.

	2007	2006	2005
(In thousands)
Consumables	$1,339,433	$1,317,095	$1,225,798
Home	783,047	842,974	785,352
Furniture	687,292	681,952	599,664
Hardlines	629,119	645,338	587,304
Seasonal	597,933	584,762	575,374
Other	619,478	670,927	656,413
Net sales	$4,656,302	$4,743,048	$4,429,905

The Consumables category includes the food, health and beauty, plastics, paper, and pet departments. The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. Case goods consist of bedroom, dining room, and living room furniture. The Hardlines category includes the electronics, appliances, tools, and home maintenance departments. The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments. The Other category includes the toy, jewelry, infant accessories, and apparel departments. Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)

The fourth quarter of fiscal year 2006 was 14 weeks. All other quarters were 13 weeks. Summarized quarterly financial data for 2007 and 2006 was as follows:

Fiscal Year 2007	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,128,399	$1,084,891	$1,030,638	$1,412,374	$4,656,302
Gross margin	446,913	421,074	411,806	560,550	1,840,343
Income from continuing operations	29,024	22,135	14,373	85,648	151,180
Income from discontinued operations	(260)	1,249	(75)	6,367	7,281
Net income	28,764	23,384	14,298	92,015	158,461
Earnings per share — basic:
Continuing operations	0.26	0.21	0.14	0.97	1.49
Discontinued operations	—	0.01	—	0.07	0.07
	0.26	0.22	0.14	1.05	1.56
Earnings per share — diluted:
Continuing operations	0.26	0.21	0.14	0.97	1.47
Discontinued operations	—	0.01	—	0.07	0.07
	$0.26	$0.22	$0.14	$1.04	$1.55

Fiscal Year 2006	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,091,622	$1,056,535	$1,049,537	$1,545,354	$4,743,048
Gross margin	438,322	412,293	415,345	625,472	1,891,432
Income from continuing operations	14,504	4,704	1,819	91,591	112,618
Income (loss) from discontinued operations	(791)	(405)	(85)	12,708	11,427
Net income	13,713	4,299	1,734	104,299	124,045
Earnings per share — basic:
Continuing operations	0.13	0.04	0.02	0.84	1.02
Discontinued operations	(0.01)	—	—	0.12	0.10
	0.12	0.04	0.02	0.96	1.12
Earnings per share — diluted:
Continuing operations	0.13	0.04	0.02	0.83	1.01
Discontinued operations	(0.01)	—	—	0.11	0.10
	$0.12	$0.04	$0.02	$0.94	$1.11
____________________

(a)	Earnings per share calculations for each quarter were based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four quarters may not necessarily be equal to the full year earnings per share amount.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Internal control systems, no matter how well designed and operated, have inherent limitations, including the possibility of the circumvention or overriding of controls. Due to these inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. As a result, projections of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control system as of February 2, 2008. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 2, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in the Financial Statements and Supplementary Data section of this Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new point of sale register system in all of our stores. We have approximately 700 of the 1,353 stores on the new system in 2007 and we expect to complete the roll out to the remaining stores in 2008. The implementation of the new system required us to modify our internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2008 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference with response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation,” in the 2008 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information contained under the captions “Proposal Two: Approval of Amendment to the Big Lots 2005 Long-Term Incentive Plan – Equity Compensation Plan Information” and “Stock Ownership” in the 2008 Proxy Statement, with respect to securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Governance – Determination of Director Independence” and “Governance – Related Person Transactions” in the 2008 Proxy Statement, with respect to the review of director independence and transactions with related parties, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the captions “Audit Committee Disclosure – Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure – Fees Paid to Independent Registered Public Accounting Firm” in the 2008 Proxy Statement, with respect to the fees paid to Deloitte & Touche LLP and the Audit Committee’s pre-approval policies and procedures, is incorporated herein by reference in response to this item.

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

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Charged to		Charged
	Beginning	Cost and		to Other
Description	of Year	Expense		Accounts	Deductions		End of Year
(In thousands)
Inventory Valuation Allowance
Fiscal year ended February 2, 2008	$1,552	249		—	667		$1,134	(a)
Fiscal year ended February 3, 2007	$1,173	580		—	201		$1,552	(a)
Fiscal year ended January 28, 2006	$776	672		—	275		$1,173	(a)

Closed Store Liabilities
Fiscal year ended February 2, 2008	$5,937	66	(b)	—	3,523		$2,480	(c)
Fiscal year ended February 3, 2007	$19,962	(935	)(b)	—	13,090		$5,937	(c)
Fiscal year ended January 28, 2006	$—	43,600	(d)	—	23,638	(e)	$19,962	(f)
____________________

(a)	Consists of markdowns of aged goods.

(b)	Consists of reversal of charges related to contract termination costs and accretion on contract termination cost liability.

(c)	Consists of remaining liability for contract termination costs.

(d)	Includes charges for the write-down of property, inventory, and deferred rent; severance and benefits; and contract termination costs.

(e)	Includes non-cash reductions for the write-down of property, inventory, and deferred rent, and cash payments for severance and benefits and contract termination costs.

(f)	Consists of the remaining liability for severance and benefits and contract termination costs related to closed stores.

(3)	Exhibits. Exhibits marked with an asterisk (*) are filed herewith. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).

3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).

3.2	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).

4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).

10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).

10.3	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).

10.4	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated January 6, 2005).

10.5	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 11, 2005).

10.6	Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 17, 2005).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated February 21, 2006).

10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to our Form 8-K dated March 9, 2007).

10.10	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.11	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.12	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).

10.13	Big Lots 2006 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 25, 2006).

Exhibit No.	Document
10.14	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).

10.15	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).

10.16	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).

10.17	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).

10.18	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).

10.19	Big Lots, Inc. Non-Employee Director Compensation Package, effective August 15, 2006 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 15, 2006).

10.20	Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 6, 2005).

10.21	First Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated February 21, 2006).

10.22	Second Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 9, 2007).

10.23	Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10 to our Form 10-Q for the quarter ended November 1, 2003).

10.24	Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10(s) to our Form 10-K for the year ended January 31, 2004).

10.25	Employment Agreement with Donald A. Mierzwa (incorporated herein by reference to Exhibit 10(r) to our Form 10-K for the year ended January 31, 2004).

10.26	Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2005).

10.27	Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2005).

10.28	Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 29, 2005).

10.29	Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for quarter ended April 29, 2006).

10.30*	Employment Agreement with Robert S. Segal.

10.31	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10(r) to our Form 10-K for the year ended January 30, 1999).

10.32	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10(s) to our Form 10-K for the year ended January 30, 1999).

10.33	Form of Retention Package Memorandum (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated January 6, 2005).

10.34	Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated October 29, 2004).

10.35	First Amendment to Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 25, 2005).

Exhibit No.	Document
10.36

Second Amendment to Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.36 to our Form 10-K for the year ended February 3, 2007).

10.37	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).

10.38

Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2008.

BIG LOTS, INC.

By:	/s/ Steven S. Fishman
Steven S. Fishman
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April 2008.

/s/ Steven S. Fishman	/s/ Joe R. Cooper
Steven S. Fishman	Joe R. Cooper
Chairman of the Board, Chief Executive Officer	Senior Vice President and Chief Financial Officer
and President (Principal Executive Officer)	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Sheldon M. Berman*	/s/ Jeffrey P. Berger*
Sheldon M. Berman	Jeffrey P. Berger
Director	Director

/s/ David T. Kollat*	/s/ Russell Solt*
David T. Kollat	Russell Solt
Director	Director

/s/ Brenda J. Lauderback*	/s/ James R. Tener*
Brenda J. Lauderback	James R. Tener
Director	Director

/s/ Philip E. Mallott*	/s/ Dennis B. Tishkoff*
Philip E. Mallott	Dennis B. Tishkoff
Director	Director

*	The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney- in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 5th day of March 2008, and filed herewith.

By:	/s/ Charles W. Haubiel II
Charles W. Haubiel II
Attorney-in-Fact