Form 10-K/A
period 2008-02-02
BIG LOTS INC
filed 2008-04-09
CIK 768835

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

The number of the Registrant’s Common Shares outstanding as of March 28, 2008 was 81,370,433.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of the Annual Report on Form 10-K.

EXPLANATORY NOTE

On April 1, 2008, Big Lots, Inc. (“we,” “us,” and “our”) filed our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“Form 10-K”).  We unintentionally omitted Exhibit 10.30 from our Form 10-K filing.  We are filing this amendment to the Form 10-K (“Amendment No. 1”) to file Exhibit 10.30.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we have set forth the complete text of Item 15(a)(3) as amended.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.  This Amendment No. 1 does not otherwise update information in the Form 10-K to reflect events occurring subsequent to the date of the Form 10-K. Except as described above, no other amendments are being made to the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3)      Exhibits.  Exhibits marked with an asterisk (*) were filed with the Form 10-K.  Exhibits marked with two asterisks (**) are filed with this Amendment No. 1.  Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits.  Exhibits 10.1 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document

2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).

3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).

3.2	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).

4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).

10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).

10.3	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).

10.4	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated January 6, 2005).

10.5	Form of Restricted Stock Award Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 11, 2005).

10.6	Big Lots 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 17, 2005).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated February 21, 2006).

10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to our Form 8-K dated March 9, 2007).

10.10	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.11	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.12	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).

10.13	Big Lots 2006 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 25, 2006).

10.14	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).

10.15	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).

10.16	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).

10.17	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).

10.18	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).

10.19	Big Lots, Inc. Non-Employee Director Compensation Package, effective August 15, 2006 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 15, 2006).

10.20	Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 6, 2005).

10.21	First Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated February 21, 2006).

10.22	Second Amendment to Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 9, 2007).

10.23	Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10 to our Form 10-Q for the quarter ended November 1, 2003).

10.24	Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10(s) to our Form 10-K for the year ended January 31, 2004).

10.25	Employment Agreement with Donald A. Mierzwa (incorporated herein by reference to Exhibit 10(r) to our Form 10-K for the year ended January 31, 2004).

10.26	Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2005).

10.27	Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2005).

10.28	Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 29, 2005).

10.29	Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for quarter ended April 29, 2006).

10.30**	Employment Agreement with Robert S. Segal.

10.31	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10(r) to our Form 10-K for the year ended January 30, 1999).

10.32	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10(s) to our Form 10-K for the year ended January 30, 1999).

10.33	Form of Retention Package Memorandum (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated January 6, 2005).

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

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney for Sheldon M. Berman, David T. Kollat, Brenda J. Lauderback, Philip E. Mallott, Jeffrey P. Berger, Russell Solt, James R. Tener, and Dennis B. Tishkoff.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.1**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of April 2008.

BIG LOTS, INC.

By:	/s/ Joe R. Cooper
Joe R. Cooper
Senior Vice President and
Chief Financial Officer