Form 10-Q
period 2008-05-03
BIG LOTS INC
filed 2008-06-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 4, 2008, was 81,629,668.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 3, 2008

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Net sales	$1,151,589	$1,128,399
Cost of sales	687,798	681,486
Gross margin	463,791	446,913
Selling and administrative expenses	386,856	382,686
Depreciation expense	18,778	21,764
Operating profit	58,157	42,463
Interest expense	(1,412)	(92)
Interest and investment income	12	3,010
Income from continuing operations before income taxes	56,757	45,381
Income tax expense	22,271	16,357
Income from continuing operations	34,486	29,024
Income (loss) from discontinued operations, net of tax expense (benefit) of $14 and $(166), respectively	23	(260)
Net income	$34,509	$28,764

Earnings per common share - basic
Continuing operations	$0.43	$0.26
Discontinued operations	-	-
	$0.43	$0.26

Earnings per common share - diluted
Continuing operations	$0.42	$0.26
Discontinued operations	-	-
	$0.42	$0.26

Weighted-average common shares outstanding:
Basic	80,918	109,919
Dilutive effect of share-based awards	798	1,765
Diluted	81,716	111,684

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) May 3, 2008	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$43,186	$37,131
Inventories	724,629	747,942
Deferred income taxes	54,259	53,178
Other current assets	51,798	52,859
Total current assets	873,872	891,110
Property and equipment - net	478,947	481,366
Deferred income taxes	50,510	51,524
Other assets	19,542	19,815
Total assets	$1,422,871	$1,443,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,531	$260,272
Property, payroll, and other taxes	71,453	65,260
Accrued operating expenses	61,533	62,978
Insurance reserves	36,244	37,762
Accrued salaries and wages	27,961	37,531
Income taxes payable	21,550	36,541
Total current liabilities	476,272	500,344
Long-term obligations	165,400	163,700
Deferred rent	34,120	35,955
Insurance reserves	44,342	45,092
Unrecognized tax benefits	26,827	25,353
Other liabilities	35,646	34,885
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 80,608 shares and 82,682 shares, respectively	1,175	1,175
Treasury shares - 36,887 shares and 34,813 shares, respectively, at cost	(820,212)	(784,718)
Additional paid-in capital	493,697	490,959
Retained earnings	971,946	937,571
Accumulated other comprehensive income (loss)	(6,342)	(6,501)
Total shareholders' equity	640,264	638,486
Total liabilities and shareholders' equity	$1,422,871	$1,443,815

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance - February 3, 2007	109,633	$1,175	7,862	$(124,182)	$477,318	$781,325	$(5,933)	$1,129,703
Net income	-	-	-	-	-	28,764	-	28,764
Other comprehensive income
Amortization of pension, net of tax of $(89)	-	-	-	-	-	-	122	122
Comprehensive income	-	-	-	-	-	-	-	28,886
Adoption of FIN No. 48	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(3,241)	-	3,241	(113,732)	-	-	-	(113,732)
Exercise of stock options	2,318	-	(2,318)	36,143	(6,029)	-	-	30,114
Tax benefit from share-based awards	-	-	-	-	14,998	-	-	14,998
Sale of treasury shares used for deferred compensation plan	57	-	(57)	618	1,037	-	-	1,655
Share-based employee compensation expense	-	-	-	-	2,310	-	-	2,310
Balance - May 5, 2007	108,767	1,175	8,728	(201,153)	489,634	807,874	(5,811)	1,091,719
Net income	-	-	-	-	-	129,697		129,697
Other comprehensive income
Amortization of pension, net of tax of $(766)	-	-	-	-	-	-	1,124	1,124
Valuation adjustment of pension, net of tax of $1,245	-	-	-	-	-	-	(1,814)	(1,814)
Comprehensive income	-	-	-	-	-	-	-	129,007
Purchases of common shares	(26,818)	-	26,818	(601,179)	-	-		(601,179)
Exercise of stock options	424	-	(424)	10,803	(4,994)	-	-	5,809
Restricted shares awarded	286	-	(286)	6,662	(6,662)	-	-	-
Tax benefit from share-based awards	-	-	-	-	4,823	-	-	4,823
Sale of treasury shares used for deferred compensation plan	23	-	(23)	149	561	-	-	710
Share-based employee compensation expense	-	-	-	-	7,597	-		7,597
Balance - February 2, 2008	82,682	1,175	34,813	(784,718)	490,959	937,571	(6,501)	638,486
Net income	-	-	-	-	-	34,509	-	34,509
Other comprehensive income
Amortization of pension, net of tax of $(81)	-	-	-	-	-	-	119	119
Comprehensive income	-	-	-	-	-	-	-	34,628
Adoption of SFAS No. 158 - measurement date	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	86	-	(86)	1,910	(778)	-	-	1,132
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Tax benefit from share-based awards	-	-	-	-	219	-	-	219
Sale of treasury shares used for deferred compensation plan	8	-	(8)	64	138	-	-	202
Share-based employee compensation expense	-	-	-	-	3,199	-	-	3,199
Balance - May 3, 2008	80,608	$1,175	36,887	$(820,212)	$493,697	$971,946	$(6,342)	$640,264

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Operating activities:
Net income	$34,509	$28,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,730	20,474
Deferred income taxes	(87)	(5,906)
Loss on disposition of equipment	536	85
Non-cash share-based compensation expense	3,199	2,310
Pension	(87)	372
Change in assets and liabilities:
Inventories	23,313	(39,315)
Accounts payable	(2,741)	28,310
Current income taxes	(14,426)	(21,882)
Other current assets	1,308	(3,158)
Other current liabilities	(4,755)	(8,819)
Other assets	162	(1,607)
Other liabilities	(24)	(301)
Net cash provided by (used in) operating activities	58,637	(673)

Investing activities:
Capital expenditures	(18,278)	(7,995)
Purchase of short-term investments	-	(385,025)
Redemption of short-term investments	-	385,025
Cash proceeds from sale of equipment	183	114
Other	(1)	(11)
Net cash used in investing activities	(18,096)	(7,892)

Financing activities:
Proceeds from long-term obligations	527,900	-
Payment of long-term obligations	(526,431)	(17)
Proceeds from the exercise of stock options	1,132	30,114
Excess tax benefit from share-based awards	219	14,998
Payment for treasury shares acquired	(37,508)	(109,720)
Treasury shares sold for deferred compensation plan	202	1,655
Net cash used in financing activities	(34,486)	(62,970)

Increase (decrease) in cash and cash equivalents	6,055	(71,535)
Cash and cash equivalents:
Beginning of period	37,131	281,657
End of period	$43,186	$210,122

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,445	$2
Cash paid for income taxes (excluding impact of refunds)	$36,546	$28,542
Non-cash activity:
Assets acquired under capital leases	$-	$799
Treasury shares acquired, but not settled	$-	$4,012
Accrued property and equipment	$6,707	$4,164

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At May 3, 2008, we operated 1,354 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“2007 Form 10-K”).

Fiscal Periods
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2008 (“2008”) is comprised of the 52 weeks that began on February 3, 2008 and will end on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008.  The fiscal quarters ended May 3, 2008 (“first quarter of 2008”) and May 5, 2007 (“first quarter of 2007”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs), costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $50.4 million and $54.4 million for the first quarter of 2008 and the first quarter of 2007, respectively.

Selling and administrative expenses in the first quarter of 2007 were reduced by $3.9 million of insurance proceeds as received for damages relating to hurricanes occurring in 2005.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, internet, in-store point of purchase and print media, and are included in selling and administrative expenses.  Advertising expenses were $25.3 million and $26.6 million for the first quarter of 2008 and the first quarter of 2007, respectively.

Recent Accounting Pronouncements
Effective February 3, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities on a prospective basis.  The Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, which we will adopt effective February 1, 2009.  SFAS No. 157 addresses how companies should approach measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements.  The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in fair value measurements.  SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values.  The adoption of this statement for financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.  The adoption of this statement for non-financial assets and liabilities in 2009 is not expected to have a material impact on our financial condition, results of operations, or liquidity.  See note 2 to these consolidated financial statements for additional information about our adoption of SFAS No. 157.

Effective February 3, 2008, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which require us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet.  Previously, our pension plans had a measurement date of December 31.  Switching to the new measurement date required one-time adjustments of $0.1 million to retained earnings and less than $0.1 million to accumulated other comprehensive income in the first quarter of 2008 per the transition guidance of SFAS No. 158.  We adopted the funding recognition provisions of SFAS No. 158 in 2006.  See note 5 to these financial statements for additional information about our employee benefit plans.

Effective February 3, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits us to choose to measure certain financial instruments and other items at fair value.  We did not elect to measure any additional financial assets or liabilities at fair value.

NOTE 2 – FAIR VALUE MEASUREMENTS

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2, defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of May 3, 2008, we had $14.3 million of mutual fund assets and $15.5 million of a nonqualified deferred compensation plan liability.  The fair value of the mutual fund assets was based on each funds’ quoted market value per share in an active market and was considered a Level 1 valuation.  Although we are under no obligation to fund employees' nonqualified accounts, the fair value of the related nonqualified defined compensation liability was based on the fair value of the mutual fund assets and our common shares, which we report as treasury shares.  The fair value measurement of the deferred compensation liability was also considered a Level 1 valuation because the liability was measured by quoted prices in an active market.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 3, 2008 or May 5, 2007, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the first quarter of 2008 and the first quarter of 2007, 1.9 million and 1.1 million, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options are generally outstanding stock options where the exercise price is greater than the weighted-average market price of our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury share method.

Share Repurchase Program
In the first quarter of 2008, we acquired approximately 2.2 million of our outstanding common shares for $37.5 million, which completed the $150.0 million share repurchase program previously approved by our Board of Directors that we announced on November 30, 2007 (“November 2007 Repurchase Program”).  We recorded the shares acquired in the first quarter of 2008 as treasury shares, at cost, and these shares are available to meet obligations under our equity compensation plans and for general corporate purposes.

NOTE 4 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our equity compensation plans approved by our shareholders.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2007 Form 10-K, are expensed and reported as nonvested shares as that term is defined in SFAS No. 123(R).  We recognized share-based compensation expense of $3.2 million and $2.3 million in the first quarter of 2008 and the first quarter of 2007, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in note 7 to the consolidated financial statements in our 2007 Form 10-K).

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	First Quarter
	2008	2007

Weighted-average fair value of stock options granted	$8.57	$11.54
Risk-free interest rate	2.2%	4.4%
Expected life (years)	4.3	4.4
Expected volatility	48.7%	42.5%
Expected annual forfeiture rate	3.0%	3.0%

A summary of the stock option activity for the first quarter of 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2008	4,124,470	$19.20
Granted	930,000	21.06
Exercised	(85,795)	13.20
Forfeited	(301,540)	36.18
Outstanding stock options at May 3, 2008	4,667,135	$18.58	5.6	$46,074
Vested and expected to vest at May 3, 2008	4,445,354	$18.49	5.6	$44,299
Exercisable at May 3, 2008	2,014,235	$15.69	5.0	$25,762

The stock options granted in the first quarter of 2008 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the restricted stock awards activity for the first quarter of 2008 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards at February 2, 2008	320,900	$28.72
Granted	370,000	21.06
Vested	(1,800)	26.43
Forfeited	(7,500)	28.73
Restricted stock awards at May 3, 2008	681,600	$24.57

The restricted stock awards granted in the first quarter of 2008 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock awards will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock awards will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock awards will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the first trigger but before the lapse of five years.  On the grant date, we estimated a three-year period for vesting of these awards based on the assumed achievement of the higher financial performance objective.

During the first quarter of 2008 and the first quarter of 2007, the following activity occurred under our share-based plans:

	First Quarter
	2008	2007
(In thousands)
Total intrinsic value of stock options exercised	$854	$38,881
Total fair value of restricted stock vested	37	1,999

The total unearned compensation cost related to all share-based awards outstanding at May 3, 2008 was approximately $30.7 million.  This compensation cost is expected to be recognized through May 2012 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.7 years from May 3, 2008.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

Weighted-average assumptions used to determine net periodic pension cost were as follows:

	First Quarter
	2008	2007
Discount rate	6.5%	5.9%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/07	12/31/06

The components of net periodic pension cost were as follows:

	First Quarter
	2008	2007
(In thousands)
Service cost - benefits earned in the period	$610	$658
Interest cost on projected benefit obligation	833	787
Expected investment return on plan assets	(977)	(1,072)
Amortization of actuarial loss	206	174
Amortization of prior service cost	(9)	34
Amortization of transition obligation	3	3
Net periodic pension cost	$666	$584

In the first quarter of 2008, we contributed $0.8 million to the qualified defined benefit pension plan in order to maintain the minimum funding levels, in accordance with existing regulations.  We made these contributions in part due to lower than expected year to date investment performance.

NOTE 6 – INCOME TAXES

The effective income tax rate for income from continuing operations was 39.2% during the first quarter of 2008.  The effective income tax rate for the first quarter of 2007 for income from continuing operations was 36.0%, which benefited from the reduction in a valuation allowance related to a capital loss carryover, primarily due to realized investment gains, and the effect of nontaxable municipal interest income.

There was no material change in the net amount of unrecognized tax benefits in the first quarter of 2008.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 2, 2009 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of California, Ventura County, alleging that we violated certain California wage and hour laws (“Espinosa matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of 2006, we reached a tentative settlement with the plaintiff concerning the Espinosa matter. On November 6, 2006, the court issued an order granting preliminary approval of the tentative settlement. On April 30, 2007, the court entered the final order approving the class action settlement and judgment of dismissal with prejudice.  Two class members whose objections to the settlement were overruled by the court appealed the final order to the California Court of Appeal, challenging the settlement.  The same two objectors also filed a separate class action in federal court in the Northern District of California alleging the same class claims that were tentatively settled through the California matter.  The federal court stayed the federal action pending resolution of the appeal before the California Court of Appeal.  The objectors recently dismissed the federal action with prejudice.  The objectors also recently dismissed the appeal.  The parties are awaiting the Court of Appeal's final remittitur of the case to the trial court.  In the third quarter of 2006, we recorded a pretax charge of $6.5 million included in selling and administrative expenses for the agreed-upon settlement amount of the Espinosa matter.  We believe the settlement will be paid out in fiscal 2008.

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 3, 2007, approximately 1,100 individuals had joined the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The trial began on May 7, 2008 and concluded on May 15, 2008.  As of the date of this report, a decision has not been issued.  We cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter"). The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  The court has not determined whether the case may proceed as a class action, and has not set any deadlines for class certification or trial.  At this stage of the case, we cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In May 2007, two class action complaints were filed against us, one in the Superior Court of California, Orange County (“Stary matter”), and one in the Superior Court of California, San Diego County (“Christopher matter”), alleging that we violated California law by requesting certain customer information in connection with the return of merchandise for which the customer sought to receive a refund to a credit card.  The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class of all other individuals who are similarly situated, statutory penalties, costs and attorneys' fees and seek injunctive relief.  We believe that substantially all of the purported class members of the Christopher matter are within the purported class of the Stary matter. The Stary matter has been transferred to the Superior Court of California, San Diego County, where it is being coordinated with the Christopher matter before the same judge.  Both matters were stayed pending the ruling of the California Court of Appeals, Fourth Appellate Division Three in a similar case involving another retailer.  The appellate court recently ruled in favor of the other retailer, holding that the California law at issue does not apply to merchandise return transactions.  After the opinion in that matter becomes final and the remittitur issues, which may not occur for some time, we anticipate seeking the dismissal of the Stary and Christopher matters based on the appellate court ruling.  In the interim, we will request that both matters remain stayed pending finality and the remittitur issuing.  As of the date of this report, we cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”). The first was filed in the Superior Court of California, Orange County, and we believe this action is similar in nature to the Seals matter. We are seeking to coordinate and/or to consolidate the two cases before one court. The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiff seeks to recover, on her own behalf and on behalf of a California statewide class of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. We believe these two matters overlap and we intend to transfer venue and/or to consolidate the two cases before one court.  The allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter.  At the date of this report, we cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend vigorously to defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

NOTE 8 – BUSINESS SEGMENT DATA

We manage our business based on one segment, broadline closeout retailing.  We report the following six merchandise categories:  Consumables, Home, Furniture, Hardlines, Seasonal, and Other.  The Consumables category includes the food, health and beauty, plastics, paper, and pet departments.  The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, and occasional furniture.  The Hardlines category includes the electronics, appliances, tools, and home maintenance departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Other category includes the toy, jewelry, infant accessories, and apparel departments.   Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations.

The following is net sales data by category:
	First Quarter
	2008	2007
(In thousands)
Consumables	$338,163	$317,201
Home	170,277	187,183
Furniture	202,257	188,679
Hardlines	136,169	144,667
Seasonal	169,554	170,201
Other	135,169	120,468
Net sales	$1,151,589	$1,128,399

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," “should,” “may,” "target," "forecast," “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes.  Each term defined in the notes has the same meaning in this item and the balance of this report.

The following are the results from the first quarter of 2008 that we believe are key indicators of our operating performance when compared to the operating performance from the first quarter of 2007:

•	Comparable store sales for stores open at least two years at the beginning of 2008 increased 3.4%.

•	Gross margin dollars increased $16.9 million.

•
Selling and administrative expenses as a percent of sales decreased 30 basis points to 33.6% of sales versus 33.9% of sales.  In the first quarter of 2007, selling and administrative expenses included the favorable impact of the receipt of $3.9 million (40 basis points) of insurance recoveries related to the 2005 hurricanes.

•	Depreciation expense as a percent of sales decreased 30 basis points to 1.6% of sales versus 1.9% of sales.

•
Interest expense increased to $1.4 million from $0.1 million.  Interest and investment income decreased to less than $0.1 million from $3.0 million.  We ended the first quarter of 2008 with debt of $165.4 million, which was directly attributable to $750 million of share repurchase activity during the March 2007 through February 2008 timeframe.

•
Diluted earnings per share from continuing operations improved to $0.42 per share compared to $0.26 per share.  This increase was driven by higher income from continuing operations and approximately 30.0 million fewer outstanding weighted-average diluted shares due to share repurchases under the repurchase programs authorized by our Board of Directors in 2007.

•
Net cash provided by operating activities was $58.6 million compared to net cash used in operating activities of $0.7 million, primarily due to lower receipts of merchandise inventory in the first quarter of 2008.

•
Average inventory levels were lower throughout the first quarter of 2008 compared to the first quarter of 2007 and, combined with the 3.4% increase in comparable store sales, resulted in a higher inventory turnover rate in the first quarter of 2008 than the first quarter of 2007.

•	We acquired 2.2 million of our common shares for approximately $37.5 million, which completed the $150.0 million November 2007 Repurchase Program.

See the discussion and analysis below for additional details of our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2008 and the first quarter of 2007

	2008	2007

Stores open at the beginning of the fiscal year	1,353	1,375
Stores opened during the period	2	2
Stores closed during the period	(1)	(1)
Stores open at the end of the period	1,354	1,376

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	59.7	60.4
Gross margin	40.3	39.6
Selling and administrative expenses	33.6	33.9
Depreciation expense	1.6	1.9
Operating profit	5.1	3.8
Interest expense	(0.1)	0.0
Interest income	0.0	0.3
Income from continuing operations before income taxes	4.9	4.0
Income tax expense	1.9	1.4
Income from continuing operations	3.0	2.6
Discontinued operations	0.0	0.0
Net income	3.0%	2.5%

FIRST QUARTER OF 2008 AND FIRST QUARTER OF 2007

Net Sales
Net sales increased 2.1% to $1,151.6 million for the first quarter of 2008, compared to $1,128.4 million for the first quarter of 2007.  The $23.2 million increase in net sales was due to comparable store sales for stores open at least two years at the beginning of 2008 increasing 3.4% in the first quarter of 2008, partially offset by fewer open stores.  Comparable store sales in the first quarter of 2008 were positively impacted by approximately 1.5% to 2% due to incremental sales resulting from two large closeout deals reported in our Other category: one from a major furniture manufacturer and one from a national drugstore chain.  Comparable store sales in the first quarter of 2008 were primarily driven by an increase in the value of the average basket as our “raise the ring” strategy continues to deliver positive results.  From a merchandising perspective, Consumables and Furniture were the best performing categories with comparable store sales increasing in the high-single digits.  Our Consumables sales performance produced positive results across most of its merchandise departments.  Our Furniture sales performance was driven by all merchandise departments within the category, with our strongest performance in mattresses.  After a slow start to the first quarter, sales in the Seasonal category, particularly lawn & garden and summer departments, accelerated and produced increases in comparable store sales in the low-single digits.  Sales and comparable store sales declined in the Home and Hardlines categories.

Net sales by product category, net sales by product category as a percentage of total net sales, and net sales change in dollars and percentage from the first quarter of 2008 to the first quarter of 2007 were as follows:

	First Quarter
	2008		2007		Change
($ in thousands)
Consumables	$338,163	29.4%	$317,201	28.1%	$20,962	6.6%
Home	170,277	14.8	187,183	16.6	(16,906)	(9.0)
Furniture	202,257	17.6	188,679	16.7	13,578	7.2
Hardlines	136,169	11.8	144,667	12.8	(8,498)	(5.9)
Seasonal	169,554	14.7	170,201	15.1	(647)	(0.4)
Other	135,169	11.7	120,468	10.7	14,701	12.2
Net sales	$1,151,589	100.0%	$1,128,399	100.0%	$23,190	2.1%

Gross Margin
Gross margin increased to $463.8 million for the first quarter of 2008, compared to $446.9 million for the first quarter of 2007, an increase of $16.9 million or 3.8%. The increase in gross margin was principally due to increased net sales of $23.2 million and a higher gross margin as a percentage of net sales.  Gross margin as a percentage of net sales increased to 40.3% in the first quarter of 2008 compared to 39.6% in the first quarter of 2007. The gross margin rate increase was principally due to higher initial markup on merchandise receipts, favorable shrink results related to physical inventories taken in 2008, and lower inbound freight costs.  We achieved lower inbound freight costs as a result of our transportation initiatives implemented in the middle of 2007 partially offset by higher fuel costs in the first quarter of 2008.

Selling and Administrative Expenses
Selling and administrative expenses increased to $386.9 million for the first quarter of 2008, compared to $382.7 million for the first quarter of 2007, an increase of $4.2 million or 1.1%. As a percentage of net sales, selling and administrative expenses were 33.6% for the first quarter of 2008 compared to 33.9% for the first quarter of 2007. In the first quarter of 2007, selling and administrative expenses were reduced by $3.9 million of insurance proceeds received for damages relating to hurricanes occurring in 2005. In the first quarter of 2008, the increase in selling and administrative expenses was primarily due to higher bonus expense, which resulted from record first quarter operating profit performance, legal fees related to the Louisiana matter (see note 7 to the accompanying consolidated financial statements for further discussion of the Louisiana matter), and higher share based compensation expense, in part due to the acceleration of vesting of stock options prior to the adoption of SFAS No 123(R) (as discussed more in note 7 to the consolidated financial statements in our 2007 Form 10-K).   Partially offsetting these items were lower store payroll and lower distribution and outbound transportation of $4.0 million.  Distribution and outbound transportation costs, which were included in selling and administrative expenses, decreased to $50.4 million for the first quarter of 2008 compared to $54.4 million for the first quarter of 2007. As a percentage of net sales, distribution and outbound transportation costs decreased by 40 basis points to 4.4% of net sales in the first quarter of 2008 as compared to 4.8% for the first quarter of 2007. The rate decrease was primarily a result of lower inventory levels, fewer cartons processed through the system due to the “raise the ring” merchandising strategy, and more one-way trips to the stores resulting in a higher shipping cost per mile but fewer miles traveled.   Partially offsetting these favorable distribution and outbound transportation items was the impact of higher fuel prices.

Depreciation Expense
Depreciation expense for the first quarter of 2008 was $18.8 million compared to $21.8 million for the first quarter of 2007. The lower level of capital expenditures over the previous two fiscal years and depreciation expense related to 5-year service life store remodel program assets which were placed in service in 2002 and 2003, resulted in the $3.0 million decrease in depreciation expense.  Lower capital expenditures in the prior two fiscal years principally related to fewer new store openings.

Interest Expense
Interest expense increased to $1.4 million for the first quarter of 2008, compared to $0.1 million for the first quarter of 2007.   The increase was principally due to increased weighted-average borrowings, which were $139.3 million in the first quarter of 2008 and zero in the first quarter of 2007.   Higher borrowings in the current year were caused by the $750 million of share repurchases under our 2007 share repurchase programs since March 2007.

Interest and Investment Income
Interest and investment income was less than $0.1 million for the first quarter of 2008, compared to $3.0 million for the first quarter of 2007.  The decrease in interest and investment income was principally due to higher levels of cash and cash equivalents available for investment in the first quarter of 2007.

Income Taxes
The effective income tax rate for the first quarter of 2008 for income from continuing operations was 39.2%.  The effective income tax rate for the first quarter of 2007 for income from continuing operations was 36.0%, and benefited from the reduction in a valuation allowance related to a capital loss carryover, primarily due to realized investment gains, and the effect of nontaxable municipal interest income .

Capital Resources and Liquidity
The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under our $500.0 million unsecured credit facility entered into in 2004 (“Credit Agreement”).  We use the Credit Agreement primarily to manage ongoing and seasonal working capital.  At May 3, 2008, the borrowings available under the Credit Agreement were $280.7 million, after taking into account outstanding borrowings of $165.4 million and the reduction in availability resulting from outstanding letters of credit totaling $53.9 million.  The weighted-average interest rate on our outstanding borrowings at May 3, 2008 was 3.44%.  We anticipate total indebtedness under the facility will be less than $225 million through the end of the second quarter of 2008.  Our borrowings have historically peaked in the third fiscal quarter as we build inventory levels prior to the Christmas holiday selling season. Given the seasonality of our business, the amount of borrowings under the Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak-selling season.  For a detailed description of the Credit Agreement, see note 3 to the consolidated financial statements in our 2007 Form 10-K.

Net cash provided by operating activities was $58.6 million for the first quarter of 2008 compared to net cash used in operating activities of $0.7 million in the first quarter of 2007.  Inventories decreased $23.3 million in the first quarter of 2008 versus an increase in inventories of $39.3 million in the first quarter of 2007.  Inventories were $72.9 million lower at the end of the first quarter of 2008 compared to the first quarter of 2007 as we achieved a higher rate of sales in the first quarter of 2008 than we expected on already tightly managed merchandise inventory levels.  We paid income taxes of $36.5 million and $28.4 million, net of refunds, in the first quarter of 2008 and the first quarter of 2007, respectively.  Additionally, we made annual bonus payments during the first quarter of each year.

Net cash used in investing activities, which was principally comprised of capital expenditures, was $18.1 million for the first quarter of 2008 compared to $7.9 million for the first quarter of 2007.  The increase in capital expenditures was driven by the continuing installation of our new point-of-sale register system, development and licensing cost associated with our SAP for Retail system implementation, and planned store retrofits.

Net cash used in financing activities was $34.5 million for the first quarter of 2008, compared to $63.0 million for the first quarter of 2007.  In the first quarter of 2008, we acquired approximately 2.2 million shares of our common shares for $37.5 million completing the November 2007 Repurchase Program.  In the first quarter of 2007, we disbursed $109.7 million for the acquisition of our common shares under our $500 million repurchase program announced on March 9, 2007, partially offset by $30.1 million of proceeds from the exercise of stock options and $15.0 million for the excess tax benefit on share-based awards.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in the 2007 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in management’s discussion and analysis of financial condition and results of operations contained in our 2007 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those contained in our 2007 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had no fixed rate long-term debt at May 3, 2008. An increase of 1% in our variable interest rate on our outstanding debt would not have a material effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new point of sale register system in all of our stores.  We have approximately 1,100 of our 1,354 stores on the new system at May 3, 2008, and we expect to complete the roll out to the remaining stores in 2008.  The implementation of the new system required us to modify our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 7 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the first quarter of 2008, there were no material changes to the risk factors previously disclosed in our 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchase of our common shares during the first quarter of 2008:

Issuer Purchases of Equity Securities

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2008 - March 1, 2008	2,170	$17.28	2,170	$-
March 2, 2008 - March 29, 2008	-	-	-	-
March 30, 2008 - May 3, 2008	-	-	-	-
Total	2,170	$17.28	2,170	$-

(1)
In the first quarter of 2008, we purchased through open market transactions approximately 2.2 million of our outstanding common share for $37.5 million, which completed the November 2007 Repurchase Program.  We recorded the shares acquired in the first quarter of 2008 as treasury shares, at cost, and these shares are available to meet obligations under equity compensation plans and for general corporate purposes.

(2)	The average price paid per share includes a per share commission paid to the executing broker/dealer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. Exhibits 10.1 through 10.5 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document

10.1	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 29, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2008).

10.2	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 29, 2008).

10.3	Big Lots, Inc. Non-Employee Director Compensation Package effective May 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2008).

10.4*	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008.

10.5*	Amendment to the Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2008

BIG LOTS, INC.
By: /s/ Joe R. Cooper
Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)