Form 10-Q
period 2008-08-02
BIG LOTS INC
filed 2008-09-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of August 29, 2008, was 82,025,708.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 2, 2008

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales	$1,105,189	$1,084,891	$2,256,778	$2,213,290
Cost of sales	670,385	663,817	1,358,183	1,345,303
Gross margin	434,804	421,074	898,595	867,987
Selling and administrative expenses	370,885	365,823	757,741	748,509
Depreciation expense	20,458	21,828	39,236	43,592
Operating profit	43,461	33,423	101,618	75,886
Interest expense	(1,106)	(105)	(2,518)	(197)
Interest and investment income	14	1,592	26	4,602
Income from continuing operations before income taxes	42,369	34,910	99,126	80,291
Income tax expense	16,222	12,775	38,493	29,132
Income from continuing operations	26,147	22,135	60,633	51,159
Income (loss) from discontinued operations, net of tax expense (benefit) of $(73), $795, $(59), and $629, respectively	(122)	1,249	(99)	989
Net income	$26,025	$23,384	$60,534	$52,148

Earnings per common share - basic
Continuing operations	$0.32	$0.21	$0.75	$0.47
Discontinued operations	-	0.01	-	0.01
	$0.32	$0.22	$0.75	$0.48

Earnings per common share - diluted
Continuing operations	$0.32	$0.21	$0.74	$0.47
Discontinued operations	-	0.01	-	0.01
	$0.32	$0.22	$0.74	$0.48

Weighted-average common shares outstanding:
Basic	80,772	106,490	80,937	108,204
Dilutive effect of share-based awards	1,196	1,262	1,027	1,497
Diluted	81,968	107,752	81,964	109,701

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par values)

	(Unaudited) August 2, 2008	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$43,521	$37,131
Inventories	698,392	747,942
Deferred income taxes	53,040	53,178
Other current assets	69,956	52,859
Total current assets	864,909	891,110
Property and equipment - net	495,521	481,366
Deferred income taxes	48,034	51,524
Other assets	22,044	19,815
Total assets	$1,430,508	$1,443,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269,281	$260,272
Property, payroll, and other taxes	70,153	65,260
Accrued operating expenses	55,115	62,978
Insurance reserves	35,919	37,762
Accrued salaries and wages	32,409	37,531
Income taxes payable	-	36,541
Total current liabilities	462,877	500,344
Long-term obligations	147,700	163,700
Deferred rent	31,216	35,955
Insurance reserves	44,550	45,092
Unrecognized tax benefits	27,221	25,353
Other liabilities	35,465	34,885
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 81,138 shares and 82,682 shares, respectively	1,175	1,175
Treasury shares - 36,357 shares and 34,813 shares, respectively, at cost	(808,498)	(784,718)
Additional paid-in capital	497,055	490,959
Retained earnings	997,971	937,571
Accumulated other comprehensive income (loss)	(6,224)	(6,501)
Total shareholders' equity	681,479	638,486
Total liabilities and shareholders' equity	1,430,508	$1,443,815

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance - February 3, 2007	109,633	$1,175	7,862	$(124,182)	$477,318	$781,325	$(5,933)	$1,129,703
Net income	-	-	-	-	-	52,148	-	52,148
Other comprehensive income
Amortization of pension, net of tax of $(162)	-	-	-	-	-	-	259	259
Comprehensive income	-	-	-	-	-	-	-	52,407
Adoption of FIN No. 48	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(10,797)	-	10,797	(331,119)	-	-	-	(331,119)
Exercise of stock options	2,526	-	(2,526)	41,121	(8,092)	-	-	33,029
Restricted shares awarded	284	-	(284)	6,596	(6,596)	-	-	-
Tax benefit from share-based awards	-	-	-	-	18,538	-	-	18,538
Sale of treasury shares used for deferred compensation plan	68	-	(68)	693	1,311	-	-	2,004
Share-based employee compensation expense	-	-	-	-	4,707	-	-	4,707
Balance - August 4, 2007	101,714	1,175	15,781	(406,891)	487,186	831,258	(5,674)	907,054
Net income	-	-	-	-	-	106,313	-	106,313
Other comprehensive income
Amortization of pension, net of tax of $(766)	-	-	-	-	-	-	987	987
Valuation adjustment of pension, net of tax of $1,245	-	-	-	-	-	-	(1,814)	(1,814)
Comprehensive income	-	-	-	-	-	-	-	105,486
Purchases of common shares	(19,262)	-	19,262	(383,792)	-	-		(383,792)
Exercise of stock options	216	-	(216)	5,825	(2,931)	-	-	2,894
Restricted shares awarded	2	-	(2)	66	(66)	-	-	-
Tax benefit from share-based awards	-	-	-	-	1,283	-	-	1,283
Sale of treasury shares used for deferred compensation plan	12	-	(12)	74	287	-	-	361
Share-based employee compensation expense	-	-	-	-	5,200	-		5,200
Balance - February 2, 2008	82,682	1,175	34,813	(784,718)	490,959	937,571	(6,501)	638,486
Net income	-	-	-	-	-	60,534	-	60,534
Other comprehensive income
Amortization of pension, net of tax of $(165)	-	-	-	-	-	-	237	237
Comprehensive income	-	-	-	-	-	-	-	60,771
Adoption of SFAS No. 158 - measurement date	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	611	-	(611)	13,593	(4,938)	-	-	8,655
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Tax benefit from share-based awards	-	-	-	-	3,367	-	-	3,367
Sale of treasury shares used for deferred compensation plan	13	-	(13)	95	257	-	-	352
Share-based employee compensation expense	-	-	-	-	7,450	-	-	7,450
Balance - August 2, 2008	81,138	$1,175	36,357	$(808,498)	$497,055	$997,971	$(6,224)	$681,479

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Operating activities:
Net income	$60,534	$52,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,092	40,718
Deferred income taxes	3,525	(3,396)
Loss on disposition of equipment	1,020	1,394
KB Toys matters	-	(1,342)
Non-cash share-based compensation expense	7,450	4,707
Pension	(197)	956
Change in assets and liabilities:
Inventories	49,550	44,347
Accounts payable	9,009	15,393
Current income taxes	(49,659)	(31,891)
Other current assets	(3,056)	(5,269)
Other current liabilities	(10,001)	(16,476)
Other assets	(2,450)	(1,211)
Other liabilities	(2,218)	(2,398)
Net cash provided by operating activities	100,599	97,680

Investing activities:
Capital expenditures	(52,848)	(19,775)
Purchase of short-term investments	-	(436,040)
Redemption of short-term investments	-	436,040
Cash proceeds from sale of equipment	327	377
Other	(1)	(13)
Net cash used in investing activities	(52,522)	(19,411)

Financing activities:
Proceeds from long-term obligations	1,066,900	-
Payment of long-term obligations	(1,082,900)	-
Payment of capital lease obligations	(553)	(158)
Proceeds from the exercise of stock options	8,655	33,029
Excess tax benefit from share-based awards	3,367	18,538
Payment for treasury shares acquired	(37,508)	(304,700)
Treasury shares sold for deferred compensation plan	352	2,004
Net cash used in financing activities	(41,687)	(251,287)

Increase (decrease) in cash and cash equivalents	6,390	(173,018)
Cash and cash equivalents:
Beginning of period	37,131	281,657
End of period	$43,521	$108,639

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$2,582	$19
Cash paid for income taxes, excluding impact of refunds	$81,264	$45,529
Non-cash activity:
Assets acquired under capital leases	$1,670	$2,539
Treasury shares acquired, but not settled	$-	$26,419
Accrued property and equipment	$8,119	$9,029

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At August 2, 2008, we operated 1,355 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2008 (“2008”) is comprised of the 52 weeks that began on February 3, 2008 and will end on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008.  The fiscal quarters ended August 2, 2008 (“second quarter of 2008”) and August 4, 2007 (“second quarter of 2007”) were both comprised of 13 weeks.  The year to date periods ended August 2, 2008 (“year to date 2008”) and August 4, 2007 (“year to date 2007”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs), costs related to warehousing, distribution and outbound transportation to our stores, advertising, purchasing, insurance and insurance-related costs, non-income taxes, and overhead costs.  Our selling and administrative expense rate may not be comparable to the selling and administrative expense rates of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $44.9 million and $47.0 million for the second quarter of 2008 and the second quarter of 2007, respectively, and $95.3 million and $101.4 million for the year to date 2008 and year to date 2007, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, internet, in-store point of purchase and print media, and are included in selling and administrative expenses.  Advertising expenses were $20.0 million and $19.7 million for the second quarter of 2008 and the second quarter of 2007, respectively, and $45.3 million and $46.3 million for the year to date 2008 and the year to date 2007, respectively.

Recent Accounting Pronouncements
Effective February 3, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for financial assets and liabilities on a prospective basis.  The Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, which we will adopt effective the beginning of 2009.  SFAS No. 157 addresses how companies should approach measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements.  The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in fair value measurements.  SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values.  The adoption of this statement for financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.  The adoption of this statement for non-financial assets and liabilities in 2009 is not expected to have a material impact on our financial condition, results of operations, or liquidity.  See note 2 to these consolidated financial statements for additional information about our adoption of SFAS No. 157.

Effective February 3, 2008, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which require us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet.  Previously, our pension plans had a measurement date of December 31.  Switching to the new measurement date required one-time adjustments of $0.1 million to retained earnings and less than $0.1 million to accumulated other comprehensive income in the first quarter of 2008 per the transition guidance of SFAS No. 158.  We adopted the funding recognition provisions of SFAS No. 158 in 2006 to reflect on our balance sheet the funded status of our qualified defined benefit plan and nonqualified supplemental defined benefit plan.  See note 5 to these financial statements for additional information about our employee benefit plans.

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

Level 1, defined as observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2, defined as observable inputs other than Level 1 inputs.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of August 2, 2008, we had $13.8 million of mutual fund assets and a $14.9 million nonqualified deferred compensation plan liability.  The fair value of the mutual fund assets was based on each funds’ quoted market value per share in an active market and was a Level 1 valuation.  Although we are under no obligation to fund employees’ nonqualified deferred compensation accounts, the  fair value of the related nonqualified deferred compensation plan liability was based on the fair value of the mutual fund assets and our common shares, which represent investment account elections made by the plan participants.  We report our common shares held in connection with the nonqualified deferred compensation plan as treasury shares.  The fair value measurement of the nonqualified deferred compensation plan liability was a Level 1 valuation because the liability was measured by quoted prices in an active market.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 2, 2008 or August 4, 2007 which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the second quarter of 2008 and the second quarter of 2007, 1.2 million and 1.5 million, respectively, of our outstanding stock options were antidilutive and excluded from the computation of diluted earnings per share. For the year to date 2008 and the year to date 2007, 2.0 million and 1.3 million, respectively, of our outstanding stock options were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options are generally outstanding stock options where the exercise price is greater than the weighted-average market price of our common shares for the applicable period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury share method.

Share Repurchase Program
In the first quarter of 2008, we acquired approximately 2.2 million of our outstanding common shares for $37.5 million, which completed the $150.0 million share repurchase program previously approved by our Board of Directors that we announced on November 30, 2007 (collectively with the $600.0 million share repurchase program approved by our Board of Directors that we announced on March 9, 2007 and completed during the fourth quarter of 2007 referred to as the “2007 Repurchase Programs”).  We recorded the shares acquired in the first quarter of 2008 as treasury shares, at cost, and these shares are available to meet obligations under our equity compensation plans and for general corporate purposes.

NOTE 4 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our equity compensation plans approved by our shareholders.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2007 Form 10-K, are expensed over the estimated vesting period based on the estimated achievement date of the performance objective, and are reported as nonvested shares as that term is defined in SFAS No. 123(R).  We recognized share-based compensation expense of $4.3 million and $2.4 million in the second quarter of 2008 and the second quarter of 2007, respectively and $7.5 million and $4.7 million in the year to date 2008 and the year to date 2007, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in note 7 to the consolidated financial statements in our 2007 Form 10-K).

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year to Date
	2008	2007	2008	2007

Weighted-average fair value of stock options granted	$11.52	$12.63	$8.71	$11.54
Risk-free interest rate	3.1%	4.9%	2.2%	4.4%
Expected life (years)	4.2	4.4	4.3	4.4
Expected volatility	48.9%	42.0%	48.7%	42.5%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

A summary of the stock option activity for the year to date 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2008	4,124,470	$19.20
Granted	930,000	21.06
Exercised	(85,795)	13.20
Forfeited	(301,540)	36.18
Outstanding stock options at May 3, 2008	4,667,135	$18.58	5.6	$46,074
Granted	52,500	28.15
Exercised	(525,005)	14.33
Forfeited	(15,850)	30.11
Outstanding stock options at August 2, 2008	4,178,780	$19.20	5.6	$50,027
Vested and expected to vest at August 2, 2008	3,964,401	$19.10	5.6	$47,838
Exercisable at August 2, 2008	1,615,030	$15.67	5.0	$25,041

The stock options granted in 2008 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the restricted stock awards activity for the year to date 2008 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards at February 2, 2008	320,900	$28.72
Granted	370,000	21.06
Vested	(1,800)	26.43
Forfeited	(7,500)	28.73
Restricted stock awards at May 3, 2008	681,600	$24.57
Granted	37,100	29.61
Vested	-	-
Forfeited	(900)	23.19
Restricted stock awards at August 2, 2008	717,800	$24.83

The restricted stock awards granted in 2008 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock awards will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock awards will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock awards will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the first trigger but before the lapse of five years.  On the grant date, we estimated a three-year period for vesting of the restricted stock awards granted in 2008 based on the assumed achievement of the higher financial performance objective.  In the second quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.3 million of incremental expense in the second quarter of 2008.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year to Date
	2008	2007	2008	2007
(In thousands)
Total intrinsic value of stock options exercised	$8,871	$3,627	$9,725	$42,508
Total fair value of restricted stock vested	-	9,022	37	11,021

The total unearned compensation cost related to all share-based awards outstanding at August 2, 2008 was approximately $27.9 million.  This compensation cost is expected to be recognized through July 2012 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.3 years from August 2, 2008.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

Weighted-average assumptions used to determine net periodic pension cost for 2008 and 2007 were:

	2008	2007
Discount rate	6.5%	5.9%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/07	12/31/06

The components of net periodic pension cost were as follows:

	Second Quarter		Year to Date
	2008	2007	2008	2007
(In thousands)
Service cost - benefits earned in the period	$609	$658	$1,219	$1,316
Interest cost on projected benefit obligation	833	788	1,666	1,575
Expected investment return on plan assets	(1,005)	(1,072)	(1,982)	(2,144)
Amortization of actuarial loss	206	172	412	346
Amortization of prior service cost	(8)	34	(17)	68
Amortization of transition obligation	4	4	7	7
Net periodic pension cost	$639	$584	$1,305	$1,168

In the second quarter of 2008 and the year to date 2008, we contributed $0.7 million and $1.5 million, respectively, to the qualified defined benefit pension plan.  We expect to contribute an additional $1.5 million to the qualified defined benefit pension plan in the second half of 2008.  These contributions are due in part to lower year to date investment performance than previously expected.

NOTE 6 – INCOME TAXES

The effective income tax rate for income from continuing operations was 38.3% and 38.8% during the second quarter of 2008 and the year to date 2008, respectively.  The effective income tax rate for income from continuing operations was 36.6% and 36.3% during the second quarter of 2007 and the year to date 2007, respectively, and benefited from the settlement of certain income tax matters, the reduction in a valuation allowance related to a capital loss carryover, primarily due to realized investment gains and the effect of nontaxable municipal interest income.

There was no material change in the net amount of unrecognized tax benefits in the year to date 2008.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 1, 2009 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

In October 2005, a class action complaint was served upon us for adjudication in the Superior Court of California, Ventura County, alleging that we violated certain California wage and hour laws (“Espinosa matter”). The plaintiff seeks to recover, on her own behalf and on behalf of all other individuals who are similarly situated, alleged unpaid wages and rest and meal period compensation, as well as penalties, injunctive and other equitable relief, reasonable attorneys’ fees and costs. In the third quarter of 2006, we reached a tentative settlement with the plaintiff concerning the Espinosa matter. On November 6, 2006, the court issued an order granting preliminary approval of the tentative settlement. On April 30, 2007, the court entered the final order approving the class action settlement and judgment of dismissal with prejudice.  Two class members whose objections to the settlement were overruled by the court appealed the final order to the California Court of Appeal, challenging the settlement.  The same two objectors also filed a separate class action in federal court in the Northern District of California alleging the same class claims that were tentatively settled through the Espinosa matter.  The federal court stayed the federal action pending resolution of the appeal before the California Court of Appeal.  During the second quarter of 2008, the objectors dismissed the federal action with prejudice and their appeal.  In the third quarter of 2006, we recorded a pretax charge of $6.5 million included in selling and administrative expenses for the agreed-upon settlement amount of the Espinosa matter.  We funded the settlement to the claims administrator in the second quarter of 2008. Administration of the settlement is ongoing and expected to conclude in the fourth quarter of 2008.

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 3, 2007, approximately 1,100 individuals had joined the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the court issued an Order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs. Remaining before the court are individual claims of approximately 20 named-plaintiffs. We cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”). The first was filed in the Superior Court of California, Orange County. This action is similar in nature to the Seals matter, which allowed us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County. The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiff seeks to recover, on her own behalf and on behalf of a California statewide class of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. We believe these two matters overlap and we intend to consolidate the two cases before one court.  The allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend vigorously to defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

NOTE 8 – DISCONTINUED OPERATIONS

In the second quarter of 2008 and year to date 2008, we recorded $0.2 million, pretax, as loss from discontinued operations principally due to continuing costs associated with the stores we closed in 2005 that have lease terms remaining, which we continue to classify in discontinued operations.

In the second quarter of 2007, we recorded $2.0 million, pretax, as income from discontinued operations to reflect favorable settlements of KB Toys lease obligations.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See note 11 to the consolidated financial statements and Risk Factors in our 2007 Form 10-K for further discussion of KB Toys matters.

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

The following is net sales data by category:
	Second Quarter		Year to Date
	2008	2007	2008	2007
(In thousands)
Consumables	$347,805	$320,027	$685,968	$637,228
Home	171,327	180,405	341,604	367,588
Furniture	160,755	153,587	363,012	342,266
Hardlines	152,454	154,836	288,623	299,503
Seasonal	159,063	148,704	328,617	318,905
Other	113,785	127,332	248,954	247,800
Net sales	$1,105,189	$1,084,891	$2,256,778	$2,213,290

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

The following are the results from the second quarter of 2008 that we believe are key indicators of our operating performance when compared to the operating performance from the second quarter of 2007:

•	Comparable store sales for stores open at least two years at the beginning of 2008 increased 2.8%.

•	Gross margin dollars increased $13.7 million.

•	Selling and administrative expenses as a percent of sales decreased 10 basis points to 33.6% of sales versus 33.7% of sales.

•	Depreciation expense as a percent of sales decreased 10 basis points to 1.9% of sales versus 2.0% of sales.

•	Interest expense increased to $1.1 million from $0.1 million. Interest and investment income decreased to less than $0.1 million from $1.6 million.

•
Diluted earnings per share from continuing operations improved to $0.32 per share compared to $0.21 per share.  The $0.11 per share increase was driven by an increase of income from continuing operations of $4.0 million and a decrease of 25.8 million in outstanding weighted-average diluted shares due to share repurchases under the 2007 Repurchase Programs.

•	Net cash provided by operating activities declined in the second quarter of 2008 primarily due to higher receipts of merchandise inventory and higher income taxes paid in the second quarter of 2008.

•
Average inventory levels were lower throughout the second quarter of 2008 compared to the second quarter of 2007 and, combined with the 2.8% increase in comparable store sales, resulted in a higher inventory turnover rate in the second quarter of 2008 than the second quarter of 2007.

See the discussion and analysis below for additional details of our operating results.

STORES

The following table presents stores opened and closed during the year to date 2008 and the year to date 2007:

	2008	2007

Stores open at the beginning of the fiscal year	1,353	1,375
Stores opened during the period	5	3
Stores closed during the period	(3)	(9)
Stores open at the end of the period	1,355	1,369

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year to Date
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	61.2	60.2	60.8
Gross margin	39.3	38.8	39.8	39.2
Selling and administrative expenses	33.6	33.7	33.6	33.8
Depreciation expense	1.9	2.0	1.7	2.0
Operating profit	3.9	3.1	4.5	3.4
Interest expense	(0.1)	0.0	(0.1)	0.0
Interest and investment income	0.0	0.1	0.0	0.2
Income from continuing operations before income taxes	3.8	3.2	4.4	3.6
Income tax expense	1.5	1.2	1.7	1.3
Income from continuing operations	2.4	2.0	2.7	2.3
Discontinued operations	0.0	0.1	0.0	0.0
Net income	2.4%	2.2%	2.7%	2.4%

SECOND QUARTER OF 2008 COMPARED TO SECOND QUARTER OF 2007

Net Sales
Net sales increased 1.9% to $1,105.2 million for the second quarter of 2008, compared to $1,084.9 million for the second quarter of 2007.  The $20.3 million increase in net sales was due to the comparable store sales increase of 2.8% for stores open at least two years at the beginning of 2008, partially offset by fewer open stores.  Comparable store sales in the second quarter of 2008 were primarily driven by an increase in the value of the average basket as our “raise the ring” strategy continued to deliver positive results.  From a merchandising perspective, Consumables, Seasonal, and Furniture were the best performing categories.  The Consumables category comparable store sales increased in the low-double digits with strong performance in each of its departments.  The Seasonal category, primarily the lawn & garden and summer departments, experienced comparable store sales increases in the high-single digits.  The Furniture category continued to be a leading category driven by comparable store sales increases in the mid-single digits with particular strength in the mattress department.  Additionally, sales from a drugstore liquidation deal and our home event during the second quarter of 2008 essentially offset a large closeout deal from a major home furnishings retailer during the second quarter of 2007.  Sales and comparable store sales declined in the Home and Hardlines categories.

Net sales by merchandise category, net sales by merchandise category as a percentage of total net sales, and net sales change in dollars and percentage from the second quarter of 2008 to the second quarter of 2007 were as follows:

	Second Quarter
	2008		2007		Change
($ in thousands)
Consumables	$347,805	31.5%	$320,027	29.5%	$27,778	8.7%
Home	171,327	15.5	180,405	16.6	(9,078)	(5.0)
Furniture	160,755	14.5	153,587	14.2	7,168	4.7
Hardlines	152,454	13.8	154,836	14.3	(2,382)	(1.5)
Seasonal	159,063	14.4	148,704	13.7	10,359	7.0
Other	113,785	10.3	127,332	11.7	(13,547)	(10.6)
Net sales	$1,105,189	100.0%	$1,084,891	100.0%	$20,298	1.9%

Gross Margin
Gross margin increased to $434.8 million for the second quarter of 2008, compared to $421.1 million for the second quarter of 2007, an increase of $13.7 million or 3.3%. The increase in gross margin was principally due to increased net sales of $20.3 million and a higher gross margin rate.  Gross margin as a percentage of net sales increased to 39.3% in the second quarter of 2008 compared to 38.8% in the second quarter of 2007. The gross margin rate increase was principally due to higher initial markup on merchandise.

Selling and Administrative Expenses
Selling and administrative expenses increased to $370.9 million for the second quarter of 2008, compared to $365.8 million for the second quarter of 2007, an increase of $5.1 million or 1.4%.  As a percentage of net sales, selling and administrative expenses were 33.6% for the second quarter of 2008 compared to 33.7% for the second quarter of 2007.  The increase in selling and administrative expenses was principally due to higher insurance and insurance-related costs, share-based compensation expense, and utilities.  Partially offsetting these items were lower store payroll, lower distribution and outbound transportation costs, and amortization of proceeds related to an early lease termination buy out.  Distribution and outbound transportation costs, which are included in selling and administrative expenses, decreased to $44.9 million for the second quarter of 2008 compared to $47.0 million for the second quarter of 2007. As a percentage of net sales, distribution and outbound transportation costs decreased by 20 basis points to 4.1% of net sales in the second quarter of 2008 as compared to 4.3% for the second quarter of 2007. The rate decrease was primarily a result of lower inventory levels, fewer cartons processed through our distribution centers due to the “raise the ring” merchandising strategy, and more one-way trips to the stores resulting in a higher shipping cost per mile but fewer miles traveled.   During the second quarter of 2008, we completed the integration of our Ohio furniture distribution operations into our regional distribution centers, which, beginning in July 2008, is expected to result in distribution and outbound transportation savings when compared to the results of prior periods. Partially offsetting these favorable distribution and outbound transportation items was the impact of higher fuel prices.

Depreciation Expense
Depreciation expense for the second quarter of 2008 was $20.5 million compared to $21.8 million for the second quarter of 2007. The $1.3 million decrease in depreciation expense was primarily due to the low level of capital expenditures in 2006 and 2007 and a decrease in depreciation expense related to the 5-year service life store remodel program assets, which were placed in service in 2002 and 2003.  Capital expenditures in 2006 and 2007 were lower than previous years principally because of fewer new store openings.  In 2008 the increase in capital expenditures partially offsets these items and was driven by the completion of installation of our new point-of-sale register system, hardware, development and licensing cost associated with our SAP for Retail system implementation, and the acquisition of two store properties we were previously leasing.

Interest Expense
Interest expense increased to $1.1 million for the second quarter of 2008, compared to $0.1 million for the second quarter of 2007.   The increase was principally due to increased weighted-average borrowings, which were $131.6 million in the second quarter of 2008 and zero in the second quarter of 2007.   Higher borrowings in the current year were the result of the $750 million of common share repurchases under our 2007 Repurchase Programs.

Interest and Investment Income
Interest and investment income was less than $0.1 million for the second quarter of 2008, compared to $1.6 million for the second quarter of 2007.  The decrease in interest and investment income was principally due to lower levels of cash and cash equivalents available for investment in the second quarter of 2008 resulting from the $750 million of common share repurchases under our 2007 Repurchase Programs.

Income Taxes
The effective income tax rate for the second quarter of 2008 for income from continuing operations was 38.3%.  The effective income tax rate for the second quarter of 2007 for income from continuing operations was 36.6%, and was comparably lower due to more favorable settlement of certain income tax matters and the effect of nontaxable municipal interest income.

YEAR TO DATE 2008 COMPARED TO YEAR TO DATE 2007

Net Sales
Net sales increased 2.0% to $2,256.8 million for the year to date 2008, compared to $2,213.3 million for the year to date 2007.  The $43.5 million increase in net sales was due to an increase of 3.1% in comparable store sales for stores open at least two years at the beginning of 2008, partially offset by fewer open stores.  Comparable store sales for the year to date 2008 were driven by an increase in the value of the average basket as our “raise the ring” merchandise strategy continued to deliver positive results.  From a merchandising perspective, Consumables, Furniture and Seasonal were the best performing categories with comparable store sales for these categories increasing in the mid-single digits to high-single digits.  The Consumables category sales performance produced positive results across most of its departments.  The Furniture category sales performance was driven by the mattress and casegoods departments.  The Seasonal category was strongest in the lawn & garden and summer departments.  Sales and comparable store sales declined in the Home and Hardlines categories.

Net sales by merchandise category, net sales by merchandise category as a percentage of total net sales, and net sales change in dollars and percentage from the year to date 2008 to the year to date 2007 were as follows:

	Year to Date
	2008		2007		Change
($ in thousands)
Consumables	$685,968	30.4%	$637,228	28.8%	$48,740	7.6%
Home	341,604	15.1	367,588	16.6	(25,984)	(7.1)
Furniture	363,012	16.1	342,266	15.5	20,746	6.1
Hardlines	288,623	12.8	299,503	13.5	(10,880)	(3.6)
Seasonal	328,617	14.6	318,905	14.4	9,712	3.0
Other	248,954	11.0	247,800	11.2	1,154	0.5
Net sales	$2,256,778	100.0%	$2,213,290	100.0%	$43,488	2.0%

Gross Margin
Gross margin increased to $898.6 million for the year to date 2008, compared to $868.0 million for the year to date 2007, an increase of $30.6 million or 3.5%. The increase in gross margin was principally due to increased net sales of $43.5 million and a higher gross margin rate.  Gross margin as a percentage of net sales increased to 39.8% in the year to date 2008 compared to 39.2% in the year to date 2007. The gross margin rate increase was principally due to higher initial markup on merchandise and favorable shrink results related to physical inventories taken in 2008.

Selling and Administrative Expenses
Selling and administrative expenses increased to $757.7 million for the year to date 2008, compared to $748.5 million for the year to date 2007, an increase of $9.2 million or 1.2%.  As a percentage of net sales, selling and administrative expenses were 33.6% for the year to date 2008 compared to 33.8% for the year to date 2007.  The increase in selling and administrative expenses was primarily due to higher bonus expense, insurance proceeds we received in 2007 relating to hurricanes occurring in 2005, legal fees related to the Louisiana matter (see note 7 to the accompanying consolidated financial statements for further discussion of the Louisiana matter), higher insurance and insurance-related costs, higher utilities, and higher share-based compensation expense.   Partially offsetting these items were lower store payroll, lower distribution and outbound transportation costs, and amortization of proceeds related to an early lease termination buy out.  Distribution and outbound transportation costs, which are included in selling and administrative expenses, decreased to $95.3 million for the year to date 2008 compared to $101.4 million for the year to date 2007. As a percentage of net sales, distribution and outbound transportation costs decreased by 40 basis points to 4.2% of net sales for the year to date 2008 as compared to 4.6% of net sales for the year to date 2007. The rate decrease was primarily a result of lower inventory levels, fewer cartons processed through the system due to the “raise the ring” merchandising strategy, and more one-way trips to the stores resulting in a higher shipping cost per mile but fewer miles traveled.   During the second quarter of 2008, we completed the integration of our Ohio furniture distribution operations into our regional distribution centers, which, beginning in July 2008, is expected to result in distribution and outbound transportation savings when compared to the results of prior periods.  Partially offsetting these favorable distribution and outbound transportation items was the impact of higher fuel prices.

Depreciation Expense
Depreciation expense for the year to date 2008 was $39.2 million compared to $43.6 million for the year to date 2007. The $4.4 million decrease in depreciation expense was primarily due to the low level of capital expenditures in 2006 and 2007 and a decrease in depreciation expense related to the 5-year service life store remodel program assets, which were placed in service in 2002 and 2003. Capital expenditures in 2006 and 2007 were lower than previous years principally because of fewer new store openings.  In 2008, the increase in capital expenditures partially offsets these items and was driven by the completion of installation of our new point-of-sale register system, hardware, development and licensing cost associated with our SAP for Retail system implementation, and the acquisition of two store properties we were previously leasing.

Interest Expense
Interest expense increased to $2.5 million for the year to date 2008, compared to $0.2 million for the year to date 2007.   The increase was principally due to increased weighted-average borrowings, which were $135.4 million in the year to date 2008 and zero in the year to date 2007.   Higher borrowings in the current year were the result of the $750 million of common share repurchases under our 2007 Repurchase Programs.

Interest and Investment Income
Interest and investment income was less than $0.1 million for the year to date 2008, compared to $4.6 million for the year to date 2007.  The decrease in interest and investment income was principally due to lower levels of cash and cash equivalents available for investment in the year to date 2008 driven by the $750 million of common share repurchases under our 2007 Repurchase Programs.

Income Taxes
The effective income tax rate for the year to date 2008 for income from continuing operations was 38.8%.  The effective income tax rate for the year to date 2007 for income from continuing operations was 36.3%, and was comparably lower due to more favorable settlement of certain income tax matters and the reduction in a valuation allowance related to a capital loss carryover, primarily due to realized investment gains, and the effect of nontaxable municipal interest income.

Capital Resources and Liquidity
The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under our $500.0 million unsecured credit facility entered into in 2004 (“Credit Agreement”).  We use the Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures.  At August 2, 2008, borrowings available under the Credit Agreement were $299.4 million, after taking into account outstanding borrowings of $147.7 million and the reduction in availability resulting from outstanding letters of credit totaling $52.9 million.  The weighted-average interest rate on our outstanding borrowings at August 2, 2008 was 3.12%.  We anticipate that total indebtedness under the Credit Agreement will be less than $400 million through the end of the third quarter of 2008.  Our borrowings have historically peaked in the third fiscal quarter as we build inventory levels prior to the Christmas holiday selling season. Given the seasonality of our business, the amount of borrowings under the Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to our peak-selling season.  For additional information about the Credit Agreement, see note 3 to the consolidated financial statements in our 2007 Form 10-K.

Net cash provided by operating activities was $100.6 million for the year to date 2008 compared to net cash provided by operating activities of $97.7 million for the year to date 2007.  The increase in cash provided by operating activities was driven by higher net income and a higher inventory turnover rate.  We paid income taxes of $81.2 million and $45.4 million, net of refunds, in the year to date 2008 and the year to date 2007, respectively.  The increase in the year to date 2008 income taxes paid was caused by improved operating performance and a lower current year tax deduction due to a decline in stock option exercises during 2008.

Net cash used in investing activities, which was principally comprised of capital expenditures, was $52.5 million for the year to date 2008 compared to $19.4 million for the year to date 2007.  The increase in capital expenditures was driven by the completion of installation of our new point-of-sale register system, hardware, development and licensing cost associated with our SAP for Retail system implementation, and the acquisition of two store properties we were previously leasing.

Net cash used in financing activities was $41.7 million for the year to date 2008, compared to $251.3 million for the year to date 2007.  In the year to date 2008, we acquired approximately 2.2 million of our common shares for $37.5 million completing the 2007 Repurchase Programs.  In the year to date 2007, we disbursed $302.3 million for the acquisition of our common shares under our 2007 Repurchase Programs, partially offset by $33.0 million of proceeds from the exercise of stock options and $18.5 million for the excess tax benefit on share-based awards.

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

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2007 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2007 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had no fixed rate long-term debt at August 2, 2008. An increase of 1% in our variable interest rate on our outstanding debt would not have a material effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control over Financial Reporting
During the second quarter of 2008, we completed the implementation of a new point-of-sale register system in all of our stores.  The implementation of the new system required us to modify our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 7 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the second quarter of 2008, there were no material changes to the risk factors previously disclosed in our 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Shareholders (“2008 Annual Meeting”) on May 29, 2008.  Our shareholders elected to the Board of Directors each of the nine nominees identified in our 2008 proxy statement, with votes cast as follows:

Director	For	Withheld
Jeffrey P. Berger	69,290,586	1,189,858
Sheldon M. Berman	69,048,753	1,431,691
Steven S. Fishman	68,678,466	1,801,978
David T. Kollat	66,012,183	4,468,261
Brenda J. Lauderback	68,843,808	1,636,636
Philip E. Mallott	69,308,454	1,171,990
Russell Solt	64,985,029	5,522,415
James R. Tener	64,957,239	5,523,205
Dennis B. Tishkoff	64,728,572	5,751,872

At our 2008 Annual Meeting, our shareholders also approved amendments to the Big Lots 2005 Long-Term Incentive Plan, with votes cast as follows:

For	54,467,300
Against	10,003,386
Abstentions	713,810

Also at our 2008 Annual Meeting, our shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditor for 2008, with votes cast as follows:

For	69,191,802
Against	615,170
Abstentions	673,471
Broker Non-Votes	5,295,948

No other matters were submitted to a vote of our shareholders at our 2008 Annual Meeting.

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

Dated: September 9, 2008

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer
and Duly Authorized Officer)