Form 10-Q
period 2008-11-01
BIG LOTS INC
filed 2008-12-09
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of November 29, 2008, was 82,116,550.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED NOVEMBER 1, 2008

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales	$1,021,580	$1,030,638	$3,278,358	$3,243,928
Cost of sales	615,318	618,832	1,973,501	1,964,135
Gross margin	406,262	411,806	1,304,857	1,279,793
Selling and administrative expenses	366,505	367,806	1,124,246	1,116,315
Depreciation expense	19,632	21,268	58,868	64,860
Operating profit	20,125	22,732	121,743	98,618
Interest expense	(1,635)	(235)	(4,153)	(432)
Interest and investment income	10	578	36	5,180
Income from continuing operations before income taxes	18,500	23,075	117,626	103,366
Income tax expense	6,142	8,702	44,635	37,834
Income from continuing operations	12,358	14,373	72,991	65,532
Income (loss) from discontinued operations, net of tax expense (benefit) of $(64), $(48), $(123), and $581, respectively	(110)	(75)	(209)	914
Net income	$12,248	$14,298	$72,782	$66,446

Earnings per common share - basic
Continuing operations	$0.15	$0.14	$0.90	$0.62
Discontinued operations	-	-	-	0.01
	$0.15	$0.14	$0.90	$0.63

Earnings per common share - diluted
Continuing operations	$0.15	$0.14	$0.89	$0.61
Discontinued operations	-	-	-	0.01
	$0.15	$0.14	$0.89	$0.62

Weighted-average common shares outstanding:
Basic	81,255	101,188	81,043	105,866
Dilutive effect of share-based awards	1,129	1,055	1,064	1,329
Diluted	82,384	102,243	82,107	107,195

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par values)

	(Unaudited) November 1, 2008	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,236	$37,131
Inventories	957,979	747,942
Deferred income taxes	57,899	53,178
Other current assets	68,202	52,859
Total current assets	1,123,316	891,110
Property and equipment - net	494,369	481,366
Deferred income taxes	45,964	51,524
Other assets	19,374	19,815
Total assets	$1,683,023	$1,443,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term obligations	$269,100	$-
Accounts payable	385,761	260,272
Property, payroll, and other taxes	72,143	65,260
Accrued operating expenses	48,790	62,978
Insurance reserves	36,204	37,762
Accrued salaries and wages	37,450	37,531
Income taxes payable	724	36,541
Total current liabilities	850,172	500,344
Long-term obligations	-	163,700
Deferred rent	28,545	35,955
Insurance reserves	44,899	45,092
Unrecognized tax benefits	25,510	25,353
Other liabilities	32,490	34,885

Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 81,313 shares and 82,682 shares, respectively	1,175	1,175
Treasury shares - 36,182 shares and 34,813 shares, respectively, at cost	(804,607)	(784,718)
Additional paid-in capital	500,722	490,959
Retained earnings	1,010,219	937,571
Accumulated other comprehensive income (loss)	(6,102)	(6,501)
Total shareholders' equity	701,407	638,486
Total liabilities and shareholders' equity	$1,683,023	$1,443,815

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

							Accumulated
							Other
					Additional		Comprehensive
	Common		Treasury		Paid-In	Retained	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance - February 3, 2007	109,633	$1,175	7,862	$(124,182)	$477,318	$781,325	$(5,933)	$1,129,703
Net income	-	-	-	-	-	66,446	-	66,446
Other comprehensive income
Amortization of pension, net of tax of $(246)	-	-	-	-	-	-	386	386
Comprehensive income	-	-	-	-	-	-	-	66,832
Adoption of FIN No. 48	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(16,899)	-	16,899	(484,355)	-	-	-	(484,355)
Exercise of stock options	2,734	-	(2,734)	46,428	(10,607)	-	-	35,821
Restricted shares awarded	284	-	(284)	6,596	(6,596)	-	-	-
Tax benefit from share-based awards	-	-	-	-	19,794	-	-	19,794
Sale of treasury shares used for deferred compensation plan	80	-	(80)	777	1,598	-	-	2,375
Share-based employee compensation expense	-	-	-	-	7,317	-	-	7,317
Balance - November 3, 2007	95,832	1,175	21,663	(554,736)	488,824	845,556	(5,547)	775,272
Net income	-	-	-	-	-	92,015	-	92,015
Other comprehensive income
Amortization of pension, net of tax of $(609)	-	-	-	-	-	-	860	860
Valuation adjustment of pension, net of tax of $1,245	-	-	-	-	-	-	(1,814)	(1,814)
Comprehensive income	-	-	-	-	-	-	-	91,061
Purchases of common shares	(13,160)	-	13,160	(230,556)	-	-	-	(230,556)
Exercise of stock options	8	-	(8)	518	(416)	-	-	102
Restricted shares awarded	2	-	(2)	66	(66)	-	-	-
Tax benefit from share-based awards	-	-	-	-	27	-	-	27
Sale of treasury shares used for deferred compensation plan	-	-	-	(10)	-	-	-	(10)
Share-based employee compensation expense	-	-	-	-	2,590	-	-	2,590
Balance - February 2, 2008	82,682	1,175	34,813	(784,718)	490,959	937,571	(6,501)	638,486
Net income	-	-	-	-	-	72,782	-	72,782
Other comprehensive income
Amortization of pension, net of tax of $(243)	-	-	-	-	-	-	359	359
Comprehensive income	-	-	-	-	-	-	-	73,141
Adoption of SFAS No. 158 - measurement date	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	786	-	(786)	17,484	(6,648)	-	-	10,836
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Tax benefit from share-based awards	-	-	-	-	4,583	-	-	4,583
Sale of treasury shares used for deferred compensation plan	13	-	(13)	95	257	-	-	352
Share-based employee compensation expense	-	-	-	-	11,611	-	-	11,611
Balance - November 1, 2008	81,313	$1,175	36,182	$(804,607)	$500,722	$1,010,219	$(6,102)	$701,407

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Operating activities:
Net income	$72,782	$66,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	55,550	60,719
Deferred income taxes	658	(7,465)
Loss on disposition of equipment	1,356	1,937
KB Toys matters	-	(1,360)
Non-cash share-based compensation expense	11,611	7,317
Pension	(637)	1,150
Change in assets and liabilities:
Inventories	(210,037)	(231,557)
Accounts payable	125,489	192,985
Current income taxes	(45,964)	(21,102)
Other current assets	(6,335)	(9,188)
Other current liabilities	(4,171)	(11,414)
Other assets	344	(2,566)
Other liabilities	(6,167)	(862)
Net cash provided by (used in) operating activities	(5,521)	45,040

Investing activities:
Capital expenditures	(75,574)	(39,397)
Purchase of short-term investments	-	(436,040)
Redemption of short-term investments	-	436,040
Cash proceeds from sale of equipment	478	1,294
Other	(5)	(15)
Net cash used in investing activities	(75,101)	(38,118)

Financing activities:
Proceeds from long-term obligations	2,108,500	175,500
Payment of long-term obligations	(2,003,100)	(36,600)
Payment of capital lease obligations	(936)	(365)
Proceeds from the exercise of stock options	10,836	35,821
Excess tax benefit from share-based awards	4,583	19,794
Payment for treasury shares acquired	(37,508)	(443,328)
Treasury shares sold for deferred compensation plan	352	2,375
Net cash provided by (used in) financing activities	82,727	(246,803)

Increase (decrease) in cash and cash equivalents	2,105	(239,881)
Cash and cash equivalents:
Beginning of period	37,131	281,657
End of period	$39,236	$41,776

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$3,963	$43
Cash paid for income taxes, excluding impact of refunds	$85,910	$46,001
Non-cash activity:
Assets acquired under capital leases	$2,596	$2,855
Treasury shares acquired, but not settled	$-	$41,027
Accrued property and equipment	$3,590	$14,077

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At November 1, 2008, we operated 1,366 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2008 (“2008”) is comprised of the 52 weeks that began on February 3, 2008 and will end on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008.  The fiscal quarters ended November 1, 2008 (“third quarter of 2008”) and November 3, 2007 (“third quarter of 2007”) were both comprised of 13 weeks.  The year to date periods ended November 1, 2008 (“year to date 2008”) and November 3, 2007 (“year to date 2007”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs), costs related to warehousing, distribution and outbound transportation to our stores, advertising, purchasing, insurance and insurance-related costs, non-income taxes, and overhead costs.  Our selling and administrative expense rate may not be comparable to the selling and administrative expense rates of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $43.8 million and $47.7 million for the third quarter of 2008 and the third quarter of 2007, respectively, and $139.1 million and $149.1 million for the year to date 2008 and the year to date 2007, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, internet, in-store point of purchase and print media, and are included in selling and administrative expenses.  Advertising expenses were $17.8 million and $19.7 million for the third quarter of 2008 and the third quarter of 2007, respectively, and $63.1 million and $66.0 million for the year to date 2008 and the year to date 2007, respectively.

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

Effective February 3, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits us to choose to measure certain financial instruments and other items at fair value.  Since our adoption of SFAS No. 159, we have not elected to measure any additional financial assets or liabilities at fair value.

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

As of November 1, 2008, we had financial assets of $11.2 million of mutual fund investments.  The fair value of our mutual fund assets was a Level 1 valuation under the SFAS No. 157 hierarchy because each fund’s quoted market value per share was available in an active market.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share as of November 1, 2008 or November 3, 2007. Anti-dilutive stock options and restricted stock awards were excluded from the computation of diluted earnings per share because they would decrease the number of diluted shares outstanding under the treasury stock method.  For the third quarter of 2008 and the third quarter of 2007, 1.1 million and 1.5 million, respectively, of our outstanding stock options were antidilutive. For the year to date 2008 and the year to date 2007, 2.0 million and 1.3 million, respectively, of our outstanding stock options were antidilutive.  Antidilutive stock options are generally outstanding stock options where the exercise price is greater than the weighted-average market price of our common shares for the applicable period.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Program
In the first quarter of 2008, we acquired approximately 2.2 million of our outstanding common shares for $37.5 million, which completed the $150.0 million share repurchase program approved by our Board of Directors and publicly announced on November 30, 2007 (together with the $600.0 million share repurchase program approved by our Board of Directors and publicly announced on March 9, 2007 that we completed during the fourth quarter of 2007,  we refer to these programs as the “2007 Repurchase Programs”).  We recorded the shares acquired in the first quarter of 2008 as treasury shares, at cost, and these shares became available to meet obligations under our equity compensation plans and for general corporate purposes.

NOTE 4 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our equity compensation plans approved by our shareholders.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2007 Form 10-K, are expensed over the estimated vesting period based on the estimated achievement date of the financial performance objective, and are reported as nonvested shares as that term is defined in SFAS No. 123(R).  We recognized share-based compensation expense of $4.1 million and $2.6 million in the third quarter of 2008 and the third quarter of 2007, respectively and $11.6 million and $7.3 million in the year to date 2008 and the year to date 2007, respectively.  Due to the acceleration of the vesting of certain stock options before our adoption of SFAS No. 123(R) (as discussed in more detail in note 7 to the consolidated financial statements in our 2007 Form 10-K), the share-based compensation expense we recognized in all periods presented was less than what it would have been had we not accelerated the vesting of such options.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year to Date
	2008	2007	2008	2007

Weighted-average fair value of stock options granted	$13.07	$12.08	$8.74	$11.59
Risk-free interest rate	3.1%	4.0%	2.2%	4.4%
Expected life (years)	4.3	4.9	4.3	4.4
Expected volatility	49.8%	43.8%	48.8%	42.6%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

A summary of the stock option activity for the year to date 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2008	4,124,470	$19.20
Granted	930,000	21.06
Exercised	(85,795)	13.20
Forfeited	(301,540)	36.18
Outstanding stock options at May 3, 2008	4,667,135	$18.58	5.6	$46,074
Granted	52,500	28.15
Exercised	(525,005)	14.33
Forfeited	(15,850)	30.11
Outstanding stock options at August 2, 2008	4,178,780	$19.20	5.6	$50,027
Granted	2,500	24.67
Exercised	(174,812)	12.47
Forfeited	(27,750)	28.23
Outstanding stock options at November 1, 2008	3,978,718	$19.43	5.4	$24,668
Vested and expected to vest at November 1, 2008	3,769,650	$19.34	5.4	$23,654
Exercisable at November 1, 2008	1,512,518	$16.04	5.0	$13,796

The stock options granted in 2008 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the restricted stock awards activity for the year to date 2008 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards at February 2, 2008	320,900	$28.72
Granted	370,000	21.06
Vested	(1,800)	26.43
Forfeited	(7,500)	28.73
Restricted stock awards at May 3, 2008	681,600	$24.57
Granted	37,100	29.61
Vested	-	-
Forfeited	(900)	23.19
Restricted stock awards at August 2, 2008	717,800	$24.83
Granted	900	24.67
Vested	-	-
Forfeited	-	-
Restricted stock awards at November 1, 2008	718,700	$24.83

The restricted stock awards granted in 2008 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock awards will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock awards will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. In the event that a recipient of a restricted stock award dies or becomes disabled after we meet the threshold financial performance objective but before the five-year period elapses, the restricted stock award granted to such recipient will vest in a proportion equal to the percentage of the five-year period that elapsed before such event.  When we granted restricted stock awards in the first quarter of 2008, we estimated a three-year period for vesting of those awards based on the assumed achievement of the higher financial performance objective.  In the second quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.3 million of incremental expense in the third quarter of 2008 and $0.6 million of incremental expense in the year to date 2008.

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year to Date
	2008	2007	2008	2007
(In thousands)
Total intrinsic value of stock options exercised	$3,777	$3,423	$13,502	$45,931
Total fair value of restricted stock vested	-	-	37	11,021

The total unearned compensation cost related to all share-based awards outstanding at November 1, 2008 was approximately $23.9 million, and is expected to be recognized as expense over the remaining vesting period of each award, with the latest scheduled vesting date for an existing award of October 2012.  The weighted-average remaining expense recognition period for all currently nonvested awards was approximately 2.2 years from November 1, 2008.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date was before April 1, 1994.

Weighted-average assumptions used to determine net periodic pension cost for 2008 and 2007 were:

	2008	2007
Discount rate	6.5%	5.9%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/07	12/31/06

The components of net periodic pension cost were as follows:

	Third Quarter		Year to Date
	2008	2007	2008	2007
(In thousands)
Service cost - benefits earned in the period	$610	$658	$1,829	$1,974
Interest cost on projected benefit obligation	833	787	2,499	2,362
Expected investment return on plan assets	(991)	(1,072)	(2,973)	(3,216)
Amortization of actuarial loss	206	174	618	520
Amortization of prior service cost	(9)	34	(26)	102
Amortization of transition obligation	3	3	10	10
Net periodic pension cost	$652	$584	$1,957	$1,752

In the third quarter of 2008 and the year to date 2008, we contributed $0.8 million and $2.3 million, respectively, to the qualified defined benefit pension plan.  These contributions are due in part to lower year to date investment performance than previously expected.  We expect to contribute an additional $0.7 million to the qualified defined benefit pension plan in 2008.  The qualified defined benefit pension plan’s asset values have significantly declined in market value since the last plan measurement date, which was December 31, 2007.  If the asset values remain at this lower level or decline further, we may make larger contributions to the plan in 2009 than we did in 2008.

NOTE 6 – INCOME TAXES

The effective income tax rate for income from continuing operations was 33.2% and 37.9% for the third quarter of 2008 and the year to date 2008, respectively.  The effective income tax rate for the third quarter of 2008 was lower than the effective rate for the year to date 2008 principally due to the resolution of an uncertain tax liability because of the lapse of the statute of limitations applicable to the liability.  The effective income tax rate for income from continuing operations was 37.7% and 36.6% during the third quarter of 2007 and the year to date 2007, respectively.  The effective income tax rate for the year to date 2007 benefited from the settlement of certain income tax matters, the reduction in a valuation allowance related to a capital loss carryover (primarily due to realized investment gains), the lapse of a statute of limitations for assessment for certain tax years, and the effect of nontaxable municipal interest income.

Other than the resolution of an uncertain tax liability because of the lapse of the statute of limitations applicable to the liability, there was no material change in the net amount of unrecognized tax benefits in the year to date 2008.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2009 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4 million.  Actual results may differ materially from this estimate.

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

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 3, 2007, approximately 1,100 individuals had joined the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the court issued an Order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs. Remaining before the court are individual claims of approximately four named-plaintiffs. We cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

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

In May 2007, two class action complaints were filed against us, one in the Superior Court of California, Orange County (“Stary matter”), and one in the Superior Court of California, San Diego County (“Christopher matter”), alleging that we violated California law by requesting certain customer information in connection with the return of merchandise for which the customer sought to receive a refund to a credit card.  The plaintiffs sought to recover, on their own behalf and on behalf of a California statewide class of all other individuals who are similarly situated, statutory penalties, costs and attorneys' fees and injunctive relief.  We believe that substantially all of the purported class members of the Christopher matter are within the purported class of the Stary matter. The Stary matter was transferred to the Superior Court of California, San Diego County, where it was being coordinated with the Christopher matter before the same judge.  Both matters were stayed pending the ruling of the California Court of Appeals, Fourth Appellate Division Three, in a similar case involving another retailer.  The appellate court ruled in favor of the other retailer, holding that the California law at issue does not apply to merchandise return transactions. Based on the appellate court ruling, we stipulated with the plaintiffs in the Stary matter and the Christopher matter to the dismissal of the respective matters with prejudice.  The court entered the dismissal in the Christopher matter on October 30, 2008, and entered the dismissal in the Stary matter on December 2, 2008.

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

NOTE 8 – DISCONTINUED OPERATIONS

In the third quarter of 2008 and year to date 2008, we recorded pretax loss from discontinued operations of $0.2 million and $0.3 million, respectively, principally due to continuing costs associated with the stores we closed in 2005 that have lease terms remaining, which we continue to classify as discontinued operations.

In the second quarter of 2007, we recorded pretax, income from discontinued operations of $2.0 million to reflect favorable settlements of KB Toys lease obligations.  We sold the KB Toys business to KB Acquisition Corporation in December 2000, but we have certain continuing indemnification and guarantee obligations with respect to the KB Toys business.  See note 11 to the consolidated financial statements and the KB Toys-related risk factors in Part I, Item 1A. (Risk Factors) in our 2007 Form 10-K for further discussion of KB Toys matters.

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business based on one segment, broadline closeout retailing.  We report the following six merchandise categories:  Consumables, Home, Furniture, Hardlines, Seasonal, and Other.  The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments.  The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, and occasional furniture.  The Hardlines category includes the electronics, appliances, tools, and home maintenance departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Other category includes the toy, jewelry, infant accessories, and apparel departments.   Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations.

The following is net sales data by category:

	Third Quarter		Year to Date
	2008	2007	2008	2007
(In thousands)
Consumables	$341,591	$334,712	$1,027,559	$971,940
Home	173,915	190,433	515,519	558,021
Furniture	170,212	160,169	533,224	502,435
Hardlines	145,566	136,838	434,189	436,341
Seasonal	74,163	83,674	402,780	402,579
Other	116,133	124,812	365,087	372,612
Net sales	$1,021,580	$1,030,638	$3,278,358	$3,243,928

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the current economic and credit crisis, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in  Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, the risks discussed in Part I, Item 1A. (Risk Factors) of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes.  Each term defined in the notes has the same meaning in this item and the balance of this report.

The following are the results from the third quarter of 2008 that we believe are key indicators of our operating performance when compared to the operating performance from the third quarter of 2007:

•
Comparable store sales for stores open at least two years at the beginning of 2008 decreased 0.2%.  The comparable store sales decline was more pronounced in the month of October as conditions in the general economy deteriorated (see Part II, Item 1.A. Risk Factors).

•	Gross margin dollars decreased $5.5 million.

•	Selling and administrative expenses as a percent of sales increased 20 basis points to 35.9% of sales versus 35.7% of sales.

•	Depreciation expense as a percent of sales decreased 20 basis points to 1.9% of sales versus 2.1% of sales.

•	Interest expense increased to $1.6 million from $0.2 million. Interest and investment income decreased to less than $0.1 million from $0.6 million.

•
Borrowings under our five-year $500.0 million unsecured credit facility entered into in October 2004 (“Credit Agreement”), were $269.1 million at the end of the third quarter of 2008, which was principally attributable to the $750 million in share repurchases between March 2007 and February 2008 under the 2007 Repurchase Programs and our seasonal working capital needs prior to our peak holiday selling season.  Our borrowings under the Credit Agreement at the end of the third quarter of 2007 were $138.9 million.

•
Diluted earnings per share from continuing operations improved to $0.15 per share compared to $0.14 per share.  The $0.01 per share increase was driven by a 19.9 million decrease in our outstanding weighted-average diluted shares due to share repurchases under the 2007 Repurchase Programs partially offset by lower income from continuing operations of $2.0 million.

•	We used more net cash in operating activities in the third quarter of 2008 compared to the third quarter of 2007, primarily due to the quarterly change in accounts payable.

•
Average inventory levels were lower throughout the third quarter of 2008 compared to the third quarter of 2007 resulting in a higher inventory turnover rate in the third quarter of 2008 than the third quarter of 2007.

See the discussion and analysis below for additional details of our operating results.

STORES

The following table presents stores opened and closed during the year to date 2008 and the year to date 2007

	2008	2007

Stores open at the beginning of the fiscal year	1,353	1,375
Stores opened during the period	20	7
Stores closed during the period	(7)	(14)
Stores open at the end of the period	1,366	1,368

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year to Date
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	60.0	60.2	60.5
Gross margin	39.8	40.0	39.8	39.5
Selling and administrative expenses	35.9	35.7	34.3	34.4
Depreciation expense	1.9	2.1	1.8	2.0
Operating profit	2.0	2.2	3.7	3.0
Interest expense	(0.2)	0.0	(0.1)	0.0
Interest and investment income	0.0	0.1	0.0	0.2
Income from continuing operations before income taxes	1.8	2.2	3.6	3.2
Income tax expense	0.6	0.8	1.4	1.2
Income from continuing operations	1.2	1.4	2.2	2.0
Discontinued operations	0.0	0.0	0.0	0.0
Net income	1.2%	1.4%	2.2%	2.0%

THIRD QUARTER OF 2008 COMPARED TO THIRD QUARTER OF 2007

Net Sales
Net sales by merchandise category, net sales by merchandise category as a percentage of total net sales, and net sales change in dollars and percentage from the third quarter of 2008 to the third quarter of 2007 were as follows:

	Third Quarter
	2008		2007		Change
($ in thousands)
Consumables	$341,591	33.4%	$334,712	32.5%	$6,879	2.1%
Home	173,915	17.0	190,433	18.5	(16,518)	(8.7)
Furniture	170,212	16.7	160,169	15.5	10,043	6.3
Hardlines	145,566	14.2	136,838	13.3	8,728	6.4
Seasonal	74,163	7.3	83,674	8.1	(9,511)	(11.4)
Other	116,133	11.4	124,812	12.1	(8,679)	(7.0)
Net sales	$1,021,580	100.0%	$1,030,638	100.0%	$(9,058)	(0.9	) %

Net sales decreased 0.9% to $1,021.6 million for the third quarter of 2008, compared to $1,030.6 million for the third quarter of 2007.  The $9.1 million decrease in net sales was due to the comparable store sales decrease of 0.2% for stores open at least two years at the beginning of 2008, and fewer open stores.  Comparable store sales for the Home and Seasonal categories as well as the toy department, which is included in the Other category, were negative for the quarter.  These results were partially offset by positive comparable store sales in the Consumables, Furniture, and Hardlines categories.  The Home category has been challenged across most departments for over a year. The Seasonal category decline was primarily driven by reduction in the net sales of the Halloween, Harvest, and Christmas departments.  The Consumables category continued its strong performance and was led by sales in the food, chemicals, and pet departments.  The Furniture category continued its strong performance and its positive results were driven by mattress sales.  The Hardlines category was driven by the electronics department, primarily due to better availability of closeout merchandise during the third quarter of 2008.

Gross Margin
Gross margin was $406.3 million for the third quarter of 2008, compared to $411.8 million for the third quarter of 2007, a decrease of $5.5 million or 1.3%. The decrease in gross margin was principally due to lower net sales of $9.1 million and a slightly lower gross margin rate.  Gross margin as a percentage of net sales decreased to 39.8% in the third quarter of 2008 compared to 40.0% in the third quarter of 2007. The gross margin rate decrease was principally due to higher markdowns and merchandise sales mix, partially offset by a higher initial markup on merchandise.

Selling and Administrative Expenses
Selling and administrative expenses were $366.5 million for the third quarter of 2008, compared to $367.8 million for the third quarter of 2007, a decrease of $1.3 million or 0.4%.  The decrease in selling and administrative expenses was principally due to lower distribution and outbound transportation costs, the amortization of proceeds related to an early lease termination buyout, and lower advertising expenses principally from delaying television advertising until after the national election.  Distribution and outbound transportation costs, which are included in selling and administrative expenses, decreased to $43.8 million for the third quarter of 2008 compared to $47.7 million for the third quarter of 2007. As a percentage of net sales, distribution and outbound transportation costs decreased by 30 basis points to 4.3% of net sales in the third quarter of 2008 as compared to 4.6% for the third quarter of 2007. The distribution and outbound transportation rate decrease was primarily a result of lower inventory levels, fewer cartons processed through our distribution centers due to the “raise the ring” merchandising strategy, more one-way trips to the stores resulting in a higher shipping cost per mile but fewer miles traveled, and, beginning in July 2008, the integration of our Ohio furniture distribution operations into our regional distribution centers. Partially offsetting these favorable expense items was the impact of higher fuel prices, higher expenses for health and welfare plan costs, and higher share-based compensation.

As a percentage of net sales, selling and administrative expenses were 35.9% for the third quarter of 2008 compared to 35.7% for the third quarter of 2007. The increase in the expense rate was principally driven by our decline in net sales of $9.1 million partially offset by the decrease in selling and administrative expenses.

Depreciation Expense
Depreciation expense for the third quarter of 2008 was $19.6 million compared to $21.3 million for the third quarter of 2007. The $1.7 million decrease in depreciation expense was primarily due to the lower level of capital expenditures in 2006 and 2007 and a decrease in depreciation expense related to the five-year service life of store remodel program assets that were placed in service in 2002 and 2003.  Capital expenditures in 2006 and 2007 were lower than previous years principally because of fewer new store openings.

Interest Expense
Interest expense increased to $1.6 million for the third quarter of 2008, compared to $0.2 million for the third quarter of 2007.   The increase was principally due to increased weighted-average borrowings, which were $179.5 million in the third quarter of 2008 and $8.7 million in the third quarter of 2007.   Higher borrowings in the current year were principally the result of $309 million of common share repurchases in the fourth quarter of 2007 and first quarter of 2008 under our 2007 Repurchase Programs.

Interest and Investment Income
Interest and investment income was less than $0.1 million for the third quarter of 2008, compared to $0.6 million for the third quarter of 2007.  The decrease in interest and investment income was principally due to lower levels of cash and cash equivalents available for investment in the third quarter of 2008 resulting from $309 million of common share repurchases in the fourth quarter of 2007 and the first quarter of 2008 under our 2007 Repurchase Programs.

Income Taxes
The effective income tax rate for the third quarter of 2008 for income from continuing operations was 33.2%, which was lower than the 37.7% effective income tax rate for the third quarter of 2007.  The lower rate was principally due to the recognition of benefits resulting primarily from a higher effect of this year’s lapse of the statute of limitations.

YEAR TO DATE 2008 COMPARED TO YEAR TO DATE 2007

Net Sales
Net sales by merchandise category, net sales by merchandise category as a percentage of total net sales, and net sales change in dollars and percentage from the year to date 2008 to the year to date 2007 were as follows:

	Year to Date
	2008		2007		Change
($ in thousands)
Consumables	$1,027,559	31.4%	$971,940	30.0%	$55,619	5.7%
Home	515,519	15.7	558,021	17.2	(42,502)	(7.6)
Furniture	533,224	16.3	502,435	15.5	30,789	6.1
Hardlines	434,189	13.2	436,341	13.4	(2,152)	(0.5)
Seasonal	402,780	12.3	402,579	12.4	201	0.0
Other	365,087	11.1	372,612	11.5	(7,525)	(2.0)
Net sales	$3,278,358	100.0%	$3,243,928	100.0%	$34,430	1.1%

Net sales increased 1.1% to $3,278.4 million for the year to date 2008, compared to $3,243.9 million for the year to date 2007.  The $34.4 million increase in net sales was due to an increase of 2.1% in comparable store sales for stores open at least two years at the beginning of 2008, partially offset by fewer open stores.  The increase in comparable store sales for the year to date 2008 was driven by an increase in the value of the average basket as our “raise the ring” merchandise strategy has delivered positive results.  The Consumables category produced positive comparable store sales results across most of its departments.  The improvement in the sales performance of the Furniture category was driven by the mattress and casegoods departments.  The Seasonal category produced slightly positive comparable store sales and was strongest in the lawn & garden department. The Hardlines category was essentially flat on a comparable store basis with electronics performing well in the most recent quarters.  The Home category has been challenged across most departments for over a year.  The Other category was lower principally due to a decline in sales from the toy department.

Gross Margin
Gross margin was $1,304.9 million for the year to date 2008, compared to $1,279.8 million for the year to date 2007, an increase of $25.1 million or 2.0%. The increase in gross margin was principally due to increased net sales of $34.4 million and a higher gross margin rate.  Gross margin as a percentage of net sales increased to 39.8% in the year to date 2008 compared to 39.5% in the year to date 2007. The gross margin rate increase was principally due to higher initial markup on merchandise and favorable shrink results related to physical inventories taken in 2008, partially offset by higher markdowns.

Selling and Administrative Expenses
Selling and administrative expenses were $1,124.2 million for the year to date 2008, compared to $1,116.3 million for the year to date 2007, an increase of $7.9 million or 0.7%.  The increase in selling and administrative expenses was primarily due to higher bonus expense, insurance proceeds we recognized in 2007 relating to hurricanes occurring in 2005, higher insurance and insurance-related costs, and higher share-based compensation expense.   The higher bonus expense was principally due to our improved financial performance in the year to date 2008.  Insurance and insurance-related costs increased principally due to higher health and welfare plan costs in the year to date 2008.   Share-based compensation expense increased principally due to a higher number of unvested stock options in the year to date 2008.  Partially offsetting these items were lower store payroll, lower advertising, lower distribution and outbound transportation costs, and the amortization of proceeds related to an early lease termination buyout.   Store payroll decreased principally due to the decline in labor hours due to fewer merchandise cartons processed at the stores. Advertising expense decreased principally due to delaying our television marketing until after the national election.  Distribution and outbound transportation costs, which are included in selling and administrative expenses, decreased to $139.1 million for the year to date 2008 compared to $149.1 million for the year to date 2007. As a percentage of net sales, distribution and outbound transportation costs decreased by 40 basis points to 4.2% of net sales for the year to date 2008 as compared to 4.6% of net sales for the year to date 2007. The distribution and outbound transportation rate decrease was primarily a result of lower inventory levels, fewer cartons processed through our distribution centers due to the “raise the ring” merchandising strategy, more one-way trips to the stores resulting in a higher shipping cost per mile but fewer miles traveled, and, beginning in July 2008, the integration of our Ohio furniture distribution operations into our regional distribution centers. Partially offsetting these favorable distribution and outbound transportation items was the impact of higher fuel prices.  As a percentage of net sales, selling and administrative expenses improved 10 basis points to 34.3% for the year to date 2008 compared to 34.4% for the year to date 2007 principally due to the increase in the year to date 2008 comparable store sales of 2.1%.

Depreciation Expense
Depreciation expense for the year to date 2008 was $58.9 million compared to $64.9 million for the year to date 2007. The $6.0 million decrease in depreciation expense was primarily due to the lower level of capital expenditures in 2006 and 2007 and a decrease in depreciation expense related to the five-year service life of store remodel program assets that were placed in service in 2002 and 2003. Capital expenditures in 2006 and 2007 were lower than previous years principally because of fewer new store openings.

Interest Expense
Interest expense increased to $4.2 million for the year to date 2008, compared to $0.4 million for the year to date 2007.   The increase was principally due to increased weighted-average borrowings, which were $150.1 million in the year to date 2008 and $2.9 million in the year to date 2007.   Higher borrowings in the current year were the result of the $750 million of common share repurchases under our 2007 Repurchase Programs.

Interest and Investment Income
Interest and investment income was less than $0.1 million for the year to date 2008, compared to $5.2 million for the year to date 2007.  The decrease in interest and investment income was principally due to lower levels of cash and cash equivalents available for investment in the year to date 2008, because of the $750 million of common share repurchases under our 2007 Repurchase Programs.

Income Taxes
The effective income tax rate for the year to date 2008 for income from continuing operations was 37.9%.  The effective income tax rate for the year to date 2007 for income from continuing operations was 36.6%, and was lower principally due to the reduction in a valuation allowance related to a capital loss carryover (primarily due to realized investment gains) and the effect of nontaxable municipal interest income.

Capital Resources and Liquidity
The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the Credit Agreement.  We use the Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures.  Given the seasonality of our business, the amount of borrowings under the Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to our peak selling season.  Our borrowings have historically peaked in the third fiscal quarter or early in the fourth fiscal quarter as we build inventory levels prior to the Christmas selling season.  For additional information about the Credit Agreement, see note 3 to the consolidated financial statements in our 2007 Form 10-K.

At November 1, 2008, borrowings available under the Credit Agreement were $177.7 million, after taking into account outstanding borrowings of $269.1 million and the reduction in availability resulting from outstanding letters of credit totaling $53.2 million.  The weighted-average interest rate on our outstanding borrowings at November 1, 2008 was 4.0%.  Total indebtedness (outstanding borrowings plus letters of credit) under the Credit Agreement reached approximately $350 million in November 2008.  We expect that total indebtedness under the Credit Agreement will decline through the remainder of 2008 to approximately $40 million at the end of 2008.

Net cash used in operating activities was $5.5 million for the year to date 2008 compared to net cash provided by operating activities of $45.0 million for the year to date 2007.  The decrease in cash provided by operating activities was principally due to higher payments of income taxes in the year to date 2008 and the year to date change in accounts payable, partially offset by a reduction in the cash used to acquire merchandise. We paid income taxes of $85.7 million and $45.8 million, net of refunds, in the year to date 2008 and the year to date 2007, respectively.  The increase in the year to date 2008 income taxes paid was caused by improved operating performance and a lower current year tax deduction due to a decline in stock option exercises during 2008.  In the year to date 2007, we improved our accounts payable leverage significantly as a result of improving our vendor payment terms.  As part of our strategy to improve our inventory turnover rate, inventory per average store was lower in the year to date 2008 when compared to inventory per average store in the year to date 2007, resulting in less cash expended to acquire merchandise in the year to date 2008.

Net cash used in investing activities, which was principally comprised of capital expenditures, was $75.1 million for the year to date 2008 compared to $38.1 million for the year to date 2007.  The increase in capital expenditures was driven by the completion of installation of our new point-of-sale register system, hardware, development and licensing costs associated with our SAP for Retail system implementation, 20 new stores opened, and the acquisition of two store properties we were previously leasing.

Net cash provided by financing activities was $82.7 million for the year to date 2008, compared to net cash used in financing activities of $246.8 million for the year to date 2007.  In the year to date 2008, borrowings under our Credit Agreement provided us $105.4 million and we used a portion of these proceeds to acquire approximately 2.2 million of our common shares for $37.5 million to complete the 2007 Repurchase Programs.  In the year to date 2007, we disbursed $443.3 million for the acquisition of our common shares under the 2007 Repurchase Programs, partially offset by $138.9 million of borrowings under our Credit Agreement, $35.8 million of proceeds from the exercise of stock options and $19.8 million for the excess tax benefit on share-based awards.

As discussed further below in Part II, Item 1A. Risk Factors, the recent events that have occurred in the financial and credit markets continue to add a high level of uncertainty to factors which may affect our results of operations, capital resources, and liquidity, as well as credit availability of our vendors and credit availability of our customers.   Based in part on discussions we have had with our key banking relationships, we currently believe that we have, or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, future capital expenditures, new projects, and currently maturing obligations.  We are not currently aware of any other trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had no fixed rate long-term debt at November 1, 2008. An increase of 1% in our variable interest rate on our outstanding debt would not have a material effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 7 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

For information regarding the most significant risks to us, please see Part I, Item 1A. (Risk Factors) in our 2007 Form 10-K, as well as the risks discussed below.  There were no material changes to such disclosures contained in our 2007 Form 10-K other than the addition of the risk factor set forth below.

The current conditions in the financial markets combined with the current economic conditions including falling home prices, job losses, foreclosures, bankruptcies, and reduced access to credit are extraordinary and give rise to uncertainties that may adversely affect our capital resources, financial condition, results of operations, and liquidity including, but not limited to the following:

•
Consumers may defer or elect to forego purchases in response to tighter credit and negative financial news.  Reduced consumer spending may reduce our net sales, lowering our profitability and our ability to convert merchandise inventories to cash.

•	Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used to generate power by utilities, may affect our gross profit and operating profit margins.
•
The impact of these conditions on our vendors’ businesses cannot be predicted.  Our vendors may be negatively impacted due to insufficient availability of credit to fund their operations or insufficient demand for their products, which may affect their ability to fulfill their obligations to us.

•
Demand for our merchandise could be different from our expectations causing us to under buy or over buy certain categories or departments of merchandise, which could result in customer dissatisfaction or excessive markdowns required to sell through the merchandise.

•
Competitive reaction to the marketplace, including the recent increasing trend in liquidations occurring at bankrupt retailers, may drive our competitors, some of whom are better capitalized than us, to offer significant discounts or promotions on their merchandise potentially negatively affecting our sales and profit margins.

•
Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding beyond the maturity of the Credit Agreement in October 2009.  In order to conserve liquidity, we may choose in the short term to defer making investments that could further improve our long-term profitability.

•	A downgrade in our credit rating could negatively affect our ability to access capital or increase the borrowing rates we pay beyond the maturity of the Credit Agreement in October 2009.
•	A decline in the market value of our pension plan’s investment portfolios may affect our financial condition, results of operations, and liquidity.

Additionally, many of the effects and consequences of the financial crisis and broad economic downturn are currently unknown and beyond our control; any one or all of them could potentially have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We are providing the disclosure in this Item 5 in lieu of providing such disclosure under Item 5.02(e) of a Current Report on Form 8-K.  The description of each agreement discussed below is qualified in its entirety by reference to the applicable exhibit attached to this Form 10-Q.

Employment Agreements

On December 5, 2008, we entered into new employment agreements with our principal executive officer (Steven S. Fishman), our principal financial officer (Joe R. Cooper), and our other executive officers whose compensation is described in our April 15, 2008 proxy statement (Brad A. Waite, John C. Martin and Lisa M. Bachmann). These new employment agreements replace in their entirety the existing employment agreements we had previously entered into with Mr. Fishman, Mr. Cooper, Mr. Waite, Mr. Martin and Ms. Bachmann (“named executive officers”).

Below is a brief description of the material terms and conditions of the new employment agreements with the named executive officers. The terms of the new employment agreements are substantially similar and are described collectively herein except where their terms materially differ. Unless the executive and we mutually agree to amend or terminate his or her new employment agreement, its terms will remain unchanged and it will remain effective as long as we employ the named executive officer.

The principal purpose of the new employment agreements is to conform the agreements to the substantive and procedural requirements of Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”), and the regulations promulgated thereunder. In order to conform to Section 409A, the new employment agreements adopt definitions that are consistent with Section 409A and the regulations promulgated thereunder (including the Section 409A definitions for “change in control event” and “separation from service”), and provide that certain payments made following a separation from service are delayed for a period of six months following such separation from service.

Under the terms of the new employment agreements, the named executive officers are each entitled to receive at least the following salaries, which amounts are not subject to automatic increase:  Mr. Fishman: $1,200,000; Mr. Cooper: $440,000; Mr. Waite: $550,000; Mr. Martin: $520,000; and Ms. Bachmann: $440,000. The terms of each named executive officer’s new employment agreement also establishes the smallest payout percentages that may be set annually for his or her target and stretch bonus levels. The payout percentages set by the new employment agreements for target bonus and stretch bonus, respectively, are as follows (expressed as a percentage of the named executive officer’s salary):  Mr. Fishman: 100% and 200%; Mr. Cooper: 60% and 120%; Mr. Waite: 75% and 150%; Mr. Martin: 60% and 120%; and Ms. Bachmann: 60% and 120%.  The salaries and payout percentages set by the new employment agreements reflect the named executive officers’ current salaries and the payout percentages applicable to their 2008 bonus opportunities. The new employment agreements also provide each named executive officer with an automobile or automobile allowance.

Each new employment agreement requires the named executive officer to devote his or her full business time to our affairs and prohibits the named executive officer from competing with us during his or her employment. Each named executive officer’s new employment agreement also includes several restrictive covenants that survive the termination of his or her employment, including confidentiality (infinite), non-solicitation (two years), non-disparagement (infinite), non-competition (one year but reduced to six months following a change of control), and continuing cooperation (three years for Mr. Fishman and infinite for the other named executive officers).

Under each new employment agreement, if a named executive officer is terminated for cause or due to his or her voluntary resignation, we have no further obligation to pay any unearned compensation or to provide any future benefits to the named executive officer. If terminated without cause, Mr. Fishman would continue to receive his salary for two years and each of the other named executive officers would continue to receive his or her respective salary for one year. The salary continuation period is six months for all named executive officers if terminated in connection with becoming disabled. Each named executive officer would receive a lump sum payment equal to two times his or her respective salary if terminated in connection with a change in control. Additionally, each named executive officer is eligible (based on our achievement of at least the corporate performance amount corresponding to the floor bonus level) to receive a prorated bonus for the fiscal year in which his or her termination is effective if he or she is terminated without cause or in connection with his or her death or disability, and two times his or her stretch bonus if terminated following a change of control.

Each of the named executive officers is also entitled to receive continued healthcare coverage: 1) for up to two years following a termination without cause or if terminated in connection with a change of control, plus the amount necessary to reimburse him or her for the taxes he or she would be liable for as a result of such continued healthcare coverage; and 2) for six months following termination due to disability, plus long-term disability benefits. Additionally, if terminated without cause, Mr. Fishman is entitled to continue receiving an automobile or automobile allowance for two years, and the other named executive officers are entitled to continue receiving an automobile or automobile allowance for one year.

The change of control provisions of the new employment agreements provide that each named executive officer receives the above described cash payments and other benefits in connection with a change of control only if the named executive officer is terminated in connection with the change of control. Pursuant to the new employment agreements, a named executive officer’s termination in connection with a change of control is generally deemed to occur if, during the applicable protection period, we or any other party to the change of control (e.g., the unrelated acquirer or successor company): 1) terminate the named executive officer without cause; 2) breach a term of the new employment agreement; or 3) constructively terminate the named executive officer (i.e., the named executive officer is caused to resign due to the imposition of a material adverse change in the executive’s duties, compensation or reporting relationships after our failure to cure such change). The protection period afforded to Mr. Fishman consists of the six months preceding a change of control and the two years following a change of control. The protection period afforded to the other named executive officers consists of the three months preceding a change of control and the two years following a change of control.

If the payments received by a named executive officer in connection with a change of control constitute an “excess parachute payment” under Section 280G of the IRC, the named executive officer is entitled to reimbursement for any excise tax imposed under Section 4999 of the IRC, or the named executive officer’s benefits under his or her new employment agreement will be reduced to the extent necessary to become one dollar less than the amount that would generate such excise tax, if this reduction results in a larger after-tax amount as compared to the excise tax reimbursement method. The compensation payable on account of a change of control may be subject to the deductibility limitations of Sections 162(m) and 280G of the IRC.

Indemnification Agreements

On December 5, 2008, our Board of Directors approved new indemnification agreements to be entered into with our outside directors, named executive officers, and other officers holding the position of senior vice president. Each indemnification agreement provides the director or officer with a contractual right to indemnification from us in the event such director or officer is subject to a threatened or actual claim or lawsuit arising from his or her service to us, except if such director’s or officer’s act or omission giving rise to any claim for indemnification was occasioned by his or her intent to cause injury to the Company or by his or her reckless disregard for the best interests of the Company, and in respect of any criminal action or proceeding, he or she had reasonable cause to believe his or her conduct was unlawful.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.  Exhibits 10.1 through 10.14 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document

10.1*	Amended and Restated Employment Agreement with Steven S. Fishman.

10.2*	Amended and Restated Employment Agreement with Joe R. Cooper.

10.3*	Amended and Restated Employment Agreement with Brad A. Waite.

10.4*	Amended and Restated Employment Agreement with John C. Martin.

10.5*	Amended and Restated Employment Agreement with Lisa M. Bachmann.

10.6*	Employment Agreement with Robert C. Claxton.

10.7*	Amended and Restated Employment Agreement with Charles W. Haubiel II.

10.8*	Amended and Restated Employment Agreement with Norman J. Rankin.

10.9*	Amended and Restated Employment Agreement with Robert S. Segal.

10.10*	Big Lots 2006 Bonus Plan, as amended and restated effective December 5, 2008.

10.11*	First Amendment to Big Lots Executive Benefit Plan.

10.12*	Form of Indemnification Agreement.

10.13*	Form of Executive Severance Agreement.

10.14*	Form of Senior Executive Severance Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2008

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)