Form 10-K
period 2009-01-31
BIG LOTS INC
filed 2009-03-30
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————————

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,503,412,224 on August 2, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).

The number of the Registrant’s Common Shares outstanding as of March 25, 2009 was 82,569,473.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

PART I

ITEM 1. BUSINESS

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our”), is the nation’s largest broadline closeout retailer (see below for a discussion of closeout retailing). At January 31, 2009, we operated a total of 1,339 stores in 47 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots. com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years comprised of 52 weeks and some comprised of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2009 (“2009”) is comprised of the 52 weeks that began on February 1, 2009 and will end on January 30, 2010. Fiscal year 2008 (“2008”) is comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008. Fiscal year 2006 (“2006”) was comprised of the 53 weeks that began on January 29, 2006 and ended on February 3, 2007. Fiscal year 2005 (“2005”) was comprised of the 52 weeks that began on January 30, 2005 and ended on January 28, 2006.

We manage our business on the basis of one segment: broadline closeout retailing. Please refer to the consolidated financial statements and related notes in this Annual Report on Form 10-K (“Form 10-K”) for our financial information. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Consumables, Home, Furniture, Hardlines, Seasonal, and Other. The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments. The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. Case goods consist of bedroom, dining room, and occasional furniture. The Hardlines category includes the electronics, appliances, tools, and home maintenance departments. The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments. The Other category includes the toy, jewelry, infant accessories, and apparel departments. Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations. See note 12 to the accompanying consolidated financial statements for the net sales results of these categories for 2008, 2007, and 2006.

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

Closeout Retailing

Closeout retailers purchase merchandise that generally results from production overruns, packaging changes, discontinued products, liquidations, or returns. As a result, closeout retailers generally can purchase most merchandise at lower costs and offer most merchandise at lower prices than those paid and offered by traditional discount retailers. We attempt to maximize the amount of closeout merchandise available in our stores and to offer merchandise with great value to our customers. We work closely with our vendors to obtain name brand merchandise that is easily recognizable by our customers. In addition to closeout merchandise, we stock many products on a consistent basis at our stores. This merchandise may not always be the same brand or may be off-brand because we attempt to provide our customers with merchandise at a price that represents a great value. For net sales by merchandise category and as a percent of total net sales, see the 2008 Compared To 2007 and 2007 Compared To 2006 sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Real Estate

The following table compares the number of stores in operation at the beginning and end of each of the last five fiscal years:

	2008	2007	2006	2005	2004
Stores open at the beginning of the year	1,353	1,375	1,401	1,502	1,430
Stores opened during the year	21	7	11	73	103
Stores closed during the year	(35)	(29)	(37)	(174)	(31)
Stores open at the end of the year	1,339	1,353	1,375	1,401	1,502

As part of our real estate strategy initiated in the latter half of 2005, we closed a number of underperforming locations. Since that time, we have focused on improving profitability through managing our existing store base as opposed to through opening a high number of new stores. Over the last three years, the commercial real estate market demanded higher rent charges than our store operating model enabled us to pay and, as a result, we signed fewer new leases and opened fewer new stores than in previous years. During the latter half of 2007, the commercial real estate market began to soften and we believe we were able to favorably negotiate renewals for certain store leases which previously may have resulted in store closures. During 2008 and heading into 2009, we have been able to successfully negotiate a number of new store leases as the availability of space has improved and rental rates have begun to moderate. For additional information about our real estate strategy, see the accompanying MD&A.

The following table details our stores by state at January 31, 2009:

Alabama	28
Arizona	34
Arkansas	9
California	176
Colorado	21
Connecticut	6
Delaware	3
Florida	103
Georgia	57
Idaho	5
Illinois	34
Indiana	44
Iowa	3
Kansas	9
Kentucky	40
Louisiana	22
Maine	6
Maryland	12
Massachusetts	14
Michigan	39
Minnesota	5
Mississippi	15
Missouri	23
Montana	1
Nebraska	3
Nevada	12
New Hampshire	6
New Jersey	13
New Mexico	13
New York	45
North Carolina	61
North Dakota	1
Ohio	102
Oklahoma	16
Oregon	11
Pennsylvania	61
Rhode Island	1
South Carolina	29
Tennessee	43
Texas	113
Utah	10
Vermont	4
Virginia	36
Washington	19
West Virginia	18
Wisconsin	11
Wyoming	2
Total stores	1,339
Number of states	47

Of our 1,339 stores, 37% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represent 38% of our 2008 net sales.

Associates

At January 31, 2009, we had approximately 37,000 active associates comprised of 13,600 full-time and 23,400 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 41,400 in 2008. Approximately 63% of the associates employed throughout the year are employed on a part-time basis. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry and face strong sales competition from other general merchandise, discount, food, arts and crafts, and dollar store retailers. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad assortment of closeout merchandise from vendors.

Purchasing

An integral part of our business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. We believe that we have built strong relationships with many brand-name vendors and we have capitalized on our purchasing power in the closeout marketplace, including our ability to pay timely, to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of a vendor’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions, thus providing a high level of service and convenience to our vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We supplement our traditional brand-name closeout purchases with various direct import and domestically-sourced merchandise, which represents merchandise that our customers consistently expect us to have in our stores or merchandise that we believe offers our customers a significant value. We expect that the unpredictability of the retail and manufacturing environments coupled with our dominant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

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

Our merchandise is purchased from domestic and foreign vendors that provide us with multiple sources for each product category. In 2008, our top ten vendors accounted for 14% of total purchases (at cost) while the largest vendor accounted for approximately 3% of the aggregate.

During 2008, we purchased approximately 27% of our merchandise directly from overseas vendors, including 21% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks as described further in Item 1A in this Form 10-K.

Warehouse and Distribution

The majority of the merchandise sold by us is received and processed for retail sale and distributed to the retail locations from our five regional closeout distribution centers and one furniture distribution center. During 2008, we integrated the distribution of furniture out of our Columbus, Ohio furniture distribution center and into four of our regional closeout distribution centers. We believe this change allows us to more efficiently flow product to our stores primarily by reducing the transportation cost of furniture from the distribution centers to the stores because the regional distribution centers are generally located closer to the stores they service. In addition to the merchandise distribution centers, we operate warehouses in Ohio and California that distribute store fixtures and supplies. We manage the inventory levels of merchandise in our distribution centers so that we can distribute quickly and efficiently to our stores in order to maximize sales and our inventory turnover rate. We selected the locations of our distribution facilities in an attempt to minimize transportation costs and the distance from distribution facilities to our stores. Some of our vendors deliver merchandise directly to our stores. During the past three years, we implemented several warehouse, distribution, and outbound transportation initiatives, including but not limited to a vendor compliance program in 2006 that imposes strict documentation and packing requirements on shipments of merchandise that we receive in our distribution centers, an outbound transportation initiative in 2007 that led to a higher use of one-way carriers and thus a reduction in round trip carriers, the integration in 2008 of the Columbus, Ohio furniture distribution center into four of our regional distribution centers, and other transportation initiatives aimed at lowering our inbound and outbound transportation costs.

For further discussion of our warehouses and distribution facilities and related initiatives, refer to the Warehouse and Distribution section under Item 2, Properties, in this Form 10-K and the Cost Structure section included in our Overview section under Item 7, MD&A, in this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing approaches to promote our brand and retail position through television, internet, in-store point of purchase, and print media. The centerpiece of our marketing efforts is our television campaign which combines elements of strategic branding and promotion. These same elements are then used in all other consumer touch points. Our highly targeted media placement strategy uses national cable as the foundation of our television buys which is then supplemented with local broadcast in key markets. Our marketing program utilizes printed advertising circulars, which we design, in all markets that are served by our stores. In 2007 and 2008, we distributed multi-page circulars covering 26 and 27 weeks, respectively. In 2009, we expect to distribute circulars covering 27 weeks. We distribute circulars through a combination of newspaper insertions and mailings. We create regional versions of these circulars to take advantage of market differences caused by product availability, climate, and customer preferences. We continue to use our website (www.biglots. com) in order to improve the efficiency of communicating with our customers using the internet. In 2006, we overhauled and re-launched our website. Our on-line customer list, which we refer to as the Buzz Club, has grown from just over one million members at the end of 2006 to over four million members at the end of 2008. The Buzz Club is an important marketing tool which allows us to communicate in a cost effective manner with our core customer base, including e-mail delivery of our circulars. In addition, store promotional materials, including in-store signage, emphasize special bargains and significant values offered to customers.

Over the past five fiscal years, total advertising expense as a percentage of total net sales ranged from 2.2% to 2.3%. In 2008, advertising expense as a percentage of total net sales was 2.2%.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter. In addition, our quarterly net sales and operating profits can be affected by the timing of new store openings and store closings, the timing of television and circular advertising, and the timing of certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses in the third fiscal quarter in anticipation of increased sales activity during the fourth fiscal quarter. The fourth fiscal quarter typically includes a leveraging effect on operating results because net sales are higher and certain of our costs are fixed such as rent and depreciation.

The seasonality of our net sales and related merchandise inventory requirements influences our availability of and demand for cash or access to credit. We historically have maintained and drawn upon our credit facility to fund our working capital requirements, which typically peak slightly before or after the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2008, our borrowings under our $500.0 million unsecured credit facility entered into in October 2004 (“2004 Credit Agreement”) were primarily driven by the execution of the $600.0 million share repurchase program authorized by our Board of Directors in March 2007 (“March 2007 Repurchase Program”), the $150.0 million share repurchase program authorized by our Board of Directors in November 2007 (“November 2007 Repurchase Program”), and our seasonal borrowing requirements as discussed above. In 2008, total borrowings under the 2004 Credit Agreement peaked at approximately $300 million in early November. As of January 31, 2009, our borrowings under the 2004 Credit Agreement were $61.7 million. We expect that borrowings will vary throughout 2009 depending on various factors, including our seasonal need to acquire merchandise inventory prior to peak selling seasons and the timing and amount of sales to our customers. The 2004 Credit Agreement terminates in October 2009. We expect to execute a new bank credit facility by the end of the second quarter of 2009. For additional information on the 2004 Credit Agreement, a discussion of our sources and uses of funds, and our efforts to execute a new bank credit facility, see the Capital Resources and Liquidity section under Item 7, MD&A, in this Form 10-K.

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

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”).

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Standards; charters of our Board of Directors’ Audit, Compensation, and Nominating/ Corporate Governance Committees; Code of Business Conduct and Ethics; Code of Ethics for Financial Professionals; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our websites are not part of this report.

ITEM 1A. RISK FACTORS

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2008 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

The current conditions in the financial markets combined with the current economic conditions (including falling home prices, increased levels of unemployment, foreclosures on mortgages, bankruptcies, and reduced access to credit) are extraordinary and give rise to risks and uncertainties that may adversely affect our capital resources, financial condition, results of operations, and liquidity including, but not limited to the following:

  Consumers may defer or elect to forego purchases in response to tighter credit and negative financial news. Reduced consumer spending may reduce our net sales, which could lower our profitability and limit our ability to convert merchandise inventories to cash.

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

  Our expectations regarding the demand for our merchandise may be inaccurate, which could cause us to under buy or over buy certain categories or departments of merchandise, which could result in customer dissatisfaction or excessive markdowns required to sell through the merchandise.

  The reaction of our competitors to the marketplace, including the emerging trend of liquidations occurring at bankrupt retailers, may drive our competitors, some of whom are better capitalized than us, to offer significant discounts or promotions on their merchandise, which could negatively affect our sales and profit margins.

  A downgrade in our credit rating could negatively affect our ability to access capital or increase the borrowing rates we pay.

  A further decline in the market value of our qualified defined benefit pension plan’s (“Pension Plan”) investment portfolios may affect our financial condition, results of operations, and liquidity.

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

There is a risk that we will be unable to continue to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. In 2008, we were able to meet or exceed many of our operating performance targets and goals that we announced in 2007. When announced, we expected to meet these targets and goals by 2009. As a result of achieving these targets and goals one year early, we developed an updated strategic plan in 2008 that we intend to use as our roadmap for the next three years (see the accompanying MD&A for additional information concerning our operating strategy). The new plan includes a continued focus on merchandising, real estate, and cost structure.

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

Further declines in general economic condition, consumer spending levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially adversely affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the United States’ economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. The economies of four states (Ohio, Texas, California, and Florida) are particularly important as approximately 37% of our current stores operate in these states and 38% of our 2008 net sales occurred in these states.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

The products we sell are sourced from a variety of vendors with approximately half of our merchandise assortment being pre-planned and made according to our specifications and approximately half of our merchandise sourced on a closeout basis. The portion of our assortment that is pre-planned and made according to our specifications consists of imported merchandise (primarily furniture, seasonal, and portions of our home categories along with certain other classifications like toys) or merchandise that is re-orderable upon demand. For the closeout component of our business, we do not control the supply, design, function, availability, or cost of many of the products that we offer for sale. We depend upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers, in order to meet or exceed our operating performance targets for gross margin. In addition, we rely on our vendors to provide us with quality merchandise. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. If shortages or disruptions occur in the availability of closeout merchandise or if the quality of such merchandise is not acceptable to our customers or us, it is likely to have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

We rely on vendors located in foreign countries for significant amounts of merchandise. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher gross margin. During 2008, we purchased approximately 27% of our products directly from overseas vendors including 21% from vendors located in China. Our ability to find qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the United States. Factors relating to foreign trade that are beyond our control include increased import duties, increased shipping costs, more restrictive quotas, loss of “most favored nation” trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our vendors could materially adversely affect our business and financial performance.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially adversely impact our business and financial performance.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to maintain appropriate in-stock levels. As stated above, we obtain approximately a quarter of our merchandise from vendors outside of the United States. These foreign vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase and manufacture of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, even though the lead time to obtain domestically-sourced merchandise is less, we attempt to maximize our gross margin and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

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

The bankruptcy of our formerly owned KB Toys business may adversely affect our business and financial performance.

In December 2000, we sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from their January 14, 2004 bankruptcy (with the new owner of the KB Toys business referred to as “KB-II”). On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information we have received subsequent to the December 11, 2008 bankruptcy filing, we believe we may have indemnification and guarantee obligations (“KB-II Bankruptcy Lease Obligations”) with respect to 31 KB Toys store leases. In the fourth quarter of 2008, we accrued an estimated liability in the amount of $5.0 million related to KB-II Bankruptcy Lease Obligations. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcies, see note 11 to the accompanying consolidated financial statements.

A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.

We are required by accounting rules to periodically assess our property and equipment and deferred tax assets for realizability and recognize an impairment loss or valuation charge, if necessary. In performing these assessments, we use our historical financial performance to indicate to us whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. If our financial performance significantly declines, it could negatively affect the results of our assessments of the recoverability of our property and equipment and our deferred tax assets. This risk is heightened as a result of the current economic conditions; however, we did not recognize a material impairment or valuation allowance upon completing the assessments necessary for the accompanying consolidated financial statements. There is a risk that if our future operating results significantly decline, it could impair our ability to recover the value of our property and equipment and deferred tax assets. Impairment or valuation charges taken against property and equipment and deferred tax assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity (see the Critical Accounting Policies and Estimates section of our MD&A for further discussion of our accounting policies for long-lived assets and income taxes).

Our inability, if any, to comply with the terms of the 2004 Credit Agreement may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We have the ability to borrow funds under the 2004 Credit Agreement and we utilize this ability at various times depending on operating or other cash flow requirements. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. If our financial performance is not in compliance with these covenants, it may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding beyond the maturity of the 2004 Credit Agreement in October 2009.

Our primary source of liquidity is cash flows from operations and, as necessary, access to the credit markets to fund our seasonal working capital, other capital, and operating expenditures. Specifically, we have used our revolving bank credit facility under the 2004 Credit Agreement to fund peak levels of working capital, which have historically occurred late in our third fiscal quarter or early in our fourth fiscal quarter, and to make other investments in the business for which we expect a future economic benefit. The termination of the 2004 Credit Agreement in October 2009 and the reduced availability and increased costs in the current credit market may impact our current operating and investing strategies. We intend to arrange for a new revolving credit facility to replace the expiring 2004 Credit Agreement. There can be no assurance that the credit markets will not deteriorate further which could adversely impact our ability to execute a new credit facility. If we were unable to access the credit markets and secure a new credit facility, we could face business disruptions. Also, costs associated with a new credit facility could increase our costs of funding our operations.

If we are unable to maintain or upgrade our information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

If we are unable to successfully execute our SAP® for Retail system implementation, our operations may be disrupted or become less efficient.

In January 2008, we announced our plans to implement SAP® for Retail solutions over the next few years. New financial systems, including general ledger, accounts payable and fixed assets, were under development during 2008 and are planned for continued development and testing in 2009. We expect to place the new financial systems in service in 2010. A new core merchandising system is planned for development in 2009 and development and testing in 2010, with plans to place the new core merchandising system in service in 2011. The implementation of these systems is expected to have a pervasive impact on our information systems and across a significant portion of our general office operations, including merchandising, technology, and finance. If we are unable to successfully implement SAP® for Retail, it may have an adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to retain suitable store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores and a significant number of these leases expire or are up for renewal each year. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. If we are not able to negotiate favorable lease renewals, including the proper determination of which leases to renew, our financial position, results of operations, and liquidity may be negatively affected.

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

We also may be subject to a number of other factors which may, individually or in the aggregate, materially or adversely affect our business. These factors include, but are not limited to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Operations

All of our stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 29,800 square feet, of which an average of 21,400 square feet is selling square feet. The average cost to open a new store in a leased facility during 2008 was approximately $1.0 million, including cost of inventory. Except for 54 owned sites, all of our stores are leased. In 2008, we acquired, for $8.6 million, two store properties we were previously leasing. The 54 owned stores are located in the following states:

Stores
State	Owned
Arizona	3
California	39
Colorado	3
Florida	2
Louisiana	1
New Mexico	2
Ohio	1
Texas	3
Total	54

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to 10 years with multiple five-year renewal options. Sixty-one store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 11 month-to-month leases and 54 owned locations.

		Leases
	Expiring	Without
Fiscal Year:	Leases	Options
2009	247	45
2010	249	45
2011	237	31
2012	182	19
2013	237	31
Thereafter	152	12

Warehouse and Distribution

At January 31, 2009, we own or lease approximately 10.2 million square feet of distribution center and warehouse space. We operated five regional closeout distribution centers strategically placed across the United States and a furniture distribution center in California. Our regional closeout distribution centers are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. In addition to these merchandise distribution centers, we own or lease warehouses in Ohio and California that distribute store fixtures and supplies. The regional closeout distribution centers utilize warehouse management technology, which enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our merchandise distribution facilities was approximately 2.5 million cartons per week in 2008. Certain vendors deliver merchandise directly to our stores. We attempt to get merchandise from our vendors to the sales floor in the most effective manner.

The number of owned and leased warehouse and distribution facilities and the corresponding square footage of the facilities by state at January 31, 2009, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	1	2	3	3,559	731	4,290
California	1	1	2	1,423	467	1,890
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Total	5	3	8	8,985	1,198	10,183

Corporate Office

We own the facility in Columbus, Ohio that serves as our general office for corporate associates.

ITEM 3. LEGAL PROCEEDINGS

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, please refer to note 10 to the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at January 31, 2009 were as follows:

			Officer
Name	Age	Offices Held	Since
Steven S. Fishman	57	Chairman, Chief Executive Officer and President	2005
John C. Martin	58	Executive Vice President, Merchandising	2003
Brad A. Waite	51	Executive Vice President, Human Resources, Loss Prevention and Risk Management	1998
Lisa M. Bachmann	47	Senior Vice President, Merchandise Planning/Allocation and Chief Information Officer	2002
Christopher T. Chapin	45	Senior Vice President, Store Operations	2008
Robert C. Claxton	54	Senior Vice President, Marketing	2005
Joe R. Cooper	51	Senior Vice President and Chief Financial Officer	2000
Charles W. Haubiel II	43	Senior Vice President, Legal and Real Estate, General Counsel and Corporate Secretary	1999
Norman J. Rankin	52	Senior Vice President, Big Lots Capital and Wholesale	1998
Robert S. Segal	54	Senior Vice President, General Merchandise Manager	2005
Harold A. Wilson	60	Senior Vice President, Distribution and Transportation Services	1995
Timothy A. Johnson	41	Vice President, Strategic Planning and Investor Relations	2004
Paul A. Schroeder	43	Vice President, Controller	2005

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

Christopher T. Chapin is responsible for store operations, including store standards, customer service, personnel development, program implementation, and execution. Prior to joining us in May 2008, Mr. Chapin was President and Chief Executive Officer at Facility Source Inc., a retail facility maintenance and management provider, and Vice President and Director of Store Operations at Limited Brands, Inc., a retailer.

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

Harold A. Wilson is responsible for warehousing, distributing, and transporting merchandise. Mr. Wilson joined us in 1995. Prior to joining us, Mr. Wilson was the Vice President of Distribution at Limited Brands, Inc., a retailer, and held a senior position in the distribution department at Neiman-Marcus, Inc., a luxury retailer.

Timothy A. Johnson is responsible for our strategic planning and investor relations functions. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined us in 2000 as Director of Strategic Planning.

Paul A. Schroeder is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable, and inventory control. Mr. Schroeder joined us as Director, Accounting Operations in April 2005, and was promoted to Vice President, Controller in September 2005. Prior to joining us, Mr. Schroeder was Director of Finance at American Signature, Inc., a furniture retailer, and held various finance positions at Limited Brands, Inc., a retailer.

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

Effective August 18, 2006, our common shares were listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” Prior to the August 18, 2006 change, our symbol on the NYSE was “BLI.” The following table reflects the high and low sales prices per common share for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2008		2007
	High	Low	High	Low
First Quarter	$28.65	$15.00	$34.55	$23.43
Second Quarter	34.88	26.03	36.15	24.72
Third Quarter	35.33	18.99	31.98	22.37
Fourth Quarter	$24.88	$12.93	$22.95	$12.40

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

On March 9, 2007, we announced our $600.0 million March 2007 Repurchase Program commencing upon authorization by our Board of Directors and continuing until exhausted. On November 30, 2007, we announced our $150.0 million November 2007 Repurchase Program commencing upon the completion of the March 2007 Repurchase Program and continuing until exhausted. On December 3, 2007, we completed the March 2007 Repurchase Program. In the first quarter of 2008, we completed the November 2007 Repurchase Program. Common shares acquired through the repurchase programs are available to meet obligations under equity compensation plans and for general corporate purposes. During 2007, as part of these announced repurchase programs, we purchased 30.0 million common shares having an aggregate cost of $712.5 million with an average price paid per share of $23.76. During 2008, as part of these announced repurchased programs, we purchased 2.2 million common shares having an aggregate cost of $37.5 million with an average price paid per share of $17.28.

The repurchased common shares were placed into treasury and are used for general corporate purposes including the issuance of shares related to employee benefit plans.

At the close of trading on the NYSE on March 25, 2009, there were approximately 1,100 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal year period ended January 31, 2009, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 29, 2005, January 28, 2006, February 3, 2007, February 2, 2008, and January 31, 2009. The graph and table assumes that $100 was invested on January 31, 2004, in each of our common stock, the S&P 500 Index, and the S&P 500 Retailing Index and assumes reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

		Indexed Returns
		Years Ending
	Base
	Period
	January	January	January	January	January	January
Company / Index	2004	2005	2006	2007	2008	2009
Big Lots, Inc.	$100.00	$78.98	$97.24	$184.01	$123.92	$95.19
S&P 500 Index	100.00	105.34	117.59	135.22	132.78	80.51
S&P 500 Retailing Index	$100.00	$114.78	$124.87	$143.74	$117.31	$73.07

ITEM 6. SELECTED FINANCIAL DATA

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year (a)
	2008 (b)	2007 (c)	2006 (b)(d)	2005	2004
(In thousands, except per share amounts and store counts)
Net sales	$4,645,283	$4,656,302	$4,743,048	$4,429,905	$4,149,252
Cost of sales	2,787,854	2,815,959	2,851,616	2,698,239	2,462,114
Gross margin	1,857,429	1,840,343	1,891,432	1,731,666	1,687,138
Selling and administrative expenses	1,523,882	1,515,379	1,622,339	1,596,136	1,518,589
Depreciation expense	78,624	88,484	101,279	108,657	99,362
Operating profit	254,923	236,480	167,814	26,873	69,187
Interest expense	(5,282)	(2,513)	(581)	(6,272)	(24,845)
Interest and investment income	65	5,236	3,257	313	618
Income from continuing operations before income
taxes	249,706	239,203	170,490	20,914	44,960
Income tax expense	94,908	88,023	57,872	5,189	13,528
Income from continuing operations	154,798	151,180	112,618	15,725	31,432
Income (loss) from discontinued operations, net of
tax	(3,251)	7,281	11,427	(25,813)	(7,669)
Net income (loss)	$151,547	$158,461	$124,045	$(10,088)	$23,763
Earnings per common share - basic:
Continuing operations	$1.91	$1.49	$1.02	$0.14	$0.28
Discontinued operations	(0.04)	0.07	0.10	(0.23)	(0.07)
	$1.87	$1.56	$1.12	$(0.09)	$0.21
Earnings per common share - diluted:
Continuing operations	$1.89	$1.47	$1.01	$0.14	$0.27
Discontinued operations	(0.04)	0.07	0.10	(0.23)	(0.06)
	$1.85	$1.55	$1.11	$(0.09)	$0.21
Weighted-average common shares outstanding:
Basic	81,111	101,393	110,336	113,240	114,281
Diluted	82,076	102,542	111,930	113,677	114,801
Balance sheet data:
Total assets	$1,432,458	$1,443,815	$1,720,526	$1,625,497	$1,733,584
Working capital (e)	355,776	390,766	674,815	557,231	622,269
Cash and cash equivalents	34,773	37,131	281,657	1,710	2,521
Long-term obligations under bank credit facility	—	163,700	—	5,500	159,200
Shareholders’ equity	$774,845	$638,486	$1,129,703	$1,078,724	$1,075,490
Cash flow data:
Cash provided by operating activities	$211,063	$307,932	$381,477	$212,965	$71,261
Cash used in investing activities	$(88,192)	$(58,764)	$(30,421)	$(66,702)	$(127,756)
Store data:
Total gross square footage	39,888	40,195	40,770	41,413	42,975
Total selling square footage	28,674	28,902	29,376	29,856	30,943
Stores opened during the fiscal year	21	7	11	73	103
Stores closed during the fiscal year	(35)	(29)	(37)	(174)	(31)
Stores open at end of the fiscal year	1,339	1,353	1,375	1,401	1,502
____________________

(a)	2006 is comprised of 53 weeks. All other periods presented included 52 weeks.

(b)	We adopted the funding recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006 and the measurement date provisions of SFAS No. 158 in 2008, the impacts of which are more fully described in notes 1 and 8 to the accompanying consolidated financial statements.

(c)	We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007, on a prospective basis, the impact of which is more fully discussed in notes 1 and 9 to the accompanying consolidated financial statements.

(d)	We adopted SFAS No. 123(R), Accounting for Share-Based Compensation, in the first quarter of 2006, under the modified prospective adoption method, the impact of which is more fully described in notes 1 and 7 to the accompanying consolidated financial statements.

(e)	In 2008, working capital includes $61.7 million for current maturities under bank credit facility because the 2004 Credit Agreement terminates in October 2009.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal year 2006 was comprised of 53 weeks. Fiscal years 2008 and 2007 each were comprised of 52 weeks.

Operating Results Summary

The following are the results from 2008 that we believe are key indicators of our operating performance when compared to our operating performance in 2007.

  Comparable store sales for stores open at least two years at the beginning of 2008 increased 0.5%.

  Sales per selling square foot were $160 in 2008 and $158 in 2007. Net sales declined 0.2% as we operated an average of 1,356 stores throughout 2008 compared to 1,370 average stores throughout 2007.

  Gross margin as a percent of sales increased 50 basis points to 40.0% of sales in 2008 from 39.5% of sales in 2007. Gross margin dollars were higher by 0.9%.

  Average inventory levels were lower throughout 2008 compared to 2007 and, combined with the 0.5% increase in comparable store sales, resulted in a higher inventory turnover rate of 3.6 times in 2008 compared to 3.5 times in 2007.

  Selling and administrative expenses as a percent of sales increased 30 basis points to 32.8% of sales from 32.5% of sales in 2007.

  Depreciation expense as a percent of sales decreased 20 basis points to 1.7% of sales in 2008 from 1.9% of sales in 2007.

  Diluted earnings per share from continuing operations improved to $1.89 per share in 2008 compared to $1.47 per share in 2007.

  Cash provided by operating activities was $211.1 million in 2008 compared to $307.9 million in 2007. Our total inventory per average store was flat at the end of 2008 compared to 2007. Our accounts payable leverage declined at the end of 2008 as a result of a shift in our merchandise mix to higher purchases from vendors which have shorter payment terms, many of whom offer cash discounts. The 2008 decline in our accounts payable leverage compares to the increase in leverage during 2007. Additionally, we paid income taxes of $92.4 million in 2008 compared to $65.8 million in 2007.

  We acquired 2.2 million of our common shares in 2008 under our publicly-announced repurchase program for a total cost of $37.5 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.0	60.5	60.1
Gross margin	40.0	39.5	39.9
Selling and administrative expenses	32.8	32.5	34.2
Depreciation expense	1.7	1.9	2.1
Operating profit	5.5	5.1	3.5
Interest expense	(0.1)	(0.1)	(0.0)
Interest and investment income	0.0	0.1	0.1
Income from continuing operations before income taxes	5.4	5.1	3.6
Income tax expense	2.0	1.9	1.2
Income from continuing operations	3.3	3.2	2.4
Income (loss) from discontinued operations, net of tax	(0.1)	0.2	0.2
Net income	3.3%	3.4%	2.6%

See the discussion and analysis below for additional details of the specific components of our operating results comparing the 2008 results to 2007 and the 2007 results to 2006.

Selling and administrative expenses in 2007 were reduced by $5.2 million (10 basis points), pretax, for proceeds we received from the KB Toys bankruptcy trust (see note 11 to the accompanying consolidated financial statements for additional information) and $4.9 million (10 basis points), pretax, for insurance proceeds we received as recovery for 2005 hurricane insurance claims.

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

Seasonality

As discussed in Item 1. Business, under the Seasonality caption, our financial results fluctuate from quarter to quarter depending on various factors such as timing of new or closed stores, timing and extent of advertisements and promotions, and timing of holidays. We expect that the Christmas holiday selling season will continue to result in a significant portion of our sales and operating profits. If our sales performance is significantly better or worse during this time frame, we would expect a more pronounced impact on our annual financial results.

The following table sets forth the seasonality of net sales and operating profit for 2008 and 2007 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2008
Net sales percentage of full year	24.8%	23.8%	22.0%	29.4%
Operating profit as a percentage of full year	22.8	17.1	7.9	52.2
Fiscal Year 2007
Net sales percentage of full year	24.2%	23.3%	22.1%	30.4%
Operating profit as a percentage of full year	18.0	14.1	9.6	58.3

Operating Strategy

In August 2005, we introduced our operating strategy called the What’s Important Now Strategy (“WIN Strategy”). The WIN Strategy is comprised of three distinct elements: merchandising, real estate, and cost structure. Over the last three years, our strategy has followed a roadmap focused on expanding our operating profit rate (which increased from 0.6% in 2005 to 5.5% in 2008), driving growth in earnings per share from continuing operations (which increased from $0.14 per diluted share in 2005 to $1.89 per diluted share in 2008), and generating significant cash provided by operating activities to reinvest in the business or to return to shareholders ($900 million in aggregate share repurchases in 2006, 2007 and 2008 under publicly announced share repurchase programs). In 2009, we expect our 1) operating profit rate to be flat to down 30 basis points based on our projections that comparable store sales will be flat to down 2% and the gross margin rate will be similar to 2008, 2) earnings per diluted share from continuing operations to be $1.75 to $1.90, and 3) cash provided by operating activities less capital expenditures of approximately $80 to $85 million to be approximately $145 million.

The following sections provide additional discussion and analysis of our WIN Strategy with respect to merchandising, real estate, and cost structure. The 2008 Compared To 2007 section below provides additional discussion and analysis of the impact of these strategies on our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

Merchandising

We developed our merchandise strategy with the goals of growing sales per selling square foot (which increased from $146 per square foot in 2005 to $160 per square foot in 2008) and increasing gross margin dollars (which increased from $1,731.7 million in 2005 to $1,857.4 million in 2008). Our customer surveys have confirmed that brand name merchandise at extreme value, the “treasure hunt” experience, price, value, and savings are most important to our customers. The treasure hunt experience is how our customers refer to the experience of shopping our stores looking for their favorite brands of merchandise at great values as our assortment of branded merchandise continually changes based on the availability of closeout merchandise. In 2006, we refined our detailed merchandising plans to improve the understanding of each of our merchants regarding his or her targeted levels of 1) closeout merchandise, 2) engineered closeout merchandise (items that we develop along with our vendors), and 3) merchandise categories that we consistently stock. Our objective is to maximize the amount of closeout merchandise which we believe provides the greatest value to our customers. We have communicated many of these expectations to our vendors so that they understand our expectations and work with us to offer the desired types and quantities of merchandise in our stores. We constantly evaluate our mix of closeout merchandise and merchandise that we consistently stock. Our future net sales results could fluctuate materially depending on the availability, timing, and/or size of closeout deals.

One of the key elements to the success of our merchandising strategy over the past few years has been to offer our customers better quality merchandise, better values, and more prominent brand name products. This strategy involved offering a merchandise mix to the customer that included items with slightly higher average item retail sales price. One method used to accomplish this was to offer larger package or quantity sizes. For example, instead of offering an item for sale on a per piece basis, we offered the same product in a package of multiple pieces. Another part of the strategy involved offering merchandise with higher average item retails, based on our belief that as long as the value proposition is compelling, our customers are willing to purchase higher ticket merchandise from us. Based on our customer surveys, our customers want higher quality merchandise, which often results in higher average item retail. This strategy has resulted in fewer cartons processed by our distribution centers and stores and achieved positive comparable store sales.

From a merchandising perspective in 2009, our goal is to continue to provide unmatched value, better quality, and continue to increase the recognized brand name merchandise as a percentage of the overall merchandise assortment. Because of our long-standing relationships with our vendor partners, we anticipate brand name closeout merchandise deals will continue to be available to us to purchase at savings that we can pass on to our customers. In 2009, we expect our major merchandise categories will remain the same as prior years but the percentage of business by category may fluctuate from time to time based on customer demand and the availability of compelling deals that we are able to source and offer in our stores.

Our marketing efforts involve a mix of printed circulars, in-store marketing, television, and online advertising. Many of the products we offer in our circulars are a result of the merchandising strategies discussed above. The planning and coordination that goes into these circulars improves their effectiveness and helps to drive sales, gross margin dollars, and the inventory turnover rate. Much of our marketing is based on information that we have learned about our customers, principally through customer surveys. Based on this information, we believe over 80% of our customers come to our stores without a shopping list or without a specific item or brand in mind to buy. Value dominates top of mind awareness as our customers look to us for savings. Almost one half of our customers surveyed said their shopping trips last over 30 minutes, which we interpret as them coming to shop our stores for the “treasure hunt.” We have improved, and expect to continue to develop, our in-store signage and merchandising displays and arrangements. Lastly, we continue to market to our Buzz Club, by offering a free online membership and alerting them to new merchandise and offerings in our stores.

From a marketing perspective in 2009, we plan to increase the focus on our messages of “value” and “savings” available to customers who shop our stores. Our new in-store signage, print, and television advertising will emphasize these messages. The marketing efforts and in-store presentation will focus on merchandise categories that we believe our customers are most interested in, such as Consumables and Hardlines, and that offer particularly great value to the customer.

From a store operations perspective, we have initiated a “Ready for Business” program, which is aimed at improving our net sales by focusing on the consistency and timeliness of in-store merchandising execution and generally improving customer service. The program also focuses on improvements in our employee training programs and hiring practices, and implementation of our merchandising strategies including presentation of merchandise in our stores. We believe that improvements made in these areas of our stores will result in a better shopping experience for our customers and, in turn, may result in higher net sales for us.

Real Estate

In 2006, we slowed our rate of new store openings based on our recent new store performance and the belief that the real estate locations available to us in the marketplace were too expensive and as such the return on investment would not be satisfactory to our shareholders. During 2006 through 2008, we opened a total of only 39 new stores (11 in 2006, 7 in 2007, and 21 in 2008). During the same timeframe, we closed 101 existing stores (37 in 2006, 29 in 2007, and 35 in 2008) for various reasons including lack of profitability, proposed new lease terms where rents were escalating and landlords were unwilling to renegotiate terms, or relocating the store to a better or potentially more productive location.

Throughout 2008, economic conditions in the United States deteriorated leading many retailers to close significant numbers of stores that were similar in size to our stores and were located in markets of interest to us. Many of these same retailers have scaled back planned future capital expenditures, including their future store opening plans. These developments, along with other economic factors, have led to real estate opportunities at favorable lease rates, the availability of higher quality locations, and the availability of more locations.

As a result of improvements in our store productivity and overall profitability over the last three years and the softening of the real estate market, we expect to grow our store base in 2009 for the first time in the last five years. We plan to open 45 new stores and close approximately 40 stores in 2009. The openings are expected to be throughout the country with the largest concentration of new stores in the Northeast, North Carolina, South Carolina, Florida, California, Oregon, and Washington. These markets have historically been some of the more difficult areas to find store leases in our price range. Additionally, in 2009 we plan to test a smaller (approximately 20,000 gross square feet) store to better understand the impact that carrying an edited assortment of merchandise in a smaller store has on sales productivity and profitability. We believe there are a number of store locations available to us in this size range. If successful, a smaller store could represent additional growth opportunities for us over the long term. We expect to test the small store concept during 2009 before making any determination about future inclusion of this store concept in our long term strategy.

We believe we have opportunities with respect to the lease options included in our existing store leases. As stated in Item 2. Properties, of this Form 10-K, we have 247 store leases that expire in 2009. We expect to close approximately 40 of these stores, some of which have not performed to our expectations, some of which have no more lease renewal options and we expect the landlord to choose a different tenant, and some of which we anticipate exiting by our choice in favor of relocating the store to a new location in a nearby area. For our remaining 200 plus store locations, we expect to exercise our renewal option or negotiate more favorable lease renewal terms sufficient enough to enable us to achieve an acceptable return on our investment.

Our strategy has included the following additional investments in our existing fleet of stores in order to improve operating efficiency:

  In 2007 and 2008, we invested approximately $38 million to implement our new point-of-sale register system in all of our existing stores with the expected benefits to include more timely and accurate sales and inventory information, improved customer service through faster speed at checkout, lower repair and maintenance costs, and improved labor efficiency through the use of hand-held technology.

  In 2007 and 2008, we invested approximately $7 million in store retrofits and new merchandise fixtures at approximately 110 of our stores to better feature some of our key merchandise growth classifications. With respect to the 110 store retrofits that were completed in 2007 and 2008, stores were chosen based on several factors including, but not limited to, store size, whether the store had a full furniture department or was limited to a lesser offering of furniture, overall sales volume, and comparable store sales trend. As a result, we refreshed these 110 stores, improved their financial performance in the aggregate, and, we believe, improved the customer shopping experience. Based on the results, we have determined that we get the best return on our investment when we add a full furniture department to a store. Nearly 1,100 of our stores have a full furniture department and the balance of our 1,339 stores is space constrained. Therefore, any future store retrofit activity of this type is expected to be minimal. However, it is likely that we will continue to maintain and invest in our existing stores and will test new store layouts or merchandise presentation ideas in the future. While we believe the completed retrofits have positively impacted our operating results with a minor impact on our liquidity, we do not believe that the results of the retrofits represent a material factor in our detailed discussion of changes in net sales, gross margin, selling and administrative expenses, or depreciation expense.

  In 2009, we will be testing a new store layout in the Columbus, Ohio market and in a group of approximately 60 test locations across the country. The layout test aims to improve the ease of shopping our stores. It features Consumables more prominently in our store and improves the sight lines within the store. The initial customer reaction indicates that the store seems better organized, is cleaner, and has improved lighting, wider aisles, and generally presents merchandise more effectively. We expect the new layout to be implemented in the Columbus, Ohio market by the end of the first quarter of 2009 and the additional 60 test stores will be completed by the end of the second quarter of 2009. We intend to monitor and evaluate performance of these layout test stores during 2009 before making any determination about the future rollout of the new layout to additional stores.

  An additional investment we intend to pursue during 2009 involves our food department (which is a part of our Consumables category). The “Food Refresh” program emphasizes cleanliness and merchandise presentation and it includes new or refinished fixtures in approximately one half of our stores with new signage and shelf labeling. Based on feedback from our customers, we believe improved cleanliness, better fixtures, and dedicated associate staffing to maintain a better merchandise presentation, should instill customer confidence in the quality and freshness of our food merchandise.

Cost Structure

Our goal is to continue to generate expense leverage (lower depreciation and selling and administrative expenses as a percent of net sales). We believe that several operational changes we have made, which we continue to refine, have significantly contributed to the achievement of our leverage goals. Some of the operational changes that we have made include:

  Reducing inventory levels at our stores and regional distribution centers;

  Buying and distributing merchandise to our stores in optimal quantities and pack sizes to minimize handling in our distribution centers and stores;

  Timing receipt of merchandise in stores close to the expected display dates in order to avoid excessive handling of merchandise;

  Increasing the percentage of merchandise that arrives in our stores pre-ticketed and pre-packaged for efficient display and sale;

  Refining our staffing and payroll scheduling models in our stores; and

  Implementing several initiatives which lowered our distribution and outbound transportation expenses.

With respect to distribution and outbound transportation expenses, we have taken advantage of several opportunities for improvement. Distribution of furniture differs from our other merchandise categories in part due to the bulk of the product and the impact of that bulk on shipments. Prior to July 2008, furniture was distributed to our stores from our two furniture distribution centers. The majority of our stores received a weekly shipment of merchandise from a regional distribution center one day and a separate shipment of furniture from one of our furniture distribution centers on a different day. This process was inefficient for our stores and distribution centers. Improvements in managing our inventory and turning our inventory faster have lowered our inventories and created capacity in our regional distribution centers. Beginning in July 2008, furniture is distributed to many of our stores through four of our regional distribution centers and combined with other merchandise which results in fewer shipments and trailers, more efficient unloading processes and less payroll hours needed at the store level. We continue to operate a furniture distribution center in Redlands, California, which distributes furniture to many of our West Coast stores. Additionally, we benchmark all aspects of our transportation in an effort to find new ways to reduce expenses. As a result, we have improved our processes, including optimizing the timing of deliveries, and we have implemented a vendor compliance program that has generated savings. We also have reduced our trailer fleet size and changed our mix of carriers. In certain cases, we have found it to be less expensive overall to use third parties to make one-way shipments where we have historically used our own fleet for round-trips. While our cost per mile has increased, we have significantly reduced the number of miles required to deliver our merchandise.

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

2008 Compared to 2007

Net Sales

As previously discussed, we report net sales information for six merchandise categories in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage in 2008 compared to 2007 were as follows:

	2008		2007		Change
($ in thousands)
Consumables	$1,410,383	30.4%	$1,339,433	28.8%	$70,950	5.3%
Home	713,103	15.4	783,047	16.8	(69,944)	(8.9)
Furniture	698,276	15.0	687,292	14.8	10,984	1.6
Hardlines	646,563	13.9	629,119	13.5	17,444	2.8
Seasonal	585,025	12.6	597,933	12.8	(12,908)	(2.2)
Other	591,933	12.7	619,478	13.3	(27,545)	(4.4)
Net sales	$4,645,283	100.0%	$4,656,302	100.0%	$(11,019)	(0.2)%

Net sales decreased $11.0 million (0.2%) to $4,645.3 million in 2008 compared to $4,656.3 million in 2007. There were fewer open stores in 2008 which caused a decrease of $34.0 million partially offset by our comparable store sales increase of 0.5%, which increased sales by $23.0 million. Our comparable store sales are calculated by using all stores that were open for at least two fiscal years as of the beginning of 2008. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods or criteria. Following a comparable store sales increase of 3.1% in the first half of 2008, sales trends softened resulting in a comparable store sales decrease of 1.9% in the second half of 2008. We believe that our comparable store sales results in the third and fourth quarters were in part due to the worsening general economic trends. As a result of the current general economic trends, consumers may elect to forego purchases in response to tighter credit and negative financial news. Reduced consumer spending may reduce our net sales. Based on sales trends in January and February 2009, and on current general economic trends, we expect comparable store sales to be flat to a decline of 2% in 2009.

From a merchandise perspective, the Consumables, Hardlines, and Furniture categories net sales increased while net sales of Home, Other, and Seasonal declined. Consumables continued its consistent sales growth throughout the year. As the year progressed, consumers chose to seek out value when shopping for the everyday household use items that we offer in our Consumables business. We believe our strategy of offering name brands at competitive prices has led to this consistently positive net sales performance in the Consumables category. The Hardlines category increase in net sales was driven by the availability in the second half of 2008 of multiple closeout deals containing higher ticket electronics, highlighted by significant values on items such as popular video games and personal computer laptops from national brand manufacturers. The Furniture category increase was driven by sales of mattresses, which were attributable to the customer response throughout the year especially when promotional pricing was coupled with holiday events such as the Labor Day mattress promotion. The Home category net sales consistently underperformed throughout the year continuing a trend which began in the first half of 2007. We believe our customers have elected to defer purchases of this type of merchandise; however, we have new merchant management in place for this category and intend to focus our efforts on the brand names and value propositions that have been successful in other merchandise categories. The Other category sales decline is primarily due to lower sales of toys principally in the latter half of the year, when toys represent a relatively larger portion of our total net sales. The lower toys sales results were partially offset within the Other category by higher sales driven by closeout deals of licensed kids underwear during the first half of the year. The Seasonal category net sales produced positive results in the first half of the year for lawn & garden and summer merchandise; however, the second half of the year’s net sales underperformed due to lower comparable store sales for Christmas, Halloween, and harvest. Because the Christmas selling season represents a higher portion of the total year’s sales in this category, the decline in Christmas merchandise sales drove the category sales lower for the year.

Gross Margin

Gross margin dollars increased $17.1 million (0.9%) to $1,857.4 million in 2008 compared to $1,840.3 million in 2007. Gross margin as a percentage of net sales was 40.0% in 2008 compared to 39.5% in 2007. The increase in gross margin dollars was principally due to the higher gross margin rate, which increased gross margin dollars by approximately $21 million. Partially offsetting the higher gross margin rate was lower net sales of $11.0 million, which reduced gross margin dollars by approximately $4 million. The gross margin rate increase of 50 basis points was primarily due to higher initial markup on merchandise and favorable shrink results partially offset by higher markdowns and the mix impact of our higher net sales in merchandise categories, such as Consumables, that have lower gross margin rates. The improvement in initial markup was due in part to a drugstore liquidation deal, a furniture closeout from a large national brand, and an overall favorable deal environment for closeout merchandise. In addition, initial markup was higher in 2008 due to our Home Event, which we offered in our stores principally during the first half of the year. The Home Event merchandise was included in the Furniture category and Home category. Shrink was lower principally due to favorable physical inventory results. Higher markdowns were attributable in part to planned markdowns associated with a drugstore liquidation deal, a furniture closeout from a large national brand, and our Home Event merchandise. Our inventory turnover improved to 3.6 turns in 2008 compared to 3.5 turns in 2007. Based on historical results and current economic conditions, we expect our 2009 gross margin rate to be approximately 40.0%. Based on the current general economic trends, our vendors may be negatively impacted by insufficient availability of credit to fund their operations or insufficient demand for their products, which may affect their ability to fulfill their obligations to us. Additionally, the general economic conditions have caused a higher level of uncertainty of our forecasted sales results, and thus, demand for our merchandise could differ materially from our expectation causing us to under or over buy certain merchandise, which may result in customer dissatisfaction or excessive markdowns required to liquidate the merchandise.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.5 million (0.6%) to $1,523.9 million in 2008 compared to $1,515.4 million in 2007. The increase in selling and administrative expenses was principally caused by an increase in medical plan expenses of $9.7 million, higher share-based compensation expense of $5.5 million, the 2007 partial recovery of the HCC Note investment of $5.2 million (see note 11 to the accompanying consolidated financial statements for additional discussion of the HCC Note), the 2007 reduction in selling and administrative expenses due to the receipt of insurance proceeds for 2005 hurricane claims of $4.9 million, and higher store utilities of $3.4 million. These items were partially offset by a $17.1 million decrease in distribution and outbound transportation costs and a $15.8 million decrease in store payroll costs. The increase in medical plan expenses is principally due to higher paid claims. The increase in share-based compensation is principally due to our adoption of SFAS No. 123(R) under the modified prospective method of accounting in the first quarter of 2006 and our acceleration of vesting of stock options in the fourth quarter of 2005. We expect share-based compensation expense to increase in 2009 due to the continued increase in unvested options expected to be outstanding; however, this impact is expected to level off after 2009 because the stock options that have been granted since 2006 vest over a four year period. Higher store utilities costs were driven by colder weather this winter and higher average commodity rates throughout the majority of 2008. The decline in distribution and outbound transportation costs is a result of lower inventory levels, fewer cartons processed through our distribution centers (as discussed above), more one-way trips to the stores resulting in higher shipping cost per mile but fewer miles traveled and, beginning in July 2008, the integration of our Ohio furniture distribution operation into four of our regional distribution centers. Partially offsetting these favorable distribution and outbound transportation costs was the impact of higher diesel fuel prices. Store payroll is lower due to fewer stores and employees and fewer cartons of merchandise resulting from the $11.0 million decline in net sales and the merchandise strategy that involves offering merchandise with slightly higher average item retails.

Selling and administrative expenses as a percentage of net sales were 32.8% in 2008 compared to 32.5% in 2007. Excluding the impact of the $5.2 million partial recovery of the HCC Note and the receipt of hurricane insurance proceeds of $4.9 million, both of which reduced 2007 selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been approximately flat in 2008 compared to 2007. Our future selling and administrative expense as a percentage of net sales rate is dependent upon many factors including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost. Based on our expectation of flat to a decline of 2% for comparable store sales in 2009, we expect selling and administrative expenses to increase in 2009 as a percent of sales, principally as a result of the impact of our fixed costs such as rent, employee salaries, insurance, and benefits over flat to lower sales dollars. As stated in the discussion of our operating expense strategy above, we expect lower distribution and outbound transportation costs in the first half of 2009, when compared to the first half of 2008, due to the integration of the Ohio furniture distribution center into four of our regional distribution centers. The full quarterly effect of this reduction in cost did not occur until the third quarter of 2008. We believe we have additional opportunities for future reductions in selling and administrative expenses in store operations and supply chain, which may offset other inflationary factors. During 2008, we experienced volatility in the price of diesel fuel, which drove our costs higher than expected for the first three quarters and lower than expected for the fourth quarter. Based on current diesel fuel costs, we expect this element of our selling and administrative expenses will be lower in the first quarter of 2009 because the current price of diesel fuel is lower than the price of diesel fuel in the first quarter of 2008. We expect the de-leveraging impact of flat to negative 2% comparable store sales to be greater than the favorable impact of the furniture integration and the lower diesel fuel cost factors in 2009, resulting in our guidance of higher selling and administrative expenses as a percent of sales for 2009.

Depreciation Expense

Depreciation expense decreased $9.9 million (11.2%) to $78.6 million in 2008 compared to $88.5 million for 2007. The decrease was principally related to the five-year service life store remodel program assets that were placed in service in 2002 and 2003 and a lower level of capital expenditures in 2006 and 2007. The lower capital expenditures in 2006 and 2007 are principally related to opening seven stores in 2007 and 11 stores in 2006 compared to opening 73, 103, and 86 stores in 2005, 2004, and 2003, respectively. In addition, in 2006 and 2007, we took a conservative approach to capital investments aimed primarily at the development and installation of a new point-of-sale register system, which was installed in approximately 700 stores in 2007 and in all of our remaining stores in 2008. As a result of the installation of the new point-of-sale register system, we reduced the estimated remaining service life on our old register system, effective the fourth quarter of 2006. The impact of this service life reduction was to recognize $4.1 million in 2007 and $0.5 million in 2008 as additional depreciation expense associated with the old cash registers.

For 2009, we expect capital expenditures of approximately $80 million to $85 million. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2009 depreciation expense to be $70 million to $75 million, which would represent a decline from the $78.6 million of depreciation expense in 2008.

Interest Expense

Interest expense increased $2.8 million to $5.3 million in 2008 compared to $2.5 million in 2007. The increase in interest expense was principally due to higher average borrowings of $151.8 million in 2008 compared to average borrowings of $37.9 million in 2007. The higher average borrowings caused interest expense to be higher by approximately $4 million. The higher average borrowings were driven principally by the acquisition of our common shares under our publicly announced share repurchase programs. Our average effective interest rate of 3.5% in 2008 was lower than our average effective interest rate of 6.6% in 2007. The decrease in the average effective interest rate decreased our interest expense by approximately $1 million in 2008. The lower interest rate was due to a decrease in LIBOR, the base interest rate available to us under the 2004 Credit Agreement.

We anticipate lower average borrowings in 2009 as we began 2009 with borrowings under the 2004 Credit Agreement of $61.7 million, which was $102 million lower than the borrowings outstanding at the beginning of 2008. In addition, we expect cash provided by operating activities to be $225 million to $230 million, which is in excess of cash used for investing activities (capital expenditures) of $80 million to $85 million. In 2009, we expect to enter into a new bank credit agreement to replace the 2004 Credit Agreement. Because interest rate credit spreads have widened since we entered into the 2004 Credit Agreement, we may pay higher interest rates in the future under a new bank credit agreement; however, the current LIBOR rate, which is a base rate available to us under the 2004 Credit Agreement and expected to be available to us under a new bank credit agreement (prior to the application of the applicable credit spread), is approximately 4% lower than the peak LIBOR rate in 2008. We do not expect the higher credit spread under the new bank agreement to have a material adverse effect on our operating results in 2009. We expect interest expense to be lower in 2009 than 2008 because the estimated impact of the lower average borrowings is greater than the estimated impact of the higher interest rates.

Interest and Investment Income

Interest and investment income decreased $5.1 million in 2008 to $0.1 million compared to $5.2 million in 2007. The decline in interest and investment income was caused by the reduction in funds available to invest in 2008 compared to 2007. Our average invested amount in 2008 was $3.6 million compared to $130.4 million in 2007. The decline in funds available for investment was caused by the $750 million of share repurchases under our 2007 Share Repurchase Programs during the period March 2007 through February 2008. In 2007, we invested primarily in money market type investments that were considered cash equivalents and other short term high grade bond mutual funds. We did not hold any investment balances at the end of 2008. We expect to have higher average invested amounts in 2009 as result of the lower debt levels and expected cash provided by operating activities.

Income Taxes

Our effective income tax rate on income from continuing operations was 38.0% for 2008 compared to 36.8% for 2007. The net increase in 2008 was driven by a decrease in nontaxable municipal interest income, the increase in the valuation allowance on unrealized capital losses (versus a net decrease in the valuation allowance in 2007), and a change in the jurisdictional earnings mix, partially offset by the settlement of certain income tax matters.

We anticipate our 2009 effective income tax rate to be within a range of 38.0% to 39.0%.

Discontinued Operations

Loss from discontinued operations was $3.3 million, net of tax, in 2008 compared to income from discontinued operations of $7.3 million, net of tax in 2007. The 2008 loss from discontinued operations of $3.3 million, net of tax, was comprised of $3.0 million, net of tax, for the KB-II Bankruptcy Lease Obligation (as defined in note 11 to the accompanying consolidated financial statements) and $0.3 million, net of tax, for exit-related costs on the remaining 2005 closed stores which met the criteria for classification as discontinued operations. KB Toys declared bankruptcy again in December 2008. As a result of this bankruptcy filing, KB Toys rejected 31 store leases for which we believe we have an indemnification obligation. Based on the lease data for these 31 stores and using our prior experience with these matters, we estimated a KB-II Bankruptcy Lease Obligation of $3.0 million, net of tax. The income from discontinued operations in 2007 was principally comprised of 1) the release of our KB-I Bankruptcy Lease Obligations of $6.6 million, net of tax, 2) the recognition of $1.1 million of proceeds, net of tax, from the bankruptcy trust as recovery for prior charges incurred by us for KB-I Bankruptcy Lease Obligations and the Pittsfield, Massachusetts distribution center (formerly owned by KB Toys) mortgage guarantee, and 3) exit-related costs on the 130 closed stores of $0.6 million, net of tax, related to expenses on the portion of the 130 stores where the leases have not been terminated.

2007 Compared to 2006

Net Sales

Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage in 2007 compared to 2006 were as follows:

	2007		2006		Change
($ in thousands)
Consumables	$1,339,433	28.8%	$1,317,095	27.8%	$22,338	1.7%
Home	783,047	16.8	842,974	17.8	(59,927)	(7.1)
Furniture	687,292	14.8	681,952	14.4	5,340	0.8
Hardlines	629,119	13.5	645,338	13.6	(16,219)	(2.5)
Seasonal	597,933	12.8	584,762	12.3	13,171	2.3
Other	619,478	13.3	670,927	14.1	(51,449)	(7.7)
Net sales	$4,656,302	100.0%	$4,743,048	100.0%	$(86,746)	(1.8)%

Net sales decreased 1.8% to $4,656.3 million in 2007 compared to $4,743.0 million in 2006. This net sales decrease of $86.7 million is principally due to $76.2 million of sales made during the 53rd week in 2006 combined with lower net sales of $95.2 million resulting from fewer open stores, partially offset by a comparable store sales increase of 2%, which increased net sales by $84.7 million. From a merchandise perspective, Consumables, Furniture, and Seasonal were the best performing categories with comparable store sales increasing in the mid-single digits range. Comparable store sales increases in these categories were partially offset by decreases in Home and Other. Consumables performed consistently throughout 2007 with positive comparable store sales across all departments. We believe Consumables experienced these results because our merchants continued to acquire widely-recognized brand name merchandise that offered tremendous value to the customer. Furniture performed consistently throughout the first three quarters of 2007; however, sales trends in the fourth quarter were more challenging in part because we were transitioning between old and new styles of merchandise in upholstery and case goods and a successful launch of Serta mattresses occurred in the fourth quarter of 2006. Seasonal was driven by strength in lawn & garden, summer, and Christmas, which was partially offset by disappointing Halloween and harvest sales. This was the second year in a row of favorable Christmas results. Our lawn & garden and summer business drove the favorable Seasonal category performance in the first half of 2007. The net sales of the Seasonal category in 2007 exemplify results produced by our merchandising strategy, as the quality and value proposition has increased significantly and the average item retail price has increased as well. This supports one of the assumptions in our merchandising strategy that customers are willing to pay for quality and great value when they shop our stores. Home category sales were very soft following the positive performance in the first quarter of 2007. All Home departments except for domestics ended 2007 with negative comparable store sales. Within the Other category, the decrease in toy comparable store sales was partially offset by the impact from larger closeout deals, including a drugstore liquidation deal and a furniture deal. Similar to other retailers, our toy business was challenged in 2007 principally due to the negative publicity from certain high profile toy recalls. Merchandise from the drugstore liquidation deal was in about 400 of our stores and was very similar to a drugstore deal that we had in 2006. The furniture deal was an opportunity for us to offer branded furniture in about 1,100 of our stores, just in time for the tax refund selling season, which historically is the highest volume period for sales of furniture. The merchandise from the furniture deal was largely sold by the end of the first quarter of 2008. Our future net sales results could fluctuate materially depending on the availability, timing, and/or size of closeout deals.

Gross Margin

Gross margin dollars decreased 2.7% to $1,840.3 million in 2007 compared to $1,891.4 million in 2006. The decline in gross margin by $51.1 million was principally due to a combination of lower net sales of $86.7 million and a lower gross margin rate of 39.5% in 2007 compared to 39.9% in 2006. The decline in net sales reduced gross margin dollars in 2007 by approximately $34 million while the gross margin percentage of net sales decline of 40 basis points reduced gross margin by approximately $17 million. This gross margin rate decrease of 40 basis points was primarily due to higher markdowns, a shift in the sales mix toward lower margin categories, such as Consumables, from higher margin categories or departments, such as the Home category and the toys department, and higher accruals for shrink. Higher markdowns were attributable in part to slower selling categories and departments, such as the Home category and the toys department, and more promotional selling in Seasonal and Furniture. The factors decreasing the gross margin rate were partially offset by an improvement in the initial markup of merchandise purchased in 2007 compared to purchases in 2006. This improvement in initial markup is primarily attributed to our merchandising strategies as discussed in the above Merchandising section under Operating Strategy. Our inventory turnover improved to 3.5 turns in 2007 compared to 3.4 turns in 2006.

Selling and Administrative Expenses

Selling and administrative expenses decreased $106.9 million (6.6%) to $1,515.4 million in 2007 compared to $1,622.3 million in 2006. Selling and administrative expenses as a percentage of net sales were 32.5% in 2007 compared to 34.2% in 2006. In 2007, selling and administrative expenses were reduced by $5.2 million (10 basis points) of proceeds from the KB Toys bankruptcy trust (see note 11 to the accompanying consolidated financial statements for additional information) and $4.9 million (10 basis points) of insurance proceeds as recovery for 2005 hurricane insurance claims. In 2006, selling and administrative expenses included charges of $9.7 million (20 basis points) for the estimated settlement liability for the tentative settlements of two employment-related civil class actions brought against us (see note 10 to the accompanying consolidated financial statements). In addition to these specific items, the following items contributed to the 170 basis point improvement in selling and administrative expense leverage: 1) the 2.0% increase in comparable store sales, which was above our expense leverage point; 2) a reduction in health and welfare plan expenses of $26.9 million driven by greater discounts resulting from a change in the plan’s service provider effective February 1, 2007 and fewer plan participants, 3) a reduction in distribution and outbound transportation costs of $23.8 million, and 4) a reduction in store payroll and payroll-related expense of $18.3 million. Distribution and outbound transportation costs, which are included in selling and administrative expenses (see note 1 to the accompanying consolidated financial statements), decreased 10.7% to $198.3 million in 2007 compared to $222.1 million in 2006. Distribution and outbound transportation expenses as a percentage of net sales were 4.3% in 2007 compared to 4.7% in 2006. Distribution and outbound transportation cost savings have been achieved through certain management initiatives including, but not limited to, improvements in furniture distribution, more efficient scheduling of labor used in the distribution centers, lower health and welfare plan expense, as discussed above, and transportation initiatives aimed at optimizing the use of our transportation fleet and the increased usage of third party one-way carriers. The higher use of third party one-way carriers, which began late in the second quarter of 2007, has increased our cost per mile while decreasing the overall transportation cost as a result of fewer miles traveled. Store payroll continues to benefit from merchandising strategies such as acquiring more floor-ready merchandise that has resulted in a reduction in payroll hours required to process fewer cartons and improved distribution methods.

Depreciation Expense

Depreciation expense declined $12.8 million (12.6%) to $88.5 million for 2007 compared to $101.3 million for 2006. The decrease was principally related to the decline in capital expenditures over the last 24 months compared to earlier fiscal years. The lower capital expenditures are principally related to opening seven stores in 2007 and 11 stores in 2006 compared to opening 73, 103, and 86 stores in 2005, 2004, and 2003, respectively. For additional discussion and analysis of our real estate strategy, see the discussion above in the Overview section of MD&A. In addition, in 2006 and 2007, we took a conservative approach to capital investments aimed primarily at the development and installation of a new point-of-sale register system, which was installed in approximately 700 of our stores as of February 2, 2008, and other items generally considered “maintenance capital” items for our distribution centers and stores.

In 2006, upon the successful completion of a pilot program in 32 of our stores and the decision to move forward with the implementation of a new point-of-sale system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. The impact of this service life reduction was to recognize approximately $2.3 million in the fourth quarter of 2006 and $4.1 million in 2007 as additional depreciation expense on the old cash registers.

Interest Expense

Interest expense increased by $1.9 million to $2.5 million in 2007 compared to $0.6 million in 2006. The increase in interest expense was principally due to higher average outstanding borrowings of $37.9 million in 2007 compared to average outstanding borrowings of $4.8 million in 2006. The higher average borrowings were driven principally by the acquisition of approximately 30.0 million shares of our common stock for $712.5 million under our publicly announced share repurchase programs.

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

Discontinued Operations

We recorded income from discontinued operations of $7.3 million in 2007 compared to $11.4 million in 2006. The income from discontinued operations in 2007 was principally comprised of 1) the release of our KB-I Bankruptcy Lease Obligations (as defined in note 11 to the accompanying consolidated financial statements) of $6.6 million, net of tax, 2) the recognition of $1.1 million of proceeds, net of tax, from the bankruptcy trust as recovery for prior charges incurred by us for KB-I Bankruptcy Lease Obligations and the Pittsfield, Massachusetts distribution center (formerly owned by KB Toys) mortgage guarantee, and 3) exit-related costs on the 130 closed stores of $0.6 million, net of tax, related to expenses on the portion of the 130 stores where the leases have not been terminated. The income from discontinued operations in 2006 was principally comprised of the partial release of our KB-I Bankruptcy Lease Obligations of $8.7 million, net of tax, and the release of KB Toys-related income tax and sales tax indemnification liabilities of $4.7 million, net of tax, which were partially offset by a loss on the sale of the Pittsfield, Massachusetts distribution center of approximately $1.4 million, net of tax and exit-related costs on the 130 closed stores of $1.6 million, net of tax, including a $0.7 million pretax pension settlement charge and expenses on the portion of the 130 stores where the leases had not been terminated.

Capital Resources and Liquidity

The primary sources of our liquidity are cash flows from operations and, as necessary, borrowings under the 2004 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-weeks of Christmas selling season (during our fourth fiscal quarter). Generally our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We meet those needs typically with borrowings under the 2004 Credit Agreement, which terminates on October 28, 2009. At January 31, 2009, working capital was $355.8 million, which included $61.7 million for the current maturities of obligations under the 2004 Credit Agreement.

Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we believe that our operating cash flow, together with the 2004 Credit Agreement, will be adequate to meet current operating, investing and financing needs. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to replace, renew, extend or modify the 2004 Credit Agreement beyond its October 2009 termination date on commercially acceptable terms. We expect to have a new bank credit agreement by the end of the second quarter of 2009; however, we expect the cost of borrowing under the new bank credit agreement will be higher than the 2004 Credit Agreement and our borrowing capacity may be less than the $500 million currently available to us under the 2004 Credit Agreement.

Cash provided by operating activities declined in 2008 to $211.1 million from $307.9 million in 2007 and $381.5 million in 2006. While operating profit margins have expanded from 2006 to 2008, these improvements were more than offset with working capital changes. During 2006 through 2008, our inventories declined resulting in cash provided by operations of $99.5 million. The majority of the decline in inventories occurred in 2006 and increased our 2006 cash from operations by $77.9 million. In 2007 and 2008 the inventory decline only resulted in $10.2 million and $11.3 million of cash from operations, respectively. The decline in inventories was driven by lower average store inventory and lower store count each year. The decline in average store inventory was more pronounced in 2006 as a result of our merchandising and operating strategies that resulted in an improved turnover rate of our inventories (which increased from 3.0 turns in 2005 to 3.4 turns in 2006) along with delayed timing of merchandise replenishments. Comparatively, during 2006 through 2008, our accounts payable increased resulting in cash provided by operations of $66.0 million. Our accounts payable leverage was most pronounced in 2007 when we benefited from an increase of $66.3 million in accounts payable. The increase in accounts payable in 2007 was driven by our efforts to improve our terms with our vendors. Accounts payable declined in 2008 principally due to lower inventory in 2008 compared to 2007, and a shift in our merchandise mix to purchases from vendors with shorter payment terms, many of whom offer us discounts. Our cash paid for income taxes was $35.7 million, $65.8 million and $92.4 million during 2006, 2007, and 2008, respectively. The increases in income taxes paid were a direct result of higher operating profits and partly impacted by the timing of required tax payments relative to the fiscal years in which these profits were earned. Additionally, in 2007, we benefited from larger tax deductions caused by our employees’ exercise of stock options and vesting of restricted stock. In 2008, we contributed $11.0 million to the Pension Plan. These contributions were made principally as a result of the decline in market value of the Pension Plan’s investments resulting from the general economic conditions. We do not expect to have any required contributions to the Pension Plan in 2009; however, we may choose to make discretionary contributions. Based on assumptions about our 2009 operating performance that we have discussed above in MD&A, we expect cash provided by operating activities to be approximately $225 million to $230 million in 2009. However, based on the current general economic conditions, consumers may elect to defer or forego purchases in response to tighter credit and negative financial news. Reduced consumer spending may reduce our net sales, which could lower our profitability and limit our ability to convert merchandise inventories to cash.

Cash used in investing activities increased in 2008 to $88.2 million from $58.8 million in 2007 and $30.4 million in 2006. These changes were caused by the increase in capital expenditures each year. In 2006, our capital expenditures were limited principally to maintenance type capital related to various store, distribution center, and lease related requirements, as well as capital related to opening 11 new stores, and software development costs for our new point-of-sale register system. In 2007, our capital expenditures were higher principally due to the installation of the new point-of-sale register system in approximately 700 of our stores and for approximately 70 store retrofits to better feature some of our key merchandise growth classifications. In 2008, we completed the installation of new cash registers in all of our stores and capital expenditures were higher than the prior year principally as a result of licensing and development associated with our SAP® for Retail system implementation, the acquisition of two store properties that we were previously leasing and 21 new store openings. We expect capital expenditures to be approximately $80 million to $85 million in 2009, comprised principally of maintenance capital of approximately $40 million, real estate capital of approximately $20 million driven by our plan to open 45 new stores, and other capital of $20 million to $25 million which includes, among other things, our continued software development of the SAP® for Retail system.

Cash used in financing activities was driven by the repurchase of shares of our common stock under various share repurchase programs approved by our board of directors. We acquired $150.0 million, $712.5 million and $37.5 million of our outstanding common shares in 2006, 2007, and 2008, respectively under these programs. The common share repurchases were funded with cash provided by our operating activities and borrowings under the 2004 Credit Agreement. Our net borrowings outstanding under the 2004 Credit Agreement have fluctuated during the past three years. In 2006, we repaid our beginning of the year outstanding borrowings of $5.5 million and ended the year with cash and cash equivalents of $281.7 million. In 2007, principally due to the $712.5 million of shares repurchased under our share repurchase programs, we ended the year with outstanding borrowings of $163.7 million. During 2008, we paid $102 million to reduce our outstanding borrowings and ended the year with $61.7 million outstanding under the 2004 Credit Agreement.

The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The pricing and fees related to the 2004 Credit Agreement fluctuate based on our debt rating. A downgrade in our credit rating could raise our cost of borrowing under the 2004 Credit Agreement. Loans made under the 2004 Credit Agreement may be prepaid by us without penalty. The 2004 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict our ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding loans under the 2004 Credit Agreement. We were in compliance with our financial covenants under the 2004 Credit Agreement, as amended, at January 31, 2009.

The 2004 Credit Agreement permits, at our option, borrowings at various interest rate options based on the prime rate or the London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by us and the lenders. Whenever our liquidity position requires us to borrow funds under the 2004 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: 1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and 2) cash outflows such as check clearings for the acquisition of merchandise, payroll and other operating expenses, wire and other electronic transactions for merchandise purchases, income and other taxes, employee benefits, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. We had borrowings outstanding under the 2004 Credit Agreement of $61.7 million and $163.7 million at January 31, 2009 and February 2, 2008, respectively. The weighted average interest rate on these borrowings was 1.3% at January 31, 2009 and 4.6% at February 2, 2008. The borrowings available under the 2004 Credit Agreement, after taking into account the outstanding borrowings and the reduction of availability resulting from outstanding letters of credit totaling $53.2 million, were $385.1 million at January 31, 2009.

We use the 2004 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2004 Credit Agreement to provide letters of credit for various operating and regulatory requirements, a significant portion of which consists of letters of credit required as a result of our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2004 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. We anticipate total indebtedness under the facility will be less than $125 million through the end of May 2009.

As discussed further in this Form 10-K, Item 1A. Risk Factors, the recent events that have occurred in the financial and credit markets continue to add a high level of uncertainty to factors which may affect our results of operations, capital resources, and liquidity, as well as credit availability to our vendors and customers. Based in part on discussions we have had with our key banking relationships, we currently believe that we have the ability to obtain financing beyond the termination of the 2004 Credit Agreement. Based on current market conditions and discussions that we have had with our key banking relationships, we may not be able to replace the entire $500 million of availability with a new agreement. However, we expect to be able to obtain a sufficient level of financing such that our normal operations are not impacted. Because interest rate credit spreads have widened since we entered into the 2004 Credit Agreement, we may pay higher interest rates in the future under a new bank credit agreement; however, the current LIBOR rate, which is a base rate available to us under the 2004 Credit Agreement and expected to be available to us under a new bank credit agreement (prior to the application of the applicable credit spread), is approximately 4% lower than the peak LIBOR rate in 2008. We do not expect the higher credit spread under the new bank agreement to have a material adverse effect on our operating results in 2009. Based on historical and planned financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations. Other than the recent events that have occurred in the financial and credit markets and the scheduled termination of the 2004 Credit Agreement in October 2009, we are not currently aware of any other trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at January 31, 2009:

	Payments Due by Period (1)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
(In thousands)
Obligations under bank credit facility (2)	$61,700	$61,700	$—	$—	$—
Operating lease obligations (3) (4)	887,709	251,168	365,309	199,646	71,586
Capital lease obligations (4)	6,389	2,758	3,301	330	—
Purchase obligations (4) (5)	716,449	549,347	88,653	59,076	19,373
Other long-term liabilities (6)	53,745	14,714	10,364	11,467	17,200
Total contractual obligations (7)	$1,725,992	$879,687	$467,627	$270,519	$108,159
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

(2)

Obligations under bank credit facility consist of the borrowings outstanding under the 2004 Credit Agreement. In addition, we had outstanding letters of credit totaling $53.2 million at January 31, 2009. Approximately $49.5 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in Purchase Obligations. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)	Operating lease obligations include, among other items, leases for retail stores, warehouse space, data center, offices, and certain computer and other business equipment. The future minimum commitments for store, data center, office, and warehouse space operating leases are $663.5 million. For a discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of common area maintenance costs (“CAM”), real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $215.8 million at January 31, 2009. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $8.4 million relates primarily to operating leases for computer and other business equipment.

(4)	For purposes of the lease and purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, we disclosed in the table our minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of future decisions to exercise options to extend or terminate any existing leases.

(5)	Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $410.2 million, the entirety of which represents obligations due within one year of January 31, 2009. In addition, we have a purchase commitment for future inventory purchases totaling $167.4 million at January 31, 2009. While we are not required to meet any periodic minimum purchase requirements under this commitment, for purposes of this tabular disclosure, we have included the value of the purchases that we anticipate making during each of the reported periods, as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $138.8 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)	Other long-term liabilities include $30.2 million for expected pension plan contributions, our $11.0 million obligation related to our nonqualified deferred compensation plan, $11.6 million for unrecognized tax benefits, and $0.9 million for closed store lease termination costs. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $3.8 million for payments expected in 2009 and $7.8 million of FIN No. 48 timing-related items anticipated to reverse in 2009. Unrecognized tax benefits in the amount of $24.4 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

(7)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to KB Toys. For further discussion, see note 11 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

For a discussion of the KB Bankruptcy Lease Obligations, see note 11 to the accompanying consolidated financial statements. Because the KB Toys business filed for bankruptcy again in December 2008 and liquidated all of its store operations, we accrued a contingent liability on our balance sheet in the amount of $5.0 million for 31 KB Toys store leases for which we may have an indemnification or guarantee obligation. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity.

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

Our significant accounting policies are described in note 1 to the accompanying consolidated financial statements. We believe the following assumptions and estimates are the most critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price at or near the end of the reporting period. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear slow-moving inventory, the estimated allowance for shrinkage, and the estimated amount of excess or obsolete inventory, which may impact the ending inventory valuation and prior or future gross margin. These estimates are based on historical experience and current information.

When management determines the salability of merchandise inventories is diminished, markdowns for clearance activity and the related cost impact are recorded at the time the price change decision is made. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences and age of merchandise, as well as seasonal trends. Timing of holidays within fiscal periods, weather, and customer preferences could cause material changes in the amount and timing of markdowns from year to year.

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our historical and current year experience based on a sample of recent physical inventory results. Independent physical inventory counts are taken at each store once a year, and typically the majority of these counts occur during January through April. Because only a sampling of our stores are counted prior to making our fiscal year end shrink estimate, we rely on the results of these sample stores along with our historical results to estimate our fiscal year end shrink accrual. During the first fiscal quarter, the majority of the physical inventories are completed and actual results are recorded on a store by store basis. In addition, we evaluate our go-forward shrink accrual rate based on the results of the completed physical inventories. At January 31, 2009, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $5 million. While it is not possible to quantify the impact from each cause of shrinkage, we have loss prevention programs and policies aimed at minimizing shrinkage.

Long-Lived Assets

Our long-lived assets primarily consist of property and equipment. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows in each of the past two years (on a rolling basis). For each store with two years of negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. The fair value of store assets is estimated based on information available in the marketplace for similar assets.

We recognized impairment charges of $0.1 million, $0.8 million, and $7.7 million in 2008, 2007, and 2006, respectively. We believe that our impairment charges are trending lower because we closed a number of underperforming stores at the end of 2005, and continued to close (primarily through non-renewal of leases) underperforming stores in 2006, 2007 and 2008. We only identified seven stores with impairment indicators as a result of our annual store impairment tests in 2008 and we recognized impairment charges on six of those stores. Therefore, we do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2008. However, if our future operating results decline significantly, we may be exposed to impairment losses that could be material (see Item 1A, Risk Factors, for additional discussion of this risk).

In addition to our annual store impairment reviews, we evaluate our long-lived assets at each reporting period to determine whether impairment indicators are present. In 2008, we recorded impairment to the assets of one store as a result of a casualty loss due to hurricane damage. The amount of this impairment is included in the $0.1 million 2008 impairment charge discussed above.

Share-Based Compensation

We grant stock options and performance-based nonvested restricted stock to our employees under shareholder approved incentive plans. Share-based compensation expense was $15.5 million, $9.9 million, and $6.6 million in 2008, 2007, and 2006, respectively. The increase in share-based compensation expense in each of the last three years is principally due to our adoption of SFAS No. 123(R) in the first quarter of 2006, when we began recognizing expense in our consolidated statements of operations for the fair value of stock options. Additionally, in the fourth quarter of 2005, we accelerated the vesting of certain stock options, but not those granted after February 21, 2005, in order to reduce future expense on these options. The majority of our stock options granted in 2006 and subsequent years vest on a pro-rata basis over a four-year period. Assuming that we grant a similar number of stock options in 2009 to the number we granted in 2008, we would expect share-based compensation expense to increase in 2009, to reflect the additional options outstanding that have unrecognized compensation expense. Because 2009 is the fourth year of expensing stock options and the majority of our stock options vest on a pro-rata basis over four years, we do not expect the number of unvested options to continue to increase beyond 2009 unless the number of stock options granted increases in the future. Future share-based compensation expense for stock options is dependent upon the number and terms of future stock option awards and many estimates, judgments and assumptions used in arriving at the fair value of stock options. Future expense related to stock options may vary materially from currently amortizing options.

We estimate the fair value of our stock options using a binomial model. The binomial model takes into account estimates, assumptions, and judgments about our stock price volatility, our dividend yield rate, the risk-free rate of return, the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield rate on our common shares is assumed to be zero since we have not paid dividends and have no immediate plans to do so. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the application of the binomial model and includes assumptions such as the expected employee exercise behavior and our expected turnover rate, which is based on analysis of historical data.

Compensation expense for performance-based nonvested restricted stock awards is recorded over the estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the achievement of the performance targets at each reporting period and make adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense. Any change in the estimated vesting date results in a prospective change to the related expense by charging the remaining unamortized expense over the remaining expected vesting period at the date the estimate was changed.

On the grant date of the 2007 restricted stock awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second quarter of 2007, we changed the estimated achievement date from three years to two years as a result of our performance being better than expected, resulting in $1.6 million and $1.1 million of incremental expense in 2008 and 2007, respectively. We achieved the higher financial performance objective for the 2007 awards based on the 2008 results, and accordingly, these awards will vest on the first trading date following the filing of this report.

On the grant date of the 2008 restricted stock awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.8 million of incremental expense in 2008. In the fourth quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from two years to three years due to our declining net sales results which were in part due to the general economic conditions in the United States.

Income Taxes

The determination of our income tax expense, refunds receivable, income taxes payable, deferred tax assets and liabilities and financial statement recognition, de-recognition and/or measurement of uncertain tax benefits (for positions taken or to be taken on income tax returns) requires significant judgment, the use of estimates, and the interpretation and application of complex accounting and multi-jurisdictional income tax laws.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit in accordance with FIN No. 48, changes in deferred tax asset valuation allowances and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

We evaluate our ability to recover our deferred tax assets within the jurisdiction from which they arise. We consider all available positive and negative evidence including recent financial results, projected future pretax accounting income from continuing operations and tax planning strategies (when necessary). This evaluation requires us to make assumptions that require significant judgment about the forecasts of future pretax accounting income. The assumptions that we use in this evaluation are consistent with the assumptions and estimates used to develop our consolidated operating financial plans. If we determine that a portion of our deferred tax assets, which principally represent expected future deductions or benefits, are not likely to be realized, we recognize a valuation allowance for our estimate of these benefits which we believe are not likely recoverable. Additionally, changes in tax laws, apportionment of income for state tax purposes, and rates could also affect recorded deferred tax assets.

In accordance with FIN No. 48, we evaluate the uncertainty of income tax positions taken or to be taken on income tax returns. When a tax position meets the FIN No. 48 more-likely-than-not threshold, we recognize economic benefits associated with the position on our consolidated financial statements. The more-likely-than-not recognition threshold is a positive assertion that an enterprise believes it is entitled to economic benefits associated with a tax position. When a tax position doesn’t meet the more-likely-than-not threshold, or in the case of those positions that do meet the threshold but are measured at less than the full benefit taken on the return, we recognize tax liabilities (or de-recognize tax assets, as the case may be). A number of years may elapse before a particular matter, for which we have derecognized a tax benefit, is audited and fully resolved or clarified. We adjust unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively or ultimately settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or as a result of the evaluation of new information that becomes available.

Pension

Actuarial valuations are used to calculate the estimated expenses and obligations for our pension plans. Inherent in the actuarial valuations are several assumptions including discount rate and expected return on plan assets. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The weighted average discount rate used to determine the net periodic pension cost for 2008 is 6.5%. A 0.5% decrease in the discount rate would increase net periodic pension cost by $0.1 million. The long-term rate of return on assets used to determine net periodic pension cost in 2008 is 8.5%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.4 million.

We recognized a charge of $9.3 million, net of tax, to other comprehensive income in 2008, principally as a result of the decline in value of investments held by the pension trust. As of January 31, 2009, the accumulated other comprehensive income amount, which was principally unrealized actuarial loss, was $15.3 million, net of tax. During 2008, we reclassified $0.8 million, pretax, from other comprehensive income to expense in our consolidated statement of operations. During 2009, and in future periods, we expect to reclassify approximately $2.6 million from other comprehensive income to expense, assuming we achieve our estimated rate of return on pension plan investments in future periods. Additionally, in the event that we have future settlement events, as occurred in 2007 and 2006, we would expect that the expense related to future settlements would be greater than the $1.3 million and $1.5 million charges in 2007 and 2006, respectively.

Insurance and Insurance-related Reserves

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 31, 2009 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $8 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4.0% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $1 million.

Lease Accounting

In order to recognize rent expense on our leases, we evaluate many factors to identify the lease term such as the contractual term of the lease, our assumed possession date of the property, renewal option periods, and the estimated value of leasehold improvement investments that we are required to make. Based on this evaluation, our lease term is typically the minimum contractually obligated period over which we have control of the property. This term is used because although many of our leases have renewal options, we typically do not incur an economic or contractual penalty in the event of non-renewal. Therefore, we typically use the initial minimum lease term for purposes of calculating straight-line rent, amortizing deferred rent, and recognizing depreciation expense on our leasehold improvements.

Recently Adopted Accounting Pronouncements

Fair Value Measurements

Effective February 3, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities on a prospective basis. The FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements in a non-recurring basis, which we will adopt effective the beginning of 2009. SFAS No. 157 addresses how companies should approach measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. The standard provides a single definition of fair value that is to be applied consistently for most accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. The adoption of this statement for financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity. The adoption of this statement for non-financial assets and liabilities in 2009 is not expected to have a material impact on our financial condition, results of operations, or liquidity.

Pension

Effective in 2008, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Previously, our pension plans had a measurement date of December 31. Switching to the new measurement date required one-time adjustments of $0.1 million to retained earnings and less than $0.1 million to accumulated comprehensive income in 2008 per the transition guidance in SFAS No. 158.

Fair Value Option

Effective February 3, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits us to choose to measure certain financial instruments and other items at fair value. We did not elect to measure any additional financial assets or liabilities at fair value.

Recent Accounting Pronouncements – Future Adoptions

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets,” which requires additional disclosures for employers’ pension plan assets. As pension plan assets were not included within the scope of SFAS No. 157, this FSP requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP 132(R)-1 will be effective at the end of 2009. Because this FSP provides only disclosure requirements, it will not have a material impact on our financial condition, results of operations, or liquidity.

Commitments

For a discussion of commitments, refer to note 3, note 5, note 10, and note 11 to the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2004 Credit Agreement. We had no fixed rate long-term debt at January 31, 2009. An increase of 1.0% in our variable interest rate on our outstanding debt would not have a material effect on our financial condition, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009, of the Company, and our report dated March 30, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109, effective February 4, 2007, SFAS No. 123(R) (Revised 2004), Share-Based Payment, effective January 29, 2006, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement, an amendment to SFAS Nos. 87, 88, 106, and 132(R), effective February 3, 2007.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109, effective February 4, 2007. As discussed in Note 1 to the consolidated financial statements the Company adopted the provisions of SFAS No. 123(R) (Revised 2004), Share-Based Payment, effective January 29, 2006. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to SFAS Nos. 87, 88, 106, and 132(R), effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 30, 2009

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	2008	2007	2006
Net sales	$4,645,283	$4,656,302	$4,743,048
Cost of sales	2,787,854	2,815,959	2,851,616
Gross margin	1,857,429	1,840,343	1,891,432
Selling and administrative expenses	1,523,882	1,515,379	1,622,339
Depreciation expense	78,624	88,484	101,279
Operating profit	254,923	236,480	167,814
Interest expense	(5,282)	(2,513)	(581)
Interest and investment income	65	5,236	3,257
Income from continuing operations before
income taxes	249,706	239,203	170,490
Income tax expense	94,908	88,023	57,872
Income from continuing operations	154,798	151,180	112,618
Income (loss) from discontinued operations,
net of tax expense (benefit) of ($2,116), $4,726, and $4,445
in fiscal years 2008, 2007, and 2006, respectively	(3,251)	7,281	11,427
Net income	$151,547	$158,461	$124,045

Earnings per common share — basic:
Continuing operations	$1.91	$1.49	$1.02
Discontinued operations	(0.04)	0.07	0.10
	$1.87	$1.56	$1.12

Earnings per common share — diluted:
Continuing operations	$1.89	$1.47	$1.01
Discontinued operations	(0.04)	0.07	0.10
	$1.85	$1.55	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	January 31,	February 2,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$34,773	$37,131
Inventories	736,616	747,942
Deferred income taxes	45,275	53,178
Other current assets	54,207	52,859
Total current assets	870,871	891,110
Property and equipment — net	490,041	481,366
Deferred income taxes	53,763	51,524
Other assets	17,783	19,815
Total assets	$1,432,458	$1,443,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities under bank credit facility	$61,700	$—
Accounts payable	235,973	260,272
Property, payroll, and other taxes	66,525	65,260
Accrued operating expenses	45,693	62,978
Insurance reserves	38,303	37,762
KB bankruptcy lease obligation	5,043	—
Accrued salaries and wages	40,460	37,531
Income taxes payable	21,398	36,541
Total current liabilities	515,095	500,344
Long-term obligations under bank credit facility	—	163,700
Deferred rent	29,192	35,955
Insurance reserves	45,197	45,092
Unrecognized tax benefits	28,852	25,353
Other liabilities	39,277	34,885
Shareholders’ equity:
Preferred shares — authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares — authorized 298,000 shares; $0.01 par value;
issued 117,495 shares; outstanding 81,315 shares
and 82,682 shares, respectively	1,175	1,175
Treasury shares — 36,180 shares and 34,813 shares, respectively, at cost	(804,561)	(784,718)
Additional paid-in capital	504,552	490,959
Retained earnings	1,088,984	937,571
Accumulated other comprehensive income (loss)	(15,305)	(6,501)
Total shareholders’ equity	774,845	638,486
Total liabilities and shareholders’ equity	$1,432,458	$1,443,815

The accompanying notes are an integral part of these consolidated financial statements.

     BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In thousands)

								Accumulated
						Additional		Other
	Common		Treasury		Unearned	Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	Total
Balance — January 28, 2006	113,932	$1,175	3,563	$(48,294)	$(2,114)	$470,677	$657,280	$ —	$1,078,724
Net income	—	—	—	—	—	—	124,045	—	124,045
Adjustment due
to SFAS No. 123(R)	—	—	—	—	2,114	(2,114)	—	—	—
Adjustment due to SFAS No. 158,
net of tax of $3,859	—	—	—	—	—	—	—	(5,933)	(5,933)
Purchases of common shares	(9,461)	—	9,461	(150,450)	—	—	—	—	(150,450)
Structured share repurchase	—	—	—	—	—	627	—	—	627
Exercise of stock options	4,672	—	(4,672)	68,128	—	(10,609)	—	—	57,519
Tax benefit from share-based
awards	—	—	—	—	—	11,898	—	—	11,898
Treasury shares used for matching
contributions to savings plan	404	—	(404)	5,589	—	(415)	—	—	5,174
Sale of treasury shares used for
deferred compensation plan	86	—	(86)	845	—	669	—	—	1,514
Share-based employee
compensation expense	—	—	—	—	—	6,585	—	—	6,585
Balance — February 3, 2007	109,633	1,175	7,862	(124,182)	—	477,318	781,325	(5,933)	1,129,703
Net income	—	—	—	—	—	—	158,461	—	158,461
Other comprehensive income
Amortization of pension,
net of tax of $(855)	—	—	—	—	—	—	—	1,246	1,246
Valuation adjustment of pension,
net of tax of $1,245	—	—	—	—	—	—	—	(1,814)	(1,814)
Comprehensive income	—	—	—	—	—	—	—	—	157,893
Adoption of FIN No. 48	—	—	—	—	—	—	(2,215)	—	(2,215)
Purchases of common shares	(30,059)	—	30,059	(714,911)	—	—	—	—	(714,911)
Exercise of stock options	2,742	—	(2,742)	46,946	—	(11,023)	—	—	35,923
Restricted shares awarded	286	—	(286)	6,662	—	(6,662)	—	—	—
Tax benefit from share-based
awards	—	—	—	—	—	19,821	—	—	19,821
Sale of treasury shares used for
deferred compensation plan	80	—	(80)	767	—	1,598	—	—	2,365
Share-based employee
compensation expense	—	—	—	—	—	9,907	—	—	9,907
Balance — February 2, 2008	82,682	1,175	34,813	(784,718)	—	490,959	937,571	(6,501)	638,486
Net income	—	—	—	—	—	—	151,547	—	151,547
Other comprehensive income
Amortization of pension, net of
tax of $(316)	—	—	—	—	—	—	—	487	487
Valuation adjustment of pension,
net of tax of $6,102	—	—	—	—	—	—	—	(9,331)	(9,331)
Comprehensive income	—	—	—	—	—	—	—	—	142,703
Adoption of SFAS No. 158, net of tax
of $88 and $(26), respectively	—	—	—	—	—	—	(134)	40	(94)
Purchases of common shares	(2,170)	—	2,170	(37,508)	—	—	—	—	(37,508)
Exercise of stock options	788	—	(788)	17,530	—	(6,670)	—	—	10,860
Restricted shares awarded	2	—	(2)	40	—	(40)	—	—	—
Tax benefit from share-based
awards	—	—	—		—	4,590	—	—	4,590
Sale of treasury shares used for
deferred compensation plan	13	—	(13)	95	—	257	—	—	352
Share-based employee
compensation expense	—	—	—	—	—	15,456	—	—	15,456
Balance — January 31, 2009	81,315	$1,175	36,180	$(804,561)	$ —	$504,552	$1,088,984	$(15,305)	$774,845

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	2008	2007	2006
Operating activities:
Net income	$151,547	$158,461	$124,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73,787	83,103	95,613
Deferred income taxes	13,518	457	(13,641)
Employee benefits paid with common shares	—	—	5,174
KB Toys matters	3,119	(6,108)	(14,218)
Non-cash share-based compensation expense	15,456	9,907	6,585
Non-cash impairment charges	137	757	7,720
Loss on disposition of property and equipment	1,626	2,919	4,503
Pension	(8,734)	2,901	3,599
Change in assets and liabilities:
Inventories	11,326	10,243	77,907
Accounts payable	(24,299)	66,276	24,044
Current income taxes	(12,362)	6,010	44,115
Other current assets	(1,258)	(1,653)	4,898
Other current liabilities	(9,590)	(25,414)	9,713
Other assets	1,595	(2,491)	600
Other liabilities	(4,805)	2,564	820
Net cash provided by operating activities	211,063	307,932	381,477

Investing activities:
Capital expenditures	(88,735)	(60,360)	(35,878)
Proceeds from HCC Note	—	235	677
Purchases of short-term investments	—	(436,040)	(488,075)
Redemptions of short-term investments	—	436,040	488,075
Cash proceeds from sale of property and equipment	550	1,394	4,883
Other	(7)	(33)	(103)
Net cash used in investing activities	(88,192)	(58,764)	(30,421)

Financing activities:
Proceeds from borrowings under bank credit facility	2,918,600	821,100	269,900
Payment of borrowings under bank credit facility	(3,020,600)	(657,400)	(275,400)
Payment of capital lease obligations	(1,523)	(592)	—
Proceeds from the exercise of stock options	10,860	35,923	57,519
Excess tax benefit from share-based awards	4,590	19,821	11,898
Payment for treasury shares acquired	(37,508)	(714,911)	(150,450)
Structured share repurchase	—	—	627
Treasury shares sold for deferred compensation plan	352	2,365	1,514
Proceeds from finance obligation	—	—	13,283
Net cash used in financing activities	(125,229)	(493,694)	(71,109)

Increase (decrease) in cash and cash equivalents	(2,358)	(244,526)	279,947
Cash and cash equivalents:
Beginning of year	37,131	281,657	1,710
End of year	$34,773	$37,131	$281,657

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$5,568	$1,732	$322
Cash paid for income taxes, excluding impact of refunds	$92,433	$65,767	$35,727
Non-cash activity:
Assets acquired under capital leases	$5,525	$3,089	$—
Accrued property and equipment	$3,588	$7,930	$2,106

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of Business

All references in the consolidated financial statements and these related notes to “we,” “us,” and “our” are to Big Lots, Inc. and its subsidiaries. We are the nation’s largest broadline closeout retailer. At January 31, 2009, we operated a total of 1,339 stores in 47 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Basis of Presentation

The consolidated financial statements include Big Lots, Inc. and all of its subsidiaries, have been prepared in accordance with GAAP, and include all of our accounts. We consolidate all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2008 (“2008”) was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008. Fiscal year 2006 (“2006”) was comprised of the 53 weeks that began on January 29, 2006 and ended on February 3, 2007.

Segment Reporting

We manage our business based on one segment, broadline closeout retailing. At the end of 2008, 2007, and 2006, all of our operations were located within the United States of America.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements or accompanying notes. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that it believes are reasonable under the circumstances. Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates. Management discusses the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors. See our Critical Accounting Policies and Estimates contained within Item 7, MD&A, of this Form 10-K for additional information about our accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days. Amounts due from banks for these transactions totaled $21.5 million and $21.9 million at January 31, 2009 and February 2, 2008, respectively. Cash equivalents are stated at cost, which approximates market value.

Investments

Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of January 31, 2009 or February 2, 2008.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Cost includes any applicable inbound shipping and handling costs associated with the receipt of merchandise into our distribution centers (See Selling and Administrative Expenses below for a discussion of outbound shipping and handling costs to our stores). Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics at its current retail selling value. Current retail selling values are converted to a cost basis by applying an average cost factor to each specific merchandise department’s retail selling value. Cost factors represent the average cost-to-retail ratio computed using beginning inventory and all fiscal year-to-date purchase activity specific to each merchandise department.

Under the average cost retail inventory method, permanent sales price markdowns result in cost reductions in inventory. Our permanent sales price markdowns are typically related to end of season clearance events and are recorded as a charge to cost of sales in the period of management’s decision to initiate sales price reductions with the intent not to return the price to regular retail. Promotional markdowns were recorded as a charge to net sales in the period the merchandise is sold. Promotional markdowns are typically related to specific marketing efforts with respect to products maintained continuously in our stores or products that are only available in limited quantities but represent substantial value to our customers. Promotional markdowns are principally used to drive higher sales volume during a defined promotional period.

We record a reduction to inventories and charge to cost of sales for a shrinkage inventory allowance. The shrinkage allowance is calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our historical and current year experience based on a sample of recent physical inventory results.

We record a reduction to inventories and charge to cost of sales for an excess or obsolete inventory allowance. The excess or obsolete inventory allowance is estimated based on a review of our aged inventory and takes into account any items that have already received a cost reduction as a result of the permanent markdown process discussed above. We estimate an allowance for excess or obsolete inventory based on historical sales trends, age and quantity of product on hand, and anticipated future sales.

Payments Received from Vendors

Payments received from vendors relate primarily to rebates and reimbursement for markdowns and are recognized in our consolidated statements of operations as a reduction to cost of inventory purchases in the period that the rebate or reimbursement is earned or realized and, consequently, result in a reduction in cost of sales when the related inventory is sold.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Store Supplies

When opening a new store, a portion of the initial shipment of supplies (including primarily display materials, signage, security-related items, and miscellaneous store supplies) is capitalized at the store opening date. These capitalized supplies represent more durable types of items for which we expect to receive future economic benefit. Subsequent replenishments of capitalized store supplies are expensed. The consumable/non-durable type items for which the future economic benefit is less measurable are expensed upon shipment to the store. Capitalized store supplies are adjusted periodically for changes in estimated quantities or costs and are included in other current assets in our consolidated balance sheets.

Property and Equipment — Net

Depreciation and amortization expense of property and equipment are recorded on a straight-line basis using estimated service lives. The estimated service lives of our property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 years
Store fixtures and equipment	5 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	5 years
Computer software costs	3 - 7 years
Company vehicles	3 years

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because the majority of our leasehold improvements are placed in service at the time we open a store and our typical initial lease term is five years, we estimate the useful life of leasehold improvements at five years. This amortization period is consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term.

Depreciation estimates are revised prospectively to reflect the remaining depreciation or amortization of the asset over the shortened estimated service life when a decision is made to dispose of property and equipment prior to the end of its previously estimated service life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in selling and administrative expenses. Major repairs that extend service lives are capitalized. Maintenance and repairs are charged to expense as incurred. Capitalized interest was not significant in any period presented.

Impairment

Our long-lived assets primarily consist of property and equipment, net. In order to determine if impairment indicators are present on store property and equipment, we annually review historical operating results at the store level. Generally, all other property and equipment is reviewed for impairment at the enterprise level. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using readily available market information for similar assets.

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

We classify the results of operations of closed stores to discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and we no longer have any significant continuing involvement in the operations associated with the stores after closure. We generally meet the second criteria on all closed stores as, upon closure, operations cease and we have no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity of a closing store to any remaining open stores and the estimated sales migration from the closed store to any stores remaining open. The estimated sales migration is based on historical estimates of our sales migration upon opening or closing a store in a similar market. For purposes of reporting closed stores as discontinued operations, we report net sales, gross margin, and related operating costs that are directly related to and specifically identifiable with respect to the stores’ operations identified as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to closed stores discontinued operations because we believe that these costs are not specific to the stores’ operations.

Share-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payments, on January 29, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) were applied to new awards and to previously granted awards that were not fully vested on the effective date. Compensation expense is recognized in selling and administrative expense in our consolidated statements of operations for all options that we expect to vest. We estimate forfeitures based on historical information.

We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for options with graded vesting is recorded straight-line over the vesting period. We estimate the fair value of stock options using a binomial model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no immediate plans to do so. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Compensation expense for performance-based nonvested restricted stock awards is recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the projected achievement of the performance targets at each reporting period and make prospective adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted law and tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Pension

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Beginning with our February 3, 2007 statement of financial condition, SFAS No. 158 required us to recognize an asset for the over funded status or a liability for the under funded status of a defined benefit plan and, beginning in 2007, to recognize annual changes in gains or losses, prior service costs, or other credits that have not yet been recognized as a component of net periodic pension cost, net of tax through other comprehensive income. We adopted these funding and recognition provisions of SFAS No. 158 in 2006. Upon adoption, we recognized a $5.9 million charge, net of tax benefit of $3.9 million, in accumulated other comprehensive income principally comprised of $0.3 million of prior service costs and $5.6 million of actuarial loss, to properly report the funded status of our qualified defined benefit pension plan (“Pension Plan”) and nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”). See Recently Adopted Accounting Pronouncements section later in this footnote for discussion of the measurement date provisions of SFAS No. 158 adopted by us in 2008.

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

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $10.5 million and $13.0 million at January 31, 2009 and February 2, 2008, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The $10.5 million fair value of mutual fund investments was a Level 1 valuation under the SFAS No. 157 hierarchy because each fund’s quoted market value per share was available in an active market.

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items. The carrying value of our obligations under bank credit facility at January 31, 2009 and February 2, 2008, approximates fair value because the interest rates were variable and approximated current market rates.

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

Revenue Recognition

We recognize sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and estimated returns and exclude any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We have sold gift cards in our stores since fiscal 2002. We have issued merchandise credits, typically as a result of customer returns, on stored value cards since fiscal 2003. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue from gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2008 and 2007, we recognized in net sales on our consolidated statements of operations breakage of $0.4 million and $0.3 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

We offer price hold contracts on selected furniture merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts are recorded in accrued operating expenses until a sale is consummated.

Cost of Sales

Cost of sales includes the cost of merchandise, net of cash discounts and rebates, markdowns, and inventory shrinkage. Cost of merchandise includes related inbound freight to our distribution centers, duties, and commissions. We classify warehousing and outbound distribution and transportation costs as selling and administrative expenses. Due to this classification, our gross margin rates may not be comparable to those of other retailers that include warehousing and outbound distribution and transportation costs in cost of sales.

Selling and Administrative Expenses

We include store expenses (such as payroll and occupancy costs), warehousing, distribution, outbound transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $181.2 million, $198.3 million, and $222.1 million for 2008, 2007, and 2006, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $102.3 million, $104.1 million, and $105.4 million for 2008, 2007, and 2006, respectively.

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

Guarantees

We have lease guarantees which were issued prior to January 1, 2003. We record a liability for these lease guarantees in the period when it becomes probable that the obligor will fail to perform its obligation and if the amount of our guarantee obligation is estimable.

Other Comprehensive Income

Prior to 2007, our comprehensive income was equal to net income. Beginning in 2007, we reported Other Comprehensive Income on our consolidated statement of shareholders’ equity. Our Other Comprehensive Income includes principally the impact of the amortization of our pension actuarial loss, net of tax, and the revaluation of our pension actuarial loss, net of tax.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

Fair Value Measurements

Effective February 3, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities on a prospective basis. The FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements in a non-recurring basis, which we will adopt effective the beginning of 2009. SFAS No. 157 addresses how companies should approach measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. The standard provides a single definition of fair value that is to be applied consistently for most accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. The adoption of this statement for financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity. The adoption of this statement for non-financial assets and liabilities in 2009 is not expected to have a material impact on our financial condition, results of operations, or liquidity.

Pension

Effective in 2008, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Previously, our pension plans had a measurement date of December 31. Switching to the new measurement date required one-time adjustments of $0.1 million to retained earnings and less than $0.1 million to accumulated other comprehensive income in 2008 per the transition guidance in SFAS No. 158.

Fair Value Option

Effective February 3, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits us to choose to measure certain financial instruments and other items at fair value. We did not elect to measure any additional financial assets or liabilities at fair value.

Recent Accounting Pronouncements – Future Adoptions

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets, which requires additional disclosures for employers’ pension plan assets. As pension plan assets were not included within the scope of SFAS No. 157, this FSP requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP 132(R)-1 will be effective at the end of 2009. Because this FSP provides only disclosure requirements, it will not have a material impact on our financial condition, results of operations, or liquidity.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2 — Property and Equipment — Net

Property and equipment – net consist of:

	January 31,	February 2,
	2009	2008
(In thousands)
Land and land improvements	$44,952	$39,813
Buildings and leasehold improvements	675,787	663,086
Fixtures and equipment	621,617	597,643
Computer software costs	67,166	66,428
Transportation equipment	22,567	22,647
Construction-in-progress	20,860	7,685
Property and equipment - cost	1,452,949	1,397,302
Less accumulated depreciation and amortization	962,908	915,936
Property and equipment - net	$490,041	$481,366

In 2008, we acquired, for $8.6 million, two store properties we were previously leasing. The cost of these properties was included in land and land improvements and buildings and leasehold improvements at January 31, 2009. In prior periods, these leased properties were accounted for as operating leases.

Property and equipment - cost includes $8.3 million and $3.1 million at January 31, 2009 and February 2, 2008, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $2.0 million and $0.6 million at January 31, 2009 and February 2, 2008, respectively, related to capital leases.

We incurred $0.1 million, $0.8 million, and $7.7 million in asset impairment charges in 2008, 2007, and 2006, respectively. These charges principally related to the write-down of long-lived assets identified as part of our annual store impairment review at six, three, and 26 stores in 2008, 2007, and 2006, respectively. Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows in each of the past two years (on a rolling basis). For each store with two years of negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. The fair value of store assets is estimated based on information available in the marketplace for similar assets.

Upon the successful completion of a pilot program in 32 of our stores in 2006 and the decision to move forward with the implementation of a new point-of-sale register system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. This service life reduction resulted in the recognition of depreciation expense of approximately $2.3 million in the fourth quarter of 2006, $4.1 million in 2007, and $0.5 million in 2008.

Note 3 — Bank Credit Facility

We entered into the $500.0 million 2004 Credit Agreement on October 29, 2004. The 2004 Credit Agreement is scheduled to terminate on October 28, 2009. The proceeds of the 2004 Credit Agreement are available for general corporate purposes, working capital, and initially to repay certain of our indebtedness.

The pricing and fees related to the 2004 Credit Agreement may fluctuate based on our credit rating. Borrowings obtained by us under the 2004 Credit Agreement may be prepaid without penalty. The 2004 Credit Agreement

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3 — Bank Credit Facility (Continued)

contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants could result in a default under the 2004 Credit Agreement, which would permit the lenders to restrict our ability to further access the 2004 Credit Agreement for loans and letters of credit, and require the immediate repayment of any outstanding borrowings under the 2004 Credit Agreement. We were in compliance with the financial covenants of the 2004 Credit Agreement, as amended, at January 31, 2009.

The 2004 Credit Agreement permits, at our option, borrowings at various interest rate options based on the prime rate or the London InterBank Offering Rate plus applicable margin. The 2004 Credit Agreement also permits, as applicable, borrowings at various interest rate options mutually agreed upon by us and the lenders. Whenever our liquidity position requires us to borrow funds under the 2004 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by: 1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and 2) cash outflows such as check clearings for the acquisition of merchandise and payroll, wire and other electronic transactions, and other miscellaneous disbursements.

In addition to revolving credit loans, the 2004 Credit Agreement includes a $30.0 million swing loan sub-limit, a $50.0 million bid loan sub-limit, and a $150.0 million letter of credit sub-limit. We had $61.7 million and $163.7 million of borrowings outstanding under the 2004 Credit Agreement at January 31, 2009 and February 2, 2008, respectively. The weighted average interest rate on these borrowings was 1.3% and 4.6% as of January 31, 2009 and February 2, 2008, respectively. The borrowings available under the 2004 Credit Agreement, after taking into account the outstanding borrowings and the reduction of availability resulting from outstanding letters of credit totaling $53.2 million, were $385.1 million at January 31, 2009.

Note 4 — Sales of Real Estate

In September 2006, under the threat of eminent domain, we sold a company-owned and operated store in California for an approximate gain of $12.8 million. As part of the sale, we entered into a lease which permitted us to occupy and operate the store through January 2009 in exchange for $1 per year rent plus the cost of taxes, insurance, and common area maintenance. Subsequently, this lease has been modified to allow us to occupy this space through September 2009. We may vacate the property at any time without liability. Due to our continuing involvement with the property at below market rent, the sale was recognized as a finance obligation under the provisions of SFAS No. 66, Accounting for Sales of Real Estate. As a result, the gain on the sale was deferred until the end of the lease and the net sales proceeds of approximately $13.3 million were recorded as a long-term real estate liability included in other liabilities on our consolidated balance sheets as of January 31, 2009 and February 2, 2008.

See note 11 to the accompanying consolidated financial statements for discussion of the sale of the Pittsfield, Massachusetts distribution center (formerly owned by the KB Toys business) in 2006.

Note 5 — Leases

Leased property consisted primarily of 1,285 of our retail stores, 1.2 million square feet of warehouse space, certain transportation equipment, and information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5 — Leases (Continued)

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

	2008	2007	2006
(In thousands)
Minimum leases	$236,865	$234,891	$238,414
Contingent leases	491	409	935
Total rent expense	$237,356	$235,300	$239,349

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at January 31, 2009, were as follows:

Fiscal Year
(In thousands)
2009	$192,424
2010	156,412
2011	122,568
2012	88,120
2013	60,903
Thereafter	51,473
Total leases	$671,900

We have obligations for capital leases for vehicles and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at January 31, 2009, were as follows:

Fiscal Year
(In thousands)
2009	$2,929
2010	2,501
2011	991
2012	225
2013	135
Thereafter	—
Total lease payments	$6,781
Less amount to discount to present value	(392)
Capital lease obligation per balance sheet	$6,389

Note 6 — Shareholders’ Equity

Earnings per Share

There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options and nonvested restricted stock awards. At the end of 2008, 2007, and 2006, stock options outstanding of 2.0 million, 1.4 million, and 1.1 million, respectively, were excluded from the diluted share calculation because their impact was antidilutive. Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The number of shares of nonvested restricted stock that were antidilutive, as determined under the treasury stock method, is immaterial for all years presented.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6 — Shareholders’ Equity (Continued)

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	2008	2007	2006
(In thousands)
Weighted-average common shares outstanding:
Basic	81,111	101,393	110,336
Dilutive effect of stock options and restricted common shares	965	1,149	1,594
Diluted	82,076	102,542	111,930

Share Repurchase Programs

On February 22, 2006, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. In accordance with this repurchase program, in 2006 we purchased 9.4 million common shares having an aggregate cost of $150.0 million with an average price per share of $15.90. In June 2006, as part of this share repurchase program, we paid $14.7 million to enter into a structured share repurchase transaction which settled in cash on its maturity date in September 2006. The initial cash disbursement and subsequent receipt of cash were recorded in additional paid-in capital on our consolidated balance sheet. Because the market price of our common shares was above $15.34 on the maturity date, we received $15.3 million on the maturity date, representing our original investment of $14.7 million and a $0.6 million return on our investment.

On March 9, 2007, we announced that our Board of Directors authorized the $600.0 million March 2007 Repurchase Program. On November 30, 2007, we announced that our Board of Directors authorized the $150.0 million November 2007 Repurchase Program commencing with the completion of the March 2007 Repurchase Program, which we completed on December 3, 2007. As part of the March 2007 Repurchase Program, we received 2.8 million of our outstanding common shares during the first quarter of 2007, representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”). Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted-average common shares outstanding. The GSR included a forward contract indexed to the average market price of our common shares that subjected the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date. The forward contract effectively placed a collar around the minimum and maximum number of our common shares that we purchased under the GSR. We were not required to make any additional payments to the counterparty under the GSR. In the fourth quarter of 2007, we received 0.4 million additional common shares from the counterparty in settlement of the GSR. In addition to the GSR, we repurchased approximately 26.8 million of our outstanding common shares in 2007 in open market transactions at an aggregate cost of $612.5 million under the March 2007 Repurchase Program and the November 2007 Repurchase Program.

In the first quarter of 2008, we acquired 2.2 million of our outstanding common shares for $37.5 million, which completed the November 2007 Repurchase Program.

Common shares acquired through these repurchase programs are held in treasury, at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Note 7 — Share-Based Plans

In May 2005, our shareholders approved the Big Lots 2005 Long-Term Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan replaced the Big Lots, Inc. 1996 Performance Incentive Plan (“1996 Incentive Plan”). Beginning January 1, 2006, employee equity awards have been issued under the 2005 Incentive Plan. In May 2008, our shareholders approved an amendment to the 2005 Incentive Plan that, among other things, increased the number of common shares that we can award under the plan and permitted our non-employee directors to be eligible to participate in the plan.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

The 1996 Incentive Plan and 2005 Incentive Plan authorize the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, performance units, and stock appreciation rights. We have not issued restricted stock units, performance units, or stock appreciation rights. As a result of its expiration, no common shares are available for issuance under the 1996 Incentive Plan. The number of common shares available for issuance under the 2005 Incentive Plan consists of: 1) an initial allocation of 1,250,000 common shares; 2) 2,001,142 common shares, the number of common shares that were available under the 1996 Incentive Plan upon its expiration; 3) 2,100,000 common shares approved by our shareholders in May 2008; and 4) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 Incentive Plan is in effect. The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2005 Incentive Plan, has the authority to determine the terms of each award. Stock options granted to employees generally expire on the earlier of: 1) the term set by the Committee, which has historically been 7 to 10 years from the grant date; or 2) one year following termination of employment, death, or disability. Stock options granted under the 1996 Incentive Plan and 2005 Incentive Plan may be either nonqualified or incentive stock options, and the exercise price may not be less than the fair market value of the underlying common shares on the grant date. The stock options generally vest ratably over a four-year or five-year period; however, upon a change in control, all awards outstanding automatically vest.

In addition to the 1996 Incentive Plan and the 2005 Incentive Plan, we have previously maintained the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually, approximately 90 days following the Annual Meeting of Shareholders, at an exercise price equal to the fair market value of the underlying common shares (i.e. 100% of the final trading price) on the date of grant. The annual grants to each outside director of an option to acquire 10,000 of our common shares became fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: 1) 10 years plus one month; 2) one year following death or disability; or 3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 Incentive Plan in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2008, but did, as discussed below, receive restricted stock awards under the 2005 Incentive Plan.

On November 21, 2005, we announced that the Committee, after discussion with our Board of Directors, approved accelerating the vesting of stock options representing approximately 3.8 million of our common shares awarded on or before February 21, 2005, under the 1996 Incentive Plan and the Director Stock Option Plan. The Committee did not, however, accelerate the vesting of stock options granted after February 21, 2005, including those granted to our current Chief Executive Officer, Steven S. Fishman. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded by us beginning in 2006 following the adoption of SFAS No. 123(R). This action resulted in an insignificant amount of expense recorded in the fourth quarter of 2005 for the impact of the shares estimated to be modified and was expected to enable us to eliminate pretax expense of approximately $11.7 million over the five year period during which the stock options would have vested, subject to the impact of any additional adjustments related to cancelled stock options. The Committee imposed a holding period that requires all directors, executive vice presidents, and senior vice presidents (including our named executive officers other than Mr. Fishman whose stock options were not accelerated) to refrain from selling shares acquired upon the exercise of the accelerated stock options until the date on which the exercise would have been permitted under the stock option’s original vesting terms or, if earlier, the director or officer’s death, permanent and total disability, or termination of employment.

We use a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The weighted-average fair value of options granted and assumptions used in the option pricing model for each of the respective periods were as follows:

	2008	2007	2006
Weighted-average fair value of options granted	$8.74	$11.59	$5.56
Risk-free interest rates	2.2%	4.4%	4.6%
Expected life (years)	4.3	4.4	4.6
Expected volatility	48.8%	42.6%	42.4%
Expected annual forfeiture	3.0%	3.0%	3.0%

The following table summarizes information about our stock options outstanding and exercisable at January 31, 2009:

Range of Prices		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
	Less		Remaining	Average		Average
Greater	Than or	Options	Life	Exercise	Options	Exercise
Than	Equal to	Outstanding	(Years)	Price	Exercisable	Price
$—	$10.00	5,000	2.7	$10.00	5,000	$10.00
10.01	20.00	1,899,068	4.6	13.18	1,251,268	13.43
20.01	30.00	2,033,500	5.7	25.13	257,125	28.51
$30.01	$40.00	23,000	5.2	31.37	5,500	32.28
		3,960,568	5.1	$19.42	1,518,893	$16.04

A summary of the annual stock option activity for fiscal years 2006, 2007, and 2008 is as follows:

			Weighted
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Options	Price(a)	(Years)	(000’s)
Outstanding at January 28, 2006	10,690,745	$14.52
Granted	1,137,900	13.40
Exercised	(4,671,936)	12.31
Forfeited	(511,719)	15.78
Outstanding at February 3, 2007	6,644,990	15.78
Granted	1,156,000	28.69
Exercised	(2,742,055)	13.10
Forfeited	(934,465)	24.52
Outstanding at February 2, 2008	4,124,470	19.20
Granted	985,000	21.45
Exercised	(787,712)	13.79
Forfeited	(361,190)	34.77
Outstanding at January 31, 2009	3,960,568	$19.42	5.1	$1,879
Vested and expected to vest at January 31, 2009	3,753,489	$19.32	5.1	$1,808
Exercisable at January 31, 2009	1,518,893	$16.04	4.7	$1,191
____________________

(a)	Weighted-average per share exercise price.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the nonvested restricted stock activity for fiscal years 2006, 2007, and 2008 is as follows:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested restricted stock at January 28, 2006	208,002	$11.04
Granted	290,700	12.91
Vested	(87,331)	11.00
Forfeited	(2,700)	12.80
Nonvested restricted stock at February 3, 2007	408,671	12.37
Granted	325,400	28.73
Vested	(406,871)	12.34
Forfeited	(6,300)	26.45
Nonvested restricted stock at February 2, 2008	320,900	28.72
Granted	408,000	21.84
Vested	(1,800)	26.43
Forfeited	(10,825)	28.76
Nonvested restricted stock at January 31, 2009	716,275	$24.81

The nonvested restricted stock awards granted to employees in 2008 and 2007 vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. On the grant date of the 2007 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second quarter of 2007, we changed the estimated achievement date from three years to two years as a result of our performance being better than expected, resulting in $1.6 million and $1.1 million of incremental expense in 2008 and 2007, respectively. We achieved the higher financial performance objective for the 2007 awards based on the 2008 results, and accordingly these awards will vest on the first trading date following the filing of this report. On the grant date of the 2008 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.8 million of incremental expense in 2008. In the fourth quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from two years to three years due to our declining net sales results which were in part due to the general economic conditions in the United States.

In 2008, we granted restricted stock awards having a fair value on the grant date of approximately $75,000 to each of the non-employee members of our Board of Directors. These awards vest on the earlier of 1) the trading day immediately preceding the next annual meeting of our shareholders; 2) the death of the grantee; or 3) the disability of the grantee; provided, however, the director’s restricted stock award will be forfeited if he or she ceases to serve on our Board of Directors before the first of such vesting events occurs.

In 2006, we granted to certain employees nonvested restricted stock with terms similar to the terms of the 2007 and 2008 awards, although with a different financial performance objective. In 2006, we achieved the higher financial performance objective for these awards, resulting in approximately $3.7 million of expense recognized for the vesting of 288,000 common shares underlying the restricted stock awards granted in 2006.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7 — Share-Based Plans (Continued)

The nonvested restricted stock awarded to Mr. Fishman upon the commencement of his employment as our Chairman, Chief Executive Officer and President in 2005 vested in one-third increments upon the attainment of mutually agreed common share price targets. In 2006, the first common share price target was achieved and one-third of this award vested. During the first quarter of 2007, the second and third common share price targets of this award were met, resulting in the vesting of the remaining 66,667 common shares underlying this restricted stock award and related expense of $0.7 million.

The nonvested restricted stock awarded in 2004 to certain of our officers as a retention package upon the transition of the former Chief Executive Officer and President to a different position vested equally over three years. The 2004 restricted stock grants were forfeited, in whole or in part, as applicable, if the employee voluntarily terminated his or her employment or if the employee was terminated for cause. Of the 172,000 shares originally underlying these restricted stock awards, 10,000 were forfeited in 2005 and the remaining 162,000 vested equally in January 2006, 2007 and 2008.

During 2008, 2007, and 2006, the following activity occurred under our share-based compensation plans:

	2008	2007	2006
(In thousands)
Total intrinsic value of stock options exercised	$13,510	$45,987	$30,416
Total fair value of restricted stock vested	$37	$11,822	$1,970

The total unearned compensation cost related to share-based awards outstanding at January 31, 2009, is approximately $20.3 million. This compensation cost is expected to be recognized through January 2013 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.3 years from January 31, 2009.

Note 8 — Employee Benefit Plans

Pension Benefits

We maintain the Pension Plan and Supplemental Pension Plan covering certain employees whose hire date was on or before April 1, 1994. Benefits under each plan are based on credited years of service and the employee’s compensation during the last five years of employment. The Supplemental Pension Plan is maintained for certain highly compensated executives whose benefits were frozen in the Pension Plan in 1996. The Supplemental Pension Plan is designed to pay benefits in the same amount as if the participants continued to accrue benefits under the Pension Plan. We have no obligation to fund the Supplemental Pension Plan, and all assets and amounts payable under the Supplemental Pension Plan are subject to the claims of our general creditors. See note 1 to our consolidated financial statements for a discussion of our pension accounting policy and the impact of adopting SFAS No. 158, which resulted in changing the measurement date of our plans to the last date of our fiscal year.

The $42.3 million and $48.2 million of investments owned by the Pension Plan at January 31, 2009 and December 31, 2008, are managed with the primary objective to maximize income and capital appreciation while also protecting the funded status of the Pension Plan. The return expectation is to outperform a benchmark constructed in a manner that reflects the portfolio’s risk and return objectives. Investment results are compared to market performance metrics on a quarterly basis. Changing market cycles require flexibility in asset allocation to allow movement of capital within the asset classes for purposes of increasing investment return and/or reducing risk. All assets must have readily ascertainable market value and be easily marketable. The actual portfolio weightings may differ from target ranges due to market appreciation or depreciation but will be re-balanced annually at a minimum. The investment managers have the authority to invest in financial futures contracts and financial options contracts for purposes of implementing hedging strategies. There were no futures contracts owned by the Pension Plan at January 31, 2009 or February 2, 2008. Fixed income investments of a single issuer (with the exception of U.S. Government or fully guaranteed agencies) must not exceed 10% of the total fixed income portfolio. The aggregate credit quality of the fixed income portfolio must always be a rating of Aa or higher. Cash reserves must be invested in interest bearing securities and must be instantly saleable.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

The targeted ranges of asset allocations are:

Equity securities	41-66%
Debt securities	22-59%
Cash equivalents	up to 37%

The Pension Plan asset allocations at January 31, 2009 and December 31, 2007, by asset category were as follows:

	January 31, 2009	December 31, 2007
Equity securities	37.8%	68.9%
Debt securities	33.5	30.0
Cash equivalents	28.7	1.1
Total	100.0%	100.0%

As permitted by our pension investment policy, equity securities may include our common shares. At January 31, 2009 and December 31, 2007, the Pension Plan owned 1,101 and 1,321 of our common shares, respectively.

During 2008, we elected to make $11.0 million of discretionary contributions to the Pension Plan principally due to the market decline in the fair value of the Pension Plan’s investments. Included in the $11.0 million of contributions was an $8.0 million contribution late in our fiscal year, which was included in the Pension Plan’s cash equivalents at the end of the year. Excluding the $8.0 million contribution made in late January 2009, the asset allocations would have been within the targeted ranges. Our funding policy of the Pension Plan is to make annual contributions based on advice from its actuaries and the evaluation of its cash position, but not less than the minimum required by applicable regulations. Currently, we expect no required contributions to the Pension Plan during 2009. Discretionary contributions could be made in 2009 upon further analysis.

Weighted-average assumptions used to determine net periodic benefit expense were:

	2008	2007	2006
Discount rate	6.5%	5.9%	5.7% to 6.0%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Expected long-term rate of return	8.5%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	12/31/07	12/31/06	12/31/05

The components of net periodic pension expense were comprised of the following:

	2008	2007	2006
(In thousands)
Service cost — benefits earned in the period	$2,438	$2,632	$2,944
Interest cost on projected benefit obligation	3,332	3,150	3,158
Expected investment return on plan assets	(3,963)	(4,289)	(4,285)
Amortization of prior service cost	(34)	135	135
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	824	694	1,264
Settlement loss	—	1,259	1,510
Net periodic pension expense	$2,610	$3,594	$4,739

In 2007 and 2006, we incurred pretax non-cash settlement charges of $1.3 million and $1.5 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year. A portion of the 2006 settlement charge was due to benefit payments to former employees of the 130 closed stores previously reclassified as discontinued operations and, accordingly, $0.7 million pretax of the 2006 settlement loss was reported in income (loss) from discontinued operations on our consolidated statement of operations.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

Weighted-average assumptions used to determine benefit obligations were:

	2008	2007
Discount rate	7.3%	6.5%
Rate of increase in compensation levels	3.5%	3.5%
Measurement date for plan assets and benefit obligations	01/31/09	12/31/07

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at January 31, 2009 and December 31, 2007:

	January 31, 2009	December 31, 2007
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,459	$54,700
Service cost	2,438	2,632
Interest cost	3,332	3,150
Sevice and interest cost during gap period	480	—
Plan amendments	—	(590)
Benefits and settlements paid	(5,614)	(6,877)
Actuarial loss (gain)	(495)	444
Projected benefit obligation at end of year	$53,600	$53,459

Change in plan assets:
Fair market value at beginning of year	$48,208	$53,065
Actual return on plan assets	(11,641)	1,084
Employer contributions	11,344	936
Benefits and settlements paid	(5,614)	(6,877)
Fair market value at end of year	$42,297	$48,208

Under funded and net amount recognized	$(11,303)	$(5,251)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(384)	$(365)
Noncurrent liabilities	(10,919)	(4,886)
Net amount recognized	$(11,303)	$(5,251)

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic benefit cost:

	2008	2007
(In thousands)
Unrecognized transition obligation	$(67)	$(80)
Unrecognized past service credit	231	265
Unrecognized actuarial loss	(25,477)	(10,935)
Accumulated other comprehensive income (loss), pretax	$(25,313)	$(10,750)

We expect to reclassify $2.6 million of the actuarial loss along with immaterial amounts of transition obligation and past service credit into net periodic benefit cost during 2009.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8 — Employee Benefit Plans (Continued)

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at January 31, 2009 and December 31, 2007:

	Pension Plan		Supplemental Pension Plan
	January 31, 2009	December 31, 2007	January 31, 2009	December 31, 2007
(In thousands)
Projected benefit obligation	$48,549	$49,324	$5,051	$4,135
Accumulated benefit obligation	43,170	43,575	4,058	3,693
Fair market value of plan assets	$42,297	$48,208	$—	$—

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year
(In thousands)
2009	$4,578
2010	4,652
2011	4,853
2012	5,054
2013	5,291
2014 — 2018	$28,352

Savings Plans

We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions and, beginning with calendar year 2006, our matching contribution was funded in cash. Prior matching contributions were funded by us with our common shares. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2008, 2007, and 2006, we expensed $5.4 million, $5.3 million, and $5.1 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $11.0 million and $13.9 million at January 31, 2009 and February 2, 2008, respectively, and we held treasury shares with historical cost of $0.3 million at January 31, 2009 and February 2, 2008, respectively.

Note 9 — Income Taxes

The provision for income taxes from continuing operations was comprised of the following:

	2008	2007	2006
(In thousands)
Federal — current	$72,068	$80,988	$66,243
State and local — current	10,667	6,325	5,044
Deferred — federal, state and local	13,518	25	(13,415)
Net tax expense (benefit) recognized for FIN 48 uncertainties	(1,345)	685	—
Income tax provision	$94,908	$88,023	$57,872

The deferred income tax expense (benefit) from discontinued operations was $(2.0) million for 2008, $4.3 million for 2007 and $9.1 million for 2006. Deferred tax assets increased by $5.8 million in 2008, $0.4 million in 2007 and $3.9 million in 2006, principally due to pension-related charges recorded in accumulated other comprehensive income. Deferred tax assets also increased by a net $3.3 million in 2007 due to the adoption of FIN No. 48.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.4	3.3	2.8
Work opportunity tax and other employment tax credits	(0.6)	(0.4)	(0.9)
Net benefit recognized for prior year FIN No. 48 uncertainties	(0.2)	(0.4)	—
Valuation allowance	0.4	(0.5)	(0.8)
Municipal interest	—	(0.5)	(0.3)
Reversal of previously accrued federal taxes	—	—	(0.8)
Charitable donation of appreciated inventory	—	—	(0.2)
Other, net	—	0.3	(0.9)
Effective income tax rate	38.0%	36.8%	33.9%

Income tax payments and refunds were as follows:

	2008	2007	2006
(In thousands)
Income taxes paid	$92,433	$65,767	$35,727
Income taxes refunded	(3,324)	(4,241)	(22,178)
Net income taxes paid	$89,109	$61,526	$13,549

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax and FIN No. 48 purposes. Significant components of our deferred tax assets and liabilities were as follows:

	January 31, 2009	February 2, 2008
(In thousands)
Deferred tax assets:
Depreciation and fixed asset basis differences	$38,020	$41,041
Workers’ compensation and other insurance reserves	27,951	27,897
Uniform inventory capitalization	21,502	22,527
Compensation related	21,003	14,805
Accrued rent	11,475	14,680
Accrued state taxes	7,202	6,843
Pension plans	4,490	2,089
State tax net operating losses, net of federal tax benefit	2,507	4,080
KB store lease and other discontinued operations contingencies	1,995	—
Valuation allowances	(1,269)	(301)
Other	24,329	25,726
Total deferred tax assets	159,205	159,387
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	31,017	26,336
Lease construction reimbursements	11,512	12,095
Prepaid expenses	5,316	5,588
Other	12,322	10,666
Total deferred tax liabilities	60,167	54,685
Net deferred tax assets	$99,038	$104,702

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

The valuation allowances shown in the table above include a valuation allowance for unrealized capital losses which may not be deductible when realized and state income tax valuation allowances that are net of the federal tax benefit. These valuation allowances reflect that it is more likely than not that a portion of the federal and state deferred tax assets may not be realized.

Net deferred tax assets are shown separately on our consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	January 31, 2009	February 2, 2008
(In thousands)
Current deferred income taxes	$45,275	$53,178
Noncurrent deferred income taxes	53,763	51,524
Net deferred tax assets	$99,038	$104,702

We have the following income tax loss and credit carryforwards at January 31, 2009 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
Federal:
Foreign tax credits	$233	Expires fiscal year 2010
State and local:
State net operating loss carryforwards	3,951	Expires fiscal years 2014 through 2025
California enterprise zone credits	662	No expiration date
Texas business loss credits	292	Expires fiscal years 2009 through 2025
New Jersey alternative minimum tax credits	135	No expiration date
Total income tax loss and credit carryforwards	$5,273

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction calculated as the difference between the fair market value of the shares issued at the time of exercise and the option price for non-qualified options and the value of shares issued upon vesting for restricted stock awards. Tax benefits of $4.6 million in 2008, $19.8 million in 2007, and $11.9 million in 2006 were credited directly to shareholders’ equity related to share-based compensation deductions in excess of expense recognized for these awards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2008 and 2007:

	2008	2007
(In thousands)
Unrecognized tax benefits — opening balance	$37,158	$38,326
Gross increases — tax positions in current year	9,094	9,346
Gross increases — tax positions in prior period	1,611	2,762
Gross decreases — tax positions in prior period	(4,617)	(3,301)
Settlements	(7,147)	(9,284)
Lapse of statute of limitations	(1,370)	(691)
Unrecognized tax benefits — end of year	$34,729	$37,158

Included in the balance of unrecognized tax benefits at the end of 2008 and 2007 were 1) $21.0 million and $22.6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate, 2) $7.9 million and $8.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, and 3) $5.8 million and $6.6 million, respectively, for the federal deferred tax benefits related to state unrecognized tax benefits. The uncertain timing items could result

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

in the acceleration of the payment of cash to the taxing authority to an earlier period. Included in the $34.7 million for 2008 and $37.2 million for 2007 is $9.3 million and $9.7 million, respectively, of unrecognized tax benefits primarily related to our claims for welfare to work and work opportunity tax credits. If we prevail with respect to the welfare to work and work opportunity tax credit claims, we would owe approximately $1.9 million of fees, which have not been accrued, to an outside service provider who assists us with the administration of these refund claims.

We recognized interest and penalties on unrecognized tax benefits of approximately $0.8 million and $0.9 million, during 2008 and 2007, respectively, as a component of income tax expense. The amount of accrued interest and penalties recorded in the accompanying consolidated balance sheets at the end of 2008 and 2007 was $9.0 million and $8.2 million, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Our 2005 federal income tax return is currently being examined by the IRS. The statute of limitation for assessments on our federal income tax returns for periods prior to 2005 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2004, although state income tax carryforward attributes generated prior to 2004 may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 30, 2010 based on 1) anticipated positions to be taken in the next 12 months, 2) expected cash and non-cash settlements, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated reasonably possible net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million. Actual results may differ materially from this estimate.

Note 10 — Commitments, Contingencies and Legal Proceedings

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. As of November 3, 2007, approximately 1,100 individuals had joined the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The trial began on May 7, 2008 and concluded on May 15, 2008. On June 20, 2008, the court issued an Order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs. After this ruling, four named-plaintiffs remained before the Court. On January 26, 2009, three of the plaintiffs presented their respective cases before the Court. Since then, one of the plaintiffs in the January action and the fourth plaintiff dismissed their claims against us with prejudice. Since we are awaiting a decision from the Court we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees (“Seals matter”). The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments, Contingencies and Legal Proceedings (Continued)

meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. The court has not determined whether the case may proceed as a class action, and has not set any deadlines for class certification or trial. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”). The first was filed in the Superior Court of California, Orange County. This action is similar in nature to the Seals matter, which allowed us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County. The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. The plaintiff seeks to recover, on her own behalf and on behalf of a California statewide class of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. We believed these two matters overlapped and we successfully consolidated the two cases before one court. The remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores (“Rivera matter”). The matter was removed to the United States District Court (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted a summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a Writ of Execution of Judgment. We have filed a petition for a Bill of Review with the State Court. Since we are awaiting a decision from the State Court we cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

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

For a discussion of discontinued operations, including KB Toys matters, see note 11 to our accompanying consolidated financial statements.

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

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments, Contingencies and Legal Proceedings (Continued)

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $410.2 million, the entirety of which represents obligations due within one year of January 31, 2009. In addition, we have a purchase commitment for future inventory purchases totaling $167.4 million at January 31, 2009. We paid $31.5 million, $28.3 million, and $36.1 million related to this commitment during 2008, 2007, and 2006, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $138.8 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

Litigated Matters Included in 2006 Selling and Administrative Expenses

In 2004, a civil putative collective action complaint was filed against us in United States District Court for the Eastern District of Texas, Texarkana Division, wherein it was alleged that we had violated the Fair Labor Standards Act regulations by misclassifying as exempt employees certain of our managers ("Texas matter"). In 2006, we settled the Texas Matter and recorded a pretax charge of $3.2 million included in selling and administrative expenses for the estimated settlement liability. In 2007, we paid the $3.2 million settlement amount.

In 2005, a class action complaint was served upon us for adjudication in the Superior Court of California, Ventura County, alleging that we violated certain California wage and hour laws ("Espinosa matter"). In 2006, we reached a court-approved tentative settlement agreement with the plaintiff concerning the Espinosa matter and recorded a pretax charge of $6.5 million included in selling and administrative expenses. We paid the settlement amount in 2008 and administration of the settlement concluded in the fourth quarter of 2008.

In 2006, we recorded pretax income of $2.6 million in selling and administrative expenses upon receipt of settlement funds from the In re Visa Check/Mastermoney Antitrust Litigation matter in the United States District Court for the Eastern District of New York. These settlement funds were intended to compensate merchants for excessive fees paid for certain Visa and MasterCard transactions.

Note 11 — Discontinued Operations

Our discontinued operations for 2008, 2007, and 2006, were comprised of the following:

	2008	2007	2006
(In thousands)
Closed stores	$(439)	$(905)	$(2,659)
KB Toys matters	(4,928)	12,912	18,531
Total income (loss) from discontinued operations, pretax	$(5,367)	$12,007	$15,872

Closed Stores

In 2005, we determined that the results of 130 stores closed in 2005 should be reported as discontinued operations for all periods presented. For 2008, 2007, and 2006, the closed stores’ operating loss is comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms and accretion on the lease termination obligations of $0.1 million, $0.2 million and $0.4 million, respectively. The 2006 loss from discontinued operations includes a pretax $0.7 million pension settlement charge as discussed in more detail in note 8 to our consolidated financial statements. Additionally, in 2006, as a result of achieving a higher level of savings on our lease termination obligation than was previously estimated, we recognized a pretax $1.3 million reduction in the liability resulting in a partial reversal of charges incurred in 2005.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

The table below summarizes the activity of our exit liabilities and the remaining balances at January 31, 2009 as a result of the 130 store closures in 2005:

	Severance	Lease
	and	Termination
	Benefits	Costs	Total
(In thousands)
Remaining Obligations at January 28, 2006	$1,761	$18,201	$19,962
Settlement savings	—	(1,346)	(1,346)
Accretion expense	—	411	411
Payments	(1,761)	(11,329)	(13,090)
Remaining Obligations at February 3, 2007	—	5,937	5,937
Settlement savings	—	(115)	(115)
Accretion expense	—	181	181
Payments	—	(3,523)	(3,523)
Remaining Obligations at February 2, 2008	—	2,480	2,480
Settlement savings	—	(81)	(81)
Accretion expense	—	90	90
Payments	—	(1,619)	(1,619)
Remaining Obligations at January 31, 2009	$—	$870	$870

Included in payments is sublease income of $0.3 million, $0.3 million, and $0.1 million in 2008, 2007, and 2006, respectively.

As of January 31, 2009, we had seven closed stores with leases that had not yet been terminated or subleased. Future cash outlays under these store closure obligations are anticipated to be $0.5 million in 2009, $0.3 million in 2010, and $0.1 million in 2011.

KB Toys Matters

We acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and together with its subsidiaries “CVS”) in May 1996. As part of that acquisition, we provided, among other things, an indemnity to CVS with respect to any losses resulting from KB Toys’ failure to pay all monies due and owing under any KB Toys lease or mortgage obligation. While we controlled the KB Toys business, we provided guarantees with respect to a limited number of additional KB Toys store leases. We sold the KB Toys business to KB Acquisition Corp. (“KBAC”), an affiliate of Bain Capital, pursuant to a Stock Purchase Agreement. KBAC similarly agreed to indemnify us with respect to all lease and mortgage obligations. These guarantee and lease obligations are collectively referred to as the “KB Lease Obligations.”

On January 14, 2004, KBAC and certain affiliated entities (collectively referred to as “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. In connection with the 2004 bankruptcy, KB-I rejected 226 store leases and two distribution center leases for which we believed we may have guarantee or indemnification obligations (collectively referred to as the “KB-I Bankruptcy Lease Obligations”). We estimated and recorded pretax charges for estimated KB-I Bankruptcy Lease Obligations in loss from discontinued operations of $24.4 million and $8.6 million in 2003 and 2004, respectively. During 2005, we reversed approximately $0.4 million of the KB-I Bankruptcy Lease Obligations originally providing for professional fees that were no longer expected to be incurred. During 2006, we reversed approximately $14.5 million of the KB-I Bankruptcy Lease Obligations to reflect the estimated amount expected to be paid by us. We based this revision of the KB-I Bankruptcy Lease Obligations on the number of demand notices that we had received from landlords and used information received from KB-I, the bankruptcy trust, and our own lease records which date back to when we owned the KB Toys business. In the second quarter of 2007, we recorded

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

$2.0 million, pretax in income (loss) from discontinued operations to reflect favorable settlements related to the KB-I Bankruptcy Lease Obligations. In the fourth quarter of 2007, we reversed approximately $8.8 million of the KB-I Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 2, 2008. We based this reversal on the following factors: 1) we had not received any new demand letters from landlords during 2007, 2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands, 3) the KB-I bankruptcy occurred more than four years prior to the end of 2007 and most of the lease rejections occurred more than three years prior to the end of 2007, and 4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from its 2004 bankruptcy (with the new owner of the KB Toys business referred to as “KB-II”). In 2007, we entered into an agreement with KB-II and various Prentice Capital entities which we believe provides a cap on our liability under the existing KB Lease Obligations and an indemnity from the Prentice entities with respect to any renewals, extensions, modifications or amendments of the KB Lease Obligations which otherwise could potentially expose us to additional incremental liability beyond the date of the agreement, September 24, 2007. Under the agreement, KB-II is required to update us periodically with respect to the status of any remaining leases for which they believe we have a guarantee or indemnification obligation. In addition, we have the right to request a statement of the net asset value of Prentice Capital Offshore in order to monitor the sufficiency of the indemnity.

On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information provided to us by KB-II, we believe that we continue to have KB Lease Obligations with respect to 31 KB Toys stores (“KB-II Bankruptcy Lease Obligations”). In the fourth quarter of 2008, we recorded a charge in the amount of $5.0 million, pretax, in income (loss) from discontinued operations to reflect the estimated amount that we expect to pay for KB-II Bankruptcy Lease Obligations. We continue to believe that additional payments by us under the KB-I Bankruptcy Lease Obligations are remote and, therefore we have not recognized any charge or liability in 2008 related to these earlier lease rejections.

HCC Note

As partial consideration for our sale of the KB Toys business in 2000, we received a 10-year note from Havens Corners Corporation, a subsidiary of KBAC and a party to the KB-I bankruptcy proceedings, in the aggregate principal amount of $45.0 million (principal and interest together known as the “HCC Note”). Upon receipt, we recorded the HCC Note at its estimated fair value. The HCC Note became immediately due and payable to us at the time of KB Toys’ bankruptcy filing in January 2004 and we recorded a pretax charge in the amount of $9.6 million in 2003 to continuing operations to write-down the value of the HCC Note to its then estimated fair value of $7.3 million. Under the KB Toys bankruptcy plan (“KB-I Plan”), confirmed by the bankruptcy court on August 18, 2005, we expected to receive $0.9 million on our claim for payment of the HCC Note from the bankruptcy trust. As a result, we recorded a pretax charge to continuing operations in 2005 in the amount of $6.4 million to reduce the carrying value of the HCC Note to $0.9 million. In the fourth quarter of 2006, we received $0.7 million as a result of our legal settlement with the former principals of the KB Toys business and applied these proceeds against the carrying value of the HCC Note. In the fourth quarter of 2007, we reached agreement with the KB-I bankruptcy trust with respect to all of our pending claims against the bankruptcy trust. As a result, we received approximately $7.2 million from the KB-I bankruptcy trust representing payment of our claims. Approximately $5.4 million of these proceeds related to our HCC Note claim and $1.8 million related principally to our lease indemnification and mortgage guarantee claims. The HCC Note proceeds were recorded as a $0.2 million payment against the outstanding note balance and the remaining $5.2 million was recorded as a reduction of selling and administrative expenses for recovery of the prior partial charge-offs.

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11 — Discontinued Operations (Continued)

As of February 2, 2008, we no longer carried a balance on our consolidated balance sheet for the HCC Note. The lease indemnification and mortgage guarantee proceeds of $1.8 million were recorded as income from discontinued operations in 2007.

Pittsfield Distribution Center

As a result of our guarantee of a mortgage obligation on one of KB Toy’s distribution centers and the KB-I bankruptcy, we received notice of a default relating to a first mortgage (guaranteed by CVS) on the Pittsfield, Massachusetts distribution center (“Pittsfield DC”). On November 5, 2004, we satisfied our indemnity obligation with respect to the Pittsfield DC with a payment of $8.4 million. We recorded a pretax charge to discontinued operations in 2004 in the amount of $2.7 million to reflect our best estimate of the difference between the subrogation rights flowing from the indemnification payment and the net realizable value of the Pittsfield DC. In the fourth quarter of 2006, we sold the Pittsfield DC for approximately $3.9 million, net of selling costs, and recognized a $1.4 million loss, net of tax, included in income from discontinued operations.

Other KB Toys Matters

In addition to including KB Toys’ indemnity of us with respect to lease and mortgage obligations, the KB Stock Purchase Agreement contains mutual indemnifications of KB Toys by us and of us by KB Toys. These indemnifications relate primarily to losses arising out of general liability claims, breached or inaccurate representations or warranties, shared litigation expenses, other payment obligations, and taxes. Under a tax indemnification provision in the KB Stock Purchase Agreement, we were to indemnify KB Toys for tax losses generally related to the periods prior to our sale of KB Toys. During the fourth quarter of 2006, we reversed prior pretax charges of approximately $4.7 million and net income tax contingencies of approximately $1.7 million in income from discontinued operations primarily related to income and sales tax indemnification contingency reserves. We estimated this reversal of charges based on information that we received as a result of our settlement discussions with the KB-I bankruptcy trust and KB Toys.

During 2006, we recorded $0.7 million in discontinued operations to reflect the reduction of insurance reserves specifically identifiable with respect to the KB Toys business.

The following table summarizes these charges and reversals during the years 2006, 2007 and 2008:

	2008	2007	2006
(In thousands)
Continuing Operations
HCC Note — Partial recovery of prior charges	$—	$5,172	$—
Discontinued Operations
Lease indemnifications	(4,928)	12,787	14,546
Tax indemnifications and other — Partial recovery of prior charges	—	125	5,425
Pittsfield distribution center — Loss on sale	—	—	(1,440)
KB matters pretax income (loss) from discontinued operations	$(4,928)	$12,912	$18,531

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12 — Business Segment Data

We manage our business based on one segment, broadline closeout retailing. We use the following six merchandise categories, which match our internal management and reporting of merchandise net sales results: Consumables, Home, Furniture, Hardlines, Seasonal, and Other.

	2008	2007	2006
(In thousands)
Consumables	$1,410,383	$1,339,433	$1,317,095
Home	713,103	783,047	842,974
Furniture	698,276	687,292	681,952
Hardlines	646,563	629,119	645,338
Seasonal	585,025	597,933	584,762
Other	591,933	619,478	670,927
Net sales	$4,645,283	$4,656,302	$4,743,048

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

BIG LOTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2008 and 2007 is as follows:

Fiscal Year 2008	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,151,589	$1,105,189	$1,021,580	$1,366,925	$4,645,283
Gross margin	463,791	434,804	406,262	552,572	1,857,429
Income from continuing
operations	34,486	26,147	12,358	81,807	154,798
Income (loss) from discontinued
operations	23	(122)	(110)	(3,042)	(3,251)
Net income	34,509	26,025	12,248	78,765	151,547
Earnings per share — basic:
Continuing operations	0.43	0.32	0.15	1.01	1.91
Discontinued operations	—	—	—	(0.04)	(0.04)
	0.43	0.32	0.15	0.97	1.87
Earnings per share — diluted:
Continuing operations	0.42	0.32	0.15	1.00	1.89
Discontinued operations	—	—	—	(0.04)	(0.04)
	$0.42	$0.32	$0.15	$0.96	$1.85

Fiscal Year 2007	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,128,399	$1,084,891	$1,030,638	$1,412,374	$4,656,302
Gross margin	446,913	421,074	411,806	560,550	1,840,343
Income from continuing
operations	29,024	22,135	14,373	85,648	151,180
Income (loss) from discontinued
operations	(260)	1,249	(75)	6,367	7,281
Net income	28,764	23,384	14,298	92,015	158,461
Earnings per share — basic:
Continuing operations	0.26	0.21	0.14	0.97	1.49
Discontinued operations	—	0.01	—	0.07	0.07
	0.26	0.22	0.14	1.05	1.56
Earnings per share — diluted:
Continuing operations	0.26	0.21	0.14	0.97	1.47
Discontinued operations	—	0.01	—	0.07	0.07
	$0.26	$0.22	$0.14	$1.04	$1.55
____________________

(a)	Earnings per share calculations for each quarter are based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four quarters may not necessarily be equal to the full year earnings per share amount.

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

Management assessed the effectiveness of our internal control system as of January 31, 2009. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in the Financial Statements and Supplementary Data section of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2009 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference with response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2009 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of January 31, 2009, relating to our equity compensation plans pursuant to which our common shares may be issued.

Number of securities
remaining available for
	Number of securities to		Weighted-average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
	warrants, and rights (#)		warrants, and rights ($)	reflected in column (a)) (#)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by
security holders	3,960,568	(1)(2)	19.42	4,039,862 (3)
Equity compensation plans not approved
by security holders	—		—	—
Total	3,960,568		19.42	4,039,862
____________________

(1)

Includes stock options granted under the 2005 Incentive Plan, the Director Stock Option Plan and the 1996 Incentive Plan. In addition, we had 716,275 shares of unvested restricted stock outstanding under the 2005 Incentive Plan.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2005 Incentive Plan	2,635,175
Director Stock Option Plan	284,500
1996 Incentive Plan	1,040,893

(3)	The common shares available for issuance under each shareholder-approved plan are as follows:
2005 Incentive Plan	4,039,862
Director Stock Option Plan	—
1996 Incentive Plan	—

The 1996 Incentive Plan terminated on December 31, 2005. The number of common shares available for issuance under the 2005 Incentive Plan is adjusted annually by adding 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years that the 2005 Incentive Plan is in effect.

The information contained under the caption “Stock Ownership” in the 2009 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Governance – Determination of Director Independence” and “Governance – Related Person Transactions” in the 2009 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the captions “Audit Committee Disclosure – Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure – Fees Paid to Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, with respect to the fees paid to Deloitte & Touche LLP and the Audit Committee’s pre-approval policies and procedures, is incorporated herein by reference in response to this item.

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

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Charged to	Charged
	Beginning	Cost and	to Other
Description	of Year	Expense	Accounts	Deductions	End of Year
(In thousands)
Inventory Valuation Allowance
Fiscal year ended January 31, 2009	$1,134	147	—	62	$1,219	(a)
Fiscal year ended February 2, 2008	$1,552	249	—	667	$1,134	(a)
Fiscal year ended February 3, 2007	$1,173	580	—	201	$1,552	(a)
____________________

(a)	Consists of markdowns of aged goods.

(3)

Exhibits. Exhibits marked with an asterisk (*) are filed herewith. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.32 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).

3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).

3.2	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).

4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).

10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective May 18, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).

10.3	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008 (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 3, 2008).

10.4	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).

10.5	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 29, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2008).

10.6	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 to our Form 8-K dated March 9, 2007).

10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 29, 2008).

10.9	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.10

First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective August 20, 2002 (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.11

Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008 (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 3, 2008).

10.12	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).

10.13	Big Lots 2006 Bonus Plan, as amended and restated effective December 5, 2008 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q for the quarter ended November 1, 2008).

10.14	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).

Exhibit No.	Document
10.15	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).

10.16	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).

10.17	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).

10.18	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).

10.19	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).

10.20	Big Lots, Inc. Non-Employee Director Compensation Package (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2008).

10.21	Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended November 1, 2008).

10.22	Employment Agreement with Robert C. Claxton (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended November 1, 2008).

10.23	Amended and Restated Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended November 1, 2008).

10.24	Amended and Restated Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended November 1, 2008).

10.25	Amended and Restated Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.7 to our Form 10-Q for the quarter ended November 1, 2008).

10.26	Amended and Restated Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended November 1, 2008).

10.27	Amended and Restated Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.8 to our Form 10-Q for the quarter ended November 1, 2008).

10.28	Amended and Restated Employment Agreement with Robert S. Segal (incorporated herein by reference to Exhibit 10.9 to our Form 10-Q for the quarter ended November 1, 2008).

10.29	Amended and Restated Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended November 1, 2008).

10.30	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).

10.31	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).

10.32	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).

10.33

Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated October 29, 2004).

10.34

First Amendment to Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 25, 2005).

10.35

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

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney for Jeffrey P. Berger, Peter J. Hayes, David T. Kollat, Brenda J. Lauderback, Philip E. Mallott, Russell Solt, James R. Tener, and Dennis B. Tishkoff.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2009.

BIG LOTS, INC.

By:	/s/ Steven S. Fishman
Steven S. Fishman
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2009.

/s/ Steven S. Fishman	/s/ Joe R. Cooper
Steven S. Fishman	Joe R. Cooper
Chairman of the Board, Chief Executive Officer	Senior Vice President and Chief Financial Officer
and President (Principal Executive Officer)	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Jeffrey P. Berger*	/s/ Philip E. Mallott*
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ Peter J. Hayes*	/s/ Russell Solt*
Peter J. Hayes	Russell Solt
Director	Director

/s/ David T. Kollat*	/s/ James R. Tener*
David T. Kollat	James R. Tener
Director	Director

/s/ Brenda J. Lauderback*	/s/ Dennis B. Tishkoff*
Brenda J. Lauderback	Dennis B. Tishkoff
Director	Director

*	The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 4th day of March 2009, and filed herewith.

By:	/s/ Charles W. Haubiel II
Charles W. Haubiel II
Attorney-in-Fact