Form 10-Q
period 2009-05-02
BIG LOTS INC
filed 2009-06-11
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 4, 2009, was 82,549,151.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MAY 2, 2009

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Net sales	$1,141,656	$1,151,589
Cost of sales	679,476	687,798
Gross margin	462,180	463,791
Selling and administrative expenses	382,682	386,856
Depreciation expense	19,215	18,778
Operating profit	60,283	58,157
Interest expense	(321)	(1,412)
Interest and investment income	6	12
Income from continuing operations before income taxes	59,968	56,757
Income tax expense	23,658	22,271
Income from continuing operations	36,310	34,486
Income (loss) from discontinued operations, net of tax expense (benefit) of $(51) and $14, respectively	(79)	23
Net income	$36,231	$34,509

Earnings per common share - basic
Continuing operations	$0.45	$0.43
Discontinued operations	-	-
	$0.45	$0.43

Earnings per common share - diluted
Continuing operations	$0.44	$0.42
Discontinued operations	-	-
	$0.44	$0.42

Weighted-average common shares outstanding:
Basic	81,408	80,918
Dilutive effect of share-based awards	916	798
Diluted	82,324	81,716

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) May 2, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51,102	$34,773
Inventories	718,151	736,616
Deferred income taxes	45,580	45,275
Other current assets	55,721	54,207
Total current assets	870,554	870,871
Property and equipment - net	484,585	490,041
Deferred income taxes	54,752	53,763
Other assets	26,008	17,783
Total assets	$1,435,899	$1,432,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities under bank credit facility	$-	$61,700
Accounts payable	257,373	235,973
Property, payroll, and other taxes	71,041	66,525
Accrued operating expenses	50,189	45,693
Insurance reserves	39,244	38,303
KB bankruptcy lease obligation	4,988	5,043
Accrued salaries and wages	30,472	40,460
Income taxes payable	24,963	21,398
Total current liabilities	478,270	515,095
Deferred rent	28,926	29,192
Insurance reserves	45,457	45,197
Unrecognized tax benefits	26,593	28,852
Other liabilities	42,277	39,277
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 81,593 shares and 81,315 shares, respectively	1,175	1,175
Treasury shares - 35,902 shares and 36,180 shares, respectively, at cost	(798,310)	(804,561)
Additional paid-in capital	501,202	504,552
Retained earnings	1,125,215	1,088,984
Accumulated other comprehensive income (loss)	(14,906)	(15,305)
Total shareholders' equity	814,376	774,845
Total liabilities and shareholders' equity	$1,435,899	$1,432,458

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

							Accumulated
					Additional		Other
	Common		Treasury		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance - February 2, 2008	82,682	$1,175	34,813	$(784,718)	$490,959	$937,571	$(6,501)	$638,486
Net income	-	-	-	-	-	34,509	-	34,509
Other comprehensive income
Amortization of pension, net of tax of $(81)	-	-	-	-	-	-	119	119
Comprehensive income	-	-	-	-	-	-	-	34,628
Adoption of SFAS No. 158, net of tax of $88 and $(26), respectively	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	86	-	(86)	1,910	(778)	-	-	1,132
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Tax benefit from share-based awards	-	-	-	-	219	-	-	219
Sale of treasury shares used for deferred compensation plan	8	-	(8)	64	138	-	-	202
Share-based employee compensation expense	-	-	-	-	3,199	-	-	3,199
Balance - May 3, 2008	80,608	1,175	36,887	(820,212)	493,697	971,946	(6,342)	640,264
Net income	-	-	-	-	-	117,038	-	117,038
Other comprehensive income
Amortization of pension, net of tax of $(235)	-	-	-	-	-	-	368	368
Valuation adjustment of pension, net of tax of $6,102	-	-	-	-	-	-	(9,331)	(9,331)
Comprehensive income	-	-	-	-	-	-	-	108,075
Exercise of stock options	702	-	(702)	15,620	(5,892)	-	-	9,728
Tax benefit from share-based awards	-	-	-	-	4,371	-	-	4,371
Sale of treasury shares used for deferred compensation plan	5	-	(5)	31	119	-	-	150
Share-based employee compensation expense	-	-	-	-	12,257	-	-	12,257
Balance - January 31, 2009	81,315	1,175	36,180	(804,561)	504,552	1,088,984	(15,305)	774,845
Net income	-	-	-	-	-	36,231	-	36,231
Other comprehensive income
Amortization of pension, net of tax of $(268)	-	-	-	-	-	-	399	399
Comprehensive income	-	-	-	-	-	-	-	36,630
Purchases of common shares	(84)	-	84	(1,754)	-	-	-	(1,754)
Exercise of stock options	49	-	(49)	1,081	(479)	-	-	602
Restricted shares awarded	311	-	(311)	6,913	(6,913)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	(807)	-	-	(807)
Sale of treasury shares used for deferred compensation plan	2	-	(2)	11	22	-	-	33
Share-based employee compensation expense	-	-	-	-	4,827	-	-	4,827
Balance - May 2, 2009	81,593	$1,175	35,902	$(798,310)	$501,202	$1,125,215	$(14,906)	$814,376

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Operating activities:
Net income	$36,231	$34,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,372	17,730
Deferred income taxes	(2,518)	(87)
Loss on disposition of equipment	498	536
KB Toys matters	(55)	-
Non-cash share-based compensation expense	4,827	3,199
Pension expense, net of contributions	1,371	(87)
Change in assets and liabilities:
Inventories	18,465	23,313
Accounts payable	21,400	(2,741)
Current income taxes	1,502	(14,426)
Other current assets	(1,312)	1,308
Other current liabilities	(1,962)	(4,755)
Other assets	(3,149)	162
Other liabilities	4,203	(24)
Net cash provided by operating activities	97,873	58,637

Investing activities:
Capital expenditures	(12,863)	(18,278)
Cash proceeds from sale of property and equipment	31	183
Other	(26)	(1)
Net cash used in investing activities	(12,858)	(18,096)

Financing activities:
Proceeds from borrowings under bank credit facility	220,100	527,900
Payment of borrowings under bank credit facility	(281,800)	(526,200)
Payment of capital lease obligations	(675)	(231)
Proceeds from the exercise of stock options	602	1,132
Excess tax benefit from share-based awards	148	219
Deferred bank credit facility fees paid	(5,340)	-
Payment for treasury shares acquired	(1,754)	(37,508)
Treasury shares sold for deferred compensation plan	33	202
Net cash used in financing activities	(68,686)	(34,486)

Increase in cash and cash equivalents	16,329	6,055
Cash and cash equivalents:
Beginning of period	34,773	37,131
End of period	$51,102	$43,186

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$134	$1,445
Cash paid for income taxes, excluding impact of refunds	$24,476	$36,546
Non-cash activity:
Accrued property and equipment	$5,240	$6,707

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At May 2, 2009, we operated 1,345 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“2008 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years with 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2009 (“2009”) is comprised of the 52 weeks that began on February 1, 2009 and will end on January 30, 2010.  Fiscal year 2008 (“2008”) was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009.  The fiscal quarters ended May 2, 2009 (“first quarter of 2009”) and May 3, 2008 (“first quarter of 2008”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $40.9 million and $50.4 million for the first quarter of 2009 and the first quarter of 2008, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, internet, in-store point of purchase and print media, and are included in selling and administrative expenses.  Advertising expenses were $24.4 million and $25.3 million for the first quarter of 2009 and the first quarter of 2008, respectively.

Recent Accounting Pronouncements
Effective February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  SFAS No. 157 addresses how companies should approach measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements.  The standard provides a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes, and prioritizes according to reliability, the methods and inputs used in fair value measurements.  SFAS No. 157 prescribes additional disclosures regarding the extent to which a company includes fair value measurements in its financial statements and the methods and inputs used to arrive at these values.  The adoption of SFAS No. 157 for non-financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.

In March 2009, the Financial Accounting Standards Board (“FASB”) issued staff position (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP 132(R)-1”).  This staff position requires the disclosure of additional information about an employers’ defined benefit pension plans, including the major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS No. 157, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, investment policies and strategies, and significant concentrations of credit risk.  FSP 132(R)-1 will be effective for us in our Annual Report on Form 10-K for 2009.  FSP 132(R)-1 is not expected to have any impact on our financial condition, results of operations, or liquidity.

In April 2009, the FASB issued three FSPs intended to provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 reaffirms the need for management to use judgment to determine if a formerly active market has become inactive and to determine fair values when markets become inactive.  FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure on a quarterly basis of fair values for any financial instruments that are not currently reflected on our balance sheet at fair value.  FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance for measurement and recognition of impaired debt securities along with expanded disclosures with respect to impaired debt securities.  These FSPs are effective for us in the second quarter of 2009.  We do not expect these FSPs to have any impact on our financial condition, results of operations, or liquidity.

NOTE 2 – BANK CREDIT FACILITY

On April 28, 2009, we entered into a new $500 million three-year unsecured credit facility (“2009 Credit Agreement”).  The 2009 Credit Agreement replaced the $500 million five-year unsecured credit facility we entered into on October 29, 2004 (“2004 Credit Agreement”).  The 2004 Credit Agreement was scheduled to expire on October 28, 2009, but was terminated concurrently with the 2009 Credit Agreement becoming effective on April 28, 2009.  We did not incur any material early termination penalties in connection with the termination of the 2004 Credit Agreement.

The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid the participating banks fees in the aggregate amount of $5.3 million, which have been deferred and will be amortized over the term of the agreement.  The proceeds of the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2004 Credit Agreement.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or the Federal Funds rate, plus an applicable margin.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 2, 2009 or May 3, 2008, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the first quarter of 2009 and the first quarter of 2008, 2.7 million and 1.9 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options having an exercise price that is greater than the weighted-average market price of our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury share method.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Program
In the first quarter of 2008, we acquired approximately 2.2 million of our outstanding common shares for $37.5 million, which completed the $150.0 million share repurchase program approved by our Board of Directors and publicly announced in November 2007 (“November 2007 Repurchase Program”).  We recorded the shares acquired in the first quarter of 2008 as treasury shares, at cost, and these shares were made available to meet obligations under our equity compensation plans and for general corporate purposes.

NOTE 4 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2008 Form 10-K, are expensed and reported as nonvested shares as that term is defined in SFAS No. 123(R).  We recognized share-based compensation expense of $4.8 million and $3.2 million in the first quarter of 2009 and the first quarter of 2008, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in note 7 to the consolidated financial statements in our 2008 Form 10-K).

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	First Quarter
	2009	2008

Weighted-average fair value of stock options granted	$7.83	$8.57
Risk-free interest rate	1.7%	2.2%
Expected life (years)	4.3	4.3
Expected volatility	56.0%	48.7%
Expected annual forfeiture rate	1.5%	3.0%

The following table summarizes stock option activity for the first quarter of 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2009	3,960,568	$19.42
Granted	950,000	17.47
Exercised	(48,590)	12.38
Forfeited	(21,750)	22.55
Outstanding stock options at May 2, 2009	4,840,228	$19.09	5.3	$40,476
Vested and expected to vest at May 2, 2009	4,721,374	$19.06	5.3	$39,621
Exercisable at May 2, 2009	2,170,452	$17.71	4.6	$21,174

The stock options granted in the first quarter of 2009 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the restricted stock awards activity for the first quarter of 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding restricted stock awards at January 31, 2009	716,275	$24.81
Granted	439,900	17.47
Vested	(310,700)	28.74
Forfeited	(3,600)	22.98
Outstanding restricted stock awards at May 2, 2009	841,875	$19.53

The restricted stock awards granted in the first quarter of 2009 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock awards will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock awards will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock awards will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years.  On the grant date, we estimated a three-year period for vesting of these awards based on the assumed achievement of the higher financial performance objective.

In 2008, we achieved the higher financial performance objective for restricted stock awards granted during 2007, resulting in the vesting of 310,700 common shares underlying the restricted stock awards in the first quarter of 2009.  In connection with the vesting of these shares, we acquired approximately 84,000 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

During the first quarter of 2009 and the first quarter of 2008, the following activity occurred under our share-based plans:

	First Quarter
	2009	2008
(In thousands)
Total intrinsic value of stock options exercised	$560	$854
Total fair value of restricted stock vested	6,525	37

The total unearned compensation cost related to all share-based awards outstanding at May 2, 2009 was approximately $31.5 million.  This compensation cost is expected to be recognized through April 2013 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.7 years from May 2, 2009.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2009	2008
Discount rate	7.3%	6.5%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.0%	8.5%
Measurement date for plan assets and benefit obligations	01/31/09	12/31/07

The components of combined net periodic pension cost were as follows:

	First Quarter
	2009	2008
(In thousands)
Service cost - benefits earned in the period	$565	$610
Interest cost on projected benefit obligation	932	833
Expected investment return on plan assets	(793)	(977)
Amortization of actuarial loss	673	206
Amortization of prior service cost	(9)	(9)
Amortization of transition obligation	3	3
Net periodic pension cost	$1,371	$666

We currently do not expect to contribute to the qualified defined benefit pension plan during 2009.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 6 – INCOME TAXES

In the first quarter of 2009, there was no material change in the net amount of unrecognized tax benefits.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 2, 2010, based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all current and former assistant store managers who have worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  As of November 3, 2007, approximately 1,100 individuals had joined the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the court issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four named-plaintiffs remained before the court.  On January 26, 2009, three of the plaintiffs presented their respective cases before the court. Since then, one of the plaintiffs in the January action and the fourth plaintiff dismissed their claims against us with prejudice.  On April 2, 2009, the court awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs.  On May 5, 2009, we filed an appeal to the court's decision.  Since we are awaiting a decision from the court, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”).  In addition, the plaintiff also seeks class action treatment under New York law relating to those assistant store managers working in the State of New York.  The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  We believe the Fair Labor Standards Act claims alleged in the New York matter are the same claims alleged in the Louisiana Matter.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

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

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”).  The first was filed in the Superior Court of California, Orange County.  This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County.  The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiff seeks to recover, on her own behalf and on behalf of a California statewide class of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  We believed these two matters overlapped and we successfully consolidated the two cases before one court.  The remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter (for further discussion of the Espinosa matter see note 10 to our consolidated financial statements contained in our 2008 Form 10-K).  We cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted a summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We have filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting the fact that the January 2000 order was to be a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in plaintiff's favor.  We have appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

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

The following is net sales data by category:
	First Quarter
	2009	2008
(in thousands)
Consumables	$359,204	$338,163
Home	164,715	170,277
Furniture	206,802	202,257
Hardlines	142,187	136,169
Seasonal	162,204	169,554
Other	106,544	135,169
Net sales	$1,141,656	$1,151,589

NOTE 9 – FAIR VALUE MEASUREMENTS

As of May 2, 2009, we had $7.8 million of money market mutual fund assets included in cash equivalents and, in connection with our nonqualified deferred compensation plan, $13.1 million of mutual fund assets included in other assets.  The fair value of these mutual fund assets was based on each funds’ quoted market value per share in an active market and was considered a Level 1 valuation.

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

The following are the results from the first quarter of 2009 that we believe are key indicators of our operating performance when compared to the operating performance from the first quarter of 2008:

•	Comparable store sales for stores open at least two years at the beginning of 2009 decreased 0.5%.

•	Gross margin dollars decreased $1.6 million due to the $9.9 million decline in sales, which was partially offset by a 20 basis point improvement in our gross margin rate.

•	Selling and administrative expenses decreased $4.2 million or 10 basis points to 33.5% of sales.

•	Depreciation expense increased $0.4 million or 10 basis points to 1.7% of sales.

•
Interest expense decreased by $1.1 million.  We ended the first quarter of 2009 with zero borrowings outstanding under the 2009 Credit Agreement compared to $165.4 million of bank borrowings at the end of the first quarter of 2008.

•	Diluted earnings per share from continuing operations increased $0.02 to $0.44 per share.

•
Net cash provided by operating activities increased by $39.3 million to $97.9 million in the first quarter of 2009, primarily due to lower payments for merchandise inventory and income taxes in the first quarter of 2009.

•	Inventory decreased by $6.4 million to $718.2 million in the first quarter of 2009, compared to $724.6 million in the first quarter of 2008, principally due to the decline in number of stores.

•	On April 28, 2009, we entered into the 2009 Credit Agreement, a new three-year $500 million unsecured credit agreement, which replaced the 2004 Credit Agreement.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2009 and the first quarter of 2008:

	2009	2008

Stores open at the beginning of the fiscal year	1,339	1,353
Stores opened during the period	8	2
Stores closed during the period	(2)	(1)
Stores open at the end of the period	1,345	1,354

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2009	2008

Net sales	100.0%	100.0%
Cost of sales	59.5	59.7
Gross margin	40.5	40.3
Selling and administrative expenses	33.5	33.6
Depreciation expense	1.7	1.6
Operating profit	5.3	5.1
Interest expense	0.0	(0.1)
Interest income	0.0	0.0
Income from continuing operations before income taxes	5.3	4.9
Income tax expense	2.1	1.9
Income from continuing operations	3.2	3.0
Discontinued operations	0.0	0.0
Net income	3.2%	3.0%

FIRST QUARTER OF 2009 AND FIRST QUARTER OF 2008

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the first quarter of 2009 compared to the first quarter of 2008 were as follows:

	First Quarter
	2009		2008		Change
($ in thousands)
Consumables	$359,204	31.5%	$338,163	29.4%	$21,041	6.2%
Home	164,715	14.4	170,277	14.8	(5,562)	(3.3)
Furniture	206,802	18.1	202,257	17.6	4,545	2.2
Hardlines	142,187	12.5	136,169	11.8	6,018	4.4
Seasonal	162,204	14.2	169,554	14.7	(7,350)	(4.3)
Other	106,544	9.3	135,169	11.7	(28,625)	(21.2)
Net sales	$1,141,656	100.0%	$1,151,589	100.0%	$(9,933)	(0.9)%

Net sales decreased $9.9 million (0.9%) to $1,141.7 million in the first quarter of 2009, compared to $1,151.6 million in the first quarter of 2008.  Comparable store sales for stores open at least two years at the beginning of 2009, decreased 0.5%, which decreased net sales by $5.6 million.  In addition, net sales declined by $4.3 million principally due to fewer open stores in the first quarter of 2009 compared to the first quarter of 2008.  Our Consumables category continued its consistent strong sales performance across most departments based on the continued availability of brand name merchandise.  The Hardlines category sales improvement was driven by sales of electronics, particularly DVDs, cameras, and televisions.  The Furniture category sales benefited from a large closeout deal and the increase was reflective of strength in sales of upholstery and ready-to-assemble merchandise partially offset by a decline in sales of mattresses due to a highly promotional competitive landscape in the first quarter of 2009.  The decline in sales in the Other category was principally due to three large closeout deals (drugstore merchandise, furniture, and apparel) that occurred in the first quarter of 2008.  The Seasonal category decline was due to lower sales of lawn & garden and summer merchandise, principally driven by lower February sales as the combined sales of March and April were higher than last year.  The Home category continued its trend of declining sales across most of its categories; however, the rate of the sales decline of Home merchandise was lower than in prior quarters.

Based on the sales trends for the first three and one-half weeks of fiscal May, we expect comparable store sales to decline by 1% to 3% for the second quarter of 2009.  We believe several factors have been influencing our sales results in May, including the positive impact of stimulus checks on our sales in 2008 and unfavorable 2009 weather patterns early in the month and in certain markets over the Memorial Day weekend.

Gross Margin
Gross margin dollars decreased $1.6 million (0.3%) to $462.2 million for the first quarter of 2009, compared to $463.8 million for the first quarter of 2008. The decrease in gross margin dollars was principally due to lower net sales of $9.9 million, which reduced gross margin dollars by approximately $4 million, partially offset by the higher gross margin rate, which increased gross margin dollars by approximately $2 million.  Gross margin as a percentage of net sales increased 20 basis points to 40.5% in the first quarter of 2009 compared to 40.3% in the first quarter of 2008. The gross margin rate increase was principally due to higher initial markup on merchandise receipts, in part due to lower inbound freight costs, partially offset by the merchandise sales mix shift to categories where we historically have achieved a lower gross margin rate, such as Consumables and Hardlines.  We achieved lower inbound freight costs because of lower diesel fuel costs in the first quarter of 2009. The gross margin rate benefited by a comparable percentage in the first quarter of 2009 and the first quarter of 2008 due to favorable adjustments to the shrink accrual as physical inventories were completed at our stores.

In the second quarter of 2009, we expect our gross margin rate will be flat or slightly higher than the second quarter of 2008 gross margin rate.  We expect the gross margin rate to continue to be positively impacted by higher initial mark-up and lower inbound freight costs.  Partially offsetting these factors in the gross margin rate, we expect a slight shift in merchandise mix towards lower margin categories, such as Consumables and Hardlines, and from our higher margin Home category.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.2 million (1.1%) to $382.7 million for the first quarter of 2009, compared to $386.9 million for the first quarter of 2008.  This decrease was primarily due to lower distribution and outbound transportation expense of $9.5 million, store payroll of $3.0 million, and legal fees of $1.2 million.  Partially offsetting these items were higher store occupancy (rent and rent-related charges) of $2.8 million, insurance and insurance-related expense of $1.7 million, share based compensation expense of $1.6 million, and accrued incentive compensation of $1.5 million.  The decline in distribution and outbound transportation costs was principally due to the mid-2008 integration of our Ohio furniture distribution operation into four of our regional distribution centers and lower diesel fuel costs.  Store payroll was lower due to fewer stores and employees and fewer cartons of merchandise resulting from the $9.9 million decline in net sales.  Legal fees were lower principally due to the costs we incurred in the first quarter of 2008 in connection with our preparation for the trial in the Louisiana matter.   Store occupancy was higher principally due to higher rent resulting from January 31 lease renewals and higher expense for our portion of real estate taxes on leased properties. Insurance and insurance-related expense was higher principally due to higher workers’ compensation expense.  Share-based compensation expense was higher principally due to a larger number of outstanding unvested share-based awards.  Incentive compensation expense was higher principally due to favorable financial performance relative to the established performance targets.

As a percentage of net sales, selling and administrative expenses were 33.5% for the first quarter of 2009 compared to 33.6% for the first quarter of 2008.  The decline in selling and administrative expenses of $4.2 million partially offset by the $9.9 million decrease in net sales resulted in a 10 basis point improvement in our selling and administrative expense rate.

In the second quarter of 2009, we expect higher rent expense, insurance and insurance-related expenses, new store opening costs, and the amortization in 2008 of an early lease termination buyout of one of our stores will be partially offset by lower distribution and outbound transportation costs and incentive compensation.

Depreciation Expense
Depreciation expense increased $0.4 million (2.1%) to $19.2 million in the first quarter of 2009 compared to $18.8 million for the first quarter of 2008. The increase in depreciation was due to asset additions since the first quarter of 2008 including capital leases.  Depreciation expense on capital leases increased $0.5 million to $0.7 million in the first quarter of 2009 from $0.2 million in the first quarter of 2008.  We expect 2009 total depreciation expense to be lower than 2008 depreciation expense as store remodel and other assets with a five-year service life placed in service in 2004 become fully depreciated later in 2009.

Interest Expense
Interest expense decreased $1.1 million to $0.3 million in the first quarter of 2009, compared to $1.4 million in the first quarter of 2008.   The decrease in interest expense was principally due to lower average borrowings (including capital leases) of $19.4 million in the first quarter of 2009 compared to average borrowings of $141.7 million in the first quarter of 2008.

Income Taxes
The effective income tax rate for the first quarter of 2009 and the first quarter of 2008 for income from continuing operations was 39.5% and 39.2%, respectively.

Capital Resources and Liquidity
On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement replaced the 2004 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid the participating banks $5.3 million of fees, which have been deferred and will be amortized over the term of the agreement.  The proceeds of the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2004 Credit Agreement.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or the Federal Funds rate, plus an applicable margin.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  As of May 2, 2009, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-weeks of Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 2, 2009, we did not have any borrowings under the 2009 Credit Agreement and the borrowings available under the 2009 Credit Agreement were $447.5 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $52.5 million.  We anticipate total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement will be less than $100 million through September 15, 2009.

Cash provided by operating activities increased by $39.3 million to $97.9 million in the first quarter of 2009 compared to $58.6 million in the first quarter of 2008.  The $39.3 million increase was principally caused by lower payments for merchandise to vendors and lower income tax payments.  Our accounts payable leverage (accounts payable divided by inventories) improved in the first quarter of 2009 compared to the end of the 2008 fiscal year in part due to timing of merchandise receipts within the quarter.  The decline in income tax payments in the first quarter of 2009 resulted from a lower remaining payable at the end of 2008 compared to 2007.  The lower remaining payable at the end of 2008 was driven by proportionally higher quarterly estimated tax payments during 2008.

Cash used in investing activities decreased by $5.2 million to $12.9 million in the first quarter of 2009 compared to $18.1 million in the first quarter of 2008.  The decrease was due to lower capital expenditures that principally resulted from costs we incurred in the first quarter of 2008 for the installation of our new point-of-sale register system, which was completed in 2008, and a one-time licensing fee paid in 2008 in connection with our SAP for Retail system implementation.  Partially offsetting these declines were higher capital expenditures for eight new store openings in the first quarter of 2009 compared to two new store openings in the first quarter of 2008.

Cash used in financing activities of $68.7 million in the first quarter of 2009 was due to the repayment of borrowings outstanding under the bank credit facility of $61.7 million and the payment of bank fees of $5.3 million associated with our entry into the 2009 Credit Agreement.  In the first quarter of 2008, we acquired approximately 2.2 million of our common shares for $37.5 million, which completed the November 2007 Repurchase Program.

Other than the recent events that have occurred in the financial and credit markets, as discussed in our 2008 Form 10-K, Item 1A. Risk Factors or otherwise discussed herein, we are not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in the 2008 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those contained in our 2008 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2009 Credit Agreement. An increase or decrease of 1% in interest rates would not have a material effect on our financial condition, results of operations, or liquidity.

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

Item 1A. Risk Factors

During the first quarter of 2009, there were no material changes to the risk factors previously disclosed in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 - February 28, 2009	-	$-	-	$-
March 1, 2009 - March 28, 2009	-	-	-	-
March 29, 2009 - May 2, 2009	84	21.00	-	-
Total	84	$21.00	-	$-

(1)  In 2008, we achieved the higher financial performance objective for restricted stock awards granted during 2007, resulting in the vesting of 310,700 common shares underlying the restricted stock awards in the first quarter of 2009.  In connection with the vesting of these shares, we acquired approximately 84,000 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.  Exhibits 10.2 and 10.3 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document

10.1
Credit Agreement, dated April 28, 2009, by and among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 30, 2009).

10.2	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 10, 2009).

10.3	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 10, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 11, 2009

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)