Form 10-Q
period 2009-08-01
BIG LOTS INC
filed 2009-09-09
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 3, 2009, was 82,625,477.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 1, 2009

Part I. Financial Information
Item 1. Financial Statements
BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	$1,086,567	$1,105,189	$2,228,223	$2,256,778
Cost of sales	652,184	670,385	1,331,660	1,358,183
Gross margin	434,383	434,804	896,563	898,595
Selling and administrative expenses	367,781	370,885	750,463	757,741
Depreciation expense	18,949	20,458	38,164	39,236
Operating profit	47,653	43,461	107,936	101,618
Interest expense	(506)	(1,106)	(827)	(2,518)
Interest and investment income	19	14	25	26
Income from continuing operations before income taxes	47,166	42,369	107,134	99,126
Income tax expense	18,550	16,222	42,208	38,493
Income from continuing operations	28,616	26,147	64,926	60,633
Loss from discontinued operations, net of tax benefit of $112, $73, $163, and $59, respectively	(173)	(122)	(252)	(99)
Net income	$28,443	$26,025	$64,674	$60,534

Earnings per common share - basic
Continuing operations	$0.35	$0.32	$0.80	$0.75
Discontinued operations	-	-	-	-
	$0.35	$0.32	$0.79	$0.75

Earnings per common share - diluted
Continuing operations	$0.35	$0.32	$0.79	$0.74
Discontinued operations	-	-	-	-
	$0.34	$0.32	$0.78	$0.74

Weighted-average common shares outstanding:
Basic	81,623	80,772	81,515	80,937
Dilutive effect of share-based awards	893	1,196	894	1,027
Diluted	82,516	81,968	82,409	81,964

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) August 1, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$98,275	$34,773
Inventories	667,741	736,616
Deferred income taxes	43,614	45,275
Other current assets	88,650	54,207
Total current assets	898,280	870,871
Property and equipment - net	492,072	490,041
Deferred income taxes	45,692	53,763
Other assets	26,939	17,783
Total assets	$1,462,983	$1,432,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities under bank credit facility	$-	$61,700
Accounts payable	263,850	235,973
Property, payroll, and other taxes	72,657	66,525
Accrued operating expenses	54,377	45,693
Insurance reserves	39,498	38,303
KB bankruptcy lease obligation	4,806	5,043
Accrued salaries and wages	31,641	40,460
Income taxes payable	905	21,398
Total current liabilities	467,734	515,095
Deferred rent	31,749	29,192
Insurance reserves	45,597	45,197
Unrecognized tax benefits	26,920	28,852
Other liabilities	43,630	39,277
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 81,641 shares and 81,315 shares, respectively	1,175	1,175
Treasury shares - 35,854 shares and 36,180 shares, respectively, at cost	(797,238)	(804,561)
Additional paid-in capital	504,262	504,552
Retained earnings	1,153,658	1,088,984
Accumulated other comprehensive income (loss)	(14,504)	(15,305)
Total shareholders' equity	847,353	774,845
Total liabilities and shareholders' equity	$1,462,983	$1,432,458

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Additional Paid-In	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance - February 2, 2008	82,682	$1,175	34,813	$(784,718)	$490,959	$937,571	$(6,501)	$638,486
Net income	-	-	-	-	-	60,534	-	60,534
Other comprehensive income
Amortization of pension, net of tax of $(165)	-	-	-	-	-	-	237	237
Comprehensive income	-	-	-	-	-	-	-	60,771
Adoption of SFAS No. 158, net of tax of $88 and $(26), respectively	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	611	-	(611)	13,593	(4,938)	-	-	8,655
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Tax benefit from share-based awards	-	-	-	-	3,367	-	-	3,367
Sale of treasury shares used for deferred compensation plan	13	-	(13)	95	257	-	-	352
Share-based employee compensation expense	-	-	-	-	7,450	-	-	7,450
Balance - August 2, 2008	81,138	1,175	36,357	(808,498)	497,055	997,971	(6,224)	681,479
Net income	-	-	-	-	-	91,013	-	91,013
Other comprehensive income
Amortization of pension, net of tax of $(151)	-	-	-	-	-	-	250	250
Valuation adjustment of pension, net of tax of $6,102	-	-	-	-	-	-	(9,331)	(9,331)
Comprehensive income	-	-	-	-	-	-	-	81,932
Exercise of stock options	177	-	(177)	3,937	(1,732)	-	-	2,205
Tax benefit from share-based awards	-	-	-	-	1,223	-	-	1,223
Share-based employee compensation expense	-	-	-	-	8,006	-	-	8,006
Balance - January 31, 2009	81,315	1,175	36,180	(804,561)	504,552	1,088,984	(15,305)	774,845
Net income	-	-	-	-	-	64,674	-	64,674
Other comprehensive income
Amortization of pension, net of tax of $(534)	-	-	-	-	-	-	801	801
Comprehensive income	-	-	-	-	-	-	-	65,475
Purchases of common shares	(84)	-	84	(1,754)	-	-	-	(1,754)
Exercise of stock options	79	-	(79)	1,763	(778)	-	-	985
Restricted shares awarded	328	-	(328)	7,291	(7,291)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	(743)	-	-	(743)
Sale of treasury shares used for deferred compensation plan	3	-	(3)	23	55	-	-	78
Share-based employee compensation expense	-	-	-	-	8,467	-	-	8,467
Balance - August 1, 2009	81,641	$1,175	35,854	$(797,238)	$504,262	$1,153,658	$(14,504)	$847,353

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Operating activities:
Net income	$64,674	$60,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,543	37,092
Deferred income taxes	8,245	3,525
Loss on disposition of equipment	602	1,020
Non-cash impairment charge	240	-
KB Toys matters	(219)	-
Non-cash share-based compensation expense	8,467	7,450
Pension expense, net of contributions	2,396	(197)
Change in assets and liabilities:
Inventories	68,875	49,550
Accounts payable	27,877	9,009
Current income taxes	(43,727)	(49,659)
Other current assets	(11,862)	(3,056)
Other current liabilities	3,379	(10,001)
Other assets	(4,295)	(2,450)
Other liabilities	10,005	(2,218)
Net cash provided by operating activities	171,200	100,599

Investing activities:
Capital expenditures	(38,847)	(52,848)
Cash proceeds from sale of property and equipment	247	327
Other	(57)	(1)
Net cash used in investing activities	(38,657)	(52,522)

Financing activities:
Proceeds from borrowings under bank credit facility	232,600	1,066,900
Payment of borrowings under bank credit facility	(294,300)	(1,082,900)
Payment of capital lease obligations	(1,319)	(553)
Proceeds from the exercise of stock options	985	8,655
Excess tax benefit from share-based awards	248	3,367
Deferred bank credit facility fees paid	(5,579)	-
Payment for treasury shares acquired	(1,754)	(37,508)
Treasury shares sold for deferred compensation plan	78	352
Net cash used in financing activities	(69,041)	(41,687)

Increase in cash and cash equivalents	63,502	6,390
Cash and cash equivalents:
Beginning of period	34,773	37,131
End of period	$98,275	$43,521

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$177	$2,582
Cash paid for income taxes, excluding impact of refunds	$77,330	$81,264
Non-cash activity:
Assets acquired under capital leases	$-	$1,670
Accrued property and equipment	$6,722	$8,119

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At August 1, 2009, we operated 1,350 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our Web site (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our Web sites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years with 52 or 53 weeks.  Unless otherwise stated, references in this report to years relate to fiscal years rather than calendar years.  Fiscal year 2009 (“2009”) is comprised of the 52 weeks that began on February 1, 2009 and will end on January 30, 2010.  Fiscal year 2008 (“2008”) was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009.  The fiscal quarters ended August 1, 2009 (“second quarter of 2009”) and August 2, 2008 (“second quarter of 2008”) were both comprised of 13 weeks.  The year-to-date periods ended August 1, 2009 (“year-to-date 2009”) and August 2, 2008 (“year-to-date 2008”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $37.8 million and $44.9 million for the second quarter of 2009 and the second quarter of 2008, respectively, and $78.6 million and $95.3 million for the year-to-date 2009 and the year-to-date 2008, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of print, television, internet, and in-store point-of-purchase, and are included in selling and administrative expenses.  Advertising expenses were $18.8 million and $20.0 million for the second quarter of 2009 and the second quarter of 2008, respectively, and $43.2 million and $45.3 million for the year-to-date 2009 and the year-to-date 2008, respectively.

Recent Accounting Pronouncements
Effective February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  SFAS No. 157 addresses how companies should approach measuring fair value and expands the disclosure requirements applicable to fair value measurements under other accounting pronouncements that require or permit fair value measurements.  The standard establishes a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes, and prioritizes according to reliability, the methods and inputs used in fair value measurements.  SFAS No. 157 prescribes additional disclosures regarding the extent to which a company includes fair value measurements in its financial statements and the methods and inputs used to arrive at these values.  The adoption of SFAS No. 157 for non-financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.

In March 2009, the Financial Accounting Standards Board (“FASB”) issued staff position (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).  This staff position requires the disclosure of additional information about an employer’s defined benefit pension plans, including the major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS No. 157, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, investment policies and strategies, and significant concentrations of credit risk.  FSP 132(R)-1 will be effective for us in our Annual Report on Form 10-K for 2009.  FSP 132(R)-1 is not expected to have any impact on our financial condition, results of operations, or liquidity.

In April 2009, the FASB issued three FSPs intended to provide additional accounting guidance and require enhanced disclosures regarding fair value measurements and impairments of securities.  FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 reaffirms the need for management to use judgment to determine if a formerly active market has become inactive and to determine fair values when markets become inactive.  FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure on a quarterly basis of fair values for any financial instruments that are not currently reflected on our balance sheet at fair value.  FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance for measurement and recognition of impaired debt securities and requires expanded disclosures with respect to impaired debt securities.  We adopted these FSPs in the second quarter of 2009.  These FSPs did not have any impact on our financial condition, results of operations, or liquidity.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for us for interim and annual periods beginning with the second quarter of 2009.  SFAS No. 165 prescribes accounting practices that are very similar to those previously prescribed in auditing literature.  We will be required to provide in each of our periodic filings with the SEC, the date through which we have evaluated subsequent events.  We have evaluated subsequent events through September 9, 2009, the date of issuance of this report.  The adoption of SFAS No. 165 did not have any affect on our financial condition, results of operations, or liquidity.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 becomes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  It identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 168 is effective for us in our third quarter of 2009.  The only impact we expect from the adoption of SFAS No. 168 is how we refer to GAAP in our financial statements.

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

The 2009 Credit Agreement expires on April 28, 2012.  In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which have been deferred and will be amortized over the term of the agreement.  The proceeds of the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or the Federal Funds rate, plus an applicable margin.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 1, 2009 or August 2, 2008, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the second quarter of 2009 and the second quarter of 2008, 3.0 million and 1.2 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2009 and the year-to-date 2008, 2.8 million and 2.0 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options having an exercise price that is greater than the weighted-average market price of our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury share method.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

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

NOTE 4 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2008 Form 10-K, are expensed and reported as nonvested shares as that term is defined in SFAS No. 123(R).  We recognized share-based compensation expense of $3.7 million and $4.3 million in the second quarter of 2009 and the second quarter of 2008, respectively, and $8.5 million and $7.5 million in the year-to-date 2009 and the year-to-date 2008, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of SFAS No. 123(R) (as discussed in more detail in note 7 to the consolidated financial statements in our 2008 Form 10-K).

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year-to-date
	2009	2008	2009	2008

Weighted-average fair value of stock options granted	$12.05	$11.52	$7.86	$8.71
Risk-free interest rate	1.8%	3.1%	1.7%	2.2%
Expected life (years)	4.3	4.2	4.3	4.3
Expected volatility	55.7%	48.9%	56.0%	48.7%
Expected annual forfeiture rate	1.5%	3.0%	1.5%	3.0%

The following table summarizes stock option activity for the year-to-date 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2009	3,960,568	$19.42
Granted	950,000	17.47
Exercised	(48,590)	12.38
Forfeited	(21,750)	22.55
Outstanding stock options at May 2, 2009	4,840,228	$19.09	5.3	$40,476
Granted	10,000	25.63
Exercised	(30,550)	12.53
Forfeited	(11,225)	22.80
Outstanding stock options at August 1, 2009	4,808,453	$19.14	5.0	$24,988
Vested and expected to vest at August 1, 2009	4,697,607	$19.10	5.0	$24,576
Exercisable at August 1, 2009	2,295,827	$17.51	4.3	$15,627

The stock options granted in the year-to-date 2009 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the restricted stock awards activity for the year-to-date 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding restricted stock awards at January 31, 2009	716,275	$24.81
Granted	439,900	17.47
Vested	(310,700)	28.74
Forfeited	(3,600)	22.98
Outstanding restricted stock awards at May 2, 2009	841,875	$19.53
Granted	29,688	23.79
Vested	(16,975)	30.92
Forfeited	-	-
Outstanding restricted stock awards at August 1, 2009	854,588	$19.46

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

In 2008, we achieved the higher financial performance objective for restricted stock awards granted during 2007, resulting in the vesting of 310,700 common shares underlying such restricted stock awards in the first quarter of 2009.  In connection with the vesting of these shares, we acquired approximately 84,000 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

In the second quarter of 2009, 16,975 common shares underlying the restricted stock awards granted to the non-employee members of our Board of Directors in 2008 vested on the trading day immediately preceding our annual meeting of shareholders.  These awards were part of the annual compensation paid in 2008 to the non-employee members of the Board of Directors.  Additionally, in the second quarter of 2009, each non-employee member of our Board of Directors received an annual restricted stock award having a grant date fair value of approximately $75,000 (3,261 common shares).  These restricted stock awards vest on the earlier of 1) the trading day immediately preceding the 2010 annual meeting of our shareholders, or 2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
(In thousands)
Total intrinsic value of stock options exercised	$341	$8,871	$901	$9,725
Total fair value of restricted stock vested	429	-	6,954	37

The total unearned compensation cost related to all share-based awards outstanding at August 1, 2009 was approximately $29.4 million.  This compensation cost is expected to be recognized through July 2013 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.5 years from August 1, 2009.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2009	2008
Discount rate	7.3%	6.5%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.0%	8.5%
Measurement date for plan assets and benefit obligations	01/31/09	12/31/07

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
(In thousands)
Service cost - benefits earned in the period	$565	$609	$1,130	$1,219
Interest cost on projected benefit obligation	931	833	1,863	1,666
Expected investment return on plan assets	(793)	(1,005)	(1,586)	(1,982)
Amortization of actuarial loss	672	206	1,345	412
Amortization of prior service cost	(8)	(8)	(17)	(17)
Amortization of transition obligation	4	4	7	7
Net periodic pension cost	$1,371	$639	$2,742	$1,305

We currently do not expect to contribute to the qualified defined benefit pension plan during 2009.  We will contribute to the nonqualified supplemental defined benefit pension plan when benefits are paid to plan participants because the nonqualified plan is not a funded plan.

NOTE 6 – INCOME TAXES

In the year-to-date 2009, there was no material change in the net amount of unrecognized tax benefits.  We have estimated the expected net change in unrecognized tax benefits that is reasonably possible through August 1, 2010, based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the court issued an order conditionally certifying a class of all then current and former assistant store managers who have worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  Approximately 1,100 individuals opted to join the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the court issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four plaintiffs remained before the court.  On January 26, 2009, three of the plaintiffs presented their respective cases before the court. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice.  On April 2, 2009, the court awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million.  We appealed both of these decisions.  Subsequent to the court’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the court.  On August 13, 2009, we filed a writ of mandamus challenging the court’s jurisdiction to hear these cases.  Since we are awaiting multiple decisions from the court we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”).  In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York.  The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  We believe the Fair Labor Standards Act claims alleged in the New York matter are the same claims alleged in the Louisiana Matter.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter").  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  The court has not determined whether the case may proceed as a class action, but it has set a hearing on October 29, 2009, to hear oral arguments on the issue of class certification.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”).  The first was filed in the Superior Court of California, Orange County.  This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County.  The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  We believed these two matters overlapped and we successfully consolidated the two cases before one court.  The remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter (for further discussion of the Espinosa matter see note 10 to our consolidated financial statements contained in our 2008 Form 10-K).  We cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted a summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We have filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting the fact that the January 2000 order was a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor.  We have appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

We are involved in other legal actions and claims, including various additional employment-related matters, arising in the ordinary course of business.  We currently believe that such actions and claims, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on our financial condition, results of operations, and liquidity.

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

The following is net sales data by category:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
(In thousands)
Consumables	$347,261	$347,805	$706,465	$685,968
Home	159,755	171,327	324,470	341,604
Furniture	155,003	160,755	361,805	363,012
Hardlines	156,339	152,454	298,526	288,623
Seasonal	161,961	159,063	324,165	328,617
Other	106,248	113,785	212,792	248,954
Net sales	$1,086,567	$1,105,189	$2,228,223	$2,256,778

NOTE 9 – FAIR VALUE MEASUREMENTS

As of August 1, 2009, we had $56.3 million of money market mutual fund assets included in cash equivalents and, in connection with our nonqualified deferred compensation plan, $15.0 million of mutual fund assets included in other assets.  The fair value of these mutual fund assets was based on each funds’ quoted market value per share in an active market and was considered a Level 1 valuation.  The carrying value of other cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors including, but not limited to, the current economic and credit crisis, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the second quarter of 2009 that we believe are key indicators of our operating performance when compared to the operating performance from the second quarter of 2008:

•	Comparable store sales for stores open at least two years at the beginning of 2009 decreased 2.4%.

•	Gross margin dollars decreased $0.4 million due to the $18.6 million decline in sales, which was partially offset by a 70 basis point improvement in our gross margin rate.

•	Selling and administrative expenses decreased $3.1 million; however, due to the $18.6 million decline in sales, the selling and administrative expense rate increased 20 basis points to 33.8% of sales.

•	Depreciation expense decreased $1.6 million or 20 basis points to 1.7% of sales.

•
Interest expense decreased by $0.6 million.  We ended the second quarter of 2009 with zero borrowings outstanding under the 2009 Credit Agreement compared to $147.7 million of bank borrowings at the end of the second quarter of 2008.

•	Diluted earnings per share from continuing operations increased $0.03 to $0.35 per share.

•	Net cash provided by operating activities increased by $70.6 million to $171.2 million in the year-to-date 2009.

•	Inventory decreased by $30.7 million (4% per average store) to $667.7 million in the second quarter of 2009, compared to $698.4 million in the second quarter of 2008.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2009 and the year-to-date 2008:

	2009	2008

Stores open at the beginning of the fiscal year	1,339	1,353
Stores opened during the period	19	5
Stores closed during the period	(8)	(3)
Stores open at the end of the period	1,350	1,355

We expect to open approximately 50 new stores in 2009, which is five stores higher than the previous forecast of 45 new stores.  We continue to expect to close approximately 40 stores in 2009.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	60.7	59.8	60.2
Gross margin	40.0	39.3	40.2	39.8
Selling and administrative expenses	33.8	33.6	33.7	33.6
Depreciation expense	1.7	1.9	1.7	1.7
Operating profit	4.4	3.9	4.8	4.5
Interest expense	0.0	(0.1)	0.0	(0.1)
Interest income	0.0	0.0	0.0	0.0
Income from continuing operations before income taxes	4.3	3.8	4.8	4.4
Income tax expense	1.7	1.5	1.9	1.7
Income from continuing operations	2.6	2.4	2.9	2.7
Discontinued operations	0.0	0.0	0.0	0.0
Net income	2.6%	2.4%	2.9%	2.7%

SECOND QUARTER OF 2009 AND SECOND QUARTER OF 2008

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the second quarter of 2009 compared to the second quarter of 2008 were as follows:

	Second Quarter
	2009		2008		Change
($ in thousands)
Consumables	$347,261	31.9%	$347,805	31.5%	$(544)	(0.2)%
Home	159,755	14.7	171,327	15.5	(11,572)	(6.8)
Furniture	155,003	14.3	160,755	14.5	(5,752)	(3.6)
Hardlines	156,339	14.4	152,454	13.8	3,885	2.5
Seasonal	161,961	14.9	159,063	14.4	2,898	1.8
Other	106,248	9.8	113,785	10.3	(7,537)	(6.6)
Net sales	$1,086,567	100.0%	$1,105,189	100.0%	$(18,622)	(1.7)%

Net sales decreased $18.6 million (1.7%) to $1,086.6 million in the second quarter of 2009, compared to $1,105.2 million in the second quarter of 2008.  Comparable store sales for stores open at least two years at the beginning of 2009 decreased 2.4%, which decreased net sales by $25.8 million.  Partially offsetting the decline in comparable store sales were higher sales at our wholesale operations, online sales, and other revenues, which principally increased net sales by $7.2 million in the second quarter of 2009.  Comparable store sales in our Consumables category were flat in the second quarter of 2009, compared to a positive increase in the low double digits in the second quarter of 2008, which we believe was partially attributable to a sales benefit related to last year’s federal stimulus check program.  The Home category continued its trend of declining sales across most of its departments.  The Furniture category comparable store sales declined in all departments as consumers’ discretionary spending for this type of merchandise slowed compared to first quarter of 2009 results.  The Hardlines category sales improvement was driven by sales of electronics, particularly DVDs, cameras, and televisions.  The Seasonal category increase was due to higher sales of lawn & garden and summer merchandise.  The decline in sales in the Other category was principally due to a large closeout drugstore deal that occurred in the second quarter of 2008.

Gross Margin
Gross margin dollars decreased $0.4 million (0.1%) to $434.4 million for the second quarter of 2009, compared to $434.8 million for the second quarter of 2008. The decrease in gross margin dollars was principally due to lower net sales of $18.6 million, which reduced gross margin dollars by approximately $7.4 million, partially offset by the higher gross margin rate, which increased gross margin dollars by approximately $7.0 million.  Gross margin as a percentage of net sales increased 70 basis points to 40.0% in the second quarter of 2009 compared to 39.3% in the second quarter of 2008. The gross margin rate increase was principally due to higher initial markup, lower inbound freight costs, and a lower shrink accrual rate, which was partially offset by the merchandise sales mix shift to categories where we historically have achieved a lower gross margin rate, such as Consumables and Hardlines.  We achieved lower inbound freight costs because of lower diesel fuel costs in the second quarter of 2009.

Selling and Administrative Expenses
Selling and administrative expenses decreased $3.1 million (0.8%) to $367.8 million for the second quarter of 2009, compared to $370.9 million for the second quarter of 2008.  This decrease was primarily due to lower distribution and outbound transportation expense of $7.1 million, store payroll expense of $4.1 million, and incentive compensation expense of $2.1 million.  Partially offsetting these items were higher expenses for store occupancy (rent and rent-related charges) of $4.4 million, store maintenance and repairs of $2.0 million, and insurance and insurance-related expense of $1.4 million.  The decline in distribution and outbound transportation costs was principally due to the mid-2008 integration of our Ohio furniture distribution operation into four of our regional distribution centers, improved productivity at the regional distribution centers, more efficient outbound transportation routing that resulted in lower miles traveled, and lower diesel fuel costs.  Store payroll was lower due to fewer stores and the $18.6 million decline in net sales.  Incentive compensation expense was lower principally due to less favorable sales performance at our stores relative to the prior year.   Store occupancy was higher principally due to higher rent resulting from January 31 lease renewals and the 2008 amortization of proceeds related to an early lease termination buyout.  Store maintenance and repairs were higher principally due to our initiatives to elevate store standards and improve the customer shopping experience in our stores.  Insurance and insurance-related expense was higher principally due to higher workers’ compensation and health and welfare plan expense.

As a percentage of net sales, selling and administrative expenses were 33.8% for the second quarter of 2009 compared to 33.6% for the second quarter of 2008.  The $18.6 million decrease in net sales partially offset by the decline in selling and administrative expenses of $3.1 million resulted in the 20 basis point increase in our selling and administrative expense rate.

Depreciation Expense
Depreciation expense decreased $1.6 million (7.8%) to $18.9 million in the second quarter of 2009 compared to $20.5 million for the second quarter of 2008. The decrease in depreciation expense was principally related to our stores and was due to assets becoming fully depreciated since the prior year.  Many of these fully depreciated assets were placed in service in 2003 or 2004 and had five-year estimated service lives.  Compared to more recent years, capital expenditures were significantly higher in 2003 and 2004, principally due to store remodels and a higher number of store openings in 2003 and 2004.  We expect the annual 2009 depreciation expense to be lower than the annual 2008 depreciation expense as the assets associated with the 2003 and 2004 store remodels and store openings with a five-year service life become fully depreciated.

Interest Expense
Interest expense decreased $0.6 million to $0.5 million in the second quarter of 2009 compared to $1.1 million in the second quarter of 2008.   The decrease in interest expense was principally due to lower average borrowings (including capital leases) of $5.2 million in the second quarter of 2009 compared to average borrowings of $133.9 million in the second quarter of 2008.

Income Taxes
The effective income tax rate for the second quarter of 2009 and the second quarter of 2008 for income from continuing operations was 39.3% and 38.3%, respectively.  The lower rate in the second quarter of 2008 was principally due to favorable non-recurring settlement activity.

YEAR-TO-DATE 2009 AND YEAR-TO-DATE 2008

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2009 compared to the year-to-date 2008 were as follows:

	Year-to-Date
	2009		2008		Change
($ in thousands)
Consumables	$706,465	31.7%	$685,968	30.4%	$20,497	3.0%
Home	324,470	14.6	341,604	15.1	(17,134)	(5.0)
Furniture	361,805	16.2	363,012	16.1	(1,207)	(0.3)
Hardlines	298,526	13.4	288,623	12.8	9,903	3.4
Seasonal	324,165	14.5	328,617	14.6	(4,452)	(1.4)
Other	212,792	9.6	248,954	11.0	(36,162)	(14.5)
Net sales	$2,228,223	100.0%	$2,256,778	100.0%	$(28,555)	(1.3)%

Net sales decreased $28.6 million (1.3%) to $2,228.2 million in the year-to-date 2009, compared to $2,256.8 million in the year-to-date 2008. Comparable store sales for stores open at least two years at the beginning of 2009 decreased 1.5%, which decreased net sales by $31.9 million. Partially offsetting the decline in comparable store sales were higher sales at our wholesale operations, online sales, and other revenues, which principally increased net sales by $3.3 million in the year-to-date 2009. Our Consumables category had positive sales performance across most departments in the first quarter of 2009 based on the availability of brand name merchandise, but sales in this category were generally flat in the second quarter of 2009. The Home category continued its trend of declining sales across most of its departments. The Furniture category sales benefited from a large closeout deal in 2009 and were reflective of strength in first quarter of 2009 sales of ready-to-assemble, casegoods, and upholstery merchandise. However, in the second quarter of 2009, the Furniture category sales declined as consumer discretionary spending for this type of merchandise slowed compared to the first quarter of 2009. The Hardlines category sales improvement was driven by sales of electronics, particularly DVDs, cameras, and televisions. The Seasonal category decline was due to a slow start to the selling season for Summer as a result of weather conditions in certain regions, which was partially offset by higher sales of spring holiday and lawn & garden merchandise. The decline in sales in the Other category was principally due to three large closeout deals (drugstore merchandise, furniture, and apparel) that occurred in the year-to-date 2008.

Based on the sales trends for July and early August, we expect comparable store sales to be in the range of flat to a decline of 2% for the third quarter of 2009.  This guidance assumes that August will be the most challenging month of the quarter due to the impact of the government economic stimulus checks in the prior year, expected later back-to-school shopping, and a later Labor Day holiday.  We expect that our sales results later in the third quarter of 2009 will benefit from the calendar shift of the Labor Day holiday and the favorable prior year comparison caused by the significant sales deceleration in September and October of 2008 coinciding with the dramatic slowdown in the economy and softening in consumer confidence.

We expect comparable store sales to be flat to slightly positive in the fourth quarter of 2009 based on the key assumption that we expect our customers to respond to our merchandise offerings similarly or marginally better than they did in the fourth quarter of 2008 due to the severe economic conditions that occurred late in 2008.  We expect to benefit from an incremental shopping day between Thanksgiving and Christmas and the absence of a national election, which we believe may have negatively affected our sales results in early November 2008.  New marketing programs and ongoing initiatives to improve the in-store customer shopping experience and presentation of merchandise standards may also favorably affect our sales results.

Gross Margin
Gross margin dollars decreased $2.0 million (0.2%) to $896.6 million for the year-to-date 2009, compared to $898.6 million for the year-to-date 2008. The decrease in gross margin dollars was principally due to lower net sales of $28.6 million, which reduced gross margin dollars by approximately $11.5 million, partially offset by the higher gross margin rate, which increased gross margin dollars by approximately $9.5 million.  Gross margin as a percentage of net sales increased 40 basis points to 40.2% in the year-to-date 2009 compared to 39.8% in the year-to-date 2008. The gross margin rate increase was principally due to higher initial markup and lower inbound freight costs, partially offset by the merchandise sales mix shift to categories where we historically have achieved a lower gross margin rate, such as Consumables and Hardlines.  We achieved lower inbound freight costs because of lower diesel fuel costs in the year-to-date 2009. The gross margin rate benefited by a comparable percentage in the first quarter of 2009 and the first quarter of 2008 due to favorable adjustments to the shrink accrual as physical inventories were completed at our stores.

In the third quarter of 2009, we expect our gross margin rate will be flat or slightly higher than the third quarter of 2008 gross margin rate principally due to lower inbound freight costs and a slightly lower shrink accrual rate.

We expect the gross margin rate to be slightly higher for the fourth quarter of 2009, as compared to the fourth quarter of 2008.

Selling and Administrative Expenses
Selling and administrative expenses decreased $7.2 million (1.0%) to $750.5 million for the year-to-date 2009, compared to $757.7 million for the year-to-date 2008.  This decrease was primarily due to lower distribution and outbound transportation expense of $16.7 million, store payroll expense of $7.2 million, advertising expense of $2.1 million and legal fees of $1.9 million.  Partially offsetting these items were higher expenses for store occupancy (rent and rent-related charges) of $7.2 million, insurance and insurance-related of $3.1 million, pension of $1.4 million, and store repairs and maintenance of $1.3 million.  The decline in distribution and outbound transportation costs was principally due to the mid-2008 integration of our Ohio furniture distribution operation into four of our regional distribution centers, improved operating efficiency in our distribution centers, more efficient outbound transportation routing that resulted in lower miles traveled, and lower diesel fuel costs.  Store payroll was lower due to fewer stores and the $28.6 million decline in net sales.  Advertising was lower due to lower cost for television airtime for commercials and savings on circular printing and distribution.  Legal fees were lower principally due to the costs we incurred in the year-to-date 2008 in connection with the trial in the Louisiana matter.   Store occupancy was higher principally due to higher rent resulting from January 31 lease renewals, the 2008 amortization of proceeds related to an early lease termination buyout, and higher expense for our portion of real estate taxes on leased properties.  Insurance and insurance-related expense was higher principally due to higher workers’ compensation and health and welfare plan expense.  Pension expense was higher principally due to the higher amortization of actuarial loss resulting from the January 31, 2009 pension valuation. Store repairs and maintenance were higher principally due to our initiatives intended to elevate store standards and improve the customer shopping experience in our stores.

As a percentage of net sales, selling and administrative expenses were 33.7% for the year-to-date 2009 compared to 33.6% for the year-to-date 2008.  The $28.6 million decrease in net sales partially offset by the decline in selling and administrative expenses of $7.2 million resulted in the 10 basis point increase in our selling and administrative expense rate.

In the third quarter of 2009, we expect selling and administrative expenses to be slightly below the expenses in the third quarter of 2008 due to anticipated distribution and outbound transportation savings principally due to favorable rates contained in new outbound transportation agreements and lower diesel fuel costs and continued store payroll efficiencies, which will be partially offset by higher rent expense, insurance and insurance-related expenses, new store opening costs, and the amortization in 2008 of an early lease termination buyout of one of our stores.

We expect fourth quarter of 2009 selling and administrative expenses as a percent of net sales to be similar to the rate achieved in the fourth quarter of 2008.  Included in this projection is an anticipated non-cash pension settlement charge of approximately $2 million to $3 million, which is based on year-to-date 2009 lump sum benefit payments and our forecast of benefit payments in the second half of 2009.  It is possible that this charge could shift to the third quarter of 2009 if benefit payment requests accelerate.

Depreciation Expense
Depreciation expense decreased $1.0 million (2.6%) to $38.2 million in the year-to-date 2009 compared to $39.2 million for the year-to-date 2008. The decrease in depreciation expense was principally related to our stores and was due to assets becoming fully depreciated since the prior year.  Many of these fully depreciated assets were placed in service in 2003 or 2004 and had five-year estimated service lives.  Compared to more recent years, capital expenditures were significantly higher in 2003 and 2004, principally due to store remodels and a higher number of store openings.  We expect 2009 total depreciation expense to be lower than 2008 depreciation expense as the assets associated with the 2003 and 2004 store remodels and openings with a five-year service life become fully depreciated.

Interest Expense
Interest expense decreased $1.7 million to $0.8 million in the year-to-date 2009 compared to $2.5 million in the year-to-date 2008.  The decrease in interest expense was principally due to lower average borrowings (including capital leases) of $12.3 million in the year-to-date 2009 compared to average borrowings of $137.8 million in the year-to-date 2008.

Income Taxes
The effective income tax rate for the year-to-date 2009 and the year-to-date 2008 for income from continuing operations was 39.4% and 38.8%, respectively.  The lower rate in the year-to-date 2008 was principally due to favorable non-recurring settlement activity.

Capital Resources and Liquidity
On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement replaced the 2004 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid an aggregate amount of $5.6 million of bank fees and expenses, which have been deferred and will be amortized over the term of the agreement.  The proceeds of the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or the Federal Funds rate, plus an applicable margin.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  As of August 1, 2009, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-weeks of Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At August 1, 2009, we did not have any borrowings under the 2009 Credit Agreement and the borrowings available under the 2009 Credit Agreement were $446.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $53.6 million.  We anticipate total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement will be less than $200 million through December 15, 2009.

Cash provided by operating activities increased by $70.6 million to $171.2 million in the year-to-date 2009 compared to $100.6 million in the year-to-date 2008.  The increase was principally due to lower merchandise inventories, improved accounts payable leverage (accounts payable divided by inventories), higher tenant incentives related to new store leases, and the payment of a $6.5 million litigation settlement in the second quarter of 2008. Lower inventories resulted from planned later deliveries of fall and holiday merchandise, a reduction in the targeted inventory levels for certain merchandise, and lower levels of furniture merchandise compared to last year when we transitioned out of our Ohio furniture distribution center.  Accounts payable leverage has increased due to the lower amount of inventories and our efforts to continue to work with our import and domestic vendors to further extend terms. In 2009, we expect to open 50 new stores, which is higher than the 45 new stores previously forecasted.  Many, but not all, of our new store leases provide for the payment of modest tenant incentive payments from the property owner to us, such as construction allowances.  These tenant incentives result in positive operating cash flow for us, while our related expenditures are principally capital expenditures.  Tenant incentives are amortized to rent expense as a reduction of selling and administrative expenses over the term of the lease.

Cash used in investing activities decreased by $13.8 million to $38.7 million in the year-to-date 2009 compared to $52.5 million in the year-to-date 2008.  The decrease was due to lower capital expenditures that principally resulted from costs we incurred in the year-to-date 2008 for the installation of our new point-of-sale register system, which was completed in 2008, and the acquisition of hardware and licensing fees paid in 2008 in connection with our SAP for Retail system implementation.  Partially offsetting these higher year-to-date 2008 expenditures were capital expenditures for 19 new store openings in the year-to-date 2009 compared to five new store openings in the year-to-date 2008.   We expect capital expenditures for 2009 to range between $85 million and $90 million, an increase of approximately $5 million from previous forecasts.  The increase is principally due to five additional new stores and investment in energy management systems to better control utility costs in an additional group of stores.

Cash used in financing activities of $69.0 million in the year-to-date 2009 was principally due to the repayment of borrowings outstanding under the bank credit facility of $61.7 million and the payment of bank fees and other expenses of $5.6 million associated with our entry into the 2009 Credit Agreement.  In the year-to-date 2008, cash used in financing activities of $41.7 million was principally due to our acquisition of approximately 2.2 million of our common shares for $37.5 million, which completed the November 2007 Repurchase Program.

Based on higher earnings in year-to-date 2009, projected earnings in the second half of 2009, and improved inventory flow, which is anticipated to be partially offset by additional investments in capital expenditures, we expect cash provided by operating activities less capital expenditures of approximately $155 million for 2009, compared to our prior forecast of $145 million.

Except for the risks associated with the financial and credit markets, as discussed in our 2008 Form 10-K, Item 1A. Risk Factors or otherwise discussed herein, we are not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

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

Item 1A. Risk Factors

During the second quarter of 2009, there were no material changes to the risk factors previously disclosed in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders (“2009 Annual Meeting”) on May 28, 2009.  Our shareholders elected to the Board of Directors each of the nine nominees identified in our 2009 proxy statement, with votes cast as follows:

Director	For	Withheld
Jeffrey P. Berger	69,128,112	1,023,676
Steven S. Fishman	66,206,010	3,945,778
Peter J. Hayes	69,653,359	498,429
David T. Kollat	66,202,954	3,948,834
Brenda J. Lauderback	64,183,767	5,968,021
Philip E. Mallott	69,653,926	497,862
Russell Solt	66,558,041	3,593,747
James R. Tener	65,886,977	4,264,811
Dennis B. Tishkoff	61,320,951	8,830,837

At our 2009 Annual Meeting, our shareholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009, with votes cast as follows:

For	69,469,909
Against	669,026
Abstain	12,852

Also at our 2009 Annual Meeting, our shareholders approved a shareholder amendment regarding majority voting in uncontested director elections, with votes cast as follows:

For	42,521,954
Against	22,052,500
Abstain	372,106
Broker Non-Votes	5,205,228

No other matters were submitted to a vote of our shareholders at our 2009 Annual Meeting.

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

Dated: September 9, 2009

BIG LOTS, INC.
By:	/s/ Joe R. Cooper
Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)