Form 10-Q
period 2009-10-31
BIG LOTS INC
filed 2009-12-10
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 4, 2009, was 82,662,327.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2009

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net sales	$1,035,269	$1,021,580	$3,263,492	$3,278,358
Cost of sales	617,278	615,318	1,948,938	1,973,501
Gross margin	417,991	406,262	1,314,554	1,304,857
Selling and administrative expenses	365,194	366,505	1,115,657	1,124,246
Depreciation expense	18,184	19,632	56,348	58,868
Gain on sale of real estate	(12,964)	-	(12,964)	-
Operating profit	47,577	20,125	155,513	121,743
Interest expense	(507)	(1,635)	(1,334)	(4,153)
Interest and investment income	14	10	39	36
Income from continuing operations before income taxes	47,084	18,500	154,218	117,626
Income tax expense	16,828	6,142	59,036	44,635
Income from continuing operations	30,256	12,358	95,182	72,991
Income (loss) from discontinued operations, net of tax expense (benefit) of $48, ($64), ($115), and ($123), respectively	73	(110)	(179)	(209)
Net income	$30,329	$12,248	$95,003	$72,782

Earnings per common share - basic
Continuing operations	$0.37	$0.15	$1.17	$0.90
Discontinued operations	-	-	-	-
	$0.37	$0.15	$1.16	$0.90

Earnings per common share - diluted
Continuing operations	$0.37	$0.15	$1.15	$0.89
Discontinued operations	-	-	-	-
	$0.37	$0.15	$1.15	$0.89

Weighted-average common shares outstanding:
Basic	81,674	81,255	81,568	81,043
Dilutive effect of share-based awards	1,059	1,129	924	1,064
Diluted	82,733	82,384	82,492	82,107

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) October 31, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$45,907	$34,773
Inventories	918,205	736,616
Deferred income taxes	47,433	45,275
Other current assets	80,043	54,207
Total current assets	1,091,588	870,871
Property and equipment - net	497,923	490,041
Deferred income taxes	37,880	53,763
Other assets	27,111	17,783
Total assets	$1,654,502	$1,432,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities under bank credit facility	$-	$61,700
Accounts payable	423,520	235,973
Property, payroll, and other taxes	74,485	66,525
Accrued operating expenses	52,225	45,693
Insurance reserves	40,620	38,303
KB bankruptcy lease obligation	3,680	5,043
Accrued salaries and wages	39,902	40,460
Income taxes payable	1,191	21,398
Total current liabilities	635,623	515,095
Long-term obligations under bank credit facility	1,000	-
Deferred rent	32,299	29,192
Insurance reserves	45,240	45,197
Unrecognized tax benefits	26,430	28,852
Other liabilities	30,946	39,277
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 81,702 shares and 81,315 shares, respectively	1,175	1,175
Treasury shares - 35,793 shares and 36,180 shares, respectively, at cost	(795,927)	(804,561)
Additional paid-in capital	507,812	504,552
Retained earnings	1,183,987	1,088,984
Accumulated other comprehensive income (loss)	(14,083)	(15,305)
Total shareholders' equity	882,964	774,845
Total liabilities and shareholders' equity	$1,654,502	$1,432,458

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common		Treasury
	Shares	Amount	Shares	Amount

Balance - February 2, 2008	82,682	$1,175	34,813	$(784,718)	$490,959	$937,571	$(6,501)	$638,486
Net income	-	-	-	-	-	72,782	-	72,782
Other comprehensive income
Amortization of pension, net of tax of $(243)	-	-	-	-	-	-	359	359
Comprehensive income	-	-	-	-	-	-	-	73,141
Adoption of SFAS No. 158, net of tax of $88and $(26), respectively	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	786	-	(786)	17,484	(6,648)	-	-	10,836
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Tax benefit from share-based awards	-	-	-	-	4,583	-	-	4,583
Sale of treasury shares used for deferred compensation plan	13	-	(13)	95	257	-	-	352
Share-based employee compensation expense	-	-	-	-	11,611	-	-	11,611
Balance - November 1, 2008	81,313	1,175	36,182	(804,607)	500,722	1,010,219	(6,102)	701,407
Net income	-	-	-	-	-	78,765	-	78,765
Other comprehensive income
Amortization of pension, net of tax of $(73)	-	-	-	-	-	-	128	128
Valuation adjustment of pension, net of tax of $6,102	-	-	-	-	-	-	(9,331)	(9,331)
Comprehensive income	-	-	-	-	-	-	-	69,562
Exercise of stock options	2	-	(2)	46	(22)	-	-	24
Tax benefit from share-based awards	-	-	-	-	7	-	-	7
Share-based employee compensation expense	-	-	-	-	3,845	-	-	3,845
Balance - January 31, 2009	81,315	1,175	36,180	(804,561)	504,552	1,088,984	(15,305)	774,845
Net income	-	-	-	-	-	95,003	-	95,003
Other comprehensive income
Amortization of pension, net of tax of $(780)	-	-	-	-	-	-	1,222	1,222
Comprehensive income	-	-	-	-	-	-	-	96,225
Purchases of common shares	(87)	-	87	(1,849)	-	-	-	(1,849)
Exercise of stock options	142	-	(142)	3,162	(1,291)	-	-	1,871
Restricted shares awarded	328	-	(328)	7,291	(7,291)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	(541)	-	-	(541)
Sale of treasury shares used for deferred compensation plan	4	-	(4)	30	72	-	-	102
Share-based employee compensation expense	-	-	-	-	12,311	-	-	12,311
Balance - October 31, 2009	81,702	$1,175	35,793	$(795,927)	$507,812	$1,183,987	$(14,083)	$882,964

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
Operating activities:
Net income	$95,003	$72,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	53,872	55,550
Deferred income taxes	11,985	658
Loss on disposition of equipment	706	1,356
Non-cash impairment charge	240	-
Gain on sale of real estate	(12,964)	-
KB Toys matters	(1,388)	-
Non-cash share-based compensation expense	12,311	11,611
Pension expense, net of contributions	3,359	(637)
Change in assets and liabilities:
Inventories	(181,589)	(210,037)
Accounts payable	187,547	125,489
Current income taxes	(33,878)	(45,964)
Other current assets	(16,215)	(6,335)
Other current liabilities	13,367	(4,171)
Other assets	(4,773)	344
Other liabilities	12,355	(6,167)
Net cash provided by (used in) operating activities	139,938	(5,521)

Investing activities:
Capital expenditures	(61,875)	(75,574)
Cash proceeds from sale of property and equipment	825	478
Other	(90)	(5)
Net cash used in investing activities	(61,140)	(75,101)

Financing activities:
Proceeds from borrowings under bank credit facility	238,800	2,108,500
Payment of borrowings under bank credit facility	(299,500)	(2,003,100)
Payment of capital lease obligations	(1,966)	(936)
Proceeds from the exercise of stock options	1,871	10,836
Excess tax benefit from share-based awards	457	4,583
Deferred bank credit facility fees paid	(5,579)	-
Payment for treasury shares acquired	(1,849)	(37,508)
Treasury shares sold for deferred compensation plan	102	352
Net cash provided by (used in) financing activities	(67,664)	82,727

Increase in cash and cash equivalents	11,134	2,105
Cash and cash equivalents:
Beginning of period	34,773	37,131
End of period	$45,907	$39,236

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$218	$3,963
Cash paid for income taxes, excluding impact of refunds	$80,125	$85,910
Non-cash activity:
Assets acquired under capital leases	$-	$2,596
Accrued property and equipment	$8,324	$3,590

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At October 31, 2009, we operated 1,368 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our Web site (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our Web sites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years with 52 or 53 weeks.  Unless otherwise stated, references in this report to years relate to fiscal years rather than calendar years.  Fiscal year 2009 (“2009”) is comprised of the 52 weeks that began on February 1, 2009 and will end on January 30, 2010.  Fiscal year 2008 (“2008”) was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009.  The fiscal quarters ended October 31, 2009 (“third quarter of 2009”) and November 1, 2008 (“third quarter of 2008”) were both comprised of 13 weeks.  The year-to-date periods ended October 31, 2009 (“year-to-date 2009”) and November 1, 2008 (“year-to-date 2008”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution and outbound transportation costs in cost of sales.  Warehousing, distribution and outbound transportation costs included in selling and administrative expenses were $38.7 million and $43.8 million for the third quarter of 2009 and the third quarter of 2008, respectively, and $117.3 million and $139.1 million for the year-to-date 2009 and the year-to-date 2008, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of print, television, internet, and in-store point-of-purchase, and are included in selling and administrative expenses.  Advertising expenses were $16.4 million and $17.8 million for the third quarter of 2009 and the third quarter of 2008, respectively, and $59.6 million and $63.1 million for the year-to-date 2009 and the year-to-date 2008, respectively.

Recent Accounting Pronouncements
In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative GAAP for nongovernmental entities.  The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure.  The adoption of the ASC did not have a material effect on our financial condition, results of operations, or liquidity.

Effective February 1, 2009, we adopted a new pronouncement relating to the fair value of non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The pronouncement addresses how companies should approach measuring fair value and expands the disclosure requirements applicable to fair value measurements under other accounting pronouncements that require or permit fair value measurements.  The standard establishes a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes, and prioritizes according to reliability, the methods and inputs used in fair value measurements.  The pronouncement prescribes additional disclosures regarding the extent to which a company includes fair value measurements in its financial statements and the methods and inputs used to arrive at these values.  The adoption of the pronouncement relating to fair value of non-financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.

In March 2009, the FASB issued a new pronouncement that requires the disclosure of additional information about an employer’s defined benefit pension plans.  The required disclosures include the major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level, investment policies and strategies, significant concentrations of credit risk, and the effect of fair value measurements, determined by financial models or using unobservable inputs, on changes in plan assets for the period.  These new disclosures will be required by us in our Annual Report on Form 10-K for 2009.  These new disclosures are not expected to have any impact on our financial condition, results of operations, or liquidity.

In April 2009, the FASB issued three new pronouncements intended to provide additional accounting guidance and require enhanced disclosures regarding fair value measurements and impairments of securities.  The first pronouncement provides guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This pronouncement reaffirms the need for management to use judgment to determine if a formerly active market has become inactive and to determine fair values when markets become inactive.  The second pronouncement requires us to disclose on a quarterly basis fair values for any financial instruments that are not currently reflected on our balance sheet at fair value.  The third pronouncement provides guidance for measurement and recognition of impaired debt securities and requires expanded disclosures with respect to impaired debt securities.  We adopted these pronouncements in the second quarter of 2009.  They did not have any impact on our financial condition, results of operations, or liquidity.

In May 2009, the FASB adopted a new pronouncement, which established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement became effective for us for interim and annual periods beginning with the second quarter of 2009.  The pronouncement prescribes accounting practices that are similar to those previously prescribed in auditing literature.  Under this pronouncement, we are required to provide in each of our periodic filings with the SEC the date through which we have evaluated subsequent events.  For this report, we have evaluated subsequent events through December 10, 2009, the date of issuance of this report.  The adoption of this pronouncement did not have any effect on our financial condition, results of operations, or liquidity.

NOTE 2 – GAIN ON SALE OF REAL ESTATE

In September 2006, to avoid litigation and under threat of eminent domain, we sold a company-owned and operated store in California for a gain.  As part of the sale, we entered into a lease which permitted us to continue to occupy and operate the store through January 2009 in exchange for rent of $1 per year plus the taxes, insurance, and common area maintenance.  Subsequently, this lease was modified to allow us to occupy this space through September 2009 under substantially the same terms.  Because of the favorable lease terms, we deferred recognition of the gain until we no longer held a continuing involvement with this property.  In September 2009, after attempts to further extend the lease term were unsuccessful, we closed the store, ending our continuing involvement with this property, and recognized the pretax gain on sale of real estate of $13.0 million.

NOTE 3 – BANK CREDIT FACILITY

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

The 2009 Credit Agreement expires on April 28, 2012.  In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or the Federal Funds rate, plus an applicable margin.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
Excluded from the computation of earnings per share were antidilutive stock options and restricted stock awards.  For the third quarter of 2009 and the third quarter of 2008, 1.1 million outstanding stock options were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2009 and the year-to-date 2008, 2.9 million and 2.0 million, respectively, of our outstanding stock options were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options having an exercise price that is greater than the weighted-average market price of our common shares for each period.  The number of antidilutive restricted stock awards was immaterial for all periods presented.  As prescribed by the authoritative accounting standards, antidilutive stock options and restricted stock awards were excluded from the computation of diluted earnings per share because if converted to equity under the treasury share method, they would decrease the number of diluted shares outstanding having the effect of an increase in diluted earnings per share.

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2008 Form 10-K, are expensed and reported as nonvested shares as that term is defined in the ASC.  We recognized share-based compensation expense of $3.8 million and $4.1 million in the third quarter of 2009 and the third quarter of 2008, respectively, and $12.3 million and $11.6 million in the year-to-date 2009 and the year-to-date 2008, respectively.  The expense in each period is less than what would have been recognized due to the accelerated vesting of stock options prior to the adoption of accounting pronouncements requiring us to expense stock options (as discussed in more detail in note 7 to the consolidated financial statements in our 2008 Form 10-K).

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year-to-date
	2009	2008	2009	2008

Weighted-average fair value of stock options granted	$9.70	$13.07	$7.86	$8.74
Risk-free interest rate	2.1%	3.1%	1.7%	2.2%
Expected life (years)	4.3	4.3	4.3	4.3
Expected volatility	54.6%	49.8%	56.0%	48.8%
Expected annual forfeiture rate	1.5%	3.0%	1.5%	3.0%

The following table summarizes stock option activity for the year-to-date 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2009	3,960,568	$19.42
Granted	950,000	17.47
Exercised	(48,590)	12.38
Forfeited	(21,750)	22.55
Outstanding stock options at May 2, 2009	4,840,228	$19.09	5.3	$40,476
Granted	10,000	25.63
Exercised	(30,550)	12.53
Forfeited	(11,225)	22.80
Outstanding stock options at August 1, 2009	4,808,453	$19.14	5.0	$24,988
Granted	5,000	26.32
Exercised	(62,900)	14.09
Forfeited	(5,525)	22.99
Outstanding stock options at October 31, 2009	4,745,028	$19.21	4.8	$31,708
Vested and expected to vest at October 31, 2009	4,636,442	$19.17	4.8	$31,143
Exercisable at October 31, 2009	2,290,252	$17.75	4.1	$18,706

We granted stock options in 2009 that vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes restricted stock awards activity for the year-to-date 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding restricted stock awards at January 31, 2009	716,275	$24.81
Granted	439,900	17.47
Vested	(310,700)	28.74
Forfeited	(3,600)	22.98
Outstanding restricted stock awards at May 2, 2009	841,875	19.53
Granted	29,688	23.79
Vested	(16,975)	30.92
Forfeited	-	-
Outstanding restricted stock awards at August 1, 2009	854,588	19.46
Granted	1,200	26.32
Vested	-	-
Forfeited	-	-
Outstanding restricted stock awards at October 31, 2009	855,788	$19.47

We granted restricted stock awards in 2009 that vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock awards will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock awards will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock awards will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years.  On the grant date, we estimated a three-year period for vesting of the restricted stock awards granted in 2009 based on the projected achievement of the higher financial performance objective.  In the third quarter of 2009, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.1 million of incremental expense in the third quarter of 2009.

In the third quarter of 2009, we also changed the estimated achievement date for the higher financial performance objective for the restricted stock awards granted during 2008.  Based on our projected 2009 results, we expect to achieve the higher financial performance objective for restricted stock awards granted in 2008 and anticipate the vesting of the common shares underlying such restricted stock awards in the first quarter of 2010.  As a result of this change, we recorded incremental expense of $0.5 million in the third quarter of 2009.

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

In the second quarter of 2009, 16,975 common shares underlying the restricted stock awards granted in 2008 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our annual meeting of shareholders.  These awards were part of the annual compensation paid in 2008 to the non-employee members of our Board of Directors.  Additionally, in the second quarter of 2009, each non-employee member of our Board of Directors received a restricted stock award having a grant date fair value of approximately $75,000 (3,261 common shares).  These restricted stock awards vest on the earlier of 1) the trading day immediately preceding our 2010 annual meeting of our shareholders, or 2) the non-employee director’s death or disability.  However, the restricted stock awards will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
(In thousands)
Total intrinsic value of stock options exercised	$728	$3,777	$1,629	$13,502
Total fair value of restricted stock vested	-	-	6,954	37

The total unearned compensation cost related to all share-based awards outstanding at October 31, 2009 was approximately $25.4 million.  This compensation cost is expected to be recognized through October 2013 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from October 31, 2009.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2009	2008
Discount rate	7.3%	6.5%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.0%	8.5%
Measurement date for plan assets and benefit obligations	01/31/09	12/31/07

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
(In thousands)
Service cost - benefits earned in the period	$565	$610	$1,695	$1,829
Interest cost on projected benefit obligation	932	833	2,795	2,499
Expected investment return on plan assets	(793)	(991)	(2,379)	(2,973)
Amortization of actuarial loss	673	206	2,018	618
Amortization of prior service cost	(9)	(9)	(26)	(26)
Amortization of transition obligation	3	3	10	10
Net periodic pension cost	$1,371	$652	$4,113	$1,957

We currently do not expect to contribute to the qualified defined benefit pension plan during 2009.  We will contribute to the nonqualified supplemental defined benefit pension plan when benefits are paid to plan participants because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

In the year-to-date 2009, there was no material change in the net amount of unrecognized tax benefits.  We have estimated the expected net change in unrecognized tax benefits that is reasonably possible through October 30, 2010, based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The net decrease in unrecognized tax benefits for the next 12 months is estimated to be approximately $8 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana (“District Court in Louisiana”), alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all then-current and former assistant store managers who have worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  Approximately 1,100 individuals opted to join the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the District Court in Louisiana issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four plaintiffs remained before the District Court in Louisiana.  On January 26, 2009, three of the plaintiffs presented their respective cases before the District Court in Louisiana. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice.  On April 2, 2009, the District Court in Louisiana awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million.  We appealed both of these decisions.  Subsequent to the District Court in Louisiana’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the District Court in Louisiana.  On August 13, 2009, we filed a writ of mandamus challenging the District Court in Louisiana’s jurisdiction to hear these cases. This writ was denied on October 20, 2009.  Since we are awaiting multiple decisions from the District Court in Louisiana, we cannot make a determination as to the probability of a loss contingency resulting from the Louisiana matter or the estimated range of possible loss; however, we currently believe that such claims, both individually and in the aggregate, will be resolved without material adverse effect on our financial condition, results of operations, or liquidity.

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

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter").  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  On October 29, 2009, the Court denied plaintiffs’ class certification motion, with prejudice.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”).  The first was filed in the Superior Court of California, Orange County.  This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County.  The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  We believed these two matters overlapped and we successfully consolidated the two cases before one court.  We believe the remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter (for further discussion of the Espinosa matter see note 10 to our consolidated financial statements contained in our 2008 Form 10-K).  On August 25, 2009, the Court denied plaintiffs’ class certification motion, without prejudice.  We cannot make a determination as to the probability of a loss contingency resulting from these lawsuits or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted a summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We have filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor.  We have appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

The following table presents net sales data by category:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
(In thousands)
Consumables	$351,891	$341,591	$1,058,356	$1,027,559
Home	179,661	173,915	504,131	515,519
Furniture	168,658	170,212	530,463	533,224
Hardlines	143,419	145,566	441,945	434,189
Seasonal	74,020	74,163	398,185	402,780
Other	117,620	116,133	330,412	365,087
Net sales	$1,035,269	$1,021,580	$3,263,492	$3,278,358

NOTE 10 – FAIR VALUE MEASUREMENTS

As of October 31, 2009, in connection with our nonqualified deferred compensation plan, we had $15.9 million of mutual fund assets included in other assets.  The fair value of these mutual fund assets was based on each funds’ quoted market value per share in an active market and was considered a Level 1 valuation.  The carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term obligations outstanding under our bank credit facility approximates fair value because of the relatively short maturity of these items.

NOTE 11 – SUBSEQUENT EVENT

On December 4, 2009, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2009 Repurchase Program”).  The 2009 Repurchase Program commences immediately and will continue until exhausted.  We expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2009 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes.  Each term defined in the notes has the same meaning in this item and the balance of this report.

The following are the results from the third quarter of 2009 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2008:

•	Comparable store sales for stores open at least two years at the beginning of 2009 decreased 0.2%.

•	Total net sales increased $13.7 million.

•	Gross margin dollars increased $11.7 million due to the $13.7 million increase in net sales and the 60 basis point improvement in our gross margin rate.

•
Selling and administrative expenses decreased $1.3 million even though net sales increased by $13.7 million resulting in a 60 basis point selling and administrative expense rate decrease to 35.3% of sales.

•	Depreciation expense decreased $1.4 million or 10 basis points to 1.8% of sales.

•
Interest expense decreased by $1.1 million.  We ended the third quarter of 2009 with $1.0 million of borrowings outstanding under the 2009 Credit Agreement compared to $269.1 million of bank borrowings at the end of the third quarter of 2008.

•
Diluted earnings per share from continuing operations increased to $0.37 per share including $0.10 per share for gain on the sale of real estate (See note 2 to the accompanying consolidated financial statements).  Diluted earnings per share from continuing operations were $0.15 per share in the third quarter of 2008.

•	Net cash provided by operating activities increased to $139.9 million in the year-to-date 2009 compared to net cash used in operating activities of $5.5 million in the year-to-date 2008.

•	Inventory decreased by $39.8 million (4% per average store) to $918.2 million in the third quarter of 2009, compared to $958.0 million in the third quarter of 2008.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2009 and the year-to-date 2008:

	2009	2008

Stores open at the beginning of the fiscal year	1,339	1,353
Stores opened during the period	43	20
Stores closed during the period	(14)	(7)
Stores open at the end of the period	1,368	1,366

In 2009, we expect to open 52 new stores and to close approximately 30 stores.  We are opening more stores and closing fewer stores in 2009 than originally forecasted primarily because of the availability of real estate for new store locations and our ability to negotiate favorable lease renewals for certain locations which we previously forecasted to close.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	60.2	59.7	60.2
Gross margin	40.4	39.8	40.3	39.8
Selling and administrative expenses	35.3	35.9	34.2	34.3
Depreciation expense	1.8	1.9	1.7	1.8
Gain on sale of real estate	(1.3)	0.0	(0.4)	0.0
Operating profit	4.6	2.0	4.8	3.7
Interest expense	0.0	(0.2)	0.0	(0.1)
Interest income	0.0	0.0	0.0	0.0
Income from continuing operations before income taxes	4.5	1.8	4.7	3.6
Income tax expense	1.6	0.6	1.8	1.4
Income from continuing operations	2.9	1.2	2.9	2.2
Discontinued operations	0.0	0.0	0.0	0.0
Net income	2.9%	1.2%	2.9%	2.2%

THIRD QUARTER OF 2009 COMPARED TO THIRD QUARTER OF 2008

Net Sales

The following table shows, by merchandise category, net sales for the third quarter of 2009 and the third quarter of 2008 (in dollars and as a percentage of total net sales) and changes in net sales from the third quarter of 2008 to the third quarter of 2009 (in dollars and on a percentage basis):

	Third Quarter
	2009		2008		Change
($ in thousands)
Consumables	$351,891	34.0%	$341,591	33.4%	$10,300	3.0%
Home	179,661	17.4	173,915	17.0	5,746	3.3
Furniture	168,658	16.3	170,212	16.7	(1,554)	(0.9)
Hardlines	143,419	13.8	145,566	14.2	(2,147)	(1.5)
Seasonal	74,020	7.1	74,163	7.3	(143)	(0.2)
Other	117,620	11.4	116,133	11.4	1,487	1.3
Net sales	$1,035,269	100.0%	$1,021,580	100.0%	$13,689	1.3%

Net sales increased $13.7 million (1.3%) to $1,035.3 million in the third quarter of 2009, compared to $1,021.6 million in the third quarter of 2008.  The increase in net sales was principally due to higher sales at stores opened in 2009 and 2008, net of the decline in sales resulting from stores closed in 2009.  Partially offsetting the increase in net new store sales, comparable store sales for stores open at least two years at the beginning of 2009 decreased 0.2%, which decreased net sales by $2.0 million.  Comparable store sales in our Consumables and Home categories increased in the low single digits in the third quarter of 2009.  The increase in the Consumables category was led by sales of chemicals, paper, and pet merchandise and was driven by the availability of brand name merchandise.  The increase in the Home category reversed its trend of declining sales and was driven by sales of home decorative and domestics merchandise.  Our Furniture and Seasonal categories comparable store sales declined in the low single digits in the third quarter of 2009.  The decline in Furniture was due to a decline in the sales of mattresses.  The Seasonal category decrease was due to lower sales for Halloween and Harvest and a slow start to sales of Christmas merchandise, partially offset by higher sales of lawn & garden and summer merchandise.  The Hardlines category comparable store sales decline was driven by lower sales of tools and home maintenance merchandise partially offset by higher sales of electronics.  The increase in comparable store sales in the Other category included higher sales of toys, which is a seasonally significant merchandise department during the Christmas holiday selling period.

Gross Margin
Gross margin dollars increased $11.7 million (2.9%) to $418.0 million for the third quarter of 2009, compared to $406.3 million for the third quarter of 2008. The increase in gross margin dollars was principally due to higher net sales of $13.7 million, which increased gross margin dollars by approximately $5.5 million, and by the higher gross margin rate, which increased gross margin dollars by approximately $6.2 million.  Gross margin as a percentage of net sales increased 60 basis points to 40.4% in the third quarter of 2009 compared to 39.8% in the third quarter of 2008. The gross margin rate increase was principally due to higher initial markup, lower inbound freight costs, a lower shrink accrual rate, and the favorable resolution of an outstanding contingency related to duty savings on certain merchandise imported between 2000 and 2005.  We achieved lower inbound freight costs in the year-to-date 2009 because of lower diesel fuel costs, lower ocean freight rates, renegotiated carrier rates, and careful review of the mode of transportation to find the most efficient method to ship goods to our distribution centers.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.3 million (0.4%) to $365.2 million for the third quarter of 2009, compared to $366.5 million for the third quarter of 2008.  This decrease was primarily due to lower warehousing, distribution and outbound transportation expense of $5.1 million and lower store payroll expense of $3.4 million.  The decline in warehousing, distribution and outbound transportation costs was principally due to lower diesel fuel costs, savings attributed to new outbound transportation agreements, and more efficient outbound transportation routing resulting in fewer miles traveled.  Store payroll was lower due to improved productivity at the stores which resulted in fewer labor hours scheduled.  Partially offsetting these items was higher store occupancy expense (rent and rent-related charges) of $5.0 million.  Store occupancy expense was higher principally due to higher rent resulting from lease renewals at January 31, 2009, the 2008 amortization of proceeds related to an early lease termination buyout, and more stores recognizing rent expense in the third quarter of 2009, including stores which were not open as of the end of the third quarter of 2009 (because we begin recognizing rent expense when we take possession of and have control over the property).

As a percentage of net sales, selling and administrative expenses were 35.3% for the third quarter of 2009 compared to 35.9% for the third quarter of 2008.  The $13.7 million increase in net sales and the decline in selling and administrative expenses of $1.3 million resulted in the 60 basis point improvement in our selling and administrative expense rate.

Depreciation Expense
Depreciation expense decreased $1.4 million (7.1%) to $18.2 million in the third quarter of 2009 compared to $19.6 million for the third quarter of 2008. The decrease in depreciation expense was principally related to our stores and was due to assets becoming fully depreciated since the prior year period.  Many of these fully depreciated assets were placed in service in 2003 or 2004 and had five-year estimated service lives.  Compared to more recent years, capital expenditures were significantly higher in 2003 and 2004, principally due to store remodels and a higher number of store openings in 2003 and 2004.

Interest Expense
Interest expense decreased $1.1 million to $0.5 million in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008.   The decrease in interest expense was principally due to lower average borrowings (including capital leases) of $4.5 million in the third quarter of 2009 compared to average borrowings of $183.3 million in the third quarter of 2008.

Income Taxes
The effective income tax rate for the third quarter of 2009 and the third quarter of 2008 for income from continuing operations was 35.7% and 33.2%, respectively.  Included in both the third quarter of 2009 and third quarter of 2008 income tax expense was a comparable amount related to benefits recognized due to settlement activity and the lapse of the statute of limitations.  However, because the income from continuing operations was higher in the third quarter of 2009, the impact of these benefits was lower on the effective tax rate in the third quarter of 2009.

YEAR-TO-DATE 2009 COMPARED TO YEAR-TO-DATE 2008

Net Sales

The following table shows, by merchandise category, net sales for the year-to-date 2009 and the year-to-date 2008 (in dollars and as a percentage of total net sales) and changes in net sales from the year-to-date 2008 to the year-to-date 2009 (in dollars and on a percentage basis):

	Year-to-Date
	2009		2008		Change
($ in thousands)
Consumables	$1,058,356	32.4%	$1,027,559	31.4%	$30,797	3.0%
Home	504,131	15.5	515,519	15.7	(11,388)	(2.2)
Furniture	530,463	16.3	533,224	16.3	(2,761)	(0.5)
Hardlines	441,945	13.5	434,189	13.2	7,756	1.8
Seasonal	398,185	12.2	402,780	12.3	(4,595)	(1.1)
Other	330,412	10.1	365,087	11.1	(34,675)	(9.5)
Net sales	$3,263,492	100.0%	$3,278,358	100.0%	$(14,866)	(0.5	) %

Net sales decreased $14.9 million (0.5%) to $3,263.5 million in the year-to-date 2009, compared to $3,278.4 million in the year-to-date 2008.  Comparable store sales for stores open at least two years at the beginning of 2009 decreased 1.1%, which decreased net sales by $34.1 million.  Partially offsetting the decline in comparable store sales were higher sales at stores opened in 2009 and 2008, net of the decline in sales resulting from stores closed.  Our Consumables category had positive comparable store sales performance across most departments based on the availability of brand name merchandise.  The Home category net sales are below year-to-date 2008 levels; however, this category reversed its trend of declining comparable store sales in the third quarter of 2009 driven by higher sales of home decorative and domestics merchandise.  Furniture category first quarter of 2009 comparable store sales were benefited by a large closeout deal and were reflective of strength in sales of ready-to-assemble, casegoods, and upholstery merchandise.  However, in the second quarter of 2009 and the third quarter of 2009, the Furniture category comparable store sales were negatively impacted by lower sales of mattresses, a discretionary type of merchandise that also is heavily promoted by a broad range of retailers. The Hardlines category comparable store sales improvement was driven by sales of electronics, particularly DVDs, cameras, and televisions.  The Seasonal category comparable store sales decline was due to lower sales in the fall holiday departments (Halloween and harvest) as well as a slower start to the sale of Christmas merchandise, which was partially offset by higher sales of lawn & garden merchandise.  The decline in comparable store sales in the Other category was principally due to three large closeout deals (drugstore merchandise, furniture, and apparel) that occurred in the year-to-date 2008.  Included in the Other category is our toy department, which has historically had most of its sales during the Christmas selling season.  The toy department had higher comparable store sales in the year-to-date 2009 compared to the year-to-date 2008.

Based on the sales trends for November and early December, we expect fourth quarter comparable store sales to increase in the range of 1.5% to 2.5%.  We expect to benefit from an incremental shopping day between Thanksgiving and Christmas.  We expect new marketing programs and ongoing initiatives to improve the in-store customer shopping experience and presentation of merchandise standards to favorably affect our sales results.

Gross Margin
Gross margin dollars increased $9.7 million (0.7%) to $1,314.6 million for the year-to-date 2009, compared to $1,304.9 million for the year-to-date 2008. The increase in gross margin dollars was principally due to the higher gross margin rate, which increased gross margin dollars by approximately $15.7 million, partially offset by lower net sales of $14.9 million, which reduced gross margin dollars by approximately $6.0 million.  Gross margin as a percentage of net sales increased 50 basis points to 40.3% in the year-to-date 2009 compared to 39.8% in the year-to-date 2008. The gross margin rate increase was principally due to higher initial markup, lower inbound freight costs, and the favorable resolution of an outstanding contingency related to duty savings on certain merchandise imported between 2000 and 2005.  We achieved lower inbound freight costs in the year-to-date 2009 because of lower diesel fuel costs, lower ocean freight rates, renegotiated carrier rates, and careful review of the mode of transportation to find the most efficient method to ship goods to our distribution centers. The gross margin rate benefited by a comparable percentage in the first quarter of 2009 and the first quarter of 2008 due to favorable adjustments to the shrink accrual as physical inventories were completed at our stores.

We expect the gross margin rate to improve in the fourth quarter of 2009, as compared to the fourth quarter of 2008.

Selling and Administrative Expenses
Selling and administrative expenses decreased $8.5 million (0.8%) to $1,115.7 million for the year-to-date 2009, compared to $1,124.2 million for the year-to-date 2008.  The decrease was primarily due to lower warehousing, distribution and outbound transportation expense of $21.8 million and lower store payroll expense of $10.5 million.  The decline in warehousing, distribution and outbound transportation costs was principally due to the mid-2008 integration of our Ohio furniture distribution operation into four of our regional distribution centers, improved operating efficiency in our distribution centers, more efficient transportation routing that resulted in lower miles traveled, and lower diesel fuel costs.  Store payroll was lower due to decreased in-store staffing to reflect management’s anticipation of the $14.9 million decline in net sales during the year-to-date 2009 and improved productivity at the stores which resulted in fewer labor hours scheduled.  These decreases were partially offset by higher expense for store occupancy (rent and rent-related charges) of $12.2 million.  Store occupancy expense was higher principally due to higher rent resulting from lease renewals at January 31, 2009, the 2008 amortization of proceeds related to an early lease termination buyout, and more stores recognizing rent expense in the third quarter of 2009, including stores which were not open as of the end of the third quarter of 2009 (because we begin recognizing rent expense when we take possession of and have control over the property).

As a percentage of net sales, selling and administrative expenses were 34.2% for the year-to-date 2009 compared to 34.3% for the year-to-date 2008.  The decline in selling and administrative expenses of $8.5 million partially offset by the $14.9 million decrease in net sales resulted in the 10 basis point improvement in our selling and administrative expense rate.

We expect fourth quarter of 2009 selling and administrative expenses as a percent of net sales to be lower than the rate achieved in the fourth quarter of 2008.  Included in this projection is an anticipated non-cash pension settlement charge of approximately $2 million, which is based on year-to-date 2009 lump sum benefit payments and our forecast of benefit payments in the fourth quarter of 2009.  It is possible that this charge will be avoided if benefit payment requests do not exceed a specified amount.

Depreciation Expense
Depreciation expense decreased $2.6 million (4.4%) to $56.3 million in the year-to-date 2009 compared to $58.9 million for the year-to-date 2008. The decrease in depreciation expense was principally related to our stores and was due to assets becoming fully depreciated since the prior year.  Many of these fully depreciated assets were placed in service in 2003 or 2004 and had five-year estimated service lives.  Compared to more recent years, capital expenditures were significantly higher in 2003 and 2004, principally due to store remodels and a higher number of store openings.  We expect 2009 total depreciation expense to be lower than 2008 depreciation expense as the assets associated with the 2003 and 2004 store remodels and openings with a five-year service life become fully depreciated.

Interest Expense
Interest expense decreased $2.9 million to $1.3 million in the year-to-date 2009 compared to $4.2 million in the year-to-date 2008.  The decrease in interest expense was principally due to lower average borrowings (including capital leases) of $9.7 million in the year-to-date 2009 compared to average borrowings of $153.0 million in the year-to-date 2008.

Income Taxes
The effective income tax rate for the year-to-date 2009 and the year-to-date 2008 for income from continuing operations was 38.3% and 37.9%, respectively.  The lower rate in the year-to-date 2008 was principally due to the recognition of benefits resulting primarily from a higher effect of lapse of the statute of limitations.

Capital Resources and Liquidity

On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement replaced the 2004 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid an aggregate amount of $5.6 million of bank fees and expenses, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or the Federal Funds rate, plus an applicable margin.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  As of October 31, 2009, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At October 31, 2009, we had $1.0 million of borrowings outstanding under the 2009 Credit Agreement and, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $52.4 million, the borrowings available under the 2009 Credit Agreement were $446.6 million.  Total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement peaked at approximately $70 million in November 2009, and we do not anticipate that we will make any borrowings (exclusive of letter of credit utilization) under the 2009 Credit Agreement through March 2010, including the potential impact of the 2009 Repurchase Program if this program is completed.

Cash provided by operating activities increased by $145.4 million to $139.9 million in the year-to-date 2009 compared to cash used in operations of $5.5 million in the year-to-date 2008.  The increase was principally due to lower merchandise inventories, improved accounts payable leverage (accounts payable divided by inventories), higher net income, higher tenant incentives related to new store leases, and the payment of a $6.5 million litigation settlement in the second quarter of 2008.  Lower inventories resulted from a reduction in the targeted inventory levels for certain merchandise and lower levels of furniture merchandise compared to last year when we transitioned out of our Ohio furniture distribution center.  Accounts payable leverage improved due to the lower amount of inventories and our efforts to continue to work with our import and domestic vendors to further extend payment terms.  In 2009, we expect to open 52 new stores, which is higher than the 45 new stores originally forecasted.  Many, but not all, of our new store leases provide for the payment of modest tenant incentive payments, such as construction allowances, from the property owner or landlord to us.  These tenant incentives result in positive operating cash flow for us, while our related expenditures are principally capital expenditures.  Tenant incentives are amortized to rent expense as a reduction of selling and administrative expenses over the term of the lease.

Cash used in investing activities decreased by $14.0 million to $61.1 million in the year-to-date 2009 compared to $75.1 million in the year-to-date 2008.  The decrease was due to lower capital expenditures that principally resulted from costs we incurred in the year-to-date 2008 for the installation of our new point-of-sale register system, which was completed in 2008, and the payment of hardware and licensing fees in 2008 in connection with our SAP for Retail system implementation.  Partially offsetting these higher year-to-date 2008 expenditures were capital expenditures for 43 new store openings in the year-to-date 2009 compared to 20 new store openings in the year-to-date 2008.   We expect capital expenditures for 2009 to range between $85 million and $90 million.

Cash used in financing activities of $67.7 million in the year-to-date 2009 was principally due to the repayment of borrowings outstanding under our bank credit facility of $60.7 million and the payment of bank fees and other expenses of $5.6 million associated with our entry into the 2009 Credit Agreement.  In the year-to-date 2008, cash provided by financing activities of $82.7 million was principally due to net borrowings under our prior bank credit facility of $105.4 million and proceeds from the exercise of stock options of $10.8 million partially offset by our acquisition of approximately 2.2 million of our common shares for $37.5 million, which completed the November 2007 Repurchase Program.

On December 4, 2009, we announced the $150.0 million 2009 Repurchase Program which commences immediately and will continue until exhausted.  Under the 2009 Repurchase Program, we expect the purchases of our common shares to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.

Based on higher earnings in the year-to-date 2009, higher projected earnings in the fourth quarter of 2009, improved inventory flow, and a more favorable impact of changes made to our vendor payment terms, as discussed above, we expect cash provided by operating activities less capital expenditures of approximately $210 million to $215 million for 2009, compared to our prior forecast of $155 million.

Except for the risks associated with the financial and credit markets, as discussed in our 2008 Form 10-K, Item 1A. Risk Factors or otherwise discussed in this report, we are not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on our capital resources or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2008 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2008 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 8 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the third quarter of 2009, there were no material changes to the risk factors previously disclosed in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2009 - August 29, 2009	-	$-	-	$-
August 30, 2009 - September 26, 2009	4	25.42	-	-
September 27, 2009 - October 31, 2009	-	-	-	-
Total	4	$25.42	-	$-

(1)
In connection with the exercise of stock options in the third quarter of 2009, a member of our board of directors tendered 4,000 shares he currently owned to us to satisfy the exercise price of the stock options, which we treated as the acquisition of shares in our consolidated financial statements.

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

Dated: December 10, 2009

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)