Form 10-K
period 2010-01-30
BIG LOTS INC
filed 2010-03-30
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,856,547,441 on August 1, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).

The number of the Registrant’s Common Shares outstanding as of March 22, 2010 was 80,406,304.
Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

The Company
Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report for Form 10-K (“Form 10-K”)), is the nation's largest broadline closeout retailer (see the discussion below under the caption “Closeout Retailing”). At January 30, 2010, we operated a total of 1,361 stores in 47 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years comprised of 52 weeks and some comprised of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2010 (“2010”) is comprised of the 52 weeks that began on January 31, 2010 and will end on January 29, 2011. Fiscal year 2009 (“2009”) was comprised of the 52 weeks that began on February 1, 2009 and ended on January 30, 2010. Fiscal year 2008 (“2008”) was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009. Fiscal year 2007 (“2007”) was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008. Fiscal year 2006 (“2006”) was comprised of the 53 weeks that began on January 29, 2006 and ended on February 3, 2007.

We manage our business on the basis of one segment: broadline closeout retailing. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Consumables, Home, Furniture, Hardlines, Seasonal, and Other. The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments. The Home category includes the domestics, stationery, and home decorative departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. Case goods consist of bedroom, dining room, and occasional furniture. The Hardlines category includes the electronics, appliances, tools, and home maintenance departments. The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments. The Other category includes the toy, jewelry, infant accessories, and apparel departments. Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations. See note 12 to the accompanying consolidated financial statements for the net sales results of these categories for 2009, 2008, and 2007.

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

Closeout Retailing
Closeout retailers purchase merchandise that generally results from production overruns, packaging changes, discontinued products, liquidations, or returns. As a result, closeout retailers generally can purchase most merchandise at lower costs and offer most merchandise at lower prices than those paid and offered by traditional discount retailers. We attempt to maximize the amount of closeout merchandise available in our stores and to offer merchandise that we believe provides great value to our customers. We work closely with our vendors to obtain name brand merchandise that is easily recognizable by our customers. In addition to closeout merchandise, we stock many products on a consistent basis at our stores. This merchandise may not always be the same brand or may be off-brand because we attempt to provide our customers with merchandise at a price that we believe represents a great value. For net sales by merchandise category and as a percent of total net sales, see the discussion below under the captions “2009 Compared To 2008” and “2008 Compared To 2007” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate
The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2009	2008	2007	2006	2005
Stores open at the beginning of the year	1,339	1,353	1,375	1,401	1,502
Stores opened during the year	52	21	7	11	73
Stores closed during the year	(30)	(35)	(29)	(37)	(174)
Stores open at the end of the year	1,361	1,339	1,353	1,375	1,401

As part of our real estate strategy initiated in the latter half of 2005, we closed a number of underperforming locations. During 2006 through 2008, we focused on improving profitability through managing our existing store base as the commercial real estate market demanded higher rent charges than our store operating model enabled us to pay. During 2009, the commercial real estate market softened and we were able to favorably negotiate renewals for certain store leases which previously may have resulted in store closures. Also during 2009, we successfully negotiated a number of new store leases as the availability of space improved and rental rates eased. For additional information about our real estate strategy, see the accompanying MD&A.

The following table details our stores by state at January 30, 2010:

Alabama	26	Maine	7	Ohio	101
Arizona	35	Maryland	13	Oklahoma	16
Arkansas	11	Massachusetts	15	Oregon	12
California	174	Michigan	40	Pennsylvania	67
Colorado	20	Minnesota	4	Rhode Island	1
Connecticut	8	Mississippi	15	South Carolina	30
Delaware	3	Missouri	24	Tennessee	46
Florida	107	Montana	1	Texas	114
Georgia	57	Nebraska	4	Utah	11
Idaho	5	Nevada	11	Vermont	4
Illinois	33	New Hampshire	6	Virginia	36
Indiana	43	New Jersey	13	Washington	20
Iowa	3	New Mexico	13	West Virginia	18
Kansas	9	New York	47	Wisconsin	10
Kentucky	40	North Carolina	63	Wyoming	2
Louisiana	22	North Dakota	1	Total stores	1,361
				Number of states	47

Of our 1,361 stores, 36% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 38% of our 2009 net sales.

Associates
At January 30, 2010, we had approximately 35,600 active associates comprised of 13,100 full-time and 22,500 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 39,200 in 2009. Approximately 63% of the associates employed throughout the year are employed on a part-time basis. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition
We operate in the highly competitive retail industry and face strong sales competition from other general merchandise, discount, food, arts and crafts, and dollar store retailers. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad assortment of closeout merchandise from vendors.

Purchasing
An integral part of our business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices substantially below those paid by traditional retailers. We believe that we have built strong relationships with many brand-name vendors and we have capitalized on our purchasing power in the closeout marketplace, including our ability to pay timely, and to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of a vendor’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions. We believe this provides a high level of service and convenience to our vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We supplement our traditional brand-name closeout purchases with various direct import and domestically-sourced merchandise, which represents merchandise that our customers consistently expect us to have in our stores or merchandise that we believe offers our customers a significant value. We expect that the unpredictability of the retail and manufacturing environments coupled with our dominant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

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

Our merchandise is purchased from domestic and foreign vendors that provide us with multiple sources for each product category. In 2009, our top ten vendors accounted for approximately 14% of total purchases (at cost) while the largest vendor accounted for approximately 3% of total purchases (at cost).

During 2009, we purchased approximately 25% of our merchandise directly from overseas vendors, including approximately 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks as described further in Item 1A in this Form 10-K.

Warehouse and Distribution
The majority of the merchandise sold by us is received and processed for retail sale and distributed to the retail locations from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma and California. Some of our vendors deliver merchandise directly to our stores. We previously operated two furniture distribution centers located in Redlands, California and Columbus, Ohio. During 2009, we integrated the distribution of furniture from our Redlands, California furniture distribution center into our regional distribution center in California. During 2008, we integrated the distribution of furniture from our Columbus, Ohio furniture distribution center into our regional distribution centers in Pennsylvania, Ohio, Alabama and Oklahoma. We believe these changes allow us to more efficiently flow furniture to our stores primarily by reducing the transportation cost from the furniture distribution centers to the stores because the regional distribution centers are generally located closer to the stores they service. We manage the inventory levels of merchandise in our distribution centers so that we can distribute merchandise quickly and efficiently to our stores in order to maximize sales and our inventory turnover rate. We selected the locations of our distribution centers in an attempt to minimize transportation costs and the distance from distribution centers to our stores.

In addition to the merchandise distribution centers, we operate a warehouse in Ohio that distributes store fixtures and supplies. During 2009, we integrated the distribution of store fixtures and supplies out of our Redlands, California furniture distribution center into our Ohio warehouse. We believe this change reduces our fixed overhead and operating costs, and allows us to more effectively manage store fixtures and supplies inventory.

During the past three years, we implemented several warehouse, distribution, and outbound transportation initiatives, including but not limited to a vendor compliance program in 2006 that imposes strict documentation and packing requirements on shipments of merchandise that we receive in our distribution centers, an outbound transportation initiative in 2007 that led to a higher use of one-way carriers and thus a reduction in round trip miles, the integration in 2008 and 2009 of our former furniture distribution centers into all of our regional distribution centers, and other transportation initiatives aimed at lowering our inbound and outbound transportation costs.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties,” of this Form 10-K and the discussion under the caption “Operating Strategy – Cost Structure” in the accompanying MD&A in this Form 10-K.

Advertising and Promotion
Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing approaches to promote our brand and retail position through television, internet, in-store point of purchase, and print media. The centerpiece of our marketing efforts is our television campaign which combines elements of strategic branding and promotion. These same elements are then used in all other consumer touch points. Our highly targeted media placement strategy uses national cable as the foundation of our television buys which is then supplemented with local broadcast in key markets. Our marketing program utilizes printed advertising circulars, which we design, and are distributed in all markets that are served by our stores. In 2009 and 2008, we distributed multi-page circulars covering 27 weeks which we will repeat in 2010. We distribute circulars through a combination of newspaper insertions and mailings. We create regional versions of these circulars to take advantage of market differences caused by product availability, climate, and customer preferences. In addition, we use in-store promotional materials, including in-store signage, emphasize special bargains and significant values offered to customers. We continue to use our website (www.biglots.com) as a key touch point for special catalogs and our online advertising, attracting over 0.7 million unique visitors each week. In 2006, we overhauled and re-launched our website. Our on-line customer list, which we refer to as the Buzz Club, has grown from just over one million members at the end of 2006 to approximately five million members at the end of 2009. The Buzz Club database is an important marketing tool which allows us to communicate in a cost effective manner with our customer, including e-mail delivery of our circulars. In addition to Buzz Club, in August of 2009, we started our Buzz Club Rewards program (“Rewards”), which has grown to 1.2 million members at the end of fiscal 2009. Members of the Rewards program use a membership card when making purchases and earn discounts on future purchases when they meet certain thresholds. Rewards members may also receive other targeted promotions via e-mail. Total advertising expense as a percentage of total net sales was 2.0% in 2009 and 2.2% in 2008 and 2007.

Seasonality
We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in the fourth fiscal quarter. In addition, our quarterly net sales and operating profits can be affected by the timing of new store openings and store closings, the timing of television and circular advertising, and the timing of certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses as a percentage of sales in the third fiscal quarter in anticipation of increased sales activity during the fourth fiscal quarter. The fourth fiscal quarter typically includes a leveraging effect on operating results because net sales are higher and certain of our costs are fixed such as rent and depreciation.

The seasonality of our net sales and related merchandise inventory requirements influences our availability of and demand for cash or access to credit. We historically have maintained and drawn upon our credit facility to fund our working capital requirements, which typically peak slightly before or after the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2009, our total indebtedness (outstanding borrowings and letters of credit) peaked at approximately $120.8 million in early February 2009 under our $500.0 million unsecured credit facility entered into in October 2004 (“2004 Credit Agreement”). As of January 30, 2010, we had no borrowings under the $500.0 million unsecured credit facility entered into in April 2009 (“2009 Credit Agreement”), which replaced the 2004 Credit Agreement. We expect that borrowings will vary throughout 2010 depending on various factors, including our seasonal need to acquire merchandise inventory prior to peak selling seasons, the timing and amount of sales to our customers and the potential impact of shares repurchased under our authorized share repurchase program. For additional information on our current share repurchase program, the 2009 Credit Agreement, and a discussion of our sources and uses of funds, see Item 5, Market for Registrant's Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities, and the Capital Resources and Liquidity section under Item 7, MD&A, in this Form 10-K.

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

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”).

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, Nominating/Corporate Governance, and Strategic Planning Committees; Code of Business Conduct and Ethics; Code of Ethics for Financial Professionals; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our websites are not part of this report.

ITEM 1A. RISK FACTORS
The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2009 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected results set forth in the forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The current economic conditions (including falling home prices, high levels of unemployment, foreclosures on mortgages, bankruptcies, and reduced access to credit) give rise to risks and uncertainties that may adversely affect our capital resources, financial condition, results of operations, and liquidity including, but not limited to the following:
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

  The reaction of our competitors to the marketplace, including the level of liquidations occurring at bankrupt retailers, may drive our competitors, some of whom are better capitalized than us, to offer significant discounts or promotions on their merchandise, which could negatively affect our sales and profit margins.

  A downgrade in our credit rating could negatively affect our ability to access capital or increase the borrowing rates we pay.

  A significant decline in the market value of our qualified defined benefit pension plan’s (“Pension Plan”) investment portfolios may affect our financial condition, results of operations, and liquidity.
Additionally, many of the effects and consequences of the financial market uncertainties and broad economic downturn are currently unknown and beyond our control; any one or all of them could potentially have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to continue to successfully execute our operating strategies, our operating performance could be significantly impacted.

There is a risk that we will be unable to continue to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. In 2010, we announced operating performance targets and goals as part of an updated strategic plan, that we intend to use as our roadmap for the next three years (see the accompanying MD&A for additional information concerning our operating strategy). The new plan includes a continued focus on merchandising, real estate, and cost structure.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail business is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, employees, products, real estate, and other aspects of our business with a number of other companies. Certain of our competitors have greater financial, distribution, marketing, and other resources than us. It is possible that increased competition or improved performance by our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.

Declines in general economic condition, consumer spending levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially adversely affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the United States’ economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. The economies of four states (Ohio, Texas, California, and Florida) are particularly important as approximately 36% of our current stores operate in these states and 38% of our 2009 net sales occurred in these states.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

The products we sell are sourced from a variety of vendors with approximately half of our merchandise assortment being pre-planned and made for us and approximately half of our merchandise sourced on a closeout basis. The portion of our assortment that is pre-planned and made for us consists of imported merchandise (primarily furniture, seasonal, and portions of our home categories along with certain other classifications like toys) or merchandise that is re-orderable upon demand. For the closeout component of our business, we do not control the supply, design, function, availability, or cost of many of the products that we offer for sale. We depend upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers, in order to meet or exceed our operating performance targets for gross margin. In addition, we rely on our vendors to provide us with quality merchandise. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us, would likely have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

We rely on vendors located in foreign countries for significant amounts of merchandise. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher gross margin. During 2009, we purchased approximately 25% of our products directly from overseas vendors including 19% from vendors located in China. Our ability to find qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased import duties, increased shipping costs, more restrictive quotas, loss of "most favored nation" trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

Disruption to our distribution network, the capacity of our distribution centers, and the timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on the ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes or shortages in the transportation industry could negatively affect our distribution network, the timely receipt of merchandise and transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure from wars, political unrest, terrorism, natural disasters and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receiving, processing and shipment of merchandise to our stores which could adversely affect our business. As we continue to grow, we may face increased or unexpected demands on distribution center operations, as well as unexpected demands on our distribution network. In addition, new store locations receiving shipments that are increasingly further away from our distribution centers will increase transportation costs and may create transportation scheduling strains.

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

Changes in federal or state legislation and regulations, including the effects of legislation and regulations on product safety, could increase our cost of doing business and adversely affect our operating performance.

We are exposed to the risk that new federal or state legislation, including new product safety laws and regulations, may negatively impact our operations and adversely affect our operating performance. For example, the Consumer Product Safety Improvement Act of 2008 addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. Additional changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise, as well as fines or penalties and reputational damage. If our merchandise, including food and consumable products, do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. Our inability to comply on a timely basis with regulatory requirements, or execute product recalls in a timely manner, could result in fines or penalties which could have a material adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

From time to time, we may be involved in lawsuits and regulatory actions, including various collective or class action lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial resources to defend ourselves. For a description of certain current legal proceedings, see note 10 to the accompanying consolidated financial statements.

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

In December 2000, we sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from their January 14, 2004 bankruptcy (the KB Toys business that emerged from bankruptcy is hereinafter referred to as “KB-II”). On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information we have received subsequent to the December 11, 2008 bankruptcy filing, we believe we may have indemnification and guarantee obligations (“KB-II Bankruptcy Lease Obligations”) with respect to 31 KB Toys store leases and a lease for a former KB corporate office. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcies, see note 11 to the accompanying consolidated financial statements.

A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.

We are required by accounting rules to periodically assess our property and equipment and deferred tax assets for impairment and recognize an impairment loss or valuation charge, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. If our financial performance significantly declines, it could negatively affect the results of our assessments of the recoverability of our property and equipment and our deferred tax assets. There is a risk that if our future operating results significantly decline, it could impair our ability to recover the value of our property and equipment and deferred tax assets. Impairment or valuation charges taken against property and equipment and deferred tax assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity (see the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A in this Form 10-K for additional information regarding our accounting policies for long-lived assets and income taxes).

Our inability, if any, to comply with the terms of the 2009 Credit Agreement may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We have the ability to borrow funds under the 2009 Credit Agreement and we utilize this ability at various times depending on operating or other cash flow requirements. The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. If we are not in compliance with these covenants, it may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

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

In January 2008, we announced our plans to implement SAP® for Retail solutions over the next few years. New financial systems, including general ledger, accounts payable and fixed assets, were developed and tested during 2008 and 2009. The new financial systems have been placed in service in 2010. A new core merchandising system is planned for development and testing in 2010 and 2011, with plans to place the new core merchandising system in service when testing has been completed. The implementation of these systems is expected to have a pervasive impact on our information systems and across a significant portion of our general office operations, including merchandising, technology, and finance. If we are unable to successfully implement SAP® for Retail, it may have an adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to retain existing and secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores and a significant number of these leases expire or are up for renewal each year. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. A component of our sales growth strategy is to open new store locations. If we are not able to negotiate favorable new store leases and lease renewals, our financial position, results of operations, and liquidity may be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Retail Operations
All of our stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 29,800 square feet, of which an average of 21,400 square feet is selling square feet. The average cost to open a new store in a leased facility during 2009 was approximately $1.0 million, including cost of inventory. Except for 54 owned sites, all of our stores are leased. In 2008, we acquired, for $8.6 million, two store properties we were previously leasing. The 54 owned stores are located in the following states:

State	Stores Owned
Arizona	3
California	39
Colorado	3
Florida	2
Louisiana	1
New Mexico	2
Ohio	1
Texas	3
Total	54

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to 10 years with multiple five-year renewal options. Sixty-three store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 16 month-to-month leases and 54 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2010	230	52
2011	265	37
2012	216	23
2013	255	30
2014	241	23
Thereafter	148	11

Warehouse and Distribution
At January 30, 2010, we owned or leased approximately 9.7 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically placed across the United States. Our regional distribution centers are owned and located in Ohio, California, Alabama, Oklahoma, and Pennsylvania. In addition to these merchandise distribution centers, we operate two leased warehouses in Ohio. The regional distribution centers utilize warehouse management technology, which enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our merchandise distribution facilities was approximately 2.5 million cartons per week in 2009. Certain vendors deliver merchandise directly to our stores. We attempt to move merchandise from our vendors to the sales floor in the most efficient manner.

The number of owned and leased warehouse and distribution facilities and the corresponding square footage of the facilities by state at January 30, 2010, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	1	2	3	3,559	731	4,290
California	1	-	1	1,423	-	1,423
Alabama	1	-	1	1,411	-	1,411
Oklahoma	1	-	1	1,297	-	1,297
Pennsylvania	1	-	1	1,295	-	1,295
Total	5	2	7	8,985	731	9,716

Corporate Office
We own the facility in Columbus, Ohio that serves as our general office for corporate associates.

ITEM 3. LEGAL PROCEEDINGS
No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, please refer to note 10 to the accompanying consolidated financial statements.

ITEM 4. RESERVED

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers at January 30, 2010 were as follows:

Name	Age	Offices Held	Officer Since
Steven S. Fishman	58	Chairman, Chief Executive Officer and President	2005
John C. Martin	59	Executive Vice President, Merchandising	2003
Brad A. Waite	52	Executive Vice President, Human Resources, Loss Prevention and Risk Management	1998
Lisa M. Bachmann	48	Senior Vice President, Merchandise Planning/Allocation and Chief Information Officer	2002
Christopher T. Chapin	46	Senior Vice President, Store Operations	2008
Robert C. Claxton	55	Senior Vice President, Marketing	2005
Joe R. Cooper	52	Senior Vice President and Chief Financial Officer	2000
Charles W. Haubiel II	44	Senior Vice President, Legal and Real Estate, General Counsel and Corporate Secretary	1999
Norman J. Rankin	53	Senior Vice President, Big Lots Capital and Wholesale	1998
Robert S. Segal	55	Senior Vice President, General Merchandise Manager	2005
Harold A. Wilson	61	Senior Vice President, Distribution and Transportation Services	1995
Timothy A. Johnson	42	Vice President, Strategic Planning and Investor Relations	2004
Paul A. Schroeder	44	Vice President, Controller	2005

Steven S. Fishman became Chairman, Chief Executive Officer and President in July 2005. Before joining us, Mr. Fishman was President, Chief Executive Officer and Chief Restructuring Officer of Rhodes, Inc. (furniture retailer which filed for bankruptcy on November 4, 2004); Chairman and Chief Executive Officer of Frank’s Nursery & Crafts, Inc. (lawn and garden specialty retailer which filed for bankruptcy on September 8, 2004); and President and Founder of SSF Resources, Inc. (investment and consulting firm).

John C. Martin is responsible for merchandising. Prior to joining us in 2003, Mr. Martin was President of Garden Ridge Corporation (arts and crafts retailer which filed for bankruptcy on February 2, 2004). Mr. Martin also served as President and Chief Operating Officer of Michaels Stores, Inc. (arts and crafts retailer) and President, Retail Stores Division of OfficeMax Incorporated (office supply retailer).

Brad A. Waite is responsible for human resources, loss prevention, risk management, and administrative services. Mr. Waite joined us in 1988 as Director of Employee Relations and has held various human resources and senior management positions prior to his promotion to Executive Vice President in July 2000.

Lisa M. Bachmann is responsible for information technology, merchandise planning, and merchandise allocation functions. Ms. Bachmann joined us as Senior Vice President of Merchandise Planning, Allocation and Presentation in March 2002, and was promoted to her current role in August 2005. Prior to joining us, Ms. Bachmann was Senior Vice President of Planning and Allocation of Ames Department Stores, Inc. (discount retailer which filed for bankruptcy on August 20, 2001).

Christopher T. Chapin is responsible for store operations, including store standards, customer service, personnel development, program implementation, and execution. Prior to joining us in May 2008, Mr. Chapin was President and Chief Executive Officer of Facility Source Inc., (retail facility maintenance and management provider) and Vice President and Director of Store Operations of Limited Brands, Inc. (retailer).

Robert C. Claxton is responsible for marketing, merchandise presentation, and sales promotion. Prior to joining us in 2005, Mr. Claxton served as General Manager and Executive Vice President of Initiative Media (advertising and communications company) and Chief Marketing Officer and Senior Vice President of Montgomery Ward (retailer).

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

Norman J. Rankin is responsible for our alternative product sourcing and wholesale operations. He assumed his current role in January 2008, after serving as Senior Vice President, General Merchandise Manager with responsibility for consumables and hardware. Mr. Rankin joined us in 1998 as Vice President, Consumables upon our merger with Mac Frugal’s Bargains Close-outs, Inc. (discount retailer). In 1999, Mr. Rankin was promoted to Senior Vice President.

Robert S. Segal is responsible for merchandising in the furniture and home categories. Mr. Segal joined us in 2004 as Vice President, Divisional Merchandise Manager, Furniture, and was promoted to his current role in January 2008. Prior to joining us, Mr. Segal served as Divisional Vice President, Housewares and Home of Shopko (discount retailer) from 1995 to 2004.

Harold A. Wilson is responsible for warehousing, distributing, and transporting merchandise. Mr. Wilson joined us in 1995. Prior to joining us, Mr. Wilson was Vice President of Distribution of Limited Brands, Inc. (retailer) and held a senior position in the distribution department with Neiman-Marcus, Inc. (luxury retailer).

Timothy A. Johnson is responsible for our strategic planning and investor relations functions. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined us in 2000 as Director of Strategic Planning.

Paul A. Schroeder is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable, and inventory control. Mr. Schroeder joined us as Director, Accounting Operations in April 2005, and was promoted to Vice President, Controller in September 2005. Prior to joining us, Mr. Schroeder was Director of Finance of American Signature, Inc. (furniture retailer) and held various finance positions with Limited Brands, Inc. (retailer).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices per common share for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2009		2008
	High	Low	High	Low
First Quarter	$28.36	$12.62	$28.65	$15.00
Second Quarter	28.50	19.49	34.88	26.03
Third Quarter	28.18	22.47	35.33	18.99
Fourth Quarter	$31.39	$23.04	$24.88	$12.93

Our Board of Directors historically has authorized reinvesting available cash in capital expenditures for various maintenance and growth opportunities and in share repurchase programs. We historically have not paid dividends and our Board of Directors is not currently considering any change in this policy. In the event that we change our policy, any future cash dividend payments would be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

On December 4, 2009, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common shares, which commenced immediately and will continue until exhausted. No shares were repurchased under this program in 2009. On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our $150.0 million share repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”). On March 10, 2010, we executed a $150.0 million accelerated share repurchase (“ASR”). See note 14 to the accompanying consolidated financial statements for a more detailed discussion regarding the ASR. We expect the remaining $250.0 million purchases under the 2010 Repurchase Program to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.

In 2007, we announced our $600.0 million March 2007 and $150.0 million November 2007 Repurchase Programs which we completed in the fourth fiscal quarter 2007 and first fiscal quarter 2008, respectively. During 2008, as part of these announced repurchased programs, we purchased 2.2 million common shares having an aggregate cost of $37.5 million with an average price paid per share of $17.28. During 2007, as part of these announced repurchase programs, we purchased 30.0 million common shares having an aggregate cost of $712.5 million with an average price paid per share of $23.76. The repurchased common shares were placed into treasury and are used for general corporate purposes including the issuance of shares related to employee benefit plans.

The following table sets forth information regarding our repurchase of our common shares during the fourth fiscal quarter of 2009:

(In thousands, except price per share data)

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased as	Value of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
November 1, 2009 - November 28, 2009	-	$-	-	$150,000
November 29, 2009 - December 26, 2009	-	-	-	150,000
December 27, 2009 - January 30, 2010	-	-	-	150,000
Total	-	$-	-	$150,000

At the close of trading on the NYSE on March 22, 2010, there were approximately 996 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal year period ended January 30, 2010, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 28, 2006, February 3, 2007, February 2, 2008, January 31, 2009, and January 30, 2010. The graph and table assume that $100 was invested on January 29, 2005, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and assume reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

		INDEXED RETURNS
		Years Ended
	Base
	Period
	January	January	January	January	January	January
Company / Index	2005	2006	2007	2008	2009	2010
Big Lots, Inc.	$100.00	$123.12	$232.97	$156.90	$120.52	$254.57
S&P 500 Index	100.00	111.63	128.37	126.05	76.43	101.76
S&P 500 Retailing Index	$100.00	$108.79	$125.23	$102.21	$63.66	$99.02

ITEM 6. SELECTED FINANCIAL DATA
The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year (a)
	2009	2008 (b)	2007 (c)	2006 (b)(d)	2005
(In thousands, except per share amounts and store counts)
Net sales	$4,726,772	$4,645,283	$4,656,302	$4,743,048	$4,429,905
Cost of sales (exclusive of depreciation expense	2,807,466	2,787,854	2,815,959	2,851,616	2,698,239
shown separately below)
Gross margin	1,919,306	1,857,429	1,840,343	1,891,432	1,731,666
Selling and administrative expenses	1,532,356	1,523,882	1,515,379	1,622,339	1,596,136
Depreciation expense	74,904	78,624	88,484	101,279	108,657
Gain on sale of real estate	(12,964)	-	-	-	-
Operating profit	325,010	254,923	236,480	167,814	26,873
Interest expense	(1,840)	(5,282)	(2,513)	(581)	(6,272)
Interest and investment income	175	65	5,236	3,257	313
Income from continuing operations before income taxes	323,345	249,706	239,203	170,490	20,914
Income tax expense	121,975	94,908	88,023	57,872	5,189
Income from continuing operations	201,370	154,798	151,180	112,618	15,725
Income (loss) from discontinued operations, net of tax	(1,001)	(3,251)	7,281	11,427	(25,813)
Net income (loss)	$200,369	$151,547	$158,461	$124,045	$(10,088)
Earnings per common share - basic:
Continuing operations	$2.47	$1.91	$1.49	$1.02	$0.14
Discontinued operations	(0.01)	(0.04)	0.07	0.10	(0.23)
	$2.45	$1.87	$1.56	$1.12	$(0.09)
Earnings per common share - diluted:
Continuing operations	$2.44	$1.89	$1.47	$1.01	$0.14
Discontinued operations	(0.01)	(0.04)	0.07	0.10	(0.23)
	$2.42	$1.85	$1.55	$1.11	$(0.09)
Weighted-average common shares outstanding:
Basic	81,619	81,111	101,393	110,336	113,240
Diluted	82,681	82,076	102,542	111,930	113,677
Balance sheet data:
Total assets	$1,669,493	$1,432,458	$1,443,815	$1,720,526	$1,625,497
Working capital (e)	580,446	355,776	390,766	674,815	557,231
Cash and cash equivalents	283,733	34,773	37,131	281,657	1,710
Long-term obligations under bank credit facility	-	-	163,700	-	5,500
Shareholders’ equity	$1,001,412	$774,845	$638,486	$1,129,703	$1,078,724
Cash flow data:
Cash provided by operating activities	$392,026	$211,063	$307,932	$381,477	$212,965
Cash used in investing activities	$(77,937)	$(88,192)	$(58,764)	$(30,421)	$(66,702)
Store data:
Total gross square footage	40,591	39,888	40,195	40,770	41,413
Total selling square footage	29,176	28,674	28,902	29,376	29,856
Stores opened during the fiscal year	52	21	7	11	73
Stores closed during the fiscal year	(30)	(35)	(29)	(37)	(174)
Stores open at end of the fiscal year	1,361	1,339	1,353	1,375	1,401

(a)	2006 is comprised of 53 weeks. All other periods presented included 52 weeks.
(b)	We adopted the funding recognition provisions of guidance under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 715-30-25, Defined Benefit Plans-Pension (Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158)), in 2006 which resulted in accumulated other comprehensive loss of $5,933 ($3,859 net of tax). We adopted the measurement date provisions of the guidance under ASC 715-30-35 (SFAS No. 158) in 2008, the impacts of which are more fully described in notes 1 and 8 to the accompanying consolidated financial statements.

(c)	We adopted guidance under ASC 740, Income Taxes (FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109), in the first fiscal quarter of 2007, on a prospective basis, the impact of which is more fully discussed in notes 1 and 9 to the accompanying consolidated financial statements.

(d)	We adopted guidance under ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non Employees (SFAS No. 123(R), Share-Based Payment), in the first fiscal quarter of 2006, under the modified prospective adoption method. Share-based compensation expense was $6.6 million in 2006. Share-based compensation expense was not recognized in the income statement prior to 2006. For years 2009, 2008 and 2007, the impact is more fully described in notes 1 and 7 to the accompanying consolidated financial statements.

(e)	For 2008, working capital included $61.7 million for current maturities under bank credit facility because the 2004 Credit Agreement terminated in 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes. Please refer to Item 1A of this Form 10-K for a discussion of forward-looking statements and certain risk factors that may have a material effect on our business, financial condition, results of operations, and/or liquidity.

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2009, 2008 and 2007 each were comprised of 52 weeks.

Operating Results Summary

The following are the results from 2009 that we believe are key indicators of our operating performance when compared to our operating performance in 2008.
  Net sales increased 1.8%. Comparable store sales for stores open at least two years at the beginning of 2009 increased 0.7%. We operated an average of 1,354 stores throughout 2009 compared to 1,356 average stores throughout 2008. Sales per selling square foot were $162 in 2009 and $160 in 2008.

  Gross margin as a percent of sales increased 60 basis points to 40.6% of sales in 2009 from 40.0% of sales in 2008. Gross margin dollars were higher by 3.3%.

  Average inventory levels were slightly lower throughout 2009 compared to 2008 and, combined with the 1.8% increase in net sales, resulted in a higher inventory turnover rate of 3.7 times in 2009 compared to 3.6 times in 2008.

  Selling and administrative expenses as a percent of sales decreased 40 basis points to 32.4% of sales from 32.8% of sales in 2008.

  Depreciation expense as a percent of sales decreased 10 basis points to 1.6% of sales in 2009 from 1.7% of sales in 2008.

  Diluted earnings per share from continuing operations improved to $2.44 per share in 2009 compared to $1.89 per share in 2008.

  Cash provided by operating activities was $392.0 million in 2009 compared to $211.1 million in 2008. Our total inventory per average store was down 2.3% at the end of 2009 compared to 2008. Our accounts payable leverage increased at the end of 2009 as a result of a shift in our negotiated vendor payment terms towards a longer payment period which is more consistent with our retail competitors. Additionally, we paid income taxes of $106.0 million in 2009 compared to $92.4 million in 2008.

  In December of 2009 our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. No shares were repurchased under this program in 2009.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense	59.4	60.0	60.5
shown separately below)
Gross margin	40.6	40.0	39.5
Selling and administrative expenses	32.4	32.8	32.5
Depreciation expense	1.6	1.7	1.9
Gain on sale of real estate	(0.3)	0.0	0.0
Operating profit	6.9	5.5	5.1
Interest expense	(0.0)	(0.1)	(0.1)
Interest and investment income	0.0	0.0	0.1
Income from continuing operations before income taxes	6.8	5.4	5.1
Income tax expense	2.6	2.0	1.9
Income from continuing operations	4.3	3.3	3.2
Income (loss) from discontinued operations, net of tax	(0.0)	(0.1)	0.2
Net income	4.2%	3.3%	3.4%

See the discussion below under the captions “2009 Compared To 2008” and “2008 Compared To 2007” for additional details regarding the specific components of our operating results.

Selling and administrative expenses in 2009 were increased by $4.0 million (10 basis points), pretax, for a legal settlement agreement (see note 10 to the accompanying consolidated financial statements for additional information on this matter). Gain on sale of real estate in 2009 was $13.0 million (30 basis points), pretax, for a company-owned and operated store in California sold at a gain.

Selling and administrative expenses in 2007 were reduced by $5.2 million (10 basis points), pretax, for proceeds we received from the KB Toys bankruptcy trust (see note 11 to the accompanying consolidated financial statements for additional information) and $4.9 million (10 basis points), pretax, for insurance proceeds we received as recovery for 2005 hurricane insurance claims.

Seasonality
As discussed in Item 1. under the “Seasonality” caption, our financial results fluctuate from quarter to quarter depending on various factors such as timing of new or closed stores, timing and extent of advertisements and promotions, and timing of holidays. We expect that the Christmas holiday selling season will continue to result in a significant portion of our sales and operating profits. If our sales performance is significantly better or worse during this time frame, we would expect a more pronounced impact on our annual financial results.

The following table sets forth the seasonality of net sales and operating profit for 2009, 2008, and 2007 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2009
Net sales percentage of full year	24.1%	23.0%	21.9%	31.0%
Operating profit as a percentage of full year	18.5	14.7	14.6	52.2
Fiscal Year 2008
Net sales percentage of full year	24.8%	23.8%	22.0%	29.4%
Operating profit as a percentage of full year	22.8	17.1	7.9	52.2
Fiscal Year 2007
Net sales percentage of full year	24.2%	23.3%	22.1%	30.4%
Operating profit as a percentage of full year	18.0	14.1	9.6	58.3

Operating Strategy
Over the past four fiscal years (fiscal 2006 through fiscal 2009), we have successfully repositioned our business by concentrating our efforts on the implementation of a strategy we refer to as the What’s Important Now Strategy (“WIN Strategy”). The WIN Strategy focuses on three key elements of the business: merchandising, real estate, and the cost structure. The WIN Strategy has been an operating profit growth strategy designed to expand the operating profit rate of our existing store base. Only recently, in 2009, as the commercial real estate market softened and rents declined, did we pursue net new store growth. Due to the implementation of WIN, our operating profit rate has expanded from 0.6% in 2005 to 6.9% in 2009 with operating profit dollars growing from $26.9 million to $325.0 million during that same time period. The growth in operating profit has translated to significant growth in earnings per share from continuing operations, which has increased from $0.14 per diluted share in 2005 to $2.44 per diluted share in 2009. Along the way, we generated approximately $1.5 billion of cash of which approximately $330 million was capital reinvested in our business and $900 million was returned to shareholders (aggregate share repurchases in 2006, 2007 and 2008 under publicly announced share repurchase programs).

In 2010, we anticipate the key elements of the WIN Strategy will remain consistent and we are forecasting continued operating profit growth. However, we believe we are entering the next phase of the WIN Strategy … a growth phase. The commercial real estate market has softened, thus providing more real estate available for us at prices that are more appropriate for our financial model and return on capital requirements. Given the strength of our financial performance we are in a better position to open new stores and take advantage of the current real estate market conditions.

In 2010, we expect:
  An operating profit rate of 7.0% to 7.2% based on an estimated comparable store sales increase of 3% to 4%, flat gross margin rate, and expense leverage compared to last year.

  Earnings per diluted share from continuing operations to be $2.65 to $2.75.

  Opening 80 new stores and closing 40 stores, for net growth of 40 stores or 3%.

  Cash provided by operating activities of approximately $315 million less capital expenditures of approximately $115 million resulting in $200 million of cash available for investment or redeployment, and

  The remaining $250.0 million of purchases under the 2010 Repurchase Program may be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. On March 10, 2010, we executed a $150.0 million accelerated share repurchase transaction.
The following sections provide additional discussion and analysis of our WIN Strategy with respect to merchandising, real estate, and cost structure. The 2009 Compared To 2008 section below provides additional discussion and analysis of the impact of these strategies on our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

Merchandising
From a merchandising perspective, our competitive positioning as the largest broadline closeout retailer affords us a strategic advantage when sourcing merchandise for our stores. We source our merchandise in three key ways:
  Closeouts, or excess inventory, comprise approximately half of the merchandise available for sale to our customers. Manufacturers and vendors have excess merchandise for a number of different reasons including retailers canceling orders, retailers going out of business, marketing or packaging changes, a new product launch that has failed, or for other various reasons. In these situations, we are able to source product at a discounted cost and offer significant value savings to our customers. We currently have thousands of vendor relationships for excess inventory that have been developed over many years. These relationships along with the size and financial strength of our company are a key barrier to entry and minimize the opportunities for other competitors to enter our retail segment.

  For certain merchandise categories, there is not always an abundant supply of excess inventory. In certain merchandise categories under these situations, we will work with vendors to develop product and import merchandise from overseas. Imports total approximately 25% to 30% of our merchandise sold in any given year. Categories with the highest concentration of imports include Seasonal, Furniture, and to a lesser extent Home and the Toys department.

  The balance of our merchandise assortment is replenishable type product or the captive label businesses we operate. The merchandise has a consistency of flow and availability so that it can be offered in our stores day in and day out. It has many of the same characteristics as our closeout business but is replenishable upon demand. Our prices on this merchandise are still positioned below our competition although to a lesser extent than the closeout component of our business.
We offer six major merchandising categories in our store: Consumables, Seasonal, Home, Hardlines, Furniture, and Other. These categories range in size with Consumables as the single largest at 30.8% of sales in 2009 and Other as the smallest at 12.0% of sales in 2009.

In recent years, our merchandising strategies to increase sales have been predominantly focused on growing the size of the basket, or average transaction value. There have been two primary methods to accomplishing this goal: drive more units per transaction, and grow the average item retail by offering our customers better quality merchandise, better values, and more prominent brand name products. This approach is consistent with our customer research which suggests that our core customer recognizes quality and brands and is willing to pay a higher retail price, so long as the value or cost savings is significant compared to what other retailers are offering. This strategy has resulted in fewer cartons processed by our distribution centers and stores and achieved positive comparable store sales.

While executing our WIN Strategy, we have made measurable progress towards our goals of growing sales per selling square foot (which increased from $146 per square foot in 2005 to $162 per square foot in 2009) and increasing gross margin dollars (which increased from $1,732 million in 2005 to $1,919 million in 2009).

From a merchandising perspective in 2010, our goal is to provide extreme value, improved quality, and continue to increase the presence of recognizable brand name merchandise in our stores. We expect our major merchandise categories will remain the same as prior years but the percentage of business by category may fluctuate from time to time based on customer demand and the availability of compelling deals that we are able to source and offer in our stores. Strategically, we anticipate opportunity does exist to continue to grow the basket, or average transaction value, through the same successful initiatives that benefitted results over the last few years. Additionally, during 2010 and in future years, we believe there are specific initiatives in marketing and store operations designed to begin to grow the number of transactions in our stores.

Our marketing efforts involve a mix of printed circulars, in-store marketing, television, and online advertising. Much of our marketing is based on information that we have learned about our customers, principally through customer surveys. Based on this information, we believe over 70% of our core customers come to our stores without a shopping list or without a specific item or brand in mind to purchase. Value dominates top of mind awareness as our customers look to us for savings. Nearly one half of the customers surveyed said their shopping trips to our stores last over 30 minutes, which we interpret as them coming to shop our stores for the “treasure hunt.” We have improved, and expect to continue to develop, our in-store signage and merchandising displays and arrangements. We continue to market to our Buzz Club members, by offering a free online membership and alerting them to new merchandise and offerings in our stores. Additionally, in 2009, we launched our Rewards program which is the first true loyalty card program in the Company’s history. After enrolling in this program, the customer receives a Rewards card which is to be presented and scanned at the register at time of purchase. After ten qualifying purchases each of $20 or more, the Rewards member will receive a coupon for 20% off a future purchase in our stores. Additionally, members will receive, via email, our ad circulars and other targeted promotional materials. Due to the investments made in our store register systems during 2007 and 2008, each time a Rewards card is scanned we have the technology to record and monitor purchasing behavior.

From a marketing perspective in 2010, there are three key initiatives designed to help to build transactions:
  First, the Rewards program and building the membership base is a key driver to future transaction growth. As of March 1, 2010, we have over 1.4 million Rewards members. To date, stores with the highest amount of Rewards member signups or penetration are seeing incremental transaction lifts in the low single digits. During 2010, we will be implementing technology that will enable us to offer our members targeted messages or promotions based on their specific buying patterns.

  Second, using our ad circulars and promotional pricing to create more buzzbuilders (excitement) could help increase transactions. The excitement created by buzzbuilders is predominantly achieved through price but uniqueness of item can be a factor as well.

  Lastly, we have expanded the mix of tender accepted in our stores and effective February 2010, we began accepting the American Express card. American Express cardholders typically have higher income demographics than other cardholders and we believe the marketing efforts and support from the vendor could increase our market share in that demographic.
From a store operations perspective, we began the company-wide rollout of our “Ready for Business” program in 2009. The program has certain performance criteria and standards aimed at improving the consistency of visual presentation, merchandise recovery efforts, and overall store cleanliness. Ready for Business also focuses on improvements in our employee training programs and hiring practices. This higher level of expectation and accountability within our store operations team increased the turnover rate of our district managers, store managers, and assistant store managers in 2009 and required us to recruit new talent to the organization.

In 2010, we believe that continued focus on Ready for Business standards and the investment made in talent in 2009 could help to improve sales through both the size of the average basket and the number of transactions. Additionally, with a higher level of confidence in the discipline on store standards and a higher caliber management team in place, we have identified certain investments in both store layout and store improvement capital which we will be executing throughout 2010. This effort will address approximately 120 stores with potential upside sales opportunities.

Real Estate
From the beginning of fiscal 2006 through fiscal 2008, we slowed our rate of new store openings based on our belief that many of the real estate locations available to us in the marketplace were too expensive and as such the return on investment would not be satisfactory to our shareholders. During 2006 through 2008, we opened a total of only 39 new stores (11 in 2006, 7 in 2007, and 21 in 2008). During the same timeframe, we closed 101 existing stores (37 in 2006, 29 in 2007, and 35 in 2008) for various reasons including lack of profitability, proposed new lease terms where rents were escalating and landlords were unwilling to renegotiate terms, or relocating the store to a potentially more productive location.

As a result of improvements in our store productivity and overall profitability over the last four years and the softening of the real estate market, we were able to grow our store base in 2009 for the first time in the last five years. We opened 52 new stores and closed 30 stores in 2009. The majority of our new store openings (41) were what we refer to as traditional stores, which are secondary or tertiary real estate normally located in retail strip centers. Additionally, in 2009 we tested two new store initiatives: “A” locations (8) and a smaller store concept (3). Generally speaking, new store openings performed very well in 2009 with “A” locations exceeding our expectations, traditional stores overall meeting our expectations and our small store test producing mixed results.

We believe we have opportunities with respect to the lease options included in our existing store leases. As stated in Item 2. Properties, of this Form 10-K, we have 230 store leases that expire in 2010. We expect to close approximately 40 of these stores, some of which have not performed to our expectations, some of which have no more lease renewal options and we expect the landlord to choose a different tenant, and some of which we anticipate exiting by our choice in favor of relocating the store to a new location in a nearby area. For our remaining approximately 190 store locations with 2010 lease expirations, we expect to exercise our renewal option or negotiate more favorable lease renewal terms sufficient enough to enable us to achieve an acceptable return on our investment.

Our real estate strategy has included the following additional investments in our existing fleet of stores in order to improve operating efficiency:
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

  In 2007 and 2008, we invested approximately $7 million in store retrofits and new merchandise fixtures at approximately 110 of our stores to better feature some of our key merchandise growth classifications, specifically Furniture.

  In 2009, we tested a new store layout in approximately 20 locations, predominantly in Columbus, Ohio. The layout test was designed to improve the ease of shopping our stores. It features Consumables more prominently in our store and improves the visual sight lines within the store. The customer reaction indicated that the store seemed better organized, cleaner, and has improved lighting, wider aisles, and generally presents merchandise more effectively. Based on our evaluation of the test results, we will expand this program to an additional 105 stores in 2010.

  Also in 2009, we made certain investments, both capital and expense, in a “Food Refresh” program. The program emphasizes cleanliness and merchandise presentation in our food departments and it included new or refinished fixtures in approximately one half of our stores while all stores received new signage and shelf labeling. Based on feedback from our customers, we believe improved cleanliness, better fixtures, and dedicated associate staffing to maintain a better merchandise presentation instills customer confidence in the quality and freshness of our food merchandise.
In 2010, we plan to increase the level of new store openings to 80 new stores and expect to close approximately 40 stores resulting in net store growth of 40 locations, or 3% of the total store base. In terms of the breakout of what types of stores we expect to open, the availability of space for our traditional locations remains good, rents are reasonable, and we estimate we will open approximately 50 traditional stores in 2010. In regards to “A” locations, we see a meaningful opportunity for growth in 2010 and estimate that we will open approximately 30 new “A” locations this year. This is a major step forward for our company and has been made possible by the softening in the commercial real estate market and the strength of our financial performance over the last several years. Additionally, a higher quality and more branded merchandise assortment along with improvements in store standards and customer service have given us the confidence that we can be successful in these locations with a new customer base that has a somewhat higher level of expectations in terms of the in-store shopping experience. During 2009, we learned a great deal through our small store test about the operational aspects and the merchandising changes or edits that are critical in this size of store. We will continue to make modifications to our 3 test stores and monitor their progress. Along the way in 2010, we may also add a couple of stores to the test.

Cost Structure
Our goal each year is to continue to generate expense leverage (lower expenses as a percent of net sales). We believe that several operational changes we have made, which we continue to refine, have significantly contributed to the achievement of our leverage goals. Some of the operational changes made include:
  Reduced inventory levels at our stores and regional distribution centers.

  Purchased and distributed merchandise to our stores in optimal quantities and pack sizes to minimize handling in our distribution centers and stores.

  Timed receipt of merchandise in stores closer to the expected display dates in order to avoid excessive handling merchandise.

  Increased the percentage of merchandise that arrives in our stores pre-ticketed and pre-packaged for efficient display and sale.

  Refined our staffing and payroll scheduling models in our stores, and

  Implemented several initiatives which lowered our distribution and outbound transportation expenses.
As a result of these operational changes and certain other initiatives in the business, our overall expenses as a percent of sales have declined by 480 basis points (2009 expense rate of 33.7% versus 2005 expense rate of 38.5%).

For 2010, we are forecasting an expense rate of 33.4% to 33.6%. Expense dollars are expected to decline in the areas of advertising, utilities, and insurance based on certain company specific initiatives developed by management. Store expenses along with distribution and transportation costs are expected to leverage as dollar growth in these areas is forecasted to be at a slower rate than our anticipated sales growth. Partially offsetting this leverage, we believe costs will increase and deleverage areas such as occupancy, depreciation, and equity related compensation expense, given the significant increase in our share price over the last 12 months.

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

Share Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares. No shares were repurchased under this program in 2009.

On March 2, 2010, based upon the strength of our operating performance and cash flow generation during the fourth fiscal quarter of 2009 and our estimated cash flow for fiscal 2010, our Board of Directors authorized a $250.0 million increase to our $150.0 million program bringing the total authorization of the 2010 Repurchase Program to $400.0 million. On March 10, 2010, we utilized $150.0 million of the authorization to execute an accelerated share repurchase transaction which reduced our common shares outstanding by 3.6 million. The total number of shares repurchased under the ASR will be based upon the volume weighted average price of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs. The final settlement could increase or decrease the 3.6 million shares initially reduced from our outstanding common shares. The remaining $250.0 million will be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2010 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The 2010 Repurchase Program will continue until exhausted and will be funded with cash and cash equivalents, cash generated during fiscal 2010 or, if needed, by drawing on our $500.0 million unsecured credit facility.

2009 COMPARED TO 2008
Net Sales
As previously discussed, we manage our business on the basis of one segment: broadline closeout retailing. We report net sales information for six merchandise categories. Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage in 2009 compared to 2008 were as follows:

	2009		2008		Change
($ in thousands)

Consumables	$1,456,370	30.8%	$1,410,383	30.4%	$45,987	3.3%
Home	717,744	15.2	713,103	15.4	4,641	0.7
Furniture	716,785	15.2	698,276	15.0	18,509	2.7
Hardlines	677,790	14.3	646,563	13.9	31,227	4.8
Seasonal	591,321	12.5	585,025	12.6	6,296	1.1
Other	566,762	12.0	591,933	12.7	(25,171)	(4.3)
Net sales	$4,726,772	100.0%	$4,645,283	100.0%	$81,489	1.8%

Net sales increased $81.5 million, or 1.8%, to $4,726.8 million in 2009 compared to $4,645.3 million in 2008. The increase in net sales was principally due to our comparable store sales increase of 0.7%, or approximately $32 million, and non-comparable store sales, which increased by approximately $37 million. Our comparable store sales are calculated by using all stores that were open for at least two fiscal years as of the beginning of the current fiscal year. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods or criteria. The average number of stores in operation throughout 2009 and 2008 was approximately 1,354 stores and 1,356 stores, respectively. Following a comparable store sales decrease of 1.5% through the first half of 2009, sales trends improved resulting in a comparable store sales increase of 2.8% in the second half of 2009 thereby producing an annual comparable store sales increase of 0.7%. Comparable store sales increased in the low to mid-single digits from September through January due to improvements in our merchandise offering, and improved discretionary spending trends as we met the first anniversary of the significant economic turmoil that began to impact us in our fourth fiscal quarter of 2008. Specifically, comparable store sales increased 5.1% in the fourth fiscal quarter of 2009. Based on these trends and sales results of February 2010, we estimate 2010 comparable store sales will increase in the range of 3% to 4%.

From a merchandise perspective, sales in most major merchandise categories increased in 2009 compared to 2008. Consumables continued its consistent sales growth throughout the year. Consumers continued to seek out value when shopping for the everyday household use items that we offer in our Consumables business. We believe our strategy of offering name brands at competitive prices led to this consistently positive net sales performance in the Consumables category. The Home category net sales consistently underperformed through the second fiscal quarter. However, accelerating sales trends in the second half of 2009 due to certain merchandise assortment changes and the improvement experienced in consumer discretionary spending trends led to a total sales increase for fiscal 2009. The Furniture category also underperformed through the third fiscal quarter principally due to lower sales in our mattress department. However, new key items in upholstery and case goods along with a sales rebound in our mattress department led to a fourth fiscal quarter comparable store sales increase in the high single digits leading to our overall sales increase of 2.7% for 2009. The Hardlines category continued its increase in net sales driven by sales of electronics, particularly DVDs, cameras and televisions. The Seasonal category net sales produced positive results in the second half of the year due to a comparable sales increase of our Christmas merchandise in the fourth fiscal quarter. The Other category sales decline is primarily due to three large closeout deals (drugstore merchandise, furniture, and apparel) that occurred in 2008; fewer closeout deals were sold in the Other category in 2009. Partly offsetting the closeout deals decline was an increase in toy department sales.

Gross Margin
Gross margin dollars increased $61.9 million, or 3.3%, to $1,919.3 million in 2009 compared to $1,857.4 million in 2008. Gross margin as a percentage of net sales was 40.6% in 2009 compared to 40.0% in 2008. The increase in gross margin dollars was due to the higher gross margin rate and the increase in sales. The increase in gross margin rate increased gross margin dollars by approximately $29 million. Also contributing to the increased gross margin dollars was higher net sales of $81.5 million, which increased gross margin dollars by approximately $33 million. The gross margin rate increase was principally due to higher initial mark up on merchandise sold, lower inbound freight costs and a lower shrink accrual rate. We achieved lower inbound freight costs in 2009 because of lower diesel fuel costs, lower ocean freight rates, renegotiated carrier rates, and careful review of the mode of transportation to find the most efficient method to ship goods to our distribution centers. The gross margin rate also benefitted from favorable adjustments to the shrink accrual as physical inventories were completed at our stores. Our inventory turnover improved to 3.7 turns in 2009 compared to 3.6 turns in 2008. Based on historical results and current economic conditions, we expect our 2010 gross margin rate to be approximately 40.6%, or flat compared to 2009, as strength in initial mark up, lower shrink costs and a slightly lower markdown rate are expected to be offset by rising freight costs, both import and domestic. Based on the current general economic trends, our vendors may be negatively impacted by insufficient availability of credit to fund their operations or insufficient demand for their products, which may affect their ability to fulfill their obligations to us. Additionally, the general economic conditions have caused a higher level of uncertainty of our forecasted sales results, and thus, demand for our merchandise could differ materially from our expectation causing us to under or over buy certain merchandise, which may result in customer dissatisfaction or excessive markdowns required to liquidate the merchandise.

Selling and Administrative Expenses
Selling and administrative expenses increased $8.5 million, or 0.6%, to $1,532.4 million in 2009 compared to $1,523.9 million in 2008. The increase in selling and administrative expenses was principally caused by an increase in store occupancy expenses of $15.5 million, higher employee benefit expenses of $7.7 million, higher share-based compensation expense of $4.8 million, litigation-related expenses of $4.6 million, and bonuses of $4.4 million. These items were partially offset by a $23.4 million decrease in distribution and outbound transportation costs and a $6.1 million decrease in advertising expenses. The increase in store occupancy expenses is primarily due to higher rents and real estate taxes related to the leases of the 73 new stores opened in 2009 and 2008. The increase in employee benefits is principally due to higher paid health insurance claims and pension expense. The increase in share-based compensation is primarily due to our acceleration of vesting of restricted stock grants based on our profit performance in 2009. In 2009, we accrued $4.0 million for a certain legal settlement agreement (see note 10 to the accompanying consolidated financial statements). The $4.4 million increase of bonuses was directly related to our performance. The decline in distribution and outbound transportation costs is a result of lower inventory levels, the integration of our Ohio and California furniture distribution operations into our regional distribution centers in July 2008 and 2009, respectively, the renegotiation of dedicated carrier contracts with more favorable rates starting in August 2009, more efficient operations due to increased volume of cartons, and the impact of decreased diesel fuel costs. Advertising expenses decreased due to renegotiated printing contracts with more favorable terms, reduced local advertising, and reduced newspaper distributions.

Selling and administrative expenses as a percentage of net sales were 32.4% in 2009 compared to 32.8% in 2008. The decrease of 0.4% is primarily due to the effect of the increase in sales of 1.8% as selling and administrative expense dollars increased 0.6% as discussed above. Our future selling and administrative expense as a percentage of net sales rate is dependent upon many factors including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost. In 2010, we expect expense leverage based on company specific initiatives to lower costs and the leveraging impact of our estimated comparable store sales increase of 3% to 4%. We expect expense dollars to decrease in the areas of advertising, utilities, and health insurance based on certain company specific initiatives and program changes. We estimate dollars will increase in store payroll, and distribution and transportation; however, the increase is forecasted to be at a lower rate than our estimated total sales growth of 5% to 6%. Additionally, we are forecasting slight deleverage in the areas of occupancy, depreciation, and equity related compensation expenses.

Depreciation Expense
Depreciation expense decreased $3.7 million, or 4.7%, to $74.9 million in 2009 compared to $78.6 million for 2008. The decrease in depreciation expense was principally related to our stores and was due to assets becoming fully depreciated since the prior year. Many of these fully depreciated assets were placed in service in 2003 or 2004 and had five-year estimated service lives. Compared to more recent years, capital expenditures were significantly higher in 2003 and 2004, principally due to store remodels and a higher number of store openings in 2003 and 2004.

For 2010, we expect capital expenditures of approximately $115 million. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2010 depreciation expense to be $80 million to $85 million, which would represent an increase from the $74.9 million of depreciation expense in 2009.

Interest Expense
Interest expense decreased $3.5 million to $1.8 million in 2009 compared to $5.3 million in 2008. The decrease in interest expense was principally due to lower average borrowings (including capital leases) of $8.6 million in 2009 compared to average borrowings of $151.8 million in 2008. The higher average borrowings in 2008 were driven principally by the acquisition of our common shares under our publicly announced share repurchase programs which were completed in 2008. In 2009, cash flow provided by operations was sufficient to repay the borrowings under the 2009 Credit Agreement in the fourth fiscal quarter. Our average effective interest rate of 1.8% in 2009 was lower than our average effective interest rate of 3.5% in 2008. The decrease in the average effective interest rate, which resulted from generally lower rates in the overall short-term interest rate markets, decreased our interest expense by approximately $0.1 million in 2009.

Interest and Investment Income

Interest and investment income increased $0.1 million in 2009 to $0.2 million compared to $0.1 million in 2008. The increase in interest and investment income was caused by the increase in funds available to invest in 2009 compared to 2008, partly offset by a decrease in investment yield. Our average invested amount in 2009 was $68.9 million compared to $3.6 million in 2008. In 2009, we invested primarily in deposits with financial institutions and highly liquid investments, including money market funds and variable rate demand notes. We held $245.0 million of investments at the end of 2009.

Income Taxes
Our effective income tax rate on income from continuing operations was 37.7% for 2009 compared to 38.0% for 2008. The net decrease in 2009 was primarily driven by the release of the valuation allowance on unrealized capital losses in contrast to an increase in the valuation allowance in 2008.

We anticipate our 2010 effective income tax rate to be within a range of 38.0% to 39.0%.

Discontinued Operations
Loss from discontinued operations was $1.0 million, net of tax, in 2009 compared to $3.3 million, net of tax, in 2008. The 2009 loss from discontinued operations was primarily due to the KB-II Bankruptcy Lease Obligations (see note 11 to the accompanying consolidated financial statements). In the fourth fiscal quarter of 2009, we obtained assignment of a lease for the former KB-II corporate office and recorded a charge of $0.7 million, net of tax, in loss from discontinued operations. The remaining $0.3 million loss from discontinued operations, net of tax, in 2009 pertained to other KB-II Bankruptcy Lease Obligations. KB-II declared bankruptcy again in December 2008. As a result of this bankruptcy filing, KB-II rejected 31 store leases for which we believe we have an indemnification obligation. The 2008 loss from discontinued operations of $3.3 million, net of tax, was comprised of $3.0 million, net of tax, for the KB-II Bankruptcy Lease Obligations and $0.3 million, net of tax, for exit-related costs on the remaining 2005 closed stores which met the criteria for classification as discontinued operations.

2008 COMPARED TO 2007
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

Net sales decreased $11.0 million, or 0.2%, to $4,645.3 million in 2008 compared to $4,656.3 million in 2007. There were fewer open stores in 2008 which caused a decrease of $34.0 million partially offset by our comparable store sales increase of 0.5%, which increased sales by $23.0 million. Our comparable store sales are calculated by using all stores that were open for at least two fiscal years as of the beginning of 2008. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods or criteria. Following a comparable store sales increase of 3.1% in the first half of 2008, sales trends softened resulting in a comparable store sales decrease of 1.9% in the second half of 2008. We believe that our comparable store sales results in the third and fourth fiscal quarters were in part due to the worsening general economic trends.

From a merchandise perspective, the Consumables, Hardlines, and Furniture categories net sales increased while net sales of Home, Other, and Seasonal declined. Consumables continued its consistent sales growth throughout the year. As the year progressed, consumers chose to seek out value when shopping for the everyday household use items that we offer in our Consumables business. We believe our strategy of offering name brands at competitive prices has led to this consistently positive net sales performance in the Consumables category. The Hardlines category increase in net sales was driven by the availability in the second half of 2008 of multiple closeout deals containing higher ticket electronics, highlighted by significant values on items such as popular video games and personal computer laptops from national brand manufacturers. The Furniture category increase was driven by sales of mattresses, which were attributable to the customer response throughout the year especially when promotional pricing was coupled with holiday events such as the Labor Day mattress promotion. The Home category net sales consistently underperformed throughout the year continuing a trend which began in the first half of 2007. We believe our customers elected to defer purchases of this type of merchandise. The Other category sales decline is primarily due to lower sales of toys principally in the latter half of the year, when toys represent a relatively larger portion of our total net sales. The lower toys sales results were partially offset within the Other category by higher sales driven by closeout deals of licensed kids underwear during the first half of the year. The Seasonal category net sales produced positive results in the first half of the year for lawn & garden and summer merchandise; however, the second half of the year’s net sales underperformed due to lower comparable store sales for Christmas, Halloween, and harvest. Because the Christmas selling season represents a higher portion of the total year’s sales in this category, the decline in Christmas merchandise sales drove the category sales lower for the year.

Gross Margin
Gross margin dollars increased $17.1 million, or 0.9%, to $1,857.4 million in 2008 compared to $1,840.3 million in 2007. Gross margin as a percentage of net sales was 40.0% in 2008 compared to 39.5% in 2007. The increase in gross margin dollars was principally due to the higher gross margin rate, which increased gross margin dollars by approximately $21 million. Partially offsetting the higher gross margin rate was lower net sales of $11.0 million, which reduced gross margin dollars by approximately $4 million. The gross margin rate increase of 50 basis points was primarily due to higher initial markup on merchandise and favorable shrink results partially offset by higher markdowns and the mix impact of our higher net sales in merchandise categories, such as Consumables, that have lower gross margin rates. The improvement in initial markup was due in part to a drugstore liquidation deal, a furniture closeout from a large national brand, and an overall favorable deal environment for closeout merchandise. In addition, initial markup was higher in 2008 due to our Home Event, which we offered in our stores principally during the first half of the year. The Home Event merchandise was included in the Furniture category and Home category. Shrink was lower principally due to favorable physical inventory results. Higher markdowns were attributable in part to planned markdowns associated with a drugstore liquidation deal, a furniture closeout from a large national brand, and our Home Event merchandise. Our inventory turnover improved to 3.6 turns in 2008 compared to 3.5 turns in 2007.

Selling and Administrative Expenses
Selling and administrative expenses increased $8.5 million, or 0.6%, to $1,523.9 million in 2008 compared to $1,515.4 million in 2007. The increase in selling and administrative expenses was principally caused by an increase in medical plan expenses of $9.7 million, higher share-based compensation expense of $5.5 million, the 2007 partial recovery of the HCC Note investment of $5.2 million (see note 11 to the accompanying consolidated financial statements for additional discussion of the HCC Note), the 2007 reduction in selling and administrative expenses due to the receipt of insurance proceeds for 2005 hurricane claims of $4.9 million, and higher store utilities of $3.4 million. These items were partially offset by a $17.1 million decrease in distribution and outbound transportation costs and a $15.8 million decrease in store payroll costs. The increase in medical plan expenses is principally due to higher paid claims. The increase in share-based compensation is principally due to our adoption of SFAS No. 123(R) under the modified prospective method of accounting in the first fiscal quarter of 2006 and our acceleration of vesting of stock options in the fourth fiscal quarter of 2005. Higher store utilities costs were driven by colder weather this winter and higher average commodity rates throughout the majority of 2008. The decline in distribution and outbound transportation costs is a result of lower inventory levels, fewer cartons processed through our distribution centers (as discussed above), more one-way trips to the stores resulting in higher shipping cost per mile but fewer miles traveled and, beginning in July 2008, the integration of our Ohio furniture distribution operation into four of our regional distribution centers. Partially offsetting these favorable distribution and outbound transportation costs was the impact of higher diesel fuel prices. Store payroll is lower due to fewer stores and employees and fewer cartons of merchandise resulting from the $11.0 million decline in net sales and the merchandise strategy that involves offering merchandise with slightly higher average item retails.

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

Depreciation Expense
Depreciation expense decreased $9.9 million, or 11.2%, to $78.6 million in 2008 compared to $88.5 million for 2007. The decrease was principally related to the five-year service life store remodel program assets that were placed in service in 2002 and 2003 and a lower level of capital expenditures in 2006 and 2007. The lower capital expenditures in 2006 and 2007 are principally related to opening seven stores in 2007 and 11 stores in 2006 compared to opening 73, 103, and 86 stores in 2005, 2004, and 2003, respectively. In addition, in 2006 and 2007, we took a conservative approach to capital investments aimed primarily at the development and installation of a new point-of-sale register system, which was installed in approximately 700 stores in 2007 and in all of our remaining stores in 2008. As a result of the installation of the new point-of-sale register system, we reduced the estimated remaining service life on our old register system, effective the fourth fiscal quarter of 2006. The impact of this service life reduction was to recognize $4.1 million in 2007 and $0.5 million in 2008 as additional depreciation expense associated with the old cash registers.

Interest Expense
Interest expense increased $2.8 million to $5.3 million in 2008 compared to $2.5 million in 2007. The increase in interest expense was principally due to higher average borrowings of $151.8 million in 2008 compared to average borrowings of $37.9 million in 2007. The higher average borrowings caused interest expense to be higher by approximately $4 million. The higher average borrowings were driven principally by the acquisition of our common shares under our publicly announced share repurchase programs. Our average effective interest rate of 3.5% in 2008 was lower than our average effective interest rate of 6.6% in 2007. The decrease in the average effective interest rate, which resulted from generally lower rates in the overall short-term interest rate markets, decreased our interest expense by approximately $1.0 million in 2008.

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

CAPITAL RESOURCES AND LIQUIDITY
On April 28, 2009, we entered into the 2009 Credit Agreement, a new $500 million three-year unsecured credit facility that replaced the 2004 Credit Agreement. The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid an aggregate amount of $5.6 million of bank fees and expenses, which are being amortized over the term of the agreement. Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit. The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating. The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2009 Credit Agreement. The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement. As of January 30, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary sources of our liquidity are cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement. Our net income and cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the Christmas selling season (during our fourth fiscal quarter). Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At January 30, 2010, we had no borrowings outstanding under the 2009 Credit Agreement and, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $50.1 million, the borrowings available under the 2009 Credit Agreement were $449.9 million. We anticipate total indebtedness under the facility will be less than $75.0 million through the end of June 2010, all of which will be comprised of letters of credit, excluding any impact from the execution of the 2010 Repurchase Program. In 2009, our total indebtedness (outstanding borrowings and letters of credit) peaked at approximately $120.8 million in early February 2009 under our 2004 Credit Agreement. Working capital was $580.4 million at January 30, 2010.

Whenever our liquidity position requires us to borrow funds under the 2009 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: 1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and 2) cash outflows such as check clearings for the acquisition of merchandise, payroll and other operating expenses, wire and other electronic transactions for merchandise purchases, income and other taxes, employee benefits, and other miscellaneous disbursements.

We use the 2009 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2009 Credit Agreement to provide letters of credit for various operating and regulatory requirements, a significant portion of which consists of letters of credit required as a result of our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2009 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season.

Cash provided by operating activities was $392.0 million, $211.1 million and $307.9 million in 2009, 2008, and 2007, respectively. The 2009 increase in cash provided by operating activities of $180.9 was principally due to higher net income and improved accounts payable leverage (accounts payable divided by inventories). Accounts payable leverage improved due to the lower amount of inventories and our efforts to continue to work with our import and domestic vendors to further extend payment terms. The 2008 decrease in cash provided by operating activities of $96.8 million was primarily due to the decline in accounts payable leverage as accounts payable decreased more than inventory decreased. Accounts payable decreased because of a shift in our merchandise mix to purchases from vendors with shorter payment terms, many of whom offered us cash discounts. Our cash paid for income taxes was $106.0 million, $92.4 million, and $65.8 million during 2009, 2008, and 2007, respectively. The increases in income taxes paid were a direct result of higher operating profits and partly impacted by the timing of required tax payments relative to the fiscal years in which these profits were earned. Our total contributions to the Pension Plan were $10.8 million, $11.3 million, and $0.9 million in 2009, 2008, and 2007 respectively. These contributions were made to increase the funded level of the Pension Plan. Based on assumptions about our 2010 operating performance that we have discussed above in MD&A, we expect cash provided by operating activities to be approximately $315 million in 2010. However, based on the current general economic conditions, consumers may elect to defer or forego purchases in response to tighter credit and negative financial news. Reduced consumer spending may reduce our net sales, which could lower our profitability and limit our ability to convert merchandise inventories to cash.

Cash used in investing activities was $77.9 million, $88.2 million, and $58.8 million in 2009, 2008, and 2007, respectively. The 2009 decrease in cash used in investing activities of $10.3 and the 2008 increase in cash used in investing activities of $29.4 million was principally due to fluctuations in capital expenditures year from year. The 2009 capital expenditures were driven by the investments in 52 new store openings and the continued development of our SAP® for Retail system. The 2008 capital expenditures were driven by the investments in 21 new store openings, our SAP® for Retail system, which included development costs and additional payments for hardware and licensing fees, the completion of the installation of new cash registers in all of our stores, and the acquisition of two store properties that were previously leased. We expect capital expenditures to be approximately $115 million in 2010, comprised principally of maintenance capital of approximately $35 million to $40 million, real estate capital of approximately $35 million to $40 million driven by our plan to open 80 new stores, and other investments of approximately $40 million which include, among other things, capital to refresh 120 stores, investment in energy management systems for 700 stores, and our continued software development of the SAP® for Retail system.

Cash used in financing activities was $65.1 million, $125.2 million, and $493.7 million in 2009, 2008, and 2007, respectively. In 2009, cash used in financing activities was principally due to the repayment of borrowings outstanding under our bank credit facility of $60.7 million and the payment of bank fees of $5.6 million associated with our entry into the 2009 Credit Agreement, partially offset by the proceeds from the exercise of stock options of $4.9 million. In 2008, cash used in financing activities was principally due to net payments on our prior bank credit facility of $102.0 million and $37.5 million of payments for treasury shares acquired under our November 2007 Repurchase Program, partially offset by proceeds from the exercise of stock options of $10.9 million.

In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150 million of our common shares. No shares were repurchased under this program in 2009.

On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our $150.0 million program bringing the total authorization of the 2010 Repurchase Program to $400.0 million. On March 10, 2010, we utilized $150.0 million of the authorization to execute an accelerated share repurchase transaction which reduced our common shares outstanding by 3.6 million. The total number of shares repurchased under the ASR will be based upon the volume weighted average price of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs. The final settlement could increase or decrease the 3.6 million shares initially reduced from our outstanding common shares. The terms of the ASR restrict us from declaring a dividend prior to its completion, which is currently scheduled to be no later than January 26, 2011. The remaining $250 million will be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2010 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The 2010 Repurchase Program will continue until exhausted and will be funded with cash and cash equivalents, cash generated during fiscal 2010 or, if needed, by drawing on our $500.0 million unsecured credit facility.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations
The following table summarizes payments due under our contractual obligations at January 30, 2010:

	Payments Due by Period (1)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
(In thousands)
Obligations under bank credit facility (2)	$-	$-	$-	$-	$-
Operating lease obligations (3) (4)	917,454	263,782	386,664	206,795	60,213
Capital lease obligations (4)	3,707	2,352	1,220	135	-
Purchase obligations (4) (5)	839,587	676,012	113,544	49,354	677
Other long-term liabilities (6)	46,652	16,317	7,347	2,371	20,617
Total contractual obligations (7)	$1,807,400	$958,463	$508,775	$258,655	$81,507

(1)	The disclosure of contractual obligations in this table is based on assumptions and estimates that we believe to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that we ultimately incur. Variables that may cause the stated amounts to vary from the actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by us as of the date of this report; fluctuations in third party fees, governmental charges, or market rates that we are obligated to pay under contracts we have with certain vendors; and the exercise of renewal options under, or the automatic renewal of, contracts that provide for the same.

(2)	Obligations under bank credit facility consist of the borrowings outstanding under the 2009 Credit Agreement. In addition, we had outstanding letters of credit totaling $50.1 million at January 30, 2010. Approximately $46.8 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in Purchase Obligations. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)	Operating lease obligations include, among other items, leases for retail stores, warehouse space, data center, offices, and certain computer and other business equipment. The future minimum commitments for retail store, data center, office, and warehouse space operating leases are $687.6 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $221.9 million at January 30, 2010. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $8.0 million relates primarily to operating leases for computer and other business equipment.

(4)	For purposes of the lease and purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, we disclosed in the table our minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of future decisions to exercise options to extend or terminate any existing leases.

(5)	Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $478.5 million, the entirety of which represents obligations due within one year of January 31, 2010. In addition, we have a purchase commitment for future inventory purchases totaling $138.5 million at January 31, 2010. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, we have included the value of the purchases that we anticipate making during each of the reported periods, as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $222.6 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)	Other long-term liabilities include $15.4 million for expected contributions to the Pension Plan and our nonqualified, unfunded supplemental defined benefit pension plan (“Supplemental Pension Plan”), $17.1 million for obligations related to our nonqualified deferred compensation plan, $13.4 million for unrecognized tax benefits, and $0.8 million for closed store lease termination costs. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $2.6 million for payments expected in 2010 and $10.8 million of timing-related income tax uncertainties anticipated to reverse in 2010. Unrecognized tax benefits in the amount of $20.9 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

(7)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to the KB Toys business. For further discussion, see note 11 to the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
For a discussion of the KB Bankruptcy Lease Obligations, see note 11 to the accompanying consolidated financial statements. Because the KB Toys business filed for bankruptcy again in December 2008 and liquidated all of its store operations, we accrued a contingent liability on our balance sheet at January 30, 2010, in the amount of $4.8 million for 31 KB Toys store leases for which we may have an indemnification or guarantee obligation and a former KB Toys corporate office lease for which we took an assignment in 2009. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements or accompanying notes. On an on-going basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that management believes are reasonable under the circumstances.Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates.

Our significant accounting policies, including the recently adopted accounting standards and recent accounting standards – future adoptions, are described in note 1 to the accompanying consolidated financial statements. We believe the following assumptions and estimates are the most critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

When management determines the salability of merchandise inventories is diminished, markdowns for clearance activity and the related cost impact are recorded at the time the price change decision is made. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, the age of merchandise, and seasonal trends. Timing of holidays within fiscal periods, weather, and customer preferences could cause material changes in the amount and timing of markdowns from year to year.

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our historical and current year inventory results. Independent physical inventory counts are taken at each store once a year. During 2010, the majority of these counts occur between January and September. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on individual store historical results. Thus, the shrink accrual rate will be adjusted throughout the January through September inventory cycle based on actual results. At January 30, 2010, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $4 million. While it is not possible to quantify the impact from each cause of shrinkage, we have loss prevention programs and policies aimed at minimizing shrinkage.

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

We recognized impairment charges of $0.4 million, $0.1 million, and $0.8 million in 2009, 2008, and 2007, respectively. We believe that our impairment charges are trending lower because we closed a number of underperforming stores at the end of 2005, and continued to close (primarily through non-renewal of leases) underperforming stores in 2007, 2008, and 2009. We only identified four stores with impairment indicators as a result of our annual store impairment tests in 2009 and we recognized impairment charges on those stores. Therefore, we do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2009. However, if our future operating results decline significantly, we may be exposed to impairment losses that could be material (for additional discussion of this risk, see “Item 1A. Risk Factors – A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long lived assets and deferred tax assets.”).

In addition to our annual store impairment reviews, we evaluate our long-lived assets at each reporting period to determine whether impairment indicators are present. In 2008, we recorded impairment to the assets of one store as a result of a casualty loss due to hurricane damage. The amount of this impairment is included in the $0.1 million 2008 impairment charge discussed above.

Share-Based Compensation
We grant stock options and performance-based non-vested restricted stock to our employees under shareholder approved incentive plans. Share-based compensation expense was $20.3 million, $15.5 million, and $9.9 million in 2009, 2008, and 2007, respectively. The increase in share-based compensation is primarily due to our acceleration of vesting of restricted stock grants based on our profit performance in 2009, 2008 and 2007. Future share-based compensation expense for performance-based non-vested restricted stock is dependent upon the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for stock options is dependent upon the number and terms of future stock option awards and many estimates, judgments and assumptions used in arriving at the fair value of stock options. Future share-based compensation expense related to performance-based non-vested restricted stock and stock options may vary materially from the currently amortizing awards.

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

Compensation expense for performance-based non-vested restricted stock awards is recorded over the estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the achievement of the performance targets at each reporting period and make adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense. Any change in the estimated vesting date results in a prospective change to the related expense by charging the remaining unamortized expense over the remaining expected vesting period at the date the estimate was changed.

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

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit, changes in deferred tax asset valuation allowances and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

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

We evaluate the uncertainty of income tax positions taken or to be taken on income tax returns. When a tax position meets the more-likely-than-not threshold, we recognize economic benefits associated with the position on our consolidated financial statements. The more-likely-than-not recognition threshold is a positive assertion that an enterprise believes it is entitled to economic benefits associated with a tax position. When a tax position does not meet the more-likely-than-not threshold, or in the case of those positions that do meet the threshold but are measured at less than the full benefit taken on the return, we recognize tax liabilities (or de-recognize tax assets, as the case may be). A number of years may elapse before a particular matter, for which we have derecognized a tax benefit, is audited and fully resolved or clarified. We adjust unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively or ultimately settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or as a result of the evaluation of new information that becomes available.

Pension
Actuarial valuations are used to calculate the estimated expenses and obligations for our Pension Plan and Supplemental Pension Plan. Inherent in the actuarial valuations are several assumptions including discount rate and expected return on plan assets. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The weighted average discount rate used to determine the net periodic pension cost for 2009 was 7.3%. A 1.0% decrease in the discount rate would increase net periodic pension cost by $0.2 million. The long-term rate of return on assets used to determine net periodic pension cost in 2009 was 8.0%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.6 million.

During 2009, we reclassified $1.7 million, net of tax, from other comprehensive income to expense in our consolidated statement of operations. We recognized a benefit of $0.4 million, net of tax, to other comprehensive income in 2009, principally as a result of the increase in value of investments held by the pension trust. As of January 30, 2010, the accumulated other comprehensive income amount, which was principally unrealized actuarial loss, was $13.1 million loss, net of tax. During 2010, and in future periods, we expect to reclassify approximately $2.0 million from other comprehensive income to expense, assuming we achieve our estimated rate of return on pension plan investments in future periods. Additionally, in the event that we have future settlement events, as occurred in 2009 and 2007, we would expect that the expense related to future settlements would be greater than the $0.2 million and $1.3 million charges in 2009 and 2007, respectively.

Insurance and Insurance-related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 30, 2010 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $8 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4.0% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $1.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2009 Credit Agreement that we make from time to time. We had no borrowings at January 30, 2010 under the 2009 Credit Agreement. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010, of the Company, and our report dated March 30, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 30, 2010

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2009	2008	2007
Net sales	$4,726,772	$4,645,283	$4,656,302
Cost of sales (exclusive of depreciation expense
shown separately below)	2,807,466	2,787,854	2,815,959
Gross margin	1,919,306	1,857,429	1,840,343
Selling and administrative expenses	1,532,356	1,523,882	1,515,379
Depreciation expense	74,904	78,624	88,484
Gain on sale of real estate	(12,964)	-	-
Operating profit	325,010	254,923	236,480
Interest expense	(1,840)	(5,282)	(2,513)
Interest and investment income	175	65	5,236
Income from continuing operations before income taxes	323,345	249,706	239,203
Income tax expense	121,975	94,908	88,023
Income from continuing operations	201,370	154,798	151,180
Income (loss) from discontinued operations, net of tax expense
(benefit) of ($656), ($2,116), and $4,726 in fiscal
years 2009, 2008, and 2007, respectively	(1,001)	(3,251)	7,281
Net income	$200,369	$151,547	$158,461

Earnings per common share - basic:
Continuing operations	$2.47	$1.91	$1.49
Discontinued operations	(0.01)	(0.04)	0.07
	$2.45	$1.87	$1.56

Earnings per common share - diluted:
Continuing operations	$2.44	$1.89	$1.47
Discontinued operations	(0.01)	(0.04)	0.07
	$2.42	$1.85	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	January 30,	January 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$283,733	$34,773
Inventories	731,337	736,616
Deferred income taxes	51,012	45,275
Other current assets	56,884	54,207
Total current assets	1,122,966	870,871
Property and equipment - net	491,256	490,041
Deferred income taxes	28,136	53,763
Other assets	27,135	17,783
Total assets	$1,669,493	$1,432,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities under bank credit facility	$-	$61,700
Accounts payable	309,862	235,973
Property, payroll, and other taxes	69,388	66,525
Accrued operating expenses	52,519	45,693
Insurance reserves	39,570	38,303
KB bankruptcy lease obligation	4,786	5,043
Accrued salaries and wages	47,402	40,460
Income taxes payable	18,993	21,398
Total current liabilities	542,520	515,095
Deferred rent	31,490	29,192
Insurance reserves	44,695	45,197
Unrecognized tax benefits	28,577	28,852
Other liabilities	20,799	39,277

Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value;
issued 117,495 shares; outstanding 81,922 shares and
81,315 shares, respectively	1,175	1,175
Treasury shares - 35,573 shares and 36,180 shares, respectively, at cost	(791,042)	(804,561)
Additional paid-in capital	515,061	504,552
Retained earnings	1,289,353	1,088,984
Accumulated other comprehensive loss	(13,135)	(15,305)
Total shareholders' equity	1,001,412	774,845
Total liabilities and shareholders' equity	$1,669,493	$1,432,458

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

							Accumulated
					Additional		Other
	Common		Treasury		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - February 3, 2007	109,633	1,175	7,862	(124,182)	477,318	781,325	(5,933)	1,129,703
Net income	-	-	-	-	-	158,461	-	158,461
Other comprehensive income
Amortization of pension, net of tax of $(855)	-	-	-	-	-	-	1,246	1,246
Valuation adjustment of pension, net of tax of $1,245	-	-	-	-	-	-	(1,814)	(1,814)
Comprehensive income	-	-	-	-	-	-	-	157,893
Adoption of guidance under FASB ASC 740	-	-	-	-	-	(2,215)	-	(2,215)
Purchases of common shares	(30,059)	-	30,059	(714,911)	-	-	-	(714,911)
Exercise of stock options	2,742	-	(2,742)	46,946	(11,023)	-	-	35,923
Restricted shares awarded	286	-	(286)	6,662	(6,662)	-	-	-
Net tax benefit from share-based awards	-	-	-	-	19,821	-	-	19,821
Sale of treasury shares used for deferred compensation plan	80	-	(80)	767	1,598	-	-	2,365
Share-based employee compensation expense	-	-	-	-	9,907	-	-	9,907
Balance - February 2, 2008	82,682	1,175	34,813	(784,718)	490,959	937,571	(6,501)	638,486
Net income	-	-	-	-	-	151,547	-	151,547
Other comprehensive income
Amortization of pension, net of tax of $(316)	-	-	-	-	-	-	487	487
Valuation adjustment of pension, net of tax of $6,102	-	-	-	-	-	-	(9,331)	(9,331)
Comprehensive income	-	-	-	-	-	-	-	142,703
Adoption of guidance under FASB ASC 715,
net of tax of $88 and $(26), respectively	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	788	-	(788)	17,530	(6,670)	-	-	10,860
Restricted shares awarded	2	-	(2)	40	(40)	-	-	-
Net tax benefit from share-based awards	-	-	-		4,590	-	-	4,590
Sale of treasury shares used for deferred compensation plan	13	-	(13)	95	257	-	-	352
Share-based employee compensation expense	-	-	-	-	15,456	-	-	15,456
Balance - January 31, 2009	81,315	1,175	36,180	(804,561)	504,552	1,088,984	(15,305)	774,845
Net income	-	-	-	-	-	200,369	-	200,369
Other comprehensive income
Amortization of pension, net of tax of $(1,105)	-	-	-	-	-	-	1,740	1,740
Valuation adjustment of pension, net of tax of $(273)	-	-	-	-	-	-	430	430
Comprehensive income	-	-	-	-	-	-	-	202,539
Purchases of common shares	(87)	-	87	(1,849)	-	-	-	(1,849)
Exercise of stock options	362	-	(362)	8,045	(3,114)	-	-	4,931
Restricted shares awarded	328	-	(328)	7,291	(7,291)	-	-	-
Net tax benefit from share-based awards	-	-	-		559	-	-	559
Sale of treasury shares used for deferred compensation plan	4	-	(4)	32	80	-	-	112
Share-based employee compensation expense	-	-	-	-	20,275	-	-	20,275
Balance - January 30, 2010	81,922	$1,175	35,573	$(791,042)	$515,061	$1,289,353	$(13,135)	$1,001,412

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2009	2008	2007
Operating activities:
Net income	$200,369	$151,547	$158,461
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expense	71,501	73,787	83,103
Deferred income taxes	18,014	13,518	457
KB Toys matters	409	3,119	(6,108)
Non-cash share-based compensation expense	20,275	15,456	9,907
Non-cash impairment charges	358	137	757
Loss on disposition of property and equipment	1,072	1,626	2,919
Gain on sale of real estate	(12,964)	-	-
Pension	(5,193)	(8,734)	2,901
Change in assets and liabilities:
Inventories	5,279	11,326	10,243
Accounts payable	73,889	(24,299)	66,276
Current income taxes	(4,359)	(12,362)	6,010
Other current assets	(2,177)	(1,258)	(1,653)
Other current liabilities	18,064	(9,590)	(25,414)
Other assets	(5,285)	1,595	(2,491)
Other Iiabilities	12,774	(4,805)	2,564
Net cash provided by operating activities	392,026	211,063	307,932
Investing activities:
Capital expenditures	(78,708)	(88,735)	(60,360)
Proceeds from HCC Note	-	-	235
Purchases of short-term investments	-	-	(436,040)
Redemptions of short-term investments	-	-	436,040
Cash proceeds from sale of property and equipment	861	550	1,394
Other	(90)	(7)	(33)
Net cash used in investing activities	(77,937)	(88,192)	(58,764)
Financing activities:
Proceeds from borrowings under bank credit facility	280,000	2,918,600	821,100
Payment of borrowings under bank credit facility	(341,700)	(3,020,600)	(657,400)
Payment of capital lease obligations	(2,612)	(1,523)	(592)
Proceeds from the exercise of stock options	4,931	10,860	35,923
Excess tax benefit from share-based awards	1,568	4,590	19,821
Payment for treasury shares acquired	(1,849)	(37,508)	(714,911)
Deferred bank credit facility fees paid	(5,579)	-	-
Treasury shares sold for deferred compensation plan	112	352	2,365
Net cash used in financing activities	(65,129)	(125,229)	(493,694)
Increase (decrease) in cash and cash equivalents	248,960	(2,358)	(244,526)
Cash and cash equivalents:
Beginning of year	34,773	37,131	281,657
End of year	$283,733	$34,773	$37,131

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$277	$5,568	$1,732
Cash paid for income taxes, excluding impact of refunds	$105,961	$92,433	$65,767
Non-cash activity:
Assets acquired under capital leases	$-	$5,525	$3,089
Accrued property and equipment	$3,901	$3,588	$7,930

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are the nation's largest broadline closeout retailer. At January 30, 2010, we operated a total of 1,361 stores in 47 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Basis of Presentation
The consolidated financial statements include Big Lots, Inc. and all of its subsidiaries, have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America, and include all of our accounts. We consolidate all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. 2009 was comprised of the 52 weeks that began on February 1, 2009 and ended on January 30, 2010. 2008 was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009. 2007 was comprised of the 52 weeks that began on February 4, 2007 and ended on February 2, 2008.

Segment Reporting
We manage our business based on one segment, broadline closeout retailing. At the end of 2009, 2008, and 2007, all of our operations were located within the United States of America.

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

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds and variable rate demand notes, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days. Amounts due from banks for these transactions totaled $24.0 million and $21.5 million at January 30, 2010 and January 31, 2009, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of January 30, 2010 or January 31, 2009.

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Cost includes any applicable inbound shipping and handling costs associated with the receipt of merchandise into our distribution centers (See the discussion below under the caption “Selling and Administrative Expenses” for additional information regarding outbound shipping and handling costs to our stores). Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into departments of merchandise having similar characteristics at its current retail selling value. Current retail selling values are converted to a cost basis by applying an average cost factor to each specific merchandise department’s retail selling value. Cost factors represent the average cost-to-retail ratio computed using beginning inventory and all fiscal year-to-date purchase activity specific to each merchandise department.

Under the average cost retail inventory method, permanent sales price markdowns result in cost reductions in inventory. Our permanent sales price markdowns are typically related to end of season clearance events and are recorded as a charge to cost of sales in the period of management’s decision to initiate sales price reductions with the intent not to return the price to regular retail. Promotional markdowns are recorded as a charge to net sales in the period the merchandise is sold. Promotional markdowns are typically related to specific marketing efforts with respect to products maintained continuously in our stores or products that are only available in limited quantities but represent substantial value to our customers. Promotional markdowns are principally used to drive higher sales volume during a defined promotional period.

We record a reduction to inventories and charge to cost of sales for a shrinkage inventory allowance. The shrinkage allowance is calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our historical and current year experience based on physical inventory results.

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

Property and Equipment - Net
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

Long-Lived Assets
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

Share-Based Compensation
Share-based compensation expense is recognized in selling and administrative expense in our consolidated statements of operations for all options that we expect to vest. We estimate forfeitures based on historical information. We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for options with graded vesting is recorded straight-line over the vesting period. We estimate the fair value of stock options using a binomial model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Compensation expense for performance-based non-vested restricted stock awards is recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the projected achievement of the performance targets at each reporting period and make prospective adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense.

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

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit, changes in a deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 740, Income Taxes (FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109) which was effective at the beginning of 2007, and clarifies the accounting for uncertainty in income tax positions. This guidance requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines were applied to all of our material income tax positions as of the beginning of 2007, resulting in an increase in our tax liabilities of $2.2 million with a corresponding decrease to beginning retained earnings for the cumulative effect of a change in accounting principle.

In May 2007, the FASB issued guidance under ASC 740, Income Taxes (FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48) which was effective retroactively to February 4, 2007. This guidance provides direction on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The implementation of this standard did not have a material impact on our financial condition, results of operations, or liquidity.

Pension
Effective in 2008, we adopted guidance under ASC 715, Compensation – Retirement Benefits (SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans). This guidance requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Previously, our Pension Plan and Supplemental Pension Plan each had a measurement date of December 31. Switching to the new measurement date required one-time adjustments of $0.1 million to retained earnings and less than $0.1 million to accumulated other comprehensive income in 2008 per the transition guidance.

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

Fair Value of Financial Instruments
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $16.2 million and $10.5 million at January 30, 2010 and January 31, 2009, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair value of mutual fund investments was a Level 1 valuation under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $123.0 million and $9.2 million at January 30, 2010 and January 31, 2009, respectively, stated at cost, which approximates fair value. At January 30, 2010, cash and cash equivalents carried at fair value was comprised of the following:

(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$76,350	$76,350	$-	$-
Variable rate demand notes	56,152	-	56,152	-
Total	$132,502	$76,350	$56,152	$-

Variable rate demand note securities are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution. Also, variable demand note securities can be tendered for sale upon notice (generally no longer than seven days) to the original issuer.

The carrying value of accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items. The carrying value of our obligations under our bank credit facility at January 31, 2009, approximates fair value because the interest rates were variable and approximated current market rates.

Effective February 3, 2008, we adopted guidance under ASC 820, Fair Value Measurements and Disclosures (SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)), for financial assets and liabilities on a prospective basis. This guidance addresses how companies should approach measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. The guidance provides a single definition of fair value that is to be applied consistently for most accounting applications and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. This guidance prescribes additional disclosures regarding the extent of fair value measurements included in a company’s financial statements and the methods and inputs used to arrive at these values. The adoption of this guidance for financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.

Effective February 3, 2008, we adopted guidance under ASC 825, Financial Instruments (SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities). This guidance permits us to choose to measure certain financial instruments and other items at fair value. We did not elect to measure any additional financial assets or liabilities at fair value. The adoption of this guidance for financial assets and liabilities did not have any impact on our financial condition, results of operations, or liquidity.

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

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on store value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue from gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2009 and 2008, we recognized in net sales on our consolidated statements of operations breakage of $0.6 million and $0.4 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

We offer price hold contracts on merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts are recorded in accrued operating expenses until a sale is consummated.

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

Selling and Administrative Expenses
We include store expenses (such as payroll and occupancy costs), warehousing, distribution, outbound transportation costs to our stores, advertising, purchasing, insurance, non-income taxes, and overhead costs in selling and administrative expenses. Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $158.4 million, $181.2 million, and $198.3 million for 2009, 2008, and 2007, respectively.

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

Advertising Expense
Advertising costs are expensed as incurred, consist primarily of print and television advertisements, and are included in selling and administrative expenses. Advertising expenses were $96.2 million, $102.3 million, and $104.1 million for 2009, 2008, and 2007, respectively.

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options and non-vested restricted stock awards, calculated using the treasury stock method.

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

Recently Adopted Accounting Standards

FASB Codification
In the third fiscal quarter of 2009, we adopted ASC (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162). This guidance is the source of authoritative GAAP for nongovernmental entities. The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. The adoption of the ASC did not have a material effect on our financial condition, results of operations, or liquidity.

Subsequent Events
In the second fiscal quarter of 2009, we adopted guidance under ASC 855, Subsequent Events, (SFAS No. 165, Subsequent Events). This guidance established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance prescribes accounting practices that are similar to those previously prescribed in auditing literature. However, under this guidance, we were required to provide in each of our periodic filings with the SEC the date through which we had evaluated subsequent events. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or liquidity.

In February 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This guidance, effective upon issuance, requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements were issued. For an SEC filer, this guidance also eliminates the required disclosure of the date through which subsequent events were evaluated. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or liquidity. See note 14, “Subsequent Events.”

Fair Value
Effective February 1, 2009, we adopted guidance under ASC 820, Fair Value Measurements and Disclosures, (FSP SFAS 157-2, Effective Date of SFAS No. 157, Fair Value Measurements). This guidance relates to the fair value of non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. This guidance addresses how companies should approach measuring fair value and expands the disclosure requirements applicable to fair value measurements under other accounting pronouncements that require or permit fair value measurements. The guidance establishes a single definition of fair value that is to be applied consistently for all accounting applications and also generally describes, and prioritizes according to reliability, the methods and inputs used in fair value measurements. The guidance prescribes additional disclosures regarding the extent to which a company includes fair value measurements in its financial statements and the methods and inputs used to arrive at these values. The adoption of this guidance relating to fair value of non-financial assets and liabilities did not have a material effect on our financial condition, results of operations, or liquidity.

In the second fiscal quarter of 2009, we adopted guidance under ASC 820-10, Fair Value Measurements and Disclosures, (FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides guidelines for making fair value measurements more consistent with the principles presented in the previous standard SFAS No. 157, Fair Value Measurements. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or liquidity.

In the second fiscal quarter of 2009, we adopted guidance under ASC 825-10, Financial Instruments (FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The guidance amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), to require disclosures about fair value of financial instruments within the scope of SFAS 107 for interim reporting periods of publicly traded companies as well as in annual financial statements. See “Fair Value of Financial Instruments” within note 1 for this disclosure. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or liquidity.

Other-Than-Temporary Impairments
In the second fiscal quarter of 2009, we adopted guidance under ASC 320, Investments – Debt and Equity Securities (FSP SFAS 115-2 and FSP SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance is designed to create greater clarity and consistency in accounting for and presentation of impairment losses on debt and equity securities. As of the beginning of the interim period of adoption, this guidance requires a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from retained earnings to the beginning balance of accumulated other comprehensive income. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or liquidity.

Employee Benefit Plans
Effective January 30, 2010, we adopted guidance under ASC 715, Compensation-Retirement Benefits (FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This guidance requires the disclosure of additional information about an employer’s defined benefit pension plans. The required disclosures include the major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level, investment policies and strategies, significant concentrations of credit risk, and the effect of fair value measurements, determined by financial models or using unobservable inputs, on changes in plan assets for the period. The required disclosures under this guidance are included in note 8. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Standards – Future Adoptions
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation-Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for us in the first fiscal quarter of 2010 and is not expected to have a material effect on our financial condition, results of operations, or liquidity.

NOTE 2 – PROPERTY AND EQUIPMENT – NET
Property and equipment – net consist of:

	January 30, 2010	January 31, 2009
(In thousands)
Land and land improvements	$44,818	$44,952
Buildings and leasehold improvements	698,988	675,787
Fixtures and equipment	635,377	621,617
Computer software costs	68,175	67,166
Transportation equipment	29,192	22,567
Construction-in-progress	28,563	20,860
Property and equipment - cost	1,505,113	1,452,949
Less accumulated depreciation and amortization	1,013,857	962,908
Property and equipment - net	$491,256	$490,041

In 2008, we acquired, for $8.6 million, two store properties we were previously leasing. The cost of these properties was included in land and land improvements and buildings and leasehold improvements at January 30, 2010 and January 31, 2009. In prior periods, these leased properties were accounted for as operating leases.

Property and equipment - cost includes $7.8 million and $8.3 million at January 30, 2010 and January 31, 2009, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $4.3 million and $2.0 million at January 30, 2010 and January 31, 2009, respectively, related to capital leases.

We incurred $0.4 million, $0.1 million, and $0.8 million in asset impairment charges in 2009, 2008, and 2007, respectively. These charges principally related to the write-down of long-lived assets at four, six, and three stores identified as part of our annual store impairment review in 2009, 2008, and 2007, respectively. Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows in each of the past two years (on a rolling basis). For each store with two years of negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. The fair value of store assets is estimated based on information available in the marketplace for similar assets.

Upon the successful completion of a pilot program in 32 of our stores in 2006 and the decision to move forward with the implementation of a new point-of-sale register system in all of our stores, we reduced the remaining estimated service life on approximately $6.9 million of certain point-of-sale equipment. This service life reduction resulted in the recognition of depreciation expense of approximately $4.1 million in 2007, and $0.5 million in 2008.

NOTE 3 - BANK CREDIT FACILITY
On April 28, 2009, we entered into our 2009 Credit Agreement, a $500 million three-year unsecured credit facility. The 2009 Credit Agreement replaced our 2004 Credit Agreement, a $500 million five-year unsecured credit facility we entered into on October 29, 2004. The 2004 Credit Agreement was scheduled to expire on October 28, 2009, but was terminated concurrently with the 2009 Credit Agreement becoming effective on April 28, 2009. We did not incur any material early termination penalties in connection with the termination of the 2004 Credit Agreement.

The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement. Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit. The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating. The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2009 Credit Agreement. The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement. As of January 30, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

NOTE 4 – SALES OF REAL ESTATE
In September 2006, to avoid litigation under the threat of eminent domain, we sold a company-owned and operated store in California for an approximate gain of $12.8 million. As part of the sale, we entered into a lease which permitted us to occupy and operate the store through January 2009 in exchange for $1 per year rent plus the cost of taxes, insurance, and common area maintenance. Subsequently, this lease was modified to allow us to occupy this space through September 2009 under substantially the same terms. Because of the favorable lease terms, we deferred recognition of the gain until we no longer held a continuing involvement in the property. As a result, the gain on the sale was deferred until the end of the lease and the net sales proceeds of approximately $13.3 million were recorded as a long-term real estate liability included in other liabilities on our consolidated balance sheet as of January 31, 2009. In the third fiscal quarter of 2009, after attempts to further extend the lease term were unsuccessful, we closed the store, ending our continuing involvement with this property, and recognized a pretax gain on sale of real estate of $13.0 million.

NOTE 5 - LEASES
Leased property consisted primarily of 1,307 of our retail stores, 0.7 million square feet of warehouse space, and certain transportation equipment, and information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

	2009	2008	2007
(In thousands)
Minimum leases	$254,054	$236,865	$234,891
Contingent leases	313	491	409
Total rent expense	$254,367	$237,356	$235,300

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at January 30, 2010, were as follows:

Fiscal Year
(In thousands)
2010	$195,739
2011	163,908
2012	128,004
2013	96,643
2014	57,861
Thereafter	45,449
Total leases	$687,604

We have obligations for capital leases for office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at January 30, 2010, were as follows:

Fiscal Year
(In thousands)
2010	$2,352
2011	984
2012	236
2013	135
2014	-
Thereafter	-
Total lease payments	$3,707
Less amount to discount to present value	(223)
Capital lease obligation per balance sheet	$3,484

NOTE 6 - SHAREHOLDERS’ EQUITY
Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options and non-vested restricted stock awards. At the end of 2009, 2008, and 2007, stock options outstanding of 2.9 million, 2.0 million, and 1.4 million, respectively, were excluded from the diluted share calculation because their impact was antidilutive. Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The number of shares of non-vested restricted stock that were antidilutive, as determined under the treasury stock method, is immaterial for all years presented.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	2009	2008	2007
(In thousands)
Weighted-average common shares outstanding:
Basic	81,619	81,111	101,393
Dilutive effect of stock options and restricted common shares	1,062	965	1,149
Diluted	82,681	82,076	102,542

Share Repurchase Programs

On December 4, 2009, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common shares, which commenced immediately and will continue until exhausted. The purchases may be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. No shares were repurchased under this program in 2009. See note 14, “Subsequent Events” for a discussion of the March 2, 2010 increase in the 2010 Repurchase Program from $150.0 million to $400.0 million and the March 10, 2010 $150.0 million accelerated share repurchase transaction.

On March 9, 2007, we announced that our Board of Directors authorized a $600.0 million share repurchase program (“March 2007 Repurchase Program”). On November 30, 2007, we announced that our Board of Directors authorized the $150.0 million November 2007 share repurchase program commencing with the completion of the March 2007 Repurchase Program, which we completed on December 3, 2007. As part of the March 2007 Repurchase Program, we received 2.8 million of our outstanding common shares during the first fiscal quarter of 2007, representing the minimum number of shares purchased under a $100.0 million guaranteed share repurchase transaction (“GSR”). Upon receipt, the 2.8 million shares were removed from our basic and diluted weighted-average common shares outstanding. The GSR included a forward contract indexed to the average market price of our common shares that subjected the GSR to a future share settlement based on the average share price between the contractually specified price inception date of the GSR and the final settlement date. The forward contract effectively placed a collar around the minimum and maximum number of our common shares that we purchased under the GSR. We were not required to make any additional payments to the counterparty under the GSR. In the fourth fiscal quarter of 2007, we received 0.4 million additional common shares from the counterparty in settlement of the GSR. In addition to the GSR, we repurchased approximately 26.8 million of our outstanding common shares in 2007 in open market transactions at an aggregate cost of $612.5 million under the March 2007 Repurchase Program and the November 2007 share repurchase program.

In the first fiscal quarter of 2008, we acquired 2.2 million of our outstanding common shares for $37.5 million, which completed the November 2007 Repurchase Program.

Common shares acquired through these repurchase programs are held in treasury, at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

NOTE 7 – SHARE-BASED PLANS
Our shareholders initially approved our existing equity compensation plan, the Big Lots 2005 Long-Term Incentive Plan (“2005 Incentive Plan”) in May 2005, and approved an amendment in May 2008. The 2005 Incentive Plan authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, performance units, and stock appreciation rights. We have not issued incentive stock options, restricted stock units, performance units, or stock appreciation rights under the 2005 Incentive Plan. The number of common shares available for issuance under the 2005 Incentive Plan consists of: 1) an initial allocation of 1,250,000 common shares; 2) 2,001,142 common shares, the number of common shares that were available under the predecessor Big Lots, Inc. 1996 Performance Incentive Plan (“1996 Incentive Plan”) upon its expiration; 3) 2,100,000 common shares approved by our shareholders in May 2008; and 4) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 Incentive Plan is in effect. The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2005 Incentive Plan, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2005 Incentive Plan, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: 1) the seven year term set by the Committee; or 2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

In addition to the 2005 Incentive Plan, we previously maintained the Big Lots Director Stock Option Plan ("Director Stock Option Plan") for non-employee directors. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each outside director of an option to acquire 10,000 of our common shares became fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: 1) 10 years plus one month; 2) one year following death or disability; or 3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 Incentive Plan in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2008 or 2009, but did, as discussed below, receive restricted stock awards under the 2005 Incentive Plan.

Share-based compensation expense was $20.3 million, $15.5 million, and $9.9 million in 2009, 2008, and 2007, respectively. We use a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The weighted-average fair value of options granted and assumptions used in the option pricing model for each of the respective periods were as follows:

	2009	2008	2007
Weighted-average fair value of options granted	$7.89	$8.74	$11.59
Risk-free interest rates	1.7%	2.2%	4.4%
Expected life (years)	4.3	4.3	4.4
Expected volatility	56.0%	48.8%	42.6%
Expected annual forfeiture	1.5%	3.0%	3.0%

The following table summarizes information about our stock options outstanding and exercisable at January 30, 2010:

Range of Prices		Options Outstanding			Options Exercisable

Greater	Less Than	Options	Weighted-Average	Weighted-Average	Options	Weighted-Average
Than	or Equal to	Outstanding	Remaining Life (Years)	Exercise Price	Exercisable	Exercise Price
$-	$10.00	5,000	1.7	$10.00	5,000	$10.00
10.01	20.00	2,482,258	4.5	14.82	1,308,883	13.30
20.01	30.00	1,989,375	4.7	25.15	754,624	26.41
$30.01	$40.00	20,000	5.0	31.10	7,500	31.15
		4,496,633	4.6	$19.46	2,076,007	$18.12

A summary of the annual stock option activity for fiscal years 2007, 2008, and 2009 is as follows:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
			Contractual	Value
	Options	Price(a)	Term (Years)	(000's)
Outstanding at February 3, 2007	6,644,990	$15.78
Granted	1,156,000	28.69
Exercised	(2,742,055)	13.10
Forfeited	(934,465)	24.52
Outstanding at February 2, 2008	4,124,470	19.20
Granted	985,000	21.45
Exercised	(787,712)	13.79
Forfeited	(361,190)	34.77
Outstanding at January 31, 2009	3,960,568	19.42
Granted	967,500	17.62
Exercised	(361,560)	13.64
Forfeited	(69,875)	21.80
Outstanding at January 30, 2010	4,496,633	$19.46	4.6	$40,610
Vested and expected to vest at January 30, 2010	4,389,716	$19.42	4.6	$39,789
Exercisable at January 30, 2010	2,076,007	$18.12	3.9	$21,531

(a) Weighted-average per share exercise price.

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the non-vested restricted stock activity for fiscal years 2007, 2008, and 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested restricted stock at February 3, 2007	408,671	$12.37
Granted	325,400	28.73
Vested	(406,871)	12.34
Forfeited	(6,300)	26.45
Nonvested restricted stock at February 2, 2008	320,900	28.72
Granted	408,000	21.84
Vested	(1,800)	26.43
Forfeited	(10,825)	28.76
Nonvested restricted stock at January 31, 2009	716,275	24.81
Granted	471,688	17.91
Vested	(327,675)	28.85
Forfeited	(10,800)	20.50
Nonvested restricted stock at January 30, 2010	849,488	$19.48

The non-vested restricted stock awards granted to employees in 2009, 2008, and 2007 vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

On the grant date of the 2007 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second fiscal quarter of 2007, we changed the estimated achievement date from three years to two years as a result of our performance being better than expected, resulting in $1.6 million and $1.1 million of incremental expense in 2008 and 2007, respectively. We achieved the higher financial performance objective for the 2007 awards based on the 2008 results, and accordingly these awards vested on March 30, 2009, the first trading date following the filing of our Annual Report on Form 10-K for 2008.

On the grant date of the 2008 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second fiscal quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.8 million of incremental expense in 2008. In the fourth fiscal quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from two years to three years due to our declining net sales results which were in part due to the general economic conditions in the United States. In the third fiscal quarter of 2009, we changed the estimated achievement date for the higher financial performance objective for the restricted stock awards granted during 2008 from three years to two years. Based on our 2009 results, we achieved the higher financial performance objective for restricted stock awards granted in 2008, and accordingly these awards will vest on the trading date following the filing of this Form 10-K. As a result of this change, we recorded incremental expense of $0.5 million and $1.3 million in the third and fourth fiscal quarters of 2009, respectively.

On the grant date of the 2009 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the third fiscal quarter of 2009, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.1 million of incremental expense in the third fiscal quarter of 2009. In the fourth fiscal quarter of 2009, we changed the estimated achievement date for the higher financial performance objective from two years to one year due to better operating results than initially anticipated, and accordingly these awards will vest on the trading date following the filing of this Form 10-K . As a result of this change, we recorded incremental expense of $3.2 million in the fourth fiscal quarter of 2009.

In 2009 and 2008, we granted restricted stock awards having a fair value on the grant date of approximately $75,000 to each of the non-employee members of our Board of Directors. These awards vest on the earlier of 1) the trading day immediately preceding the next annual meeting of our shareholders; 2) the death of the grantee; or 3) the disability of the grantee; provided, however, the director’s restricted stock award will be forfeited if he or she ceases to serve on our Board of Directors before the first of such vesting events occurs.

The non-vested restricted stock awarded to Mr. Fishman upon the commencement of his employment as our Chairman, Chief Executive Officer and President in 2005 vested in one-third increments upon the attainment of mutually agreed common share price targets. In 2006, the first common share price target was achieved and one-third of this award vested. During the first fiscal quarter of 2007, the second and third common share price targets of this award were met, resulting in the vesting of the remaining 66,667 common shares underlying this restricted stock award and related expense of $0.7 million.

The non-vested restricted stock awarded in 2004 to certain of our officers as a retention package upon the transition of the former Chief Executive Officer and President to a different position vested equally over three years. The 2004 restricted stock grants were forfeited, in whole or in part, as applicable, if the employee voluntarily terminated his or her employment or if the employee was terminated for cause. Of the 172,000 shares originally underlying these restricted stock awards, 10,000 were forfeited in 2005 and the remaining 162,000 vested equally in January 2006, 2007 and 2008.

During 2009, 2008, and 2007, the following activity occurred under our share-based compensation plans:

	2009	2008	2007
(In thousands)
Total intrinsic value of stock options exercised	$5,079	$13,510	$45,987
Total fair value of restricted stock vested	$6,954	$37	$11,822

The total unearned compensation cost related to share-based awards outstanding at January 30, 2010, is approximately $17.8 million. This compensation cost is expected to be recognized through January 2014 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 1.8 years from January 30, 2010.

NOTE 8 - EMPLOYEE BENEFIT PLANS
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

The components of net periodic pension expense were comprised of the following:

	2009	2008	2007
(In thousands)
Service cost - benefits earned in the period	$2,261	$2,438	$2,632
Interest cost on projected benefit obligation	3,726	3,332	3,150
Expected investment return on plan assets	(3,172)	(3,963)	(4,289)
Amortization of prior service cost	(34)	(34)	135
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	2,691	824	694
Settlement loss	175	-	1,259
Net periodic pension expense	$5,660	$2,610	$3,594

In 2009 and 2007, we incurred pretax non-cash settlement charges of $0.2 million and $1.3 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year.

Weighted-average assumptions used to determine net periodic pension expense were:

	2009	2008	2007
Discount rate	7.3%	6.5%	5.9%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Expected long-term rate of return	8.0%	8.5%	8.5%
Measurement date for plan assets and benefit obligations	01/31/09	12/31/07	12/31/06

Weighted-average assumptions used to determine benefit obligations were:

	2009	2008
Discount rate	5.7%	7.3%
Rate of increase in compensation levels	3.5%	3.5%
Measurement date for plan assets and benefit obligations	01/30/10	01/31/09

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,600	$53,459
Service cost	2,261	2,438
Interest cost	3,726	3,332
Service and interest cost during gap period	-	480
Benefits and settlements paid	(6,165)	(5,614)
Actuarial loss (gain)	6,104	(495)
Projected benefit obligation at end of year	$59,526	$53,600

Change in plan assets:
Fair market value at beginning of year	$42,297	$48,208
Actual return on plan assets	9,979	(11,641)
Employer contributions	10,754	11,344
Benefits and settlements paid	(6,165)	(5,614)
Fair market value at end of year	$56,865	$42,297

Under funded and net amount recognized	$(2,661)	$(11,303)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$3,383	$-
Current liabilities	(383)	(384)
Noncurrent liabilities	(5,661)	(10,919)
Net amount recognized	$(2,661)	$(11,303)

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

	2009	2008
(In thousands)
Unrecognized transition obligation	$(52)	$(67)
Unrecognized past service credit	193	231
Unrecognized actuarial loss	(21,906)	(25,477)
Accumulated other comprehensive loss, pretax	$(21,765)	$(25,313)

We expect to reclassify $2.0 million of the actuarial loss along with immaterial amounts of transition obligation and past service credit into net periodic pension expense during 2010.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at January 30, 2010 and January 31, 2009:

	Pension Plan		Supplemental Pension Plan
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
(In thousands)
Projected benefit obligation	$53,482	$48,549	$6,044	$5,051
Accumulated benefit obligation	47,851	43,170	4,622	4,058
Fair market value of plan assets	$56,865	$42,297	$-	$-

We elected to make $10.0 million and $11.0 million of discretionary contributions to the Pension Plan in 2009 and 2008, respectively, to increase the funded level. Our funding policy of the Pension Plan is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than the minimum required by applicable regulations. Currently, we expect no required contributions to the Pension Plan during 2010, however discretionary contributions could be made depending upon further analysis.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year
(In thousands)
2010	$4,647
2011	4,911
2012	5,117
2013	5,179
2014	5,475
2015 - 2019	$28,420

The company’s overall investment strategy is to maximize income and capital appreciation while also protecting the funded status of the Pension Plan. In order to determine the appropriate asset allocation and investment strategy, an annual actuarial review of the plan’s expected future distributions is completed. Based upon this review, an allocation to cash and fixed income is determined based upon the present value of near and mid-term estimated distributions. The remainder of the assets are allocated toward longer term growth and invested primarily in the equity markets. Changing market cycles require flexibility in asset allocation to allow movement of capital within the asset classes for purposes of increasing investment return and/or reducing risk. Accordingly, the targeted allocation ranges for plan assets are 39% - 64% equity securities, 23% - 61% fixed income securities, and up to 38% cash and cash equivalents. The actual portfolio weightings may differ from targeted ranges due to market appreciation or depreciation but will be re-balanced annually at a minimum. All assets must have readily ascertainable market values and be easily marketable.

Equity securities primarily include investments in companies of various sizes from diverse industries. Investments in mutual funds are managed under and in tandem with the same investment objectives as individual equity securities and consist of diverse funds focused on sub-categories including, but not limited to, company size, investment strategies such as value, growth and blends, international versus domestic and specific industry exposures. As permitted by our pension investment policy, equity securities may include our common shares. At January 30, 2010 and January 31, 2009, the Pension Plan owned 961 and 1,101 of our common shares, respectively.

Fixed income securities include investments in corporate bonds of companies from diversified industries, mortgage-backed securities, and obligations of the U.S. Treasury or agencies. Fixed income investments of a single issuer (with the exception of the U.S. Government or agencies) must not exceed 10% of the total fixed income portfolio. The aggregate credit quality of the fixed income portfolio must always be at a rating of Aa or higher. Cash reserves must be invested in interest bearing securities and must be instantly saleable.

The investment managers have the discretion to invest within sub-classes of assets, such as those noted above as well as manage duration exposure as they feel appropriate given current or expected market conditions. They additionally have the authority to invest in financial futures contracts and financial options contracts for the purposes of implementing hedging strategies. There were no futures contracts owned by the Pension Plan at January 30, 2010 or January 31, 2009. The return expectation is to outperform a benchmark constructed in a manner that reflects the portfolio’s risk and return objectives. Currently that benchmark is made up of the Morningstar Average Asset Allocation Fund and the following indices: Lehman Intermediate Aggregate, S&P 500 Index, Russell 1000, Russell 2000, MSCI EAFE, and Wilshire REIT. Investment results are compared to market performance metrics on a quarterly basis.

The fair value of our Pension Plan assets at January 30, 2010 by asset category was comprised of the following:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$6,620	$6,620	$-	$-

Equity Securities
Consumer Discretionary	703	703	-	-
Consumer Staples	115	115	-	-
Energy	104	104	-	-
Financial	380	380	-	-
Health Care	139	139	-	-
Industrials	264	264	-	-
Information Technology	421	421	-	-
Materials	313	313	-	-
Telecommunication Services	75	75	-	-
Utilities	214	214	-	-

Mutual Funds (a)
Diversified Emerging Markets	1,214	1,214	-	-
Inflation-Protected Bond	51	51	-	-
Intermediate-Term Bond	307	307	-	-
International Large Blend	2,494	2,494	-	-
International Large Value	1	1	-	-
Large Blend	10,290	10,290	-	-
Large Growth	2,189	2,189	-	-
Large Value	3,643	3,643	-	-
Long-Term Bond	187	187	-	-
Mid-Cap Blend	2,456	2,456	-	-
Mid-Cap Value	1,629	1,629	-	-
Real Estate	2,521	2,521	-	-
Short-Term Bond	301	301	-	-
Short-Term Government	151	151	-	-
Small Blend	2,495	2,495	-	-
Small Value	864	864	-	-
Small-Cap Blend	949	949	-	-
World Allocation	985	985	-	-

Fixed Income Securities
U.S. Government	7,744	1,602	6,142	-
Corporate (b)	7,046	-	7,046	-
Total	$56,865	$43,677	$13,188	$-

(a)	Mutual funds are listed by their respective investment strategy as classified by Morningstar Inc.
(b)	This category represents investment grade bonds of corporate issuers from diverse industries

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2009, 2008, and 2007, we expensed $5.6 million, $5.4 million, and $5.3 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $17.1 million and $11.0 million at January 30, 2010 and January 31, 2009, respectively.

NOTE 9 - INCOME TAXES
The provision for income taxes from continuing operations was comprised of the following:

	2009	2008	2007
(In thousands)

Federal - current	$91,083	$71,619	$80,215
State and local - current	11,890	9,771	7,783
Federal - deferred	15,176	10,189	(4,249)
State and local - deferred	3,826	3,329	4,274
Income tax provision	$121,975	$94,908	$88,023

Net deferred tax assets fluctuated by items that are not reflected in deferred expense above. The fluctuations in net deferred tax assets related to discontinued operations deferred income tax expense were $0.5 million increase, $2.0 million increase and $4.3 million decrease for 2009, 2008, and 2007, respectively. Fluctuations related principally to pension–related charges recorded in accumulated other comprehensive income were $1.4 million decrease, $5.8 million increase, and $0.4 million decrease for 2009, 2008, and 2007, respectively. Net deferred tax assets also increased by a net $3.3 million in 2007 due to the adoption of guidance under ASC740, Income Taxes (FIN No.48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109)

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.2	3.4	3.3
Work opportunity tax and other employment tax credits	(0.5)	(0.6)	(0.4)
Net benefit recognized for prior year tax uncertainties	0.0	(0.2)	(0.4)
Valuation allowance	(0.4)	0.4	(0.5)
Municipal interest	-	-	(0.5)
Other, net	0.4	-	0.3
Effective income tax rate	37.7%	38.0%	36.8%

Income tax payments and refunds were as follows:

	2009	2008	2007
(In thousands)

Income taxes paid	$105,961	$92,433	$65,767
Income taxes refunded	(694)	(3,324)	(4,241)
Net income taxes paid	$105,267	$89,109	$61,526

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

	January 30, 2010	January 31, 2009
(In thousands)

Deferred tax assets:
Compensation related	$29,770	$21,003
Workers’ compensation and other insurance reserves	27,903	27,951
Depreciation and fixed asset basis differences	21,552	38,020
Uniform inventory capitalization	20,989	21,502
Accrued rent	11,549	11,475
Accrued state taxes	8,374	8,443
Accrued operating liabilities	2,684	1,828
Pension plans	1,034	4,490
State tax net operating losses, net of federal tax benefit	1,046	2,507
KB store lease and other discontinued operations contingencies	1,899	1,995
Other	21,739	21,260
Valuation allowances - primarily unrealized capital losses	-	(1,269)
Total deferred tax assets	148,539	159,205
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	39,567	31,017
Lease construction reimbursements	11,339	11,512
Prepaid expenses	5,409	5,316
Other	13,076	12,322
Total deferred tax liabilities	69,391	60,167
Net deferred tax assets	$79,148	$99,038

Net deferred tax assets are shown separately on our consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax assets from the balance sheet:

	January 30, 2010	January 31, 2009
(In thousands)

Current deferred income taxes	$51,012	$45,275
Noncurrent deferred income taxes	28,136	53,763
Net deferred tax assets	$79,148	$99,038

We have the following income tax loss and credit carryforwards at January 30, 2010 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
State and local:
State net operating loss carryforwards	$1,704	Expires fiscal years 2014 through 2025
California enterprise zone credits	485	No expiration date
Texas business loss credits	292	Expires fiscal years through 2025
New Jersey alternative minimum tax credits	35	No expiration date
Total income tax loss and credit carryforwards	$2,516

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options and the vesting of restricted stock. Tax benefits of $0.6 million in 2009, $4.6 million in 2008, and $19.8 million in 2007 were credited directly to shareholders’ equity related to share-based compensation deductions in excess of expense recognized for these awards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2009 and 2008:

	2009	2008	2007
(In thousands)
Unrecognized tax benefits - opening balance	$34,729	$37,158	$38,326
Gross increases - tax positions in current year	11,757	9,094	9,346
Gross increases - tax positions in prior period	5,556	1,611	2,762
Gross decreases - tax positions in prior period	(4,101)	(4,617)	(3,301)
Settlements	(11,944)	(7,147)	(9,284)
Lapse of statute of limitations	(173)	(1,370)	(691)
Unrecognized tax benefits - end of year	$35,824	$34,729	$37,158

At the end of 2009 and 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $19.8 million and $21.0 million, respectively, after considering the federal tax benefit of state income taxes of $5.2 million and $5.8 million respectively. Unrecognized tax benefits of $10.8 million and $7.9 million, respectively, relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period. Included in the $35.8 million for 2009 and $34.7 million for 2008 is $9.1 million and $9.3 million, respectively, of unrecognized tax benefits primarily related to our claims for welfare to work and work opportunity tax credits. If we prevail with respect to the welfare to work and work opportunity tax credit claims, we would owe approximately $1.9 million of fees, which have not been accrued, to an outside service provider who assists us with the administration of these refund claims.

We recognized interest and penalties on unrecognized tax benefits of approximately $(0.5) million, $0.8 million, and $0.9 million during 2009, 2008, and 2007 respectively, as a component of income tax expense. The amount of accrued interest and penalties recorded in the accompanying consolidated balance sheets at the end of 2009 and 2008 was $8.3 million and $9.0 million, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The examination of our 2005 federal income tax return concluded during 2009. The statute of limitations for assessments on our federal income tax returns for periods prior to 2005 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 29, 2011 based on 1) anticipated positions to be taken in the next 12 months, 2) expected cash and non-cash settlements, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated reasonably possible net decrease in unrecognized tax benefits for the next 12 months is approximately $22 million. Actual results may differ materially from this estimate.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana (“District Court in Louisiana”), alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”). The plaintiffs sought to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all then-current and former assistant store managers who worked for us since November 23, 2001. As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter. Approximately 1,100 individuals opted to join the Louisiana matter. We filed a motion to decertify the class and the motion was denied on August 24, 2007. The trial began on May 7, 2008 and concluded on May 15, 2008. On June 20, 2008, the District Court in Louisiana issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs. After this ruling, four plaintiffs remained before the District Court in Louisiana. On January 26, 2009, three of the plaintiffs presented their respective cases before the District Court in Louisiana. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice. On April 2, 2009, the District Court in Louisiana awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million. We appealed both of these decisions. Subsequent to the District Court in Louisiana’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the District Court in Louisiana. On August 13, 2009, we filed a writ of mandamus challenging the District Court in Louisiana’s jurisdiction to hear these cases. This writ was denied on October 20, 2009. On January 12, 2010, the Louisiana matter was settled for $4.0 million.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”). In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York. The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On January 21, 2010, a stipulation was filed and Order rendered limiting this action to current and former assistant store managers working in our New York stores. We intend to vigorously defend ourselves against the allegations levied in this lawsuit. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any; however, we currently believe that such claims asserted in the New York Matter, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter"). The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. On October 29, 2009, the Court denied plaintiffs’ class certification motion, with prejudice. On January 21, 2010, the plaintiffs filed a Notice of Appeal. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”). The first was filed in the Superior Court of California, Orange County. This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County. The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. We believed these two matters overlapped and we successfully consolidated the two cases before the United States District Court, Central District of California. We believe the remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter (for further discussion of the Espinosa matter see note 10 to our consolidated financial statements contained in our 2008 Form 10-K). On August 25, 2009, the Court denied plaintiffs’ class certification motion, without prejudice. We cannot make a determination as to the probability of a loss contingency resulting from the Caron matters or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter"). The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We have filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor. We have appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings. We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $478.5 million, the entirety of which represents obligations due within one year of January 30, 2010. In addition, we have a purchase commitment for future inventory purchases totaling $138.5 million at January 30, 2010. We paid $28.9 million, $31.5 million, and $28.3 million related to this commitment during 2009, 2008, and 2007, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $222.6 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 11 – DISCONTINUED OPERATIONS
Our discontinued operations for 2009, 2008, and 2007, were comprised of the following:

	2009	2008	2007
(In thousands)

Closed stores	$(48)	$(439)	$(905)
KB Toys matters	(1,609)	(4,928)	12,912
Total income (loss) from discontinued operations, pretax	$(1,657)	$(5,367)	$12,007

Closed Stores
In 2005, we determined that the results of 130 stores closed in 2005 should be reported as discontinued operations for all periods presented. For 2009, 2008, and 2007, the closed stores’ operating loss is comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms and accretion on the lease termination obligations of $0.1 million, $0.1 million, and $0.2 million, respectively. At fiscal year end 2009, 2008, and 2007, we had accrued exit-related liabilities of $0.5 million, $0.9 million, and $2.5 million, respectively, as a result of the 130 store closures in 2005. The decrease in liabilities is due to payments of the exit-related amounts. Included in payments is sublease income of $0.2 million in 2009 and $0.3 million in 2008 and 2007. As of January 30, 2010, we had three closed stores with leases that had not yet been terminated or subleased. Future cash outlays under these store closure obligations are anticipated to be $0.4 million in 2010 and $0.1 million in 2011.

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

On January 14, 2004, KBAC and certain affiliated entities (collectively referred to as “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. In connection with the 2004 bankruptcy, KB-I rejected 226 store leases and two distribution center leases for which we believed we may have guarantee or indemnification obligations (collectively referred to as the “KB-I Bankruptcy Lease Obligations”). We recorded pretax charges for estimated KB-I Bankruptcy Lease Obligations in loss from discontinued operations of $18.1 million in years prior to 2007. We based this amount on the number of demand notices that we had received from landlords and used information received from KB-I, the bankruptcy trust, and our own lease records which date back to when we owned the KB Toys business.

In the second fiscal quarter of 2007, we recorded $2.0 million, pretax in income (loss) from discontinued operations to reflect favorable settlements related to the KB-I Bankruptcy Lease Obligations. In the fourth fiscal quarter of 2007, we recorded approximately $8.8 million income of the KB-I Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 2, 2008. We based this reversal on the following factors: 1) we had not received any new demand letters from landlords during 2007, 2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands, 3) the KB-I bankruptcy occurred more than four years prior to the end of 2007 and most of the lease rejections occurred more than three years prior to the end of 2007, and 4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from its 2004 bankruptcy (the KB Toys business that emerged from bankruptcy is hereinafter referred to as “KB-II”). In 2007, we entered into an agreement with KB-II and various Prentice Capital entities which we believe provides a cap on our liability under the existing KB Lease Obligations and an indemnity from the Prentice Capital entities with respect to any renewals, extensions, modifications or amendments of the KB Lease Obligations which otherwise could potentially expose us to additional incremental liability beyond the date of the agreement, September 24, 2007. Under the agreement, KB-II is required to update us periodically with respect to the status of any remaining leases for which they believe we have a guarantee or indemnification obligation. In addition, we have the right to request a statement of the net asset value of Prentice Capital Offshore in order to monitor the sufficiency of the indemnity.

On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information provided to us by KB-II, we believe that we continue to have KB Lease Obligations with respect to 31 KB Toys stores (“KB-II Bankruptcy Lease Obligations”). In the fourth fiscal quarter of 2008, we recorded a charge in the amount of $5.0 million, pretax, in income (loss) from discontinued operations to reflect the estimated amount that we expect to pay for KB-II Bankruptcy Lease Obligations. We continue to believe that additional payments by us under the KB-I Bankruptcy Lease Obligations are remote and, therefore we have not recognized any charge or liability in 2008 related to these earlier lease rejections.

In the fourth fiscal quarter of 2009, we obtained assignment of a lease for the former KB corporate office. We believe that our ability to find a subtenant for this location is remote. We recorded a charge of $1.2 million, pretax in income (loss) from discontinued operations primarily related to our remaining liability for the former KB corporate office. At fiscal year end 2009 and 2008, we had accrued in total for the KB-II Bankruptcy Lease Obligations and the KB corporate office lease obligation $4.8 million and $5.0 million, respectively.

HCC Note
As partial consideration for our sale of the KB Toys business in 2000, we received a 10-year note from Havens Corners Corporation, a subsidiary of KBAC and a party to the KB-I bankruptcy proceedings, in the aggregate principal amount of $45.0 million (principal and interest together known as the “HCC Note”). Upon receipt, we recorded the HCC Note at its estimated fair value. The HCC Note became immediately due and payable to us at the time of KB Toys’ bankruptcy filing in January 2004. From 2004 through 2006 we recorded $16.0 million of impairments in continuing operations and received $0.7 million as a result of our legal settlement with the former principals of the KB Toys business and applied these proceeds against the carrying value of the HCC Note recorded.

In the fourth fiscal quarter of 2007, we reached agreement with the KB-I bankruptcy trust with respect to all of our pending claims against the bankruptcy trust. As a result, we received approximately $7.2 million from the KB-I bankruptcy trust representing payment of our claims. Approximately $5.4 million of these proceeds related to our HCC Note claim and $1.8 million related principally to our lease indemnification and mortgage guarantee claims. The HCC Note proceeds were recorded as a $0.2 million payment against the outstanding note balance and the remaining $5.2 million was recorded as a reduction of selling and administrative expenses for recovery of the prior partial charge-offs. As of February 2, 2008, we no longer carried a balance on our consolidated balance sheet for the HCC Note. The lease indemnification and mortgage guarantee proceeds of $1.8 million were recorded as income from discontinued operations in 2007.

The following table summarizes these charges and reversals during the years 2007, 2008 and 2009:

	2009	2008	2007
(In thousands)

Continuing Operations
HCC Note - Partial recovery of prior charges	$-	$-	$5,172
Discontinued Operations
Lease indemnifications	(1,609)	(4,928)	12,787
Tax indemnifications and other - Partial recovery of prior charges	-	-	125
KB matters pretax income (loss) from discontinued operations	$(1,609)	$(4,928)	$12,912

NOTE 12 – BUSINESS SEGMENT DATA
We manage our business based on one segment, broadline closeout retailing. We use the following six merchandise categories, which match our internal management and reporting of merchandise net sales results: Consumables, Home, Furniture, Hardlines, Seasonal, and Other.

	2009	2008	2007
(In thousands)
Consumables	$1,456,370	$1,410,383	$1,339,433
Home	717,744	713,103	783,047
Furniture	716,785	698,276	687,292
Hardlines	677,790	646,563	629,119
Seasonal	591,321	585,025	597,933
Other	566,762	591,933	619,478
Net sales	$4,726,772	$4,645,283	$4,656,302

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

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized fiscal quarterly financial data for 2009 and 2008 is as follows:

Fiscal Year 2009	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)

Net sales	$1,141,656	$1,086,567	$1,035,269	$1,463,280	$4,726,772
Gross margin	462,180	434,383	417,991	604,752	1,919,306
Income from continuing operations	36,310	28,616	30,256	106,188	201,370
Income (loss) from discontinued operations	(79)	(173)	73	(822)	(1,001)
Net income	36,231	28,443	30,329	105,366	200,369

Earnings per share - basic:
Continuing operations	0.45	0.35	0.37	1.30	2.47
Discontinued operations	-	-	-	(0.01)	(0.01)
	0.45	0.35	0.37	1.29	2.45
Earnings per share - diluted:
Continuing operations	0.44	0.35	0.37	1.28	2.44
Discontinued operations	-	-	-	(0.01)	(0.01)
	$0.44	$0.34	$0.37	$1.27	$2.42

Fiscal Year 2008	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)

Net sales	$1,151,589	$1,105,189	$1,021,580	$1,366,925	$4,645,283
Gross margin	463,791	434,804	406,262	552,572	1,857,429
Income from continuing operations	34,486	26,147	12,358	81,807	154,798
Income (loss) from discontinued operations	23	(122)	(110)	(3,042)	(3,251)
Net income	34,509	26,025	12,248	78,765	151,547

Earnings per share - basic:
Continuing operations	0.43	0.32	0.15	1.01	1.91
Discontinued operations	-	-	-	(0.04)	(0.04)
	0.43	0.32	0.15	0.97	1.87
Earnings per share - diluted:
Continuing operations	0.42	0.32	0.15	1.00	1.89
Discontinued operations	-	-	-	(0.04)	(0.04)
	$0.42	$0.32	$0.15	$0.96	$1.85

(a) Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 14 – SUBSEQUENT EVENTS
On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our $150.0 million program bringing the total authorization of the 2010 Repurchase Program to $400.0 million. On March 10, 2010, we utilized $150.0 million of the authorization to execute an accelerated share repurchase transaction which reduced our common shares outstanding by 3.6 million. The total number of shares repurchased under the ASR will be based upon the volume weighted average price of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs. The final settlement could increase or decrease the 3.6 million shares initially reduced from our outstanding common shares. The terms of the ASR restrict us from declaring a dividend prior to its completion, which is currently scheduled to be no later than January 26, 2011. The remaining $250 million will be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2010 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The 2010 Repurchase Program will continue until exhausted.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for us. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 30, 2010.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in the Financial Statements and Supplementary Data section of this Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2010 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION
The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2010 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information as of January 30, 2010, relating to our equity compensation plans pursuant to which our common shares may be issued.

				Number of securities
				remaining available for
	Number of securities to		Weighted-average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
	warrants, and rights (#)		warrants, and rights ($)	reflected in column (a)) (#)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,496,633	(1)(2)	19.46	3,552,814	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	4,496,633		19.46	3,552,814

(1)	Includes stock options granted under the 2005 Incentive Plan, the Director Stock Option Plan and the 1996 Incentive Plan. In addition, we had 849,488 shares of unvested restricted stock outstanding under the 2005 Incentive Plan.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2005 Incentive Plan			3,401,275
Director Stock Option Plan			235,500
1996 Incentive Plan			859,858

(3)	The common shares available for issuance under each shareholder-approved plan are as follows:
2005 Incentive Plan			3,552,814
Director Stock Option Plan			-
1996 Incentive Plan			-

The 1996 Incentive Plan terminated on December 31, 2005. The Director Stock Option Plan terminated on May 30, 2008. The number of common shares available for issuance under the 2005 Incentive Plan is adjusted annually by adding 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years that the 2005 Incentive Plan is in effect. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2010 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the caption “Governance – Determination of Director Independence” and “Governance – Related Person Transactions” in the 2010 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the captions “Audit Committee Disclosure – Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure – Fees Paid to Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, with respect to the Audit Committee’s pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

Schedule	Description
II	Valuation and Qualifying Accounts	77

All other financial statements and schedules not listed in the preceding index are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the consolidated financial statements or notes thereto.

BIG LOTS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Charged to	Charged to		End
DESCRIPTION	of Year	Cost and Expense	Other Accounts	Deductions	of Year
(In thousands)

Inventory Valuation Allowance
Fiscal year ended January 30, 2010	$1,219	1,006	-	448	$1,777	(a)
Fiscal year ended January 31, 2009	$1,134	147	-	62	$1,219	(a)
Fiscal year ended February 2, 2008	$1,552	249	-	667	$1,134	(a)

(a)     Consists of markdowns of aged goods.

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.35 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).

3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).

3.2	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).

4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10- K for the year ended February 2, 2002).

10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8 dated June 29, 2001).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective May 18, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).

10.3	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008 (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 3, 2008).

10.4	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).

10.5	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 29, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2008).

10.6	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009).

10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009).

10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for CEO (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated March 3, 2010).

10.10	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 29, 2008).

10.11	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.12	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective August 20, 2002 (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.13	Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008 (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 3, 2008).

10.14	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).

10.15	Big Lots 2006 Bonus Plan, as amended and restated effective December 5, 2008 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q for the quarter ended November 1, 2008).

10.16	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).

10.17	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).

10.18	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).

10.19	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).

10.20	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).

10.21	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).

10.22	Big Lots, Inc. Non-Employee Director Compensation Package (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2008).

10.23	Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended November 1, 2008).

10.24	Employment Agreement with Robert C. Claxton (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended November 1, 2008).

10.25	Amended and Restated Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended November 1, 2008).

10.26	Amended and Restated Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended November 1, 2008).

10.27	Amended and Restated Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.7 to our Form 10-Q for the quarter ended November 1, 2008).

10.28	Amended and Restated Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended November 1, 2008).

10.29	Amended and Restated Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.8 to our Form 10-Q for the quarter ended November 1, 2008).

10.30	Amended and Restated Employment Agreement with Robert S. Segal (incorporated herein by reference to Exhibit 10.9 to our Form 10-Q for the quarter ended November 1, 2008).

10.31	Amended and Restated Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended November 1, 2008).

10.32	Retention Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 3, 2010).

10.33	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).

10.34	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).

10.35	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).

10.36	Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 30, 2009).

10.37	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).

10.38	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney for Jeffrey P. Berger, Peter J. Hayes, David T. Kollat, Brenda J. Lauderback, Philip E. Mallott, Russell Solt, James R. Tener, and Dennis B. Tishkoff.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2010.

BIG LOTS, INC.

By:	/s/ Steven S. Fishman
Steven S. Fishman
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2010.

/s/ Steven S. Fishman	/s/ Joe R. Cooper
Steven S. Fishman	Joe R. Cooper
Chairman of the Board, Chief Executive Officer	Executive Vice President and Chief Financial Officer
and President (Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
Officer)

/s/ Jeffrey P. Berger*	/s/ Philip E. Mallott*
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ Peter J. Hayes*	/s/ Russell Solt*
Peter J. Hayes	Russell Solt
Director	Director

/s/ David T. Kollat*	/s/ James R. Tener*
David T. Kollat	James R. Tener
Director	Director

/s/ Brenda J. Lauderback*	/s/ Dennis B. Tishkoff*
Brenda J. Lauderback	Dennis B. Tishkoff
Director	Director

*The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 3rd day of March 2010, and filed herewith.

By:	/s/ Charles W. Haubiel II
Charles W. Haubiel II
Attorney-in-Fact