Form 10-Q
period 2010-05-01
BIG LOTS INC
filed 2010-06-10
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Yes☒         No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐        No☐

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

Yes☐         No☒

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 4, 2010, was 81,163,144.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MAY 1, 2010

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

Net sales	$1,235,162	$1,141,656
Cost of sales (exclusive of depreciation expense shown separately below)	733,207	679,476
Gross margin	501,955	462,180
Selling and administrative expenses	392,780	382,682
Depreciation expense	19,100	19,215
Operating profit	90,075	60,283
Interest expense	(506)	(321)
Interest and investment income	343	6
Income from continuing operations before income taxes	89,912	59,968
Income tax expense	33,914	23,658
Income from continuing operations	55,998	36,310
Loss from discontinued operations, net of tax benefit of $66 and $51, respectively	(100)	(79)
Net income	$55,898	$36,231

Earnings per common share - basic
Continuing operations	$0.69	$0.45
Discontinued operations	-	-
	$0.69	$0.45

Earnings per common share - diluted
Continuing operations	$0.68	$0.44
Discontinued operations	-	-
	$0.68	$0.44

Weighted-average common shares outstanding:
Basic	80,932	81,408
Dilutive effect of share-based awards	1,453	916
Diluted	82,385	82,324

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) May 1, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$260,948	$283,733
Inventories	745,226	731,337
Deferred income taxes	54,143	51,012
Other current assets	63,332	56,884
Total current assets	1,123,649	1,122,966
Property and equipment - net	487,879	491,256
Deferred income taxes	15,733	28,136
Other assets	31,012	27,135
Total assets	$1,658,273	$1,669,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,844	$309,862
Property, payroll, and other taxes	73,889	69,388
Accrued operating expenses	59,248	52,519
Insurance reserves	40,388	39,570
KB bankruptcy lease obligation	4,665	4,786
Accrued salaries and wages	33,582	47,402
Income taxes payable	17,951	18,993
Total current liabilities	589,567	542,520
Deferred rent	33,731	31,490
Insurance reserves	44,695	44,695
Unrecognized tax benefits	19,525	28,577
Other liabilities	23,831	20,799
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 80,488 shares and 81,922 shares, respectively	1,175	1,175
Treasury shares - 37,007 shares and 35,573 shares, respectively, at cost	(894,438)	(791,042)
Additional paid-in capital	507,746	515,061
Retained earnings	1,345,251	1,289,353
Accumulated other comprehensive loss	(12,810)	(13,135)
Total shareholders' equity	946,924	1,001,412
Total liabilities and shareholders' equity	$1,658,273	$1,669,493

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance - January 31, 2009	81,315	$1,175	36,180	$(804,561)	$504,552	$1,088,984	$(15,305)	$774,845
Net income	-	-	-	-	-	36,231	-	36,231
Other comprehensive income
Amortization of pension, net of tax of $(268)	-	-	-	-	-	-	399	399
Comprehensive income	-	-	-	-	-	-	-	36,630
Purchases of common shares	(84)	-	84	(1,754)	-	-	-	(1,754)
Exercise of stock options	49	-	(49)	1,081	(479)	-	-	602
Restricted shares vested	311	-	(311)	6,913	(6,913)	-	-	-
Tax charge from share-based awards	-	-	-	-	(807)	-	-	(807)
Sale of treasury shares used for deferred compensation plan	2	-	(2)	11	22	-	-	33
Share-based compensation expense	-	-	-	-	4,827	-	-	4,827
Balance - May 2, 2009	81,593	$1,175	35,902	$(798,310)	$501,202	$1,125,215	$(14,906)	$814,376
Net income	-	-	-	-	-	164,138	-	164,138
Other comprehensive income
Amortization of pension, net of tax of $(837)	-	-	-	-	-	-	1,341	1,341
Valuation adjustment of pension, net of tax of $(273)	-	-	-	-	-	-	430	430
Comprehensive income	-	-	-	-	-	-	-	165,909
Purchases of common shares	(3)	-	3	(95)	-	-	-	(95)
Exercise of stock options	313	-	(313)	6,964	(2,635)	-	-	4,329
Restricted shares vested	17	-	(17)	378	(378)	-	-	-
Tax benefit from share-based awards	-	-	-	-	1,366	-	-	1,366
Sale of treasury shares used for deferred compensation plan	2	-	(2)	21	58	-	-	79
Share-based compensation expense	-	-	-	-	15,448	-	-	15,448
Balance - January 30, 2010	81,922	$1,175	35,573	$(791,042)	$515,061	$1,289,353	$(13,135)	$1,001,412
Net income	-	-	-	-	-	55,898	-	55,898
Other comprehensive income
Amortization of pension, net of tax of $(223)	-	-	-	-	-	-	325	325
Comprehensive income	-	-	-	-	-	-	-	56,223
Purchases of common shares	(3,788)	-	3,788	(158,629)	-	-	-	(158,629)
Exercise of stock options	1,535	-	(1,535)	35,515	(8,271)	-	-	27,244
Restricted shares vested	818	-	(818)	19,707	(19,707)	-	-	-
Tax benefit from share-based awards	-	-	-	-	12,850	-	-	12,850
Sale of treasury shares used for deferred compensation plan	1	-	(1)	11	51	-	-	62
Share-based compensation expense	-	-	-	-	7,762	-	-	7,762
Balance - May 1, 2010	80,488	$1,175	37,007	$(894,438)	$507,746	$1,345,251	$(12,810)	$946,924

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Operating activities:
Net income	$55,898	$36,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,275	18,372
Deferred income taxes	9,049	(2,518)
Loss on disposition of equipment	20	498
KB Toys matters	-	(55)
Non-cash share-based compensation expense	7,762	4,827
Pension expense, net of contributions	961	1,371
Change in assets and liabilities:
Inventories	(13,889)	18,465
Accounts payable	49,982	21,400
Current income taxes	(11,049)	1,502
Other current assets	(5,412)	(1,312)
Other current liabilities	(6,256)	(1,962)
Other assets	(4,355)	(3,149)
Other liabilities	6,775	4,203
Net cash provided by operating activities	107,761	97,873

Investing activities:
Capital expenditures	(11,484)	(12,863)
Cash proceeds from sale of property and equipment	66	31
Other	(9)	(26)
Net cash used in investing activities	(11,427)	(12,858)

Financing activities:
Proceeds from borrowings under bank credit facility	-	220,100
Payment of borrowings under bank credit facility	-	(281,800)
Payment of capital lease obligations	(646)	(675)
Proceeds from the exercise of stock options	27,244	602
Excess tax benefit from share-based awards	12,850	148
Deferred bank credit facility fees paid	-	(5,340)
Payment for treasury shares acquired	(158,629)	(1,754)
Treasury shares sold for deferred compensation plan	62	33
Net cash used in financing activities	(119,119)	(68,686)

Increase (decrease) in cash and cash equivalents	(22,785)	16,329
Cash and cash equivalents:
Beginning of period	283,733	34,773
End of period	$260,948	$51,102

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$41	$134
Cash paid for income taxes, excluding impact of refunds	$22,922	$24,476
Non-cash activity:
Accrued property and equipment	$8,227	$5,240

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At May 1, 2010, we operated 1,367 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“2009 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2010 (“2010”) is comprised of the 52 weeks that began on January 31, 2010 and will end on January 29, 2011.  Fiscal year 2009 (“2009”) was comprised of the 52 weeks that began on February 1, 2009 and ended on January 30, 2010.  The fiscal quarters ended May 1, 2010 (“first quarter of 2010”) and May 2, 2009 (“first quarter of 2009”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $41.5 million and $40.9 million for the first quarter of 2010 and the first quarter of 2009, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $21.5 million and $24.4 million for the first quarter of 2010 and the first quarter of 2009, respectively.

Recent Accounting Standards
Effective January 31, 2010, we adopted Accounting Standard Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value.  Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation-Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets.  Our adoption of ASU 2010-06 did not have a material effect on our financial condition, results of operations, or liquidity.

NOTE 2 – BANK CREDIT FACILITY

On April 28, 2009, we entered into a $500 million three-year unsecured credit facility (“2009 Credit Agreement”).  The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  As of May 1, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 1, 2010 or May 2, 2009, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the first quarter of 2010 and the first quarter of 2009, 0.6 million and 2.7 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury share method.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares.  On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”).  On March 10, 2010, we utilized $150.0 million of the authorization to execute an accelerated share repurchase transaction (“ASR”) which reduced our common shares outstanding by 3.6 million.  The total number of shares repurchased under the ASR will be based upon the volume weighted average price per share of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs.  The final settlement could increase or decrease the 3.6 million shares initially reduced from our outstanding common shares.  If the ASR had settled on May 1, 2010, we would have received approximately 0.4 million additional common shares from the counterparty based on the average market price of our common shares since the beginning of the period specified by the ASR.  The remaining $250.0 million of the 2010 Repurchase Program will be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2010 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.  The 2010 Repurchase Program will continue until exhausted and will be funded with cash and cash equivalents, cash generated during fiscal 2010 or, if needed, by drawing on our 2009 Credit Agreement.  The terms of the ASR restrict us from declaring a dividend prior to its completion, which is currently scheduled to be no later than January 26, 2011.

NOTE 4 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2009 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $7.8 million and $4.8 million in the first quarter of 2010 and the first quarter of 2009, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	First Quarter
	2010	2009

Weighted-average fair value of stock options granted	$13.67	$7.83
Risk-free interest rate	2.2%	1.7%
Expected life (years)	4.2	4.3
Expected volatility	45.7%	56.0%
Expected annual forfeiture rate	1.5%	1.5%

The following table summarizes stock option activity for the first quarter of 2010:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2010	4,496,633	$19.46
Granted	967,500	36.01
Exercised	(1,535,410)	17.74
Forfeited	(22,450)	29.83
Outstanding stock options at May 1, 2010	3,906,273	$24.17	5.3	$54,839
Vested and expected to vest at May 1, 2010	3,797,773	$24.12	5.3	$53,516
Exercisable at May 1, 2010	1,452,722	$19.78	4.3	$26,766

The stock options granted in the first quarter of 2010 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes nonvested restricted stock activity for the first quarter of 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 30, 2010	849,488	$19.48
Granted	482,500	35.94
Vested	(817,700)	19.30
Forfeited	(3,000)	31.20
Outstanding nonvested restricted stock at May 1, 2010	511,288	$35.23

The nonvested restricted stock awards granted in the first quarter of 2010 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years.  On the grant date, we estimated a two-year period for vesting of the restricted stock awards granted in 2010 based on the projected achievement of the higher financial performance objective.

In 2008, we achieved the higher financial performance objective for the restricted stock awards granted during 2007, resulting in the vesting of 310,700 common shares underlying the restricted stock awards in the first quarter of 2009.  In connection with the vesting of these shares, we acquired approximately 84,000 of our common shares, which were withheld to satisfy tax withholding obligations.

In 2009, we achieved the higher financial performance objective for the restricted stock awards granted during 2008 and 2009, resulting in the vesting of 817,700 common shares underlying the restricted stock awards in the first quarter of 2010.  In connection with the vesting of these shares, we acquired approximately 234,000 of our common shares, which were withheld to satisfy tax withholding obligations.

During the first quarter of 2010 and the first quarter of 2009, the following activity occurred under our share-based compensation plans:

	First Quarter
	2010	2009
(In thousands)
Total intrinsic value of stock options exercised	$28,456	$560
Total fair value of restricted stock vested	30,091	6,525

The total unearned compensation cost related to all share-based awards outstanding at May 1, 2010 was approximately $39.4 million.  This compensation cost is expected to be recognized through April 2014 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.4 years from May 1, 2010.

NOTE 5 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2010	2009
Discount rate	5.7%	7.3%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.0%	8.0%
Measurement date for plan assets and benefit obligations	01/30/10	01/31/09

The components of combined net periodic pension cost were as follows:

	First Quarter
	2010	2009
(In thousands)
Service cost - benefits earned in the period	$609	$565
Interest cost on projected benefit obligation	814	932
Expected investment return on plan assets	(1,062)	(793)
Amortization of actuarial loss	554	673
Amortization of prior service cost	(9)	(9)
Amortization of transition obligation	3	3
Net periodic pension cost	$909	$1,371

We currently do not expect to contribute to the qualified defined benefit pension plan during 2010.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 6 – INCOME TAXES

In the first quarter of 2010, unrecognized tax benefits decreased by approximately $9.0 million from January 30, 2010 primarily related to the settlement of a deduction item for which there was uncertainty about the timing of the deduction.  Income tax expense was benefited by the reduction in accrued interest expense related to the settlement of this timing item.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2011, based on 1) anticipated positions taken in the next 12 months, 2) expected cash and noncash settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $15.0 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana (“District Court in Louisiana”), alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all then-current and former assistant store managers who worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  Approximately 1,100 individuals opted to join the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the District Court in Louisiana issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four plaintiffs remained before the District Court in Louisiana.  On January 26, 2009, three of the plaintiffs presented their respective cases before the District Court in Louisiana. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice.  On April 2, 2009, the District Court in Louisiana awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million.  We appealed both of these decisions.  Subsequent to the District Court in Louisiana’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the District Court in Louisiana.  On August 13, 2009, we filed a writ of mandamus challenging the District Court in Louisiana’s jurisdiction to hear these cases. This writ was denied on October 20, 2009.  On January 12, 2010, the Louisiana matter was preliminarily settled for $4.0 million, and we are awaiting final approval of the settlement by the District Court in Louisiana.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”).  In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York.  The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On January 21, 2010, a stipulation was filed and order rendered limiting this action to current and former assistant store managers working in our New York stores.  We are currently engaged in discovery in the New York matter.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any; however, we currently believe that such claims asserted in the New York matter, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter").  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  On October 29, 2009, the Court denied, with prejudice, plaintiffs’ class certification motion.  On January 21, 2010, the plaintiffs filed a Notice of Appeal, and the parties will have an opportunity to brief their respective positions in the coming months.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter").  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys’ fees and costs.  The Avitia matter is related to and overlaps the Seals matter.  We cannot make a determination as to the probability of a loss contingency resulting from the Avitia matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”).  The first was filed in the Superior Court of California, Orange County.  This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County.  The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  We believed these two matters overlapped and we successfully consolidated the two cases before the United States District Court, Central District of California.  We believe the remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter (for further discussion of the Espinosa matter see note 10 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009).  On August 25, 2009, the Court denied, without prejudice, the plaintiffs’ class certification motion.  On April 21, 2010, the Court granted, with prejudice, our motion to deny class certification.  Accordingly, the claims of one plaintiff remain before the Court.  We cannot make a determination as to the probability of a loss contingency resulting from the Caron matters or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We have filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor.  We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  Oral arguments in the appeal of the State Court’s decision are scheduled to be heard on June 22, 2010.  On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff’s motion to reconsider the Federal Court’s order confirming that it granted summary judgment with prejudice.  On April 6, 2010, the plaintiff appealed the Federal Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

NOTE 8 – BUSINESS SEGMENT DATA

We manage our business based on one segment, broadline closeout retailing.  We use the following six merchandise categories, which match our internal management and reporting of merchandise net sales:  Consumables, Furniture, Home, Seasonal, Hardlines, and Other.  The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, and occasional furniture.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Hardlines category includes the electronics, appliances, tools, and home maintenance departments.  The Other category includes the toy, jewelry, infant accessories, and apparel departments.  Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations.

The following table presents net sales data by category:

	First Quarter
	2010	2009
(In thousands)
Consumables	$362,172	$359,204
Furniture	254,561	206,802
Home	184,172	164,715
Seasonal	173,222	162,204
Hardlines	152,506	142,187
Other	108,529	106,544
Net sales	$1,235,162	$1,141,656

NOTE 9 – FAIR VALUE MEASUREMENTS

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to Level 1 and the lowest priority to Level 3.

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

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $19.1 million and $16.2 million at May 1, 2010 and January 30, 2010, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair value of mutual fund investments was a Level 1 valuation under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $110.6 million and $123.0 million at May 1, 2010 and January 30, 2010, respectively, stated at cost, which approximates fair value.

At May 1, 2010 and January 30, 2010, cash and cash equivalents carried at fair value was comprised of the following:

	May 1, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$85,100	$85,100	$-	$-
Variable rate demand notes	30,499	-	30,499	-
Total	$115,599	$85,100	$30,499	$-

	January 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$76,350	$76,350	$-	$-
Variable rate demand notes	56,152	-	56,152	-
Total	$132,502	$76,350	$56,152	$-

Variable rate demand notes are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution.  Also, variable rate demand notes can be tendered for sale upon notice (generally no longer than seven days) to the original issuer, at par plus accrued interest.

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

The following are the results from the first quarter of 2010 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2009:

•	Comparable store sales for stores open at least two years at the beginning of 2010 increased 6.0%.

•	Gross margin dollars increased $39.8 million and gross margin rate increased 10 basis points.

•	Selling and administrative expenses increased $10.1 million. As a percentage of net sales, selling and administrative expenses decreased 170 basis points to 31.8% of sales.

•	Depreciation expense decreased $0.1 million or 20 basis points to 1.5% of sales.

•	The operating profit rate increased 200 basis points to 7.3%.

•	Diluted earnings per share from continuing operations were $0.68 per share, an increase of 54.5% compared to last year’s $0.44 per share.

•
Inventory increased by 3.8% or $27.0 million to $745.2 million during the first quarter of 2010 as compared to our 8.2% increase in sales during the same period, resulting in record inventory turnover for the first quarter.

•
Cash and cash equivalents were $260.9 million at May 1, 2010 and we continued to have no borrowings outstanding, while investing $11.5 million in capital expenditures, which included opening 7 new stores.

•	On March 10, 2010, we executed a $150.0 million accelerated share repurchase transaction, which reduced our common shares outstanding by 3.6 million.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2010 and the first quarter of 2009:

	2010	2009

Stores open at the beginning of the fiscal year	1,361	1,339
Stores opened during the period	7	8
Stores closed during the period	(1)	(2)
Stores open at the end of the period	1,367	1,345

We expect to meet our target of opening 80 new stores during fiscal 2010.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2010	2009

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.4	59.5
Gross margin	40.6	40.5
Selling and administrative expenses	31.8	33.5
Depreciation expense	1.5	1.7
Operating profit	7.3	5.3
Interest expense	0.0	0.0
Interest income	0.0	0.0
Income from continuing operations before income taxes	7.3	5.3
Income tax expense	2.7	2.1
Income from continuing operations	4.5	3.2
Discontinued operations	0.0	0.0
Net income	4.5%	3.2%

FIRST QUARTER OF 2010 COMPARED TO FIRST QUARTER OF 2009

Net Sales

Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the first quarter of 2010 compared to the first quarter of 2009 were as follows:

	First Quarter
	2010		2009		Change
($ in thousands)
Consumables	$362,172	29.3%	$359,204	31.5%	$2,968	0.8%
Furniture	254,561	20.6	206,802	18.1	47,759	23.1
Home	184,172	14.9	164,715	14.4	19,457	11.8
Seasonal	173,222	14.0	162,204	14.2	11,018	6.8
Hardlines	152,506	12.4	142,187	12.5	10,319	7.3
Other	108,529	8.8	106,544	9.3	1,985	1.9
Net sales	$1,235,162	100.0%	$1,141,656	100.0%	$93,506	8.2%

Net sales increased $93.5 million or 8.2% to $1,235.2 million in the first quarter of 2010, compared to $1,141.7 million in the first quarter of 2009.  Comparable store sales for stores open at least two years at the beginning of 2010, increased 6.0%, which increased net sales by $65.2 million.  In addition, net sales increased by $26.6 million through the net addition of 28 new stores since the beginning of 2009.  Customers increased their discretionary spending on our merchandise offerings, particularly in the Furniture, Home, and Seasonal categories. The Furniture category benefited from increased sales across all departments, in particular upholstery and mattresses, as customers responded to both specialized promotional events and new styles in upholstery introduced during the first quarter.  The Home category continued its trend of increasing sales across most of its departments with the largest gain in domestics, driven by our improving ability to demonstrate value in our custom branded offerings.  The Seasonal category increase was due to higher sales of lawn & garden items, as customers responded to the value in our higher priced items, including patio furniture and grills.  The Hardlines category sales improvement was primarily driven by sales of electronics, in particular video games which we began selling in the third fiscal quarter of 2009.

Based on the sales trends for the combined period of March and April along with the first two weeks of May, we expect comparable store sales to increase by 4% to 5% for the second quarter of 2010.  We believe the positive trends that occurred in the first quarter of 2010 will continue into the second quarter of 2010 for Furniture, Home, and Hardlines and we expect Seasonal sales will accelerate further if the weather reverts to more normal conditions.

Gross Margin
Gross margin dollars increased $39.8 million or 8.6% to $502.0 million for the first quarter of 2010, compared to $462.2 million for the first quarter of 2009. The increase in gross margin dollars was principally due to higher net sales of $93.5 million, which increased gross margin dollars by approximately $38.6 million, in addition to the higher gross margin rate, which increased gross margin dollars by approximately $1.2 million.  Gross margin as a percentage of net sales increased 10 basis points to 40.6% in the first quarter of 2010 compared to 40.5% in the first quarter of 2009.  The gross margin rate increase was principally due to lower markdowns as a percent of sales combined with the favorable merchandise mix impact of strong sales of our higher margin Home category.  These favorable impacts were partially offset by higher domestic freight costs in the first quarter of 2010 and a favorable shrink adjustment in the first quarter of 2009 that was not repeated in first quarter of 2010.

In the second quarter of 2010, we expect our gross margin rate will be slightly higher than our second quarter of 2009 gross margin rate.  We expect the gross margin rate to continue to be positively impacted by a lower markdown rate and the favorable mix of our net sales in the higher margin Home category.  Partially offsetting these factors in gross margin rate, we expect higher inbound freight costs in both domestic and import activities.

Selling and Administrative Expenses
Selling and administrative expenses were $392.8 million for the first quarter of 2010, compared to $382.7 million for the first quarter of 2009.  This increase of $10.1 million or 2.6% was primarily due to higher sales and a net increase of 22 stores compared to first quarter of 2009.  Compared to last year, the largest increases were in store payroll of $4.6 million, share-based compensation expense of $3.0 million, store rents of $2.0 million, and credit card/bank fees of $1.8 million.  Partially offsetting these items was a decrease in advertising expenses of $2.9 million.  The increase in store payroll was principally due to the increased number of stores, higher sales, and more cartons of merchandise resulting from the increased sales.  Share-based compensation expense was higher principally due to the accelerated vesting of fiscal 2008 and fiscal 2009 restricted stock awards based on our record fiscal 2009 EPS performance.  Additionally, fiscal 2010 restricted stock awards have a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2008 and 2009.  Store rents increased primarily due to the increased number of stores.  Credit card/bank fees increased from the increased sales and an increasing rate charged by debit card network providers.  Advertising expense decreased primarily due to lower printing and distribution costs.

As a percentage of net sales, selling and administrative expenses decreased by 170 basis points to 31.8% for the first quarter of 2010 compared to 33.5% for the first quarter of 2009.

In the second quarter of 2010, we expect our selling and administrative expenses as a percentage of net sales will be lower than the second quarter of 2009 due to the leveraging impact of our forecasted comparable store sales increase of 4% to 5% and reductions in advertising and utility costs.  Partially offsetting these factors will be higher bonus expense, higher share-based compensation expense and increased debit card/bank fees.

Depreciation Expense
Depreciation expense decreased $0.1 million or 0.6% to $19.1 million in the first quarter of 2010, compared to $19.2 million for the first quarter of 2009.  Depreciation expense as a percentage of sales leveraged, or decreased, by 20 basis points compared to last year.

During the balance of fiscal 2010, we expect that depreciation expense will increase as compared to fiscal 2009 as we spend the remaining $103.5 million of planned capital expenditures associated with new stores openings, maintenance of existing stores and distribution centers, store relay efforts in approximately 105 stores, and the installation of energy management systems in approximately 700 stores.

Interest Expense
Interest expense increased $0.2 million to $0.5 million in the first quarter of 2010, compared to $0.3 million in the first quarter of 2009.   The increase in interest expense was due to the amortization of deferred bank credit facility fees paid in connection with the 2009 Credit Agreement.  We had total average borrowings (including capital leases) of $3.1 million in the first quarter of 2010 compared to total average borrowings of $19.4 million in the first quarter of 2009.  Borrowings declined as a result of the cash flows generated from operations and our repayment of outstanding borrowings.

Income Taxes
The effective income tax rate for the first quarter of 2010 and the first quarter of 2009 for income from continuing operations was 37.7% and 39.5%, respectively.  The 180 basis point decrease in the effective income tax rate was primarily due to the recognition of tax benefits relating to the settlement of an uncertain tax position.

Capital Resources and Liquidity
On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  As of May 1, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-weeks of Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 1, 2010, we did not have any borrowings under the 2009 Credit Agreement and the borrowings available under the 2009 Credit Agreement were $450.5 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $49.5 million.  We anticipate total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement will be less than $75.0 million through September 15, 2010, all of which will be comprised of letters of credit, excluding any impact from the execution of the 2010 Repurchase Program.

Cash provided by operating activities increased by $9.9 million to $107.8 million in the first quarter of 2010, compared to $97.9 million in the first quarter of 2009.  The $9.9 million increase was principally due to the increase in net income.

Cash used in investing activities was $11.4 million in the first quarter of 2010, which primarily was driven by opening seven new stores.  We continue to expect to invest approximately $115.0 million in capital expenditures during fiscal 2010.

Cash used in financing activities increased by $50.4 million to $119.1 million in the first quarter of 2010, compared to $68.7 million in the first quarter of 2009.  The increase in cash used in financing activities in the first quarter of 2010 was primarily due to the ASR of $150.0 million and the purchase of additional treasury shares of $8.6 million, partly offset by the exercise of stock options, which resulted in proceeds of $27.2 million and tax benefits of $12.9 million.  Cash used in financing activities in the first quarter of 2009 was primarily due to the repayment of borrowings outstanding under the bank credit facility of $61.7 million and the payment of bank fees and other expenses in the aggregate amount of $5.3 million associated with our entry into the 2009 Credit Agreement.

Other than the matters discussed in Item 1A (Risk Factors) of our 2009 Form 10-K or as otherwise discussed herein, we are not aware of any current trends, events, demands, commitments, or uncertainties that reasonably can be expected to have a material impact on our capital resources or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in the 2009 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in our 2009 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those contained in our 2009 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, we completed the first phase of our implementation of SAP® for Retail by implementing new financial systems, including the general ledger, accounts payable and fixed assets systems.  The implementation of the new systems required us to modify our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 7 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the first quarter of 2010, there were no material changes to the risk factors previously disclosed in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2010 - February 27, 2010	-		$-		-	$150,000
February 28, 2010 - March 27, 2010	3,554	(2)	37.93	(3)	3,554	250,000
March 28, 2010 - May 1, 2010	234	(1)	36.80		-	250,000
Total	3,788		$37.86		3,554	$250,000

(1)   In 2009, we achieved the higher financial performance objective for restricted stock awards granted during 2008 and 2009, resulting in the vesting of 817,700 common shares underlying the restricted stock awards in the first quarter of 2010.  In connection with the vesting of these shares, we acquired approximately 234,000 of our common shares, which were withheld to satisfy tax withholding obligations with respect to share-based compensation.

(2)   As part of the 2010 Repurchase Program, we received 3,554,000 of our outstanding common shares in the first quarter of 2010 representing an initial delivery of shares purchased under a $150.0 million accelerated share repurchase transaction.  Under the terms of the ASR, we may receive or be required to deliver an amount of shares needed to settle the transaction such that the effective price paid per share for the total number of shares received under the transaction equals the final settlement price.  The final settlement price will be the average market price per share of our stock for the contractually specified period less a contractually specified discount.  The ASR is expected to settle in the fourth quarter of 2010.

(3)   The final settlement price per share of the shares repurchased under the ASR will not be known until the ASR terminates.  If the ASR had terminated on May 1, 2010, the final settlement price would have been $37.93 per share.  The final settlement price per share may differ upon actual settlement of the ASR which we expect to occur in the fourth quarter of 2010.

The terms of the ASR restrict us from declaring a dividend prior to its completion, which is currently scheduled to be no later than January 26, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

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

Dated: June 10, 2010

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)