Form 10-Q
period 2010-07-31
BIG LOTS INC
filed 2010-09-08
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 3, 2010, was 75,553,416.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2010

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$1,142,309	$1,086,567	$2,377,471	$2,228,223
Cost of sales	679,884	652,184	1,413,091	1,331,660
Gross margin	462,425	434,383	964,380	896,563
Selling and administrative expenses	380,374	367,781	773,154	750,463
Depreciation expense	18,848	18,949	37,948	38,164
Operating profit	63,203	47,653	153,278	107,936
Interest expense	(503)	(506)	(1,009)	(827)
Interest and investment income	177	19	520	25
Income from continuing operations before income taxes	62,877	47,166	152,789	107,134
Income tax expense	24,098	18,550	58,012	42,208
Income from continuing operations	38,779	28,616	94,777	64,926
Income (Loss) from discontinued operations, net of tax expense (benefit) of $65, ($112), ($1), and ($163), respectively	98	(173)	(2)	(252)
Net income	$38,877	$28,443	$94,775	$64,674

Earnings per common share - basic
Continuing operations	$0.49	$0.35	$1.18	$0.80
Discontinued operations	-	-	-	-
	$0.49	$0.35	$1.18	$0.79

Earnings per common share - diluted
Continuing operations	$0.48	$0.35	$1.17	$0.79
Discontinued operations	-	-	-	-
	$0.48	$0.34	$1.17	$0.78

Weighted-average common shares outstanding:
Basic	79,467	81,623	80,200	81,515
Dilutive effect of share-based awards	866	893	1,090	894
Diluted	80,333	82,516	81,290	82,409

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) July 31, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$170,711	$283,733
Inventories	734,208	731,337
Deferred income taxes	52,415	51,012
Other current assets	72,030	56,884
Total current assets	1,029,364	1,122,966
Property and equipment - net	503,766	491,256
Deferred income taxes	20,658	28,136
Other assets	36,178	27,135
Total assets	$1,589,966	$1,669,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,969	$309,862
Property, payroll, and other taxes	76,969	69,388
Accrued operating expenses	58,119	52,519
Insurance reserves	37,619	39,570
KB bankruptcy lease obligation	3,768	4,786
Accrued salaries and wages	36,133	47,402
Income taxes payable	738	18,993
Total current liabilities	554,315	542,520
Deferred rent	35,765	31,490
Insurance reserves	45,919	44,695
Unrecognized tax benefits	19,646	28,577
Other liabilities	22,649	20,799
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 78,151 shares and 81,922 shares, respectively	1,175	1,175
Treasury shares - 39,344 shares and 35,573 shares, respectively, at cost	(974,393)	(791,042)
Additional paid-in capital	513,240	515,061
Retained earnings	1,384,128	1,289,353
Accumulated other comprehensive loss	(12,478)	(13,135)
Total shareholders' equity	911,672	1,001,412
Total liabilities and shareholders' equity	$1,589,966	$1,669,493

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

							Accumulated
					Additional		Other
	Common		Treasury		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance - January 31, 2009	81,315	$1,175	36,180	$(804,561)	$504,552	$1,088,984	$(15,305)	$774,845
Net income	-	-	-	-	-	64,674	-	64,674
Other comprehensive income
Amortization of pension, net of tax of $(534)	-	-	-	-	-	-	801	801
Comprehensive income	-	-	-	-	-	-	-	65,475
Purchases of common shares	(84)	-	84	(1,754)	-	-	-	(1,754)
Exercise of stock options	79	-	(79)	1,763	(778)	-	-	985
Restricted shares vested	328	-	(328)	7,291	(7,291)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	(743)	-	-	(743)
Sale of treasury shares used for deferred compensation plan	3	-	(3)	23	55	-	-	78
Share-based employee compensation expense	-	-	-	-	8,467	-	-	8,467
Balance - August 1, 2009	81,641	1,175	35,854	(797,238)	504,262	1,153,658	(14,504)	847,353
Net income	-	-	-	-	-	135,695	-	135,695
Other comprehensive income
Amortization of pension, net of tax of $(571)	-	-	-	-	-	-	939	939
Valuation adjustment of pension, net of tax of $(273)	-	-	-	-	-	-	430	430
Comprehensive income	-	-	-	-	-	-	-	137,064
Purchases of common shares	(3)	-	3	(95)	-	-	-	(95)
Exercise of stock options	283	-	(283)	6,282	(2,336)	-	-	3,946
Tax benefit (charge) from share-based awards	-	-	-	-	1,302	-	-	1,302
Sale of treasury shares used for deferred compensation plan	1	-	(1)	9	25	-	-	34
Share-based employee compensation expense	-	-	-	-	11,808	-	-	11,808
Balance - January 30, 2010	81,922	1,175	35,573	(791,042)	515,061	1,289,353	(13,135)	1,001,412
Net income	-	-	-	-	-	94,775	-	94,775
Other comprehensive income
Amortization of pension, net of tax of $(441)	-	-	-	-	-	-	657	657
Comprehensive income	-	-	-	-	-	-	-	95,432
Purchases of common shares	(6,285)	-	6,285	(242,460)	-	-	-	(242,460)
Exercise of stock options	1,668	-	(1,668)	38,755	(8,798)	-	-	29,957
Restricted shares vested	844	-	(844)	20,345	(20,345)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	13,314	-	-	13,314
Sale of treasury shares used for deferred compensation plan	2	-	(2)	9	52	-	-	61
Share-based employee compensation expense	-	-	-	-	13,956	-	-	13,956
Balance - July 31, 2010	78,151	$1,175	39,344	$(974,393)	$513,240	$1,384,128	$(12,478)	$911,672

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Operating activities:
Net income	$94,775	$64,674

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,169	36,543
Deferred income taxes	5,634	8,245
Loss on disposition of equipment	36	602
Non-cash impairment charge	-	240
KB Toys matters	-	(219)
Non-cash share-based compensation expense	13,956	8,467
Pension expense, net of contributions	1,518	2,396
Change in assets and liabilities:
Inventories	(2,871)	68,875
Accounts payable	31,107	27,877
Current income taxes	(30,179)	(43,727)
Other current assets	(12,106)	(11,862)
Other current liabilities	(8,168)	3,379
Other assets	(2,146)	(4,295)
Other liabilities	9,947	10,005
Net cash provided by operating activities	137,672	171,200

Investing activities:
Capital expenditures	(42,618)	(38,847)
Cash proceeds from sale of property and equipment	336	247
Deposit in restricted account	(8,000)	-
Other	(21)	(57)
Net cash used in investing activities	(50,303)	(38,657)

Financing activities:
Proceeds from borrowings under bank credit facility	-	232,600
Payment of borrowings under bank credit facility	-	(294,300)
Payment of capital lease obligations	(1,263)	(1,319)
Proceeds from the exercise of stock options	29,957	985
Excess tax benefit from share-based awards	13,314	248
Deferred bank credit facility fees paid	-	(5,579)
Payment for treasury shares acquired	(242,460)	(1,754)
Treasury shares sold for deferred compensation plan	61	78
Net cash used in financing activities	(200,391)	(69,041)

(Decrease) Increase in cash and cash equivalents	(113,022)	63,502
Cash and cash equivalents:
Beginning of period	283,733	34,773
End of period	$170,711	$98,275

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$38	$177
Cash paid for income taxes, excluding impact of refunds	$69,243	$77,330
Non-cash activity:
Accrued property and equipment	$11,009	$6,722

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At July 31, 2010, we operated 1,374 stores in 47 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2010 (“2010”) is comprised of the 52 weeks that began on January 31, 2010 and will end on January 29, 2011.  Fiscal year 2009 (“2009”) was comprised of the 52 weeks that began on February 1, 2009 and ended on January 30, 2010.  The fiscal quarters ended July 31, 2010 (“second quarter of 2010”) and August 1, 2009 (“second quarter of 2009”) were both comprised of 13 weeks.  The year-to-date periods ended July 31, 2010 (“year-to-date 2010”) and August 1, 2009 (“year-to-date 2009”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $35.9 million and $37.8 million for the second quarter of 2010 and the second quarter of 2009, respectively, and $77.4 million and $78.6 million for the year-to-date 2010 and the year-to-date 2009, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.6 million and $18.8 million for the second quarter of 2010 and the second quarter of 2009, respectively, and $38.0 million and $43.2 million for the year-to-date 2010 and the year-to-date 2009, respectively.

Recent Accounting Pronouncements
Effective January 31, 2010, we adopted Accounting Standard Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value.  Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation-Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets.  Our adoption of ASU 2010-06 did not have a material effect on our financial condition, results of operations, or liquidity.

NOTE 2 – RESTRICTED CASH

On July 1, 2010, we deposited $8.0 million in a restricted cash account.    The restricted cash serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with self-insurance, as discussed in note 10 of our 2009 Form 10-K.  The cash is on deposit with our insurance carrier.  At July 31, 2010, the $8.0 million is classified as noncurrent in other assets.

NOTE 3 – BANK CREDIT FACILITY

On April 28, 2009, we entered into a $500 million three-year unsecured credit facility (“2009 Credit Agreement”).  The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  At July 31, 2010, $59.6 million was committed to outstanding letters of credit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  At July 31, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to Level 1 and the lowest priority to Level 3.

Level 1, defined as observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2, defined as observable inputs other than Level 1 inputs.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items.

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $17.6 million and $16.2 million at July 31, 2010 and January 30, 2010, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $59.2 million and $123.0 million at July 31, 2010 and January 30, 2010, respectively, stated at cost, which approximates fair value.

At July 31, 2010 and January 30, 2010, cash and cash equivalents carried at fair value was comprised of the following:

	July 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$50,300	$50,300	$-	$-
Variable rate demand notes	30,499	-	30,499	-
Total	$80,799	$50,300	$30,499	$-

	January 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$76,350	$76,350	$-	$-
Variable rate demand notes	56,152	-	56,152	-
Total	$132,502	$76,350	$56,152	$-

Variable rate demand notes are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution.  Also, variable rate demand notes can be tendered for sale upon notice (generally no longer than seven days) to the original issuer, at par plus accrued interest.

NOTE 5 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at July 31, 2010 or August 1, 2009, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards and the impact of the final settlement of the accelerated share repurchase transaction, as discussed below.  For the second quarter of 2010 and the second quarter of 2009, 1.0 million and 3.0 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2010 and the year-to-date 2009, 0.8 million and 2.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares.  On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”).  On March 10, 2010, we utilized $150.0 million of the authorization to execute an accelerated share repurchase transaction (“ASR”) which reduced our common shares outstanding by 3.6 million.  The total number of shares repurchased under the ASR will be based upon the volume weighted average price per share of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs.  The final settlement could increase or decrease the 3.6 million shares initially reduced from our outstanding common shares.  If the ASR had settled on July 31, 2010, we would have received approximately 0.6 million additional common shares from the counterparty based on the average market price of our common shares since the beginning of the period specified by the ASR.  The remaining $250.0 million of the 2010 Repurchase Program will be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2010 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.  The 2010 Repurchase Program will continue until exhausted and will be funded with cash and cash equivalents, cash generated during fiscal 2010 and/or 2011 or, if needed, by drawing on our 2009 Credit Agreement.  The terms of the ASR restrict us from declaring a dividend prior to its completion, which is currently scheduled to be no later than January 26, 2011.

During the second quarter of 2010, we acquired approximately 2.5 million of our outstanding common shares for $83.8 million under the 2010 Repurchase Program.  Our remaining repurchase authorization under the 2010 Repurchase Program was approximately $166.2 million at July 31, 2010, and is expected to be used in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.

NOTE 6 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2009 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $6.2 million and $3.7 million in the second quarter of 2010 and the second quarter of 2009, respectively, and $14.0 million and $8.5 million in the year-to-date 2010 and the year-to-date 2009, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009

Weighted-average fair value of stock options granted	$13.89	$12.05	$13.68	$7.86
Risk-free interest rate	2.3%	1.8%	2.2%	1.7%
Expected life (years)	4.2	4.3	4.2	4.3
Expected volatility	43.7%	55.7%	45.7%	56.0%
Expected annual forfeiture rate	1.5%	1.5%	1.5%	1.5%

The following table summarizes stock option activity for the year-to-date 2010:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2010	4,496,633	$19.46
Granted	967,500	36.01
Exercised	(1,535,410)	17.74
Forfeited	(22,450)	29.83
Outstanding stock options at May 1, 2010	3,906,273	$24.17	5.3	$54,839
Granted	15,000	34.11
Exercised	(132,580)	20.47
Forfeited	(32,250)	19.82
Outstanding stock options at July 31, 2010	3,756,443	$24.38	5.0	$38,943
Vested or expected to vest at July 31, 2010	3,651,257	$24.32	5.0	$38,033
Exercisable at July 31, 2010	1,370,067	$19.82	4.0	$19,858

The stock options granted in the year-to-date 2010 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the restricted stock awards activity for the year-to-date 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding restricted stock awards at January 30, 2010	849,488	$19.48
Granted	482,500	35.94
Vested	(817,700)	19.30
Forfeited	(3,000)	31.20
Outstanding restricted stock awards at May 1, 2010	511,288	$35.23
Granted	23,484	34.81
Vested	(26,388)	23.58
Forfeited	-	-
Outstanding restricted stock awards at July 31, 2010	508,384	$35.81

The nonvested restricted stock awards granted in the year-to-date 2010 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years.  On the grant date, we estimated a two-year period for vesting of the restricted stock awards granted in 2010 based on the projected achievement of the higher financial performance objective.

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

In the second quarter of 2009, 16,975 common shares underlying the restricted stock awards granted to the non-employee members of our Board of Directors in 2008 vested on the trading day immediately preceding our annual meeting of shareholders.  These awards were part of the annual compensation granted in 2008 to the non-employee members of the Board of Directors.  Additionally, in the second quarter of 2009, each non-employee member of our Board of Directors received an annual restricted stock award having a grant date fair value of approximately $75,000.

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

In the second quarter of 2010, 25,488 common shares underlying the restricted stock awards granted to the non-employee members of our Board of Directors in 2009 vested on the trading day immediately preceding our annual meeting of shareholders.  These awards were part of the annual compensation granted in 2009 to the non-employee members of the Board of Directors.  Additionally, in the second quarter of 2010, each non-employee member of our Board of Directors received an annual restricted stock award having a grant date fair value of approximately $95,000.  These restricted stock awards vest on the earlier of 1) the trading day immediately preceding the 2011 annual meeting of our shareholders, or 2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
(In thousands)
Total intrinsic value of stock options exercised	$1,950	$341	$30,406	$901
Total fair value of restricted stock vested	952	429	31,043	6,954

The total unearned compensation cost related to all share-based awards outstanding at July 31, 2010 was approximately $33.4 million.  This compensation cost is expected to be recognized through September 2012 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.2 years from July 31, 2010.

NOTE 7 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2010	2009
Discount rate	5.7%	7.3%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.0%	8.0%
Measurement date for plan assets and benefit obligations	01/30/10	01/31/09

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
(In thousands)
Service cost - benefits earned in the period	$609	$565	$1,218	$1,130
Interest cost on projected benefit obligation	814	931	1,628	1,863
Expected investment return on plan assets	(1,062)	(793)	(2,124)	(1,586)
Amortization of actuarial loss	554	672	1,108	1,345
Amortization of prior service cost	(9)	(8)	(18)	(17)
Amortization of transition obligation	3	4	6	7
Net periodic pension cost	$909	$1,371	$1,818	$2,742

We currently do not expect to contribute to the qualified defined benefit pension plan during 2010.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 8 – INCOME TAXES

For the year-to-date 2010, unrecognized tax benefits decreased by approximately $9.0 million primarily related to the settlement of a deduction item for which there was uncertainty about the timing of the deduction.  Income tax expense was benefited by the reduction in accrued interest expense related to the settlement of this timing item.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2011, based on 1) anticipated positions taken in the next 12 months, 2) expected cash and noncash settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $14.0 million.  Actual results may differ materially from this estimate.

NOTE 9 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana (“District Court in Louisiana”), alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the District Court in Louisiana issued an order conditionally certifying a class of all then-current and former assistant store managers who worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  Approximately 1,100 individuals opted to join the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the District Court in Louisiana issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four plaintiffs remained before the District Court in Louisiana.  On January 26, 2009, three of the plaintiffs presented their respective cases before the District Court in Louisiana. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice.  On April 2, 2009, the District Court in Louisiana awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million.  We appealed both of these decisions.  Subsequent to the District Court in Louisiana’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the District Court in Louisiana.  On August 13, 2009, we filed a writ of mandamus challenging the District Court in Louisiana’s jurisdiction to hear these cases. This writ was denied on October 20, 2009.  On January 12, 2010, the Louisiana matter was preliminarily settled for $4.0 million, and on June 29, 2010, the District Court in Louisiana conditionally approved the settlement.  Following additional administrative processing, all settled cases will be dismissed with prejudice.  As of August 24, 2010, we had received executed releases from all but one of the 172 plaintiffs.  Unless and until an executed release is received, that plaintiff's case will not be dismissed and we will not pay a settlement amount to that plaintiff.

In June 2010, a civil collective action complaint was filed against us in the United States District Court for the Northern District of Illinois, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Gromek matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, interest, attorneys’ fees and costs.  We answered the plaintiffs’ complaint in August 2010, and we are currently in the preliminary stages of discovery.  The Gromek matter is similar in nature to the Louisiana matter.  We cannot make a determination as to the probability of a loss contingency resulting from the Gromek matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter").  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys’ fees and costs.  In August 2010, the five plaintiffs named in the original complaint filed an amended complaint that removed the class and representative allegations and asserted only individual actions.  We have answered the amended complaint and are in the preliminary stages of discovery.  The Avitia matter is related to and overlaps the Seals matter.  We cannot make a determination as to the probability of a loss contingency resulting from the Avitia matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

In June 2010, a representative enforcement action was filed against us in the Superior Court of California, Alameda County, alleging that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims (“Sample matter”).  The plaintiff seeks to recover, on her behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from allegedly unpaid overtime, unpaid meal period premiums, unpaid rest period premiums, unpaid business expenses, non-payment of wages at termination, untimely payment of wages, noncompliant wage statements, failure to providing seating, and attorneys’ fees and costs.  In July 2010, we answered the plaintiff’s complaint and filed a notice of removal to federal court.  We are currently in the preliminary stages of discovery.  The Sample matter is similar in nature to the actions comprising the Caron matters.  We cannot make a determination as to the probability of a loss contingency resulting from the Sample matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We have filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor.  We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  Oral arguments in the appeal of the State Court’s decision were heard on June 22, 2010.  The case has been submitted to the panel and we await their ruling.  On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff’s motion to reconsider the Federal Court’s order confirming that it granted summary judgment with prejudice.  On April 6, 2010, the plaintiff appealed the Federal Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit.  Briefing has not been completed for the Federal Court appeal and oral arguments have not been set.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

NOTE 10 – BUSINESS SEGMENT DATA

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

The following is net sales data by category:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
(In thousands)
Consumables	$348,109	$347,261	$710,281	$706,465
Furniture	179,310	155,003	433,871	361,805
Home	179,071	159,755	363,243	324,470
Seasonal	177,360	161,961	350,582	324,165
Hardlines	163,670	156,339	316,176	298,526
Other	94,789	106,248	203,318	212,792
Net sales	$1,142,309	$1,086,567	$2,377,471	$2,228,223

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

The following are the results from the second quarter of 2010 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2009:

•	Comparable store sales for stores open at least two years at the beginning of 2010 increased 3.8%.

•	Gross margin dollars increased $28.0 million and gross margin rate increased 50 basis points.

•	Selling and administrative expenses increased $12.6 million. As a percentage of net sales, selling and administrative expenses decreased 50 basis points to 33.3% of sales.

•	Depreciation expense decreased $0.1 million or 10 basis points to 1.6% of sales.

•	Operating profit rate increased 110 basis points to 5.5%.

•	Diluted earnings per share from continuing operations were $0.48 per share, an increase of 37.1% compared to last year’s $0.35 per share.

•	Inventory increased by 10.0% or $66.5 million to $734.2 million from the second quarter of 2009.

•	During the second quarter of 2010, we acquired 2.5 million of our outstanding common shares for $83.8 million under the 2010 Repurchase Program.

•
Cash and cash equivalents were $170.7 million at July 31, 2010 and we continued to have no borrowings outstanding under the 2009 Credit Agreement, while investing $42.6 million in capital expenditures during the year-to-date 2010, which included opening 25 new stores.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2010 and the year-to-date 2009:

	2010	2009

Stores open at the beginning of the fiscal year	1,361	1,339
Stores opened during the period	25	19
Stores closed during the period	(12)	(8)
Stores open at the end of the period	1,374	1,350

We expect to meet our target of opening 80 new stores during fiscal 2010, with the majority being opened by the end of the third quarter of 2010.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	60.0	59.4	59.8
Gross margin	40.5	40.0	40.6	40.2
Selling and administrative expenses	33.3	33.8	32.5	33.7
Depreciation expense	1.6	1.7	1.6	1.7
Operating profit	5.5	4.4	6.4	4.8
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.0	0.0	0.0	0.0
Income from continuing operations before income taxes	5.5	4.3	6.4	4.8
Income tax expense	2.1	1.7	2.4	1.9
Income from continuing operations	3.4	2.6	4.0	2.9
Discontinued operations	0.0	0.0	0.0	0.0
Net income	3.4%	2.6%	4.0%	2.9%

SECOND QUARTER OF 2010 COMPARED TO SECOND QUARTER OF 2009

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the second quarter of 2010 compared to the second quarter of 2009 were as follows:

	Second Quarter
	2010		2009		Change
($ in thousands)
Consumables	$348,109	30.5%	$347,261	31.9%	$848	0.2%
Furniture	179,310	15.7	155,003	14.3	24,307	15.7
Home	179,071	15.7	159,755	14.7	19,316	12.1
Seasonal	177,360	15.5	161,961	14.9	15,399	9.5
Hardlines	163,670	14.3	156,339	14.4	7,331	4.7
Other	94,789	8.3	106,248	9.8	(11,459)	(10.8)
Net sales	$1,142,309	100.0%	$1,086,567	100.0%	$55,742	5.1%

Net sales increased $55.7 million or 5.1% to $1,142.3 million in the second quarter of 2010, compared to $1,086.6 million in the second quarter of 2009.  The increase in net sales was principally due to a 3.8% increase in comparable store sales for stores open at least two years at the beginning of 2010, which increased net sales by $39.2 million.  Also, net sales increased by $22.1 million through the net addition of 24 stores since the end of the second quarter of 2009.  Furniture, Home, and Seasonal had the largest sales gains as customers increased their spending in these discretionary categories. The Furniture category experienced increased sales across all departments, in particular case goods and mattresses, as customers responded to both promotional events and new styles recently introduced.  The Home category continued its trend of increasing sales across most of its departments with the largest gain in domestics, as we have improved the value of our branded offerings.  The Seasonal category increase was due to higher sales of summer and lawn & garden items, as customers responded to the value of our higher priced merchandise.  The Hardlines category sales improvement was primarily driven by the electronics department through the sales of video games which we began selling in the third fiscal quarter of 2009.   The decrease in the Other category was primarily driven by the absence of certain drugstore closeout deals in 2010 that occurred in 2009 and the timing of closeout opportunities in the infant department.

Gross Margin
Gross margin dollars increased $28.0 million or 6.5% to $462.4 million for the second quarter of 2010, compared to $434.4 million for the second quarter of 2009.  The increase in gross margin dollars was principally due to higher net sales of $55.7 million, which increased gross margin dollars by approximately $22.3 million, in addition to the higher gross margin rate, which increased gross margin dollars by approximately $5.7 million.  Gross margin as a percentage of net sales increased 50 basis points to 40.5% in the second quarter of 2010 compared to 40.0% in the second quarter of 2009.  The gross margin rate increase was principally due to both lower markdowns and shrink costs as a percent of sales combined with the favorable merchandise mix impact of strong sales of our higher margin Home and Seasonal categories.  These favorable impacts were partially offset by higher freight costs, both domestic and import, in the second quarter of 2010.

Selling and Administrative Expenses
Selling and administrative expenses were $380.4 million for the second quarter of 2010, compared to $367.8 million for the second quarter of 2009.  The increase of $12.6 million or 3.4% was primarily due to higher sales and a net increase of 24 stores compared to the end of the second quarter of 2009.  Compared to last year, the largest increases were in store payroll of $8.1 million, credit card/bank fees of $3.1 million, share-based compensation expense of $2.6 million, and store rents of $2.1 million.  Partially offsetting these items was a decrease in advertising expenses of $2.2 million and a $1.9 million reduction in distribution and outbound transportation costs.  The increase in store payroll was principally due to the increased number of stores and higher sales.  Share-based compensation expense was higher principally due to fiscal 2010 restricted stock awards having a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2008 and 2009.  Store rents increased primarily due to the increased number of stores.  Credit card/bank fees increased as a result of higher rates charged by debit card network providers and from the increased sales.  Advertising expense decreased primarily due to the elimination of one advertising circular during the quarter, along with lower printing and distribution costs.  The reduction in distribution and outbound transportation costs was primarily the result of the integration of our California furniture distribution operations into our regional distribution centers in July 2009 and the benefits from the renegotiation of our dedicated carrier contracts with more favorable rates in August 2009.

As a percentage of net sales, selling and administrative expenses decreased 50 basis points to 33.3% for the second quarter of 2010 compared to 33.8% for the second quarter of 2009.

Depreciation Expense
Depreciation expense decreased $0.1 million to $18.8 million in the second quarter of 2010 compared to $18.9 million for the second quarter of 2009. Depreciation expense as a percentage of sales leveraged, or decreased, by 10 basis points compared to the second quarter of 2009.

Interest Expense
Interest expense was $0.5 million in the second quarter of 2010, consistent with the second quarter of 2009.

Income Taxes
The effective income tax rate for the second quarter of 2010 and the second quarter of 2009 for income from continuing operations was 38.3% and 39.3%, respectively.  The lower rate in the second quarter of 2010 was primarily due to the recognition of a tax benefit related to the settlement of an uncertain tax position.

YEAR-TO-DATE 2010 COMPARED TO YEAR-TO-DATE 2009

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2010 compared to the year-to-date 2009 were as follows:

	Year-to-Date
	2010		2009		Change
($ in thousands)
Consumables	$710,281	29.9%	$706,465	31.7%	$3,816	0.5%
Furniture	433,871	18.2	361,805	16.2	72,066	19.9
Home	363,243	15.3	324,470	14.6	38,773	11.9
Seasonal	350,582	14.7	324,165	14.5	26,417	8.1
Hardlines	316,176	13.3	298,526	13.4	17,650	5.9
Other	203,318	8.6	212,792	9.6	(9,474)	(4.5)
Net sales	$2,377,471	100.0%	$2,228,223	100.0%	$149,248	6.7%

Net sales increased $149.2 million or 6.7% to $2,377.5 million in the year-to-date 2010, compared to $2,228.2 million in the year-to-date 2009.  Comparable store sales for stores open at least two years at the beginning of 2010, increased 4.9%, which increased net sales by $104.1 million. In addition, net sales increased by $49.0 million through the net addition of 24 stores since the end of the second quarter of 2009.  Furniture, Home, and Seasonal had the largest sales gains.  Sales increased in all departments of the Furniture category driven by successful promotional events and sales of new styles introduced during the year.  The Home category continued its trend of increasing sales across most of its departments with the largest gain in domestics, as we have improved the value of our branded offerings.  The Seasonal category increase was due to higher sales of summer and lawn & garden items, as customers responded to the value in our higher priced items.  The Hardlines category sales improvement was primarily driven by the electronics department through the sales of video games which we began selling in the third fiscal quarter of 2009.   The decrease in the Other category was primarily driven by lower sales in the infant department.

Based on the sales trends exiting the second quarter, known closeout deals for the third quarter, and one incremental advertising circular in the third quarter directed to drive back to school business, we expect comparable store sales to increase 2% to 4% for the third quarter of 2010.

We expect comparable store sales to increase 2% to 4% for the fourth quarter of 2010.  Our forecast is based on recent sales trends, one additional shopping day between the Thanksgiving and Christmas holidays, continued improvement related to the in-store shopping experience, and new marketing opportunities, primarily focused on our loyalty rewards program.

Gross Margin
Gross margin dollars increased $67.8 million or 7.6% to $964.4 million for the year-to-date 2010, compared to $896.6 million for the year-to-date 2009.  The increase in gross margin dollars was principally due to higher net sales of $149.2 million, which increased gross margin dollars by approximately $60.0 million.  In addition, the higher gross margin rate increased gross margin dollars by approximately $7.8 million.  Gross margin as a percentage of net sales increased 40 basis points to 40.6% in the year-to-date 2010 compared to 40.2% in the year-to-date 2009.  The gross margin rate increase was principally due to both lower markdowns and shrink costs as a percent of sales combined with the favorable merchandise mix impact of strong sales of our higher margin Home and Seasonal categories.  These favorable impacts were partially offset by higher domestic freight costs in the year-to-date 2010.

In the third quarter of 2010, we expect our gross margin rate will be slightly lower than the third quarter of 2009 gross margin rate, which benefitted from a one-time import duty contingency settlement.  In the third quarter of 2010, we expect rising freight costs, both import and domestic, will be partially offset by lower markdowns, lower shrink costs, and a favorable merchandise mix impact on strong sales of our higher margin merchandise.

We expect the gross margin rate to be slightly lower for the fourth quarter of 2010, as compared to the fourth quarter of 2009, as we expect higher inbound freight costs along with lower initial mark-up on certain deals or strategies designed to improve customer traffic and spending during the Christmas selling season.

Selling and Administrative Expenses
Selling and administrative expenses were $773.2 million for the year-to-date 2010, compared to $750.5 million for the year-to-date 2009.  The increase of $22.7 million or 3.0% was primarily due to higher sales and a net increase of 24 stores since the end of the second quarter of 2009.  Compared to last year, the largest increases were in store payroll expenses of $13.2 million, share-based compensation expense of $5.5 million, store rent expense of $4.2 million, and credit card/bank fees of $4.8 million.  Partially offsetting these items was a decrease in advertising expenses of $5.2 million.  The increase in store payroll was principally due to the increased number of stores, higher sales, and more cartons of merchandise resulting from the increased sales.  Share-based compensation expense was higher principally due to fiscal 2010 restricted stock awards having a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2008 and 2009.  Store rents increased primarily due to the increased number of stores.  Credit card/bank fees increased as a result of higher rates charged by debit card network providers and from the increased sales.  Advertising expense decreased primarily due to one less advertising circular compared to the year-to-date 2009, along with lower printing and distribution costs for the remaining advertising circulars.

As a percentage of net sales, selling and administrative expenses decreased by 120 basis points to 32.5% for the year-to-date 2010 compared to 33.7% for the year-to-date 2009.

In the third quarter of 2010, we expect our selling and administrative expenses as a percentage of net sales will be essentially flat compared to the third quarter of 2009.  We expect to have a leveraging impact from our forecasted comparable store sales increase of 2% to 4% and reductions in utility costs will be offset by costs associated with increased store openings, an additional advertising circular, higher share-based compensation expense, and increased credit card/bank fees.

We expect fourth quarter of 2010 selling and administrative expenses as a percent of net sales to be lower than the fourth quarter of 2009.  We expect that the leveraging impact on most major expense areas, including store payroll, distribution and outbound transportation, health insurance, utilities, and advertising, will be partially offset by higher credit card/bank fees due to rate increases charged by debit card network providers.

Depreciation Expense
Depreciation expense decreased $0.3 million to $37.9 million in the year-to-date 2010 compared to $38.2 million for the year-to-date 2009. Depreciation expense as a percentage of sales leveraged, or decreased, by 10 basis points compared to last year.

During the second half of 2010, we expect that depreciation expense will increase as compared to fiscal 2009 as we invest approximately $72 million of our remaining planned capital expenditures associated with new store openings, maintenance of existing stores and distribution centers, store relay efforts, and the installation of energy management systems.

Interest Expense
Interest expense increased $0.2 million to $1.0 million in the year-to-date 2010 compared to $0.8 million in the year-to-date 2009.  The increase in interest expense was due to the amortization of deferred bank credit facility fees paid in connection with the 2009 Credit Agreement.  We had total average borrowings (including capital leases) of $3.1 million in the year-to-date 2010 compared to total average borrowings of $12.3 million in the year-to-date 2009.  Borrowings declined as a result of the cash flows generated from operations and our repayment of outstanding borrowings.

Income Taxes
The effective income tax rate for the year-to-date 2010 and the year-to-date 2009 for income from continuing operations was 38.0% and 39.4%, respectively.  The lower rate in the year-to-date 2010 was primarily due to an increase in the recognition of tax benefits related to the settlement of uncertain tax positions.

Capital Resources and Liquidity
On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  At July 31, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-weeks of Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At July 31, 2010, we did not have any borrowings under the 2009 Credit Agreement and the borrowings available under the 2009 Credit Agreement were $440.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $59.6 million.  We anticipate total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement will be less than $325 million through December 15, 2010, which includes outstanding letters of credit and the potential impact of fully executing the 2010 Repurchase Program.

Cash provided by operating activities decreased by $33.5 million to $137.7 million in the year-to-date 2010 compared to $171.2 million in the year-to-date 2009.  The decrease was principally due to higher merchandise inventories, offset by the generation of higher net income. Higher inventories resulted from planned earlier deliveries of fall and holiday merchandise due to an expected shortage in import container capacity in the third quarter of 2010, timing of merchandise receipts on closeout deal items, and an increase in the targeted inventory levels to support store openings in the third quarter of 2010.  Accounts payable leverage has increased compared to August 1, 2009 due to our efforts to work with our import and domestic vendors to further extend terms during the second half of 2009 and the higher amount of recently purchased inventories at July 31, 2010.

Cash used in investing activities increased by $11.6 million to $50.3 million in the year-to-date 2010 compared to $38.7 million in the year-to-date 2009.  The increase was primarily due to the $8.0 million we deposited with an insurance carrier into a restricted account and a $3.8 million increase in capital expenditures.

Cash used in financing activities increased by $131.4 million to $200.4 million in the year-to-date 2010 compared to $69.0 million in the year-to-date 2009.  The increase in cash used in financing activities in the year-to-date 2010 was primarily driven by our share repurchase activities associated with 2010 Repurchase Program, including the ASR, which have totaled $233.8 million.  The repurchase activity was partially offset by the exercise of stock options, which resulted in proceeds of $30.0 million and tax benefits of $13.3 million.  Cash used in financing activities in the year-to-date 2009 was primarily due to the repayment of borrowings outstanding under the bank credit facility of $61.7 million and the payment of bank fees and other expenses in the aggregate amount of $5.6 million associated with our entry into the 2009 Credit Agreement.

Based on year-to-date 2010 earnings and projected earnings in the second half of 2010, we expect cash provided by operating activities less capital expenditures to be approximately $220 million for 2010, which is consistent with our prior forecast.

Other than the matters discussed in Item 1A (Risk Factors) of our 2009 Form 10-K or as otherwise discussed herein, we are not aware of any current trends, events, demands, commitments, or uncertainties that reasonably can be expected to have a material impact on our capital resources or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2009 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2009 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2009 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Item 1A. Risk Factors

During the second quarter of 2010, there were no material changes to the risk factors previously disclosed in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2, 2010 - May 29, 2010	-	$-	-	$250,000
May 30, 2010 - June 26, 2010	2,175	33.73	2,175	176,656
June 27, 2010 - July 31, 2010	321	32.60	321	166,169
Total	2,496	$33.58	2,496	$166,169

(1)
The 2010 Repurchase Program is comprised of a December 2009 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares and a March 2010 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares.  The 2010 Repurchase Program will continue until exhausted.  Since inception of the 2010 Repurchase Program, we have invested $233.8 million in share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

3.1	Amendment to Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010).

10.1*	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements.

10.2*	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2010

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)