Form 10-Q
period 2010-10-30
BIG LOTS INC
filed 2010-12-08
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

Yes ☐     No☒

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 3, 2010, was 75,468,266.

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 30, 2010

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$1,055,830	$1,035,269	$3,433,301	$3,263,492
Cost of sales	627,723	617,278	2,040,814	1,948,938
Gross margin	428,107	417,991	1,392,487	1,314,554
Selling and administrative expenses	381,620	365,194	1,154,774	1,115,657
Depreciation expense	19,584	18,184	57,532	56,348
Gain on sale of real estate	-	(12,964)	-	(12,964)
Operating profit	26,903	47,577	180,181	155,513
Interest expense	(756)	(507)	(1,765)	(1,334)
Interest and investment income	51	14	571	39
Income from continuing operations before income taxes	26,198	47,084	178,987	154,218
Income tax expense	8,453	16,828	66,465	59,036
Income from continuing operations	17,745	30,256	112,522	95,182
(Loss) Income from discontinued operations, net of tax (benefit) expense of ($33), $48, ($34), and ($115), respectively	(51)	73	(53)	(179)
Net income	$17,694	$30,329	$112,469	$95,003

Earnings per common share - basic
Continuing operations	$0.24	$0.37	$1.43	$1.17
Discontinued operations	-	-	-	-
	$0.23	$0.37	$1.43	$1.16

Earnings per common share - diluted
Continuing operations	$0.23	$0.37	$1.41	$1.15
Discontinued operations	-	-	-	-
	$0.23	$0.37	$1.41	$1.15

Weighted-average common shares outstanding:
Basic	75,481	81,674	78,627	81,568
Dilutive effect of share-based awards	888	1,059	975	924
Diluted	76,369	82,733	79,602	82,492

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) October 30, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$50,780	$283,733
Inventories	1,006,385	731,337
Deferred income taxes	57,872	51,012
Other current assets	84,806	56,884
Total current assets	1,199,843	1,122,966
Property and equipment - net	527,244	491,256
Deferred income taxes	17,340	28,136
Restricted cash	8,000	-
Other assets	28,762	27,135
Total assets	$1,781,189	$1,669,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469,896	$309,862
Property, payroll, and other taxes	79,717	69,388
Accrued operating expenses	58,841	52,519
Insurance reserves	37,853	39,570
KB bankruptcy lease obligation	3,671	4,786
Accrued salaries and wages	41,097	47,402
Income taxes payable	960	18,993
Total current liabilities	692,035	542,520
Long-term obligations under bank credit facility	128,500	-
Deferred rent	42,630	31,490
Insurance reserves	45,779	44,695
Unrecognized tax benefits	18,015	28,577
Other liabilities	24,322	20,799
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 74,801 shares and 81,922 shares, respectively	1,175	1,175
Treasury shares - 42,694 shares and 35,573 shares, respectively, at cost	(1,079,514)	(791,042)
Additional paid-in capital	518,572	515,061
Retained earnings	1,401,822	1,289,353
Accumulated other comprehensive loss	(12,147)	(13,135)
Total shareholders' equity	829,908	1,001,412
Total liabilities and shareholders' equity	$1,781,189	$1,669,493

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

	Common		Treasury		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance - January 31, 2009	81,315	$1,175	36,180	$(804,561)	$504,552	$1,088,984	$(15,305)	$774,845
Net income	-	-	-	-	-	95,003	-	95,003
Other comprehensive income
Amortization of pension, net of tax of $(780)	-	-	-	-	-	-	1,222	1,222
Comprehensive income	-	-	-	-	-	-	-	96,225
Purchases of common shares	(87)	-	87	(1,849)	-	-	-	(1,849)
Exercise of stock options	142	-	(142)	3,162	(1,291)	-	-	1,871
Restricted shares vested	328	-	(328)	7,291	(7,291)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	(541)	-	-	(541)
Sale of treasury shares used for deferred compensation plan	4	-	(4)	30	72	-	-	102
Share-based employee compensation expense	-	-	-	-	12,311	-	-	12,311
Balance - October 31, 2009	81,702	1,175	35,793	(795,927)	507,812	1,183,987	(14,083)	882,964
Net income	-	-	-	-	-	105,366	-	105,366
Other comprehensive income
Amortization of pension, net of tax of $(325)	-	-	-	-	-	-	518	518
Valuation adjustment of pension, net of tax of $(273)	-	-	-	-	-	-	430	430
Comprehensive income	-	-	-	-	-	-	-	106,314
Purchases of common shares	-	-	-	-	-	-		-
Exercise of stock options	220	-	(220)	4,883	(1,823)	-	-	3,060
Tax benefit (charge) from share-based awards	-	-	-	-	1,100	-	-	1,100
Sale of treasury shares used for deferred compensation plan	-	-	-	2	8	-	-	10
Share-based employee compensation expense	-	-	-	-	7,964	-	-	7,964
Balance - January 30, 2010	81,922	1,175	35,573	(791,042)	515,061	1,289,353	(13,135)	1,001,412
Net income	-	-	-	-	-	112,469	-	112,469
Other comprehensive income
Amortization of pension, net of tax of $(658)	-	-	-	-	-	-	988	988
Comprehensive income	-	-	-	-	-	-	-	113,457
Purchases of common shares	(9,763)	-	9,763	(350,806)	-	-	-	(350,806)
Exercise of stock options	1,794	-	(1,794)	41,953	(9,631)	-	-	32,322
Restricted shares vested	845	-	(845)	20,367	(20,367)	-	-	-
Tax benefit (charge) from share-based awards	-	-	-	-	13,697	-	-	13,697
Sale of treasury shares used for deferred compensation plan	3	-	(3)	14	83	-	-	97
Share-based employee compensation expense	-	-	-	-	19,729	-	-	19,729
Balance - October 30, 2010	74,801	$1,175	42,694	$(1,079,514)	$518,572	$1,401,822	$(12,147)	$829,908

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Operating activities:
Net income	$112,469	$95,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54,417	53,872
Deferred income taxes	3,277	11,985
Loss on disposition of equipment	560	706
Non-cash impairment charge	-	240
Gain on sale of real estate	-	(12,964)
KB Toys matters	-	(1,388)
Non-cash share-based compensation expense	19,729	12,311
Pension expense, net of contributions	2,426	3,359
Change in assets and liabilities:
Inventories	(275,048)	(181,589)
Accounts payable	160,034	187,547
Current income taxes	(40,851)	(33,878)
Other current assets	(15,390)	(16,215)
Other current liabilities	(2,428)	13,367
Other assets	(2,954)	(4,773)
Other liabilities	19,975	12,355
Net cash provided by operating activities	36,216	139,938

Investing activities:
Capital expenditures	(83,870)	(61,875)
Cash proceeds from sale of property and equipment	1,043	825
Deposit in restricted account	(8,000)	-
Other	(287)	(90)
Net cash used in investing activities	(91,114)	(61,140)

Financing activities:
Proceeds from borrowings under bank credit facility	324,100	238,800
Payment of borrowings under bank credit facility	(195,600)	(299,500)
Payment of capital lease obligations	(1,865)	(1,966)
Proceeds from the exercise of stock options	32,322	1,871
Excess tax benefit from share-based awards	13,697	457
Deferred bank credit facility fees paid	-	(5,579)
Payment for treasury shares acquired	(350,806)	(1,849)
Treasury shares sold for deferred compensation plan	97	102
Net cash used in financing activities	(178,055)	(67,664)

(Decrease) Increase in cash and cash equivalents	(232,953)	11,134
Cash and cash equivalents:
Beginning of period	283,733	34,773
End of period	$50,780	$45,907

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$167	$218
Cash paid for income taxes, excluding impact of refunds	$89,407	$80,125
Non-cash activity:
Accrued property and equipment	$14,051	$8,324

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At October 30, 2010, we operated 1,389 stores in 48 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2010 (“2010”) is comprised of the 52 weeks that began on January 31, 2010 and will end on January 29, 2011.  Fiscal year 2009 (“2009”) is comprised of the 52 weeks that began on February 1, 2009 and ended on January 30, 2010.  The fiscal quarters ended October 30, 2010 (“third quarter of 2010”) and October 31, 2009 (“third quarter of 2009”) were both comprised of 13 weeks.  The year-to-date periods ended October 30, 2010 (“year-to-date 2010”) and October 31, 2009 (“year-to-date 2009”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $38.2 million and $38.7 million for the third quarter of 2010 and the third quarter of 2009, respectively, and $115.5 million and $117.3 million for the year-to-date 2010 and the year-to-date 2009, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, print and internet advertising and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.4 million for both the third quarter of 2010 and the third quarter of 2009, respectively, and $54.5 million and $59.6 million for the year-to-date 2010 and the year-to-date 2009, respectively.

Recent Accounting Pronouncements
Effective January 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value.  Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation-Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets.  Our adoption of ASU 2010-06 did not have a material effect on our financial condition, results of operations, or liquidity.

NOTE 2 – RESTRICTED CASH

On July 1, 2010, we deposited $8.0 million in a restricted cash account.  The restricted cash serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with self-insurance, as discussed in note 10 of our 2009 Form 10-K.  The cash is on deposit with our insurance carrier.  At October 30, 2010, the $8.0 million in the restricted account is classified as noncurrent in other assets.

NOTE 3 – BANK CREDIT FACILITY

On April 28, 2009, we entered into a $500 million three-year unsecured credit facility (“2009 Credit Agreement”).  The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  At October 30, 2010, $51.5 million was committed to outstanding letters of credit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  At October 30, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

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

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $18.8 million and $16.2 million at October 30, 2010 and January 30, 2010, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $18.2 million and $123.0 million at October 30, 2010 and January 30, 2010, respectively, stated at cost, which approximates fair value.

At October 30, 2010 and January 30, 2010, cash and cash equivalents carried at fair value was comprised of the following:

	October 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$-	$-	$-	$-
Variable rate demand notes	-	-	-	-
Total	$-	$-	$-	$-

	January 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$76,350	$76,350	$-	$-
Variable rate demand notes	56,152	-	56,152	-
Total	$132,502	$76,350	$56,152	$-

Variable rate demand notes are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution.  Also, variable rate demand notes can be tendered for sale upon notice (generally no longer than seven days) to the original issuer, at par plus accrued interest.

NOTE 5 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at October 30, 2010 or October 31, 2009, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards and the impact of the final settlement of the accelerated share repurchase transaction, as discussed below.  For the third quarter of 2010 and the third quarter of 2009, 1.0 million and 1.1 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2010 and the year-to-date 2009, 0.9 million and 2.9 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares.  On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”).

On March 10, 2010, we utilized $150.0 million of the authorization under the 2010 Repurchase Program to execute an accelerated share repurchase transaction (“ASR”) which reduced our common shares outstanding by 3.6 million.  The total number of shares repurchased under the ASR will be based upon the volume weighted average price per share of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs.  The final settlement could increase or decrease the 3.6 million shares initially reduced from our outstanding common shares.  If the ASR had settled on October 30, 2010, we would have received approximately 0.8 million additional common shares from the counterparty based on the average market price of our common shares since the beginning of the period specified by the ASR.  The terms of the ASR restrict us from declaring a dividend prior to its completion, which is currently scheduled to be no later than January 26, 2011.

During the third quarter of 2010 and the year-to-date 2010, we acquired approximately 3.5 million of our outstanding common shares for $108.3 million and 6.0 million of our outstanding common shares for $192.2 million, respectively, under the 2010 Repurchase Program.

Our remaining repurchase authorization under the 2010 Repurchase Program was approximately $57.8 million at October 30, 2010, and is available to be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2010 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.  The 2010 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on our 2009 Credit Agreement.

NOTE 6 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2009 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $5.8 million and $3.8 million in the third quarter of 2010 and the third quarter of 2009, respectively, and $19.7 million and $12.3 million in the year-to-date 2010 and the year-to-date 2009, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009

Weighted-average fair value of stock options granted	$13.89	$9.70	$13.68	$7.86
Risk-free interest rate	2.3%	2.1%	2.2%	1.7%
Expected life (years)	4.2	4.3	4.2	4.3
Expected volatility	43.7%	54.6%	45.7%	56.0%
Expected annual forfeiture rate	1.5%	1.5%	1.5%	1.5%

The following table summarizes stock option activity for the year-to-date 2010:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2010	4,496,633	$19.46
Granted	967,500	36.01
Exercised	(1,535,410)	17.74
Forfeited	(22,450)	29.83
Outstanding stock options at May 1, 2010	3,906,273	$24.17	5.3	$54,839
Granted	15,000	34.11
Exercised	(132,580)	20.47
Forfeited	(32,250)	19.82
Outstanding stock options at July 31, 2010	3,756,443	$24.38	5.0	$38,943
Granted	10,000	33.68
Exercised	(126,595)	18.68
Forfeited	(29,725)	28.54
Outstanding stock options at October 30, 2010	3,610,123	$24.57	4.8	$28,986
Vested or expected to vest at October 30, 2010	3,507,433	$24.52	4.8	$28,298
Exercisable at October 30, 2010	1,277,722	$20.10	3.7	$14,396

We granted stock options in 2010 that vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes restricted stock awards activity for the year-to-date 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding restricted stock awards at January 30, 2010	849,488	$19.48
Granted	482,500	35.94
Vested	(817,700)	19.30
Forfeited	(3,000)	31.20
Outstanding restricted stock awards at May 1, 2010	511,288	$35.23
Granted	23,484	34.81
Vested	(26,388)	23.58
Forfeited	-	-
Outstanding restricted stock awards at July 31, 2010	508,384	$35.81
Granted	1,200	33.68
Vested	(900)	21.83
Forfeited	(1,700)	35.92
Outstanding restricted stock awards at October 30, 2010	506,984	$35.83

The nonvested restricted stock awards granted to employees in the year-to-date 2010 vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years.  On the grant date, we estimated a two-year period for vesting of the restricted stock awards granted in 2010 based on the projected achievement of the higher financial performance objective.

In 2008, we achieved the higher financial performance objective for the restricted stock awards granted to employees during 2007, resulting in the vesting of 310,700 common shares underlying the restricted stock awards in the first quarter of 2009.  In connection with the vesting of these shares, we acquired approximately 84,000 of our common shares, which were withheld to satisfy tax withholding obligations.

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

In 2009, we achieved the higher financial performance objective for the restricted stock awards granted to employees during 2008 and 2009, resulting in the vesting of 817,700 common shares underlying the restricted stock awards in the first quarter of 2010.  In connection with the vesting of these shares, we acquired approximately 234,000 of our common shares, which were withheld to satisfy tax withholding obligations.

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

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
(In thousands)
Total intrinsic value of stock options exercised	$1,915	$728	$32,321	$1,629
Total fair value of restricted stock vested	28	-	31,071	6,954

The total unearned compensation cost related to all share-based awards outstanding at October 30, 2010 was approximately $27.6 million.  This compensation cost is expected to be recognized through November 2012 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.1 years from October 30, 2010.

NOTE 7 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2010	2009
Discount rate	5.7%	7.3%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	8.0%	8.0%
Measurement date for plan assets and benefit obligations	01/30/10	01/31/09

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
(In thousands)
Service cost - benefits earned in the period	$607	$565	$1,825	$1,695
Interest cost on projected benefit obligation	813	932	2,441	2,795
Expected investment return on plan assets	(1,062)	(793)	(3,186)	(2,379)
Amortization of actuarial loss	554	673	1,662	2,018
Amortization of prior service cost	(8)	(9)	(26)	(26)
Amortization of transition obligation	4	3	10	10
Net periodic pension cost	$908	$1,371	$2,726	$4,113

We currently do not expect to contribute to the qualified defined benefit pension plan during 2010.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 8 – INCOME TAXES

For the year-to-date 2010, unrecognized tax benefits decreased by approximately $9.3 million primarily related to settlements, including the settlement of a deduction item for which there was uncertainty about the timing of the deduction.  Income tax expense was benefited by the reduction in accrued interest expense related to settlement items.  We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 29, 2011, based on 1) anticipated positions taken in the next 12 months, 2) expected cash and noncash settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $15.0 million.  Actual results may differ materially from this estimate.

NOTE 9 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the Court issued an order conditionally certifying a class of all then-current and former assistant store managers who worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  Approximately 1,100 individuals opted to join the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the Court issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four plaintiffs remained before the Court.  On January 26, 2009, three of the plaintiffs presented their respective cases before the Court. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice.  On April 2, 2009, the Court awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million.  We appealed both of these decisions.  Subsequent to the Court’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the Court.  On August 13, 2009, we filed a writ of mandamus challenging the Court’s jurisdiction to hear these cases. This writ was denied on October 20, 2009.  On January 12, 2010, the Louisiana matter was preliminarily settled for $4.0 million, and on June 29, 2010, the Court conditionally approved the settlement.  Following additional administrative processing, all settled cases will be dismissed with prejudice.  As of August 24, 2010, we had received executed releases from all but one of the 172 plaintiffs.  Unless and until an executed release is received, that plaintiff's case will not be dismissed and we will not pay a settlement amount to that plaintiff.

In June 2010, a civil collective action complaint was filed against us in the United States District Court for the Northern District of Illinois, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Gromek matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, interest, attorneys’ fees and costs.  We answered the plaintiffs’ complaint in August 2010, and we are in the preliminary stages of discovery.  On October 15, 2010, the plaintiff filed a motion requesting that the Court 1) conditionally certify a class of then-current and former assistant store managers employed during the prior three years, excluding those employed in California or New York, and 2) authorize the plaintiff to send a notice of this lawsuit to those putative class members to allow them to join this lawsuit.  We have opposed the plaintiff’s motion and we await the Court’s ruling.  The Gromek matter is similar in nature to the Louisiana matter.  We cannot make a determination as to the probability of a loss contingency resulting from the Gromek matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”).  In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York.  The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On January 21, 2010, a stipulation was filed and order rendered limiting this action to current and former assistant store managers working in our New York stores.  On March 2, 2010, plaintiff filed a motion for class certification and class notice.  On May 14, we filed a memorandum in opposition to plaintiff’s motion and we await the court’s ruling.  We are currently engaged in discovery in the New York matter.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any; however, we currently believe that such claims asserted in the New York matter, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter").  The plaintiffs seek to recover damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys’ fees and costs.  In August 2010, the five plaintiffs named in the original complaint, which sought to recover damages on their own behalf and on behalf of all other individuals who were similarly situtated, filed an amended complaint that removed the class and representative allegations and asserted only individual actions.  We have answered the amended complaint and are in the preliminary stages of discovery.  The Avitia matter is related to and overlaps the Seals matter.  We cannot make a determination as to the probability of a loss contingency resulting from the Avitia matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, we currently believe the Avitia matter will be resolved without a material adverse effect on our financial condition, results of operations, and liquidity.

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

In June 2010, a representative enforcement action was filed against us in the Superior Court of California, Alameda County, alleging that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims (“Sample matter”).  The plaintiff seeks to recover, on her behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from allegedly unpaid overtime, unpaid meal period premiums, unpaid rest period premiums, unpaid business expenses, non-payment of wages at termination, untimely payment of wages, noncompliant wage statements, failure to providing seating, and attorneys’ fees and costs.  In July 2010, we answered the plaintiff’s complaint and filed a notice of removal to the United States District Court, Northern District of California.  On August 25, 2010, the plaintiff filed a motion requesting that the United States District Court, Northern District of California remand this lawsuit to the Superior Court of California, Alameda County.  We have opposed the plaintiff’s motion to remand and we await a ruling from the United States District Court, Northern District of California.  We are in the preliminary stages of discovery.  The Sample matter is similar in nature to the actions comprising the Caron matters.  We cannot make a determination as to the probability of a loss contingency resulting from the Sample matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We have filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor.  We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  Oral arguments in the appeal of the State Court’s decision were heard on June 22, 2010.  On November 3, 2010, the Fourth Court of Appeals District of Texas affirmed the state court ruling.  On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff’s motion to reconsider the Federal Court’s order confirming that it granted summary judgment with prejudice.  On April 6, 2010, the plaintiff appealed the Federal Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit.  Briefing has not been completed for the Federal Court appeal and oral arguments have not been set.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

The following table presents net sales data by category:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
(In thousands)
Consumables	$345,206	$351,891	$1,055,487	$1,058,356
Furniture	193,403	168,658	627,274	530,463
Home	187,241	179,661	550,484	504,131
Hardlines	144,883	143,419	461,059	441,945
Seasonal	81,402	74,020	431,984	398,185
Other	103,695	117,620	307,013	330,412
Net sales	$1,055,830	$1,035,269	$3,433,301	$3,263,492

NOTE 11 – GAIN ON SALE OF REAL ESTATE

In September 2006, to avoid litigation and under threat of eminent domain, we sold a company-owned and operated store in California for a gain.  As part of the sale, we entered into a lease which permitted us to continue to occupy and operate the store through January 2009 in exchange for rent of $1 per year plus the real estate taxes, insurance, and common area maintenance.  Subsequently, this lease was modified to allow us to occupy this space through September 2009 under substantially the same terms.  Because of the favorable lease terms, we deferred recognition of the gain until we no longer held a continuing involvement with this property.  In September 2009, after attempts to further extend the lease term were unsuccessful, we closed the store, ending our continuing involvement with this property, and recognized the pretax gain on sale of real estate of $13.0 million.

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

The following are the results from the third quarter of 2010 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2009:

•	Comparable store sales for stores open at least two years at the beginning of 2010 increased 0.7%.

•	Gross margin dollars increased $10.1 million and gross margin rate increased 10 basis points.

•	Selling and administrative expenses increased $16.4 million. As a percentage of net sales, selling and administrative expenses increased 80 basis points to 36.1%.

•	Depreciation expense increased $1.4 million or 10 basis points to 1.9% of net sales.

•
Operating profit rate decreased 210 basis points to 2.5%.   Our results for the third quarter of 2009 include a 130 basis point benefit as a result of the gain on sale of real estate (See note 11 to the accompanying consolidated financial statements).

•
Diluted earnings per share from continuing operations were $0.23 per share, a decrease of 36.8 % compared to last year’s $0.37 per share, which included $0.10 per share from a gain on sale of real estate.

•
Inventory increased by 9.6% or $88.2 million to $1,006.4 million from the third quarter of 2009, and was the primary driver to the decrease in cash flows provided by operating activities of $103.7 million.

•
During the third quarter of 2010, we acquired 3.5 million of our outstanding common shares for $108.3 million under the 2010 Repurchase Program, which we funded through net borrowings of $128.5 million under the 2009 Credit Agreement.

•	Capital expenditures during the year-to-date 2010 were $83.9 million, which included opening 53 new stores.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2010 and the year-to-date 2009:

	2010	2009

Stores open at the beginning of the fiscal year	1,361	1,339
Stores opened during the period	53	43
Stores closed during the period	(25)	(14)
Stores open at the end of the period	1,389	1,368

As of November 17, 2010, we completed our store opening efforts for 2010 totaling 80 new stores, which was consistent with our prior estimates.  We currently are estimating to close 42 stores in 2010, a slight increase from our prior estimate of 40 stores.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	59.6	59.4	59.7
Gross margin	40.5	40.4	40.6	40.3
Selling and administrative expenses	36.1	35.3	33.6	34.2
Depreciation expense	1.9	1.8	1.7	1.7
Gain on sale of real estate	0.0	(1.3)	0.0	(0.4)
Operating profit	2.5	4.6	5.2	4.8
Interest expense	(0.1)	0.0	(0.1)	0.0
Interest income	0.0	0.0	0.0	0.0
Income from continuing operations before income taxes	2.5	4.5	5.2	4.7
Income tax expense	0.8	1.6	1.9	1.8
Income from continuing operations	1.7	2.9	3.3	2.9
Discontinued operations	0.0	0.0	0.0	0.0
Net income	1.7%	2.9%	3.3%	2.9%

THIRD QUARTER OF 2010 COMPARED TO THIRD QUARTER OF 2009

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the third quarter of 2010 compared to the third quarter of 2009 were as follows:

	Third Quarter
	2010		2009		Change
($ in thousands)
Consumables	$345,206	32.7%	$351,891	34.0%	$(6,685)	(1.9)%
Furniture	193,403	18.3	168,658	16.3	24,745	14.7
Home	187,241	17.7	179,661	17.4	7,580	4.2
Hardlines	144,883	13.7	143,419	13.8	1,464	1.0
Seasonal	81,402	7.7	74,020	7.1	7,382	10.0
Other	103,695	9.9	117,620	11.4	(13,925)	(11.8)
Net sales	$1,055,830	100.0%	$1,035,269	100.0%	$20,561	2.0%

Net sales increased $20.6 million or 2.0% to $1,055.8 million in the third quarter of 2010, compared to $1,035.3 million in the third quarter of 2009.  The increase in net sales was principally driven by the net addition of 21 stores since the end of the third quarter of 2009, which increased net sales by $13.3 million.  Also, net sales increased due to a 0.7% increase in comparable store sales for stores open at least two years at the beginning of 2010, which increased net sales by $7.3 million.  Furniture, Home, and Seasonal had the largest sales gains as customers increased their spending in these discretionary categories. The Furniture category continued to experience increased sales across all departments, particularly in upholstery, as customers responded to both promotional events and recently introduced styles.  The Home category continued its trend of increasing sales across most of its departments with the largest gain in domestics, as we continue to improve the value proposition and quality of our products.  The Seasonal category increase was due to higher sales of lawn & garden items, as customers responded to new offerings, as well as increases in Halloween, harvest, and early Christmas trim deliveries.  The Consumables category decrease was primarily due to lower food sales, as customers did not respond as expected to our current offerings and assortment. The decrease in the Other category was primarily driven by the absence of certain drugstore closeout deals in 2010 that occurred in 2009.

Gross Margin
Gross margin dollars increased $10.1 million or 2.4% to $428.1 million for the third quarter of 2010, compared to $418.0 million for the third quarter of 2009. The increase in gross margin dollars was principally due to higher net sales, which increased gross margin dollars by approximately $8.3 million, and by the higher gross margin rate, which increased gross margin dollars by approximately $1.8 million.  Gross margin as a percentage of net sales increased 10 basis points to 40.5% in the third quarter of 2010 compared to 40.4% in the third quarter of 2009. The gross margin rate increase was principally due to lower markdowns, lower shrink costs, and favorable merchandise mix impact, which were partially offset by higher inbound freight costs.  Lower markdowns and favorable merchandise mix impact were the result of strong sales in our higher margin Seasonal and Home categories.  A portion of the lower shrink rates in the third quarter of 2010 compared to the third quarter of 2009 was achieved as a result of finalizing and recording the favorable impact of a portion of our stores’ annual physical inventories, which in 2009 were completed prior to the beginning of the third quarter.  The increase in inbound freight costs was primarily driven by higher diesel fuel costs, higher domestic carrier costs, and higher ocean freight rates.

Selling and Administrative Expenses
Selling and administrative expenses increased $16.4 million or 4.5% to $381.6 million for the third quarter of 2010, compared to $365.2 million for the third quarter of 2009.  This increase was primarily driven by higher sales and the net increase of 21 stores compared to the end of the third quarter of 2009.  Compared to last year, the largest increases were in store payroll of $5.2 million, store rent expense of $3.1 million, store facility and operation costs of $3.1 million, credit card/bank fees of $2.5 million, and share-based compensation expense of $1.9 million.  The increase in store payroll was principally due to the increased number of stores and higher sales. Store rents increased primarily due to the increased number of stores.  Store facility and operation costs increased due to increased store pre-opening costs including supplies and increased repair costs primarily associated with our store refresh program.  Credit card/bank fees increased as a result of higher rates charged by debit card network providers and from the increased sales.  Share-based compensation expense was higher principally due to fiscal 2010 restricted stock awards having a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2008 and 2009.

As a percentage of net sales, selling and administrative expenses were 36.1% for the third quarter of 2010 compared to 35.3% for the third quarter of 2009.  Net sales growth was 2.0% while our selling and administrative expenses grew by 4.5%, and the combination of those factors resulted in the 80 basis point increase in our selling and administrative expense rate.

Depreciation Expense
Depreciation expense increased $1.4 million or 7.7% to $19.6 million in the third quarter of 2010 compared to $18.2 million for the third quarter of 2009. The increase in depreciation expense was principally related to our stores and was primarily due to new store openings.  Since the end of the third quarter of 2009, the Company has opened 62 new stores, including relocations.  New stores are opened with new assets that are beginning their depreciable lives with a high cost basis, while on the contrary, the stores closed during this same period had assets with a lower net value as many of the assets in those facilities were fully depreciated or were generating a limited amount of depreciation.

Interest Expense
Interest expense increased $0.3 million to $0.8 million in the third quarter of 2010 compared to $0.5 million in the third quarter of 2009.   The increase in interest expense was principally due to higher average borrowings (including capital leases) of $39.6 million in the third quarter of 2010 compared to average borrowings of $4.5 million in the third quarter of 2009.

Income Taxes
The effective income tax rate for the third quarter of 2010 and the third quarter of 2009 for income from continuing operations was 32.3% and 35.7%, respectively. The lower rate in the third quarter of 2010 was driven by the recognition of a net deferred tax asset for state credits recently obtained partially offset by lower settlement activity.

YEAR-TO-DATE 2010 COMPARED TO YEAR-TO-DATE 2009

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2010 compared to the year-to-date 2009 were as follows:

	Year-to-Date
	2010		2009		Change
($ in thousands)
Consumables	$1,055,487	30.7%	$1,058,356	32.4%	$(2,869)	(0.3)%
Furniture	627,274	18.3	530,463	16.3	96,811	18.3
Home	550,484	16.0	504,131	15.5	46,353	9.2
Hardlines	461,059	13.4	441,945	13.5	19,114	4.3
Seasonal	431,984	12.6	398,185	12.2	33,799	8.5
Other	307,013	9.0	330,412	10.1	(23,399)	(7.1)
Net sales	$3,433,301	100.0%	$3,263,492	100.0%	$169,809	5.2%

Net sales increased $169.8 million or 5.2% to $3,433.3 million in the year-to-date 2010, compared to $3,263.5 million in the year-to-date 2009.  Comparable store sales for stores open at least two years at the beginning of 2010 increased 3.6%, which increased net sales by $110.3 million.  In addition, net sales increased by $59.5 million through the net addition of 21 stores since the end of the third quarter of 2009.  Furniture, Home, and Seasonal had the largest sales gains.  Sales increased in all departments of the Furniture category driven by successful promotional events and sales of new styles introduced during the year.  The Home category continued its trend of increasing sales across most of its departments with the largest gain in domestics, as we have improved the value proposition and quality of our product offerings.  The Seasonal category increase was due to higher sales of lawn & garden, summer, and early fall seasonal items, as customers continue to respond to the value in our higher priced items.  The Hardlines category sales improvement was primarily driven by the electronics department through the sales of video games which we began selling in the third fiscal quarter of 2009.  The decrease in the Other category was primarily driven by the absence of certain drugstore closeout deals in 2010 that occurred in 2009 and lower sales in the infant and apparel departments.

Based on the sales trends for November, we expect fourth quarter sales to increase in the range of 4% to 6%.  This overall expected increase is based on a comparable store sales increase in the range of flat to 2% supplemented by positive new store performance in both net additions and relocated stores.  Additionally, we expect to benefit from an incremental shopping day between Thanksgiving and Christmas.

Gross Margin
Gross margin dollars increased $77.9 million or 5.9% to $1,392.5 million for the year-to-date 2010, compared to $1,314.6 million for the year-to-date 2009. The increase in gross margin dollars was principally due to higher net sales of $169.8 million, which increased gross margin dollars by approximately $68.4 million.  In addition, the higher gross margin rate increased gross margin dollars by approximately $9.5 million.  Gross margin as a percentage of net sales increased 30 basis points to 40.6% in the year-to-date 2010 compared to 40.3% in the year-to-date 2009. The gross margin rate increase was principally due to both lower markdowns and shrink costs as a percent of sales combined with the favorable merchandise mix impact of strong sales of our higher margin Home and Seasonal categories.  These favorable impacts were partially offset by higher domestic freight costs in the year-to-date 2010.  We achieved lower shrink rates in the year-to-date 2010 compared to the year-to-date 2009 principally due to the benefit of this being our first annual physical inventories since the completion of the storewide rollout of our upgraded point-of-sale systems.  The increase in inbound freight costs was primarily driven by higher diesel fuel costs and higher domestic carrier costs.

We expect the gross margin rate to be lower for the fourth quarter of 2010, as compared to the fourth quarter of 2009, as we expect higher inbound freight costs, both domestic and import, along with lower initial mark-up on certain deals or strategies designed to improve customer traffic and spending during the Christmas selling season.

Selling and Administrative Expenses
Selling and administrative expenses increased to $1,154.8 million for the year-to-date 2010, compared to $1,115.7 million for the year-to-date 2009.  The increase of $39.1 million or 3.5% was primarily due to higher sales and a net increase of 21 stores since the end of the third quarter of 2009.  Compared to last year, the largest increases were in store payroll expenses of $18.4 million, share-based compensation expense of $7.4 million, credit card/bank fees of $7.4 million, and store rent expense of $7.3 million.  Partially offsetting these items was a decrease in advertising expenses of $5.1 million.  The increase in store payroll was principally due to the increased number of stores, including pre-opening costs, and higher sales.  Share-based compensation expense was higher principally due to fiscal 2010 restricted stock awards having a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2008 and 2009.  Credit card/bank fees increased as a result of higher rates charged by debit card network providers and from the increased sales.  Store rents increased primarily due to the increased number of stores.  Advertising expense decreased primarily due to lower printing and distribution costs along with more efficient spending on our broadcast promotions.

As a percentage of net sales, selling and administrative expenses were 33.6% for the year-to-date 2010 compared to 34.2% for the year-to-date 2009.

In the fourth quarter of 2010, we expect selling and administrative expenses as a percent of net sales to be lower than the rate achieved in the fourth quarter of 2009.  We continue to expect that the leveraging impact on most major expense areas, including store payroll, distribution and outbound transportation, utilities, and advertising, will be partially offset by higher credit card/bank fees due to rate increases charged by debit card network providers and an anticipated non-cash pension settlement charge.

Depreciation Expense
Depreciation expense increased $1.2 million or 2.1% to $57.5 million in the year-to-date 2010 compared to $56.3 million for the year-to-date 2009.  Depreciation expense as a percentage of sales is flat with last year at 170 basis points.

During the fourth quarter of 2010, we expect that depreciation expense will increase as compared to 2009 as we complete our remaining planned capital expenditures associated with new store openings and maintenance of existing stores and distribution centers.

Interest Expense
Interest expense increased $0.5 million to $1.8 million in the year-to-date 2010 compared to $1.3 million in the year-to-date 2009.  The increase in interest expense was principally due to higher average borrowings (including capital leases) of $15.3 million in the year-to-date 2010 compared to average borrowings of $9.7 million in the year-to-date 2009.

Income Taxes
The effective income tax rate for the year-to-date 2010 and the year-to-date 2009 for income from continuing operations was 37.1% and 38.3%, respectively.  The lower rate in the year-to-date 2010 was principally due to the recognition of benefits resulting primarily from the recording of a net deferred tax asset for state credits recently obtained and an increase in the recognition of tax benefits related to the settlement of uncertain tax positions.

Capital Resources and Liquidity
On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  At October 30, 2010, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At October 30, 2010, we had $128.5 million of borrowings outstanding under the 2009 Credit Agreement and, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $51.5 million, the borrowings available under the 2009 Credit Agreement were $320.0 million.  At October 30, 2010, total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement was $180.0 million.  In November 2010, total indebtedness reached approximately $200 million, which we anticipate was its peak, and we do not anticipate that we will make any additional borrowings (exclusive of letter of credit utilization) under the 2009 Credit Agreement through March 2011, including the potential impact of the 2010 Repurchase Program if this program is completed.

Cash provided by operating activities decreased by $103.7 million to $36.2 million in the year-to-date 2010 compared to cash provided by operations of $139.9 million in the year-to-date 2009.  The decrease was principally due to higher merchandise inventories, which was partially offset by the generation of higher net income, higher share-based compensation expense, and the absence of the gain on sale of real estate.  The increase in inventories occurred in both stores and warehouses.  The increase in store inventories was driven by the net addition of 21 stores since the end of the third quarter of 2009, net sales in the third quarter of 2010 being below our forecasted net sales for that same period, and an increase in planned store openings, for which inventory had been allocated at the end of the third quarter of 2010 as compared to the end of the third quarter of 2009.  We have opened 27 new stores in the fourth quarter of 2010 as compared to the 9 stores we opened in the fourth quarter of 2009.  Higher inventories in warehouses resulted from planned earlier deliveries of holiday merchandise due to an expected shortage in import container capacity and quantities to support same store sales growth. Share-based compensation expense was higher principally due to fiscal 2010 restricted stock awards having a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2008 and 2009.

Cash used in investing activities increased by $30.0 million to $91.1 million in the year-to-date 2010 compared to $61.1 million in the year-to-date 2009.  The increase was primarily due to higher capital expenditures, which was driven by our increased store openings in 2010 compared to 2009.  In the year-to-date 2010, we have opened 53 stores as compared to 43 in the year-to-date 2009.  Also, we opened 27 new stores in November 2010 for which the majority of the capital expenditures were complete as of the end of the third quarter, which is an increase of 18 stores when compared to the 9 stores that were opened in November 2009.  Additionally, we deposited $8.0 million with an insurance carrier into a restricted account.

Cash used in financing activities increased by $110.4 million to $178.1 million in the year-to-date 2010 compared to $67.7 million in the year-to-date 2009.  The increase was primarily driven by our share repurchase activities, offset by our change in net borrowing and cash and tax benefits received from stock option exercises.  In the year-to-date 2010, we have made share repurchases associated with 2010 Repurchase Program, including the ASR, totaling $342.2 million.  In year-to-date 2009, we generated cash flows from operations sufficient to pay down a net $60.7 million of our long-term obligations under the 2009 Credit Agreement, while in the year-to-date 2010, we have utilized $128.5 million of our 2009 Credit Agreement to fund our Christmas selling season inventory purchases and a portion of the share repurchases made under the 2010 Repurchase Program.   Proceeds from the exercise of stock options and the related tax benefits have increased by $43.7 million in the year-to-date 2010 as compared to the year-to-date 2009.

Based on year-to-date 2010 earnings and projected earnings in the fourth quarter of 2010, we expect cash provided by operating activities less capital expenditures to be approximately $200 million for 2010.

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

Item 1A. Risk Factors

During the third quarter of 2010, there were no material changes to the risk factors previously disclosed in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 - August 28, 2010	2,944	$31.09	2,944	$74,644
August 29, 2010 - September 25, 2010	534	31.47	534	57,832
September 26, 2010 - October 30, 2010	-	-	-	57,832
Total	3,478	$31.15	3,478	$57,832

(1)
The 2010 Repurchase Program is comprised of a December 2009 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares and a March 2010 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares.  The 2010 Repurchase Program will continue until exhausted.  Since inception of the 2010 Repurchase Program, we have invested $342.2 million in share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

Dated: December 8, 2010

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)