Form 10-K
period 2011-01-29
BIG LOTS INC
filed 2011-03-30
CIK 768835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission File Number 1-8897

BIG LOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Phillipi Road, P.O. Box 28512, Columbus, Ohio	43228-5311
(Address of principal executive offices)	(Zip Code)

(614) 278-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☑

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

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,707,259,542 on July 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).

The number of the Registrant’s Common Shares outstanding as of March 23, 2011 was 75,188,531.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2011
TABLE OF CONTENTS

PART I

Item 1. Business

The Company
Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report for Form 10-K (“Form 10-K”)), is the nation's largest broadline closeout retailer (see the discussion below under the caption “Closeout Retailing”). At January 29, 2011, we operated a total of 1,398 stores in 48 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years comprised of 52 weeks and some comprised of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The following table provides a summary of our fiscal year calendar and the associated number of weeks in the fiscal year:

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2011	52	January 30, 2011	January 28, 2012
2010	52	January 31, 2010	January 29, 2011
2009	52	February 1, 2009	January 30, 2010
2008	52	February 3, 2008	January 31, 2009
2007	52	February 4, 2007	February 2, 2008
2006	53	January 29, 2006	February 3, 2007

We manage our business on the basis of one segment: broadline closeout retailing. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Consumables, Furniture, Home, Hardlines, Seasonal, and Other. The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. Case goods consist of bedroom, dining room, and occasional furniture. The Home category includes the domestics, stationery, and home decorative departments. The Hardlines category includes the electronics, appliances, tools, and home maintenance departments. The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments. The Other category includes the toy, jewelry, infant accessories, and apparel departments and also includes the results of certain large closeout deals that we typically acquire through our alternate product sourcing operations. See note 13 to the accompanying consolidated financial statements for the net sales results of these categories for 2010, 2009, and 2008.

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

Closeout Retailing
Closeout merchandise generally results from production overruns, packaging changes, discontinued products, liquidations, returns, and other disruptions in the supply chain of manufacturers. As a result, we can generally purchase closeout merchandise at lower costs than would be paid by traditional discount retailers, and offer closeout merchandise at lower prices than those offered by traditional discount retailers. We attempt to maximize the amount of closeout merchandise available in our stores. We work closely with our vendors to obtain name brand merchandise that is easily recognizable by our customers. In addition to closeout merchandise, we stock many products on a consistent basis at our stores that we believe provide great value to our customers. This merchandise may not always be the same brand or may be off-brand because we attempt to provide our customers with merchandise at a price that we believe represents a great value. For net sales by merchandise category and as a percent of total net sales, see the discussion below under the captions “2010 Compared To 2009” and “2009 Compared To 2008” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate
The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2010	2009	2008	2007	2006
Stores open at the beginning of the year	1,361	1,339	1,353	1,375	1,401
Stores opened during the year	80	52	21	7	11
Stores closed during the year	(43)	(30)	(35)	(29)	(37)
Stores open at the end of the year	1,398	1,361	1,339	1,353	1,375

From 2006 through 2008, we focused on improving profitability through managing our existing store base as the commercial real estate market demanded higher rent charges than our store operating model enabled us to pay. During 2009, the commercial real estate market softened and, as a result, we have been able to favorably negotiate renewals for certain store leases which, prior to 2009, may have resulted in store closures. In addition, during 2009 and 2010, we successfully negotiated a number of new store leases as the availability of space improved, rental rates eased, and our sales and profitability improved at the store level. For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

The following table details our stores by state at January 29, 2011:

Alabama	27	Maine	7	Ohio	103
Arizona	36	Maryland	17	Oklahoma	17
Arkansas	11	Massachusetts	18	Oregon	13
California	172	Michigan	43	Pennsylvania	68
Colorado	20	Minnesota	4	Rhode Island	1
Connecticut	11	Mississippi	14	South Carolina	34
Delaware	4	Missouri	25	South Dakota	1
Florida	107	Montana	1	Tennessee	47
Georgia	59	Nebraska	4	Texas	114
Idaho	6	Nevada	13	Utah	10
Illinois	35	New Hampshire	6	Vermont	4
Indiana	45	New Jersey	14	Virginia	35
Iowa	3	New Mexico	12	Washington	21
Kansas	9	New York	48	West Virginia	18
Kentucky	40	North Carolina	65	Wisconsin	10
Louisiana	22	North Dakota	2	Wyoming	2
				Total stores	1,398
				Number of states	48

Of our 1,398 stores, 35% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 37% of our 2010 net sales.

Associates
At January 29, 2011, we had approximately 35,600 active associates comprised of 13,000 full-time and 22,600 part-time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of 39,700 in 2010. Approximately 64% of the associates employed throughout the year are employed on a part-time basis. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition
We operate in the highly competitive retail industry and face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad assortment of closeout merchandise from vendors.

Purchasing
An integral part of our business is the sourcing and purchasing of quality brand-name merchandise directly from manufacturers and other vendors typically at prices below those paid by traditional retailers. We believe that we have built strong relationships with many brand-name vendors and we have capitalized on our purchasing power in the closeout marketplace, including our ability to pay timely and source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of a vendor’s closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions. We believe this ability provides a high level of service and convenience to our vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We supplement our traditional brand-name closeout purchases with various direct import and domestically-sourced merchandise, which represents merchandise that our customers consistently expect us to have in our stores or merchandise that we believe offers our customers a significant value. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our dominant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

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

Our merchandise is purchased from domestic and foreign vendors that provide us with multiple sources for each product category. In 2010, our top ten vendors accounted for approximately 16% of total purchases (at cost) while the largest vendor accounted for approximately 4% of total purchases (at cost).

During 2010, we purchased approximately 25% of our merchandise directly from overseas vendors, including approximately 21% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks as described further in “Item 1A. Risk Factors” of this Form 10-K.

Warehouse and Distribution
The majority of the merchandise sold by us is received and processed for retail sale and distributed to the retail locations from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma and California. Some of our vendors deliver merchandise directly to our stores. We previously operated two furniture distribution centers located in Redlands, California and Columbus, Ohio. During 2009, we integrated the distribution of furniture from our Redlands, California furniture distribution center into our regional distribution center in California. During 2008, we integrated the distribution of furniture from our Columbus, Ohio furniture distribution center into our regional distribution centers in Pennsylvania, Ohio, Alabama and Oklahoma. We believe these integrations allow us to distribute furniture to our stores more efficiently, primarily by reducing the transportation cost to the stores because the regional distribution centers are generally located closer to the stores they service. We manage the inventory levels of merchandise in our distribution centers to facilitate the prompt and efficient distribution of merchandise to our stores in order to maximize sales and our inventory turnover rate. We selected the locations of our distribution centers in an effort to minimize transportation costs and the distance from distribution centers to our stores.

In addition to the regional distribution centers that handle merchandise, we operate a warehouse in Ohio that distributes store fixtures and supplies. During 2009, we integrated the distribution of store fixtures and supplies out of our Redlands, California furniture distribution center into our Ohio warehouse. We believe this integration reduces our fixed overhead and operating costs and allows us to more effectively manage store fixtures and supplies inventory.

During the past three years, we implemented several warehouse, distribution, and outbound transportation initiatives, including but not limited to the integration in 2008 and 2009 of our former furniture distribution centers into all of our regional distribution centers, and other transportation initiatives aimed at lowering our inbound and outbound transportation costs.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties” of this Form 10-K and the discussion under the caption “Operating Strategy – Cost Structure” in the accompanying MD&A in this Form 10-K.

Advertising and Promotion
Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing approaches to promote our brand and retail position through television, internet, in-store point of purchase, and print media. The centerpiece of our marketing efforts is our television campaign which combines elements of strategic branding and promotion. These same elements are then used in most other marketing media. Our highly targeted media placement strategy uses national cable as the foundation of our television buys which is then supplemented with commercials placed with broadcasters in key markets. Our marketing program utilizes printed advertising circulars, through a combination of newspaper insertions and mailings, which we design and distribute in all markets that are served by our stores. In 2010, we distributed multi-page circulars covering 27 weeks which was consistent with our approach in 2009 and 2008 and is consistent with our plans for 2011. We create regional versions of these circulars to take advantage of market differences caused by product availability, climate, and customer preferences. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Our customer list, which we refer to as the Buzz Club®, is an important marketing tool which allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In addition to the Buzz Club®, in August of 2009, we started the Buzz Club Rewards® program (“Rewards”), which has grown rapidly from 1.2 million members at the end of 2009 to 7.3 million members at the end of 2010. Members of the Buzz Club Rewards program use a membership card when making purchases and earn discounts on future purchases when they meet certain thresholds. Buzz Club Rewards members may also receive other targeted promotions. We continue to use our website (www.biglots.com) as a key avenue to communicate to our customers through special catalogs and online advertising, attracting approximately 1.1 million unique visitors each week. Total advertising expense as a percentage of total net sales was 1.9% in 2010, 2.0% in 2009, and 2.2% in 2008.

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

The seasonality of our net sales and related merchandise inventory requirements influences our availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2010, our total indebtedness (outstanding borrowings and letters of credit) peaked at approximately $200 million in November 2010 under our $500.0 million unsecured credit facility entered into in April 2009 (“2009 Credit Agreement”). As of January 29, 2011, we had no borrowings under the 2009 Credit Agreement. We expect that borrowings will vary throughout 2011 depending on various factors, including our seasonal need to acquire merchandise inventory prior to peak selling seasons, the timing and amount of sales to our customers and the potential impact of shares repurchased under our authorized share repurchase program. For additional information on our current share repurchase program, the 2009 Credit Agreement, and a discussion of our sources and uses of funds, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and the discussion under the caption “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

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

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”).

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, Nominating/Corporate Governance, Strategic Planning, and Public Policy and Environmental Affairs Committees; Code of Business Conduct and Ethics; Code of Ethics for Financial Professionals; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our websites are not part of this report.

Item 1A. Risk Factors
The statements in this section describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2010 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties, and potential inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected results set forth in the forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The current economic conditions (including commodity price fluctuations, bankruptcies, and reduced access to credit) give rise to risks and uncertainties that may adversely affect our capital resources, financial condition, results of operations, and liquidity including, but not limited to the following:
  Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used to generate power by utilities, may affect our gross profit and operating profit margins.

  Our vendors may be negatively impacted by current economic conditions due to insufficient availability of credit to fund their operations or insufficient demand for their products, which may affect their ability to fulfill their obligations to us.

  Our expectations regarding the demand for our merchandise may be inaccurate, which could cause us to under buy or over buy certain categories or departments of merchandise, which could result in customer dissatisfaction or require excessive markdowns to sell through the merchandise.

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

There is a risk that we will be unable to continue to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. In 2010, we announced operating performance targets and goals as part of an updated strategic plan that we intend to continue to use as our roadmap for the near future. The updated plan includes a growth phase and a continued focus on merchandising, real estate, and cost structure. Overall, both our actual 2010 operating performance and our 2011 operating performance outlook are consistent with the operating performance targets outlined in the updated strategic plan. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

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

The products we sell are sourced from a variety of vendors. The portion of our assortment that is pre-planned and made for us consists of imported merchandise (primarily furniture, seasonal, and portions of our home categories along with certain other classifications like toys) or merchandise that we can re-order upon demand. However, for the closeout component of our business, we do not control the supply, design, function, availability, or cost of many of the products that we offer for sale. Our ability to meet or exceed our operating performance targets for gross margin depends upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers. In addition, we rely on our vendors to provide us with quality merchandise. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us would likely have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

We rely on vendors located in foreign countries for significant amounts of merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher gross margin. During 2010, we purchased approximately 25% of our products directly from overseas vendors including 21% from vendors located in China. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of "most favored nation" trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

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

We must maintain sufficient inventory levels to operate our business successfully. However, we also must seek to avoid accumulating excess inventory in order to maintain appropriate in-stock levels. As stated above, we obtain approximately one quarter of our merchandise from vendors outside of the United States. These foreign vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase and manufacture of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our gross margin and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

Declines in general economic condition, consumer spending levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially adversely affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the United States’ economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. The economies of four states (Ohio, Texas, California, and Florida) are particularly important as approximately 35% of our current stores operate in these states and 37% of our 2010 net sales occurred in these states.

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

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

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

We have the ability to borrow funds under the 2009 Credit Agreement and we utilize this ability at various times depending on operating or other cash flow requirements. The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. If we do not comply with these covenants, it may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

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

In January 2008, we announced our plans to implement SAP® for Retail solutions over the next few years. New financial systems, including general ledger, accounts payable and fixed assets, were developed and tested during 2008 and 2009. The new financial systems were placed in service in 2010. A new core merchandising system has been under development and we began testing it in the fourth quarter of 2010, with plans to place the new core merchandising system in service in 2012, when we complete testing. The implementation of these systems is expected to have a pervasive impact on our information systems and across a significant portion of our general office operations, including merchandising, technology, and finance. If we are unable to successfully implement SAP® for Retail, it may have an adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to retain existing and secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores and a significant number of these leases expire or are up for renewal each year, as noted below in “Item 2. Properties” to this Form 10-K. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. A significant component of our sales growth strategy is to open new store locations. If the commercial real estate market tightens and we are not able to negotiate favorable new store leases and lease renewals, our financial position, results of operations, and liquidity may be negatively affected.

Changes in accounting guidance could significantly affect our results of operations and the presentation of those results.

Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The governing accounting bodies, specifically the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”), have proposed numerous significant changes to current accounting standards. This proposed new guidance could significantly change the presentation of financial information and results of operations. Additionally, the new guidance may require us to make systems and other changes that could increase our operating costs. Specifically, implementing future accounting guidance related to leases and other areas impacted by the current convergence project between the FASB and IASB could require us to make significant changes to our lease management system or other accounting systems.

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

In December 2000, we sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from their January 14, 2004 bankruptcy (the KB Toys business that emerged from bankruptcy is hereinafter referred to as “KB-II”). On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information we have received subsequent to the December 11, 2008 bankruptcy filing, we believe we may have indemnification and guarantee obligations (“KB-II Bankruptcy Lease Obligations”) with respect to 29 KB Toys store leases and a lease for a former KB corporate office. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcies, see note 11 to the accompanying consolidated financial statements.

We also may be subject to a number of other factors which may, individually or in the aggregate, materially or adversely affect our business. These factors include, but are not limited to:
  Changes in governmental laws and regulations;

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Retail Operations
All of our stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 30,100 square feet, of which an average of 21,600 square feet is selling square feet. The average cost to open a new store in a leased facility during 2010 was approximately $1.1 million, including cost of inventory. Except for 54 owned sites, all of our stores are leased. In 2008, we acquired, for $8.6 million, two store properties we were previously leasing. The 54 owned stores are located in the following states:

State	Stores Owned
Arizona	3
California	39
Colorado	3
Florida	2
Louisiana	1
New Mexico	2
Ohio	1
Texas	3
Total	54

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to ten years with multiple five-year renewal options. Seventy-two store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 12 month-to-month leases and 54 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2011	245	41
2012	239	28
2013	289	37
2014	258	24
2015	223	27
Thereafter	126	9

Warehouse and Distribution
At January 29, 2011, we owned or leased approximately 9.5 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically placed across the United States in Ohio, California, Alabama, Oklahoma, and Pennsylvania. In addition to the regional distribution centers which handle merchandise, we had one warehouse under lease, which expired on January 31, 2011 and had been vacated as of January 29, 2011. The regional distribution centers utilize warehouse management technology, which enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.5 million cartons per week in 2010. Certain vendors deliver merchandise directly to our stores. We attempt to move merchandise from our vendors to the sales floor in the most efficient manner.

The number of owned and leased distribution centers and warehouse space (including the vacated warehouse under lease) and the corresponding square footage of the facilities by state at January 29, 2011, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	1	1	2	3,559	465	4,024
California	1	-	1	1,423	-	1,423
Alabama	1	-	1	1,411	-	1,411
Oklahoma	1	-	1	1,297	-	1,297
Pennsylvania	1	-	1	1,295	-	1,295
Total	5	1	6	8,985	465	9,450

Corporate Office
We own the facility in Columbus, Ohio that serves as our general office for corporate associates.

Item 3. Legal Proceedings
No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, please refer to note 10 to the accompanying consolidated financial statements.

Item 4. [Removed and reserved.]

Supplemental Item. Executive Officers of the Registrant
Our executive officers at January 29, 2011 were as follows:

Name	Age	Offices Held	Officer Since
Steven S. Fishman	59	Chairman, Chief Executive Officer and President	2005
Lisa M. Bachmann	49	Executive Vice President, Supply Chain Management and Chief Information Officer	2002
Joe R. Cooper	53	Executive Vice President, Chief Financial Officer	2000
Charles W. Haubiel II	45	Executive Vice President, Legal and Real Estate, General Counsel and Corporate Secretary	1999
John C. Martin	60	Executive Vice President, Merchandising	2003
Christopher T. Chapin	47	Senior Vice President, Store Operations	2008
Robert C. Claxton	56	Senior Vice President, Marketing	2005
Norman J. Rankin	54	Senior Vice President, Big Lots Capital and Wholesale	1998
Robert S. Segal	56	Senior Vice President, General Merchandise Manager	2005
Steven R. Smart	51	Senior Vice President, General Merchandise Manager	2003
Harold A. Wilson	62	Senior Vice President, Distribution and Transportation Services	1995
Timothy A. Johnson	43	Vice President, Strategic Planning and Investor Relations	2004
Paul A. Schroeder	45	Vice President, Controller	2005

Steven S. Fishman became Chairman, Chief Executive Officer and President in July 2005. Before joining us, Mr. Fishman was President, Chief Executive Officer and Chief Restructuring Officer of Rhodes, Inc., a furniture retailer which filed for bankruptcy on November 4, 2004; Chairman and Chief Executive Officer of Frank’s Nursery & Crafts, Inc., a lawn and garden specialty retailer which filed for bankruptcy on September 8, 2004; and President and Founder of SSF Resources, Inc., an investment and consulting firm.

Lisa M. Bachmann is responsible for information technology, merchandise planning and allocation, and distribution and transportation services. Ms. Bachmann was promoted to Executive Vice President in March 2010, and assumed responsibility for distribution and transportation services. Ms. Bachman assumed the responsibility for information technology in August 2005. Ms. Bachman joined us as Senior Vice President of Merchandise Planning, Allocation and Presentation in March 2002. Prior to joining us, Ms. Bachmann was Senior Vice President of Planning and Allocation of Ames Department Stores, Inc., a discount retailer which filed for bankruptcy on August 20, 2001.

Joe R. Cooper is responsible for treasury, tax, investor relations, loss prevention and risk management, as well as the reporting, planning, and control functions of the business. Mr. Cooper was promoted to Executive Vice President in March 2010, and assumed responsibility for loss prevention and risk management. Prior to that Mr. Cooper was promoted to Senior Vice President and Chief Financial Officer in February 2004. Mr. Cooper joined us as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President, Treasurer.

Charles W. Haubiel II is responsible for legal affairs and real estate. Mr. Haubiel was promoted to Executive Vice President in March 2010 and assumed responsibility for real estate in January 2008. Prior to that, he was promoted to Senior Vice President, General Counsel and Corporate Secretary in November 2004. Mr. Haubiel joined us in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999, and to Vice President, General Counsel and Corporate Secretary in 2000.

John C. Martin is responsible for merchandising. Prior to joining us in 2003, Mr. Martin was President of Garden Ridge Corporation, an arts and crafts retailer which filed for bankruptcy on February 2, 2004. Mr. Martin also served as President and Chief Operating Officer of Michaels Stores, Inc., an arts and crafts retailer, and President, Retail Stores Division of OfficeMax Incorporated, an office supply retailer.

Christopher T. Chapin is responsible for store operations, including store standards, customer service, personnel development, program implementation, and execution. Prior to joining us in May 2008, Mr. Chapin was President and Chief Executive Officer of Facility Source Inc., a retail facility maintenance and management provider, and Vice President and Director of Store Operations of Limited Brands, Inc., a retailer.

Robert C. Claxton is responsible for marketing, merchandise presentation, and sales promotion. Prior to joining us in 2005, Mr. Claxton served as General Manager and Executive Vice President of Initiative Media, an advertising and communications company, and Chief Marketing Officer and Senior Vice President of Montgomery Ward, a retailer.

Norman J. Rankin is responsible for alternative product sourcing and wholesale operations. He assumed his current role in January 2008, after serving as Senior Vice President, General Merchandise Manager with responsibility for consumables and hardware. Mr. Rankin joined us in 1998 as Vice President, Consumables upon our merger with Mac Frugal’s Bargains Close-outs, Inc., a discount retailer. In 1999, Mr. Rankin was promoted to Senior Vice President.

Robert S. Segal is responsible for merchandising in the furniture, home, and seasonal categories. Mr. Segal joined us in 2004 as Vice President, Divisional Merchandise Manager, Furniture, and was promoted to Senior Vice President, General Merchandise Manager for the furniture and home categories in January 2008. He assumed responsibility for the seasonal category in March 2010. Prior to joining us, Mr. Segal served as Divisional Vice President, Housewares and Home of Shopko, a discount retailer, from 1995 to 2004.

Steven R. Smart is responsible for merchandising in the consumables and hardlines categories, as well as our play & wear department within the other category. Mr. Smart joined us in May 2003 as Vice President, Divisional Merchandise Manager, Consumables and was promoted to his current role in March 2010. Prior to joining us, Mr. Smart served as Senior Vice President, Retail of Fleming, a wholesaler, which filed for bankruptcy in 2003.

Harold A. Wilson is responsible for warehousing, distributing, and transporting merchandise. Mr. Wilson joined us in 1995. Prior to joining us, Mr. Wilson was Vice President of Distribution of Limited Brands, Inc., a retailer, and held a senior position in the distribution department with Neiman-Marcus, Inc., a luxury retailer.

Timothy A. Johnson is responsible for strategic planning and investor relations. He was promoted to Vice President, Strategic Planning and Investor Relations in February 2004. He joined us in 2000 as Director of Strategic Planning.

Paul A. Schroeder is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable, and inventory control. Mr. Schroeder joined us as Director, Accounting Operations in April 2005, and was promoted to Vice President, Controller in September 2005. Prior to joining us, Mr. Schroeder was Director of Finance of American Signature, Inc., a furniture retailer, and held various finance positions with Limited Brands, Inc., a retailer.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices per common share for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2010		2009
	High	Low	High	Low
First Quarter	$41.42	$28.51	$28.36	$12.62
Second Quarter	38.92	31.27	28.50	19.49
Third Quarter	35.25	30.02	28.18	22.47
Fourth Quarter	$32.78	$27.82	$31.39	$23.04

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

On December 4, 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares. On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”).

On March 10, 2010, we utilized $150.0 million of the authorization under the 2010 Repurchase Program to execute an accelerated share repurchase transaction (“ASR”) which reduced our common shares outstanding by 4.5 million. The total number of shares repurchased under the ASR was based upon the volume weighted average price per share of our stock from the inception of the transaction through December 30, 2010, when our counterparty exercised its option to settle the transaction. The counterparty provided us with 3.6 million shares at the inception of the transaction and then an additional 0.9 million shares at the final settlement. In addition to the ASR, we acquired approximately 6.0 million shares for $192.2 million of the remaining $250.0 million authorized under the 2010 Repurchase Program.

Our remaining repurchase authorization under the 2010 Repurchase Program was approximately $57.8 million at January 29, 2011, and is available to be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.

The repurchased common shares were placed into treasury and may be used for general corporate purposes including the issuance of shares related to equity compensation plans.

The following table sets forth information regarding our repurchase of our common shares during the fourth fiscal quarter of 2010:

(In thousands, except price per share data)

				(c) Total Number of	(d) Approximate Dollar
				Shares Purchased as	Value of Shares that
	(a) Total Number		(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares		Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased		Share	Programs	Programs
October 31, 2010 - November 27, 2010	-		$-	-	$57,832
November 28, 2010 - December 25, 2010	-		-	-	57,832
December 26, 2010 - January 29, 2011	922	(1)	-	922	57,832
Total	922		$-	922	$57,832

(1)	The ASR was scheduled to be completed no later than January 26, 2011, but the counterparty had the option to accelerate the completion date. The counterparty exercised its acceleration option and the ASR settled on December 30, 2010. On settlement, we received approximately 0.9 million additional common shares from the counterparty.

At the close of trading on the NYSE on March 23, 2011, there were approximately 960 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 29, 2011, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended February 3, 2007, February 2, 2008, January 31, 2009, January 30, 2010, and January 29, 2011. The graph and table assume that $100 was invested on January 28, 2006, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

		Indexed Returns
	Base	Years Ended
	Period
	January	January	January	January	January	January
Company / Index	2006	2007	2008	2009	2010	2011
Big Lots, Inc.	$100.00	$189.23	$127.44	$97.89	$206.77	$231.59
S&P 500 Index	100.00	114.99	112.92	68.47	91.16	110.53
S&P 500 Retailing Index	$100.00	$115.11	$93.95	$58.52	$91.02	$115.75

Item 6. Selected Financial Data
The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year (a)
	2010	2009	2008 (b)	2007 (c)	2006 (b)(d)
(In thousands, except per share amounts and store counts)
Net sales	$4,952,244	$4,726,772	$4,645,283	$4,656,302	$4,743,048
Cost of sales (exclusive of depreciation expense	2,939,793	2,807,466	2,787,854	2,815,959	2,851,616
shown separately below)
Gross margin	2,012,451	1,919,306	1,857,429	1,840,343	1,891,432
Selling and administrative expenses	1,576,500	1,532,356	1,523,882	1,515,379	1,622,339
Depreciation expense	78,606	74,904	78,624	88,484	101,279
Gain on sale of real estate	-	(12,964)	-	-	-
Operating profit	357,345	325,010	254,923	236,480	167,814
Interest expense	(2,573)	(1,840)	(5,282)	(2,513)	(581)
Interest and investment income	612	175	65	5,236	3,257
Income from continuing operations before income taxes	355,384	323,345	249,706	239,203	170,490
Income tax expense	132,837	121,975	94,908	88,023	57,872
Income from continuing operations	222,547	201,370	154,798	151,180	112,618
Income (loss) from discontinued operations, net of tax	(23)	(1,001)	(3,251)	7,281	11,427
Net income	$222,524	$200,369	$151,547	$158,461	$124,045
Earnings per common share - basic:
Continuing operations	$2.87	$2.47	$1.91	$1.49	$1.02
Discontinued operations	-	(0.01)	(0.04)	0.07	0.10
	$2.87	$2.45	$1.87	$1.56	$1.12
Earnings per common share - diluted:
Continuing operations	$2.83	$2.44	$1.89	$1.47	$1.01
Discontinued operations	-	(0.01)	(0.04)	0.07	0.10
	$2.83	$2.42	$1.85	$1.55	$1.11
Weighted-average common shares outstanding:
Basic	77,596	81,619	81,111	101,393	110,336
Diluted	78,581	82,681	82,076	102,542	111,930
Balance sheet data:
Total assets	$1,619,599	$1,669,493	$1,432,458	$1,443,815	$1,720,526
Working capital (e)	509,788	580,446	355,776	390,766	674,815
Cash and cash equivalents	177,539	283,733	34,773	37,131	281,657
Long-term obligations under bank credit facility	-	-	-	163,700	-
Shareholders’ equity	$946,793	$1,001,412	$774,845	$638,486	$1,129,703
Cash flow data:
Cash provided by operating activities	$315,257	$392,026	$211,063	$307,932	$381,477
Cash used in investing activities	$(114,552)	$(77,937)	$(88,192)	$(58,764)	$(30,421)
Store data:
Total gross square footage	42,037	40,591	39,888	40,195	40,770
Total selling square footage	30,210	29,176	28,674	28,902	29,376
Stores opened during the fiscal year	80	52	21	7	11
Stores closed during the fiscal year	(43)	(30)	(35)	(29)	(37)
Stores open at end of the fiscal year	1,398	1,361	1,339	1,353	1,375

(a)	2006 is comprised of 53 weeks. All other periods presented are comprised of 52 weeks.
(b)	We adopted the funding recognition provisions of guidance under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 715-30-25, Defined Benefit Plans-Pension (Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158)) in 2006 which resulted in accumulated other comprehensive loss of $5,933 ($3,859 net of tax). We adopted the measurement date provisions of the guidance under ASC 715-30-35 (SFAS No. 158) in 2008, the impacts of which are more fully described in notes 1 and 8 to the accompanying consolidated financial statements.
(c)	We adopted guidance under ASC 740, Income Taxes (FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109), in the first fiscal quarter of 2007, on a prospective basis.
(d)	We adopted guidance under ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non Employees (SFAS No. 123(R), Share-Based Payment), in the first fiscal quarter of 2006, under the modified prospective adoption method. Share-based compensation expense was $6.6 million in 2006. For years 2010, 2009 and 2008, the impact is more fully described in notes 1 and 7 to the accompanying consolidated financial statements.
(e)	For 2008, working capital included $61.7 million for current maturities under bank credit facility because the 2004 Credit Agreement terminated in 2009.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes. Please refer to “Item 1A. Risk Factors” of this Form 10-K for a discussion of forward-looking statements and certain risk factors that may have a material adverse effect on our business, financial condition, results of operations, and/or liquidity.

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2010, 2009 and 2008 each were comprised of 52 weeks.

Operating Results Summary
The following are the results from 2010 that we believe are key indicators of our operating performance when compared to our operating performance in 2009.
  Comparable store sales for stores open at least two years at the beginning of 2010 increased 2.5%. We operated an average of 1,380 stores throughout 2010 compared to an average of 1,354 stores throughout 2009. Sales per selling square foot were $166 in 2010 and $162 in 2009.

  Gross margin dollars increased $93.1 million, while gross margin as a percent of sales was flat at 40.6% in 2010 and 2009.

  Selling and administrative expenses as a percent of sales improved 60 basis points to 31.8% of sales from 32.4% of sales in 2009.

  Depreciation expense as a percent of sales was flat at 1.6% of sales in 2010 and 2009.

  Operating profit rate increased 30 basis points to 7.2% in 2010.

  Diluted earnings per share from continuing operations improved to $2.83 per share in 2010 compared to $2.44 per share in 2009.

  Under the 2010 Repurchase Program, we acquired 10.5 million common shares for $342.2 million.

  Capital expenditures during 2010 were $107.6 million, which included opening 80 new stores.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense	59.4	59.4	60.0
shown separately below)
Gross margin	40.6	40.6	40.0
Selling and administrative expenses	31.8	32.4	32.8
Depreciation expense	1.6	1.6	1.7
Gain on sale of real estate	0.0	(0.3)	0.0
Operating profit	7.2	6.9	5.5
Interest expense	(0.1)	(0.0)	(0.1)
Interest and investment income	0.0	0.0	0.0
Income from continuing operations before income taxes	7.2	6.8	5.4
Income tax expense	2.7	2.6	2.0
Income from continuing operations	4.5	4.3	3.3
Loss from discontinued operations, net of tax	(0.0)	(0.0)	(0.1)
Net income	4.5%	4.2%	3.3%

See the discussion below under the captions “2010 Compared To 2009” and “2009 Compared To 2008” for additional details regarding the specific components of our operating results.

Selling and administrative expenses in 2009 were increased by $4.0 million (10 basis points), pretax, due to a legal settlement agreement (see note 10 to the accompanying consolidated financial statements for additional information on this matter). In addition, the sale in 2009 of a company-owned and operated store in California resulted in a pretax gain of $13.0 million (30 basis points).

Seasonality
As discussed in “Item 1. Business - Seasonality” of this Form 10-K, our financial results fluctuate from quarter to quarter depending on various factors such as timing of new or closed stores, timing and extent of advertisements and promotions, and timing of holidays. We expect the Christmas holiday selling season to continue to produce a significant portion of our sales and operating profits. If our sales performance is significantly better or worse during the Christmas holiday selling season, we would expect a more pronounced impact on our annual financial results than if our sales performance is significantly better or worse in a different season.

The following table sets forth the seasonality of net sales and operating profit for 2010, 2009, and 2008 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2010
Net sales as a percentage of full year	24.9%	23.1%	21.3%	30.7%
Operating profit as a percentage of full year	25.2	17.7	7.5	49.6
Fiscal Year 2009
Net sales as a percentage of full year	24.1%	23.0%	21.9%	31.0%
Operating profit as a percentage of full year	18.5	14.7	14.6	52.2
Fiscal Year 2008
Net sales as a percentage of full year	24.8%	23.8%	22.0%	29.4%
Operating profit as a percentage of full year	22.8	17.1	7.9	52.2

Operating Strategy
Over the past five fiscal years (2006 through 2010), we have successfully repositioned our business by implementing a strategy we refer to as the What’s Important Now Strategy (“WIN Strategy”). The WIN Strategy focuses on three key elements of our business: merchandising, real estate, and cost structure. The WIN Strategy was designed to increase the operating profit rate of our existing store base. In 2009, driven by both the improvements in our store productivity and the softening of the commercial real estate market, we expanded our WIN Strategy to also include the pursuit of net new store growth. Due to the continued focus on the WIN Strategy, our operating profit rate has steadily expanded from 5.5% in 2008 to 7.2% in 2010 and our operating profit dollars grew from $254.9 million to $357.3 million in 2010. The growth in operating profit, coupled with our share repurchase activities, has translated to significant growth in earnings per share from continuing operations, which has increased from $1.89 per diluted share in 2008 to $2.83 per diluted share in 2010. Over the past three years, we have generated approximately $900 million of cash of which approximately $275 million was reinvested in our business through capital expenditures and $380 million was returned to shareholders through aggregate share repurchases under publicly announced share repurchase programs.

In 2011, we anticipate the key elements of the WIN Strategy will remain consistent, including the growth phase that we entered in 2010. We anticipate that the commercial real estate market will continue to provide us with real estate opportunities at prices that are appropriate for our financial model and return on capital requirements. Given the strength of our financial performance, we believe we will continue to open new stores and take advantage of the current real estate market conditions.

In 2011, we anticipate:
  An operating profit rate of 7.3% to 7.5% based on a total sales increase of 5% to 6%, flat gross margin rate, and continued expense leverage (expenses as a percent of net sales) compared to last year.

  Earnings per diluted share from continuing operations to be $3.05 to $3.15.

  Opening 90 new stores and closing 45 stores, for net growth of 45 stores or 3%.

  Cash provided by operating activities of approximately $330 million to $335 million less capital expenditures of approximately $125 million to $130 million resulting in approximately $205 million of cash available for investment or redeployment.

  The remaining $57.8 million of share purchase authorization under the 2010 Repurchase Program may be utilized in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.
The following sections provide additional discussion and analysis of our WIN Strategy with respect to merchandising, real estate, and cost structure. The “2010 Compared To 2009” section below provides additional discussion and analysis of the impact of these strategies on our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

Merchandising
From a merchandising perspective, our competitive positioning as the nation’s largest broadline closeout retailer affords us a strategic advantage when sourcing merchandise for our stores. We source our merchandise in three key ways:
  Manufacturers and vendors have closeout merchandise for a number of different reasons including other retailers canceling orders, other retailers going out of business, marketing or packaging changes, a new product launch that has failed, or for various other reasons. In these situations, we are able to source product at a discounted cost and offer significant value to our customers. We currently have thousands of vendor relationships for closeout inventory that have been developed over many years. These relationships and the size and financial strength of our company are a key barrier to entry and minimize the opportunities for other competitors to enter our retail segment.

  For certain merchandise categories, there is not always an abundant supply of closeout inventory. In these situations, we may work with vendors to develop product, some of which is imported. Imports total approximately 25% to 30% of our merchandise sales annually. Categories with the highest concentration of imports include Seasonal, Furniture, and to a lesser extent the Home category and the toys department.

  Our merchandise mix also includes replenishable and private label products. This type of merchandise has a consistent flow and availability so that it can be offered in our stores day in and day out. It has many of the same characteristics as our closeout business but is replenishable upon demand. Our prices on this merchandise are still generally positioned below our competition, but to a lesser extent than the closeout component of our business.
We offer six major merchandising categories in our store: Consumables, Furniture, Home, Seasonal, Hardlines, and Other. Consumables is the largest category at 29.3% of sales in 2010 and Other is the smallest category at 11.0% of sales in 2010.

In recent years, our merchandising strategies to increase sales have been predominantly focused on growing the size of the basket, or average transaction value. We have employed two primary methods to accomplishing this goal: (1) drive more units per transaction, and (2) grow the average item retail by offering our customers better quality merchandise, better values, and more prominent brand name products. This approach is consistent with our customer research that suggests that our core customer recognizes quality and brands and is willing to pay a higher retail price, so long as the value or cost savings is significant compared to what other retailers are offering. This strategy has resulted in fewer cartons processed by our distribution centers and stores and has achieved positive comparable store sales.

While executing our WIN Strategy, we have made measurable progress towards our goals of growing sales per selling square foot (which increased from $146 per square foot in 2005 to $166 per square foot in 2010) and increasing gross margin dollars (which increased from $1,732 million in 2005 to $2,012 million in 2010).

From a merchandising perspective in 2011, our goal is to continue to provide extreme value, improved quality, and expand the presence of recognizable brand name merchandise in our stores. We expect our major merchandise categories will remain the same as prior years but the percentage of business by category may fluctuate based on customer demand and the availability of compelling deals that we are able to acquire. Strategically, we anticipate that opportunities exist to continue to grow the basket through the same successful initiatives that benefitted results over the last few years.

Our marketing efforts involve a mix of printed circulars, in-store marketing, television, email and online advertising. Much of our marketing is based on information that we have learned about our customers, principally through customer surveys. Based on this information, we believe over 70% of our core customers come to our stores without a shopping list or without a specific item or brand in mind to purchase. Value dominates top of mind awareness as our customers look to us for savings. Nearly one half of the customers surveyed said their shopping trips to our stores last over 30 minutes, which we believe indicates that they come to shop our stores looking to find those closeout deals with exceptional value. We have improved, and expect to continue to develop, our in-store signage and merchandising displays. We continue to market to our Buzz Club members, by offering a free online membership and alerting them to new merchandise and offerings in our stores. In 2009, we launched our Buzz Club Rewards program, which is our first true loyalty card program. After enrolling in the Buzz Club Rewards program, the customer receives a loyalty card which may be presented and scanned at the register at time of purchase. After making the required qualifying purchases, the Buzz Club Rewards member earns a coupon on their account for a discount in our stores. Additionally, members may receive marketing information and other targeted promotional materials.

From a marketing perspective in 2011, there are two primary programs designed to continue to grow sales:
  First, expanding the use of our Buzz Club Rewards program is a key driver to furthering our focus on our core customers. From March 1, 2010 through February 26, 2011, we expanded our Buzz Club Rewards membership by 6.2 million, or over 400%, from 1.4 million to 7.6 million members. During 2010, we implemented technology that enables us to offer our members targeted messages and promotional offers based on each member’s preferences and buying patterns. By the end of 2010, we began testing promotional offers, based on past purchasing behaviors collected by this technology. During 2011, we believe we will gain further insight on how these targeted messages and promotional offers drive a member’s purchasing behaviors, so that we create marketing campaigns with more predictable results.

  Second, using our printed advertising circulars and promotional pricing to create excitement surrounding the deals that we offer. The excitement created by such deals is predominantly achieved through price but the uniqueness of an item may also be a factor.
From a store operations perspective, we began the company-wide rollout of our “Ready for Business” program in 2009. The program has certain performance criteria and standards focused on improving the consistency of visual presentation, merchandise recovery efforts, and overall store cleanliness. “Ready for Business” also focuses on improvements in our employee training programs and hiring practices. This higher level of expectation and accountability within our store operations team increased the turnover rate of our district managers, store managers, and assistant store managers in 2009 and required us to recruit new talent into the organization in 2010. We believe the continued focus on “Ready for Business” standards and investments made in talent has improved our sales on an average basket basis.

In 2011, we will continue to emphasize the “Ready for Business” standards with focuses on management development, customer service, and checkout efficiency. As we continue to pursue our store growth strategy, we will focus on developing our internal talent so that we have the ability to fill new management positions created by store openings with qualified internal candidates who have a strong understanding of our business model. Our focus on customer service and checkout efficiency supports our goals to enhance the customer shopping experience and improve sales.

Real Estate
From 2006 through 2008, we slowed our rate of new store openings based on our belief that many of the real estate locations available to us in the marketplace were too expensive and as such the return on investment would not be satisfactory to our shareholders. During that three-year period, we opened 39 new stores, while we closed 101 existing stores for various reasons including lack of profitability, proposed new lease terms where rents were escalating and landlords were unwilling to renegotiate terms, or relocating the store to a potentially more productive location. These decisions resulted in a net decrease of 62 stores during this time period.

As a result of improvements in our store productivity, increased profitability as a result of the WIN Strategy and the softening of the real estate market, we strategically chose to enter a store growth phase in 2009. Since the beginning of 2009, we have opened 132 new stores (80 in 2010 and 52 in 2009) while closing 73 stores (43 in 2010 and 30 in 2009), which has resulted in a net increase of 59 stores. In 2009, the majority of our new store openings (40 stores) were what we refer to as traditional stores, meaning stores in secondary locations and primarily in retail strip centers. Additionally, in 2009 we tested two new store initiatives: “A” locations (8 stores), which are stores with a higher occupancy cost, but the locations are generally in the best retail center within a given market with either a better co-tenant mix, better demographics, or both, and a smaller store concept (4 stores). In general, new store openings performed very well in 2009 with “A” locations exceeding our expectations, traditional stores meeting our overall expectations and our small store test producing mixed results. Based on the results of the 2009 new store initiatives, we chose to open 33 “A” locations in 2010. We did not open any new smaller store concepts, as we continued to test and adjust the format to learn what needs to be included in the reduced assortment to have this format meet our expectations.

As discussed in “Item 2. Properties,” of this Form 10-K, in 2011, we have 245 store leases which will expire. During 2011, we anticipate closing approximately 45 of those locations. The majority of these closings will be the result of our choice to relocate the store to an improved location nearby. The balance of the closings will be the result of either a lack of renewal options or our belief that we can no longer generate an acceptable financial return in the location. For our remaining store locations with fiscal 2011 lease expirations, we expect to exercise our renewal option or negotiate more favorable lease renewal terms sufficient enough to enable us to achieve an acceptable return on our investment.

Our real estate strategy has also involved testing a new store layout for our existing fleet of stores in an effort to improve our operating efficiency. In 2009, we tested the new store layout in approximately 20 locations. The layout test was designed to improve the ease of shopping our stores, improve the sight lines within the store, and feature Consumables more prominently in our stores. Surveyed customers indicated that these stores appeared to be better organized, cleaner, brighter, more open, and generally presented merchandise more effectively. Based on our evaluation of the test results, we expanded this program to an additional 105 stores in 2010. The results of this expanded program were positive overall, but the results were somewhat mixed depending on the attributes of the store (i.e., store management, extent of merchandise movement, or population density). In 2011, we anticipate continuing this program in up to 75 stores, while incorporating what have we learned in the last two years.

In 2011, we plan to continue our store growth efforts by again increasing the level of new store openings to approximately 90 new stores and closing approximately 45 stores resulting in net store growth of 45 locations, or a 3% increase of the current store base. Based on the market for these types of stores, we anticipate approximately 60 to 65 of our store openings this year will be traditional stores and approximately 25 to 30 of our store openings this year will be “A” location stores. Based on the positive results of our current “A” location stores, we are confident that we can be successful with this new customer base, as we continue to improve the quality of the shopping experience by offering our customers a stronger product assortment and raising our store standards and customer service.

Cost Structure
Our goal each year is to continue to generate expense leverage (lower expenses as a percent of net sales). We believe that several operational changes we have made, which we continue to refine, have significantly contributed to the achievement of our leverage goals. Some of the operational changes made include:
  Controlled or reduced inventory levels at our stores and regional distribution centers.

  Purchased and distributed merchandise to our stores in optimal quantities and pack sizes to minimize handling in our distribution centers and stores.

  Timed receipt of merchandise in stores closer to the expected display dates in order to avoid excessive handling of merchandise.

  Increased the percentage of merchandise that arrives in our stores pre-ticketed and pre-packaged for efficient display and sale.

  Refined our staffing and payroll scheduling models in our stores.

  Invested in energy management systems to actively control utility costs and reduce energy consumption.

  Implemented several initiatives which lowered our distribution and outbound transportation expenses, including the integration of furniture warehouses and fixture warehouse into the regional distribution centers and re-negotiating carrier contracts.
As a result of these operational changes and certain other initiatives in the business, our overall expenses as a percent of sales have declined by 510 basis points since 2005 (2010 expense rate of 33.4% versus 2005 expense rate of 38.5%).

For 2011, we are forecasting an expense rate of 33.0% to 33.3%. Expense dollars are expected to decline, on a per store basis, in the areas of advertising and utilities. Store expenses and distribution and transportation expenses are expected to leverage as dollar growth in these areas is forecasted to be at a slower rate than our anticipated sales growth. Partially offsetting this leverage, we believe costs will increase and deleverage in areas such as occupancy, depreciation, and share-based compensation expense.

Discontinued Operations
We continue to incur an insignificant amount of costs on the 130 stores we closed in 2005 that we have classified as discontinued operations. We also report certain activity related to our prior ownership of the KB Toys business in discontinued operations. See note 11 to the accompanying consolidated financial statements for a more detailed discussion of all of our discontinued operations.

Share Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares. On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million.

On March 10, 2010, we utilized $150.0 million of the authorization under the 2010 Repurchase Program to execute the ASR which reduced our common shares outstanding by 3.6 million shares upon consummation of the transaction. The total number of shares repurchased under the ASR was based upon the volume weighted average price per common share of our stock over a predetermined period. The ASR was scheduled to be completed no later than January 26, 2011, but the counterparty had the option to accelerate the completion date. The counterparty exercised its acceleration option and the ASR settled on December 30, 2010, at which time, we received approximately 0.9 million additional common shares from the counterparty. In total, we received 4.5 million common shares at a weighted average cost of $33.51 per share. Additionally, with the completion of the ASR, the contractual restriction preventing us from declaring a dividend lapsed.

In addition to the ASR, during 2010, we opportunistically acquired in the open market approximately 6.0 million of our outstanding common shares for $192.2 million, at a volume weighted average price of $32.16, under the 2010 Repurchase Program.

Our total share repurchases under the 2010 Repurchase Program, including both the ASR and opportunistic repurchases, were 10.5 million of our outstanding common shares for $342.2 million in 2010, at an average purchase price of $32.74.

Our remaining repurchase authorization under the 2010 Repurchase Program was approximately $57.8 million at January 29, 2011, and is available to be used to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2010 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes. The 2010 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on our 2009 Credit Agreement.

2010 COMPARED TO 2009
Net Sales
As previously discussed, we manage our business on the basis of one segment: broadline closeout retailing. We report net sales information for six merchandise categories. Net sales by merchandise category, in dollars and as a percentage of total net sales, and net sales change in dollars and percentage in 2010 compared to 2009 were as follows:

	2010		2009		Change
($ in thousands)
Consumables	$1,452,783	29.3%	$1,456,370	30.8%	$(3,587)	(0.2)%
Furniture	829,725	16.8	716,785	15.2	112,940	15.8
Home	783,860	15.8	717,744	15.2	66,116	9.2
Hardlines	699,678	14.1	677,790	14.3	21,888	3.2
Seasonal	642,220	13.0	591,321	12.5	50,899	8.6
Other	543,978	11.0	566,762	12.0	(22,784)	(4.0)
Net sales	$4,952,244	100.0%	$4,726,772	100.0%	$225,472	4.8%

Net sales increased $225.5 million or 4.8% to $4,952.2 million in 2010 compared to $4,726.8 million in 2009. The increase in net sales was principally driven by the increase in net stores in 2010, which increased net sales by $114.3 million, and a 2.5% increase in comparable store sales, which increased net sales by $111.1 million. Our comparable store sales are calculated by using all stores that were open for at least two fiscal years as of the beginning of the current fiscal year. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods or criteria. The average number of stores in operation throughout 2010 and 2009 was approximately 1,380 stores and 1,354 stores, respectively. The Furniture, Home, and Seasonal categories had the largest sales gains in 2010. Sales increased in all departments of the Furniture category driven by sales of new styles introduced during the year, improvement in the quality of goods, and successful promotional events targeted around certain holiday selling periods. The Home category continued its trend of increasing sales across most of its departments with the largest gain in domestics, as we have improved the value proposition and quality of our product offerings. The Seasonal category increase was due to higher sales of Christmas, lawn & garden, and summer merchandise as customers responded to both our updated Christmas assortment and the value and newness offered in certain of our lawn & garden and summer items. The Hardlines category sales improvement was primarily driven by the electronics department in the first half of 2010 through the sales of video games, which we began selling in the third fiscal quarter of 2009. The Consumables category decrease was primarily due to lower food sales, as customers did not respond as expected to our offerings and assortment during the second half of 2010. The decrease in the Other category was primarily driven by the absences of certain drugstore closeout deals in 2010 that occurred in 2009 and lower sales in the toys, infant, and apparel departments.

For 2011, we expect total sales to increase 5% to 6%, driven by net store growth of approximately 3% and comparable store sales growth of 1% to 2%.

Gross Margin
Gross margin dollars increased $93.2 million, or 4.9%, to $2,012.5 million in 2010 compared to $1,919.3 million in 2009. Gross margin as a percentage of net sales was 40.6% in both 2010 and 2009. The primary contributor to the increased gross margin dollars was higher net sales of $225.5 million, which increased gross margin dollars by approximately $91.6 million. The gross margin rate remained flat at 40.6% in 2010 as compared to 2009. In 2010, we experienced positive trends with lower markdowns, lower shrink costs, and the impact of favorable merchandise mix, which were offset by higher inbound freight costs and lower initial markups on certain items sold during the Christmas selling season. Lower markdowns and favorable merchandise mix impact were the result of strong sales in our higher margin Seasonal and Home categories. Our lower shrink rates were driven by positive results in our annual physical inventories. The increase in inbound freight costs was primarily driven by higher diesel fuel costs and higher domestic carrier costs.

For 2011, we expect our gross margin rate to be approximately 40.6%, or flat compared to 2010, as an anticipated benefit from a favorable merchandise mix and a slightly lower markdown rate are expected to be offset by rising fuel costs and the corresponding impact on freight expense as well as potential price pressures on commodities and potential increases in vendor labor costs.

Selling and Administrative Expenses
Selling and administrative expenses increased $44.1 million, or 2.9%, to $1,576.5 million in 2010 compared to $1,532.4 million in 2009. The increase was primarily due to higher sales and a net increase of 37 stores in 2010. Compared to 2009, the largest increases were store payroll costs of $24.5 million, credit card/bank fees of $10.3 million, store rent expense of $9.1 million, and store facility and operation costs of $8.0 million. Partially offsetting these items was a decrease in advertising expenses of $4.2 million. The increase in store payroll was principally due to the incremental number of stores, store pre-opening costs, and higher sales. The increase in credit card/bank fees was the result of higher rates charged by debit card network providers, which were increased at the end of the first quarter of 2010, and from increased sales. Store rents increased primarily due to the incremental number of stores. Store facility and operation costs increased due to the incremental number of stores, increased store pre-opening costs (resulting from 80 store openings in 2010 as compared to 52 store openings in 2009), and increased repair costs primarily associated with our store refresh program. Advertising expense decreased primarily due to lower printing and distribution costs along with more efficient spending on our broadcast promotions.

Selling and administrative expenses as a percentage of net sales were 31.8% in 2010 compared to 32.4% in 2009. The decrease of 0.6% was primarily due to the effect of the increase in sales of 4.8% as selling and administrative expense dollars only increased 2.9% as discussed above. Our future selling and administrative expense as a percentage of net sales rate is dependent upon many factors including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost. In 2011, we expect expense leverage based on company-specific initiatives to lower costs and the leveraging impact of our estimated comparable store sales increase of 1% to 2%. We expect expense dollars to decrease, on a per store basis, in the areas of advertising, based on certain program changes, and utilities, based on our recent investments in energy management systems. We estimate dollars will increase in store payroll and distribution and transportation; however, the increase is forecasted to be at a lower rate than our estimated total sales growth of 5% to 6%. Additionally, we are forecasting slight deleverage in the areas of occupancy and share-based compensation expenses.

Depreciation Expense
Depreciation expense increased $3.7 million, or 4.9%, to $78.6 million in 2010 compared to $74.9 million for 2009. Depreciation expense as a percentage of sales was flat compared to 2009 at 160 basis points. The increase in depreciation expense was primarily related to our stores and was principally due to new store openings. During 2010, the Company opened 80 new stores, including relocations.

For 2011, we expect capital expenditures of approximately $125 million to $130 million, which includes opening 90 new stores. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2011 depreciation expense to be $90 million to $95 million, which would represent an increase from the $78.6 million of depreciation expense in 2010.

Interest Expense
Interest expense increased $0.8 million to $2.6 million in 2010 compared to $1.8 million in 2009. The increase in interest expense was principally due to higher average borrowings (including capital leases) of $24.0 million in 2010 compared to average borrowings of $8.6 million in 2009. The higher average borrowings was primarily driven by the timing of share repurchases under the 2010 Repurchase Program.

Interest and Investment Income
Interest and investment income increased $0.4 million in 2010 to $0.6 million compared to $0.2 million in 2009. The increase in interest and investment income was caused by the increase in funds available to invest in 2010 compared to 2009, partly offset by a decrease in investment yield. Our average invested amount in 2010 was $132.9 million compared to $68.9 million in 2009. In 2010, we invested primarily in deposits with financial institutions and highly liquid investments, including money market funds and variable rate demand notes. We held $126.1 million of investments at the end of 2010.

Income Taxes
Our effective income tax rate on income from continuing operations was 37.4% for 2010 compared to 37.7% for 2009. The lower rate in 2010 was principally due to the recognition of benefits resulting primarily from the recording of a deferred tax asset for net state credits, principally obtained during the third quarter of 2010, partially offset by (1) lower year-over-year tax benefits related to the settlement of uncertain tax positions and (2) the release of a valuation allowance on unrealized capital losses in 2009.

We anticipate our 2011 effective income tax rate to be within a range of 38.0% to 39.0%.

Discontinued Operations
There was minimal activity in discontinued operations in 2010 compared to a loss of $1.0 million, net of tax, in 2009. The 2009 loss from discontinued operations was primarily due to the KB-II Bankruptcy Lease Obligations (see note 11 to the accompanying consolidated financial statements). In the fourth fiscal quarter of 2009, we obtained assignment of a lease for the former KB-II corporate office and recorded a charge of $0.7 million, net of tax, in loss from discontinued operations. The remaining $0.3 million loss from discontinued operations, net of tax, in 2009 pertained to other KB-II Bankruptcy Lease Obligations.

2009 COMPARED TO 2008
Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, and net sales change in dollars and percentage in 2009 compared to 2008 were as follows:

	2009		2008		Change
($ in thousands)
Consumables	$1,456,370	30.8%	$1,410,383	30.4%	$45,987	3.3%
Home	717,744	15.2	713,103	15.4	4,641	0.7
Furniture	716,785	15.2	698,276	15.0	18,509	2.7
Hardlines	677,790	14.3	646,563	13.9	31,227	4.8
Seasonal	591,321	12.5	585,025	12.6	6,296	1.1
Other	566,762	12.0	591,933	12.7	(25,171)	(4.3)
Net sales	$4,726,772	100.0%	$4,645,283	100.0%	$81,489	1.8%

Net sales increased $81.5 million, or 1.8%, to $4,726.8 million in 2009 compared to $4,645.3 million in 2008. The increase in net sales was principally due to our comparable store sales increase of 0.7%, or approximately $32 million, and non-comparable store sales, which increased by approximately $37 million. Our comparable store sales were calculated by using all stores that were open for at least two fiscal years as of the beginning of the current fiscal year. This calculation may not be comparable to other retailers who calculate comparable store sales based on other methods or criteria. The average number of stores in operation throughout 2009 and 2008 was approximately 1,354 stores and 1,356 stores, respectively. Following a comparable store sales decrease of 1.5% through the first half of 2009, sales trends improved resulting in a comparable store sales increase of 2.8% in the second half of 2009 thereby producing an annual comparable store sales increase of 0.7%. Comparable store sales increased in the low to mid-single digits from September through January due to improvements in our merchandise offering, and improved discretionary spending trends as we met the first anniversary of the significant economic turmoil that began to impact us in our fourth fiscal quarter of 2008. Specifically, comparable store sales increased 5.1% in the fourth fiscal quarter of 2009.

From a merchandise perspective, sales in most major merchandise categories increased in 2009 compared to 2008. Consumables continued its consistent sales growth throughout the year. Consumers continued to seek out value when shopping for the everyday household use items that we offer in our Consumables business. The Home category net sales consistently underperformed through the second fiscal quarter. However, accelerating sales trends in the second half of 2009 due to certain merchandise assortment changes and the improvement experienced in consumer discretionary spending trends led to a total sales increase for fiscal 2009. The Furniture category also underperformed through the third fiscal quarter principally due to lower sales in our mattress department. However, new key items in upholstery and case goods along with a sales rebound in our mattress department led to a fourth fiscal quarter comparable store sales increase in the high single digits leading to our overall sales increase of 2.7% for 2009. The Hardlines category continued its increase in net sales driven by sales of electronics, particularly DVDs, cameras and televisions. The Seasonal category net sales produced positive results in the second half of the year due to a comparable sales increase of our Christmas merchandise in the fourth fiscal quarter. The Other category sales decline was primarily due to three large closeout deals (drugstore merchandise, furniture, and apparel) that occurred in 2008; fewer closeout deals were sold in the Other category in 2009. Partly offsetting the closeout deals decline was an increase in toy department sales.

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

CAPITAL RESOURCES AND LIQUIDITY
On April 28, 2009, we entered into the 2009 Credit Agreement. The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement. Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit. The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating. The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2009 Credit Agreement. The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement. At January 29, 2011, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary sources of our liquidity are cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement. Our net income and cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the Christmas selling season (during our fourth fiscal quarter). Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At January 29, 2011, we had no borrowings outstanding under the 2009 Credit Agreement and, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $49.8 million, the borrowings available under the 2009 Credit Agreement were $450.2 million. We anticipate total indebtedness under the facility will be less than $75.0 million through the end of June 2011, all of which will be comprised of letters of credit, including any impact from the execution of the 2010 Repurchase Program. In 2010, our total indebtedness (outstanding borrowings and letters of credit) peaked at approximately $200 million in November. Working capital was $509.8 million at January 29, 2011.

Whenever our liquidity position requires us to borrow funds under the 2009 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: 1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and 2) cash outflows such as check clearings for the acquisition of merchandise, wire and other electronic transactions for the acquisition of merchandise, payroll and other operating expenses, income and other taxes, employee benefits, and other miscellaneous disbursements.

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

Cash provided by operating activities was $315.3 million, $392.0 million, and $211.1 million in 2010, 2009, and 2008, respectively. The 2010 decrease in cash provided by operating activities of $76.7 million was primarily the result of reduced accounts payable leverage (accounts payable divided by inventories), partially offset by higher net income. The decline in accounts payable leverage was the result of receiving merchandise in the third and fourth fiscal quarters of 2010 earlier as compared to 2009, which resulted in more payments during the fourth quarter reducing our accounts payable balance at January 29, 2011. The 2009 increase in cash provided by operating activities of $180.9 was principally due to higher net income and improved accounts payable leverage. Accounts payable leverage improved due to the lower amount of inventories and our efforts to continue to work with our import and domestic vendors to further extend payment terms. Our cash paid for income taxes was $101.0, $106.0 million, and $92.4 million during 2010, 2009, and 2008, respectively. The increases in income taxes paid were a direct result of higher operating profits and partly impacted by the timing of required tax payments relative to the fiscal years in which these profits were earned. Our total contributions to the Pension Plan were $1.1 million, $10.8 million, and $11.3 million in 2010, 2009, and 2008 respectively. The 2009 and 2008 contributions were made to increase the funded level of the Pension Plan. Based on assumptions about our 2011 operating performance that we have discussed above in MD&A, we expect cash provided by operating activities to be approximately $330 million to $335 million in 2011.

Cash used in investing activities was $114.6 million, $77.9 million, and $88.2 million in 2010, 2009, and 2008, respectively. The 2010 increase in cash used in investing activities of $36.7 million and the 2009 decrease in cash used in investing activities of $10.3 million was principally due to fluctuations in capital expenditures year from year. The 2010 capital expenditures were driven by the investments in 80 new store openings, the installation of energy management systems in approximately 700 stores, and the continued development of our SAP® for Retail system. The 2009 capital expenditures were driven by the investments in 52 new store openings and the continued development of our SAP for Retail system. The 2008 capital expenditures were driven by the investments in 21 new store openings, our SAP for Retail system, which included development costs and additional payments for hardware and licensing fees, the completion of the installation of a new point of sale system in all of our stores, and the acquisition of two store properties that were previously leased. We expect capital expenditures to be approximately $125 million to $130 million in 2011, comprised principally of maintenance capital of approximately $40 million, real estate capital of approximately $50 million driven by our plan to open 90 new stores, and other investments of approximately $35 million to $40 million which include, among other things, capital to refresh stores, our continued software development of the SAP for Retail system, and certain investment designed to improve expense leverage.

Cash used in financing activities was $306.9 million, $65.1 million, and $125.2 million in 2010, 2009, and 2008, respectively. In 2010, cash used in financing activities was principally due to share repurchases associated with 2010 Repurchase Program, including the ASR, totaling $342.2 million, partially offset by proceeds from the exercise of stock options and the related tax benefits totaling $46.3 million. In 2009, cash used in financing activities was principally due to the repayment of borrowings outstanding under our bank credit facility of $61.7 million and the payment of bank fees of $5.6 million associated with our entry into the 2009 Credit Agreement, partially offset by the proceeds from the exercise of stock options of $4.9 million. In 2008, cash used in financing activities was principally due to net payments on our prior bank credit facility of $102.0 million and $37.5 million of payments for treasury shares acquired under our November 2007 Repurchase Program, partially offset by proceeds from the exercise of stock options of $10.9 million.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations
The following table summarizes payments due under our contractual obligations at January 29, 2011:

	Payments Due by Period (1)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
(In thousands)
Obligations under bank credit facility (2)	$-	$-	$-	$-	$-
Operating lease obligations (3) (4)	1,003,071	274,500	425,107	212,558	90,906
Capital lease obligations (4)	2,272	1,377	895	-	-
Purchase obligations (4) (5)	870,660	704,319	139,160	27,178	3
Other long-term liabilities (6)	56,418	11,180	15,031	4,787	25,420
Total contractual obligations (7)	$1,932,421	$991,376	$580,193	$244,523	$116,329

(1)	The disclosure of contractual obligations in this table is based on assumptions and estimates that we believe to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that we ultimately incur. Variables that may cause the stated amounts to vary from the amounts actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by us as of the date of this report; fluctuations in third party fees, governmental charges, or market rates that we are obligated to pay under contracts we have with certain vendors; and the exercise of renewal options under, or the automatic renewal of, contracts that provide for the same.

(2)	Obligations under the bank credit facility consist of the borrowings outstanding under the 2009 Credit Agreement. In addition, we had outstanding letters of credit totaling $49.8 million at January 29, 2011. Approximately $48.4 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. The remaining outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligations. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)	Operating lease obligations include, among other items, leases for retail stores, warehouse space, offices, and certain computer and other business equipment. The future minimum commitments for retail store, office, and warehouse space operating leases are $751.7 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $238.8 million at January 29, 2011. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $12.6 million relates primarily to operating leases for computer and other business equipment, including data center related costs.

(4)	For purposes of the lease and purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Where an operating lease or purchase obligation is subject to a month-to-month term or another automatically renewing term, we included in the table our minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of future decisions to exercise options to extend or terminate any existing leases.

(5)	Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $470.3 million, the entirety of which represents obligations due within one year of January 29, 2011. In addition, we have a purchase commitment for future inventory purchases totaling $108.8 million at January 29, 2011. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $291.6 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)	Other long-term liabilities include $30.3 million for expected contributions to the Pension Plan and our nonqualified, unfunded supplemental defined benefit pension plan (“Supplemental Pension Plan”), $20.2 million for obligations related to our nonqualified deferred compensation plan, $5.5 million for unrecognized tax benefits, and $0.5 million for closed store lease termination costs related to stores closed in 2009 and 2010. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $3.6 million for payments expected in 2011 and $1.9 million of timing-related income tax uncertainties anticipated to reverse in 2011. Unrecognized tax benefits in the amount of $18.9 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

(7)	The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to the KB Toys business. For further discussion, see note 11 to the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
For a discussion of the KB Bankruptcy Lease Obligations, see note 11 to the accompanying consolidated financial statements. Because the KB Toys business filed for bankruptcy again in December 2008 and liquidated all of its store operations, we accrued a contingent liability on our balance sheet at January 30, 2010, in the amount of $4.8 million for 31 KB Toys store leases for which we may have an indemnification or guarantee obligation and a former KB Toys corporate office lease for which we took an assignment in 2009. At January 29, 2011, our contingent liability related to this matter was $3.6 million. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity.

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

Our significant accounting policies, including the recently adopted accounting standards and recent accounting standards – future adoptions, if any, are described in note 1 to the accompanying consolidated financial statements. We believe the following assumptions and estimates are the most critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on our historical and current year inventory results. Independent physical inventory counts are taken at each store once a year. During 2011, the majority of these counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on individual store historical results. Thus, the shrink accrual rates will be adjusted throughout the January through June inventory cycle based on actual results. At January 29, 2011, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $3 million. While it is not possible to quantify the impact from each cause of shrinkage, we have loss prevention programs and policies aimed at minimizing shrinkage.

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows in each of the past two years (on a rolling basis). For each store with two years of negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable through the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. The fair value of store assets is estimated based on information available in the marketplace for similar assets.

We recognized impairment charges of less than $0.1 million, $0.4 million, and $0.1 million in 2010, 2009, and 2008, respectively. We believe that our impairment charges are trending lower because we closed a number of underperforming stores at the end of 2005, we have continued to close (primarily through non-renewal of leases) underperforming stores since that time, and our store productivity continues to improve. We only identified one store with impairment indicators as a result of our annual store impairment tests in 2010 and we recognized impairment charges on that store. Therefore, we do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2010. However, if our future operating results decline significantly, we may be exposed to impairment losses that could be material (for additional discussion of this risk, see “Item 1A. Risk Factors – A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long lived assets and deferred tax assets.”).

In addition to our annual store impairment reviews, we evaluate our long-lived assets at each reporting period to determine whether impairment indicators are present. In 2008, we recorded impairment to the assets of one store as a result of a casualty loss due to hurricane damage. The amount of this impairment is included in the $0.1 million 2008 impairment charge discussed above.

Share-Based Compensation
We grant stock options and performance-based non-vested restricted stock to our employees under shareholder approved incentive plans. Share-based compensation expense was $24.6 million, $20.3 million, and $15.5 million in 2010, 2009, and 2008, respectively. Share-based compensation expense was higher principally due to 2010 restricted stock awards having a higher fair value than prior year awards, based on our higher stock price in March 2010 as compared to March 2009 and 2008. Future share-based compensation expense for performance-based non-vested restricted stock is dependent upon the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for stock options is dependent upon the number and terms of future stock option awards and many estimates, judgments and assumptions used in arriving at the fair value of stock options. Future share-based compensation expense related to performance-based non-vested restricted stock and stock options may vary materially from the currently amortizing awards.

We estimate the fair value of our stock options using a binomial model. The binomial model takes into account estimates, assumptions, and judgments about our stock price volatility, our dividend yield rate, the risk-free rate of return, the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield rate on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the application of the binomial model and includes assumptions such as the expected employee exercise behavior and our expected turnover rate, which is based on analysis of historical data.

Compensation expense for performance-based non-vested restricted stock awards is recorded over the estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the achievement of the performance targets at each reporting period and make adjustments to the estimated vesting period when our models indicate that the estimated achievement date differs from the date being used to amortize expense. Any change in the estimated vesting date results in a prospective change to the related expense by charging the remaining unamortized expense over the remaining expected vesting period at the date the estimate was changed.

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

Pension
Actuarial valuations are used to calculate the estimated expenses and obligations for our Pension Plan and Supplemental Pension Plan. Inherent in the actuarial valuations are several assumptions including discount rate and expected return on plan assets. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The weighted average discount rate used to determine the net periodic pension cost for 2010 was 5.7%. A 1.0% decrease in the discount rate would increase net periodic pension cost by $0.3 million. The long-term rate of return on assets used to determine net periodic pension cost in 2010 was 8.0%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.6 million.

During 2010, we reclassified $1.3 million, net of tax, from other comprehensive income to expense in our consolidated statement of operations. We recognized a benefit of $1.3 million, net of tax, to other comprehensive income in 2010, which was principally driven by the recognition of $1.8 million in settlement charges as participants elected more lump sum payments than originally estimated. At January 29, 2011, the accumulated other comprehensive income amount, which was principally unrealized actuarial loss, was $10.5 million loss, net of tax. During 2011, and in future periods, we expect to reclassify approximately $1.4 million from other comprehensive income to expense, assuming we achieve our estimated rate of return on pension plan investments in future periods. Additionally, in the event that we have future settlements, as occurred in 2010 and 2009, we would expect that the expense related to future settlements would be between the $0.2 million and $1.8 million charges in 2009 and 2010, respectively.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical and dental benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 29, 2011 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $8 million.

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

COMMITMENTS
For a discussion on certain of our commitments, refer to note 3, note 5, note 10, and note 11 to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2009 Credit Agreement that we make from time to time. We had no borrowings under the 2009 Credit Agreement at January 29, 2011. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

Item 8. Financial Statements and Supplementary data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2011, of the Company, and our report dated March 30, 2011, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 30, 2011

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2010	2009	2008
Net sales	$4,952,244	$4,726,772	$4,645,283
Cost of sales (exclusive of depreciation expense	2,939,793	2,807,466	2,787,854
shown separately below)
Gross margin	2,012,451	1,919,306	1,857,429
Selling and administrative expenses	1,576,500	1,532,356	1,523,882
Depreciation expense	78,606	74,904	78,624
Gain on sale of real estate	-	(12,964)	-
Operating profit	357,345	325,010	254,923
Interest expense	(2,573)	(1,840)	(5,282)
Interest and investment income	612	175	65
Income from continuing operations before income taxes	355,384	323,345	249,706
Income tax expense	132,837	121,975	94,908
Income from continuing operations	222,547	201,370	154,798
Loss from discontinued operations, net of tax benefit of
$14, $656, and $2,116 in fiscal years 2010, 2009,
and 2008, respectively	(23)	(1,001)	(3,251)
Net income	$222,524	$200,369	$151,547

Earnings per common share - basic:
Continuing operations	$2.87	$2.47	$1.91
Discontinued operations	-	(0.01)	(0.04)
	$2.87	$2.45	$1.87

Earnings per common share - diluted:
Continuing operations	$2.83	$2.44	$1.89
Discontinued operations	-	(0.01)	(0.04)
	$2.83	$2.42	$1.85

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	January 29,	January 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$177,539	$283,733
Inventories	762,146	731,337
Deferred income taxes	50,252	51,012
Other current assets	61,782	56,884
Total current assets	1,051,719	1,122,966
Property and equipment - net	524,906	491,256
Deferred income taxes	6,666	28,136
Restricted cash	8,000	-
Other assets	28,308	27,135
Total assets	$1,619,599	$1,669,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,818	$309,862
Property, payroll, and other taxes	75,401	69,388
Accrued operating expenses	53,771	52,519
Insurance reserves	37,741	39,570
KB bankruptcy lease obligation	3,552	4,786
Accrued salaries and wages	43,433	47,402
Income taxes payable	25,215	18,993
Total current liabilities	541,931	542,520
Deferred rent	42,037	31,490
Insurance reserves	46,145	44,695
Unrecognized tax benefits	19,142	28,577
Other liabilities	23,551	20,799

Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value;
issued 117,495 shares; outstanding 73,894 shares and
81,922 shares, respectively	1,175	1,175
Treasury shares - 43,601 shares and 35,573 shares, respectively, at cost	(1,079,130)	(791,042)
Additional paid-in capital	523,341	515,061
Retained earnings	1,511,877	1,289,353
Accumulated other comprehensive loss	(10,470)	(13,135)
Total shareholders' equity	946,793	1,001,412
Total liabilities and shareholders' equity	$1,619,599	$1,669,493

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

							Accumulated
					Additional		Other
	Common		Treasury		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - February 2, 2008	82,682	$1,175	34,813	$(784,718)	$490,959	$937,571	$(6,501)	$638,486
Net income	-	-	-	-	-	151,547	-	151,547
Other comprehensive income
Amortization of pension, net of tax of $(316)	-	-	-	-	-	-	487	487
Valuation adjustment of pension, net of tax of $6,102	-	-	-	-	-	-	(9,331)	(9,331)
Comprehensive income	-	-	-	-	-	-	-	142,703
Adoption of guidance under FASB ASC 715,
net of tax of $88 and $(26), respectively	-	-	-	-	-	(134)	40	(94)
Purchases of common shares	(2,170)	-	2,170	(37,508)	-	-	-	(37,508)
Exercise of stock options	788	-	(788)	17,530	(6,670)	-	-	10,860
Restricted shares vested	2	-	(2)	40	(40)	-	-	-
Net tax benefit from share-based awards	-	-	-	-	4,590	-	-	4,590
Share activity related to deferred compensation plan	13	-	(13)	95	257	-	-	352
Share-based employee compensation expense	-	-	-	-	15,456	-	-	15,456
Balance - January 31, 2009	81,315	1,175	36,180	(804,561)	504,552	1,088,984	(15,305)	774,845
Net income	-	-	-	-	-	200,369	-	200,369
Other comprehensive income
Amortization of pension, net of tax of $(1,105)	-	-	-	-	-	-	1,740	1,740
Valuation adjustment of pension, net of tax of $(273)	-	-	-	-	-	-	430	430
Comprehensive income	-	-	-	-	-	-	-	202,539
Purchases of common shares	(87)	-	87	(1,849)	-	-	-	(1,849)
Exercise of stock options	362	-	(362)	8,045	(3,114)	-	-	4,931
Restricted shares vested	328	-	(328)	7,291	(7,291)	-	-	-
Net tax benefit from share-based awards	-	-	-	-	559	-	-	559
Share activity related to deferred compensation plan	4	-	(4)	32	80	-	-	112
Share-based employee compensation expense	-	-	-	-	20,275	-	-	20,275
Balance - January 30, 2010	81,922	1,175	35,573	(791,042)	515,061	1,289,353	(13,135)	1,001,412
Net income	-	-	-	-	-	222,524	-	222,524
Other comprehensive income
Amortization of pension, net of tax of $(869)	-	-	-	-	-	-	1,328	1,328
Valuation adjustment of pension, net of tax of $(876)	-	-	-	-	-	-	1,337	1,337
Comprehensive income	-	-	-	-	-	-	-	225,189
Purchases of common shares	(10,686)	-	10,686	(350,823)	-	-	-	(350,823)
Exercise of stock options	1,808	-	(1,808)	42,285	(9,773)	-	-	32,512
Restricted shares vested	847	-	(847)	20,437	(20,437)	-	-	-
Net tax benefit from share-based awards	-	-	-	-	13,779	-	-	13,779
Share activity related to deferred compensation plan	3	-	(3)	13	83	-	-	96
Share-based employee compensation expense	-	-	-	-	24,628	-	-	24,628
Balance - January 29, 2011	73,894	$1,175	43,601	$(1,079,130)	$523,341	$1,511,877	$(10,470)	$946,793

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2010	2009	2008
Operating activities:
Net income	$222,524	$200,369	$151,547
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expense	74,041	71,501	73,787
Deferred income taxes	20,485	18,014	13,518
KB Toys matters	-	409	3,119
Non-cash share-based compensation expense	24,628	20,275	15,456
Non-cash impairment charges	18	358	137
Loss on disposition of property and equipment	639	1,072	1,626
Gain on sale of real estate	-	(12,964)	-
Pension	4,479	(5,193)	(8,734)
Change in assets and liabilities:
Inventories	(30,809)	5,279	11,326
Accounts payable	(7,045)	73,889	(24,299)
Current income taxes	(1,736)	(4,359)	(12,362)
Other current assets	(5,250)	(2,177)	(1,258)
Other current liabilities	(5,816)	18,064	(9,590)
Other assets	(2,988)	(5,285)	1,595
Other liabilities	22,087	12,774	(4,805)
Net cash provided by operating activities	315,257	392,026	211,063
Investing activities:
Capital expenditures	(107,563)	(78,708)	(88,735)
Cash proceeds from sale of property and equipment	1,301	861	550
Deposit in restricted account	(8,000)	-	-
Other	(290)	(90)	(7)
Net cash used in investing activities	(114,552)	(77,937)	(88,192)
Financing activities:
Net payments of borrowings under bank credit facility	-	(61,700)	(102,000)
Payment of capital lease obligations	(2,463)	(2,612)	(1,523)
Proceeds from the exercise of stock options	32,512	4,931	10,860
Excess tax benefit from share-based awards	13,779	1,568	4,590
Payment for treasury shares acquired	(350,823)	(1,849)	(37,508)
Deferred bank credit facility fees paid	-	(5,579)	-
Other	96	112	352
Net cash used in financing activities	(306,899)	(65,129)	(125,229)
Increase (decrease) in cash and cash equivalents	(106,194)	248,960	(2,358)
Cash and cash equivalents:
Beginning of year	283,733	34,773	37,131
End of year	$177,539	$283,733	$34,773

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$830	$277	$5,568
Cash paid for income taxes, excluding impact of refunds	$100,973	$105,961	$92,433
Non-cash activity:
Assets acquired under capital leases	$-	$-	$5,525
Accrued property and equipment	$9,449	$3,901	$3,588

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are the nation's largest broadline closeout retailer. At January 29, 2011, we operated a total of 1,398 stores in 48 states. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Basis of Presentation
The consolidated financial statements include Big Lots, Inc. and all of its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all of our accounts. We consolidate all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Fiscal Year
We follow the concept of a 52-53 week fiscal year, which ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. 2010 was comprised of the 52 weeks that began on January 31, 2010 and ended January 29, 2011. 2009 was comprised of the 52 weeks that began on February 1, 2009 and ended on January 30, 2010. 2008 was comprised of the 52 weeks that began on February 3, 2008 and ended on January 31, 2009.

Segment Reporting
We manage our business based on one segment, broadline closeout retailing. At the end of 2010, 2009, and 2008, all of our operations were located within the United States of America.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds and variable rate demand notes, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days, and at January 29, 2011 and January 30, 2010, totaled $29.4 million and $24.0 million, respectively.

Restricted Cash
On July 1, 2010, we deposited $8.0 million in a restricted cash account. The restricted cash serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with self-insurance, as discussed in note 10. The cash is on deposit with our insurance carrier. At January 29, 2011, the $8.0 million in the restricted account is classified as noncurrent in other assets.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of January 29, 2011 or January 30, 2010.

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

We record a reduction to inventories and charge to cost of sales for any excess or obsolete inventory. The excess or obsolete inventory is estimated based on a review of our aged inventory and takes into account any items that have already received a cost reduction as a result of the permanent markdown process discussed above. We estimate the reduction for excess or obsolete inventory based on historical sales trends, age and quantity of product on hand, and anticipated future sales.

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

Property and Equipment - Net
Depreciation and amortization expense of property and equipment are recorded on a straight-line basis using estimated service lives. The estimated service lives of our property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 years
Store fixtures and equipment	5 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	5 years
Computer software costs	5 - 8 years
Company vehicles	3 years

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because the majority of our leasehold improvements are placed in service at the time we open a store and the majority of our leases have an initial term of five years, we estimate the useful life of leasehold improvements at five years. This amortization period is consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term.

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

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net. In order to determine if impairment indicators are present for store property and equipment, we review historical operating results at the store level on an annual basis, or when other impairment indicators are present. Generally, all other property and equipment is reviewed for impairment at the enterprise level. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using readily available market information for similar assets.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets.

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

Pension
Effective in 2008, we adopted guidance under ASC 715, Compensation – Retirement Benefits (which replaced SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans). This guidance requires us to measure defined benefit plan assets and obligations as of the date of our year-end consolidated balance sheet. Previously, our Pension Plan and Supplemental Pension Plan each had a measurement date of December 31. Switching to the new measurement date required one-time adjustments of $0.1 million to retained earnings and less than $0.1 million to accumulated other comprehensive income in 2008 per the transition guidance.

Pension assumptions are evaluated each year. Actuarial valuations are used to calculate the estimated expenses and obligations related to our pension plans. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption for the expected long-term rate of return is primarily based on our expectation of a long-term, prospective rate of return.

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

Commitments and Contingencies
We are subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, we estimate the likelihood and amount of any potential obligation, where it is possible to do so, using management’s judgment. Management used various internal and external specialists to assist in the estimating process. We accrue, if material, a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to our consolidated financial statements and no accrual is made.

Revenue Recognition
We recognize sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and estimated returns and exclude any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue from gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2010, 2009, and 2008, we recognized in net sales on our consolidated statements of operations breakage of $0.7 million, $0.6 million, and $0.4 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $154.3 million, $158.4 million, and $181.2 million for 2010, 2009, and 2008, respectively.

Rent Expense
Rent expense is recognized over the term of the lease and is included in selling and administrative expenses. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction or set-up period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred incentive rent. We also receive tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.

Our leases generally obligate us for our applicable portion of real estate taxes, common area maintenance (“CAM”), and property insurance that has been incurred by the landlord with respect to the leased property. We maintain accruals for our estimated applicable portion of real estate taxes, CAM, and property insurance incurred but not settled at each reporting date. We estimate these accruals based on historical payments made and take into account any known trends. Inherent in these estimates is the risk that actual costs incurred by landlords and the resulting payments by us may be higher or lower than the amounts we have recorded on our books.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of print, television, internet, and in-store point-of-purchase materials, and are included in selling and administrative expenses. Advertising expenses were $92.0 million, $96.2 million, and $102.3 million for 2010, 2009, and 2008, respectively.

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

Recently Adopted Accounting Standards

Fair Value
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amended ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation-Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU was effective for us in the first fiscal quarter of 2010 and did not have a material effect on our financial condition, results of operations, or liquidity.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT – NET
Property and equipment – net consist of:

	January 29, 2011	January 30, 2010
(In thousands)
Land and land improvements	$45,104	$44,818
Buildings and leasehold improvements	734,578	698,988
Fixtures and equipment	605,492	635,377
Computer software costs	84,738	68,175
Transportation equipment	21,652	29,192
Construction-in-progress	20,592	28,563
Property and equipment - cost	1,512,156	1,505,113
Less accumulated depreciation and amortization	987,250	1,013,857
Property and equipment - net	$524,906	$491,256

Property and equipment - cost includes $7.3 million and $7.8 million at January 29, 2011 and January 30, 2010, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $5.2 million and $4.3 million at January 29, 2011 and January 30, 2010, respectively, related to capital leases.

During 2010, we invested $107.6 million of cash in capital expenditures and we recorded $78.6 million of depreciation expense. Additionally, in the fourth quarter of 2010, we completed a review of assets located in our stores, which resulted in the retirement of fixtures and equipment that were no longer in-use and had a net book value of less than $0.1 million. The assets that were retired had a gross cost and accumulated depreciation of $80.8 million.

We incurred less than $0.1 million, $0.4 million, and $0.1 million in asset impairment charges in 2010, 2009, and 2008, respectively. These charges principally related to the write-down of long-lived assets at one, four, and six stores identified as part of our annual store impairment review in 2010, 2009, and 2008, respectively. Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows in each of the past two years (on a rolling basis). For each store with two years of negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. The fair value of store assets is estimated based on information available in the marketplace for similar assets.

NOTE 3 - BANK CREDIT FACILITY
On April 28, 2009, we entered into the 2009 Credit Agreement, a $500 million three-year unsecured credit facility. The 2009 Credit Agreement replaced our 2004 Credit Agreement, a $500 million five-year unsecured credit facility we entered into on October 29, 2004. The 2004 Credit Agreement was scheduled to expire on October 28, 2009, but was terminated concurrently with the 2009 Credit Agreement becoming effective on April 28, 2009. We did not incur any material early termination penalties in connection with the termination of the 2004 Credit Agreement.

The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement. Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The 2009 Credit Agreement includes a $150 million letter of credit sublimit and a $30 million swing loan sublimit. At January 29, 2011, $49.8 million was committed to outstanding letters of credit. The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating. The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2009 Credit Agreement. The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement. At January 29, 2011, we were in compliance with the covenants of the 2009 Credit Agreement.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS
In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $19.2 million and $16.2 million at January 29, 2011 and January 30, 2010, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $60.3 million and $123.0 million at January 29, 2011 and January 30, 2010, respectively, stated at cost, which approximates fair value.

At January 29, 2011 and January 30, 2010, cash and cash equivalents carried at fair value was comprised of the following:

	January 29, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$40,800	$40,800	$-	$-
Variable rate demand notes	25,000	-	25,000	-
Total	$65,800	$40,800	$25,000	$-

	January 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$76,350	$76,350	$-	$-
Variable rate demand notes	56,152	-	56,152	-
Total	$132,502	$76,350	$56,152	$-

Variable rate demand notes are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution. Also, variable rate demand notes can be tendered for sale upon notice (generally no longer than seven days) to the original issuer, at par plus accrued interest.

NOTE 5 - LEASES
Leased property consisted primarily of 1,344 of our retail stores, 0.5 million square feet of warehouse space, and certain transportation equipment, and information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

	2010	2009	2008
(In thousands)
Minimum leases	$261,197	$254,054	$236,865
Contingent leases	587	313	491
Total rent expense	$261,784	$254,367	$237,356

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at January 29, 2011, were as follows:

Fiscal Year
(In thousands)
2011	$205,552
2012	175,142
2013	142,798
2014	100,466
2015	59,168
Thereafter	68,585
Total leases	$751,711

We have obligations for capital leases for office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at January 29, 2011, were as follows:

Fiscal Year
(In thousands)
2011	$1,377
2012	629
2013	266
2014	-
2015	-
Thereafter	-
Total lease payments	$2,272
Less amount to discount to present value	(149)
Capital lease obligation per balance sheet	$2,123

NOTE 6 - SHAREHOLDERS’ EQUITY
Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options and non-vested restricted stock awards. At the end of 2010, 2009, and 2008, stock options outstanding of 0.9 million, 2.9 million, and 2.0 million, respectively, were excluded from the diluted share calculation because their impact was antidilutive. Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The number of shares of non-vested restricted stock that were antidilutive, as determined under the treasury stock method, is immaterial for all years presented.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

	2010	2009	2008
(In thousands)
Weighted-average common shares outstanding:
Basic	77,596	81,619	81,111
Dilutive effect of stock options and restricted common shares	985	1,062	965
Diluted	78,581	82,681	82,076

Share Repurchase Program

In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares. On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”).

On March 10, 2010, we used $150.0 million of the authorization under the 2010 Repurchase Program to execute the ASR which reduced our common shares outstanding by 3.6 million. The ASR called for the total number of shares repurchased thereunder to be determined at final settlement of the transaction based upon the volume-weighted average price of our common shares over a predetermined period. The ASR was scheduled to be completed no later than January 26, 2011, but the counterparty had the option to accelerate the completion date. The counterparty exercised its acceleration option and the ASR settled on December 30, 2010. On settlement, we received approximately 0.9 million additional common shares from the counterparty, bringing the total shares acquired as a result of the ASR to 4.5 million common shares at a weighted average cost of $33.51 per share. Additionally, with the completion of the ASR, the contractual restriction preventing us from declaring a dividend lapsed.

In addition to the ASR, during 2010, we acquired approximately 6.0 million of our outstanding common shares for $192.2 million through opportunistic repurchases under the 2010 Repurchase Program. Our total share repurchases under the 2010 Repurchase Program, including both the ASR and opportunistic repurchases, were 10.5 million of our outstanding common shares for $342.2 million in 2010, at an average purchase price of $32.74.

Our remaining repurchase authorization under the 2010 Repurchase Program was approximately $57.8 million at January 29, 2011, and is available to be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2010 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes. The 2010 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on our 2009 Credit Agreement.

NOTE 7 – SHARE-BASED PLANS
Our shareholders initially approved our existing equity compensation plan, the Big Lots 2005 Long-Term Incentive Plan (“2005 Incentive Plan”) in May 2005, approved an amendment in May 2008, and amended and restated the 2005 Incentive Plan effective May 27, 2010. The 2005 Incentive Plan authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, performance units, and stock appreciation rights. We have not issued incentive stock options, restricted stock units, performance units, or stock appreciation rights under the 2005 Incentive Plan. The number of common shares available for issuance under the 2005 Incentive Plan consists of: 1) an initial allocation of 1,250,000 common shares; 2) 2,001,142 common shares, the number of common shares that were available under the predecessor Big Lots, Inc. 1996 Performance Incentive Plan (“1996 Incentive Plan”) upon its expiration; 3) 2,100,000 common shares approved by our shareholders in May 2008; and 4) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 Incentive Plan is in effect. The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2005 Incentive Plan, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2005 Incentive Plan, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: 1) the seven year term set by the Committee; or 2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

In addition to the 2005 Incentive Plan, we previously maintained the Big Lots Director Stock Option Plan ("Director Stock Option Plan") for non-employee directors. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each non-employee director of an option to acquire 10,000 of our common shares became fully exercisable over a three-year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: 1) 10 years plus one month; 2) one year following death or disability; or 3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 Incentive Plan in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2008 or 2009, but did, as discussed below, receive restricted stock awards under the 2005 Incentive Plan.

Share-based compensation expense was $24.6 million, $20.3 million, and $15.5 million in 2010, 2009, and 2008, respectively. We use a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The weighted-average fair value of options granted and assumptions used in the option pricing model for each of the respective periods were as follows:

	2010	2009	2008
Weighted-average fair value of options granted	$13.64	$7.89	$8.74
Risk-free interest rates	2.2%	1.7%	2.2%
Expected life (years)	4.2	4.3	4.3
Expected volatility	45.6%	56.0%	48.8%
Expected annual forfeiture	1.5%	1.5%	3.0%

The following table summarizes information about our stock options outstanding and exercisable at January 29, 2011:

Range of Prices		Options Outstanding			Options Exercisable
Greater	Less Than	Options	Weighted-Average	Weighted-Average	Options	Weighted-Average
Than	or Equal to	Outstanding	Remaining Life (Years)	Exercise Price	Exercisable	Exercise Price
$-	$10.00	5,000	0.7	$10.00	5,000	$10.00
10.01	20.00	1,371,633	4.2	16.11	704,132	14.83
20.01	30.00	1,229,550	3.8	25.18	553,800	26.85
30.01	40.00	962,500	6.1	35.82	7,500	31.05
$40.01	$50.00	10,000	6.2	41.14	-	-
		3,578,683	4.6	$24.59	1,270,432	$20.14

A summary of the annual stock option activity for fiscal years 2008, 2009, and 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	Per Share	Term (Years)	(000's)
Outstanding at February 2, 2008	4,124,470	$19.20
Granted	985,000	21.45
Exercised	(787,712)	13.79
Forfeited	(361,190)	34.77
Outstanding at January 31, 2009	3,960,568	19.42
Granted	967,500	17.62
Exercised	(361,560)	13.64
Forfeited	(69,875)	21.80
Outstanding at January 30, 2010	4,496,633	19.46
Granted	997,500	35.92
Exercised	(1,807,850)	17.98
Forfeited	(107,600)	26.10
Outstanding at January 29, 2011	3,578,683	$24.59	4.6	$29,827
Vested and expected to vest at January 29, 2011	3,477,441	$24.54	4.6	$29,121
Exercisable at January 29, 2011	1,270,432	$20.14	3.5	$14,834

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the nonvested restricted stock activity for fiscal years 2008, 2009, and 2010 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Outstanding restricted stock awards at February 2, 2008	320,900	$28.72
Granted	408,000	21.84
Vested	(1,800)	26.43
Forfeited	(10,825)	28.76
Outstanding restricted stock awards at January 31, 2009	716,275	24.81
Granted	471,688	17.91
Vested	(327,675)	28.85
Forfeited	(10,800)	20.50
Outstanding restricted stock awards at January 30, 2010	849,488	19.48
Granted	507,684	35.88
Vested	(847,688)	19.46
Forfeited	(5,700)	33.44
Outstanding restricted stock awards at January 29, 2011	503,784	$35.88

The nonvested restricted stock awards granted to employees in 2010 (other than to Mr. Fishman), 2009, and 2008 vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The nonvested restricted stock award granted to Mr. Fishman in 2010 vests if we achieve a corporate financial goal for 2010 and he is employed by us on the anniversary of the grant date of the award. If either of the conditions is not achieved, the restricted stock award is forfeited. If both of the conditions are achieved, Mr. Fishman’s 2010 restricted stock will vest after we file this Form 10-K with the SEC.

On the grant date of the 2008 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second fiscal quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.8 million of incremental expense in 2008. In the fourth fiscal quarter of 2008, we changed the estimated achievement date for the higher financial performance objective from two years to three years due to our declining net sales results which were in part due to the general economic conditions in the United States. In the third fiscal quarter of 2009, we changed the estimated achievement date for the higher financial performance objective for the restricted stock awards granted during 2008 from three years to two years. Based on our 2009 results, we achieved the higher financial performance objective for restricted stock awards granted in 2008, and accordingly these awards vested on the trading date following the filing of the 2009 Form 10-K. As a result of this change, we recorded incremental expense of $0.5 million and $1.3 million in the third and fourth fiscal quarters of 2009, respectively, and $0.7 million in the first fiscal quarter of 2010.

On the grant date of the 2009 awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the third fiscal quarter of 2009, we changed the estimated achievement date for the higher financial performance objective from three years to two years due to better operating results than initially anticipated, resulting in $0.1 million of incremental expense in the third fiscal quarter of 2009. In the fourth fiscal quarter of 2009, we changed the estimated achievement date for the higher financial performance objective from two years to one year due to better operating results than initially anticipated, and accordingly these awards vested on the trading date following the filing of the 2009 Form 10-K. As a result of this change, we recorded incremental expense of $3.2 million in the fourth fiscal quarter of 2009 and $1.8 million in the first fiscal quarter of 2010.

On the grant date of the 2010 awards, we estimated a two-year period for vesting based on the assumed achievement of the higher financial performance objective. Based on projected results, we continue to utilize our original estimate of a two-year period for vesting.

In 2010, we granted to each of the non-employee members of our Board of Directors restricted stock awards having a fair value on the grant date of approximately $95,000. In 2009 and 2008, we granted to each of the non-employee members of our Board of Directors restricted stock awards having a fair value on the grant date of approximately $75,000. These awards vest on the earlier of 1) the trading day immediately preceding the next annual meeting of our shareholders; or 2) the death or disability of the grantee. However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

During 2010, 2009, and 2008, the following activity occurred under our share-based compensation plans:

	2010	2009	2008
(In thousands)
Total intrinsic value of stock options exercised	$32,537	$5,079	$13,510
Total fair value of restricted stock vested	$31,150	$6,954	$37

The total unearned compensation cost related to share-based awards outstanding at January 29, 2011, was approximately $22.1 million. This compensation cost is expected to be recognized through December 2014 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 1.5 years from January 29, 2011.

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

The components of net periodic pension expense were comprised of the following:

	2010	2009	2008
(In thousands)
Service cost - benefits earned in the period	$2,433	$2,261	$2,438
Interest cost on projected benefit obligation	3,254	3,726	3,332
Expected investment return on plan assets	(4,249)	(3,172)	(3,963)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	2,217	2,691	824
Settlement loss	1,785	175	-
Net periodic pension expense	$5,419	$5,660	$2,610

In 2010 and 2009, we incurred pretax non-cash settlement charges of $1.8 million and $0.2 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year.

Weighted-average assumptions used to determine net periodic pension expense were:

	2010	2009	2008
Discount rate	5.7%	7.3%	6.5%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Expected long-term rate of return	8.0%	8.0%	8.5%
Measurement date for plan assets and benefit obligations	01/30/10	01/31/09	12/31/07

Weighted-average assumptions used to determine benefit obligations were:

	2010	2009
Discount rate	5.7%	5.7%
Rate of increase in compensation levels	3.9%	3.5%
Measurement date for plan assets and benefit obligations	01/29/11	01/30/10

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$59,526	$53,600
Service cost	2,433	2,261
Interest cost	3,254	3,726
Benefits and settlements paid	(7,135)	(6,165)
Actuarial loss (gain)	4,476	6,104
Projected benefit obligation at end of year	$62,554	$59,526

Change in plan assets:
Fair market value at beginning of year	$56,865	$42,297
Actual return on plan assets	9,153	9,979
Employer contributions	1,093	10,754
Benefits and settlements paid	(7,135)	(6,165)
Fair market value at end of year	$59,976	$56,865

Under funded and net amount recognized	$(2,578)	$(2,661)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$3,884	$3,383
Current liabilities	(623)	(383)
Noncurrent liabilities	(5,839)	(5,661)
Net amount recognized	$(2,578)	$(2,661)

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

	2010	2009
(In thousands)
Unrecognized transition obligation	$(39)	$(52)
Unrecognized past service credit	159	193
Unrecognized actuarial loss	(17,476)	(21,906)
Accumulated other comprehensive loss, pretax	$(17,356)	$(21,765)

We expect to reclassify $1.4 million of the actuarial loss along with immaterial amounts of transition obligation and past service credit into net periodic pension expense during 2011.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at January 29, 2011 and January 30, 2010:

	Pension Plan		Supplemental Pension Plan
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
(In thousands)
Projected benefit obligation	$56,092	$53,482	$6,462	$6,044
Accumulated benefit obligation	49,127	47,851	4,750	4,622
Fair market value of plan assets	$59,976	$56,865	$-	$-

We elected not to make a discretionary contribution to the Pension Plan in 2010, while we elected to make $10.0 million of discretionary contributions to the Pension Plan in 2009 to increase the funded level. Our funding policy of the Pension Plan is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than the minimum required by applicable regulations. Currently, we expect no required contributions to the Pension Plan during 2011, however discretionary contributions could be made depending upon further analysis.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year
(In thousands)
2011	$5,715
2012	6,131
2013	5,877
2014	5,945
2015	6,146
2016 - 2020	$29,883

Our overall investment strategy is to maximize income and capital appreciation while also protecting the funded status of the Pension Plan. In order to determine the appropriate asset allocation and investment strategy, an actuarial review of the plan’s expected future distributions is completed. Based upon this review, an allocation to cash and fixed income is determined based upon the present value of near and mid-term estimated distributions. The remainder of the assets are allocated toward longer term growth and invested primarily in the equity markets. Changing market cycles require flexibility in asset allocation to allow movement of capital within the asset classes for purposes of increasing investment return and/or reducing risk. Accordingly, the targeted allocation ranges for plan assets are 39% - 64% equity securities, 23% - 61% fixed income securities, and up to 38% cash and cash equivalents. The actual portfolio weightings may differ from targeted ranges due to market appreciation or depreciation but will be re-balanced annually at a minimum. All assets must have readily ascertainable market values and be easily marketable.

Equity securities primarily include investments in companies of various sizes from diverse industries. Investments in mutual funds are managed under and in tandem with the same investment objectives as individual equity securities and consist of diverse funds focused on sub-categories including, but not limited to, company size, investment strategies such as value, growth and blends, international versus domestic and specific industry exposures. As permitted by our pension investment policy, equity securities may include our common shares. At January 29, 2011 and January 30, 2010, the Pension Plan owned 1,081 and 961 of our common shares, respectively.

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

The investment managers have the discretion to invest within sub-classes of assets, such as those noted above as well as manage duration exposure as they feel appropriate given current or expected market conditions. They additionally have the authority to invest in financial futures contracts and financial options contracts for the purposes of implementing hedging strategies. There were no futures contracts owned by the Pension Plan at January 29, 2011 or January 30, 2010. The return expectation is to outperform a benchmark constructed in a manner that reflects the portfolio’s risk and return objectives. Currently that benchmark is made up of the Morningstar Average Asset Allocation Fund and the following indices: Barclay’s Intermediate Aggregate, S&P 500 Index, Russell 1000, Russell 2000, MSCI EAFE, and Wilshire REIT. Investment results are compared to market performance metrics on a quarterly basis.

The fair value of our Pension Plan assets at January 29, 2011 and January 30, 2010 by asset category was comprised of the following:

	January 29, 2011				January 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1,328	$1,328	$-	$-	$6,620	$6,620	$-	$-

Equity Securities
Consumer Discretionary	645	645	-	-	703	703	-	-
Consumer Staples	156	156	-	-	115	115	-	-
Energy	249	249	-	-	104	104	-	-
Financial	399	399	-	-	380	380	-	-
Health Care	172	172	-	-	139	139	-	-
Industrials	550	550	-	-	264	264	-	-
Information Technology	565	565	-	-	421	421	-	-
Materials	235	235	-	-	313	313	-	-
Telecommunication Services	73	73	-	-	75	75	-	-
Utilities	305	305	-	-	214	214	-	-

Mutual Funds (a)
Diversified Emerging Markets	2,641	2,641	-	-	1,214	1,214	-	-
Inflation-Protected Bond	-	-	-	-	51	51	-	-
Intermediate-Term Bond	-	-	-	-	307	307	-	-
International Large Blend	2,824	2,824	-	-	2,494	2,494	-	-
International Large Value	-	-	-	-	1	1	-	-
Large Blend	7,797	7,797	-	-	10,290	10,290	-	-
Large Growth	5,857	5,857	-	-	2,189	2,189	-	-
Large Value	4,731	4,731	-	-	3,643	3,643	-	-
Long-Term Bond	-	-	-	-	187	187	-	-
Mid-Cap Blend	-	-	-	-	2,456	2,456	-	-
Mid-Cap Growth	2,920	2,920	-		-	-	-	-
Mid-Cap Value	1,942	1,942	-	-	1,629	1,629	-	-
Real Estate	3,410	3,410	-	-	2,521	2,521	-	-
Short-Term Bond	-	-	-	-	301	301	-	-
Short-Term Government	-	-	-	-	151	151	-	-
Small Blend	5,466	5,466	-	-	2,495	2,495	-	-
Small Value	-	-	-	-	864	864	-	-
Small-Cap Blend	-	-	-	-	949	949	-	-
World Allocation	-	-	-	-	985	985	-	-

Fixed Income Securities
U.S. Government	8,774	3,264	5,510	-	7,744	1,602	6,142	-
Corporate (b)	8,937	-	8,937	-	7,046	-	7,046	-

Total	$59,976	$45,529	$14,447	$-	$56,865	$43,677	$13,188	$-

(a)	Mutual funds are listed by their respective investment strategy as classified by Morningstar Inc.
(b)	This category represents investment grade bonds of corporate issuers from diverse industries.

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2010, 2009, and 2008, we expensed $5.6 million, $5.6 million, and $5.4 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $20.2 million and $17.1 million at January 29, 2011 and January 30, 2010, respectively.

NOTE 9 - INCOME TAXES
The provision for income taxes from continuing operations was comprised of the following:

	2010	2009	2008
(In thousands)
Federal - current	$95,124	$91,083	$71,619
State and local - current	17,326	11,890	9,771
Federal - deferred	20,876	15,176	10,189
State and local - deferred	(489)	3,826	3,329
Income tax provision	$132,837	$121,975	$94,908

Net deferred tax assets fluctuated by items that are not reflected in deferred expense above. The fluctuations in net deferred tax assets related to discontinued operations deferred income tax expense were $0.1 million decrease, $0.5 million increase, and $2.0 million increase for 2010, 2009, and 2008, respectively. Fluctuations related principally to pension–related charges recorded in accumulated other comprehensive income were $1.7 million decrease, $1.4 million decrease, and $5.8 million increase for 2010, 2009, and 2008, respectively.

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.1	3.2	3.4
Work opportunity tax and other employment tax credits	(0.3)	(0.5)	(0.6)
Net benefit recognized for prior year tax uncertainties	(0.3)	0.0	(0.2)
Valuation allowance	-	(0.4)	0.4
Other, net	(0.1)	0.4	-
Effective income tax rate	37.4%	37.7%	38.0%

Income tax payments and refunds were as follows:

	2010	2009	2008
(In thousands)
Income taxes paid	$100,973	$105,961	$92,433
Income taxes refunded	(837)	(694)	(3,324)
Net income taxes paid	$100,136	$105,267	$89,109

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

	January 29, 2011	January 30, 2010
(In thousands)
Deferred tax assets:
Compensation related	$29,663	$29,770
Workers’ compensation and other insurance reserves	28,437	27,903
Uniform inventory capitalization	21,702	20,989
Depreciation and fixed asset basis differences	19,862	21,552
Accrued rent	17,755	11,549
Accrued state taxes	8,327	8,374
State tax credits, net of federal tax benefit	2,830	527
Accrued operating liabilities	1,721	2,684
State tax net operating losses, net of federal tax benefit	1,171	1,046
Pension plans	1,049	1,034
KB store lease and other discontinued operations contingencies	1,409	1,899
Other	23,008	21,212
Valuation allowances - primarily unrealized state tax credits	(1,382)	-
Total deferred tax assets	155,552	148,539
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	58,693	39,567
Lease construction reimbursements	12,701	11,339
Compensation related	8,101	-
Prepaid expenses	5,699	5,409
Other	13,440	13,076
Total deferred tax liabilities	98,634	69,391
Net deferred tax assets	$56,918	$79,148

Net deferred tax assets are shown separately on our consolidated balance sheets as current and non-current deferred income taxes. The following table summarizes net deferred income tax assets from the consolidated balance sheets:

	January 29, 2011	January 30, 2010
(In thousands)
Current deferred income taxes	$50,252	$51,012
Noncurrent deferred income taxes	6,666	28,136
Net deferred tax assets	$56,918	$79,148

We have the following income tax loss and credit carryforwards at January 29, 2011 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
State and local:
State net operating loss carryforwards	$1,877	Expires fiscal years 2014 through 2025
California enterprise zone credits	4,063	No expiration date
Texas business loss credits	292	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$6,232

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options and the vesting of restricted stock. Tax benefits of $13.8 million, $0.6 million, and $4.6 million in 2010, 2009, and 2008, respectively, were credited directly to shareholders’ equity related to share-based compensation deductions in excess of expense recognized for these awards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2010, 2009, and 2008:

	2010	2009	2008
(In thousands)
Unrecognized tax benefits - opening balance	$35,824	$34,729	$37,158
Gross increases - tax positions in current year	1,127	11,757	9,094
Gross increases - tax positions in prior period	1,237	5,556	1,611
Gross decreases - tax positions in prior period	(1,190)	(4,101)	(4,617)
Settlements	(9,121)	(11,944)	(7,147)
Lapse of statute of limitations	(627)	(173)	(1,370)
Unrecognized tax benefits - end of year	$27,250	$35,824	$34,729

At the end of 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $20.1 million and $19.8 million, respectively, after considering the federal tax benefit of state and local income taxes of $5.3 million and $5.2 million respectively. Unrecognized tax benefits of $1.9 million and $10.8 million, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period. Included in the $27.3 million in 2010 is $9.1 million of unrecognized tax benefits primarily related to our claims for welfare to work and work opportunity tax credits. Due to a recent unfavorable U.S. Court of Appeals for the Federal Circuit decision against a similarly situated taxpayer, we expect the rights with respect to our claims with the Internal Revenue Service to lapse; however, because these tax benefits were unrecognized, the lapse will have no effect on income tax expense.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(1.9) million, $(0.5) million, and $0.8 million during 2010, 2009, and 2008, respectively, as a component of income tax expense. The amount of accrued interest and penalties recorded in the accompanying consolidated balance sheets at the end of 2010 and 2009 was $6.4 million and $8.3 million, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2007 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2007, although state income tax carryforward attributes generated prior to 2007 may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 29, 2011 based on 1) anticipated positions to be taken in the next 12 months, 2) expected cash and non-cash settlements, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated reasonably possible net decrease in unrecognized tax benefits for the next 12 months is approximately $16 million. Actual results may differ materially from this estimate.

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

In June 2010, a civil collective action complaint was filed against us in the United States District Court for the Northern District of Illinois, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Gromek matter”). The plaintiffs sought to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, interest, attorneys’ fees and costs. We answered the plaintiffs’ complaint on August 12, 2010. On October 15, 2010, the plaintiffs filed a motion requesting that the Court 1) conditionally certify a class of then-current and former assistant store managers employed during the prior three years, excluding those employed in California or New York, and 2) authorize the plaintiffs to send a notice of this lawsuit to those putative class members to allow them to join this lawsuit. We have opposed the plaintiffs’ motion. On December 17, 2010, the Court denied the plaintiffs’ motion. On February 11, 2011, we filed a motion to sever the plaintiffs’ claims and transfer those claims to various venues around the country. On February 22, 2011, the Court denied our motion without prejudice and granted limited discovery. We are in the preliminary stages of discovery. The Gromek matter is similar in nature to the Louisiana matter. We cannot make a determination as to the probability of a loss contingency resulting from the Gromek matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”). In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York. The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs. On January 21, 2010, a stipulation was filed and order rendered limiting this action to current and former assistant store managers working in our New York stores. On March 2, 2010, plaintiff filed a motion for conditional class certification under federal law, class certification under state law and class notice. On May 14, we filed a memorandum in opposition to plaintiff’s motion. On January 20, 2011, the Magistrate Judge issued a recommendation that the Court deny the plaintiff’s motion. The plaintiff objected the Magistrate Judge’s recommendation, we responded in opposition to the plaintiff’s objection, and we await the Court’s ruling. We intend to vigorously defend ourselves against the allegations levied in this lawsuit. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any; however, we currently believe that such claims asserted in the New York matter, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter"). The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. On October 29, 2009, the Court denied, with prejudice, plaintiffs’ class certification motion. On January 21, 2010, the plaintiffs filed a Notice of Appeal, and the parties will have an opportunity to brief their respective positions in the coming months. On December 2, 2010, the California Court of Appeals notified the parties that the case was fully briefed and that a hearing for oral argument will be scheduled. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter"). The plaintiffs seek to recover damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys’ fees and costs. In August 2010, the five plaintiffs named in the original complaint, which sought to recover damages on their own behalf and on behalf of all other individuals who were similarly situated, filed an amended complaint that removed the class and representative allegations and asserted only individual actions. We have answered the amended complaint and are in the preliminary stages of discovery. The Avitia matter is related to and overlaps the Seals matter. We cannot make a determination as to the probability of a loss contingency resulting from the Avitia matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, we currently believe the Avitia matter will be resolved without a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”). The first was filed in the Superior Court of California, Orange County. This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County. The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs. We believed these two matters overlapped and we successfully consolidated the two cases before the United States District Court, Central District of California. We believe the remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter, which was settled in 2008. On August 25, 2009, the Court denied, without prejudice, the plaintiffs’ class certification motion. On April 21, 2010, the Court granted, with prejudice, our motion to deny class certification. Accordingly, the claims of one plaintiff remain before the Court. We cannot make a determination as to the probability of a loss contingency resulting from the Caron matters or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In June 2010, a representative enforcement action was filed against us in the Superior Court of California, Alameda County, alleging that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims (“Sample matter”). The plaintiff seeks to recover, on her behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from allegedly unpaid overtime, unpaid meal period premiums, unpaid rest period premiums, unpaid business expenses, non-payment of wages at termination, untimely payment of wages, noncompliant wage statements, failure to providing seating, and attorneys’ fees and costs. In July 2010, we answered the plaintiff’s complaint and filed a notice of removal to the United States District Court, Northern District of California. On August 25, 2010, the plaintiff filed a motion requesting that the United States District Court, Northern District of California remand this lawsuit to the Superior Court of California, Alameda County. We have opposed the plaintiff’s motion to remand. On November 30, 2010, the United States District Court, Northern District of California granted the plaintiff’s motion to remand the Sample matter to the Superior Court of California, Alameda County. We are in the preliminary stages of discovery. The Sample matter is similar in nature to the actions comprising the Caron matters. We cannot make a determination as to the probability of a loss contingency resulting from the Sample matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter"). The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We have filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor. We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings. Oral arguments in the appeal of the State Court’s decision were heard on June 22, 2010. On November 3, 2010, the Fourth Court of Appeals District of Texas affirmed the state court ruling. On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff’s motion to reconsider the Federal Court’s order confirming that it granted summary judgment with prejudice. On April 6, 2010, the plaintiff appealed the Federal Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. Briefing has been completed for the Federal Court appeal and oral arguments have been scheduled for late April 2011. On November 3, 2010, the Texas Court of Appeals affirmed the State Court’s decision. On December 17, 2010, we filed a petition for review with the Texas Supreme Court. We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $470.3 million, the entirety of which represents obligations due within one year of January 29, 2011. In addition, we have a purchase commitment for future inventory purchases totaling $108.8 million at January 29, 2011. We paid $29.7 million, 28.9 million, and $31.5 million related to this commitment during 2010, 2009, and 2008, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $291.6 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 11 – DISCONTINUED OPERATIONS
Our discontinued operations for 2010, 2009, and 2008, were comprised of the following:

	2010	2009	2008
(In thousands)
Closed stores	$81	$(48)	$(439)
KB Toys matters	(118)	(1,609)	(4,928)
Total income (loss) from discontinued operations, pretax	$(37)	$(1,657)	$(5,367)

Closed Stores
In 2005, we determined that the results of 130 stores closed in 2005 should be reported as discontinued operations for all periods presented. For 2010, 2009, and 2008, the closed stores’ operating income (loss) is comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms and accretion on the lease termination obligations of less than $0.1 million, $0.1 million, and $0.1 million, respectively. At fiscal yearend 2010, we had no accrued exit-related liabilities, as there were no remaining lease obligations related to the 130 stores. At fiscal yearend 2009 and 2008, we had accrued exit-related liabilities of $0.5 million and $0.9 million, respectively, as a result of the 130 store closures in 2005. The decrease in liabilities is due to payments of the exit-related amounts. Included in payments is sublease income of less than $0.1 million, $0.2 million, and $0.3 million in 2010, 2009, and 2008, respectively.

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

In the second fiscal quarter of 2007, we recorded a gain of $2.0 million, pretax in income (loss) from discontinued operations to reflect favorable settlements related to the KB-I Bankruptcy Lease Obligations. In the fourth fiscal quarter of 2007, we recorded approximately $8.8 million in income of the KB-I Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 2, 2008. We based this reversal on the following factors: 1) we had not received any new demand letters from landlords during 2007, 2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands, 3) the KB-I bankruptcy occurred more than four years prior to the end of 2007 and most of the lease rejections occurred more than three years prior to the end of 2007, and 4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

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

On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information provided to us by KB-II, we believe that we continue to have KB Lease Obligations with respect to 29 KB Toys stores (“KB-II Bankruptcy Lease Obligations”). In the fourth fiscal quarter of 2008, we recorded a charge in the amount of $5.0 million, pretax, in income (loss) from discontinued operations to reflect the estimated amount that we expect to pay for KB-II Bankruptcy Lease Obligations. We continue to believe that additional payments by us under the KB-I Bankruptcy Lease Obligations are remote and, therefore we have not recognized any charge or liability in 2008 related to these earlier lease rejections.

In the fourth fiscal quarter of 2009, we obtained an assignment of a lease for the former KB corporate office. We believe that our ability to find a subtenant for this location is remote. We recorded a charge of $1.2 million, pretax in income (loss) from discontinued operations primarily related to our remaining liability for the former KB corporate office. At fiscal year end 2010 and 2009, we had accrued in total for the KB-II Bankruptcy Lease Obligations and the KB corporate office lease obligation $3.6 million and $4.8 million, respectively.

NOTE 12 – SALES OF REAL ESTATE
In September 2006, to avoid litigation under the threat of eminent domain, we sold a company-owned and operated store in California for an approximate gain of $12.8 million. As part of the sale, we entered into a lease which permitted us to occupy and operate the store through January 2009 in exchange for $1 per year rent plus the cost of taxes, insurance, and common area maintenance. Subsequently, this lease was modified to allow us to occupy this space through September 2009 under substantially the same terms. Because of the favorable lease terms, we deferred recognition of the gain until we no longer held a continuing involvement in the property. As a result, the gain on the sale was deferred until the end of the lease and the net sales proceeds of approximately $13.3 million were recorded as a long-term real estate liability included in other liabilities on our consolidated balance sheet in prior years. In the third fiscal quarter of 2009, after attempts to further extend the lease term were unsuccessful, we closed the store, ending our continuing involvement with this property, and recognized a pretax gain on sale of real estate of $13.0 million.

NOTE 13 – BUSINESS SEGMENT DATA
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

The following table presents net sales data by category:

	2010	2009	2008
(In thousands)
Consumables	$1,452,783	$1,456,370	$1,410,383
Furniture	829,725	716,785	698,276
Home	783,860	717,744	713,103
Hardlines	699,678	677,790	646,563
Seasonal	642,220	591,321	585,025
Other	543,978	566,762	591,933
Net sales	$4,952,244	$4,726,772	$4,645,283

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized fiscal quarterly financial data for 2010 and 2009 is as follows:

Fiscal Year 2010	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,235,162	$1,142,309	$1,055,830	$1,518,943	$4,952,244
Gross margin	501,955	462,425	428,107	619,964	2,012,451
Income from continuing operations	55,998	38,779	17,745	110,025	222,547
Income (loss) from discontinued operations	(100)	98	(51)	30	(23)
Net income	55,898	38,877	17,694	110,055	222,524

Earnings per share - basic:
Continuing operations	0.69	0.49	0.24	1.48	2.87
Discontinued operations	-	-	-	-	-
	0.69	0.49	0.23	1.48	2.87
Earnings per share - diluted:
Continuing operations	0.68	0.48	0.23	1.46	2.83
Discontinued operations	-	-	-	-	-
	$0.68	$0.48	$0.23	$1.46	$2.83

Fiscal Year 2009	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,141,656	$1,086,567	$1,035,269	$1,463,280	$4,726,772
Gross margin	462,180	434,383	417,991	604,752	1,919,306
Income from continuing operations	36,310	28,616	30,256	106,188	201,370
Income (loss) from discontinued operations	(79)	(173)	73	(822)	(1,001)
Net income	36,231	28,443	30,329	105,366	200,369

Earnings per share - basic:
Continuing operations	0.45	0.35	0.37	1.30	2.47
Discontinued operations	-	-	-	(0.01)	(0.01)
	0.45	0.35	0.37	1.29	2.45
Earnings per share - diluted:
Continuing operations	0.44	0.35	0.37	1.28	2.44
Discontinued operations	-	-	-	(0.01)	(0.01)
	$0.44	$0.34	$0.37	$1.27	$2.42

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 29, 2011.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2011 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation
The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2011 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of January 29, 2011, relating to our equity compensation plans pursuant to which our common shares may be issued.

Number of securities
remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
	warrants, and rights (#)		warrants, and rights ($)	reflected in column (a)) (#)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,578,683	(1)(2)	24.59	3,040,345	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	3,578,683		24.59	3,040,345

(1)	Includes stock options granted under the 2005 Incentive Plan, the Director Stock Option Plan and the 1996 Incentive Plan. In addition, we had 503,784 shares of unvested restricted stock outstanding under the 2005 Incentive Plan.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
	2005 Incentive Plan	3,056,423
	Director Stock Option Plan	168,000
	1996 Incentive Plan	354,260

(3)	The common shares available for issuance under each shareholder-approved plan are as follows:
	2005 Incentive Plan	3,040,345
	Director Stock Option Plan	-
	1996 Incentive Plan	-

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

The information contained under the caption “Stock Ownership” in the 2011 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained under the caption “Governance – Determination of Director Independence” and “Governance – Related Person Transactions” in the 2011 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services
The information contained under the captions “Audit Committee Disclosure – Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure – Fees Paid to Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, with respect to the Audit Committee’s pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(a) Documents filed as part of this report:

All other financial statements not listed in the preceding index are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the consolidated financial statements or notes thereto.

(2) Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or because the information required to be set forth therein either was not material or is included in the consolidated financial statements or notes thereto.

(3) Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.35 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).

3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).

3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010).

3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).

4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).

10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8 dated June 29, 2001).

10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective May 18, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).

10.3	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008 (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 3, 2008).

10.4	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).

10.5	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011).

10.6	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009).

10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009).

10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for CEO (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated March 3, 2010).

10.10	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated July 31, 2010).

10.11	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).

10.12	First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective August 20, 2002 (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.13	Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008 (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 3, 2008).

10.14	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).

10.15	Big Lots 2006 Bonus Plan, as amended and restated effective December 5, 2008 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q for the quarter ended November 1, 2008).

10.16	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).

10.17	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).

10.18	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).

10.19	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).

10.20	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).

10.21	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).

10.22	Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended November 1, 2008).

10.23	Employment Agreement with Robert C. Claxton (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended November 1, 2008).

10.24	Amended and Restated Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended November 1, 2008).

10.25	Amended and Restated Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended November 1, 2008).

10.26	Amended and Restated Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.7 to our Form 10-Q for the quarter ended November 1, 2008).

10.27	Amended and Restated Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended November 1, 2008).

10.28	Amended and Restated Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.8 to our Form 10-Q for the quarter ended November 1, 2008).

10.29	Amended and Restated Employment Agreement with Robert S. Segal (incorporated herein by reference to Exhibit 10.9 to our Form 10-Q for the quarter ended November 1, 2008).

10.30	Amended and Restated Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended November 1, 2008).

10.31	Retention Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 8- K dated March 3, 2010).

10.32	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).

10.33	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).

10.34	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).

10.35	Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 30, 2009).

10.36	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).

10.37	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

10.38	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2010).

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney for Jeffrey P. Berger, Peter J. Hayes, David T. Kollat, Brenda J. Lauderback, Philip E. Mallott, Russell Solt, James R. Tener, and Dennis B. Tishkoff.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2011.

BIG LOTS, INC.

By:	/s/ Steven S. Fishman
Steven S. Fishman
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2011.

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

*The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 30th day of March 2011, and filed herewith.

By:	/s/ Charles W. Haubiel II
Charles W. Haubiel II
Attorney-in-Fact