Form 10-Q
period 2011-04-30
BIG LOTS INC
filed 2011-06-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Yes ☐         No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 1, 2011, was 75,171,381

BIG LOTS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2011

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net sales	$1,227,274	$1,235,162
Cost of sales (exclusive of depreciation expense shown separately below)	733,145	733,207
Gross margin	494,129	501,955
Selling and administrative expenses	387,167	392,780
Depreciation expense	20,664	19,100
Operating profit	86,298	90,075
Interest expense	(501)	(506)
Interest and investment income	112	343
Income from continuing operations before income taxes	85,909	89,912
Income tax expense	33,378	33,914
Income from continuing operations	52,531	55,998
Loss from discontinued operations, net of tax benefit of $40 and $66, respectively	(60)	(100)
Net income	$52,471	$55,898

Earnings per common share - basic
Continuing operations	$0.71	$0.69
Discontinued operations	-	-
	$0.71	$0.69

Earnings per common share - diluted
Continuing operations	$0.70	$0.68
Discontinued operations	-	-
	$0.70	$0.68

Weighted-average common shares outstanding:
Basic	74,047	80,932
Dilutive effect of share-based awards	1,219	1,453
Diluted	75,266	82,385

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited) April 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$283,895	$177,539
Inventories	784,865	762,146
Deferred income taxes	51,136	50,252
Other current assets	63,206	61,782
Total current assets	1,183,102	1,051,719
Property and equipment - net	521,925	524,906
Deferred income taxes	10,786	6,666
Restricted cash	8,000	8,000
Other assets	34,009	28,308
Total assets	$1,757,822	$1,619,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$372,425	$302,818
Property, payroll, and other taxes	79,845	75,401
Accrued operating expenses	60,270	53,771
Insurance reserves	37,848	37,741
KB bankruptcy lease obligation	3,452	3,552
Accrued salaries and wages	24,222	43,433
Income taxes payable	32,792	25,215
Total current liabilities	610,854	541,931
Deferred rent	44,924	42,037
Insurance reserves	47,077	46,145
Unrecognized tax benefits	18,221	19,142
Other liabilities	29,930	23,551
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	-	-
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 74,201 shares and 73,894 shares, respectively	1,175	1,175
Treasury shares - 43,294 shares and 43,601 shares, respectively, at cost	(1,073,527)	(1,079,130)
Additional paid-in capital	525,078	523,341
Retained earnings	1,564,348	1,511,877
Accumulated other comprehensive loss	(10,258)	(10,470)
Total shareholders' equity	1,006,816	946,793
Total liabilities and shareholders' equity	$1,757,822	$1,619,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)
					Additional		Accumulated Other
	Common		Treasury		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance - January 30, 2010	81,922	$1,175	35,573	$(791,042)	$515,061	$1,289,353	$(13,135)	$1,001,412
Net income	-	-	-	-	-	55,898	-	55,898
Other comprehensive income
Amortization of pension, net of tax of $(223)	-	-	-	-	-	-	325	325
Comprehensive income	-	-	-	-	-	-	-	56,223
Purchases of common shares	(3,788)	-	3,788	(158,629)	-	-	-	(158,629)
Exercise of stock options	1,535	-	(1,535)	35,515	(8,271)	-	-	27,244
Restricted shares vested	818	-	(818)	19,707	(19,707)	-	-	-
Tax benefit from share-based awards	-	-	-	-	12,850	-	-	12,850
Share activity related to deferred compensation plan	1	-	(1)	11	51	-	-	62
Share-based compensation expense	-	-	-	-	7,762	-	-	7,762
Balance - May 1, 2010	80,488	$1,175	37,007	$(894,438)	$507,746	$1,345,251	$(12,810)	$946,924
Net income	-	-	-	-	-	166,626	-	166,626
Other comprehensive income
Amortization of pension, net of tax of $(646)	-	-	-	-	-	-	1,003	1,003
Valuation adjustment of pension, net of tax of $(876)	-	-	-	-	-	-	1,337	1,337
Comprehensive income	-	-	-	-	-	-	-	168,966
Purchases of common shares	(6,898)	-	6,898	(192,194)	-	-	-	(192,194)
Exercise of stock options	273	-	(273)	6,770	(1,502)	-	-	5,268
Restricted shares vested	29	-	(29)	730	(730)	-	-	-
Tax benefit from share-based awards	-	-	-	-	929	-	-	929
Share activity related to deferred compensation plan	2	-	(2)	2	32	-	-	34
Share-based compensation expense	-	-	-	-	16,866	-	-	16,866
Balance - January 29, 2011	73,894	$1,175	43,601	$(1,079,130)	$523,341	$1,511,877	$(10,470)	$946,793
Net income	-	-	-	-	-	52,471	-	52,471
Other comprehensive income
Amortization of pension, net of tax of $(136)	-	-	-	-	-	-	212	212
Comprehensive income	-	-	-	-	-	-	-	52,683
Purchases of common shares	(106)	-	106	(4,626)	-	-	-	(4,626)
Exercise of stock options	162	-	(162)	4,025	(556)	-	-	3,469
Restricted shares vested	250	-	(250)	6,191	(6,191)	-	-	-
Tax benefit from share-based awards	-	-	-	-	1,546	-	-	1,546
Share activity related to deferred compensation plan	1	-	(1)	13	107	-	-	120
Share-based compensation expense	-	-	-	-	6,831	-	-	6,831
Balance - April 30, 2011	74,201	$1,175	43,294	$(1,073,527)	$525,078	$1,564,348	$(10,258)	$1,006,816

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Operating activities:
Net income	$52,471	$55,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,304	18,275
Deferred income taxes	(5,140)	9,049
Loss on disposition of equipment	155	20
Non-cash share-based compensation expense	6,831	7,762
Pension expense, net of contributions	282	961
Change in assets and liabilities:
Inventories	(22,719)	(13,889)
Accounts payable	69,607	49,982
Current income taxes	5,787	(11,049)
Other current assets	(380)	(5,412)
Other current liabilities	(6,577)	(6,256)
Other assets	(2,441)	(4,355)
Other liabilities	8,365	6,775
Net cash provided by operating activities	125,545	107,761

Investing activities:
Capital expenditures	(19,197)	(11,484)
Cash proceeds from sale of property and equipment	100	66
Other	(2)	(9)
Net cash used in investing activities	(19,099)	(11,427)

Financing activities:
Payment of capital lease obligations	(599)	(646)
Proceeds from the exercise of stock options	3,469	27,244
Excess tax benefit from share-based awards	1,546	12,850
Payment for treasury shares acquired	(4,626)	(158,629)
Other	120	62
Net cash used in financing activities	(90)	(119,119)

Increase (decrease) in cash and cash equivalents	106,356	(22,785)
Cash and cash equivalents:
Beginning of period	177,539	283,733
End of period	$283,895	$260,948

Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$36	$41
Cash paid for income taxes, excluding impact of refunds	$31,269	$22,922
Non-cash activity:
Assets acquired under capital leases	$130	$-
Accrued property and equipment	$8,060	$8,227

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the nation’s largest broadline closeout retailer.  At April 30, 2011, we operated 1,405 stores in 48 states.  We manage our business on the basis of one segment, broadline closeout retailing.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (“2010 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2011 (“2011”) is comprised of the 52 weeks that began on January 30, 2011 and will end on January 28, 2012.  Fiscal year 2010 (“2010”) was comprised of the 52 weeks that began on January 31, 2010 and ended on January 29, 2011.  The fiscal quarters ended April 30, 2011 (“first quarter of 2011”) and May 1, 2010 (“first quarter of 2010”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $40.1 million and $41.5 million for the first quarter of 2011 and the first quarter of 2010, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, print and internet advertising and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $21.4 million and $21.5 million for the first quarter of 2011 and the first quarter of 2010, respectively.

NOTE 2 – BANK CREDIT FACILITY

On April 28, 2009, we entered into a $500 million three-year unsecured credit facility (“2009 Credit Agreement”).  The 2009 Credit Agreement expires on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  At April 30, 2011, we were in compliance with the covenants of the 2009 Credit Agreement.  At April 30, 2011, we did not have any borrowings under the 2009 Credit Agreement and $49.6 million was committed to outstanding letters of credit, therefore leaving $450.4 million available under the 2009 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $21.9 million and $19.2 million at April 30, 2011 and January 29, 2011, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair value of mutual fund investments was a Level 1 valuation under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $90.3 million and $60.3 million at April 30, 2011 and January 29, 2011, respectively, stated at cost, which approximates fair value.

At April 30, 2011 and January 29, 2011, cash and cash equivalents carried at fair value was comprised of the following:

	April 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$121,100	$121,100	$-	$-
Variable rate demand notes	25,000	-	25,000	-
Total	$146,100	$121,100	$25,000	$-

	January 29, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$40,800	$40,800	$-	$-
Variable rate demand notes	25,000	-	25,000	-
Total	$65,800	$40,800	$25,000	$-

Variable rate demand notes are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution.  In addition, variable rate demand notes can be tendered for sale upon notice (generally no longer than seven days) to the original issuer, at par plus accrued interest.

The carrying value of accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at April 30, 2011 or May 1, 2010, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards. For the first quarter of 2011 and the first quarter of 2010, 1.2 million and 0.6 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method.  The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

2010 Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares.  On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”).  See note 10 to the accompanying consolidated financial statements for a discussion of the May 2011 authorization of an additional $400.0 million repurchase program.

During 2010, we acquired approximately 10.5 million of our outstanding common shares for $342.2 million under the 2010 Repurchase Program.  During the first quarter of 2011, we did not acquire any of our outstanding common shares under the 2010 Repurchase Program.

Our remaining repurchase authorization under the 2010 Repurchase Program was approximately $57.8 million at April 30, 2011, and is available to be utilized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2010 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.  The 2010 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2009 Credit Agreement.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2010 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $6.8 million and $7.8 million in the first quarter of 2011 and the first quarter of 2010, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	First Quarter
	2011	2010

Weighted-average fair value of stock options granted	$14.55	$13.67
Risk-free interest rate	1.8%	2.2%
Expected life (years)	4.2	4.2
Expected volatility	41.7%	45.7%
Expected annual forfeiture rate	1.5%	1.5%

The following table summarizes stock option activity for the first quarter of 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 29, 2011	3,578,683	$24.59
Granted	878,000	41.19
Exercised	(162,525)	21.34
Forfeited	(42,350)	33.58
Outstanding stock options at April 30, 2011	4,251,808	$28.05	4.9	$55,582
Vested and expected to vest at April 30, 2011	4,183,389	$28.07	4.9	$54,606
Exercisable at April 30, 2011	1,981,682	$22.63	3.7	$36,616

The stock options granted in the first quarter of 2011 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes nonvested restricted stock activity for the first quarter of 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 29, 2011	503,784	$35.88
Granted	532,900	41.21
Vested	(250,000)	35.92
Forfeited	(3,900)	37.50
Outstanding nonvested restricted stock at April 30, 2011	782,784	$39.48

The nonvested restricted stock awards granted in the first quarter of 2011 (other than the award granted to our Chairman, CEO and President, Steven S. Fishman) vest if certain financial performance objectives are achieved.  If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award.  If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years.  On the grant date, we estimated a three-year period for vesting of the nonvested restricted stock awards granted in 2011 based on the projected achievement of the higher financial performance objective.  The nonvested restricted stock award granted to Mr. Fishman in 2011 vests if we achieve a corporate financial goal for 2011 and he is employed by us on the anniversary of the grant date of the award.  If either of the conditions is not achieved, the nonvested restricted stock award is forfeited.  If both of the conditions are achieved, Mr. Fishman’s 2011 nonvested restricted stock will vest on the first trading day after we file our 2011 Form 10-K with the SEC.

During the first quarter of 2011 and the first quarter of 2010, the following activity occurred under our share-based compensation plans:

	First Quarter
	2011	2010
(In thousands)
Total intrinsic value of stock options exercised	$3,167	$28,456
Total fair value of restricted stock vested	10,898	30,091

The total unearned compensation cost related to all share-based awards outstanding at April 30, 2011 was approximately $48.7 million.  This compensation cost is expected to be recognized through April 2015 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from April 30, 2011.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2011	2010
Discount rate	5.7%	5.7%
Rate of increase in compensation levels	3.9%	3.5%
Expected long-term rate of return	8.0%	8.0%
Measurement date for plan assets and benefit obligations	01/29/11	01/30/10

The components of combined net periodic pension cost were as follows:

	First Quarter
	2011	2010
(In thousands)
Service cost - benefits earned in the period	$620	$609
Interest cost on projected benefit obligation	844	814
Expected investment return on plan assets	(1,149)	(1,062)
Amortization of actuarial loss	354	554
Amortization of prior service cost	(9)	(9)
Amortization of transition obligation	3	3
Net periodic pension cost	$663	$909

We currently do not expect to contribute to the qualified defined benefit pension plan during 2011.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

In the first quarter of 2011, unrecognized tax benefits decreased by approximately $9.1 million related to our claims for welfare to work and work opportunity credits, which claims have either lapsed or are unlikely to be realized due to a recent unfavorable decision of US Court of Appeals for the Federal Circuit against a similarly situated taxpayer.  Our right to file a refund claim with respect to approximately $1.9 million of the credits lapsed in March 2011 and our right to file a refund claim with respect to approximately $3.0 million of the credits will lapse over the next 20 months.  Our right to file a refund claim with respect to approximately $4.2 million of the credits may never lapse because the IRS has not issued a statutory notice of disallowance with respect to those claims; however, because our claims are unlikely to prevail in a different jurisdiction, we have decided not to pursue them.  Therefore, we are reducing our unrecognized tax benefits by the entire amount of the claims.  Because these benefits were unrecognized, the decrease will have no effect on income tax expense.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 28, 2012, based on 1) anticipated positions taken in the next 12 months, 2) expected cash and noncash settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $7.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

In November 2004, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of Louisiana, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Louisiana matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On July 5, 2005, the Court issued an order conditionally certifying a class of all then-current and former assistant store managers who worked for us since November 23, 2001.  As a result of that order, notice of the lawsuit was sent to approximately 5,500 individuals who had the right to opt-in to the Louisiana matter.  Approximately 1,100 individuals opted to join the Louisiana matter.  We filed a motion to decertify the class and the motion was denied on August 24, 2007.  The trial began on May 7, 2008 and concluded on May 15, 2008.  On June 20, 2008, the Court issued an order decertifying the action and dismissed, without prejudice, the claims of the opt-in plaintiffs.  After this ruling, four plaintiffs remained before the Court.  On January 26, 2009, three of the plaintiffs presented their respective cases before the Court. Since then, the claims of one of the plaintiffs in the January 2009 action and the fourth plaintiff (who did not participate in the January 2009 action) were dismissed with prejudice.  On April 2, 2009, the Court awarded the two remaining plaintiffs an aggregate amount of approximately $0.1 million plus attorneys’ fees and costs, which, on June 25, 2009, were determined to be $0.4 million.  We appealed both of these decisions.  Subsequent to the Court’s April 2, 2009 decision, approximately 172 of the opt-in plaintiffs filed individual actions in the Court.  On August 13, 2009, we filed a writ of mandamus challenging the Court’s jurisdiction to hear these cases. This writ was denied on October 20, 2009.  On January 12, 2010, the Louisiana matter was preliminarily settled for $4.0 million, and on June 29, 2010, the Court conditionally approved the settlement.  Following additional administrative processing, all settled cases will be dismissed with prejudice.  As of March 2011, we received executed releases from all of the 172 plaintiffs and all cases have been dismissed.

In June 2010, a civil collective action complaint was filed against us in the United States District Court for the Northern District of Illinois, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Gromek matter”).  The plaintiffs sought to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, interest, attorneys’ fees and costs.  We answered the plaintiffs’ complaint on August 12, 2010.  On October 15, 2010, the plaintiffs filed a motion requesting that the Court 1) conditionally certify a class of then-current and former assistant store managers employed during the prior three years, excluding those employed in California or New York, and 2) authorize the plaintiffs to send a notice of this lawsuit to those putative class members to allow them to join this lawsuit.  We have opposed the plaintiffs’ motion.  On December 17, 2010, the Court denied the plaintiffs’ motion.  On February 11, 2011, we filed a motion to sever the plaintiffs’ claims and transfer those claims to various venues around the country.  On February 22, 2011, the Court denied our motion without prejudice and granted limited discovery.  We are currently engaged in the limited discovery granted by the Court.  We cannot make a determination as to the probability of a loss contingency resulting from the Gromek matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”).  In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York.  The plaintiff sought to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys’ fees and costs.  On January 21, 2010, a stipulation was filed and order rendered limiting this action to current and former assistant store managers working in our New York stores.  On March 2, 2010, plaintiff filed a motion for conditional class certification under federal law, class certification under state law and class notice.  On May 14, 2010, we filed a memorandum in opposition to the plaintiff’s motion.  On January 20, 2011, the Magistrate Judge issued a recommendation that the Court deny the plaintiff’s motion.  On March 17, 2011, the Court adopted the Magistrate Judge’s recommendation and denied the plaintiff’s motion.  On May 31, 2011, we entered into a confidential settlement agreement with the plaintiff to resolve the New York matter.  We currently await the Court’s dismissal of the New York matter.  The New York matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter").  The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  On October 29, 2009, the Court denied, with prejudice, plaintiffs’ class certification motion.  On January 21, 2010, the plaintiffs filed a Notice of Appeal.  On December 2, 2010, the California Court of Appeals notified the parties that the case was fully briefed and that a hearing for oral argument will be scheduled.  On April 18, 2011, the California Court of Appeals affirmed the trial Court’s decision denying class certification.  We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter").  The plaintiffs seek to recover damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys’ fees and costs.  In August 2010, the five plaintiffs named in the original complaint, which sought to recover damages on their own behalf and on behalf of all other individuals who were similarly situated, filed an amended complaint that removed the class and representative allegations and asserted only individual actions.  We have answered the amended complaint and are engaged in discovery.  The Avitia matter is related to and overlaps the Seals matter.  We cannot make a determination as to the probability of a loss contingency resulting from the Avitia matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, we currently believe the Avitia matter will be resolved without a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”).  The first was filed in the Superior Court of California, Orange County.  This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County.  The second and third matters, filed in the United States District Court, Central District of California, and the Superior Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims.  The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys’ fees and costs.  We believed these two matters overlapped and we successfully consolidated the two cases before the United States District Court, Central District of California.  We believe the remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter, which was settled in 2008 (for further discussion of the Espinosa matter, see note 10 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009).  On August 25, 2009, the Court denied, without prejudice, the plaintiffs’ class certification motion.  On April 21, 2010, the Court granted, with prejudice, our motion to deny class certification.  Accordingly, the claims of one plaintiff remain before the Court.  We cannot make a determination as to the probability of a loss contingency resulting from the Caron matters or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In June 2010, a representative enforcement action was filed against us in the Superior Court of California, Alameda County, alleging that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims (“Sample matter”).  The plaintiff seeks to recover, on her behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from allegedly unpaid overtime, unpaid meal period premiums, unpaid rest period premiums, unpaid business expenses, non-payment of wages at termination, untimely payment of wages, noncompliant wage statements, failure to providing seating, and attorneys’ fees and costs.  In July 2010, we answered the plaintiff’s complaint and filed a notice of removal to the United States District Court, Northern District of California.  On August 25, 2010, the plaintiff filed a motion requesting that the United States District Court, Northern District of California remand this lawsuit to the Superior Court of California, Alameda County.  On November 30, 2010, the United States District Court, Northern District of California granted the plaintiff’s motion to remand the Sample matter to the Superior Court of California, Alameda County.  We are awaiting the scheduling of the initial case management conference.  The Sample matter is similar in nature to the actions comprising the Caron matters.  We cannot make a determination as to the probability of a loss contingency resulting from the Sample matter or the estimated range of possible loss, if any.  We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter").  The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated.  Ultimately, the Federal Court granted summary judgment in our favor in January 2000.  The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million.  No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment.  We filed a petition for a bill of review with the State Court.  Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor.  Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor.  We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings.  On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff’s motion to reconsider the Federal Court’s order confirming that it granted summary judgment with prejudice.  On April 6, 2010, the plaintiff appealed the Federal Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit.  On June 22, 2010, the Texas Court of Appeals heard oral arguments in the appeal of the State Court’s decision.  On November 3, 2010, the Texas Court of Appeals affirmed the state court ruling.  On December 17, 2010, we filed a petition for review with the Texas Supreme Court.  On April 28, 2011, oral arguments were held before the U.S. Court of Appeals for the Fifth Circuit.  We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

The following table presents net sales data by category:

	First Quarter
	2011	2010
(In thousands)
Consumables	$375,481	$362,172
Furniture	258,519	254,561
Home	183,891	184,172
Seasonal	169,337	173,222
Hardlines	149,424	152,506
Other	90,622	108,529
Net sales	$1,227,274	$1,235,162

NOTE 10 – SUBSEQUENT EVENTS

2011 Repurchase Program
On May 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $400.0 million of our common shares (“2011 Repurchase Program”).  The $400.0 million authorization will be used to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors.  Common shares acquired through the 2011 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes.  The 2011 Repurchase Program is eligible to begin after the completion of the 2010 Repurchase Program. The 2011 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2009 Credit Agreement.

Acquisition of Liquidation World Inc.
On May 26, 2011, we entered into an Acquisition Agreement with Liquidation World Inc. (“Liquidation World”) pursuant to which we would, subject to closing conditions and approval by the holders of two-thirds of the outstanding common shares of Liquidation World that are present in person or by proxy at a special meeting of the shareholders of Liquidation World to be held to consider the transaction, acquire all outstanding shares of Liquidation World for $0.06 per share (CAD), or approximately $1.8 million (CAD).  At closing, we would cause Liquidation World to repay in full, all amounts then outstanding and payable to the lender under its credit facility with Liquidation World, the holders of the outstanding subordinated notes issued by Liquidation World, and the financial advisor pursuant to its engagement agreement with Liquidation World.  We estimate our initial cash outlay would be approximately $36 million (CAD), including the $1.8 million (CAD) payment for the acquisition of all outstanding shares, the aforementioned debt satisfaction, and normalizing the working capital needs of the business.  We anticipate the transaction will be completed by July 31, 2011.  The transaction is not subject to the approval of our shareholders.

Based in Brantford, Ontario, Liquidation World operates 92 stores in Canada and offers a broad assortment of closeout merchandise.  This is the first expansion of our retail operations outside of the United States.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "approximate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," “should,” “may,” "target," "forecast," “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, our inability to complete the Liquidation World acquisition or accurately estimate the size and nature of our investment in the Liquidation World business, the current economic and credit crisis, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the first quarter of 2011 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2010:

●	Total sales were $1,227.3 million, a 0.6% decrease compared to $1,235.2 million for the first quarter of fiscal 2010.

●	Comparable store sales for stores open at least two years at the beginning of 2011 decreased 3.6%.

●	Total store count was 1,405 stores, a 2.8% increase over last year’s 1,367 stores.

●	Gross margin dollars decreased $7.8 million and gross margin rate decreased 30 basis points.

●	Selling and administrative expenses decreased $5.6 million. As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 31.5% of sales.

●	Depreciation expense increased $1.6 million or 20 basis points to 1.7% of sales.

●	Operating profit as a percentage of net sales decreased 30 basis points to 7.0%.

●	Diluted earnings per share from continuing operations were $0.70 per share and $0.68 per share, respectively.

●	Inventory increased by 5.3% or $39.7 million to $784.9 million at April 30, 2011 as compared to $745.2 million at May 1, 2010. Average inventory per store increased 2%.

●
Cash and cash equivalents were $283.9 million at April 30, 2011 and we had no borrowings outstanding, while investing $19.2 million in capital expenditures during the quarter which included opening 9 new stores.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2011 and the first quarter of 2010:

	2011	2010

Stores open at the beginning of the fiscal year	1,398	1,361
Stores opened during the period	9	7
Stores closed during the period	(2)	(1)
Stores open at the end of the period	1,405	1,367

We expect to meet our target of opening 90 new stores during fiscal 2011 and closing 45 stores, for net growth of 45 stores or 3%, consistent with our guidance from our 2010 Form 10-K.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2011	2010

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.7	59.4
Gross margin	40.3	40.6
Selling and administrative expenses	31.5	31.8
Depreciation expense	1.7	1.5
Operating profit	7.0	7.3
Interest expense	0.0	0.0
Interest and investment income	0.0	0.0
Income from continuing operations before income taxes	7.0	7.3
Income tax expense	2.7	2.7
Income from continuing operations	4.3	4.5
Discontinued operations	0.0	0.0
Net income	4.3%	4.5%

FIRST QUARTER OF 2011 COMPARED TO FIRST QUARTER OF 2010

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the first quarter of 2011 compared to the first quarter of 2010 were as follows:

	First Quarter
	2011		2010		Change
($ in thousands)
Consumables	$375,481	30.6%	$362,172	29.3%	$13,309	3.7%
Furniture	258,519	21.1	254,561	20.6	3,958	1.6
Home	183,891	15.0	184,172	14.9	(281)	(0.2)
Seasonal	169,337	13.8	173,222	14.0	(3,885)	(2.2)
Hardlines	149,424	12.2	152,506	12.4	(3,082)	(2.0)
Other	90,622	7.3	108,529	8.8	(17,907)	(16.5)
Net sales	$1,227,274	100.0%	$1,235,162	100.0%	$(7,888)	(0.6)%

Net sales decreased $7.9 million or 0.6% to $1,227.3 million in the first quarter of 2011, compared to $1,235.2 million in the first quarter of 2010.  Comparable store sales, for stores open at least two years at the beginning of 2011, decreased 3.6%, which decreased net sales by $40.7 million.  Offsetting this decrease, net sales increased by $32.8 million primarily through the net addition of 38 new stores since the end of the first quarter of 2010.  Net sales increased in our Consumables and Furniture categories.  The increase in Consumables was driven by our food departments as customers responded to certain new initiatives.  Furniture sales were driven by growth of our mattress and upholstery departments as sales of case goods declined due to two large, unique closeout purchases last year.  Net sales decreased in our Seasonal, Hardlines and Other categories.  The decrease in our Seasonal category was driven by our lawn & garden department as significant weather impacted customers in many of our major markets.  Hardlines decreased as less selling square footage was allocated to our paint and tool departments in 2011 as compared to 2010.  The decrease in our Other category was driven by both the absence of certain drugstore closeout deals in 2011 that occurred in 2010 and lower sales in most of our play and wear departments, particularly in our Toys business.

Based on the sales trends for the combined period of March and April along with the first three weeks of May, we expect comparable store sales to be flat to decreasing 3% for the second quarter of 2011, as compared to the second quarter of 2010.

Gross Margin
Gross margin dollars decreased $7.8 million or 1.6% to $494.1 million for the first quarter of 2011, compared to $502.0 million for the first quarter of 2010. The decrease in gross margin dollars was principally due to lower net sales of $7.9 million, which decreased gross margin dollars by approximately $3.2 million, in addition to the lower gross margin rate, which decreased gross margin dollars by approximately $4.6 million.  Gross margin as a percentage of net sales decreased 30 basis points to 40.3% in the first quarter of 2011 compared to 40.6% in the first quarter of 2010.  The gross margin rate decrease was due to higher domestic freight costs, driven by diesel fuel prices, combined with an unfavorable merchandise mix impact of strong sales of our lower margin Consumables category versus lower sales of our higher margin Seasonal category.  These unfavorable impacts were partially offset by a slightly lower markdown rate.

In the second quarter of 2011, we expect our gross margin rate will be lower than last year due to higher markdowns on lawn & garden merchandise, higher domestic freight costs due to diesel fuel prices, and an unfavorable merchandise mix resulting from higher Consumables sales as a percentage of total sales.

Selling and Administrative Expenses
Selling and administrative expenses were $387.2 million for the first quarter of 2011, compared to $392.8 million for the first quarter of 2010.  This decrease of $5.6 million or 1.4% was primarily due to lower accrued bonus expense of $8.5 million and lower insurance-related costs of $2.4 million.  These items were partially offset by higher store occupancy costs of $3.7 million and higher credit card/bank fees of $2.0 million.  The decrease in the accrual for bonuses was directly related to lower financial performance and the lower insurance-related costs were primarily due to lower health care claim payments.  The increase in store occupancy costs was primarily due to the net addition of 38 new stores opened since the end of the first quarter of 2010.  Credit card/bank fees increased due to higher network rates that were enacted in the second quarter of 2010.

As a percentage of net sales, selling and administrative expenses decreased by 30 basis points to 31.5% for the first quarter of 2011 compared to 31.8% for the first quarter of 2010.

In the second quarter of 2011, we expect our selling and administrative expenses as a percentage of net sales will be lower than last year as we anticipate leverage in store payroll and in distribution centers, along with a lower accrual for bonus expense.  This activity will be partially offset by de-leverage in transportation and occupancy costs along with an increase in share-based compensation expense.

Depreciation Expense
Depreciation expense increased $1.6 million or 8.2% to $20.7 million in the first quarter of 2011, compared to $19.1 million for the first quarter of 2010.  Depreciation expense as a percentage of sales increased by 20 basis points compared to last year.  The increase in depreciation expense was primarily the result of our net store growth and related capital expenditures.

During the balance of 2011, we expect that depreciation expense will increase as compared to 2010 as we spend the remaining forecasted capital expenditures associated with new stores openings, maintenance of existing stores and distribution centers, and certain strategic initiatives.  Capital expenditures continue to be forecasted in the range of $125 million to $130 million for 2011.

Interest Expense
Interest expense for the first quarter of 2011 was relatively flat compared to the interest expense for the first quarter of 2010. The primary component of interest expense in both periods was the amortization of deferred bank credit facility fees paid in connection with the 2009 Credit Agreement.  We had total average borrowings (including capital leases) of $1.8 million in the first quarter of 2011 compared to total average borrowings of $3.1 million in the first quarter of 2010.

Income Taxes
The effective income tax rate for the first quarter of 2011 and the first quarter of 2010 for income from continuing operations was 38.9% and 37.7%, respectively.  The lower rate in the first quarter of 2010 was primarily due to the recognition of tax benefits relating to the effective settlement of a nonrecurring uncertain tax position.

Capital Resources and Liquidity
On April 28, 2009, we entered into the 2009 Credit Agreement.  The 2009 Credit Agreement is scheduled to expire on April 28, 2012. In connection with our entry into the 2009 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $5.6 million, which are being amortized over the term of the agreement.  Proceeds from borrowings under the 2009 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2009 Credit Agreement includes a $150.0 million letter of credit sublimit and a $30.0 million swing loan sublimit.  The interest rates, pricing and fees under the 2009 Credit Agreement fluctuate based on our debt rating.  The 2009 Credit Agreement allows us to select our interest rate for each borrowing from two different interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2009 Credit Agreement.  The 2009 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2009 Credit Agreement that would permit the lenders to restrict our ability to further access the 2009 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2009 Credit Agreement.  At April 30, 2011, we were in compliance with the covenants of the 2009 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2009 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-weeks of Christmas selling season (during our fourth fiscal quarter).  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At April 30, 2011, we did not have any borrowings under the 2009 Credit Agreement and the borrowings available under the 2009 Credit Agreement were $450.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $49.6 million.  We anticipate total indebtedness (outstanding borrowings and letters of credit) under the 2009 Credit Agreement will be less than $75.0 million through September 15, 2011, all of which will be comprised of letters of credit, excluding any impact from the execution of the 2010 and 2011 Repurchase Programs or the initial cash outlay related to the purchase of Liquidation World, Inc.

Cash provided by operating activities increased by $17.7 million to $125.5 million in the first quarter of 2011, compared to $107.8 million in the first quarter of 2010.  The $17.7 million increase was principally due to the increase in accounts payable and current income taxes partially offset by the decrease in deferred income taxes.

Cash used in investing activities was $19.1 million in the first quarter of 2011, which primarily was driven by capital expenditures primarily for stores opened in the prior and current quarter, along with stores to open in the near future.

Cash used in financing activities decreased by $119.0 million to $0.1 million in the first quarter of 2011, compared to $119.1 million in the first quarter of 2010.  The decrease in cash used in financing activities in the first quarter of 2011 was primarily due to a decrease in the share repurchases.  In the first quarter of 2011, $4.6 million was spent on share repurchases compared to $158.6 million in first quarter of 2010.  Offsetting this activity was a decrease in proceeds received from the exercise of stock options and a decrease in the associated excess tax benefit from share-based awards.

Based on first quarter of 2011 earnings and projected earnings for the remainder of 2011, we expect cash provided by operating activities less capital expenditures to be approximately $185 million for 2011, which is a decrease from our original guidance of $205 million.

During the second quarter of 2011, we may resume activities associated with the 2010 Repurchase Program and may begin activities associated with the 2011 Repurchase Program.  The timing and amount of the repurchase activity will be dependent on market conditions and other factors.

On May 26, 2011, we entered into an agreement to purchase all outstanding shares of Liquidation World Inc. for approximately $1.8 million (CAD).  We estimate our initial cash outlay, which includes the purchase of all outstanding Liquidation World shares, satisfaction of certain debt of Liquidation World, and normalizing working capital needs, will be approximately $36 million (CAD).  See note 10 to the accompanying consolidated financial statements for a discussion of the acquisition of Liquidation World.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in the 2010 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in our 2010 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2010 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Item 1A. Risk Factors

During the first quarter of 2011, there were no material changes to the risk factors previously disclosed in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 30, 2011 - February 26, 2011	-		$-	-	$57,832
February 27, 2011 - March 26, 2011	-		-	-	57,832
March 27, 2011 - April 30, 2011	106	(1)	43.59	-	57,832
Total	106		$43.59	-	$57,832

(1)
In March 2011, in connection with the vesting of outstanding restricted shares, we acquired approximately 106,000 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

(2)
The 2010 Repurchase Program is comprised of a December 2009 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares and a March 2010 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares.  The 2010 Repurchase Program has no scheduled termination date.  Since the inception of the 2010 Repurchase Program, we have invested approximately $342.2 million in share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.  The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. dated May 26, 2011 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2011

BIG LOTS, INC.

By:	/s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)