Form 10-Q
period 2011-07-30
BIG LOTS INC
filed 2011-09-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 2, 2011, was 65,552,291.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 30, 2011

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$1,167,135	$1,142,309	$2,394,409	$2,377,471
Cost of sales	706,599	679,884	1,439,744	1,413,091
Gross margin	460,536	462,425	954,665	964,380
Selling and administrative expenses	379,347	380,374	766,514	773,154
Depreciation expense	21,428	18,848	42,092	37,948
Operating profit	59,761	63,203	146,059	153,278
Interest expense	(1,334)	(503)	(1,835)	(1,009)
Other income (expense)	54	177	166	520
Income from continuing operations before income taxes	58,481	62,877	144,390	152,789
Income tax expense	22,767	24,098	56,145	58,012
Income from continuing operations	35,714	38,779	88,245	94,777
Income (Loss) from discontinued operations, net of tax expense (benefit) of ($20), $65, ($60), and ($1), respectively	(31)	98	(91)	(2)
Net income	$35,683	$38,877	$88,154	$94,775

Earnings per common share - basic
Continuing operations	$0.51	$0.49	$1.22	$1.18
Discontinued operations	—	—	—	—
	$0.51	$0.49	$1.22	$1.18

Earnings per common share - diluted
Continuing operations	$0.50	$0.48	$1.21	$1.17
Discontinued operations	—	—	—	—
	$0.50	$0.48	$1.20	$1.17

Weighted-average common shares outstanding:
Basic	70,130	79,467	72,088	80,200
Dilutive effect of share-based awards	919	866	1,089	1,090
Diluted	71,049	80,333	73,177	81,290

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	July 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$57,829	$177,539
Inventories	780,070	762,146
Deferred income taxes	47,086	50,252
Other current assets	99,026	61,782
Total current assets	984,011	1,051,719
Property and equipment - net	542,462	524,906
Deferred income taxes	12,404	6,666
Restricted cash	—	8,000
Goodwill	21,507	—
Other assets	40,034	28,308
Total assets	$1,600,418	$1,619,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367,542	$302,818
Property, payroll, and other taxes	77,653	75,401
Accrued operating expenses	61,846	53,771
Insurance reserves	37,668	37,741
KB bankruptcy lease obligation	3,342	3,552
Accrued salaries and wages	21,353	43,433
Income taxes payable	1,395	25,215
Total current liabilities	570,799	541,931
Long-term obligations	60,400	—
Deferred rent	50,966	42,037
Insurance reserves	46,898	46,145
Unrecognized tax benefits	18,857	19,142
Other liabilities	35,951	23,551
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 67,139 shares and 73,894 shares, respectively	1,175	1,175
Treasury shares - 50,356 shares and 43,601 shares, respectively, at cost	(1,305,435)	(1,079,130)
Additional paid-in capital	530,756	523,341
Retained earnings	1,600,031	1,511,877
Accumulated other comprehensive loss	(9,980)	(10,470)
Total shareholders' equity	816,547	946,793
Total liabilities and shareholders' equity	$1,600,418	$1,619,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 30, 2010	81,922	$1,175	35,573	$(791,042)	$515,061	$1,289,353	$(13,135)	$1,001,412
Net income	—	—	—	—	—	94,775	—	94,775
Other comprehensive income
Amortization of pension, net of tax of $(441)	—	—	—	—	—	—	657	657
Comprehensive income	—	—	—	—	—	—	—	95,432
Purchases of common shares	(6,285)	—	6,285	(242,460)	—	—	—	(242,460)
Exercise of stock options	1,668	—	(1,668)	38,755	(8,798)	—	—	29,957
Restricted shares vested	844	—	(844)	20,345	(20,345)	—	—	—
Tax benefit from share-based awards	—	—	—	—	13,314	—	—	13,314
Share activity related to deferred compensation plan	2	—	(2)	9	52	—	—	61
Share-based employee compensation expense	—	—	—	—	13,956	—	—	13,956
Balance - July 31, 2010	78,151	1,175	39,344	(974,393)	513,240	1,384,128	(12,478)	911,672
Net income	—	—	—	—	—	127,749	—	127,749
Other comprehensive income
Amortization of pension, net of tax of $(428)	—	—	—	—	—	—	671	671
Valuation adjustment of pension, net of tax of $(876)	—	—	—	—	—	—	1,337	1,337
Comprehensive income	—	—	—	—	—	—	—	129,757
Purchases of common shares	(4,401)	—	4,401	(108,363)	—	—	—	(108,363)
Exercise of stock options	140	—	(140)	3,530	(975)	—	—	2,555
Restricted shares vested	3	—	(3)	92	(92)	—	—	—
Tax benefit from share-based awards	—	—	—	—	465	—	—	465
Share activity related to deferred compensation plan	1	—	(1)	4	31	—	—	35
Share-based employee compensation expense	—	—	—	—	10,672	—	—	10,672
Balance - January 29, 2011	73,894	1,175	43,601	(1,079,130)	523,341	1,511,877	(10,470)	946,793
Net income	—	—	—	—	—	88,154	—	88,154
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(45)	(45)
Amortization of pension, net of tax of $(352)	—	—	—	—	—	—	535	535
Comprehensive income	—	—	—	—	—	—	—	88,644
Purchases of common shares	(7,329)	—	7,329	(240,654)	—	—	—	(240,654)
Exercise of stock options	302	—	(302)	7,605	(1,566)	—	—	6,039
Restricted shares vested	271	—	(271)	6,731	(6,731)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,077	—	—	2,077
Share activity related to deferred compensation plan	1	—	(1)	13	107	—	—	120
Share-based employee compensation expense	—	—	—	—	13,528	—	—	13,528
Balance - July 30, 2011	67,139	$1,175	50,356	$(1,305,435)	$530,756	$1,600,031	$(9,980)	$816,547

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Operating activities:
Net income	$88,154	$94,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,176	36,169
Deferred income taxes	(2,773)	5,634
Loss on disposition of equipment	981	36
Non-cash share-based compensation expense	13,528	13,956
Pension expense, net of contributions	807	1,518
Change in assets and liabilities, excluding effects of acquisition:
Inventories	(10,625)	(2,871)
Accounts payable	46,403	31,107
Current income taxes	(50,071)	(30,179)
Other current assets	(10,102)	(12,106)
Other current liabilities	(15,572)	(8,168)
Other assets	(6,590)	(2,146)
Other liabilities	17,309	9,947
Net cash provided by operating activities	110,625	137,672
Investing activities:
Capital expenditures	(47,504)	(42,618)
Cash proceeds from sale of property and equipment	326	336
Purchase of business, net of cash acquired	1,280	—
Return from (Deposit in) restricted account	8,000	(8,000)
Other	3	(21)
Net cash used in investing activities	(37,895)	(50,303)
Financing activities:
Net proceeds from borrowings under bank credit facility	60,400	—
Payment of notes payable	(16,664)	—
Payment of capital lease obligations	(1,052)	(1,263)
Proceeds from the exercise of stock options	6,039	29,957
Excess tax benefit from share-based awards	2,077	13,314
Deferred bank credit facility fees paid	(2,706)	—
Payment for treasury shares acquired	(240,654)	(242,460)
Other	120	61
Net cash used in financing activities	(192,440)	(200,391)
Decrease in cash and cash equivalents	(119,710)	(113,022)
Cash and cash equivalents:
Beginning of period	177,539	283,733
End of period	$57,829	$170,711
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,370	$38
Cash paid for income taxes, excluding impact of refunds	$106,939	$69,243
Non-cash activity:
Assets acquired under capital leases	$2,925	$—
Accrued property and equipment	$9,899	$11,009
Notes payable assumed in acquisition	$16,664	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At July 30, 2011, we operated 1,503 stores in 2 countries: the United States of America ("U.S.") and Canada.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (“2010 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2011 (“2011”) is comprised of the 52 weeks that began on January 30, 2011 and will end on January 28, 2012.  Fiscal year 2010 (“2010”) was comprised of the 52 weeks that began on January 31, 2010 and ended on January 29, 2011.  The fiscal quarters ended July 30, 2011 (“second quarter of 2011”) and July 31, 2010 (“second quarter of 2010”) were both comprised of 13 weeks.  The year-to-date periods ended July 30, 2011 (“year-to-date 2011”) and July 31, 2010 (“year-to-date 2010”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $37.0 million and $35.9 million for the second quarter of 2011 and the second quarter of 2010, respectively, and $77.1 million and $77.4 million for the year-to-date 2011 and the year-to-date 2010, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.8 million and $16.6 million for the second quarter of 2011 and the second quarter of 2010, respectively, and $38.2 million and $38.0 million for the year-to-date 2011 and the year-to-date 2010, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled in Canada. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were not significant for the second quarter of 2011 or the year-to-date 2011.

Goodwill
Instead of being amortized, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Discounted cash flow models are used in determining fair value for purposes of goodwill impairment tests. We will perform our annual impairment testing during our second fiscal quarter.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which provides new guidance on the presentation of comprehensive income. Specifically, ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of this guidance in the first quarter of 2012 will have a material effect on our financial condition, results of operations, or liquidity.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a new $700 million five-year unsecured credit facility ("2011 Credit Agreement"). The 2011 Credit Agreement replaced the $500 million three-year unsecured credit facility we entered into on April 28, 2009 (“2009 Credit Agreement”). The 2009 Credit Agreement was scheduled to expire on April 28, 2012, but was terminated concurrently with our entry into the 2011 Credit Agreement. We did not incur any material termination penalties in connection with the termination of the 2009 Credit Agreement.

The 2011 Credit Agreement expires on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $2.7 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2009 Credit Agreement.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At July 30, 2011, we were in compliance with the covenants of the 2011 Credit Agreement. At July 30, 2011, we had borrowings of $60.4 million and $63.0 million was committed to outstanding letters of credit, therefore leaving $576.6 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $21.1 million and $19.2 million at July 30, 2011 and January 29, 2011, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $60.3 million at January 29, 2011, stated at cost, which approximates fair value. We had no such deposits at July 30, 2011.

At July 30, 2011 and January 29, 2011, cash and cash equivalents carried at fair value was comprised of the following:

	July 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$—	$—	$—	$—
Variable rate demand notes	—	—	—	—
Total	$—	$—	$—	$—

	January 29, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$40,800	$40,800	$—	$—
Variable rate demand notes	25,000	—	25,000	—
Total	$65,800	$40,800	$25,000	$—

Variable rate demand notes are issued by various corporate, non-profit and governmental entities that are of high credit quality with many being secured by direct-pay letters of credit from a major financial institution.  In addition, variable rate demand notes can be tendered for sale upon notice (generally no longer than seven days) to the original issuer, at par plus accrued interest.

The carrying value of accounts receivable, accounts payable, accrued expenses, and long-term obligations approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at July 30, 2011 or July 31, 2010, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the second quarter of 2011 and the second quarter of 2010, 1.8 million and 1.0 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2011 and the year-to-date 2010, 1.4 million and 0.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. For the second quarter of 2011, 0.3 million of the restricted stock awards outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. For the second quarter of 2010, the year-to-date 2011 and the year-to-date 2010, the restricted stock awards that were antidilutive were immaterial.

Share Repurchase Program
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares.  On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively the “2010 Repurchase Program”). On May 25, 2011, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $400.0 million of our common shares (“2011 Repurchase Program”), which was in addition to the 2010 Repurchase Program.

During the second quarter of 2011, we acquired approximately 7.2 million of our outstanding common shares for $236.0 million, which exhausted the authorization under the 2010 Repurchase Program and also included repurchases under the 2011 Repurchase Program.

Our remaining repurchase authorization under the 2011 Repurchase Program was approximately $221.8 million at July 30, 2011, and is available to be utilized in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2010 Repurchase Program and the 2011 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.  The 2011 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2010 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $6.7 million and $6.2 million in the second quarter of 2011 and the second quarter of 2010, respectively, and $13.5 million and $14.0 million in the year-to-date 2011 and the year-to-date 2010, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Weighted-average fair value of stock options granted	$14.14	$13.89	$14.53	$13.68
Risk-free interest rate	1.7%	2.3%	1.8%	2.2%
Expected life (years)	4.2	4.2	4.2	4.2
Expected volatility	41.3%	43.7%	41.7%	45.7%
Expected annual forfeiture rate	1.5%	1.5%	1.5%	1.5%

The following table summarizes stock option activity for the year-to-date 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 29, 2011	3,578,683	$24.59
Granted	878,000	41.19
Exercised	(162,525)	21.34
Forfeited	(42,350)	33.58
Outstanding stock options at April 30, 2011	4,251,808	$28.05	4.9	$55,582
Granted	19,250	32.95
Exercised	(139,750)	18.39
Forfeited	(21,625)	36.26
Outstanding stock options at July 30, 2011	4,109,683	$28.36	4.7	$33,083
Vested or expected to vest at July 30, 2011	4,042,406	$28.39	4.7	$32,506
Exercisable at July 30, 2011	1,858,682	$23.01	3.6	$22,227

The stock options granted in the year-to-date 2011 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested restricted stock awards activity for the year-to-date 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 29, 2011	503,784	$35.88
Granted	532,900	41.21
Vested	(250,000)	35.92
Forfeited	(3,900)	37.50
Outstanding nonvested restricted stock at April 30, 2011	782,784	$39.48
Granted	29,139	33.28
Vested	(21,784)	34.88
Forfeited	(2,400)	38.52
Outstanding nonvested restricted stock at July 30, 2011	787,739	$39.38

The nonvested restricted stock awards granted in the year-to-date 2011 (other than the award granted to our Chairman, CEO and President, Steven S. Fishman) vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the recipient remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the recipient remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. The restricted stock will also vest on a prorated basis in the event that the recipient dies or becomes disabled after we meet the threshold financial performance objective but before the lapse of five years. On the grant date, we estimated a three-year period for vesting of the nonvested restricted stock awards granted in 2011 based on the projected achievement of the higher financial performance objective. The nonvested restricted stock award granted to Mr. Fishman in 2011 vests if we achieve a corporate financial goal for 2011 and he is employed by us on the anniversary of the grant date of the award. If either of the conditions is not achieved, the nonvested restricted stock award is forfeited. If both of the conditions are achieved, Mr. Fishman's 2011 nonvested restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K for 2011 with the SEC.

On the grant date of the 2010 awards, we estimated a two-year period for vesting based on the assumed achievement of the higher financial performance objective. In the second quarter of 2011, we changed the estimated achievement date for the higher financial performance objective from two years to three years.

In the second quarter of 2011, 21,784 common shares underlying the restricted stock awards granted to the non-employee members of our Board of Directors in 2010 vested on the trading day immediately preceding our 2011 Annual Meeting of Shareholders.  These awards were part of the annual compensation granted in 2010 to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2011, each non-employee member of our Board of Directors received an annual restricted stock award having a grant date fair value of approximately $95,000.  These restricted stock awards will vest on the earlier of (1) the trading day immediately preceding our 2012 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(in thousands)	2011	2010	2011	2010
Total intrinsic value of stock options exercised	$2,378	$1,950	$5,545	$30,406
Total fair value of restricted stock vested	721	952	11,618	31,043

The total unearned compensation cost related to all share-based awards outstanding at July 30, 2011 was approximately $42.0 million.  This compensation cost is expected to be recognized through July 2015 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from July 30, 2011.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2011	2010
Discount rate	5.7%	5.7%
Rate of increase in compensation levels	3.9%	3.5%
Expected long-term rate of return	8.0%	8.0%

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
(in thousands)
Service cost - benefits earned in the period	$486	$609	$1,106	$1,218
Interest cost on projected benefit obligation	904	814	1,748	1,628
Expected investment return on plan assets	(1,164)	(1,062)	(2,313)	(2,124)
Amortization of actuarial loss	544	554	898	1,108
Amortization of prior service cost	(8)	(9)	(17)	(18)
Amortization of transition obligation	3	3	6	6
Net periodic pension cost	$765	$909	$1,428	$1,818

We currently do not expect to contribute to the qualified defined benefit pension plan during 2011.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

We have fully reduced the provisional amount of net deferred income tax assets (including a net operating loss carryforward) of Big Lots Canada (see note 10), as well as the deferred tax benefit of the loss generated by the Canadian segment since the acquisition, by a valuation allowance as based on the weight of currently available evidence, it is more likely than not that these net deferred tax assets will not be realized.

For the year-to-date 2011, unrecognized tax benefits decreased by approximately $9.1 million related to our claims for welfare to work and work opportunity credits, which claims have either lapsed or are unlikely to be realized due to an unfavorable decision of U.S. Court of Appeals for the Federal Circuit against a similarly situated taxpayer.  Our right to file a refund claim with respect to approximately $4.2 million of the credits has lapsed and our right to file a refund claim with respect to approximately $0.7 million of the credits will lapse by December 21, 2012.  Our right to file a refund claim with respect to approximately $4.2 million of the credits may never lapse because the IRS has not issued a statutory notice of disallowance with respect to those claims; however, because our claims are unlikely to prevail in a different jurisdiction, we have decided not to pursue them.  Therefore, we are reducing our unrecognized tax benefits by the entire amount of the claims.  Because these benefits were unrecognized, the decrease will have no effect on income tax expense.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 28, 2012, based on 1) anticipated positions taken in the next 12 months, 2) expected cash and noncash settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

In June 2010, a civil collective action complaint was filed against us in the United States District Court for the Northern

District of Illinois, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Gromek matter”). The plaintiffs sought to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, interest, attorneys' fees and costs. We answered the plaintiffs' complaint on August 12, 2010. On October 15, 2010, the plaintiffs filed a motion requesting that the Court 1) conditionally certify a class of then-current and former assistant store managers employed during the prior three years, excluding those employed in California or New York, and 2) authorize the plaintiffs to send a notice of this lawsuit to those putative class members to allow them to join this lawsuit. We have opposed the plaintiffs' motion. On December 17, 2010, the Court denied the plaintiffs' motion. On February 11, 2011, we filed a motion to sever the plaintiffs' claims and transfer those claims to various venues around the country. On February 22, 2011, the Court denied our motion without prejudice and granted limited discovery. We are currently engaged in the limited discovery granted by the Court. We cannot make a determination as to the probability of a loss contingency resulting from the Gromek matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2009, a civil collective action complaint was filed against us in the United States District Court for the Western District of New York, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“New York matter”). In addition, the plaintiff seeks class action treatment under New York law relating to those assistant store managers working in the State of New York. The plaintiff sought to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, attorneys' fees and costs. On January 21, 2010, a stipulation was filed and order rendered limiting this action to current and former assistant store managers working in our New York stores. On March 2, 2010, plaintiff filed a motion for conditional class certification under federal law, class certification under state law and class notice. On May 14, 2010, we filed a memorandum in opposition to the plaintiff's motion. On January 20, 2011, the Magistrate Judge issued a recommendation that the Court deny the plaintiff's motion. On March 17, 2011, the Court adopted the Magistrate Judge's recommendation and denied the plaintiff's motion. On May 31, 2011, we entered into a confidential settlement agreement with the plaintiff to resolve the New York matter and the Court dismissed the New York matter on July 15, 2011. The New York matter was resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

In September 2006, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Seals matter"). The plaintiffs seek to recover, on their own behalf and on behalf of all other individuals who are similarly situated, damages for alleged unpaid overtime, unpaid minimum wages, wages not paid upon termination, improper wage statements, missed rest breaks, missed meal periods, reimbursement of expenses, loss of unused vacation time, and attorneys' fees and costs. On October 29, 2009, the Court denied, with prejudice, plaintiffs' class certification motion. On January 21, 2010, the plaintiffs filed a Notice of Appeal. On December 2, 2010, the California Court of Appeals notified the parties that the case was fully briefed and that a hearing for oral argument will be scheduled. On April 18, 2011, the California Court of Appeals affirmed the trial Court's decision denying class certification. A trial date for the Seals matter has been set for April 23, 2012. We cannot make a determination as to the probability of a loss contingency resulting from this lawsuit or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter"). The plaintiffs seek to recover damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys' fees and costs. In August 2010, the five plaintiffs named in the original complaint, which sought to recover damages on their own behalf and on behalf of all other individuals who were similarly situated, filed an amended complaint that removed the class and representative allegations and asserted only individual actions. We have answered the amended complaint and are engaged in discovery. On July 14, 2011, we entered into a confidential settlement agreement with one of the plaintiffs to resolve their claims and the court dismissed that plaintiff's claims on July 29, 2011. The Avitia matter is related to and overlaps the Seals matter. We cannot make a determination as to the probability of a loss contingency resulting from the Avitia matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, we currently believe the Avitia matter will be resolved without a material adverse effect on our financial condition, results of operations, and liquidity.

In February 2008, three alleged class action complaints were filed against us by a California resident (the “Caron matters”). The first was filed in the Superior Court of California, Orange County. This action is similar in nature to the Seals matter, which enabled us to successfully coordinate this matter with the Seals matter in the Superior Court of California, Los Angeles County. The second and third matters, filed in the United States District Court, Central District of California, and the Superior

Court of California, Riverside County, respectively, allege that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. The plaintiffs seek to recover, on their own behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from improper wage statements, missed rest breaks, missed meal periods, non-payment of wages at termination, reimbursement of expenses, loss of unused vacation time, and attorneys' fees and costs. We believed these two matters overlapped and we successfully consolidated the two cases before the United States District Court, Central District of California. We believe the remaining allegations also overlap some portion of the claims released through the class action settlement in the Espinosa matter, which was settled in 2008 (for further discussion of the Espinosa matter, see note 10 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009). On August 25, 2009, the Court denied, without prejudice, the plaintiffs' class certification motion. On April 21, 2010, the Court granted, with prejudice, our motion to deny class certification. Accordingly, the claims of one plaintiff remain before the Court. We cannot make a determination as to the probability of a loss contingency resulting from the Caron matters or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in these lawsuits; however, the ultimate resolution of these matters could have a material adverse effect on our financial condition, results of operations, and liquidity.

In June 2010, a representative enforcement action was filed against us in the Superior Court of California, Alameda County, alleging that we violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims (“Sample matter”). The plaintiff seeks to recover, on her behalf and on behalf of a California statewide class consisting of all other individuals who are similarly situated, damages resulting from allegedly unpaid overtime, unpaid meal period premiums, unpaid rest period premiums, unpaid business expenses, non-payment of wages at termination, untimely payment of wages, noncompliant wage statements, failure to providing seating, and attorneys' fees and costs. In July 2010, we answered the plaintiff's complaint and filed a notice of removal to the United States District Court, Northern District of California. On August 25, 2010, the plaintiff filed a motion requesting that the United States District Court, Northern District of California remand this lawsuit to the Superior Court of California, Alameda County. On November 30, 2010, the United States District Court, Northern District of California granted the plaintiff's motion to remand the Sample matter to the Superior Court of California, Alameda County. We are awaiting the scheduling of the initial case management conference. The Sample matter is similar in nature to the actions comprising the Caron matters. We cannot make a determination as to the probability of a loss contingency resulting from the Sample matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter"). The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor. We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings. On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff's motion to reconsider the Federal Court's order confirming that it granted summary judgment with prejudice. On April 6, 2010, the plaintiff appealed the Federal Court's ruling to the U.S. Court of Appeals for the Fifth Circuit. On June 22, 2010, the Texas Court of Appeals heard oral arguments in the appeal of the State Court's decision. On November 3, 2010, the Texas Court of Appeals affirmed the state court ruling. On December 17, 2010, we filed a petition for review with the Supreme Court of Texas. On April 28, 2011, oral arguments were held before the U.S. Court of Appeals for the Fifth Circuit. On July 15, 2011, the U.S. Court of Appeals for the Fifth Circuit affirmed the Federal Court's decision to dismiss the Rivera matter with prejudice in our favor. On July 26, 2011, the plaintiff filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking a rehearing which petition was denied on August 17, 2011. On August 17, 2011, the plaintiff filed a brief on the merits of the Rivera matter with the Supreme Court of Texas. We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

We are involved in other legal actions and claims arising in the ordinary course of business. We currently believe that such actions and claims, both individually and in the aggregate, will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on our financial condition, results of operations, and liquidity.

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business geographically as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(in thousands)	July 30, 2011			July 31, 2010
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,163,201	$3,934	$1,167,135	$1,142,309	$—	$1,142,309
Depreciation expense	21,349	79	21,428	18,848	—	18,848
Operating profit (loss)	60,148	(387)	59,761	63,203	—	63,203
Interest expense	(544)	(790)	(1,334)	(503)	—	(503)
Other income (expense)	42	12	54	177	—	177
Income (loss) from continuing operations before income taxes	59,646	(1,165)	58,481	62,877	—	62,877
Income tax expense	22,767	—	22,767	24,098	—	24,098
Income (loss) from continuing operations	$36,879	$(1,165)	$35,714	$38,779	$—	$38,779

	Twenty-Six Weeks Ended
(in thousands)	July 30, 2011			July 31, 2010
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$2,390,475	$3,934	$2,394,409	$2,377,471	$—	$2,377,471
Depreciation expense	42,013	79	42,092	37,948	—	37,948
Operating profit (loss)	146,446	(387)	146,059	153,278	—	153,278
Interest expense	(1,045)	(790)	(1,835)	(1,009)	—	(1,009)
Other income (expense)	154	12	166	520	—	520
Income (loss) from continuing operations before income taxes	145,555	(1,165)	144,390	152,789	—	152,789
Income tax expense	56,145	—	56,145	58,012	—	58,012
Income (loss) from continuing operations	$89,410	$(1,165)	$88,245	$94,777	$—	$94,777

(in thousands)	July 30, 2011			July 31, 2010
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,550,883	$49,535	$1,600,418	$1,589,966	$—	$1,589,966

Our U.S. segment uses the following six merchandise categories, which match our internal management and reporting of merchandise net sales:  Consumables, Furniture, Home, Seasonal, Hardlines, and Other.  The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, and occasional furniture.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Hardlines category includes the electronics, appliances, tools, and home maintenance departments.  The Other category includes the toy, jewelry, infant accessories, and apparel departments.  Other also includes the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations.

The following is net sales data by segment and category:

(In thousands)	Second Quarter		Year-to-Date
	2011	2010	2011	2010
U.S.
Consumables	$376,790	$348,109	$752,271	$710,281
Seasonal	193,603	177,360	362,940	350,582
Furniture	178,368	179,310	436,887	433,871
Home	173,240	179,071	357,131	363,243
Hardlines	157,675	163,670	307,099	316,176
Other	83,525	94,789	174,147	203,318
Total U.S.	1,163,201	1,142,309	2,390,475	2,377,471
Canada	3,934	—	3,934	—
Net sales	$1,167,135	$1,142,309	$2,394,409	$2,377,471

NOTE 10 – ACQUISITION

On July 18, 2011, the Company completed its acquisition of Liquidation World Inc. On July 19, 2011, we changed the name of Liquidation World Inc. to Big Lots Canada, Inc. ("Big Lots Canada"). Based in Brantford, Ontario, Big Lots Canada operates 88 stores in Canada and offers a broad assortment of closeout merchandise.

Under the terms of our agreement, we invested approximately $1.9 million in cash and assumed certain liabilities in order to purchase all outstanding shares, satisfy debt obligations, and acquire all assets and leasehold rights of Big Lots Canada. The results of Big Lots Canada are included in our consolidated financial statements since the acquisition date and did not have a significant impact on our results of operations during the second quarter of 2011. The acquisition is immaterial to our operations as a whole and therefore no proforma disclosure of financial information has been presented. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed based on the exchange rate in effect at the date of our acquisition of Big Lots Canada.

(in thousands)
Financial assets	$3,149
Inventory	7,299
Other current assets	2,278
Property and equipment	10,172
Goodwill	21,507
Other intangibles	1,285
Debt	(16,664)
Accounts payable and accrued liabilities	(27,157)
$1,869

As discussed in note 7, we have fully reduced the provisional amount of the acquired net deferred income tax assets (including a net operating loss carryforward) of $18.3 million by a valuation allowance and, based on the weight of currently available evidence, it is more likely than not that these net deferred tax assets will not be realized.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the current economic and credit conditions, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the second quarter of 2011 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2010:

•	Comparable store sales for stores open at least two years at the beginning of 2011 decreased 1.5%.

•	Gross margin dollars decreased $1.9 million and gross margin rate decreased 100 basis points.

•	Selling and administrative expenses decreased $1.0 million. As a percentage of net sales, selling and administrative expenses decreased 80 basis points to 32.5% of sales.

•	Depreciation expense increased $2.6 million or 20 basis points to 1.8% of sales.

•	Operating profit rate decreased 40 basis points to 5.1%.

•	Diluted earnings per share from continuing operations increased from $0.48 per share to $0.50 per share, a 4% increase.

•	Inventory increased by 6.2% or $45.9 million to $780.1 million from the second quarter of 2010.

•
We acquired 7.2 million of our outstanding common shares for $236.0 million under the 2010 Repurchase Program and 2011 Repurchase Program, while our cash and cash equivalents decreased by $226.1 million and our borrowings under the 2011 Credit Agreement increased by $60.4 million as compared to April 30, 2011.

•	We completed the acquisition of Big Lots Canada.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2011 and the year-to-date 2010:

	U.S.	Canada	Total
2010
Stores open at the beginning of the fiscal year	1,361	—	1,361
Stores opened during the period	25	—	25
Stores closed during the period	(12)	—	(12)
Stores open at the end of the period	1,374	—	1,374
2011
Stores open at the beginning of the fiscal year	1,398	—	1,398
Stores opened during the period	24	—	24
Stores acquired during the period	—	89	89
Stores closed during the period	(7)	(1)	(8)
Stores open at the end of the period	1,415	88	1,503

We expect to meet our target of opening 90 new stores in the U.S. during 2011, with the majority being opened by the end of the third quarter of 2011.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.5%	59.5%	60.1%	59.4%
Gross margin	39.5%	40.5%	39.9%	40.6%
Selling and administrative expenses	32.5%	33.3%	32.0%	32.5%
Depreciation expense	1.8%	1.6%	1.8%	1.6%
Operating profit	5.1%	5.5%	6.1%	6.4%
Interest expense	(0.1)%	0.0%	(0.1)%	0.0%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Income from continuing operations before income taxes	5.0%	5.5%	6.0%	6.4%
Income tax expense	2.0%	2.1%	2.3%	2.4%
Income from continuing operations	3.1%	3.4%	3.7%	4.0%
Discontinued operations	0.0%	0.0%	0.0%	0.0%
Net income	3.1%	3.4%	3.7%	4.0%

SECOND QUARTER OF 2011 COMPARED TO SECOND QUARTER OF 2010

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the second quarter of 2011 compared to the second quarter of 2010 were as follows:

Second Quarter
	2011		2010		Change
(in thousands)
Consumables	$376,790	32.4%	$348,109	30.5%	$28,681	8.2%
Seasonal	193,603	16.6%	177,360	15.5%	16,243	9.2%
Furniture	178,368	15.3%	179,310	15.7%	(942)	(0.5)%
Home	173,240	14.9%	179,071	15.7%	(5,831)	(3.3)%
Hardlines	157,675	13.6%	163,670	14.3%	(5,995)	(3.7)%
Other	83,525	7.2%	94,789	8.3%	(11,264)	(11.9)%
Net sales	$1,163,201	100.0%	$1,142,309	100.0%	$20,892	1.8%

Net sales increased $20.9 million or 1.8% to $1,163.2 million in the second quarter of 2011, compared to $1,142.3 million in the second quarter of 2010.  The increase in net sales was principally due to the net addition of 41 stores since the end of the second quarter of 2010, which increased net sales by $36.2 million. Partially offsetting the increase in net sales was a 1.5% decrease in comparable store sales for stores open at least two years at the beginning of 2011, which decreased net sales by $15.3 million.  The Consumables and Seasonal categories had sales gains during the period. The Consumables category experienced increases in all departments, in particular food, as customers responded to our new assortments and specialty offerings.  The Seasonal category increase was due to higher sales of summer and lawn & garden items, as consumer interest occurred later in the fiscal year in 2011 due to the inclement weather in the first quarter of 2011.  The Furniture category experienced a slight decrease, as the second quarter of 2010 benefited from a few large closeout deals that were absent in the second quarter of 201l, particularly in case goods and certain Home related merchandise.  The Home category experienced declines in most departments, with the exception of domestics where new initiatives positively impacted sales in the latter part of the quarter.  The decrease in the Hardlines category was driven by a decrease in electronics, as consumer demand for electronics has been soft across the retail environment, and decreases in tools and paint as less selling square footage was allocated to those departments in 2011 as compared to 2010.  The decrease in the Other category was primarily driven by lower sales in most of our play and wear departments.

Gross Margin
Gross margin dollars decreased $3.4 million or 0.7% to $459.0 million for the second quarter of 2011, compared to $462.4 million for the second quarter of 2010.  The decrease in gross margin dollars was principally due to a lower gross margin rate, which decreased gross margin dollars by approximately $11.7 million, partially offset by the higher net sales of $20.9 million, which increased gross margin dollars by approximately $8.3 million.  Gross margin as a percentage of net sales decreased 100 basis points to 39.5% in the second quarter of 2011 compared to 40.5% in the second quarter of 2010.  The gross margin rate decrease was principally due to higher markdowns on our Seasonal category merchandise due to the slower start of net sales in the lawn & garden department in 2011 driven by the inclement weather in the first quarter of 2011, the unfavorable merchandise mix impact caused by strong sales of our lower margin Consumables category, and higher freight costs associated with higher diesel fuel costs.

Selling and Administrative Expenses
Selling and administrative expenses were $377.6 million for the second quarter of 2011, compared to $380.4 million for the second quarter of 2010.  The decrease of $2.8 million or 0.7% was primarily due to lower accrued bonus expense of $8.5 million, partially offset by increases in store rent expense of $3.4 million, professional services expense of $1.3 million, and outbound transportation expense of $1.2 million. The decrease in the accrual for bonuses was directly related to lower financial performance during the first half of 2011 as compared to our 2011 operating plan and to the first half of 2010.  Store rents increased primarily due to the net increase of 41 stores compared to the end of the second quarter of 2010. The increase in professional services expense was principally related to the costs associated with the acquisition of Big Lots Canada. The increase in outbound transportation costs was primarily driven by higher diesel fuel prices.

As a percentage of net sales, selling and administrative expenses decreased 80 basis points to 32.5% for the second quarter of 2011 compared to 33.3% for the second quarter of 2010.

Depreciation Expense
Depreciation expense increased $2.6 million to $21.4 million in the second quarter of 2011 compared to $18.8 million for the second quarter of 2010. Depreciation expense as a percentage of sales increased by 20 basis points compared to the second quarter of 2010, which is primarily the result of our capital expenditure levels in 2010 and 2011 driven by new store growth.

Canadian Segment

On July 18, 2011, we acquired Big Lots Canada, which now comprises our Canadian segment. We consolidated the results of our Canadian segment from the date of acquisition through the end of the period. Those results were not material to the consolidated results for the second quarter of 2011.

Other Performance Factors

Interest Expense
Interest expense was $1.3 million in the second quarter of 2011, compared to $0.5 million in the second quarter of 2010. The increase in interest expense was primarily due to prepayment fees that we incurred associated with the repayment of the notes payable assumed in the Big Lots Canada acquisition.

Income Taxes
The effective income tax rate for the second quarter of 2011 and the second quarter of 2010 for income from continuing operations was 38.9% and 38.3%, respectively.  The higher rate in the second quarter of 2011 was primarily due to a valuation allowance relative to the deferred tax benefit of the net loss generated by our Canadian segment.

YEAR-TO-DATE 2011 COMPARED TO YEAR-TO-DATE 2010

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2011 compared to the year-to-date 2010 were as follows:

Year-to-Date
	2011		2010		Change
(in thousands)
Consumables	$752,271	31.5%	$710,281	29.9%	$41,990	5.9%
Furniture	436,887	18.3%	433,871	18.2%	3,016	0.7%
Seasonal	362,940	15.2%	350,582	14.7%	12,358	3.5%
Home	357,131	14.9%	363,243	15.3%	(6,112)	(1.7)%
Hardlines	307,099	12.8%	316,176	13.3%	(9,077)	(2.9)%
Other	174,147	7.3%	203,318	8.6%	(29,171)	(14.3)%
Net sales	$2,390,475	100.0%	$2,377,471	100.0%	$13,004	0.5%

Net sales increased $13.0 million or 0.5% to $2,390.5 million in the year-to-date 2011, compared to $2,377.5 million in the year-to-date 2010.  The increase in net sales was principally due to the net addition of 41 stores since the end of the second quarter of 2010, which increased net sales by $68.3 million. Partially offsetting the increase in net sales was a 2.5% decrease in comparable store sales for stores open at least two years at the beginning of 2011, which decreased net sales by $55.3 million. The Consumables category experienced increases in nearly all departments, in particular food and paper products, as customers responded to our new assortments and specialty offerings. Furniture experienced a slight increase in net sales, which was driven by increased sales in the upholstery department, as customers responded to our expanded assortment of offerings, partially offset by a decrease in case goods as the year-to-date 2010 benefited from a few large closeout deals that were absent in the year-to-date 201l.  The Seasonal category increase was commensurate with the increase in the number of stores since the end of the second quarter of 2010.  The Home category experienced declines in most departments, with the exception of domestics where new initiatives positively impacted sales in the latter part of the period. The Hardlines category decrease was driven by a decrease in electronics and decreases in tools and paint as less selling square footage was allocated to the tools and paint departments in 2011 as compared to 2010.  The decrease in the Other category was primarily driven by lower sales in most of our play and wear departments, particularly in our lingerie, which was driven by the absence of a branded closeout deal in 2011 as compared to 2010, and toys departments. In addition, the Other category experienced the absence of certain drugstore closeout deals in the year-to-date 2011.

Based on the sales trends exiting the second quarter, we expect comparable store sales to be flat to slightly positive for the third quarter of 2011, which would result in approximately $1,100 million to $1,115 million in net sales.

We expect comparable store sales to increase slightly for the fourth quarter of 2011.  Our fourth quarter forecast is based on recent sales trends and one additional shopping day between the Thanksgiving and Christmas holidays.

Gross Margin
Gross margin dollars decreased $11.2 million or 1.2% to $953.2 million for the year-to-date 2011, compared to $964.4 million for the year-to-date 2010.  The decrease in gross margin dollars was principally due to the decrease in gross margin rate which decreased gross margin dollars by approximately $16.5 million. Partially offsetting the decrease in gross margin rate was the increase in net sales which increased gross margin dollars by approximately $5.3 million.  Gross margin as a percentage of net sales decreased 70 basis points to 39.9% in the year-to-date 2011 compared to 40.6% in the year-to-date 2010.  The gross margin rate decrease was principally due to the unfavorable merchandise mix impact caused by the strong sales of our lower margin Consumables category, higher markdowns as a percentage of net sales, particularly in Seasonal merchandise in the second quarter of 2011, and higher domestic freight costs, driven by higher diesel fuel prices.

In the third and fourth quarters of 2011, we expect our gross margin rate will be lower than the gross margin rates in the third and fourth quarters of 2010, respectively.  The lower expected gross margin rate is based on the expectation of higher markdowns for promotional activities as well as activities to exit certain slower moving programs, an unfavorable merchandise mix as compared to the third and fourth quarters of 2010, and continued higher freight costs.

Selling and Administrative Expenses
Selling and administrative expenses were $764.7 million for the year-to-date 2011, compared to $773.2 million for the year-to-date 2010.  The decrease of $8.5 million or 1.1% was primarily due to lower accrued bonus expense of $17.0 million, partially offset by increases in store rent expense of $6.6 million and credit card/bank fees of $3.0 million. The decrease in the accrual for bonuses was directly related to lower financial performance during the year-to-date 2011 as compared to our operating targets and to the year-to-date 2010.  Store rents increased primarily due to the net increase of 41 stores compared to the end of the second quarter of 2010. Credit card/bank fees increased as a result of rate increases enacted by debit card network providers in the second quarter of 2010 and from the increased sales.

As a percentage of net sales, selling and administrative expenses decreased by 50 basis points to 32.0% for the year-to-date 2011 compared to 32.5% for the year-to-date 2010.

In the third quarter of 2011, we expect our selling and administrative expenses as a percentage of net sales will be slightly favorable compared to the third quarter of 2010.  We expect to have a leveraging impact from our forecasted flat to slightly positive comparable store sales.

We expect the fourth quarter of 2011 selling and administrative expenses as a percent of net sales to be lower than the fourth quarter of 2010, as selling and administrative expenses will leverage on the forecast of a slight increase in comparable store sales.

Depreciation Expense
Depreciation expense increased $4.1 million to $42.0 million in the year-to-date 2011 compared to $37.9 million for the year-to-date 2010. Depreciation expense as a percentage of sales increased by 20 basis points compared to last year, which is primarily the result of our capital expenditure levels in 2010 and year-to-date 2011 driven by the growth in the number of our new store locations.

During the second half of 2011, we expect that depreciation expense will increase as compared to the second half of 2010 as we invest the remaining forecasted capital expenditures associated with new stores openings, maintenance of existing stores and distribution centers, and certain strategic initiatives. Depreciation expense continues to be forecasted in the range of $90 million to $95 million. Capital expenditures continue to be forecasted in the range of $125 million to $130 million for 2011.

Canadian Segment

On July 18, 2011, we acquired Big Lots Canada, which now comprises our Canadian segment. We consolidated the results of our Canadian segment from the date of acquisition through the end of the period. Those results were not material to the consolidated results for the year-to-date 2011.

Throughout the balance of fiscal 2011, we expect to incur operating losses as we replenish inventory, add resources to the Canadian operations, and invest in the physical plant and maintenance of our Canadian store locations. In the third quarter of 2011, we expect Big Lots Canada to generate sales of approximately $14 million to $17 million while incurring an operating loss of approximately $10 million to $12 million. In the fourth quarter of 2011, we expect Big Lots Canada to generate sales of approximately $20 million to $23 million while incurring an operating loss of approximately $8 million to $10 million.

Other Performance Factors

Interest Expense
Interest expense increased $0.8 million to $1.8 million in the year-to-date 2011 compared to $1.0 million in the year-to-date 2010.  The increase in interest expense was primarily due to prepayment fees that we incurred associated with the repayment of the notes payable assumed in the Big Lots Canada acquisition.  We had total average borrowings (including capital leases) of $8.6 million in the year-to-date 2011 compared to total average borrowings of $3.1 million in the year-to-date 2010. Borrowings increased as a result of the execution of the 2011 Repurchase Program and the acquisition of Big Lots Canada. In the third and fourth quarters, we estimate that our interest expense will be higher than the third and fourth quarters of 2010 as we expect to carry higher average borrowings driven by the impact of our execution of the 2011 Repurchase Program and investments in our Canadian operations.

Income Taxes
The effective income tax rate for the year-to-date 2011 and the year-to-date 2010 for income from continuing operations was 38.9% and 38.0%, respectively.  The higher rate in the year-to-date 2011 was primarily due to a decrease in the recognition of tax benefits related to the settlement of uncertain tax positions and to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment. Our forecasted tax rate for U.S. operations for fiscal 2011 is in the range of 38% to 39%. Given that we expect to incur net losses for Big Lots Canada with no corresponding tax benefit due to a valuation allowance, our consolidated tax rate is forecasted in the range of 40% to 41%.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement is scheduled to expire on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $2.7 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2009 Credit Agreement.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At July 30, 2011, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At July 30, 2011, we had $60.4 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $576.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $63.0 million.  We anticipate total indebtedness under the 2011 Credit Agreement will be less than $400 million through December 15, 2011, which includes outstanding letters of credit and the estimated impact of cash needs of Big Lots

Canada, but excludes the impact of fully executing the 2011 Repurchase Program.

Cash provided by operating activities decreased by $27.1 million to $110.6 million in the year-to-date 2011 compared to $137.7 million in the year-to-date 2010.  The decrease was principally driven by the $19.9 million reduction in income taxes payable. The Company was required to remit higher estimated tax payments during the second quarter of 2011 than the second quarter of 2010, which resulted in a net prepaid tax position at July 30, 2011 as compared to a net taxes payable position at July 31, 2010. Additionally, we generated net income of $88.2 million in the year-to-date 2011 which was $6.6 million lower than the net income in the year-to-date 2010.

Cash used in investing activities decreased by $12.4 million to $37.9 million in the year-to-date 2011 compared to $50.3 million in the year-to-date 2010.  The decrease was primarily due to the return of our $8.0 million deposit with an insurance carrier from a restricted account in the second quarter of 2011 that was initially deposited in the second quarter of 2010; therefore generating a $16.0 million change in cash flow from the year-to-date 2010 to the year-to-date 2011. The decrease was partially offset by an increase of $4.9 million in capital expenditures to $47.5 million in the year-to-date 2011 compared to $42.6 million in the year-to-date 2010.

Cash used in financing activities decreased by $8.0 million to $192.4 million in the year-to-date 2011 compared to $200.4 million in the year-to-date 2010.  The primary driver of cash used in financing activities in the year-to-date 2011 and the year-to-date 2010 was our share repurchase activities. In the year-to-date 2011, we acquired $236.0 million of our common shares ($57.8 million under the 2010 Repurchase Program and $178.2 million under the 2011 Repurchase Program), as compared to the $233.8 million of our common shares we acquired in the year-to-date 2010 under the 2010 Repurchase Program. In addition, during the second quarter of 2011, we used $16.7 million to repay the outstanding notes payable that we assumed in the acquisition of Big Lots Canada.  In the year-to-date 2011, cash used in our repurchase activity was partially funded by proceeds from borrowings under the bank credit facility of $60.4 million.  In the year-to-date 2010, cash used in our repurchase activity was partially offset by the exercise of stock options, which resulted in proceeds of $30.0 million and tax benefits of $13.3 million.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $145 million for 2011, which includes $40 million in replenishing the inventory, as well as funding the expected operating loss, of our recently acquired Canadian operations.

Other than the matters discussed in Item 1A (Risk Factors) of our 2010 Form 10-K or as otherwise discussed herein, we are not aware of any current trends, events, demands, commitments, or uncertainties that reasonably can be expected to have a material impact on our capital resources or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2010 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are either set forth below or outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2010 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Goodwill
Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

On an annual basis, we must review our goodwill for potential impairment. We conduct an impairment review which consists of preparing discounted cash flow models to estimate the fair value of our reporting segments. Determining the fair value of a reporting segment involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our estimates of fair value on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2011 Credit Agreement. An increase or decrease of 1% in interest rates would not have a material effect on our financial condition, results of operations, or liquidity.
Through the acquisition of Big Lots Canada, we are subject to market risks associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. An increase or decrease of 1% in foreign currency exchange rates would not have a material effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control over Financial Reporting
During the second quarter of 2011, we completed our acquisition of Big Lots Canada, thus inheriting their financial systems. The acquisition required us to modify our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). However, Big Lots Canada will be excluded from management's report on internal control over financial reporting this fiscal year. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 8 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the second quarter of 2011, there were no material changes to the risk factors previously disclosed in our 2010 Form 10-K, except for the addition of the risk factor set forth below.

The expansion of our retail operations into Canada could adversely affect our financial results.

Our acquisition of Big Lots Canada is our first expansion outside of the U.S. The effective execution of our strategy is contingent on our ability to design marketing, promotional and merchandising programs that positively differentiate us from other retailers in Canada. Additionally, our ability to enhance the performance of the Big Lots Canada operations depends on our ability to recruit, hire, and retain qualified associates and integrate our operating practices and merchandising strategies into the Big Lots Canada's locations. Access to local suppliers of certain types of goods may limit our ability to offer a full assortment of merchandise. If we do not effectively execute our strategy and integration plans for Canada, our financial performance could be adversely affected.

The execution of our strategy in Canada will require the time and resources of both the Canadian and U.S. management teams. Our ability to appropriately allocate that time between these two segments is critical to ensure a continued execution of our strategic plans and initiatives in our U.S. operations. If we do not effectively allocate our time and resources, our financial performance could be adversely affected.

Additionally, we now must operate under and comply with a Canadian legal system and regulatory environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 - May 28, 2011	—	$—	—	$457,832
May 29, 2011 - June 25, 2011	7,089	32.68	7,089	226,149
June 26, 2011 - July 30, 2011	134	32.44	134	221,805
Total	7,223	$32.67	7,223	$221,805

(1)
The 2010 Repurchase Program is comprised of a December 2009 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares and a March 2010 authorization by our Board of Directors for the repurchase of up to an additional $250.0 million of our common shares.  During the second quarter of 2011, we purchased approximately $57.8 million of our common shares under the 2010 Repurchase Program, which exhausted the program. The 2011 Repurchase Program is comprised of a May 2011 authorization by our Board of Directors for the repurchase of up to $400.0 million of our common shares.  The 2011 Repurchase Program has no scheduled termination date. Since the inception of the 2011 Repurchase Program, we have purchased approximately $178.2 million of our common shares under the 2011 Repurchase Program.

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

Dated: September 7, 2011

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)