Form 10-Q
period 2011-10-29
BIG LOTS INC
filed 2011-12-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 2, 2011, was 65,602,976.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 29, 2011

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$1,138,286	$1,055,830	$3,532,695	$3,433,301
Cost of sales (exclusive of depreciation expense shown separately below)	693,926	627,723	2,133,670	2,040,814
Gross margin	444,360	428,107	1,399,025	1,392,487
Selling and administrative expenses	412,581	381,620	1,179,095	1,154,774
Depreciation expense	22,873	19,584	64,965	57,532
Operating profit	8,906	26,903	154,965	180,181
Interest expense	(922)	(756)	(2,757)	(1,765)
Other income (expense)	(219)	51	(53)	571
Income from continuing operations before income taxes	7,765	26,198	152,155	178,987
Income tax expense	3,524	8,453	59,669	66,465
Income from continuing operations	4,241	17,745	92,486	112,522
Loss from discontinued operations, net of tax benefit of $33, $33, $93, and $34, respectively	(51)	(51)	(142)	(53)
Net income	$4,190	$17,694	$92,344	$112,469

Earnings per common share - basic
Continuing operations	$0.07	$0.24	$1.33	$1.43
Discontinued operations	—	—	—	—
	$0.06	$0.23	$1.32	$1.43

Earnings per common share - diluted
Continuing operations	$0.06	$0.23	$1.31	$1.41
Discontinued operations	—	—	—	—
	$0.06	$0.23	$1.30	$1.41

Weighted-average common shares outstanding:
Basic	64,949	75,481	69,708	78,627
Dilutive effect of share-based awards	982	888	1,058	975
Diluted	65,931	76,369	70,766	79,602

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	October 29, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$59,947	$177,539
Inventories	1,100,457	762,146
Deferred income taxes	50,005	50,252
Other current assets	101,465	61,782
Total current assets	1,311,874	1,051,719
Property and equipment - net	578,856	524,906
Deferred income taxes	10,480	6,666
Restricted cash	—	8,000
Goodwill	12,423	—
Other assets	49,288	28,308
Total assets	$1,962,921	$1,619,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549,724	$302,818
Property, payroll, and other taxes	82,580	75,401
Accrued operating expenses	69,116	53,771
Insurance reserves	37,124	37,741
KB bankruptcy lease obligation	3,233	3,552
Accrued salaries and wages	26,115	43,433
Income taxes payable	811	25,215
Total current liabilities	768,703	541,931
Long-term obligations	285,100	—
Deferred rent	59,371	42,037
Insurance reserves	47,415	46,145
Unrecognized tax benefits	16,970	19,142
Other liabilities	35,157	23,551
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 64,694 shares and 73,894 shares, respectively	1,175	1,175
Treasury shares - 52,801 shares and 43,601 shares, respectively, at cost	(1,381,678)	(1,079,130)
Additional paid-in capital	536,808	523,341
Retained earnings	1,604,221	1,511,877
Accumulated other comprehensive loss	(10,321)	(10,470)
Total shareholders' equity	750,205	946,793
Total liabilities and shareholders' equity	$1,962,921	$1,619,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 30, 2010	81,922	$1,175	35,573	$(791,042)	$515,061	$1,289,353	$(13,135)	$1,001,412
Net income	—	—	—	—	—	112,469	—	112,469
Other comprehensive income:
Amortization of pension, net of tax of $(658)	—	—	—	—	—	—	988	988
Comprehensive income	—	—	—	—	—	—	—	113,457
Purchases of common shares	(9,763)	—	9,763	(350,806)	—	—	—	(350,806)
Exercise of stock options	1,794	—	(1,794)	41,953	(9,631)	—	—	32,322
Restricted shares vested	845	—	(845)	20,367	(20,367)	—	—	—
Tax benefit from share-based awards	—	—	—	—	13,697	—	—	13,697
Share activity related to deferred compensation plan	3	—	(3)	14	83	—	—	97
Share-based employee compensation expense	—	—	—	—	19,729	—	—	19,729
Balance - October 30, 2010	74,801	1,175	42,694	(1,079,514)	518,572	1,401,822	(12,147)	829,908
Net income	—	—	—	—	—	110,055	—	110,055
Other comprehensive income:
Amortization of pension, net of tax of $(211)	—	—	—	—	—	—	340	340
Valuation adjustment of pension, net of tax of $(876)	—	—	—	—	—	—	1,337	1,337
Comprehensive income	—	—	—	—	—	—	—	111,732
Purchases of common shares	(923)	—	923	(17)	—	—	—	(17)
Exercise of stock options	14	—	(14)	332	(142)	—	—	190
Restricted shares vested	2	—	(2)	70	(70)	—	—	—
Tax benefit from share-based awards	—	—	—	—	82	—	—	82
Share activity related to deferred compensation plan	—	—	—	(1)	—	—	—	(1)
Share-based employee compensation expense	—	—	—	—	4,899	—	—	4,899
Balance - January 29, 2011	73,894	1,175	43,601	(1,079,130)	523,341	1,511,877	(10,470)	946,793
Net income	—	—	—	—	—	92,344	—	92,344
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(831)	(831)
Amortization of pension, net of tax of $(527)	—	—	—	—	—	—	804	804
Valuation adjustment of pension, net of tax of $(115)	—	—	—	—	—	—	176	176
Comprehensive income	—	—	—	—	—	—	—	92,493
Purchases of common shares	(9,806)	—	9,806	(317,721)	—	—	—	(317,721)
Exercise of stock options	334	—	(334)	8,429	(1,879)	—	—	6,550
Restricted shares vested	271	—	(271)	6,731	(6,731)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,257	—	—	2,257
Share activity related to deferred compensation plan	1	—	(1)	13	107	—	—	120
Share-based employee compensation expense	—	—	—	—	19,713	—	—	19,713
Balance - October 29, 2011	64,694	$1,175	52,801	$(1,381,678)	$536,808	$1,604,221	$(10,321)	$750,205

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Operating activities:
Net income	$92,344	$112,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,905	54,417
Deferred income taxes	(3,972)	3,277
Loss on disposition of equipment	1,214	560
Non-cash share-based compensation expense	19,713	19,729
Pension expense, net of contributions	1,316	2,426
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	(330,419)	(275,048)
Accounts payable	230,778	160,034
Current income taxes	(50,858)	(40,851)
Other current assets	(15,053)	(15,390)
Other current liabilities	(4,976)	(2,428)
Other assets	(1,790)	(2,954)
Other liabilities	25,362	19,975
Net cash provided by operating activities	19,564	36,216
Investing activities:
Capital expenditures	(102,319)	(83,870)
Cash proceeds from sale of property and equipment	645	1,043
Purchase of business, net of cash acquired	1,758	—
Return from (Deposit in) restricted account	8,000	(8,000)
Other	1	(287)
Net cash used in investing activities	(91,915)	(91,114)
Financing activities:
Net proceeds from borrowings under bank credit facility	285,100	128,500
Payment of notes payable	(16,664)	—
Payment of capital lease obligations	(1,502)	(1,865)
Proceeds from the exercise of stock options	6,550	32,322
Excess tax benefit from share-based awards	2,257	13,697
Deferred bank credit facility fees paid	(2,970)	—
Payment for treasury shares acquired	(317,721)	(350,806)
Other	120	97
Net cash used in financing activities	(44,830)	(178,055)
Impact of foreign currency on cash	(411)	—
Decrease in cash and cash equivalents	(117,592)	(232,953)
Cash and cash equivalents:
Beginning of period	177,539	283,733
End of period	$59,947	$50,780
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,949	$167
Cash paid for income taxes, excluding impact of refunds	$111,934	$89,407
Non-cash activity:
Assets acquired under capital leases	$2,925	$—
Accrued property and equipment	$15,275	$14,051
Notes payable assumed in acquisition	$16,664	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At October 29, 2011, we operated 1,530 stores in 2 countries: the United States of America ("U.S.") and Canada.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2011 (“2011”) is comprised of the 52 weeks that began on January 30, 2011 and will end on January 28, 2012.  Fiscal year 2010 (“2010”) was comprised of the 52 weeks that began on January 31, 2010 and ended on January 29, 2011.  The fiscal quarters ended October 29, 2011 (“third quarter of 2011”) and October 30, 2010 (“third quarter of 2010”) were both comprised of 13 weeks.  The year-to-date periods ended October 29, 2011 (“year-to-date 2011”) and October 30, 2010 (“year-to-date 2010”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $42.3 million and $38.2 million for the third quarter of 2011 and the third quarter of 2010, respectively, and $119.4 million and $115.5 million for the year-to-date 2011 and the year-to-date 2010, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $19.8 million and $16.4 million for the third quarter of 2011 and the third quarter of 2010, respectively, and $58.0 million and $54.5 million for the year-to-date 2011 and the year-to-date 2010, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were not significant for the third quarter of 2011 or the year-to-date 2011.

Goodwill
Instead of being amortized, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Discounted cash flow models are used in determining fair value for purposes of goodwill impairment tests. We will perform our annual impairment testing during our second fiscal quarter.

Reclassifications
In the third quarter of 2011, we realigned the merchandise categories in our U.S. segment to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the third quarter of 2011, we reported sales in the former Hardlines category and the former Other category. We moved the electronics department out of the former Hardlines category and repositioned it in the former Other category, which was renamed Play n' Wear. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the former Other category and repositioned them in the former Hardlines category, which was renamed Hardlines & Other. Additionally, we reclassified the results of prior periods to reflect this realignment of our merchandise categories.

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

The 2011 Credit Agreement expires on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2009 Credit Agreement.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 29, 2011, we were in compliance with the covenants of the 2011 Credit Agreement. At October 29, 2011, we had borrowings of $285.1 million and $56.7 million was committed to outstanding letters of credit, leaving $358.2 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $19.7 million and $19.2 million at October 29, 2011 and January 29, 2011, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $60.3 million at January 29, 2011, stated at cost, which approximates fair value. We had no such deposits at October 29, 2011.

At October 29, 2011 and January 29, 2011, cash and cash equivalents carried at fair value was comprised of the following:

	October 29, 2011
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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at October 29, 2011 or October 30, 2010, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the third quarter of 2011 and the third quarter of 2010, 1.8 million and 1.0 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2011 and the year-to-date 2010, 1.5 million and 0.9 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
In December 2009, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150.0 million of our common shares.  On March 2, 2010, our Board of Directors authorized a $250.0 million increase to our repurchase program bringing the total authorization to $400.0 million (collectively, the “2010 Repurchase Program”). On May 25, 2011, our Board of Directors authorized a share repurchase program providing for the repurchase of up to an additional $400.0 million of our common shares (“2011 Repurchase Program”).

During the third quarter of 2011 and the year-to-date 2011, we acquired approximately 2.5 million and 9.7 million, respectively, of our outstanding common shares for $77.1 million and $313.1 million, respectively, which exhausted the authorization under the 2010 Repurchase Program and also included repurchases under the 2011 Repurchase Program.

Our remaining repurchase authorization under the 2011 Repurchase Program was approximately $144.7 million at October 29, 2011, and is available to be utilized in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.  The 2011 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2010 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $6.2 million and $5.8 million in the third quarter of 2011 and the third quarter of 2010, respectively, and $19.7 million and $19.7 million in the year-to-date 2011 and the year-to-date 2010, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Weighted-average fair value of stock options granted	$10.92	$13.89	$14.44	$13.68
Risk-free interest rate	1.1%	2.3%	1.8%	2.2%
Expected life (years)	4.2	4.2	4.2	4.2
Expected volatility	40.9%	43.7%	41.7%	45.7%
Expected annual forfeiture rate	1.5%	1.5%	1.5%	1.5%

The following table summarizes stock option activity for the year-to-date 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 29, 2011	3,578,683	$24.59
Granted	878,000	41.19
Exercised	(162,525)	21.34
Forfeited	(42,350)	33.58
Outstanding stock options at April 30, 2011	4,251,808	$28.05	4.9	$55,582
Granted	19,250	32.95
Exercised	(139,750)	18.39
Forfeited	(21,625)	36.26
Outstanding stock options at July 30, 2011	4,109,683	$28.36	4.7	$33,083
Granted	15,000	$31.47
Exercised	(31,425)	$16.29
Forfeited	(22,025)	$35.58
Outstanding stock options at October 29, 2011	4,071,233	$28.43	4.5	$40,548
Vested or expected to vest at October 29, 2011	4,004,820	$28.46	4.5	$39,823
Exercisable at October 29, 2011	1,832,732	$23.15	3.3	$26,574

The stock options granted in the year-to-date 2011 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested restricted stock awards activity for the year-to-date 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 29, 2011	503,784	$35.88
Granted	532,900	41.21
Vested	(250,000)	35.92
Forfeited	(3,900)	37.50
Outstanding nonvested restricted stock at April 30, 2011	782,784	$39.48
Granted	29,139	33.28
Vested	(21,784)	34.88
Forfeited	(2,400)	38.52
Outstanding nonvested restricted stock at July 30, 2011	787,739	$39.38
Granted	1,800	31.47
Vested	—	—
Forfeited	(2,400)	38.52
Outstanding nonvested restricted stock at October 29, 2011	787,139	$39.37

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

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(in thousands)	2011	2010	2011	2010
Total intrinsic value of stock options exercised	$574	$1,915	$6,119	$32,321
Total fair value of restricted stock vested	—	28	11,618	31,071

The total unearned compensation cost related to all share-based awards outstanding at October 29, 2011 was approximately $35.9 million.  This compensation cost is expected to be recognized through September 2015 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from October 29, 2011.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2011	2010
Discount rate	5.7%	5.7%
Rate of increase in compensation levels	3.9%	3.5%
Expected long-term rate of return	8.0%	8.0%

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
(in thousands)
Service cost - benefits earned in the period	$552	$607	$1,658	$1,825
Interest cost on projected benefit obligation	874	813	2,622	2,441
Expected investment return on plan assets	(1,157)	(1,062)	(3,470)	(3,186)
Amortization of actuarial loss	449	554	1,347	1,662
Amortization of prior service cost	(9)	(8)	(26)	(26)
Amortization of transition obligation	4	4	10	10
Settlement loss	291	—	291	—
Net periodic pension cost	$1,004	$908	$2,432	$2,726

We currently do not expect to contribute to the qualified defined benefit pension plan during 2011.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

Based on the weight of currently available evidence, we have fully reduced the provisional amount of net deferred income tax assets (including a net operating loss carryforward) of Big Lots Canada (see note 10), as well as the deferred tax benefit of the loss generated by the Canadian segment since the acquisition, by a valuation allowance.

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 27, 2012, based on 1) anticipated positions taken in the next 12 months, 2) expected cash and noncash settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

In June 2010, a civil collective action complaint was filed against us in the United States District Court for the Northern District of Illinois, alleging that we violated the Fair Labor Standards Act by misclassifying assistant store managers as exempt employees (“Gromek matter”). The plaintiffs seek to recover, on behalf of themselves and all other individuals who were similarly situated, alleged unpaid overtime compensation, as well as liquidated damages, interest, attorneys' fees and costs. We answered the plaintiffs' complaint on August 12, 2010. On October 15, 2010, the plaintiffs filed a motion requesting that the Court 1) conditionally certify a class of then-current and former assistant store managers employed during the prior three years, excluding those employed in California or New York, and 2) authorize the plaintiffs to send a notice of this lawsuit to those putative class members to allow them to join this lawsuit. On December 17, 2010, the Court denied the plaintiffs' motion. On February 11, 2011, we filed a motion to sever the plaintiffs' claims and transfer those claims to various venues around the country. On February 22, 2011, the Court denied our motion without prejudice and granted limited discovery. We are currently engaged in the limited discovery granted by the Court. We cannot make a determination as to the probability of a loss contingency resulting from the Gromek matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, we currently believe that the Gromek matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

In April 2010, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws by misclassifying California store managers as exempt employees ("Avitia matter"). The plaintiffs seek to recover damages for alleged unpaid wages and overtime, untimely paid wages at separation, improper wage statements, and attorneys' fees and costs. In August 2010, the five plaintiffs named in the original complaint, which sought to recover damages on their own behalf and on behalf of all other individuals who were similarly situated, filed an amended complaint that removed the class and representative allegations and asserted only individual actions. On July 14, 2011, we entered into a confidential settlement agreement with one of the plaintiffs and the court dismissed that plaintiff's claims on July 29, 2011. In September 2011, we entered into confidential settlement agreements with the four remaining plaintiffs and the court dismissed those plaintiffs' claims on October 4, 2011. The Avitia matter was resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

In February 2011, a class action complaint was filed against us in the Superior Court of California, Los Angeles County, alleging that we violated certain California wage and hour laws (“Martinez matter”). The plaintiffs seek to recover, on behalf of the named plaintiff and a California statewide class consisting of all other similarly situated current and former warehouse employees, damages for alleged missed meal periods, unpaid meal period premiums, unpaid overtime, unpaid vested vacation, unpaid wages at termination, untimely payment of wages, noncompliant wage statements, failure to keep accurate payroll records, and attorneys' fees and costs. We answered the plaintiff's complaint on March 25, 2011. The parties are engaged in discovery. We cannot make a determination as to the probability of a loss contingency resulting from the Martinez matter or the estimated range of possible loss, if any. We intend to vigorously defend ourselves against the allegations levied in this lawsuit; however, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores ("Rivera matter"). The Rivera matter was removed to the United States District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest, which brings the total claim against us to approximately $3.4 million. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that the January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor. We appealed the State Court's decision and asked the Federal Court to issue an injunction against the State Court's proceedings. On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff's motion to reconsider the Federal Court's order confirming that it granted summary judgment with prejudice. On April 6, 2010, the plaintiff appealed the Federal Court's ruling to the U.S. Court of Appeals for the Fifth Circuit. On June 22, 2010, the Texas Court of Appeals heard oral arguments in the appeal of the State Court's decision. On November 3, 2010, the Texas Court of Appeals affirmed the state court ruling. On December 17, 2010, we filed a petition for review with the Supreme Court of Texas. On April 28, 2011, oral arguments were held before the U.S. Court of Appeals for the Fifth Circuit. On July 15, 2011, the U.S. Court of Appeals for the Fifth Circuit affirmed the Federal Court's decision to dismiss the Rivera matter with prejudice in our favor. On July 26, 2011, the plaintiff filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking a rehearing which petition was denied on August 17, 2011. On August 17, 2011, the plaintiff filed a brief on the merits of the Rivera matter with the Supreme Court of Texas. The Supreme Court of Texas granted our petition for review and oral arguments will be heard on January 11, 2012. We cannot make a determination as to the probability of a loss contingency resulting from the Rivera matter; however, we currently believe that the Rivera matter will be resolved without a material adverse effect on our financial condition, results of operations, or liquidity.

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

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(in thousands)	October 29, 2011			October 30, 2010
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,116,756	$21,530	$1,138,286	$1,055,830	$—	$1,055,830
Depreciation expense	22,384	489	22,873	19,584	—	19,584
Operating profit (loss)	15,788	(6,882)	8,906	26,903	—	26,903
Interest expense	(921)	(1)	(922)	(756)	—	(756)
Other income (expense)	9	(228)	(219)	51	—	51
Income (loss) from continuing operations before income taxes	14,876	(7,111)	7,765	26,198	—	26,198
Income tax expense	3,524	—	3,524	8,453	—	8,453
Income (loss) from continuing operations	$11,352	$(7,111)	$4,241	$17,745	$—	$17,745

	Thirty-Nine Weeks Ended
(in thousands)	October 29, 2011			October 30, 2010
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$3,507,231	$25,464	$3,532,695	$3,433,301	$—	$3,433,301
Depreciation expense	64,397	568	64,965	57,532	—	57,532
Operating profit (loss)	162,234	(7,269)	154,965	180,181	—	180,181
Interest expense	(1,966)	(791)	(2,757)	(1,765)	—	(1,765)
Other income (expense)	163	(216)	(53)	571	—	571
Income (loss) from continuing operations before income taxes	160,431	(8,276)	152,155	178,987	—	178,987
Income tax expense	59,669	—	59,669	66,465	—	66,465
Income (loss) from continuing operations	$100,762	$(8,276)	$92,486	$112,522	$—	$112,522

(in thousands)	October 29, 2011			January 29, 2011
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,908,235	$54,686	$1,962,921	$1,619,599	$—	$1,619,599

Our U.S. segment uses the following six merchandise categories, which match our internal management and reporting of merchandise net sales:  Consumables, Furniture, Home, Seasonal, Play n' Wear, and Hardlines & Other.  The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, fireplaces, and other occasional furniture.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Play n' Wear category includes the electronics, toy, jewelry, infant accessories, and apparel departments.  The Hardlines & Other category includes the appliances, tools, paint, and home maintenance departments, as well as the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations. In the third quarter of 2011, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. As discussed in the Reclassifications section of note 1 to the accompanying consolidated financial statements, the categories formerly known as Hardlines and Other are now known as Play n' Wear and Hardlines & Other.

The following is net sales data by segment and category:

(In thousands)	Third Quarter		Year-to-Date
	2011	2010	2011	2010
U.S.
Consumables	$384,443	$345,206	$1,136,713	$1,055,487
Furniture	210,440	193,403	647,327	627,274
Home	196,962	187,241	554,093	550,484
Seasonal	79,994	81,402	442,935	431,984
Play n' Wear	144,887	153,153	423,658	459,829
Hardlines & Other	100,030	95,425	302,505	308,243
Total U.S.	1,116,756	1,055,830	3,507,231	3,433,301
Canada	21,530	—	25,464	—
Net sales	$1,138,286	$1,055,830	$3,532,695	$3,433,301

NOTE 10 – ACQUISITION

On July 18, 2011, the Company completed its acquisition of Liquidation World Inc. Under the terms of our acquisition agreement, we invested approximately $1.9 million in cash to purchase all outstanding shares of Liquidation World Inc. As part of the acquisition, we assumed the liabilities and acquired all assets and leasehold rights of Liquidation World Inc.

On July 19, 2011, we changed the name of Liquidation World Inc. to Big Lots Canada, Inc. ("Big Lots Canada"). Based in Brantford, Ontario, Big Lots Canada offers a broad assortment of closeout merchandise. At October 29, 2011, Big Lots Canada operated 85 stores in Canada.

The results of Big Lots Canada are included in our consolidated financial statements since the acquisition date. The acquisition is immaterial to our operations as a whole and therefore no proforma disclosure of financial information has been presented. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed based on the exchange rate in effect at the date of our acquisition of Big Lots Canada.

(in thousands)
	Preliminary Allocation	Revisions	Allocation As Revised
Financial assets	$3,149	$715	$3,864
Inventory	7,299	820	8,119
Other current assets	2,278	85	2,363
Property and equipment	10,172	15	10,187
Goodwill	21,507	(8,873)	12,634
Other intangibles	1,285	2,071	3,356
Debt	(16,664)	—	(16,664)
Accounts payable and accrued liabilities	(27,157)	5,167	(21,990)
	$1,869		$1,869

As discussed in note 7, and based on the weight of currently available evidence, we have fully reduced the provisional amount of the acquired net deferred income tax assets (including a net operating loss carryforward) of $17.5 million by a valuation allowance.

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill, which is generally not deductible for income tax purposes, for the year-to-date 2011 were as follows:

(in thousands)
Balance at January 29, 2011	$—
Goodwill from acquisition	21,507
Goodwill adjustments	(8,873)
Foreign currency impact	(211)
Balance at October 29, 2011	$12,423

The goodwill from acquisition was the result of our acquisition of Big Lots Canada in the second quarter of 2011.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "should," "may," "target," "forecast," "guidance," "outlook," and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the current economic and credit conditions, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, operating in Canada, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the third quarter of 2011 that we believe are key indicators of both our consolidated and segment operating performance when compared to the third quarter of 2010:

Consolidated Highlights

•	Net sales increased $82.5 million, or 7.8%.

•	Gross margin dollars increased $16.3 million, or 3.8%, while gross margin rate decreased 150 basis points from 40.5% to 39.0% of sales.

•	Operating profit rate decreased 170 basis points to 0.8% from 2.5%.

•	Diluted earnings per share from continuing operations decreased from $0.23 per share to $0.06 per share.

•	Inventory increased by 9.3% or $94.1 million to $1,100.5 million from the third quarter of 2010.

•	We acquired 2.5 million of our outstanding common shares for $77.1 million under the 2011 Repurchase Program.

U.S. Segment Highlights

•	Comparable store sales for stores open at least two years at the beginning of 2011 increased 1.7%.

•	Gross margin dollars increased $7.3 million, while gross margin rate decreased 150 basis points from 40.5% to 39.0% of sales.

•	Selling and administrative expenses increased $15.6 million. As a percentage of net sales, selling and administrative expenses improved 50 basis points to 35.6% of sales.

•	Operating profit rate decreased 110 basis points to 1.4%.

Canadian Segment Highlights

•	Net sales for the period were $21.5 million.

•	Operating loss was $6.9 million.

See the discussion and analysis below for additional details regarding our segments' operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2011 and the year-to-date 2010:

	U.S.	Canada	Total
2010
Stores open at the beginning of the fiscal year	1,361	—	1,361
Stores opened during the period	53	—	53
Stores closed during the period	(25)	—	(25)
Stores open at the end of the period	1,389	—	1,389
2011
Stores open at the beginning of the fiscal year	1,398	—	1,398
Stores acquired during the period	—	89	89
Stores opened during the period	69	—	69
Stores closed during the period	(22)	(4)	(26)
Stores open at the end of the period	1,445	85	1,530

We expect to open 92 new stores in the U.S. during 2011, which exceeds our original target of opening 90 new stores in the U.S. Additionally, we currently expect to close a total of 38 stores in 2011 compared to our original estimate of 45 store closings.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.0	59.5	60.4	59.4
Gross margin	39.0	40.5	39.6	40.6
Selling and administrative expenses	36.2	36.1	33.4	33.6
Depreciation expense	2.0	1.9	1.8	1.7
Operating profit	0.8	2.5	4.4	5.2
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense)	0.0	0.0	0.0	0.0
Income from continuing operations before income taxes	0.7	2.5	4.3	5.2
Income tax expense	0.3	0.8	1.7	1.9
Income from continuing operations	0.4	1.7	2.6	3.3
Discontinued operations	0.0	0.0	0.0	0.0
Net income	0.4%	1.7%	2.6%	3.3%

THIRD QUARTER OF 2011 COMPARED TO THIRD QUARTER OF 2010

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the third quarter of 2011 compared to the third quarter of 2010 were as follows:

Third Quarter
	2011		2010		Change
(in thousands)
Consumables	$384,443	34.4%	$345,206	32.7%	$39,237	11.4%
Furniture	210,440	18.8	193,403	18.3	17,037	8.8
Home	196,962	17.6	187,241	17.7	9,721	5.2
Play n' Wear	144,887	13.0	153,153	14.5	(8,266)	(5.4)
Seasonal	79,994	7.2	81,402	7.7	(1,408)	(1.7)
Hardlines & Other	100,030	9.0	95,425	9.1	4,605	4.8
Net sales	$1,116,756	100.0%	$1,055,830	100.0%	$60,926	5.8%

In the third quarter of 2011, we realigned our merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the third quarter of 2011, we reported sales in the former Hardlines category and the former Other category. We moved the electronics department out of the former Hardlines category and repositioned it in the former Other category, which was renamed Play n' Wear. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the former Other category and repositioned them in the former Hardlines category, which was renamed Hardlines & Other.

Net sales increased $60.9 million or 5.8% to $1,116.8 million in the third quarter of 2011, compared to $1,055.8 million in the third quarter of 2010.  The increase in net sales was principally due to the net addition of 56 stores since the end of the third quarter of 2010, which increased net sales by $45.1 million, and a 1.7% increase in comparable store sales for stores open at least two years at the beginning of 2011, which increased net sales by $15.8 million.  The Consumables and Furniture categories had the largest sales gains during the period. The Consumables category experienced increases in all departments, in particular food, as customers responded to exciting closeout purchases, expanded offerings in specialty foods, the recent introduction of a broader captive label assortment, and enhanced marketing efforts. The Furniture category also experienced increased sales in all departments, with mattresses being a primary driver. The increase in the Home category was led by the domestics department, where new initiatives positively impacted sales, while being partially offset by lower performance in our stationery and greeting cards departments. The primary driver of the increase in the Hardlines & Other category was an attractive assortment of branded closeout merchandise in our small appliances department. The Seasonal category decrease was primarily due to lower demand for our fall merchandise, including Halloween, harvest, and elements of fall lawn & garden.  The decrease in the Play n' Wear category was primarily driven by lower sales in our apparel and toys departments, which were partially offset by increased sales in our electronics department.

Gross Margin
Gross margin dollars increased $7.3 million or 1.7% to $435.4 million for the third quarter of 2011, compared to $428.1 million for the third quarter of 2010.  The increase in gross margin dollars was principally due to higher net sales of $60.9 million, which increased gross margin dollars by approximately $24.7 million, partially offset by a lower gross margin rate, which decreased gross margin dollars by approximately $17.4 million.  Gross margin as a percentage of net sales decreased 150 basis points to 39.0% in the third quarter of 2011 compared to 40.5% in the third quarter of 2010.  The gross margin rate decrease was principally due to higher markdowns on our Seasonal category, additional promotional events, the unfavorable merchandise mix impact caused by strong sales of our lower margin Consumables category, and lower initial mark-up on purchases.

Selling and Administrative Expenses
Selling and administrative expenses were $397.2 million for the third quarter of 2011, compared to $381.6 million for the third quarter of 2010.  The increase of $15.6 million or 4.1% was primarily due to increases in store payroll expense of $5.5 million, store occupancy expense of $4.6 million, advertising expense of $3.1 million, and outbound transportation expense of $1.9 million, partially offset by lower accrued bonus expense of $1.9 million. The increases in store payroll and store occupancy expense were primarily due to the net increase of 56 stores compared to the end of the third quarter of 2010. Advertising expense increased, in dollars, as a result of new company-wide in-store point-of-purchase presentations, support of promotional events, and certain television testing initiatives. The increase in outbound transportation costs was primarily driven by higher diesel fuel prices. The decrease in the accrual for bonuses was directly related to lower financial performance during the year-to-date 2011 as compared to the targets in our 2011 operating plan and to the year-to-date 2010, which outperformed the targets in our 2010 operating plan.

As a percentage of net sales, selling and administrative expenses decreased 50 basis points to 35.6% for the third quarter of 2011 compared to 36.1% for the third quarter of 2010.

Depreciation Expense
As expected, depreciation expense increased $2.8 million to $22.4 million in the third quarter of 2011 compared to $19.6 million for the third quarter of 2010. The increase is directly related to our new store growth, investments in systems, including SAP® for Retail, and capital spending to support and maintain our fleet of stores and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points compared to the third quarter of 2010.

Canadian Segment

Our Canadian segment's net sales were $21.5 million, which exceeded our expectations of $14 million to $17 million. The higher than expected net sales resulted in a smaller than expected operating loss of $6.9 million compared to our forecast of a $10 million to $12 million operating loss.

Other Performance Factors

Interest Expense
Interest expense was $0.9 million in the third quarter of 2011, compared to $0.8 million in the third quarter of 2010.  We had total average borrowings (including capital leases) of $190.1 million in the third quarter of 2011 compared to total average borrowings of $39.6 million in the third quarter of 2010.

Income Taxes
The effective income tax rate for the third quarter of 2011 and the third quarter of 2010 for income from continuing operations was 45.4% and 32.3%, respectively.  The higher rate was primarily the result of a full valuation allowance relative to the deferred tax benefits of our Canadian segment and the effect of U.S. income taxes on a lower pretax income base. The rate increase was partially offset by the effect of a modest net increase in favorable discrete U.S. income tax items on a lower pretax income base as discrete benefits recognized for settlement activity were tempered by a year-over-year decrease in generated state tax credit deferred tax assets.

YEAR-TO-DATE 2011 COMPARED TO YEAR-TO-DATE 2010

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2011 compared to the year-to-date 2010 were as follows:

Year-to-Date
	2011		2010		Change
(in thousands)
Consumables	$1,136,713	32.4%	$1,055,487	30.7%	$81,226	7.7%
Furniture	647,327	18.5	627,274	18.3	20,053	3.2
Home	554,093	15.8	550,484	16.0	3,609	0.7
Seasonal	442,935	12.6	431,984	12.6	10,951	2.5
Play n' Wear	423,658	12.1	459,829	13.4	(36,171)	(7.9)
Hardlines & Other	302,505	8.6	308,243	9.0	(5,738)	(1.9)
Net sales	$3,507,231	100.0%	$3,433,301	100.0%	$73,930	2.2%

Net sales increased $73.9 million or 2.2% to $3,507.2 million in the year-to-date 2011, compared to $3,433.3 million in the year-to-date 2010.  The increase in net sales was principally due to the net addition of 56 stores since the end of the third quarter of 2010, which increased net sales by $112.8 million. Partially offsetting the increase in net sales was a 1.3% decrease in comparable store sales, which decreased net sales by $38.9 million. The Consumables category experienced increases in nearly all departments, in particular food and paper products, as customers continue to respond to our new assortments and specialty offerings. The primary drivers of the sales increase in the Furniture category were the upholstery and mattresses departments, partially offset by a decrease in case goods as the year-to-date 2010 benefited from a few large closeout deals.  The Seasonal category increase was driven by the increase in the number of stores since the end of the third quarter of 2010, partially offset by a lower performance in the third quarter of 2011 in our fall seasonal departments.  The Home category experienced declines in most departments, with the exception of domestics where new initiatives have positively impacted sales in the second and third quarters of 2011.  The decrease in the Play n' Wear category was primarily driven by lower sales in most of our departments, driven by toys and lingerie. The decrease in lingerie was led by the absence of a branded closeout deal in 2011 as compared to 2010. The decrease in the Hardlines & Other category was driven by decreases in our tools and paint departments as less selling square footage was allocated to these departments in 2011 as compared to 2010. In addition, the Hardlines & Other category experienced the absence of certain drugstore closeout deals in the year-to-date 2011.

Based on early fourth quarter sales trends and recognizing we expect to benefit from an additional shopping day between the Thanksgiving and Christmas holidays, we expect comparable store sales to increase between 1% to 2% for the fourth quarter of 2011, which would result in approximately $1,590 million to $1,610 million in net sales.

Gross Margin
Gross margin dollars decreased $3.9 million or 0.3% to $1,388.6 million for the year-to-date 2011, compared to $1,392.5 million for the year-to-date 2010.  The decrease in gross margin dollars was principally due to the decrease in gross margin rate which decreased gross margin dollars by approximately $33.9 million. Partially offsetting the decrease in gross margin rate was the increase in net sales which increased gross margin dollars by approximately $30.0 million.  Gross margin as a percentage of net sales decreased 100 basis points to 39.6% in the year-to-date 2011 compared to 40.6% in the year-to-date 2010.  The gross margin rate decrease was principally due to the unfavorable merchandise mix impact caused by the strong sales of our lower margin Consumables category, higher markdowns as a percentage of net sales, lower initial mark-up on merchandise receipts, and higher domestic freight costs, driven by higher diesel fuel prices.

We expect our gross margin rate will be lower in the fourth quarter of 2011 than the gross margin rate in the fourth quarter of 2010.  The lower expected gross margin rate is based on the expectation of lower initial markups on merchandise receipts in the year-to-date 2011 as compared to the year-to-date 2010 and an unfavorable merchandise mix as compared to the fourth quarter of 2010. However, we do not anticipate the impact of markdowns as a percentage of net sales to be as pronounced as in the third quarter of 2011.

Selling and Administrative Expenses
Selling and administrative expenses were $1,162.0 million for the year-to-date 2011, compared to $1,154.8 million for the year-to-date 2010.  The increase of $7.2 million or 0.6% was primarily due to increases in store rent expense of $10.7 million, store payroll expense of $4.5 million, credit card/bank fees of $3.4 million, professional services expense of $3.7 million, and advertising expense of $3.1 million, partially offset by lower accrued bonus expense of $18.9 million.  Store payroll and store rents increased primarily due to the net increase of 56 stores compared to the end of the third quarter of 2010. Credit card/bank fees increased during the first and second quarter of 2011 as a result of rate increases enacted by debit card network providers in 2010, but this trend reversed during the third quarter of 2011 as a result of recently enacted laws and regulations. The increase in professional services expense was principally related to the costs associated with the acquisition of Big Lots Canada. The increase in advertising expense was driven by activities in the third quarter of 2011, which primarily related to the roll out of new in-store point-of-purchase presentations, support of promotional events, and certain television testing initiatives. The decrease in the accrual for bonuses was directly related to lower financial performance during the year-to-date 2011 as compared to the targets in our 2011 operating plan and to the year-to-date 2010, which outperformed the targets in our 2010 operating plan.

As a percentage of net sales, selling and administrative expenses decreased by 50 basis points to 33.1% for the year-to-date 2011 compared to 33.6% for the year-to-date 2010.

In the fourth quarter of 2011, we expect selling and administrative expenses as a percent of net sales to be lower than the fourth quarter of 2010, as selling and administrative expenses are expected to leverage on the forecast of an increase between 1% to 2% in comparable store sales.

Depreciation Expense
Depreciation expense increased $6.9 million to $64.4 million in the year-to-date 2011 compared to $57.5 million for the year-to-date 2010. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our fleet of stores and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points compared to last year.

During the fourth quarter of 2011, we expect that depreciation expense will increase as compared to the fourth quarter of 2010 as we invest the remaining forecasted capital expenditures associated with new stores openings, maintenance of existing stores and distribution centers, and certain strategic initiatives. Depreciation expense continues to be forecasted in the range of $90 million to $95 million. Capital expenditures continue to be forecasted in the range of $125 million to $130 million for 2011.

Canadian Segment

We consolidated the results of our Canadian segment from the date of acquisition (July 18, 2011) through the end of the period. A discussion of the operating performance of our Canadian segment is set forth in the "Canadian Segment" section of the comparison of results of operations of the third quarter of 2011 to the third quarter of 2010.

In the fourth quarter of 2011, we expect to incur operating losses as we continue to replenish inventory, add resources to the Canadian operations, and invest in the physical plant and maintenance of our Canadian store locations. We expect Big Lots Canada to generate sales of approximately $25 million to $30 million while incurring an operating loss of approximately $7 million to $9 million.

Other Performance Factors

Interest Expense
Interest expense increased $1.0 million to $2.8 million in the year-to-date 2011 compared to $1.8 million in the year-to-date 2010.  The increase in interest expense was primarily due to prepayment fees that we incurred in connection with our repayment of the notes payable we assumed in the Big Lots Canada acquisition.  We had total average borrowings (including capital leases) of $69.1 million in the year-to-date 2011 compared to total average borrowings of $15.3 million in the year-to-date 2010. Borrowings increased as a result of our execution of the 2011 Repurchase Program and the acquisition of Big Lots Canada. In the fourth quarter, we estimate that our interest expense will be higher than the fourth quarter of 2010 as we expect to carry higher average borrowings driven by the impact of our execution of the 2011 Repurchase Program and investments in our Canadian operations.

Income Taxes
The effective income tax rate for the year-to-date 2011 and the year-to-date 2010 for income from continuing operations was 39.2% and 37.1%, respectively.  The higher rate in the year-to-date 2011 is primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment and a decrease in the generation of state tax credit deferred tax assets. Our forecasted tax rate for U.S. operations for fiscal 2011 is in the range of 38% to 39%. Given that we expect to incur net losses for Big Lots Canada with no corresponding tax benefit due to a valuation allowance, our consolidated tax rate is forecasted in the range of 39% to 41%.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement is scheduled to expire on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2009 Credit Agreement.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 29, 2011, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At October 29, 2011, we had $285.1 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $358.2 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $56.7 million.  We anticipate through March 30, 2012 that total indebtedness under the 2011 Credit Agreement will peak in early December at less than $400 million, which includes outstanding letters of credit and the estimated impact of cash needs of Big Lots Canada, but excludes the impact of fully executing the 2011 Repurchase Program.

Cash provided by operating activities decreased by $16.6 million to $19.6 million in the year-to-date 2011 compared to $36.2 million in the year-to-date 2010.  The decrease was driven primarily by the lower net income of $92.3 million in the year-to-date 2011, which was $20.1 million lower than the net income in the year-to-date 2010. Net income in the year-to-date 2011 included $8.3 million of net loss generated by our Canadian segment.

Cash used in investing activities increased by $0.8 million to $91.9 million in the year-to-date 2011 compared to $91.1 million in the year-to-date 2010.  The increase was primarily due to an increase of $18.4 million in capital expenditures to $102.3 million in the year-to-date 2011 compared to $83.9 million in the year-to-date 2010, as more stores were opened in the year-to-date 2011 as compared to the year-to-date 2010. The increase was partially offset by the return of our $8.0 million deposit with an insurance carrier from a restricted account in the second quarter of 2011 that was initially deposited in the second quarter of 2010; therefore generating a $16.0 million change in cash flow from the year-to-date 2010 to the year-to-date 2011.

Cash used in financing activities decreased by $133.3 million to $44.8 million in the year-to-date 2011 compared to $178.1 million in the year-to-date 2010.  The primary driver of cash used in financing activities in the year-to-date 2011 and the year-to-date 2010 was our share repurchase activities. In the year-to-date 2011, we acquired $313.1 million of our common shares ($57.8 million under the 2010 Repurchase Program and $255.3 million under the 2011 Repurchase Program), as compared to the $342.2 million of our common shares we acquired in the year-to-date 2010 under the 2010 Repurchase Program. In addition, during the second quarter of 2011, we used $16.7 million to repay the outstanding notes payable in connection with our acquisition of Liquidation World Inc.  In both the year-to-date 2011 and 2010, we borrowed proceeds under the bank credit facility to partially fund our share repurchases. In the year-to-date 2011, we borrowed proceeds under the bank credit facility of $285.1 million, which was an increase of $156.6 million as compared to the year-to-date 2010.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $125 million for 2011, which includes $55 million to $60 million in replenishing the inventory, as well as funding the expected operating loss, of our recently acquired Canadian operations. The decrease in the expected cash provided by operating activities less capital expenditures from $145 million as projected in the prior quarter to $125 million is primarily driven by an increase in our estimate of the amount of cash to be used in operating activities.

Other than the matters discussed in Item 1A (Risk Factors) of our 2010 Form 10-K, in our prior quarterly filings on Form10-Q or as otherwise discussed herein, we are not aware of any current trends, events, demands, commitments, or uncertainties that reasonably can be expected to have a material impact on our capital resources or liquidity.

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

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are either set forth below or outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2010 Form 10-K or below, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Item 1A. Risk Factors

During the third quarter of 2011, there were no material changes to the risk factors previously disclosed in our 2010 Form 10-K and our Form 10-Q from the second quarter of 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2011 - August 27, 2011	2,477	$31.12	2,477	$144,737
August 28, 2011 - September 24, 2011	—	—	—	144,737
September 25, 2011 - October 29, 2011	—	—	—	144,737
Total	2,477	$31.12	2,477	$144,737

(1)
The 2011 Repurchase Program is comprised of a May 2011 authorization by our Board of Directors for the repurchase of up to $400.0 million of our common shares.  The 2011 Repurchase Program has no scheduled termination date. Since the inception of the 2011 Repurchase Program, we have purchased approximately $255.3 million of our common shares under the 2011 Repurchase Program.

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

Dated: December 7, 2011

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)