Form 10-Q
period 2012-04-28
BIG LOTS INC
filed 2012-06-06
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of May 31, 2012, was 63,704,306.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 28, 2012

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$1,294,481	$1,227,274
Cost of sales (exclusive of depreciation expense shown separately below)	782,032	733,145
Gross margin	512,449	494,129
Selling and administrative expenses	418,319	387,167
Depreciation expense	25,288	20,664
Operating profit	68,842	86,298
Interest expense	(336)	(501)
Other income (expense)	37	112
Income from continuing operations before income taxes	68,543	85,909
Income tax expense	27,763	33,378
Income from continuing operations	40,780	52,531
Loss from discontinued operations, net of tax benefit of $22 and $40, respectively	(34)	(60)
Net income	$40,746	$52,471

Earnings per common share - basic
Continuing operations	$0.64	$0.71
Discontinued operations	—	—
	$0.64	$0.71

Earnings per common share - diluted
Continuing operations	$0.63	$0.70
Discontinued operations	—	—
	$0.63	$0.70

Weighted-average common shares outstanding:
Basic	64,119	74,047
Dilutive effect of share-based awards	1,046	1,219
Diluted	65,165	75,266

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net income	$40,746	$52,471
Other comprehensive income (loss):
Foreign currency translation	659	—
Amortization of pension, net of tax $(265) and $(136), respectively	412	212
Total other comprehensive income	1,071	212
Comprehensive income	$41,817	$52,683

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$82,571	$68,547
Inventories	847,655	825,195
Deferred income taxes	45,997	42,784
Other current assets	68,646	70,130
Total current assets	1,044,869	1,006,656
Property and equipment - net	569,146	572,767
Deferred income taxes	3,402	6,549
Goodwill	15,030	12,282
Other assets	44,358	43,056
Total assets	$1,676,805	$1,641,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$433,505	$350,117
Property, payroll, and other taxes	79,106	74,396
Accrued operating expenses	100,327	56,088
Insurance reserves	35,441	35,159
KB bankruptcy lease obligation	3,069	3,115
Accrued salaries and wages	25,307	29,170
Income taxes payable	19,303	36,775
Total current liabilities	696,058	584,820
Long-term obligations	—	65,900
Deferred rent	62,016	59,320
Insurance reserves	50,811	49,794
Unrecognized tax benefits	17,274	18,681
Other liabilities	41,219	39,562
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 62,793 shares and 63,609 shares, respectively	1,175	1,175
Treasury shares - 54,702 shares and 53,886 shares, respectively, at cost	(1,479,915)	(1,423,524)
Additional paid-in capital	542,928	542,160
Retained earnings	1,759,687	1,718,941
Accumulated other comprehensive loss	(14,448)	(15,519)
Total shareholders' equity	809,427	823,233
Total liabilities and shareholders' equity	$1,676,805	$1,641,310

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 29, 2011	73,894	$1,175	43,601	$(1,079,130)	$523,341	$1,511,877	$(10,470)	$946,793
Comprehensive income	—	—	—	—	—	52,471	212	52,683
Purchases of common shares	(106)	—	106	(4,626)	—	—	—	(4,626)
Exercise of stock options	162	—	(162)	4,025	(556)	—	—	3,469
Restricted shares vested	250	—	(250)	6,191	(6,191)	—	—	—
Tax benefit from share-based awards	—	—	—	—	1,546	—	—	1,546
Share activity related to deferred compensation plan	1	—	(1)	13	107	—	—	120
Share-based employee compensation expense	—	—	—	—	6,831	—	—	6,831
Balance - April 30, 2011	74,201	1,175	43,294	(1,073,527)	525,078	1,564,348	(10,258)	1,006,816
Comprehensive income	—	—	—	—	—	154,593	(5,261)	149,332
Purchases of common shares	(10,957)	—	10,957	(359,331)	—	—	—	(359,331)
Exercise of stock options	338	—	(338)	8,775	(1,835)	—	—	6,940
Restricted shares vested	21	—	(21)	540	(540)	—	—	—
Tax benefit from share-based awards	—	—	—	—	1,155	—	—	1,155
Share activity related to deferred compensation plan	6	—	(6)	19	140	—	—	159
Share-based employee compensation expense	—	—	—	—	18,162	—	—	18,162
Balance - January 28, 2012	63,609	1,175	53,886	(1,423,524)	542,160	1,718,941	(15,519)	823,233
Comprehensive income	—	—	—	—	—	40,746	1,071	41,817
Purchases of common shares	(2,624)	—	2,624	(104,038)	—	—	—	(104,038)
Exercise of stock options	1,346	—	(1,346)	35,584	(3,334)	—	—	32,250
Restricted shares vested	455	—	(455)	12,031	(12,031)	—	—	—
Tax benefit from share-based awards	—	—	—	—	7,765	—	—	7,765
Share activity related to deferred compensation plan	7	—	(7)	32	282	—	—	314
Share-based employee compensation expense	—	—	—	—	8,086	—	—	8,086
Balance - April 28, 2012	62,793	$1,175	54,702	$(1,479,915)	$542,928	$1,759,687	$(14,448)	$809,427

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Operating activities:
Net income	$40,746	$52,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,892	19,304
Deferred income taxes	(338)	(5,140)
(Gain) Loss on disposition of equipment	(111)	155
Non-cash share-based compensation expense	8,086	6,831
Excess tax benefit from share-based awards	(7,772)	(1,546)
Pension expense, net of contributions	1,372	282
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(21,918)	(22,719)
Accounts payable	83,101	69,607
Current income taxes	(11,641)	7,333
Other current assets	1,437	(380)
Other current liabilities	6,143	(6,577)
Other assets	(4,079)	(2,441)
Other liabilities	7,664	8,365
Net cash provided by operating activities	125,582	125,545
Investing activities:
Capital expenditures	(18,288)	(19,197)
Cash proceeds from sale of property and equipment	309	100
Other	(10)	(2)
Net cash used in investing activities	(17,989)	(19,099)
Financing activities:
Net repayments of borrowings under bank credit facility	(65,900)	—
Payment of capital lease obligations	(441)	(599)
Proceeds from the exercise of stock options	32,250	3,469
Excess tax benefit from share-based awards	7,772	1,546
Payment for treasury shares acquired	(67,643)	(4,626)
Other	314	120
Net cash used in financing activities	(93,648)	(90)
Impact of foreign currency on cash	79	—
Decrease in cash and cash equivalents	14,024	106,356
Cash and cash equivalents:
Beginning of period	68,547	177,539
End of period	$82,571	$283,895

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At April 28, 2012, we operated 1,536 stores in two countries: the United States of America ("U.S.") and Canada.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (“2011 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2012 (“2012”) is comprised of the 53 weeks that began on January 29, 2012 and will end on February 2, 2013.  Fiscal year 2011 (“2011”) was comprised of the 52 weeks that began on January 30, 2011 and ended on January 28, 2012.  The fiscal quarters ended April 28, 2012 (“first quarter of 2012”) and April 30, 2011 (“first quarter of 2011”) were both comprised of 13 weeks.

Merchandise Inventories
We assign cost to merchandise inventories using the average cost retail inventory method. Under our previous inventory management system which was used through the end of 2011, we calculated average cost at the department level which constituted approximately 50 inventory cost pools. As previously disclosed in public filings over the past few years, we have been implementing new inventory management systems, SAP® for Retail. On January 29, 2012, the first day of 2012, we completed the implementation of our new inventory management systems, which has allowed us to more precisely determine our inventory cost under the retail method. We now calculate average cost at the class level which constitutes approximately 350 inventory cost pools.

This change in accounting principle, to include approximately 350 class inventory cost pools in the retail method calculation instead of approximately 50 departments in the calculation's inventory cost pools, is preferable as it will provide us with a more precise estimate of the average cost of our merchandise inventories.

Accounting Standards Codification ("ASC") 250, “Accounting Changes and Error Corrections" requires that unless it is impracticable to do so, the voluntary adoption of a new accounting principle should be done retrospectively. Prior to January 29, 2012, the date we completed our implementation of SAP® for Retail, our accounting systems did not capture merchandise inventory costs with class level detail needed for us to recognize, measure and disclose amounts for prior periods under the retrospective application. In particular, the previous inventory system did not track or reconcile stock ledger information by class, but rather by department. Specifically, key items such as freight and shrink costs were aggregated at the department level, with no data identifier to the class, which made it impractical to retrospectively account for the change. Therefore, we have adopted this change in accounting principle prospectively from the beginning of the current year, as we can determine the cumulative effect in inventory cost as of that date.

As the impact of the accounting change in the beginning of the current year inventory is immaterial, we have recognized the cumulative effect of the change in accounting principle as a current period expense by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the first quarter of 2012 income from continuing operations and net income by approximately $3.4 million and reduced the first quarter of 2012 basic and diluted earnings per share from continuing operations by $0.05.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance and insurance-related, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $41.7 million and $40.1 million for the first quarter of 2012 and the first quarter of 2011, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $24.4 million and $21.4 million for the first quarter of 2012 and the first quarter of 2011, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled and operating in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were not material for the first quarter of 2012.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2012 and 2011:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$193	$36
Cash paid for income taxes, excluding impact of refunds	$40,570	$31,269
Non-cash activity:
Assets acquired under capital leases	$—	$130
Accrued property and equipment	$9,909	$8,060
Share repurchases payable	$36,395	$—

During the first quarter of 2012, our gross proceeds from borrowings under the 2011 Credit Agreement (as defined in note 2) were $83.6 million and our gross repayments of borrowings under the 2011 Credit Agreement were $149.5 million.

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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which provides new guidance on the presentation of comprehensive income. Specifically, ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance in the first quarter of 2012 did not have a material effect on our financial condition, results of operations, or liquidity.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a new $700 million five-year unsecured credit facility (“2011 Credit Agreement”). The 2011 Credit Agreement expires on July 22, 2016. The 2011 Credit Agreement replaced the $500 million three-year unsecured credit facility we entered into on April 28, 2009 (“2009 Credit Agreement”). The 2009 Credit Agreement was scheduled to expire on April 28, 2012, but was terminated concurrently with our entry into the 2011 Credit Agreement. We did not incur any material termination penalties in connection with the termination of the 2009 Credit Agreement.

In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At April 28, 2012, we had no borrowings outstanding under the 2011 Credit Agreement while $56.9 million was committed to outstanding letters of credit, leaving $643.1 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $20.2 million and $19.6 million at April 28, 2012 and January 28, 2012, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

Included in cash and cash equivalents were amounts on deposit with financial institutions totaling $15.3 million at April 28, 2012, stated at cost, which approximates fair value. We had no such deposits at January 28, 2012.

The fair values of our long-term obligations are estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying our long-term obligations, the carrying value of these instruments approximates the fair value.

The carrying value of accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at April 28, 2012 or April 30, 2011, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the first quarter of 2012 and the first quarter of 2011, 1.5 million and 1.2 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On May 25, 2011, our Board of Directors authorized a share repurchase program providing for the repurchase of $400.0 million of our common shares (“2011 Repurchase Program”).

During the first quarter of 2012, we acquired approximately 2.5 million of our outstanding common shares for $98.5 million, which exhausted our authorization under the 2011 Repurchase Program.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2011 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $8.1 million and $6.8 million in the first quarter of 2012 and the first quarter of 2011, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	First Quarter
	2012	2011
Weighted-average fair value of stock options granted	$15.28	$14.55
Risk-free interest rate	0.7%	1.8%
Expected life (years)	4.2	4.2
Expected volatility	40.9%	41.7%
Expected annual forfeiture rate	3.0%	1.5%

The following table summarizes stock option activity for the first quarter of 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2012	3,676,423	$28.36
Granted	902,000	43.87
Exercised	(1,345,525)	23.97
Forfeited	(67,325)	37.06
Outstanding stock options at April 28, 2012	3,165,573	$34.46	5.2	$17,625
Vested or expected to vest at April 28, 2012	2,987,949	$34.26	5.1	$17,098
Exercisable at April 28, 2012	1,096,447	$26.08	3.7	$12,891

The stock options granted in the first quarter of 2012 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested restricted stock awards activity for the first quarter of 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 28, 2012	741,289	$39.40
Granted	525,800	43.85
Vested	(454,800)	38.79
Forfeited	(6,400)	39.97
Outstanding nonvested restricted stock at April 28, 2012	805,889	$42.65

The nonvested restricted stock awards granted in the first quarter of 2012 (other than the award granted to our Chairman, CEO and President, Steven S. Fishman) vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

On the grant date, we estimated a three-year period for vesting of the nonvested restricted stock awards granted in 2012 based on the projected achievement of the higher financial performance objective.

The nonvested restricted stock award granted to Mr. Fishman in the first quarter of 2012 vests if we achieve a corporate financial goal for 2012 and he is employed by us on March 31, 2013. If either of the conditions is not achieved, the nonvested restricted stock award is forfeited. If both of the conditions are achieved, Mr. Fishman's 2012 nonvested restricted stock will vest on the later of 1) the first trading day after we file with the SEC our Annual Report on Form 10-K for 2012 or 2) March 31, 2013.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(in thousands)	2012	2011
Total intrinsic value of stock options exercised	$28,122	$3,167
Total fair value of restricted stock vested	21,103	10,898

The total unearned compensation cost related to all share-based awards outstanding at April 28, 2012 was approximately $50.3 million.  This compensation cost is expected to be recognized through April 2016 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.0 years from April 28, 2012.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2012	2011
Discount rate	5.0%	5.7%
Rate of increase in compensation levels	3.5%	3.9%
Expected long-term rate of return	5.5%	8.0%

The components of combined net periodic pension cost were as follows:

	First Quarter
	2012	2011
(in thousands)
Service cost - benefits earned in the period	$627	$620
Interest cost on projected benefit obligation	840	844
Expected investment return on plan assets	(772)	(1,149)
Amortization of actuarial loss	683	354
Amortization of prior service cost	(9)	(9)
Amortization of transition obligation	3	3
Net periodic pension cost	$1,372	$663

We currently expect no required contributions to the qualified defined benefit pension plan during 2012.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

Based on the weight of currently available evidence, we have fully reduced the provisional amount of net deferred income tax assets (including a net operating loss carryforward) of Big Lots Canada (see note 11), as well as the deferred tax benefit of the loss generated by the Canadian segment since the acquisition, by a valuation allowance.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 4, 2013, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

We are involved in legal actions and claims arising in the ordinary course of business. We currently believe that each such action and claim will be resolved without a material effect on our financial condition, results of operations, or liquidity. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material effect on our financial condition, results of operations, and liquidity.

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(in thousands)	April 28, 2012			April 30, 2011
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,262,235	$32,246	$1,294,481	$1,227,274	$—	$1,227,274
Depreciation expense	24,424	864	25,288	20,664	—	20,664
Operating profit (loss)	74,995	(6,153)	68,842	86,298	—	86,298
Interest expense	(336)	—	(336)	(501)	—	(501)
Other income (expense)	—	37	37	112	—	112
Income (loss) from continuing operations before income taxes	74,659	(6,116)	68,543	85,909	—	85,909
Income tax expense	27,763	—	27,763	33,378	—	33,378
Income (loss) from continuing operations	$46,896	$(6,116)	$40,780	$52,531	$—	$52,531

(in thousands)	April 28, 2012			January 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,615,420	$61,385	$1,676,805	$1,586,035	$55,275	$1,641,310

Our U.S. segment uses the following six merchandise categories, which match our internal management and reporting of merchandise net sales:  Consumables, Furniture, Home, Seasonal, Play n' Wear, and Hardlines & Other.  The Consumables category includes the food, health and beauty, plastics, paper, chemical, and pet departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Play n' Wear category includes the electronics, toy, jewelry, infant accessories, and apparel departments.  The Hardlines & Other category includes the appliances, tools, paint, and home maintenance departments, as well as the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations. In the third quarter of 2011, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. As discussed in the Reclassifications section of note 1, the categories formerly known as Hardlines and Other were reorganized and are now known as Play n' Wear and Hardlines & Other, respectively.

The following is net sales data by segment and category:

(in thousands)	First Quarter
	2012	2011
U.S.
Consumables	$377,933	$375,481
Furniture	286,904	258,519
Home	191,177	183,891
Seasonal	173,405	169,337
Play n' Wear	134,087	144,919
Hardlines & Other	98,729	95,127
Total U.S.	1,262,235	1,227,274
Canada	32,246	—
Net sales	$1,294,481	$1,227,274

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2011 and 2012:

	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 29, 2011	$—	$(10,470)	$(10,470)
Period change	—	212	212
Balance at April 30, 2011	—	(10,258)	(10,258)
Period change	(1,050)	(4,211)	(5,261)
Balance at January 28, 2012	(1,050)	(14,469)	(15,519)
Period change	659	412	1,071
Balance at April 28, 2012	$(391)	$(14,057)	$(14,448)

NOTE 11 – ACQUISITION

On July 18, 2011, we completed our acquisition of Liquidation World Inc. Under the terms of the acquisition agreement, we invested approximately $1.9 million in cash to purchase all outstanding shares of Liquidation World Inc. As part of the acquisition, we assumed the liabilities and acquired all assets and leasehold rights of Liquidation World Inc. On July 19, 2011, we changed the name of Liquidation World Inc. to Big Lots Canada, Inc. ("Big Lots Canada"). The results of Big Lots Canada since the acquisition date are included in our consolidated financial statements. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed remains preliminary, as we continue to review the liabilities we assumed principally related to income tax matters.

NOTE 12 – GOODWILL

The changes in the carrying amount of goodwill, which are generally not deductible for income tax purposes, for the first quarter of 2012, were as follows:

(in thousands)
Balance - January 28, 2012	$12,282
Goodwill from acquisition	—
Goodwill adjustments	2,502
Foreign currency impact	246
Balance - April 28, 2012	$15,030

The goodwill adjustments were associated with our acquisition of Big Lots Canada in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases.

NOTE 13 – SUBSEQUENT EVENT

On May 23, 2012, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common shares (“2012 Repurchase Program”). The authorization is expected to be used to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2012 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The 2012 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the first quarter of 2012 that we believe are key indicators of both our consolidated and segment operating performance when compared to the first quarter of 2011:

Consolidated Highlights

•	Net sales increased $67.2 million, or 5.5%.

•	Diluted earnings per share from continuing operations decreased from $0.70 per share to $0.63 per share.

•	Inventory increased by 8.0% or $62.8 million to $847.7 million from the first quarter of 2011.

•	We exhausted the remaining purchase authorization under the 2011 Repurchase Program by acquiring 2.5 million of our outstanding common shares for $98.5 million.

U.S. Segment Highlights

•	Net sales increased $35.0 million, or 2.8%.

•	Comparable store sales for stores open at least fifteen months decreased 0.8%.

•
Gross margin dollars increased $6.8 million, while gross margin rate decreased 60 basis points from 40.3% to 39.7% of sales. Gross margin dollars in the first quarter of 2012 include the impact of a non-cash, non-recurring charge of

$5.6 million, or 40 basis points, related to a change in accounting principle associated with the implementation of our new retail inventory systems.

•	Selling and administrative expenses increased $14.4 million. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 31.8% of net sales.

•	Operating profit rate decreased 110 basis points to 5.9%.

Canadian Segment Highlights

•	Net sales for the period were $32.2 million.

•	Operating loss was $6.2 million.

See the discussion and analysis below for additional details regarding our segments' operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2012 and the first quarter of 2011:

	U.S.	Canada	Total
2011
Stores open at the beginning of the fiscal year	1,398	—	1,398
Stores opened during the period	9	—	9
Stores closed during the period	(2)	—	(2)
Stores open at the end of the period	1,405	—	1,405
2012
Stores open at the beginning of the fiscal year	1,451	82	1,533
Stores opened during the period	10	—	10
Stores closed during the period	(7)	—	(7)
Stores open at the end of the period	1,454	82	1,536

We continue to expect to open 90 new stores and close 45 existing locations in the U.S. during 2012.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2012	2011
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.4	59.7
Gross margin	39.6	40.3
Selling and administrative expenses	32.3	31.5
Depreciation expense	2.0	1.7
Operating profit	5.3	7.0
Interest expense	0.0	0.0
Other income (expense)	0.0	0.0
Income from continuing operations before income taxes	5.3	7.0
Income tax expense	2.1	2.7
Income from continuing operations	3.2	4.3
Discontinued operations	0.0	0.0
Net income	3.1%	4.3%

FIRST QUARTER OF 2012 COMPARED TO FIRST QUARTER OF 2011

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the first quarter of 2012 compared to the first quarter of 2011 were as follows:

First Quarter
	2012		2011		Change
(in thousands)
Consumables	$377,933	30.0%	$375,481	30.6%	$2,452	0.7%
Furniture	286,904	22.7	258,519	21.1	28,385	11.0
Home	191,177	15.1	183,891	15.0	7,286	4.0
Seasonal	173,405	13.8	169,337	13.8	4,068	2.4
Play n' Wear	134,087	10.6	144,919	11.8	(10,832)	(7.5)
Hardlines & Other	98,729	7.8	95,127	7.7	3,602	3.8
Net sales	$1,262,235	100.0%	$1,227,274	100.0%	$34,961	2.8%

In the third quarter of 2011, we realigned our merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the third quarter of 2011, we reported sales in the former Hardlines category and the former Other category. We moved the electronics department out of the former Hardlines category and repositioned it in the former Other category, which was renamed Play n' Wear. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the former Other category and repositioned them in the former Hardlines category, which was renamed Hardlines & Other. We reclassified the results of prior periods to reflect this realignment of our merchandise categories for comparability.

Net sales increased $35.0 million, or 2.8%, to $1,262.2 million in the first quarter of 2012, compared to $1,227.3 million in the first quarter of 2011.  The increase in net sales was principally due to the net addition of 49 stores since the end of the first quarter of 2011, which increased net sales by $44.0 million, partially offset by a 0.8% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $9.0 million.  The Furniture category had the largest sales gains during the first quarter of 2012, with mattresses and upholstery being the primary drivers, as we had positive customer response during tax refund selling season. The increase in the Home category was led by the domestics department, where new initiatives to expand the Home category's square footage positively impacted sales. The primary driver of the increase in the Hardlines & Other category was an attractive assortment of branded closeout merchandise primarily in our small appliances department.  The Seasonal category increase was primarily due to our lawn & garden department, partially offset by lower Spring holiday sales.  The Consumables category experienced lower than expected sales in our food and health and beauty departments, partially offset by our expanded offerings in specialty foods. The decrease in the Play n' Wear category was primarily driven by lower sales in our apparel, infant, lingerie, and toys departments, which were partially offset by increased sales in our electronics department.

Based on the sales trends exiting the first quarter of 2012 and the beginning weeks of May, we expect comparable store sales to be slightly positive to slightly negative during the second quarter of 2012.

Gross Margin
Gross margin dollars increased $6.8 million, or 1.4%, to $500.9 million for the first quarter of 2012, compared to $494.1 million for the first quarter of 2011.  The increase in gross margin dollars was principally due to higher net sales of $35.0 million, which increased gross margin dollars by approximately $14.1 million, partially offset by a lower gross margin rate, which decreased gross margin dollars by approximately $7.3 million.  Gross margin as a percentage of net sales decreased 60 basis points to 39.7% in the first quarter of 2012, compared to 40.3% in the first quarter of 2011.  The gross margin rate decrease was principally due to the impact of the change in accounting principle related to our merchandise inventories of $5.6 million, or 40 basis points, a slightly higher markdown rate, and higher fuel costs and the corresponding impact on inbound freight.

In the second quarter of 2012, we expect our gross margin rate will be higher than the second quarter of 2011, as we expect a lower markdown rate in 2012 as compared to 2011.

Selling and Administrative Expenses
Selling and administrative expenses were $401.5 million for the first quarter of 2012, compared to $387.2 million for the first quarter of 2011.  The increase of $14.4 million, or 3.7%, was primarily due to increases in store occupancy expenses of $4.8 million, store payroll expense of $3.0 million, advertising expense of $3.0 million, health benefit expenses of $1.5 million, and share-based compensation expense of $1.3 million. The increases in store payroll and store occupancy expenses were primarily due to the net increase of 49 stores compared to the end of the first quarter of 2011. Advertising expense increased as a result of the increased store count, new signage initiatives, and certain testing initiatives to support future programs. The increase in share-based compensation expense was primarily driven by the higher valuation of awards granted in 2011 as compared to 2010, due to the appreciation of our stock price between grant dates.

As a percentage of net sales, selling and administrative expenses increased 30 basis points to 31.8% for the first quarter of 2012 compared to 31.5% for the first quarter of 2011.

In the second quarter of 2012, we expect our selling and administrative expenses as a percentage of net sales will increase compared to the second quarter of 2011. We expect an increase in spend associated with additional store occupancy costs, higher advertising spend, and higher incentive and share-based compensation expenses.

Depreciation Expense
As expected, depreciation expense increased $3.7 million to $24.4 million in the first quarter of 2012, compared to $20.7 million for the first quarter of 2011. The increase is directly related to our new store growth, investments in systems, including SAP® for Retail, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the first quarter of 2011.

During the balance of 2012, we expect that depreciation expense will increase as compared to 2011 as we spend the remaining forecasted capital expenditures associated with new store openings and maintenance of existing stores and distribution centers. Capital expenditures continue to be forecasted in the range of $130 million to $135 million for 2012.

Canadian Segment

Our Canadian segment's net sales were $32.2 million, which exceeded our original expectations of $25 million to $30 million. Our operating loss was $6.2 million compared to a forecasted loss of $6 million to $8 million. Net sales were positively impacted by growing inventory levels, improved quality and breadth of assortments, and strong customer demand for newly introduced consumable products, seasonal, and furniture merchandise.

Other Performance Factors

Interest Expense
Interest expense was $0.3 million in the first quarter of 2012, compared to $0.5 million in the first quarter of 2011.  The decrease was driven by lower amortization of deferred bank fees on our 2011 Credit Agreement in the first quarter of 2012 as compared to deferred bank fees on our 2009 Credit Agreement in the first quarter of 2011. We had total average borrowings (including capital leases) of $17.2 million in the first quarter of 2012 compared to total average borrowings of $1.8 million in the first quarter of 2011. The increase in total average borrowings from the first quarter of 2011 to the first quarter of 2012 was the result of us beginning 2012 with $65.9 million of outstanding borrowings under the 2011 Credit Agreement, compared to zero borrowings outstanding under the 2009 Credit Agreement during the first quarter of 2011.

Income Taxes
The effective income tax rate for the first quarter of 2012 and the first quarter of 2011 for income from continuing operations was 40.5% and 38.9%, respectively.  The higher rate was primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment and the effect of U.S. income taxes on a lower pretax income base (driven by the loss generated by our Canadian segment). The rate increase was partially offset by the effect of a net increase in favorable discrete U.S. state income tax items associated with settlement activity.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement is scheduled to expire on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2009 Credit Agreement.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, $150 million letter of credit sublimit, and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At April 28, 2012, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At April 28, 2012, we had no borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $643.1 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $56.9 million.  We anticipate through September 15, 2012, that total indebtedness under the 2011 Credit Agreement will peak at less than $200 million, which includes outstanding letters of credit and the estimated impact of cash needs of Big Lots Canada, but excludes the impact of any common share purchases under the 2012 Repurchase Program.

Cash provided by operating activities increased by $0.1 million to $125.6 million in the first quarter of 2012 compared to $125.5 million in the first quarter of 2011.

Cash used in investing activities decreased by $1.1 million to $18.0 million in the first quarter of 2012 compared to $19.1 million in the first quarter of 2011.  The decrease was primarily due to a decrease of $0.9 million in capital expenditures to $18.3 million in the first quarter of 2012 compared to $19.2 million in the first quarter of 2011.

Cash used in financing activities increased by $93.5 million to $93.6 million in the first quarter of 2012 compared to $0.1 million in the first quarter of 2011.  The primary drivers of cash used in financing activities in the first quarter of 2012 were our share repurchase activities and our repayment of borrowings under the 2011 Credit Agreement. In the first quarter of 2012, we acquired $98.5 million of our common shares under the 2011 Repurchase Program, of which we had settled $62.1 million in cash by April 28, 2012, and repaid $65.9 million of indebtedness under our 2011 Credit Agreement. Our share repurchase activity and repayments of debt were partially offset by cash received from the exercise of stock options of $32.3 million and the associated tax benefits of $7.8 million.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $190 million for 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2011 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2011 Form 10-K or below, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Changes in Internal Control over Financial Reporting
During the first quarter of 2012, we completed the second phase of our implementation of SAP® for Retail by implementing new merchandising systems. The implementation of the new systems required us to modify our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K.

Item 1A. Risk Factors

During the first quarter of 2012, there were no material changes to the risk factors previously disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2012 - February 25, 2012	—	$—	—	$98,501
February 26, 2012 - March 24, 2012	83	43.93	83	94,831
March 25, 2012 - April 28, 2012	2,541	39.50	2,422	—
Total	2,624	$39.64	2,505	$—

(1)	In March 2012, in connection with the vesting of our outstanding restricted shares, we acquired 119,333 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

(2)
The 2011 Repurchase Program is comprised of a May 25, 2011 authorization by our Board of Directors for the repurchase of up to $400.0 million of our common shares. Our purchases of 2.5 million common shares in the first quarter of 2012 exhausted the 2011 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1	Big Lots 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated May 23, 2012).

10.2	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012).

10.3	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012).

10.4	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated May 23, 2012).

18.1*	Preferability Letter of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2012

BIG LOTS, INC.

By: /s/ Joe R. Cooper

Joe R. Cooper
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)