Form 10-Q
period 2012-07-28
BIG LOTS INC
filed 2012-09-05
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of August 30, 2012, was 59,564,223.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 28, 2012

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$1,218,037	$1,167,135	$2,512,518	$2,394,409
Cost of sales (exclusive of depreciation expense shown separately below)	740,202	706,599	1,522,235	1,439,744
Gross margin	477,835	460,536	990,283	954,665
Selling and administrative expenses	412,220	379,347	830,538	766,514
Depreciation expense	26,271	21,428	51,559	42,092
Operating profit	39,344	59,761	108,186	146,059
Interest expense	(895)	(1,334)	(1,231)	(1,835)
Other income (expense)	(38)	54	(1)	166
Income from continuing operations before income taxes	38,411	58,481	106,954	144,390
Income tax expense	16,321	22,767	44,084	56,145
Income from continuing operations	22,090	35,714	62,870	88,245
Loss from discontinued operations, net of tax benefit of $10, $20, $32, and $60, respectively	(15)	(31)	(49)	(91)
Net income	$22,075	$35,683	$62,821	$88,154

Earnings per common share - basic
Continuing operations	$0.37	$0.51	$1.01	$1.22
Discontinued operations	—	—	—	—
	$0.37	$0.51	$1.01	$1.22

Earnings per common share - diluted
Continuing operations	$0.36	$0.50	$1.00	$1.21
Discontinued operations	—	—	—	—
	$0.36	$0.50	$1.00	$1.20

Weighted-average common shares outstanding:
Basic	60,466	70,130	62,292	72,088
Dilutive effect of share-based awards	531	919	779	1,089
Diluted	60,997	71,049	63,071	73,177

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$22,075	$35,683	$62,821	$88,154
Other comprehensive income (loss):
Foreign currency translation	(914)	(45)	(255)	(45)
Amortization of pension, net of tax $(192), $(216), $(457), and $(352), respectively	293	323	705	535
Valuation adjustment of pension, net of tax $(102), $0, $(102), and $0, respectively	156	—	156	—
Total other comprehensive income (loss)	(465)	278	606	490
Comprehensive income	$21,610	$35,961	$63,427	$88,644

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	July 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$61,679	$68,547
Inventories	881,090	825,195
Deferred income taxes	42,840	42,784
Other current assets	91,167	70,130
Total current assets	1,076,776	1,006,656
Property and equipment - net	587,515	572,767
Deferred income taxes	6,146	6,549
Goodwill	13,428	12,282
Other assets	41,780	43,056
Total assets	$1,725,645	$1,641,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409,578	$350,117
Property, payroll, and other taxes	79,520	74,396
Accrued operating expenses	70,239	56,088
Insurance reserves	36,297	35,159
KB bankruptcy lease obligation	3,069	3,115
Accrued salaries and wages	23,262	29,170
Income taxes payable	670	36,775
Total current liabilities	622,635	584,820
Long-term obligations	242,800	65,900
Deferred rent	65,078	59,320
Insurance reserves	50,400	49,794
Unrecognized tax benefits	16,159	18,681
Other liabilities	38,565	39,562
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 58,881 shares and 63,609 shares, respectively	1,175	1,175
Treasury shares - 58,614 shares and 53,886 shares, respectively, at cost	(1,626,813)	(1,423,524)
Additional paid-in capital	548,797	542,160
Retained earnings	1,781,762	1,718,941
Accumulated other comprehensive loss	(14,913)	(15,519)
Total shareholders' equity	690,008	823,233
Total liabilities and shareholders' equity	$1,725,645	$1,641,310

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 29, 2011	73,894	$1,175	43,601	$(1,079,130)	$523,341	$1,511,877	$(10,470)	$946,793
Comprehensive income	—	—	—	—	—	88,154	490	88,644
Purchases of common shares	(7,329)	—	7,329	(240,654)	—	—	—	(240,654)
Exercise of stock options	302	—	(302)	7,605	(1,566)	—	—	6,039
Restricted shares vested	271	—	(271)	6,731	(6,731)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,077	—	—	2,077
Share activity related to deferred compensation plan	1	—	(1)	13	107	—	—	120
Share-based employee compensation expense	—	—	—	—	13,528	—	—	13,528
Balance - July 30, 2011	67,139	1,175	50,356	(1,305,435)	530,756	1,600,031	(9,980)	816,547
Comprehensive income	—	—	—	—	—	118,910	(5,539)	113,371
Purchases of common shares	(3,734)	—	3,734	(123,303)	—	—	—	(123,303)
Exercise of stock options	198	—	(198)	5,195	(825)	—	—	4,370
Restricted shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	624	—	—	624
Share activity related to deferred compensation plan	6	—	(6)	19	140	—	—	159
Share-based employee compensation expense	—	—	—	—	11,465	—	—	11,465
Balance - January 28, 2012	63,609	1,175	53,886	(1,423,524)	542,160	1,718,941	(15,519)	823,233
Comprehensive income	—	—	—	—	—	62,821	606	63,427
Purchases of common shares	(6,603)	—	6,603	(252,759)	—	—	—	(252,759)
Exercise of stock options	1,389	—	(1,389)	36,783	(3,785)	—	—	32,998
Restricted shares vested	478	—	(478)	12,650	(12,650)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,071	—	—	8,071
Share activity related to deferred compensation plan	8	—	(8)	37	317	—	—	354
Share-based employee compensation expense	—	—	—	—	14,684	—	—	14,684
Balance - July 28, 2012	58,881	$1,175	58,614	$(1,626,813)	$548,797	$1,781,762	$(14,913)	$690,008

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Operating activities:
Net income	$62,821	$88,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,754	39,176
Deferred income taxes	(351)	(2,773)
(Gain) Loss on disposition of equipment	(196)	981
Non-cash share-based compensation expense	14,684	13,528
Excess tax benefit from share-based awards	(8,078)	(2,077)
Pension expense, net of contributions	1,587	807
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	(55,916)	(10,625)
Accounts payable	59,455	46,403
Current income taxes	(45,185)	(47,994)
Other current assets	(5,902)	(10,102)
Other current liabilities	9,050	(15,572)
Other assets	(2,437)	(6,590)
Other liabilities	12,463	17,309
Net cash provided by operating activities	88,749	110,625
Investing activities:
Capital expenditures	(60,721)	(47,504)
Cash proceeds from sale of property and equipment	461	326
Purchase of business, net of cash acquired	—	1,280
Return from restricted account	—	8,000
Other	(13)	3
Net cash used in investing activities	(60,273)	(37,895)
Financing activities:
Net repayments of borrowings under bank credit facility	176,900	60,400
Payment of notes payable	—	(16,664)
Payment of capital lease obligations	(766)	(1,052)
Proceeds from the exercise of stock options	32,998	6,039
Excess tax benefit from share-based awards	8,078	2,077
Deferred bank credit facility fees paid	—	(2,706)
Payment for treasury shares acquired	(252,759)	(240,654)
Other	354	120
Net cash used in financing activities	(35,195)	(192,440)
Impact of foreign currency on cash	(149)	—
Decrease in cash and cash equivalents	(6,868)	(119,710)
Cash and cash equivalents:
Beginning of period	68,547	177,539
End of period	$61,679	$57,829

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At July 28, 2012, we operated 1,544 stores in two countries: the United States of America (“U.S.”) and Canada.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2012 (“2012”) is comprised of the 53 weeks that began on January 29, 2012 and will end on February 2, 2013.  Fiscal year 2011 (“2011”) was comprised of the 52 weeks that began on January 30, 2011 and ended on January 28, 2012.  The fiscal quarters ended July 28, 2012 (“second quarter of 2012”) and July 30, 2011 (“second quarter of 2011”) were both comprised of 13 weeks.  The year-to-date periods ended July 28, 2012 (“year-to-date 2012”) and July 30, 2011 (“year-to-date 2011”) were both comprised of 26 weeks.

Merchandise Inventories
We assign cost to merchandise inventories using the average cost retail inventory method. Under our previous inventory management system which was used through the end of 2011, we calculated average cost at the department level which constituted approximately 50 inventory cost pools. As previously disclosed, on January 29, 2012, the first day of 2012, we completed the implementation of our new inventory management systems, which has allowed us to more precisely determine our inventory cost under the retail method. We now calculate average cost at the class level which constitutes approximately 350 inventory cost pools.

This change in accounting principle, to include approximately 350 class inventory cost pools in the retail method calculation instead of approximately 50 departments in the calculation's inventory cost pools, is preferable as it provides us with a more precise estimate of the average cost of our merchandise inventories.

Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections” requires that unless it is impracticable to do so, the voluntary adoption of a new accounting principle should be done retrospectively. Prior to January 29, 2012, the date we completed our implementation of SAP® for Retail, our accounting systems did not capture merchandise inventory costs with class level detail needed for us to recognize, measure and disclose amounts for prior periods under the retrospective application. In particular, the previous inventory system did not track or reconcile stock ledger information by class, but rather by department. Specifically, key items such as freight and shrink costs were aggregated at the department level, with no data identifier to the class, which made it impractical to retrospectively account for the change. Therefore, we have adopted this change in accounting principle prospectively from the beginning of the current year, as we can determine the cumulative effect in inventory cost as of that date.

As the impact of the accounting change in the beginning of the current year inventory is immaterial, we have recognized the cumulative effect of the change in accounting principle as a current year expense by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the year-to-date 2012 income from continuing operations and net income by approximately $3.4 million and reduced the year-to-date 2012 basic and diluted earnings per share from continuing operations by $0.05.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $39.6 million and $37.0 million for the second quarter of 2012 and the second quarter of 2011, respectively, and $81.3 million and $77.1 million for the year-to-date 2012 and the year-to-date 2011, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $21.7 million and $16.8 million for the second quarter of 2012 and the second quarter of 2011, respectively, and $46.1 million and $38.2 million for the year-to-date 2012 and the year-to-date 2011, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled and operating in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were not material for all periods presented.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2012 and 2011:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$571	$1,370
Cash paid for income taxes, excluding impact of refunds	$90,379	$106,939
Non-cash activity:
Assets acquired under capital leases	$392	$2,925
Accrued property and equipment	$14,209	$9,899
Notes payable assumed in acquisition	$—	$16,664

During the year-to-date 2012, our gross proceeds from borrowings under the 2011 Credit Agreement (as defined in note 2) were $523.8 million and our gross repayments of borrowings under the 2011 Credit Agreement were $346.9 million.

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

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility (“2011 Credit Agreement”), which replaced our previous $500 million three-year unsecured credit facility. The 2011 Credit Agreement expires on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At July 28, 2012, we had $242.8 million borrowings outstanding under the 2011 Credit Agreement and $74.5 million was committed to outstanding letters of credit, leaving $382.7 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $19.7 million and $19.6 million at July 28, 2012 and January 28, 2012, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at July 28, 2012 or July 30, 2011, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the second quarter of 2012 and the second quarter of 2011, 2.0 million and 1.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2012 and the year-to-date 2011, 1.8 million and 1.4 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. For the second quarter of 2011, 0.3 million of the restricted stock awards outstanding were antidilutive and excluded from the computation of diluted earnings per share. For each of the second quarter of 2012, the year-to-date 2012, and the year-to-date 2011, the restricted stock awards that were antidilutive were immaterial.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method.

Share Repurchase Programs
On May 25, 2011, our Board of Directors authorized a share repurchase program providing for the repurchase of $400.0 million of our common shares (“2011 Repurchase Program”). On May 22, 2012, our Board of Directors authorized a share repurchase program providing for the repurchase of $200.0 million of our common shares (“2012 Repurchase Program”).

During the first quarter of 2012, we acquired approximately 2.5 million of our outstanding common shares for $98.5 million, which exhausted our authorization under the 2011 Repurchase Program.

During the second quarter of 2012, we acquired approximately 4.0 million of our outstanding common shares for $148.7 million, under the 2012 Repurchase Program.

During the year-to-date 2012, we have acquired approximately 6.5 million of our outstanding common shares for $247.2 million, under the 2011 and 2012 Repurchase Programs.

Our remaining repurchase authorization under the 2012 Repurchase Program was approximately $51.3 million at July 28, 2012, and is available to be utilized in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2012 Repurchase Program are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes. The 2012 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2011 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $6.6 million and $6.7 million in the second quarter of 2012 and the second quarter of 2011, respectively, and $14.7 million and $13.5 million for the year-to-date 2012 and the year-to-date 2011, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Weighted-average fair value of stock options granted	$13.48	$14.14	$14.23	$14.53
Risk-free interest rate	0.5%	1.7%	0.6%	1.8%
Expected life (years)	4.2	4.2	4.2	4.2
Expected volatility	43.4%	41.3%	41.0%	41.7%
Expected annual forfeiture rate	3.0%	1.5%	3.0%	1.5%

The following table summarizes stock option activity for the year-to-date 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2012	3,676,423	$28.36
Granted	902,000	43.87
Exercised	(1,345,525)	23.97
Forfeited	(67,325)	37.06
Outstanding stock options at April 28, 2012	3,165,573	$34.46	5.2	$17,625
Granted	48,750	37.59
Exercised	(43,387)	17.24
Forfeited	(37,500)	39.00
Outstanding stock options at July 28, 2012	3,133,436	$34.69	5.0	$22,437
Vested or expected to vest at July 28, 2012	2,956,160	$34.51	5.0	$21,680
Exercisable at July 28, 2012	1,063,497	$26.50	3.6	$15,461

The stock options granted in the year-to-date 2012 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested restricted stock awards activity for the year-to-date 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 28, 2012	741,289	$39.40
Granted	525,800	43.85
Vested	(454,800)	38.79
Forfeited	(6,400)	39.97
Outstanding nonvested restricted stock at April 28, 2012	805,889	$42.65
Granted	41,859	37.08
Vested	(22,864)	33.24
Forfeited	(3,000)	42.03
Outstanding nonvested restricted stock at July 28, 2012	821,884	$42.63

The nonvested restricted stock awards granted to employees in the year-to-date 2012 (other than the award granted to our Chairman, CEO and President, Steven S. Fishman) vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. On the grant date, we estimated a three-year period for vesting of the nonvested restricted stock awards granted in 2012 based on the projected achievement of the higher financial performance objective.

The nonvested restricted stock award granted to Mr. Fishman in the first quarter of 2012 vests if we achieve a corporate financial goal for 2012 and he is employed by us on March 31, 2013. If either of the conditions is not achieved, the nonvested restricted stock award is forfeited. If both of the conditions are achieved, Mr. Fishman's 2012 nonvested restricted stock award will vest on the later of (1) the first trading day after we file with the SEC our Annual Report on Form 10-K for 2012 or (2) March 31, 2013.

In the second quarter of 2012, 22,864 common shares underlying the restricted stock awards granted in 2011 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2012 Annual Meeting of Shareholders. These awards were part of the annual compensation granted in 2011 to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2012, each non-employee elected to our Board of Directors at our 2012 Annual Meeting of Shareholders received an annual restricted stock award having a grant date fair value of approximately $95,000.  The 2012 restricted stock awards will vest on the earlier of (1) the trading day immediately preceding our 2013 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(in thousands)	2012	2011	2012	2011
Total intrinsic value of stock options exercised	$953	$2,378	$29,075	$5,545
Total fair value of restricted stock vested	804	721	21,907	11,618

The total unearned compensation cost related to all share-based awards outstanding at July 28, 2012 was approximately $45.3 million.  This compensation cost is expected to be recognized through July 2016 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from July 28, 2012.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2012	2011
Discount rate	5.0%	5.7%
Rate of increase in compensation levels	3.5%	3.9%
Expected long-term rate of return	5.5%	8.0%

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
(in thousands)
Service cost - benefits earned in the period	$458	$486	$1,085	$1,106
Interest cost on projected benefit obligation	806	904	1,646	1,748
Expected investment return on plan assets	(773)	(1,164)	(1,545)	(2,313)
Amortization of actuarial loss	489	544	1,172	898
Amortization of prior service cost	(8)	(8)	(17)	(17)
Amortization of transition obligation	4	3	7	6
Settlement loss	258	—	258	—
Net periodic pension cost	$1,234	$765	$2,606	$1,428

We currently expect no required contributions to the qualified defined benefit pension plan during 2012.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

Based on the weight of currently available evidence, we have fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of our Canadian segment (see note 11), as well as the deferred tax benefit of the loss generated by our Canadian segment since the acquisition, by a valuation allowance.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 3, 2013, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(in thousands)	July 28, 2012			July 30, 2011
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,183,023	$35,014	$1,218,037	$1,163,201	$3,934	$1,167,135
Depreciation expense	25,468	803	26,271	21,349	79	21,428
Operating profit (loss)	42,627	(3,283)	39,344	60,148	(387)	59,761
Interest expense	(895)	—	(895)	(544)	(790)	(1,334)
Other income (expense)	—	(38)	(38)	42	12	54
Income (loss) from continuing operations before income taxes	41,732	(3,321)	38,411	59,646	(1,165)	58,481
Income tax expense	16,321	—	16,321	22,767	—	22,767
Income (loss) from continuing operations	$25,411	$(3,321)	$22,090	$36,879	$(1,165)	$35,714

	Twenty-Six Weeks Ended
(in thousands)	July 28, 2012			July 30, 2011
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$2,445,258	$67,260	$2,512,518	$2,390,475	$3,934	$2,394,409
Depreciation expense	49,892	1,667	51,559	42,013	79	42,092
Operating profit (loss)	117,622	(9,436)	108,186	146,446	(387)	146,059
Interest expense	(1,231)	—	(1,231)	(1,045)	(790)	(1,835)
Other income (expense)	—	(1)	(1)	154	12	166
Income (loss) from continuing operations before income taxes	116,391	(9,437)	106,954	145,555	(1,165)	144,390
Income tax expense	44,084	—	44,084	56,145	—	56,145
Income (loss) from continuing operations	$72,307	$(9,437)	$62,870	$89,410	$(1,165)	$88,245

(in thousands)	July 28, 2012			January 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,661,349	$64,296	$1,725,645	$1,586,035	$55,275	$1,641,310

Our U.S. segment uses the following six merchandise categories, which match our internal management and reporting of merchandise net sales:  Consumables, Furniture, Home, Seasonal, Play n' Wear, and Hardlines & Other.  The Consumables category includes the food, health and beauty, home organization, paper, chemical, and pet departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Play n' Wear category includes the electronics, toy, jewelry, infant accessories, and hosiery departments.  The Hardlines & Other category includes the small appliances, electrical, automotive, and home maintenance departments, as well as the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations. In the third quarter of 2011, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. As discussed in the Reclassifications section of note 1, the categories formerly known as Hardlines and Other were reorganized and are now known as Play n' Wear and Hardlines & Other, respectively.

The following is net sales data by segment and category:

(in thousands)	Second Quarter		Year-to-Date
	2012	2011	2012	2011
U.S.
Consumables	$388,196	$376,790	$766,129	$752,271
Seasonal	194,472	193,603	367,877	362,940
Furniture	181,619	178,368	468,523	436,887
Home	178,260	173,240	369,437	357,131
Play n' Wear	127,890	133,852	261,977	278,771
Hardlines & Other	112,586	107,348	211,315	202,475
Total U.S.	1,183,023	1,163,201	2,445,258	2,390,475
Canada	35,014	3,934	67,260	3,934
Net sales	$1,218,037	$1,167,135	$2,512,518	$2,394,409

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2011 and 2012:

	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 29, 2011	$—	$(10,470)	$(10,470)
Period change	(45)	535	490
Balance at July 30, 2011	(45)	(9,935)	(9,980)
Period change	(1,005)	(4,534)	(5,539)
Balance at January 28, 2012	(1,050)	(14,469)	(15,519)
Period change	(255)	861	606
Balance at July 28, 2012	$(1,305)	$(13,608)	$(14,913)

NOTE 11 – ACQUISITION

On July 18, 2011, we completed our acquisition of Liquidation World Inc. Under the terms of the acquisition agreement, we invested approximately $1.9 million in cash to purchase all outstanding shares of Liquidation World Inc. As part of the acquisition, we assumed the liabilities and acquired all assets and leasehold rights of Liquidation World Inc. On July 19, 2011, we changed the name of Liquidation World Inc. to Big Lots Canada, Inc. (“Big Lots Canada”). The results of Big Lots Canada since the acquisition date are included in our consolidated financial statements. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is complete.

NOTE 12 – GOODWILL

The changes in the carrying amount of goodwill, which are generally not deductible for income tax purposes, were as follows:

(in thousands)	2012	2011
Beginning of year	$12,282	$—
Goodwill from acquisition	—	21,507
Goodwill adjustments	1,191	—
Foreign currency impact	(45)	—
End of period	$13,428	$21,507

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the second quarter of 2012 that we believe are key indicators of both our consolidated and segment operating performance when compared to the second quarter of 2011:

Consolidated Highlights

•	Net sales increased $50.9 million or 4.4%.

•	Diluted earnings per share from continuing operations decreased from $0.50 per share to $0.36 per share.

•	Inventory increased by 12.9% or $101.0 million to $881.1 million from the second quarter of 2011.

•	We acquired 4.0 million of our outstanding common shares for $148.7 million under the 2012 Repurchase Program.

U.S. Segment Highlights

•	Net sales increased $19.8 million, or 1.7%.

•	Comparable store sales for stores open at least fifteen months decreased 1.9%.

•	Gross margin dollars increased $6.4 million, while gross margin rate decreased 20 basis points from 39.5% to 39.3% of sales.

•	Selling and administrative expenses increased $19.7 million. As a percentage of net sales, selling and administrative expenses increased 110 basis points to 33.6%.

•	Operating profit rate decreased 160 basis points to 3.6%.

Canadian Segment Highlights

•	Net sales for the period were $35.0 million.

•	Operating loss was $3.3 million.

See the discussion and analysis below for additional details regarding our segments' operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2012 and the year-to-date 2011:

	U.S.	Canada	Total
2011
Stores open at the beginning of the fiscal year	1,398	—	1,398
Stores opened during the period	24	—	24
Stores acquired during the period	—	89	89
Stores closed during the period	(7)	(1)	(8)
Stores open at the end of the period	1,415	88	1,503
2012
Stores open at the beginning of the fiscal year	1,451	82	1,533
Stores opened during the period	28	—	28
Stores closed during the period	(16)	(1)	(17)
Stores open at the end of the period	1,463	81	1,544

We continue to expect to open 90 new stores and close 45 existing locations in the U.S. during 2012.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.8	60.5	60.6	60.1
Gross margin	39.2	39.5	39.4	39.9
Selling and administrative expenses	33.8	32.5	33.1	32.0
Depreciation expense	2.2	1.8	2.1	1.8
Operating profit	3.2	5.1	4.3	6.1
Interest expense	(0.1)	(0.1)	(0.0)	(0.1)
Other income (expense)	(0.0)	0.0	(0.0)	0.0
Income from continuing operations before income taxes	3.2	5.0	4.3	6.0
Income tax expense	1.3	2.0	1.8	2.3
Income from continuing operations	1.8	3.1	2.5	3.7
Discontinued operations	(0.0)	(0.0)	(0.0)	(0.0)
Net income	1.8%	3.1%	2.5%	3.7%

SECOND QUARTER OF 2012 COMPARED TO SECOND QUARTER OF 2011

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the second quarter of 2012 compared to the second quarter of 2011 were as follows:

Second Quarter
	2012		2011		Change
(in thousands)
Consumables	$388,196	32.8%	$376,790	32.4%	$11,406	3.0%
Seasonal	194,472	16.4	193,603	16.6	869	0.4
Furniture	181,619	15.4	178,368	15.3	3,251	1.8
Home	178,260	15.1	173,240	14.9	5,020	2.9
Play n' Wear	127,890	10.8	133,852	11.5	(5,962)	(4.5)
Hardlines & Other	112,586	9.5	107,348	9.3	5,238	4.9
Net sales	$1,183,023	100.0%	$1,163,201	100.0%	$19,822	1.7%

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

Net sales increased $19.8 million, or 1.7%, to $1,183.0 million in the second quarter of 2012, compared to $1,163.2 million in the second quarter of 2011.  The increase in net sales was principally due to the net addition of 48 stores since the end of the second quarter of 2011, which increased net sales by $40.7 million, partially offset by a 1.9% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $20.9 million.  The Consumables category had the largest sales increase in dollars during the second quarter of 2012, primarily due to significant branded closeouts in our non-food departments and continued positive trends in specialty foods. The dollar increase in the Home category resulted from initiatives to expand the square footage allocated to the category within most stores and the increase in store count. Within the Home category, most major departments experienced a decline in comparable store sales. The primary driver of the comparable store sales increase in the Hardlines & Other category was an attractive assortment of branded closeout merchandise in our small appliances department.  The Furniture category had a decrease in comparable store sales although it experienced a slight increase in sales dollars. The dollar increase in the Furniture category was largely attributable to mattress sales, which were partially offset by lower sales in case goods and ready to assemble furniture.  The Seasonal category experienced a slowdown in sales during the second quarter of 2012 as customers did not respond to certain of our opening price point items in our patio and lawn & garden products. Additionally, the record high temperatures experienced throughout most major markets tempered demand in our weather sensitive products. In the Play n' Wear category, our electronics department generated a double-digit comparable store sales increase, which was more than offset by softness in our toys department and the continuation of lower sales in our apparel, infant and lingerie departments as we shifted square footage away from these departments to facilitate the expansion of the Home category noted above.

Gross Margin
Gross margin dollars increased $6.4 million, or 1.4%, to $465.4 million for the second quarter of 2012, compared to $459.0 million for the second quarter of 2011.  The increase in gross margin dollars was principally due to higher net sales of $19.8 million, which increased gross margin dollars by approximately $7.8 million, partially offset by a lower gross margin rate, which decreased gross margin dollars by approximately $1.4 million.  Gross margin as a percentage of net sales decreased 20 basis points to 39.3% in the second quarter of 2012, compared to 39.5% in the second quarter of 2011.  The gross margin rate decrease was principally due to merchandise mix, as our lower margin Consumables and Hardlines & Other categories had the largest sales gains.

Selling and Administrative Expenses
Selling and administrative expenses were $397.3 million for the second quarter of 2012, compared to $377.6 million for the second quarter of 2011.  The increase of $19.7 million, or 5.2%, was primarily due to increases in advertising expense of $4.8 million, store occupancy expenses of $4.2 million, store payroll expense of $4.0 million, and health benefit expenses of $3.4 million. Advertising expense increased as a result of increased print and circulation expenses associated with our decision to distribute one additional circular during the second quarter of 2012 as compared to the second quarter of 2011, higher circulation costs to promote certain holiday promotions, including Memorial Day and Independence Day, and the increased store count. The increases in store payroll and store occupancy expenses were primarily due to the net increase of 48 stores compared to the end of the second quarter of 2011. The increase in our health benefits expenses was primarily driven by costs associated with certain large claims that were covered during the second quarter of 2012.

As a percentage of net sales, selling and administrative expenses increased 110 basis points to 33.6% for the second quarter of 2012 compared to 32.5% for the second quarter of 2011.

Depreciation Expense
As expected, depreciation expense increased $4.1 million to $25.5 million in the second quarter of 2012, compared to $21.4 million for the second quarter of 2011. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 40 basis points compared to the second quarter of 2011.

Canadian Segment

Our Canadian segment's net sales were $35.0 million, which was consistent with our guidance of $32 million to $35 million. Our operating loss was $3.3 million compared to a forecasted loss of $4 million to $6 million. Net sales were positively impacted by growing inventory levels, improved quality and breadth of assortments, and strong customer demand for newly introduced consumable products, seasonal products, and furniture merchandise.

Other Performance Factors

Interest Expense
Interest expense was $0.9 million in the second quarter of 2012, compared to $1.3 million in the second quarter of 2011.  The decrease was driven by the occurrence in the second quarter of 2011 of $0.8 million in prepayment fees associated with the repayment of the notes payable assumed in the Big Lots Canada acquisition that did not recur in the second quarter of 2012. In addition, we incurred lower amortization of deferred bank fees on our 2011 Credit Agreement in the second quarter of 2012 as compared to deferred bank fees on our prior credit agreement in the second quarter of 2011. Partially offsetting these interest expense reductions were increased borrowings in the second quarter of 2012. We had total average borrowings (including capital leases) of $148.6 million in the second quarter of 2012 compared to total average borrowings of $15.5 million in the second quarter of 2011. The increase in total average borrowings from the second quarter of 2011 to the second quarter of 2012 was primarily the result of our purchase of approximately 6.5 million of our outstanding shares under our 2011 and 2012 Repurchase Programs in the year-to-date 2012.

Income Taxes
The effective income tax rate for the second quarter of 2012 and the second quarter of 2011 for income from continuing operations was 42.5% and 38.9%, respectively.  The higher rate was primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment, the effect of U.S. income taxes on a lower pretax income base (driven by the loss generated by our Canadian segment), and less favorable discrete settlement activity. The impact of the loss generated by our Canadian segment, including the related valuation allowance, increased our effective tax rate by 3.4% and 0.7% during the second quarter of 2012 and the second quarter of 2011, respectively.

YEAR-TO-DATE 2012 COMPARED TO YEAR-TO-DATE 2011

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2012 compared to the year-to-date 2011 were as follows:

	Year-to-Date
	2012		2011		Change
($ in thousands)
Consumables	$766,129	31.3%	$752,271	31.5%	$13,858	1.8%
Furniture	468,523	19.2	436,887	18.3	31,636	7.2
Home	369,437	15.1	357,131	14.9	12,306	3.4
Seasonal	367,877	15.0	362,940	15.2	4,937	1.4
Play n' Wear	261,977	10.7	278,771	11.7	(16,794)	(6.0)
Hardlines & Other	211,315	8.7	202,475	8.4	8,840	4.4
Net sales	$2,445,258	100.0%	$2,390,475	100.0%	$54,783	2.3%

Net sales increased $54.8 million, or 2.3%, to $2,445.3 million in the year-to-date 2012, compared to $2,390.5 million in the year-to-date 2011.  The increase in net sales was principally due to the net addition of 48 stores since the end of the second quarter of 2011, which increased net sales by $84.5 million, partially offset by a 1.3% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $29.7 million.  The Furniture category had the largest sales gains in the year-to-date 2012, with mattresses and upholstery being the primary drivers. The sales increase in the Home category was led by the domestics department and the additional square footage allocated to the category in 2012. The primary driver of the increase in the Hardlines & Other category was an attractive assortment of branded closeout merchandise primarily in our small appliances department.  The Seasonal category experienced differing trends during the first and second quarters of 2012. During the first quarter of 2012, the Seasonal category generated positive sales trends primarily related to higher price point lawn & garden and patio merchandise. However, during the second quarter of 2012, the Seasonal category experienced declining sales trends, primarily related to opening price point lawn & garden and patio merchandise. Additionally, softness in our Spring holiday sales negatively impacted our Seasonal category in the year-to-date 2012.  The Consumables category experienced lower than expected sales in our food and health and beauty departments, partially offset by our expanded offerings in specialty foods and a significant branded closeout deal. The Play n' Wear category has produced lower sales in our toy department and our apparel, infant, and lingerie departments which were downsized to facilitate expansion of the Home category.

Based on the sales trends at the end of the second quarter of 2012 and the first three weeks of August, we expect comparable store sales to be negative in the mid-single digits during the third quarter of 2012. For the fourth quarter of 2012, we anticipate a decline in comparable store sales in the low single digits. The improvement in the sales trend expected in the fourth quarter of 2012 compared to the third quarter of 2012 is primarily due to the expected positive impact of two incremental shopping days between Thanksgiving and Christmas. As previously disclosed in our 2011 Form 10-K, total sales during the fourth quarter of 2012 will benefit from the additional one week of sales as a result of 2012 having a 53-week fiscal calendar.

Gross Margin
Gross margin dollars increased $13.2 million, or 1.4%, to $966.4 million for the year-to-date 2012, compared to $953.2 million for the year-to-date 2011.  The increase in gross margin dollars was principally due to higher net sales of $54.8 million, which increased gross margin dollars by approximately $21.9 million, partially offset by a lower gross margin rate, which decreased gross margin dollars by approximately $8.7 million.  Gross margin as a percentage of net sales decreased 40 basis points to 39.5% in the year-to-date 2012, compared to 39.9% in the year-to-date 2011.  The gross margin rate decrease was principally due to the impact of the change in accounting principle related to our merchandise inventories of $5.6 million, or 20 basis points, and a slightly higher markdown rate.

In both the third and fourth quarters of 2012, we expect our gross margin rate will be lower than the third and fourth quarters of 2011, respectively, as we expect a higher markdown rate in 2012 as compared to 2011 and a continued merchandise mix that has a higher proportion of sales in our lower margin merchandise categories.

Selling and Administrative Expenses
Selling and administrative expenses were $798.8 million for the year-to-date 2012, compared to $764.7 million for the year-to-date 2011.  The increase of $34.1 million, or 4.5%, was primarily due to increases in store occupancy expenses of $9.0 million, advertising expense of $7.8 million, store payroll expense of $7.0 million, health benefit expenses of $4.9 million, and share-based compensation expense of $1.2 million. The increases in store payroll and store occupancy expenses were primarily due to the net increase of 48 stores compared to the year-to-date 2011. Advertising expense increased as a result of our decision to distribute one additional circular in the second quarter of 2012, the increased store count, and new signage initiatives. The increase in share-based compensation expense was primarily driven by the higher valuation of awards granted in 2011 as compared to 2010, due to the appreciation of our stock price between grant dates. The increase in our health benefits expense was primarily driven by costs associated with certain large claims that were expensed during the second quarter of 2012.

As a percentage of net sales, selling and administrative expenses increased 70 basis points to 32.7% for the year-to-date 2012 compared to 32.0% for the year-to-date 2011.

For the third quarter of 2012, we expect our selling and administrative expenses as a percentage of net sales will increase compared to the third quarter of 2011. The expected expense deleverage for the third quarter of 2012 is the result of an anticipated mid-single digit comparable store sales decline, as forecasted selling and administrative expense dollars on a per store basis are expected to be less than the third quarter of 2011.

For the fourth quarter of 2012, we anticipate our selling and administrative expenses as a percentage of net sales will decrease compared to the fourth quarter of 2011. The two key drivers to this decrease are anticipated lower accrued bonus expense and the favorable impact of the additional one week of sales as a result of 2012 having a 53-week fiscal calendar.

Depreciation Expense
As expected, depreciation expense increased $7.9 million to $49.9 million in the year-to-date 2012, compared to $42.0 million for the year-to-date 2011. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the year-to-date 2011.

During the balance of 2012, we expect that depreciation expense will increase as compared to 2011 as a result of forecasted capital expenditures associated with new store openings and maintenance of existing stores and distribution centers. Total capital expenditures continue to be forecasted in the range of $130 million to $135 million for 2012.

Canadian Segment

Our Canadian segment's net sales and operating loss were $67.3 million and $9.4 million, respectively. Net sales were positively impacted by growing inventory levels, improved quality and breadth of assortments, and strong customer demand for newly introduced consumable products, seasonal, and furniture merchandise.

Other Performance Factors

Interest Expense
Interest expense was $1.2 million in the year-to-date 2012, compared to $1.8 million in the year-to-date 2011.   The decrease was driven by the occurrence in the second quarter of 2011 of $0.8 million in prepayment fees associated with the repayment of the notes payable assumed in the Big Lots Canada acquisition that did not recur in the second quarter of 2012. Additionally, the decrease was driven by lower amortization of deferred bank fees on our 2011 Credit Agreement in the year-to-date 2012 as compared to deferred bank fees on our prior credit agreement in the year-to-date 2011. These interest expense reductions were partially offset by additional interest expense related to increased borrowings in the year-to-date 2012. We had total average borrowings (including capital leases) of $82.9 million in the year-to-date 2012 compared to total average borrowings of $8.6 million in the year-to-date 2011. The increase in total average borrowings from the year-to-date 2011 to the year-to-date 2012 was primarily the result of our investment of $247.2 million to purchase approximately 6.5 million of our outstanding shares under the 2011 and 2012 Repurchase Programs.

Income Taxes
The effective income tax rate for the year-to-date 2012 and the year-to-date 2011 for income from continuing operations was 41.2% and 38.9%, respectively.  The higher rate was primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment and the effect of U.S. income taxes on a lower pretax income base (driven by the loss generated by our Canadian segment). The rate increase was partially offset by the effect of a net increase in favorable discrete U.S. state income tax items associated with settlement activity. The impact of the loss generated by our Canadian segment, including the related valuation allowance, increased our effective tax rate by 3.3% and 0.3% during the year-to-date 2012 and the year-to-date 2011, respectively.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement is scheduled to expire on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, $150 million letter of credit sublimit, and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At July 28, 2012, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At July 28, 2012, we had $242.8 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $382.7 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $74.5 million.  Based on our forecasted results, we anticipate that total indebtedness under the 2011 Credit Agreement through December 15, 2012 will peak at less than $550 million, which includes outstanding letters of credit and the estimated impact of cash needs of Big Lots Canada, but excludes the impact of any additional common share purchases under the 2012 Repurchase Program.

Cash provided by operating activities decreased by $21.9 million to $88.7 million in the year-to-date 2012 compared to $110.6 million in the year-to-date 2011. The primary cause of the decrease in cash provided by operating activities was the decrease in net income of $25.4 million to $62.8 million in the year-to-date 2012 from $88.2 million in the year-to-date 2011.

Cash used in investing activities increased by $22.4 million to $60.3 million in the year-to-date 2012 compared to $37.9 million in the year-to-date 2011.  The increase was primarily due to an increase of $13.2 million in capital expenditures to $60.7 million in the year-to-date 2012 compared to $47.5 million in the year-to-date 2011, which was principally due to the purchase of two stores for an aggregate of $8.3 million in the second quarter of 2012. Additionally, in the year-to-date 2011, we received a return from a deposit in a restricted account with an insurance carrier of $8.0 million.

Cash used in financing activities decreased by $157.2 million to $35.2 million in the year-to-date 2012 compared to $192.4 million in the year-to-date 2011.  The decrease in cash used in financing primarily resulted from additional borrowings under the 2011 Credit Agreement and an increase in proceeds received from the exercise of stock options. In the year-to-date 2012 and the year-to-date 2011, we had net borrowings of $176.9 million and $60.4 million, respectively, under the 2011 Credit Agreement. Additionally, proceeds received from the exercise of stock options increased $27.0 million to $33.0 million in the year-to-date 2012 compared to $6.0 million in the year-to-date 2011. In the year-to-date 2012, we acquired $247.2 million of our common shares under the 2011 and 2012 Repurchase Programs, compared to $236.0 million of our common shares under the 2011 Repurchase Program in the year-to-date 2011. We increased our use of borrowings to fund share repurchases in the year-to-date 2012 as compared to the year-to-date 2011, as we began 2011 with $109.0 million more in cash and cash equivalents as compared to 2012. Lastly, in the year-to-date 2011, we paid $16.7 million of notes payable in connection with our acquisition of Big Lots Canada.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $125 million for 2012.

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

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2011 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Item 1A. Risk Factors

During the second quarter of 2012, there were no material changes to the risk factors previously disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 29, 2012 - May 26, 2012	305	$37.37	305	$188,603
May 27, 2012 - June 23, 2012	3,674	37.37	3,674	51,279
June 24, 2012 - July 28, 2012	—	—	—	51,279
Total	3,979	$37.37	3,979	$51,279

(1)
The 2012 Repurchase Program is comprised of a May 25, 2012 authorization by our Board of Directors for the repurchase of up to $200.0 million of our common shares. The 2012 Repurchase Program has no scheduled termination date. Since the inception of the 2012 Repurchase Program, we have purchased approximately $148.7 million of our common shares.

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

Dated: September 5, 2012

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)