Form 10-Q
period 2012-10-27
BIG LOTS INC
filed 2012-12-05
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of November 30, 2012, was 57,894,062.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 27, 2012

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 27, 2012 (Unaudited) and October 29, 2011 (Unaudited)	2

b)	Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 27, 2012 (Unaudited) and October 29, 2011 (Unaudited)	3

c)	Consolidated Balance Sheets at October 27, 2012 (Unaudited) and January 28, 2012	4

d)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 27, 2012 (Unaudited) and October 29, 2011 (Unaudited)	5

e)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 27, 2012 (Unaudited) and October 29, 2011 (Unaudited)	6

e)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signature		26

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$1,134,205	$1,138,286	$3,646,723	$3,532,695
Cost of sales (exclusive of depreciation expense shown separately below)	701,615	693,926	2,223,850	2,133,670
Gross margin	432,590	444,360	1,422,873	1,399,025
Selling and administrative expenses	412,692	412,581	1,243,230	1,179,095
Depreciation expense	26,590	22,873	78,149	64,965
Operating profit (loss)	(6,692)	8,906	101,494	154,965
Interest expense	(1,491)	(922)	(2,722)	(2,757)
Other income (expense)	46	(219)	45	(53)
Income (loss) from continuing operations before income taxes	(8,137)	7,765	98,817	152,155
Income tax expense (benefit)	(2,149)	3,524	41,935	59,669
Income (loss) from continuing operations	(5,988)	4,241	56,882	92,486
Income (loss) from discontinued operations, net of tax expense (benefit) of $0, $(33), $(32), and $(93), respectively	1	(51)	(48)	(142)
Net income (loss)	$(5,987)	$4,190	$56,834	$92,344

Earnings (loss) per common share - basic:
Continuing operations	$(0.10)	$0.07	$0.94	$1.33
Discontinued operations	—	—	—	—
	$(0.10)	$0.06	$0.94	$1.32

Earnings (loss) per common share - diluted:
Continuing operations	$(0.10)	$0.06	$0.93	$1.31
Discontinued operations	—	—	—	—
	$(0.10)	$0.06	$0.92	$1.30

Weighted-average common shares outstanding:
Basic	57,756	64,949	60,780	69,708
Dilutive effect of share-based awards	—	982	698	1,058
Diluted	57,756	65,931	61,478	70,766

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income (loss)	$(5,987)	$4,190	$56,834	$92,344
Other comprehensive income (loss):
Foreign currency translation	(152)	(786)	(407)	(831)
Amortization of pension, net of tax benefit of $(231), $(175), $(688), and $(527), respectively	349	269	1,054	804
Valuation adjustment of pension, net of tax benefit of $(2), $(115), $(104), and $(115), respectively	4	176	160	176
Total other comprehensive income (loss)	201	(341)	807	149
Comprehensive income (loss)	$(5,786)	$3,849	$57,641	$92,493

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$66,257	$68,547
Inventories	1,190,749	825,195
Deferred income taxes	45,598	42,784
Other current assets	102,907	70,130
Total current assets	1,405,511	1,006,656
Property and equipment - net	601,943	572,767
Deferred income taxes	3,845	6,549
Goodwill	13,513	12,282
Other assets	40,090	43,056
Total assets	$2,064,902	$1,641,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574,183	$350,117
Property, payroll, and other taxes	81,275	74,396
Accrued operating expenses	68,628	56,088
Insurance reserves	36,784	35,159
KB bankruptcy lease obligation	3,069	3,115
Accrued salaries and wages	27,155	29,170
Income taxes payable	372	36,775
Total current liabilities	791,466	584,820
Long-term obligations	463,100	65,900
Deferred rent	72,491	59,320
Insurance reserves	50,702	49,794
Unrecognized tax benefits	15,799	18,681
Other liabilities	38,553	39,562
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 57,258 shares and 63,609 shares, respectively	1,175	1,175
Treasury shares - 60,237 shares and 53,886 shares, respectively, at cost	(1,677,911)	(1,423,524)
Additional paid-in capital	548,464	542,160
Retained earnings	1,775,775	1,718,941
Accumulated other comprehensive loss	(14,712)	(15,519)
Total shareholders' equity	632,791	823,233
Total liabilities and shareholders' equity	$2,064,902	$1,641,310

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 29, 2011	73,894	$1,175	43,601	$(1,079,130)	$523,341	$1,511,877	$(10,470)	$946,793
Comprehensive income	—	—	—	—	—	92,344	149	92,493
Purchases of common shares	(9,806)	—	9,806	(317,721)	—	—	—	(317,721)
Exercise of stock options	334	—	(334)	8,429	(1,879)	—	—	6,550
Restricted shares vested	271	—	(271)	6,731	(6,731)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,257	—	—	2,257
Share activity related to deferred compensation plan	1	—	(1)	13	107	—	—	120
Share-based employee compensation expense	—	—	—	—	19,713	—	—	19,713
Balance - October 29, 2011	64,694	1,175	52,801	(1,381,678)	536,808	1,604,221	(10,321)	750,205
Comprehensive income	—	—	—	—	—	114,720	(5,198)	109,522
Purchases of common shares	(1,257)	—	1,257	(46,236)	—	—	—	(46,236)
Exercise of stock options	166	—	(166)	4,371	(512)	—	—	3,859
Restricted shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	444	—	—	444
Share activity related to deferred compensation plan	6	—	(6)	19	140	—	—	159
Share-based employee compensation expense	—	—	—	—	5,280	—	—	5,280
Balance - January 28, 2012	63,609	1,175	53,886	(1,423,524)	542,160	1,718,941	(15,519)	823,233
Comprehensive income	—	—	—	—	—	56,834	807	57,641
Purchases of common shares	(8,232)	—	8,232	(304,038)	—	—	—	(304,038)
Exercise of stock options	1,395	—	(1,395)	36,965	(3,813)	—	—	33,152
Restricted shares vested	478	—	(478)	12,649	(12,649)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,088	—	—	8,088
Share activity related to deferred compensation plan	8	—	(8)	37	316	—	—	353
Share-based employee compensation expense	—	—	—	—	14,362	—	—	14,362
Balance - October 27, 2012	57,258	$1,175	60,237	$(1,677,911)	$548,464	$1,775,775	$(14,712)	$632,791

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Operating activities:
Net income	$56,834	$92,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,691	55,905
Deferred income taxes	(1,043)	(3,972)
Loss on disposition of equipment	184	1,214
Non-cash share-based compensation expense	14,362	19,713
Excess tax benefit from share-based awards	(8,095)	(2,257)
Pension expense, net of contributions	2,742	1,316
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	(365,637)	(330,419)
Accounts payable	224,194	230,778
Current income taxes	(52,301)	(48,601)
Other current assets	(11,189)	(15,053)
Other current liabilities	11,558	(4,976)
Other assets	(1,274)	(1,790)
Other liabilities	23,069	25,362
Net cash (used in) provided by operating activities	(35,905)	19,564
Investing activities:
Capital expenditures	(100,382)	(102,319)
Cash proceeds from sale of property and equipment	787	645
Purchase of business, net of cash acquired	—	1,758
Return from restricted account	—	8,000
Other	(19)	1
Net cash used in investing activities	(99,614)	(91,915)
Financing activities:
Net borrowings under bank credit facility	397,200	285,100
Payment of notes payable	—	(16,664)
Payment of capital lease obligations	(1,044)	(1,502)
Proceeds from the exercise of stock options	33,152	6,550
Excess tax benefit from share-based awards	8,095	2,257
Deferred bank credit facility fees paid	—	(2,970)
Payment for treasury shares acquired	(304,038)	(317,721)
Other	353	120
Net cash provided by (used in) financing activities	133,718	(44,830)
Impact of foreign currency on cash	(489)	(411)
Decrease in cash and cash equivalents	(2,290)	(117,592)
Cash and cash equivalents:
Beginning of period	68,547	177,539
End of period	$66,257	$59,947

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At October 27, 2012, we operated 1,561 stores in two countries: the United States of America (“U.S.”) and Canada.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2012 (“2012”) is comprised of the 53 weeks that began on January 29, 2012 and will end on February 2, 2013.  Fiscal year 2011 (“2011”) was comprised of the 52 weeks that began on January 30, 2011 and ended on January 28, 2012.  The fiscal quarters ended October 27, 2012 (“third quarter of 2012”) and October 29, 2011 (“third quarter of 2011”) were both comprised of 13 weeks.  The year-to-date periods ended October 27, 2012 (“year-to-date 2012”) and October 29, 2011 (“year-to-date 2011”) were both comprised of 39 weeks.

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

This change in accounting principle, to include approximately 350 class inventory cost pools in the retail method calculation instead of approximately 50 departments in the calculation’s inventory cost pools, is preferable as it provides us with a more precise estimate of the average cost of our merchandise inventories.

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

As the impact of the accounting change in the beginning of the current year inventory is immaterial, we have recognized the cumulative effect of the change in accounting principle as a current year expense by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the year-to-date 2012 income from continuing operations and net income by approximately $3.4 million and reduced the year-to-date 2012 basic and diluted earnings per share from continuing operations by $0.06.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $41.9 million and $42.3 million for the third quarter of 2012 and the third quarter of 2011, respectively, and $123.2 million and $119.4 million for the year-to-date 2012 and the year-to-date 2011, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.2 million and $19.8 million for the third quarter of 2012 and the third quarter of 2011, respectively, and $62.3 million and $58.0 million for the year-to-date 2012 and the year-to-date 2011, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2012 and 2011:

	Thirty-Nine Weeks Ended
(in thousands)	October 27, 2012	October 29, 2011
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$2,005	$1,949
Cash paid for income taxes, excluding impact of refunds	$95,190	$111,934
Non-cash activity:
Assets acquired under capital leases	$392	$2,925
Accrued property and equipment	$17,004	$15,275
Notes payable assumed in acquisition	$—	$16,664

During the year-to-date 2012, our gross proceeds from borrowings under the 2011 Credit Agreement (as defined in note 2) were $1,161.1 million and our gross repayments of borrowings under the 2011 Credit Agreement were $763.9 million.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility (“2011 Credit Agreement”), which replaced our previous $500 million three-year unsecured credit facility. The 2011 Credit Agreement expires on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 27, 2012, we had $463.1 million borrowings outstanding under the 2011 Credit Agreement and $65.1 million was committed to outstanding letters of credit, leaving $171.8 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $19.4 million and $19.6 million at October 27, 2012 and January 28, 2012, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at October 27, 2012 or October 29, 2011, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the third quarter of 2012 and the third quarter of 2011, 3.1 million and 1.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2012 and the year-to-date 2011, 1.9 million and 1.5 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  For the third quarter of 2012, 0.8 million of the restricted stock awards outstanding were antidilutive and excluded from the computation of diluted earnings per share. For each of the third quarter of 2011, the year-to-date 2012 and the year-to-date 2011, the restricted stock awards that were antidilutive were immaterial. Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. For the third quarter of 2012, stock options and restricted stock awards were excluded from the calculation of diluted earnings (loss) per share because we incurred a net loss from continuing operations and those options and awards would have an antidilutive effect on the computation of diluted earnings (loss) per share; therefore, diluted weighted-average common shares equal basic weighted-average common shares for the third quarter of 2012.

Share Repurchase Programs
On May 25, 2011, our Board of Directors authorized a share repurchase program providing for the repurchase of $400.0 million of our common shares (“2011 Repurchase Program”). On May 22, 2012, our Board of Directors authorized a share repurchase program providing for the repurchase of $200.0 million of our common shares (“2012 Repurchase Program”).

Our authorization under the 2011 Repurchase Program was exhausted during the first quarter of 2012. During the third quarter of 2012, we acquired approximately 1.6 million of our outstanding common shares for $51.3 million, under the 2012 Repurchase Program, which exhausted our authorization under the 2012 Repurchase Program.

During the year-to-date 2012, we have acquired approximately 8.1 million of our outstanding common shares for $298.5 million.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2011 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $(0.3) million and $6.2 million in the third quarter of 2012 and the third quarter of 2011, respectively, and $14.4 million and $19.7 million for the year-to-date 2012 and the year-to-date 2011, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Weighted-average fair value of stock options granted	$11.67	$10.92	$14.16	$14.44
Risk-free interest rate	0.6%	1.1%	0.6%	1.8%
Expected life (years)	4.2	4.2	4.2	4.2
Expected volatility	43.2%	40.9%	41.1%	41.7%
Expected annual forfeiture rate	3.0%	1.5%	3.0%	1.5%

The following table summarizes stock option activity for the year-to-date 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2012	3,676,423	$28.36
Granted	902,000	43.87
Exercised	(1,345,525)	23.97
Forfeited	(67,325)	37.06
Outstanding stock options at April 28, 2012	3,165,573	$34.46	5.2	$17,625
Granted	48,750	37.59
Exercised	(43,387)	17.24
Forfeited	(37,500)	39.00
Outstanding stock options at July 28, 2012	3,133,436	$34.69	5.0	$22,437
Granted	25,000	34.27
Exercised	(6,550)	23.45
Forfeited	(66,250)	43.51
Outstanding stock options at October 27, 2012	3,085,636	$34.53	4.7	$8,090
Vested or expected to vest at October 27, 2012	2,911,921	$34.34	4.7	$7,834
Exercisable at October 27, 2012	1,061,322	$26.54	3.3	$5,863

The stock options granted in the year-to-date 2012 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested restricted stock awards activity for the year-to-date 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 28, 2012	741,289	$39.40
Granted	525,800	43.85
Vested	(454,800)	38.79
Forfeited	(6,400)	39.97
Outstanding nonvested restricted stock at April 28, 2012	805,889	$42.65
Granted	41,859	37.08
Vested	(22,864)	33.24
Forfeited	(3,000)	42.03
Outstanding nonvested restricted stock at July 28, 2012	821,884	$42.63
Granted	21,500	31.22
Vested	—	—
Forfeited	(55,000)	43.45
Outstanding nonvested restricted stock at October 27, 2012	788,384	$42.26

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

The nonvested restricted stock award granted to Mr. Fishman in the first quarter of 2012 vests if we achieve a corporate financial goal for 2012 and he is employed by us on March 31, 2013. If either of the conditions is not achieved, the nonvested restricted stock award is forfeited. If both of the conditions are achieved, Mr. Fishman's 2012 nonvested restricted stock award will vest on the later of (1) the first trading day after we file with the SEC our Annual Report on Form 10-K for 2012 or (2) March 31, 2013. During the third quarter of 2012, we changed our estimate from probable to remote on the achievement of the corporate financial goal for Mr. Fishman’s 2012 nonvested restricted stock award. Therefore, the year-to-date share-based compensation expense associated with this award was reversed during the third quarter of 2012.

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

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(in thousands)	2012	2011	2012	2011
Total intrinsic value of stock options exercised	$96	$574	$29,171	$6,119
Total fair value of restricted stock vested	—	—	21,907	11,618

The total unearned compensation cost related to all share-based awards outstanding at October 27, 2012 was approximately $33.2 million.  This compensation cost is expected to be recognized through September 2016 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from October 27, 2012.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2012	2011
Discount rate	5.0%	5.7%
Rate of increase in compensation levels	3.5%	3.9%
Expected long-term rate of return	5.5%	8.0%

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
(in thousands)	2012	2011	2012	2011
Service cost - benefits earned in the period	$543	$552	$1,628	$1,658
Interest cost on projected benefit obligation	823	874	2,469	2,622
Expected investment return on plan assets	(772)	(1,157)	(2,317)	(3,470)
Amortization of actuarial loss	587	449	1,759	1,347
Amortization of prior service cost	(9)	(9)	(26)	(26)
Amortization of transition obligation	3	4	10	10
Settlement loss	6	291	264	291
Net periodic pension cost	$1,181	$1,004	$3,787	$2,432

We currently expect no required contributions to the qualified defined benefit pension plan during 2012.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

Based on an evaluation of currently available information, we have fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of our Canadian segment, as well as the deferred tax benefit of the loss generated by our Canadian segment since the acquisition, by a valuation allowance.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 2, 2013, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers (Jeffrey Berger, David Kollat, Brenda Lauderback, Philip Mallott, Russell Solt, Dennis Tishkoff, Robert Claxton, Joe Cooper, Steven Fishman, Charles Haubiel, Timothy Johnson, John Martin, Norman Rankin, Paul Schroeder, Robert Segal and Steven Smart). The lawsuits were consolidated, and on August 13, 2012, Plaintiffs filed a consolidated complaint, which generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and by failing to suspend our share repurchase program. The consolidated complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, misappropriation of trade secrets and corporate waste and seeks declaratory relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys' fees and expenses. The defendants have filed a motion to dismiss the consolidated complaint, and that motion is fully briefed and awaiting a decision.
In addition, on July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Mrs. Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys' fees and expenses. No response to the complaint is yet required.
We believe that these lawsuits are without merit, and we intend to defend ourselves vigorously against the allegations levied in these lawsuits. While a loss from these lawsuits is reasonably possible, at this time, we cannot reasonably estimate the amount of any loss that may result or whether the lawsuits will have a material impact on our financial statements.

On November 29, 2012, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to Mr. Fishman's trades in our common shares. We are fully cooperating with the U.S. Attorney in connection with the subpoena. We also understand that the SEC has initiated an inquiry into this matter, but we have not yet received a document request from the SEC.

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

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(in thousands)	October 27, 2012			October 29, 2011
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,095,180	$39,025	$1,134,205	$1,116,756	$21,530	$1,138,286
Depreciation expense	26,006	584	26,590	22,384	489	22,873
Operating profit (loss)	(2,383)	(4,309)	(6,692)	15,788	(6,882)	8,906
Interest expense	(1,490)	(1)	(1,491)	(921)	(1)	(922)
Other income (expense)	2	44	46	9	(228)	(219)
Income (loss) from continuing operations before income taxes	(3,871)	(4,266)	(8,137)	14,876	(7,111)	7,765
Income tax expense (benefit)	(2,149)	—	(2,149)	3,524	—	3,524
Income (loss) from continuing operations	$(1,722)	$(4,266)	$(5,988)	$11,352	$(7,111)	$4,241

	Thirty-Nine Weeks Ended
(in thousands)	October 27, 2012			October 29, 2011
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$3,540,438	$106,285	$3,646,723	$3,507,231	$25,464	$3,532,695
Depreciation expense	75,898	2,251	78,149	64,397	568	64,965
Operating profit (loss)	115,239	(13,745)	101,494	162,234	(7,269)	154,965
Interest expense	(2,721)	(1)	(2,722)	(1,966)	(791)	(2,757)
Other income (expense)	2	43	45	163	(216)	(53)
Income (loss) from continuing operations before income taxes	112,520	(13,703)	98,817	160,431	(8,276)	152,155
Income tax expense	41,935	—	41,935	59,669	—	59,669
Income (loss) from continuing operations	$70,585	$(13,703)	$56,882	$100,762	$(8,276)	$92,486

(in thousands)	October 27, 2012			January 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,991,399	$73,503	$2,064,902	$1,586,035	$55,275	$1,641,310

The following is net sales data by segment and category:

	Third Quarter		Year-to-Date
(in thousands)	2012	2011	2012	2011
U.S.
Consumables	$387,374	$384,443	$1,153,503	$1,136,713
Furniture	212,914	210,440	681,437	647,327
Home	190,662	196,962	560,099	554,093
Play n' Wear	134,808	144,887	396,785	423,658
Hardlines & Other	96,515	100,030	307,830	302,505
Seasonal	72,907	79,994	440,784	442,935
Total U.S.	1,095,180	1,116,756	3,540,438	3,507,231
Canada	39,025	21,530	106,285	25,464
Net sales	$1,134,205	$1,138,286	$3,646,723	$3,532,695

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2011 and 2012:

(in thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 29, 2011	$—	$(10,470)	$(10,470)
Period change	(831)	980	149
Balance at October 29, 2011	(831)	(9,490)	(10,321)
Period change	(219)	(4,979)	(5,198)
Balance at January 28, 2012	(1,050)	(14,469)	(15,519)
Period change	(407)	1,214	807
Balance at October 27, 2012	$(1,457)	$(13,255)	$(14,712)

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill, which are generally not deductible for income tax purposes, were as follows:

(in thousands)	2012	2011
Beginning of year	$12,282	$—
Goodwill from acquisition	—	21,507
Goodwill adjustments	1,191	(8,873)
Foreign currency impact	40	(211)
End of period	$13,513	$12,423

The goodwill adjustments were associated with our acquisition of Big Lots Canada, Inc. (“Big Lots Canada”) in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the third quarter of 2012 that we believe are key indicators of both our consolidated and segment operating performance when compared to the third quarter of 2011:

Consolidated Highlights

•	Net sales decreased $4.1 million or 0.4%.

•	Diluted earnings per share from continuing operations decreased from $0.06 per share to a loss of $0.10 per share.

•	Inventory increased by 8.2% or $90.3 million to $1,190.7 million from the third quarter of 2011.

•	We acquired 1.6 million of our outstanding common shares for $51.3 million, which exhausted our authorization under the 2012 Repurchase Program.

U.S. Segment Highlights

•	Net sales decreased $21.6 million or 1.9%.

•	Comparable store sales for stores open at least fifteen months decreased 4.6%.

•	Gross margin dollars decreased $17.6 million, while gross margin rate decreased 90 basis points from 39.0% to 38.1% of sales.

•	Selling and administrative expenses decreased $3.1 million. As a percentage of net sales, selling and administrative expenses increased 40 basis points to 36.0%.

•	Operating profit rate decreased 160 basis points to a loss of 0.2%.

Canadian Segment Highlights

•	Net sales increased $17.5 million to $39.0 million.

•	Operating loss narrowed $2.6 million to $4.3 million.

See the discussion and analysis below for additional details regarding our segments’ operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2012 and the year-to-date 2011:

	U.S.	Canada	Total
2011
Stores open at the beginning of the fiscal year	1,398	—	1,398
Stores opened during the period	69	—	69
Stores acquired during the period	—	89	89
Stores closed during the period	(22)	(4)	(26)
Stores open at the end of the period	1,445	85	1,530
2012
Stores open at the beginning of the fiscal year	1,451	82	1,533
Stores opened during the period	55	—	55
Stores closed during the period	(24)	(3)	(27)
Stores open at the end of the period	1,482	79	1,561

We continue to expect net new store growth of 45 stores in the U.S. during 2012.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.9	61.0	61.0	60.4
Gross margin	38.1	39.0	39.0	39.6
Selling and administrative expenses	36.4	36.2	34.1	33.4
Depreciation expense	2.3	2.0	2.1	1.8
Operating profit (loss)	(0.6)	0.8	2.8	4.4
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense)	0.0	(0.0)	0.0	(0.0)
Income (loss) from continuing operations before income taxes	(0.7)	0.7	2.7	4.3
Income tax expense (benefit)	(0.2)	0.3	1.1	1.7
Income (loss) from continuing operations	(0.5)	0.4	1.6	2.6
Discontinued operations	0.0	(0.0)	(0.0)	(0.0)
Net income (loss)	(0.5)%	0.4%	1.6%	2.6%

THIRD QUARTER OF 2012 COMPARED TO THIRD QUARTER OF 2011

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the third quarter of 2012 compared to the third quarter of 2011 were as follows:

Third Quarter
	2012		2011		Change
(in thousands)
Consumables	$387,374	35.4%	$384,443	34.4%	$2,931	0.8%
Furniture	212,914	19.4	210,440	18.8	2,474	1.2
Home	190,662	17.4	196,962	17.6	(6,300)	(3.2)
Play n' Wear	134,808	12.3	144,887	13.0	(10,079)	(7.0)
Hardlines & Other	96,515	8.8	100,030	9.0	(3,515)	(3.5)
Seasonal	72,907	6.7	79,994	7.2	(7,087)	(8.9)
Net sales	$1,095,180	100.0%	$1,116,756	100.0%	$(21,576)	(1.9)%

Net sales decreased $21.6 million, or 1.9%, to $1,095.2 million in the third quarter of 2012, compared to $1,116.8 million in the third quarter of 2011.  The decrease in net sales was principally due to a 4.6% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $48.0 million. The decrease in comparable store sales was partially offset by the net addition of 37 stores since the end of the third quarter of 2011, which increased net sales by $26.4 million.

The Consumables category experienced the largest sales increase in dollars during the third quarter of 2012. The increase in the Consumables category was driven by significant branded closeouts in our housekeeping supplies, household chemicals, and paper departments, which were partially offset by lower sales in our food department. The Furniture category sales increase was driven by mattresses and upholstered items. Within the Home category, most major departments experienced a decline in sales as our Home category expansion that began earlier in 2012, has experienced disappointing results as customers have not responded to our new assortment. The primary driver of the sales decrease in the Hardlines & Other category was lower sales in our home maintenance and paint departments as we reduced their space allotment, partially offset by increased sales of branded closeout merchandise in our small appliances department. The Seasonal category continued to experience a slowdown in sales of our lawn & garden and patio merchandise from the second quarter of 2012. Additionally, sales in our Halloween and Harvest areas were challenged during the quarter. In the Play n' Wear category, our electronics department experienced a modest comparable store sales increase which was the result of favorable customer reaction to our tablet computer offerings. This increase was more than offset by the continuation of lower sales in our toys department and our apparel, infant and lingerie departments as we shifted square footage away from these departments to facilitate the expansion of the Home category as noted above.

Gross Margin
Gross margin dollars decreased $17.6 million, or 4.0%, to $417.8 million for the third quarter of 2012, compared to $435.4 million for the third quarter of 2011.  The decrease in gross margin dollars was due to both lower net sales of $21.6 million, which decreased gross margin dollars by approximately $8.4 million, and a lower gross margin rate, which decreased gross margin dollars by approximately $9.2 million.  Gross margin as a percentage of net sales decreased 90 basis points to 38.1% in the third quarter of 2012, compared to 39.0% in the third quarter of 2011.  The gross margin rate decrease was principally due to merchandise mix, as sales declines in certain higher margin categories were partially offset by sales increases in our Furniture and lower margin Consumables categories, and increased markdowns to address the slower than expected sales in our Home, Furniture, and Consumables categories.

Selling and Administrative Expenses
Selling and administrative expenses were $394.1 million for the third quarter of 2012, compared to $397.2 million for the third quarter of 2011.  The decrease of $3.1 million, or 0.8%, was primarily due to decreases in share-based compensation expense of $6.5 million and advertising expense of $3.4 million, partially offset by increases in store occupancy expenses of $3.3 million and health benefit expenses of $2.3 million. The decrease in share-based compensation expense of $6.5 million was primarily driven by the reversal of the year-to-date expense associated with Mr. Fishman's 2012 nonvested restricted stock award. This reversal resulted from a third quarter of 2012 change in our estimate from probable to remote on the likelihood of achievement of the corporate financial goal for 2012. Advertising expense decreased as a result of lower print and circulation expenses associated with our decision to reduce certain preprinted circulars and increase our market coverage through electronic media during the third quarter of 2012 as compared to the third quarter of 2011. The increase in store occupancy expenses was primarily due to the net increase of 37 stores compared to the end of the third quarter of 2011. The increase in our health benefits expenses was primarily driven by costs associated with certain large claims that were covered during the third quarter of 2012.

As a percentage of net sales, selling and administrative expenses increased 40 basis points to 36.0% for the third quarter of 2012 compared to 35.6% for the third quarter of 2011.

Depreciation Expense
Depreciation expense increased $3.6 million to $26.0 million in the third quarter of 2012, compared to $22.4 million for the third quarter of 2011. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 40 basis points compared to the third quarter of 2011.

Canadian Segment

Our Canadian segment’s net sales increased $17.5 million to $39.0 million for the third quarter of 2012, as compared to $21.5 million in the third quarter of 2011. Net sales were positively impacted by growing inventory levels, improved quality and breadth of assortment, and strong customer demand for newly introduced consumable, seasonal, and furniture merchandise. Our operating loss was $4.3 million for the third quarter of 2012 compared to $6.9 million in the third quarter of 2011. Our operating loss narrowed from the third quarter of 2011 to the third quarter of 2012 primarily due to the increase in net sales.

Other Performance Factors

Interest Expense
Interest expense was $1.5 million in the third quarter of 2012, compared to $0.9 million in the third quarter of 2011.  The increase was driven by increased borrowings in the third quarter of 2012. We had total average borrowings (including capital leases) of $343.8 million in the third quarter of 2012 compared to total average borrowings of $190.1 million in the third quarter of 2011. The increase in total average borrowings from the third quarter of 2011 to the third quarter of 2012 was primarily the result of our purchase of approximately 8.1 million of our outstanding shares under our 2011 and 2012 Repurchase Programs in the year-to-date 2012.

Income Taxes
The effective income tax benefit rate for the third quarter of 2012 and tax expense rate for the third quarter of 2011 for income from continuing operations was 26.4% and 45.4%, respectively.  The lower rate was primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment, the effect of U.S. income taxes on a lower pretax income base (driven by the loss generated by our Canadian segment), and less favorable discrete settlement activity.

YEAR-TO-DATE 2012 COMPARED TO YEAR-TO-DATE 2011

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2012 compared to the year-to-date 2011 were as follows:

	Year-to-Date
	2012		2011		Change
($ in thousands)
Consumables	$1,153,503	32.6%	$1,136,713	32.4%	$16,790	1.5%
Furniture	681,437	19.2	647,327	18.5	34,110	5.3
Home	560,099	15.8	554,093	15.8	6,006	1.1
Seasonal	440,784	12.4	442,935	12.6	(2,151)	(0.5)
Play n' Wear	396,785	11.2	423,658	12.1	(26,873)	(6.3)
Hardlines & Other	307,830	8.8	302,505	8.6	5,325	1.8
Net sales	$3,540,438	100.0%	$3,507,231	100.0%	$33,207	0.9%

Net sales increased $33.2 million, or 0.9%, to $3,540.4 million in the year-to-date 2012, compared to $3,507.2 million in the year-to-date 2011.  The increase in net sales was principally due to the opening of 78 new stores since the end of the third quarter of 2011, which increased net sales by $110.5 million, partially offset by a 2.3% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $77.3 million.  The Furniture category experienced the largest sales gains in the year-to-date 2012, with mattresses and upholstered items being the primary drivers. The sales increase in the Home category was led by the domestics and food preparation departments. In addition, in 2012 we expanded the square footage allocation to the Home category. The primary driver of the increase in the Hardlines & Other category was an attractive assortment of branded closeout merchandise primarily in our small appliances and automotive departments, partially offset by lower sales in our home maintenance and paint departments.  The Consumables category increase was primarily due to our expanded offerings in specialty foods and a significant branded closeout deal, partially offset by lower than expected sales in our food and health and beauty departments.

The Seasonal category experienced differing trends during the first quarter of 2012 compared to the second and third quarters of 2012. During the first quarter of 2012, the Seasonal category generated positive sales trends primarily related to higher price point lawn & garden and patio merchandise. However, during the second and third quarters of 2012, the Seasonal category experienced declining sales trends, primarily related to the perceived value of our opening price point lawn & garden and patio merchandise. Additionally, lower than anticipated sales in our Spring holiday, Halloween and Harvest departments negatively impacted our Seasonal category in the year-to-date 2012.  The Play n' Wear category, as expected, has produced lower sales in our toys department and decreases in our apparel, infant, and lingerie departments which were downsized to facilitate expansion of the Home category.

Based on the early sales trends in the fourth quarter of 2012, we expect comparable store sales to decline in the low to mid single digits during the fourth quarter of 2012. As previously disclosed in our 2011 Form 10-K, we believe our total sales during the fourth quarter of 2012 will benefit from the additional one week of sales as a result of 2012 having a 53-week fiscal calendar.

Gross Margin
Gross margin dollars decreased $4.5 million, or 0.3%, to $1,384.1 million for the year-to-date 2012, compared to $1,388.6 million for the year-to-date 2011.  The decrease in gross margin dollars was principally due to lower gross margin rate, which decreased gross margin dollars by approximately $17.6 million, partially offset by higher net sales of $33.2 million, which increased gross margin dollars by approximately $13.1 million. Gross margin as a percentage of net sales decreased 50 basis points to 39.1% in the year-to-date 2012, compared to 39.6% in the year-to-date 2011.  The gross margin rate decrease was principally due to the impact of the change in accounting principle related to our merchandise inventories of $5.6 million, or 20 basis points and a slightly higher markdown rate.

In the fourth quarter of 2012, we expect our gross margin rate will be lower than the fourth quarter of 2011, as we expect a higher markdown rate in 2012 as compared to 2011.

Selling and Administrative Expenses
Selling and administrative expenses were $1,193.0 million for the year-to-date 2012, compared to $1,162.0 million for the year-to-date 2011.  The increase of $31.0 million, or 2.7%, was primarily due to increases in store occupancy expenses of $12.3 million, health benefit expenses of $7.2 million, store payroll expense of $7.1 million and advertising expense of $4.4 million, which were partially offset by a decrease of $5.3 million in share-based compensation expense. The increases in store payroll and store occupancy expenses were primarily due to the net increase of 37 stores compared to the year-to-date 2011. The increase in our health benefits expense was primarily driven by costs associated with certain large claims that were expensed during the second and third quarters of 2012. Advertising expense increased as a result of our decision to distribute one additional circular in the second quarter of 2012, the increased store count, and new signage initiatives. The decrease in share-based compensation expense was primarily driven by the nonvested restricted stock awards granted to Mr. Fishman in 2012. In the year-to-date 2011, the award granted to Mr. Fishman in 2011 was estimated to be achieved, while in the year-to-date 2012, the award granted to Mr. Fishman in 2012 was estimated to not be achieved.

As a percentage of net sales, selling and administrative expenses increased 60 basis points to 33.7% for the year-to-date 2012 compared to 33.1% for the year-to-date 2011.

For the fourth quarter of 2012, we anticipate our selling and administrative expenses as a percentage of net sales will be consistent with the fourth quarter of 2011.

Depreciation Expense
Depreciation expense increased $11.5 million to $75.9 million in the year-to-date 2012, compared to $64.4 million for the year-to-date 2011. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 30 basis points compared to the year-to-date 2011.

During the fourth quarter of 2012, we expect that depreciation expense will increase as compared to the fourth quarter of 2011 as a result of forecasted capital expenditures associated with new store openings and maintenance of existing stores and distribution centers. Total capital expenditures continue to be forecasted in the range of $130 million to $135 million for 2012.

Canadian Segment

Our Canadian segment's net sales increased $80.8 million to $106.3 million in the year-to-date 2012, as compared to $25.5 million in the year-to-date 2011. Net sales in the year-to-date 2011 represent sales from the date of acquisition (July 18, 2011) through the end of the third quarter of 2011. Our operating loss was $13.7 million in the year-to-date 2012 as compared to $7.3 million in the year-to-date 2011. Our operating loss as a percentage of net sales has improved in the year-to-date 2012 as compared to the year-to-date 2011, as we have generated positive sales trends from an improved assortment and breadth of offerings.

Other Performance Factors

Interest Expense
Interest expense was $2.7 million in the year-to-date 2012, compared to $2.8 million in the year-to-date 2011.   The decrease was driven by the occurrence in the second quarter of 2011 of $0.8 million in prepayment fees associated with the repayment of the notes payable assumed in the Big Lots Canada acquisition that did not recur in the second quarter of 2012. Additionally, the decrease was driven by lower amortization of deferred bank fees on our 2011 Credit Agreement in the year-to-date 2012 as compared to deferred bank fees on our prior credit agreement in the year-to-date 2011. These interest expense reductions were partially offset by additional interest expense related to increased borrowings in the year-to-date 2012. We had total average borrowings (including capital leases) of $169.9 million in the year-to-date 2012 compared to total average borrowings of $69.1 million in the year-to-date 2011. The increase in total average borrowings from the year-to-date 2011 to the year-to-date 2012 was primarily the result of our investment of $298.5 million in the year-to-date 2012 to purchase approximately 8.1 million of our outstanding shares under the 2011 and 2012 Repurchase Programs.

Income Taxes
The effective income tax rate for the year-to-date 2012 and the year-to-date 2011 for income from continuing operations was 42.4% and 39.2%, respectively.  The higher rate was primarily due to an incremental valuation allowance relative to the deferred tax benefit of a larger loss generated by our Canadian segment and the effect of U.S. income taxes on a lower pretax income base (driven by the loss generated by our Canadian segment). The income tax rate differential on the loss generated by our Canadian segment, coupled with the related valuation allowance, increased our effective tax rate by 5.1% and 2.0% during the year-to-date 2012 and the year-to-date 2011, respectively.

Capital Resources and Liquidity
The 2011 Credit Agreement is scheduled to expire on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit, and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 27, 2012, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At October 27, 2012, we had $463.1 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $171.8 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $65.1 million.  Based on our forecasted results, we anticipate that total indebtedness under the 2011 Credit Agreement through March 31, 2013 will peak at less than $565 million, which includes outstanding letters of credit and the estimated impact of cash needs of Big Lots Canada.

Cash used in operating activities increased by $55.5 million to $35.9 million in the year-to-date 2012 compared to $19.6 million of cash provided by operating activities in the year-to-date 2011. The primary cause of the increase in cash used in operating activities was the decrease in net income of $35.5 million to $56.8 million in the year-to-date 2012 from $92.3 million in the year-to-date 2011.

Cash used in investing activities increased by $7.7 million to $99.6 million in the year-to-date 2012 compared to $91.9 million in the year-to-date 2011.  The increase was primarily due to a return from a deposit in a restricted account with an insurance carrier of $8.0 million which we received in the year-to-date 2011.

Cash provided by financing activities increased by $178.5 million to $133.7 million in the year-to-date 2012 compared to $44.8 million of cash used in financing activities in the year-to-date 2011.  The increase in cash provided by financing activities primarily resulted from additional borrowings under the 2011 Credit Agreement and an increase in proceeds received from the exercise of stock options. In the year-to-date 2012 and the year-to-date 2011, we had net borrowings of $397.2 million and $285.1 million, respectively, under the 2011 Credit Agreement. Additionally, proceeds received from the exercise of stock options increased $26.6 million to $33.2 million in the year-to-date 2012 compared to $6.6 million in the year-to-date 2011. In the year-to-date 2012, we acquired $298.5 million of our common shares under the 2011 and 2012 Repurchase Programs, compared to $313.1 million of our common shares repurchased in the year-to-date 2011. We increased our use of borrowings to fund share repurchases in the year-to-date 2012 as compared to the year-to-date 2011, as we began 2011 with $109.0 million more in cash and cash equivalents as compared to 2012. Lastly, in the year-to-date 2011, we paid $16.7 million of notes payable in connection with our acquisition of Big Lots Canada.

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

Item 1A. Risk Factors

During the third quarter of 2012, there were no material changes to the risk factors previously disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 29, 2012 - August 25, 2012	635	$32.39	635	$30,709
August 26, 2012 - September 22, 2012	994	30.91	994	—
September 23, 2012 - October 27, 2012	—	—	—	—
Total	1,629	$31.49	1,629	$—

(1)
The 2012 Repurchase Program is comprised of a May 25, 2012 authorization by our Board of Directors for the repurchase of up to $200.0 million of our common shares. During the third quarter of 2012, we purchased approximately $51.3 million of our common shares under the 2012 Repurchase Program, which exhausted the program.

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

Dated: December 5, 2012

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)