Form 10-K
period 2013-02-02
BIG LOTS INC
filed 2013-04-02
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑     No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐   No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,364,831,356 on July 28, 2012, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).

The number of the registrant’s common shares, $0.01 par value, outstanding as of March 29, 2013, was 57,942,982.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is North America’s largest broadline closeout retailer (see the discussion below under the caption “Closeout Retailing”). At February 2, 2013, we operated a total of 1,574 stores in two countries: the United States of America (“U.S.”) and Canada. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years being comprised of 52 weeks and some being comprised of 53 weeks. Unless otherwise stated, references to years in this Form 10-K relate to fiscal years rather than calendar years. The following table provides a summary of our fiscal year calendar and the associated number of weeks in each fiscal year:

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2013	52	February 3, 2013	February 1, 2014
2012	53	January 29, 2012	February 2, 2013
2011	52	January 30, 2011	January 28, 2012
2010	52	January 31, 2010	January 29, 2011
2009	52	February 1, 2009	January 30, 2010
2008	52	February 3, 2008	January 31, 2009

We manage our broadline closeout retailing business on the basis of two segments: U.S. and Canada. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. In our U.S. segment, we evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Food, Consumables, Furniture, Home, Seasonal, Hardlines & Toys and Electronics & Other. The Food category includes the food and specialty food departments. The Consumables category includes the health and beauty, plastics, paper, chemical, and pet departments. The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments. The Home category includes the domestics, stationery, and home decorative departments. The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments. The Hardlines & Toys category includes the toys, appliances, tools, paint, and home maintenance departments. The Electronics & Other category includes the electronics, jewelry, infant accessories, and apparel departments, as well as the results of certain large closeout deals that we typically acquire through our alternate product sourcing operations. See note 15 to the accompanying consolidated financial statements for the net sales results of our segments and these categories for 2012, 2011, and 2010.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated Stores Corporation. In 2010, all of our operations were located within the U.S. In July 2011, we expanded our operations internationally into Canada with the acquisition of 100% of the outstanding shares of Liquidation World Inc. (now known as Big Lots Canada, Inc.).

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278‑6800.

Closeout Retailing

Closeout merchandise generally results from production overruns, packaging changes, discontinued products, liquidations, returns, and other disruptions in the supply chain of manufacturers. We can generally purchase closeout merchandise at lower costs than would be paid by traditional discount retailers, and offer closeout merchandise to our customers at lower prices than those offered by traditional discount retailers. We attempt to maximize the amount of closeout merchandise available in our stores. We work closely with our vendors to obtain brand-name merchandise that is easily recognizable by our customers. In addition to closeout merchandise, we stock many products on a consistent basis that we believe provide great value to our customers. For net sales by merchandise category and as a percent of total net sales, see the discussion below under the captions “2012 Compared To 2011” and “2011 Compared To 2010” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate

The following table compares the number of our stores in operation, by segment, at the beginning and end of each of the last five fiscal years:

	2012	2011	2010	2009	2008
U.S.
Stores open at the beginning of the year	1,451	1,398	1,361	1,339	1,353
Stores opened during the year	87	92	80	52	21
Stores acquired during the year	—	—	—	—	—
Stores closed during the year	(43)	(39)	(43)	(30)	(35)
Stores open at the end of the year	1,495	1,451	1,398	1,361	1,339

Canada
Stores open at the beginning of the year	82	—	—	—	—
Stores opened during the year	—	—	—	—	—
Stores acquired during the year	—	89	—	—	—
Stores closed during the year	(3)	(7)	—	—	—
Stores open at the end of the year	79	82	—	—	—

Consolidated
Stores open at the beginning of the year	1,533	1,398	1,361	1,339	1,353
Stores opened during the year	87	92	80	52	21
Stores acquired during the year	—	89	—	—	—
Stores closed during the year	(46)	(46)	(43)	(30)	(35)
Stores open at the end of the year	1,574	1,533	1,398	1,361	1,339

During 2009, the U.S. commercial real estate market softened and, as a result, the availability of space improved and rental rates eased. This real estate trend, along with continued sales and profitability improvement in our stores, enabled us to accelerate the rate of new store growth from 2009 to 2011. In addition, in 2011, we acquired 89 stores in Canada as the result of our acquisition of Liquidation World Inc. In 2012, we continued our new store expansion activities in the U.S. and we reviewed our portfolio of stores acquired in Canada. For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

The following table details our U.S. stores by state at February 2, 2013:

Alabama	29	Maine	8	Ohio	108
Arizona	38	Maryland	24	Oklahoma	18
Arkansas	13	Massachusetts	20	Oregon	14
California	173	Michigan	49	Pennsylvania	71
Colorado	21	Minnesota	9	Rhode Island	1
Connecticut	12	Mississippi	14	South Carolina	35
Delaware	5	Missouri	27	South Dakota	1
Florida	108	Montana	2	Tennessee	49
Georgia	59	Nebraska	4	Texas	117
Idaho	7	Nevada	12	Utah	10
Illinois	40	New Hampshire	7	Vermont	4
Indiana	46	New Jersey	21	Virginia	39
Iowa	3	New Mexico	12	Washington	27
Kansas	9	New York	60	West Virginia	18
Kentucky	40	North Carolina	73	Wisconsin	10
Louisiana	23	North Dakota	2	Wyoming	2
				District of Columbia	1
				Total stores	1,495
				Number of states	48

The following table details our Canadian stores by province at February 2, 2013:

Alberta	11	New Brunswick	2	Saskatchewan	6
British Columbia	16	Nova Scotia	4
Manitoba	4	Ontario	36
				Total stores	79
				Number of provinces	7

Of our 1,574 stores, 32% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 35% of our 2012 net sales.

Associates

At February 2, 2013, we had approximately 37,300 active associates comprised of 13,100 full‑time and 24,200 part‑time associates. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of approximately 42,700 in 2012. Approximately 65% of the associates employed throughout the year are employed on a part‑time basis. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, who operate in traditional brick and mortar stores and/or the e-commerce marketplace. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad assortment of closeout merchandise from vendors.

Purchasing

An integral part of our business is the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors typically at prices below those paid by traditional retailers. We believe that we have built strong relationships with many brand-name vendors and we have capitalized on our purchasing power in the closeout marketplace, including our ability to pay timely. We believe our vendor relationships and purchasing power enable us to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of a vendor's closeout merchandise in specific product categories and to control distribution in accordance with vendor instructions. We believe this ability provides a high level of service and convenience to our vendors.

We supplement our traditional brand-name closeout purchases with direct import and domestically-sourced merchandise, which represents merchandise that our customers expect us to consistently stock in our stores or merchandise that we believe offers our customers a significant value. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our dominant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

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

Our merchandise is purchased from a broad vendor base of more than 3,000 domestic and foreign vendors. In 2012, our top ten vendors accounted for approximately 18% of total purchases (at cost) while the largest vendor accounted for approximately 6% of total purchases (at cost).

During 2012, we purchased approximately 24% of our merchandise directly from overseas vendors, including approximately 20% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks as described further in “Item 1A. Risk Factors” of this Form 10-K.

Warehouse and Distribution

The majority of the merchandise we sell is received and processed for retail sale and distributed to the retail locations from our seven regional distribution centers. Our U.S. segment is serviced by regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. Our Canadian segment is serviced by regional distribution centers located in British Columbia and Ontario. While a few of our merchandise vendors deliver merchandise directly to our stores, the large majority of our inventory is managed through our distribution centers to facilitate prompt and efficient distribution of merchandise to our stores and maximize our sales and inventory turnover rate. We selected the locations of our distribution centers in the U.S. in an effort to minimize transportation costs and the distance from distribution centers to our stores.

In addition to the regional distribution centers that handle merchandise, we operate a warehouse in Ohio that distributes fixtures and supplies to our stores.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties” of this Form 10-K and the discussion under the caption “Operating Strategy - Cost Structure” in the accompanying MD&A in this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office and are either registered or pending registration with the Canadian Intellectual Property Office. We use a variety of marketing approaches to promote our brand and retail position through television, internet, in-store point-of-purchase, and print media.

The centerpiece of our U.S. marketing efforts is our television campaign which combines elements of strategic branding and promotion. These same elements are also used in most of our other marketing media. Our highly-targeted media placement strategy uses national cable as the foundation of our television buys which is then supplemented with commercials placed with broadcast networks in key markets. In all markets served by our U.S. stores, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2012, we distributed multi-page circulars covering
30 weeks which included three additional circulars compared to 2011 and 2010. We create regional versions of these circulars to take advantage of market differences caused by product availability, climate, and customer preferences. In addition, we use in-store promotional materials, including in‑store signage, to emphasize special bargains and significant values offered to our customers.

Since we acquired Big Lots Canada, Inc., our marketing efforts in Canada have been limited to in-store promotional materials. Our marketing focus in Canada has been on enhancing the presentation of our stores. In 2012, we began evaluating our branding and promotional advertising strategies in Canada based on what actions will assist us in accomplishing our future operational goals and we will begin implementing those which we believe will generate incremental sales.

Our customer list, which we refer to as the Buzz Club® in the U.S., is an important marketing tool that allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In addition to the Buzz Club®, in August 2009, we started the Buzz Club Rewards® program (“Rewards”), which has grown rapidly from 1.2 million members at the end of 2009 to 15.3 million members at the end of 2012. Members of the Rewards program may earn discounts on future purchases and receive targeted promotions. Total advertising expense as a percentage of total net sales was 1.9% in each of 2012, 2011, and 2010.

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

The seasonality of our net sales and related merchandise inventory requirements influences our availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2012, our total indebtedness (outstanding borrowings and letters of credit) peaked in November 2012 at approximately $574 million under our five-year $700 million unsecured credit facility entered into in July 2011 (“2011 Credit Agreement”). At February 2, 2013, our total indebtedness under the 2011 Credit Agreement was $176.6 million, which included $171.2 million in borrowings and $5.4 million in outstanding letters of credit. We expect that borrowings will vary throughout 2013 depending on various factors, including our seasonal need to acquire merchandise inventory prior to the peak selling season, and the timing and amount of sales to our customers. For a discussion of our sources and uses of funds, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and the discussion under the caption “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

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

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”).

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, Nominating/Corporate Governance, Strategic Planning, and Public Policy and Environmental Affairs Committees; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our websites are not part of this report.

Item 1A. Risk Factors

The statements in this section describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2012 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

The current economic conditions (including commodity price fluctuations and sustained elevated underemployment) give rise to risks and uncertainties that may adversely affect our capital resources, financial condition, results of operations, and liquidity including, but not limited to the following:

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

•
Our customers may experience reduced disposable income due to increases in withholdings on personal payroll taxes associated with the social security in the United States and other governmental programs.

•
The reaction of our competitors to the marketplace may drive our competitors, some of whom are better capitalized than us, to offer significant discounts or promotions on their merchandise, which could negatively affect our sales and profit margins.

•	A downgrade in our credit rating could negatively affect our ability to access capital or could increase the borrowing rates we pay.

If we are unable to continue to successfully execute our operating strategies in our U.S. segment, our operating performance could be significantly impacted.

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. In 2010, we announced operating performance targets and goals as part of an updated strategic plan that we intended to use as our roadmap for the future. We continued to execute on that plan in 2012, which included a growth phase and a continued focus on merchandising, real estate, and cost structure. During 2012, our senior management performed a review and provided our Board of Directors with an updated view of our strategic plan for 2013 and beyond. In December 2012, we announced the intention of our Chairman, Chief Executive Officer and President, Steven S. Fishman, to retire in 2013, once his successor has been identified. The successful hiring of a new Chief Executive Officer and the completion of the review our strategic plan could impact our abilities to meet our operating performance targets. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to successfully implement our operating strategies in our Canadian segment, our operating performance could be significantly impacted.

In 2011, we acquired Liquidation World Inc. as an avenue for entry into the Canadian retail market, which was not specifically included in the strategic plan announced in 2010, but fell within the growth phase goals of our overall plan. In 2012, the Company began implementing an operating strategy in Canada similar to that of our U.S. segment. If we are unable to successfully complete the implementation of this strategy in Canada, such failure could have a material adverse affect on our consolidated operating performance and the value of our goodwill and intangibles assets associated with the Canadian segment could be negatively affected. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail business, which includes both traditional brick and mortar stores and the e-commerce marketplace, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Certain of our competitors have greater financial, distribution, marketing, and other resources than us. It is possible that increased competition or improved performance by our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.

If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.

With the continued expansion of mobile computing devices and smart phones, competition from the e-commerce sector continues to grow and our current operating strategy does not include plans for expansion into the on-line marketplace. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers and products. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

For the closeout component of our business, we do not control the supply, design, function, availability, or cost of many of the products that we offer for sale in our stores. Our ability to meet or exceed our operating performance targets for gross margin depends upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers. In addition, we rely on our vendors to provide us with quality merchandise. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us would likely have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

We rely on vendors located in foreign countries for significant amounts of merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher gross margin. During 2012, we purchased approximately 24% of our products directly from overseas vendors including 20% from vendors located in China. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

Disruption to our distribution network, the capacity of our distribution centers, and the timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes or shortages in the transportation industry could negatively affect our distribution network, the timely receipt of merchandise and transportation costs. In addition, long-term disruptions to North American and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. As we continue to expand our operations, we may face increased or unexpected demands on distribution center operations, as well as unexpected demands on our distribution network. In addition, new store locations receiving shipments that are increasingly further away from our distribution centers will increase transportation costs, accentuated by rising fuel prices, and may create transportation scheduling strains.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially impact our business and financial performance.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must seek to avoid accumulating excess inventory in order to maintain appropriate in-stock levels. As stated above, we obtain approximately one quarter of our merchandise from vendors outside of North America. These foreign vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our gross margin and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

Declines in general economic condition, disposable income levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the economies of the United States and Canada. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of unseasonable weather, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Furniture, Home, and Seasonal categories are threatened when disposable income levels are negatively impacted by economic conditions. Additionally, our cyclical product offerings in our Seasonal category are threatened when we experience extended periods of unseasonable weather. In particular, the economic conditions and weather patterns of four states (Ohio, Texas, California, and Florida) are important as approximately 32% of our current stores operate in these states and 35% of our 2012 net sales occurred in these states.

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

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, we may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers' compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.

We are required by accounting rules to periodically assess our property and equipment, goodwill, intangible assets, and deferred tax assets for impairment and recognize an impairment loss or valuation charge, if necessary. In performing these assessments for our U.S. segment, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. In relation to our Canadian segment, we use our estimate of future financial performance in performing these assessments (exclusive of matters associated with deferred tax assets) as we do not believe that past performance is indicative of the future performance of the segment. If our financial performance significantly declines, it could negatively affect the results of our assessments of the recoverability of our property and equipment, goodwill, intangible assets, and our deferred tax assets. A significant decline in our future operating results could impair our ability to recover the value of these assets. Impairment or valuation charges taken against property and equipment, goodwill, intangible assets, and deferred tax assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity (see the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A in this Form 10-K for additional information regarding our accounting policies for long-lived assets, goodwill, and income taxes).

Our inability, if any, to comply with the terms of the 2011 Credit Agreement may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We have the ability to borrow funds under the 2011 Credit Agreement and we utilize this ability at various times depending on operating or other cash flow requirements. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

If we are unable to maintain or upgrade our information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. The software programs supporting many of our systems are licensed to us by independent software developers. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

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

If we are unable to attract, train, and retain highly qualified associates while also controlling our labor costs, our financial performance may be negatively affected.

Our customers expect a positive shopping experience, which is driven by a high level of customer service from our associates and a quality presentation of our merchandise. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large and growing number of highly qualified associates, while at the same time control labor costs. We compete with other retail businesses for many of our associates in hourly and part-time positions. These positions have historically had high turnover rates, which can lead to increased training and retention costs. In addition, our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing labor relations or benefits, and health insurance costs.

The loss of key personnel may have a material impact on our future results of operations.

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of services of any of these individuals could have a material adverse impact on our business. In 2012, our Chairman, Chief Executive Officer and President, Steven S. Fishman announced his intentions to retire in 2013 after his successor is identified. Competition for key personnel in the retail industry is intense and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

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

If we are unable to secure company, employee, and customer data, our systems could be compromised, our reputation could be damaged, and we could be subject to penalties or lawsuits.

The protection of our company, employee, and customer data is critical to us. Potential breaches of our systems could cause significant operational issues or disrupt the allocation or flow of merchandise to our stores. In addition, our customers have a high expectation that we will adequately protect their personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and constantly changing requirements across our business. A significant breach of company, employee, or customer data could damage our reputation and result in lost sales, fines, and/or lawsuits.

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

In December 2000, we sold the KB Toys business to KB Acquisition Corporation. On January 14, 2004, KB Acquisition Corporation and certain affiliated entities (collectively “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from their January 14, 2004 bankruptcy (the KB Toys business that emerged from bankruptcy is hereinafter referred to as “KB-II”). On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information we have received subsequent to the December 11, 2008 bankruptcy filing, we believe we still may have indemnification and guarantee obligations (“KB-II Bankruptcy Lease Obligations”) with respect to 29 KB Toys store leases. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity. For additional information regarding the KB Toys bankruptcies, see note 13 to the accompanying consolidated financial statements.

We also may be subject to a number of other factors which may, individually or in the aggregate, materially or adversely affect our business. These factors include, but are not limited to:

•	Changes in governmental laws and regulations, including matters related to taxation;

•	Events or circumstances could occur which could create bad publicity for us or for types of merchandise offered in our stores which may negatively impact our business results including sales;

•	Infringement of our intellectual property, including the Big Lots trademarks, could dilute our value;

•	Our ability to establish effective advertising, marketing, and promotional programs; and

•	Other risks described from time to time in our filings with the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in North America, predominantly in strip shopping centers, and have an average store size of approximately 30,100 square feet, of which an average of 21,800 is selling square feet. The average cost to open a new store in a leased facility during 2012 was approximately $1.2 million, including cost of inventory. Except for 56 owned sites in our U.S. segment, all of our stores are leased. In 2012, we acquired two store properties for an aggregate purchase price of $8.3 million. Additionally, we closed one owned site in 2012 for which we have not yet completed the sale transaction. Since this owned site is no longer operating as an active store, it has been excluded from our store counts at February 2, 2013. The 56 owned stores are located in the following states:

State	Stores Owned
Arizona	3
California	40
Colorado	3
Florida	3
Louisiana	1
New Mexico	2
Ohio	1
Texas	3
Total	56

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to ten years with multiple five-year renewal options. Seventy-four store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 17 month-to-month leases and 56 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2013	305	55
2014	308	44
2015	246	37
2016	249	37
2017	215	38
Thereafter	230	17

Warehouse and Distribution

At February 2, 2013, we owned or leased approximately 9.5 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically placed across the United States in Ohio, California, Alabama, Oklahoma, and Pennsylvania. We lease and operate two regional distribution centers in Canada located in British Columbia and Ontario. The regional distribution centers in our U.S. segment utilize warehouse management technology, which we believe enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.6 million cartons per week in 2012. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to move merchandise from our vendors to the sales floor in the most efficient manner.

The number of owned and leased distribution centers and warehouse space and the corresponding square footage of the facilities by state and province at February 2, 2013, were as follows:

				Square Footage
State / Province	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
U.S. segment:
Ohio	1	—	1	3,559	—	3,559
California	1	—	1	1,423	—	1,423
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Sub-total	5	—	5	8,985	—	8,985
Canadian segment:
British Columbia	—	1	1	—	216	216
Ontario	—	1	1	—	261	261
Sub-total	—	2	2	—	477	477
Total	5	2	7	8,985	477	9,462

Corporate Offices

We own the facility in Columbus, Ohio that serves as our general office for our U.S. associates. We lease the facility in Brantford, Ontario that serves as our general office for our Canadian associates.

Item 3. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 10 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at February 2, 2013 were as follows:

Name	Age	Offices Held	Officer Since
Steven S. Fishman	62	Chairman, Chief Executive Officer and President	2005
Lisa M. Bachmann	51	Executive Vice President, Chief Operating Officer	2002
Joe R. Cooper	55	Executive Vice President and President, Big Lots Canada, Inc.	2000
Charles W. Haubiel II	47	Executive Vice President, Chief Administrative Officer and Corporate Secretary	1999
John C. Martin	62	Executive Vice President, Chief Merchandising Officer	2003
Robert C. Claxton	58	Senior Vice President, Marketing	2005
Timothy A. Johnson	45	Senior Vice President, Chief Financial Officer	2004
Carlos V. Rodriguez	45	Senior Vice President, Distribution and Transportation Services	2012
Michael A. Schlonsky	46	Senior Vice President, Human Resources	2000
Robert S. Segal	58	Senior Vice President, General Merchandise Manager	2005
Timothy J. Slade	49	Senior Vice President, Store Operations	2012
Paul A. Schroeder	47	Vice President, Controller	2005

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

Lisa M. Bachmann is responsible for store operations, information technology, merchandise planning and allocation, and distribution and transportation services. Mrs. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012, and assumed responsibility for store operations. Mrs. Bachmann was promoted to Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010 and assumed responsibility for distribution and transportation services. Mrs. Bachmann assumed responsibility for information technology in 2005. Mrs. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002. Prior to joining us, Mrs. Bachmann was Senior Vice President of Planning and Allocation of Ames Department Stores, Inc., a discount retailer.

Joe R. Cooper is responsible for our Canadian operations. Mr. Cooper was appointed President of Big Lots Canada, Inc. in July 2011. Mr. Cooper was promoted to Executive Vice President in March 2010 and assumed responsibility for loss prevention and risk management. Prior to that, Mr. Cooper was promoted to Senior Vice President and Chief Financial Officer in February 2004. Mr. Cooper joined us as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President, Treasurer.

Charles W. Haubiel II is responsible for legal, real estate, human resources and loss prevention. He was promoted to Executive Vice President, Chief Administrative Officer in August 2012 and assumed responsibility for our human resources and loss prevention departments. Mr. Haubiel was promoted to Executive Vice President, Legal and Real Estate, General Counsel and Corporate Secretary in March 2010 and assumed responsibility for real estate in January 2008. Prior to that, Mr. Haubiel was promoted to Senior Vice President, General Counsel and Corporate Secretary in November 2004. Mr. Haubiel joined us in 1997 as Senior Staff Counsel and was promoted to Director, Corporate Counsel and Assistant Secretary in 1999, and to Vice President, General Counsel and Corporate Secretary in 2000.

John C. Martin is responsible for merchandising, global sourcing, and marketing. Mr. Martin was promoted to Executive Vice President, Chief Merchandising Officer in August 2012 and assumed responsibility for our merchandising, global sourcing and marketing departments. Prior to that Mr. Martin was promoted to Executive Vice President, Administration in April of 2011 where he was responsible for store operations and human resources. Prior to that, Mr. Martin was Executive Vice President, Merchandising, where he was responsible for merchandising. Prior to joining us in 2003, Mr. Martin was President of Garden Ridge Corporation, an arts and crafts retailer which filed for bankruptcy on February 2, 2004. Mr. Martin also served as President and Chief Operating Officer of Michaels Stores, Inc., an arts and crafts retailer, and President, Retail Stores Division of OfficeMax Incorporated, an office supply retailer.

Robert C. Claxton is responsible for marketing, merchandise presentation, and sales promotion. Prior to joining us in 2005, Mr. Claxton served as General Manager and Executive Vice President of Initiative Media, an advertising and communications company, and Chief Marketing Officer and Senior Vice President of Montgomery Ward, a retailer.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, and investor relations disciplines. He was promoted to Senior Vice President and Chief Financial Officer in August 2012 when he assumed the additional responsibilities of treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011 after serving as Vice President of Strategic Planning and Investor Relations since January 2004. He joined us in August 2000 as Director of Strategic Planning. Prior to joining us, Mr. Johnson held various positions of increasing responsibility at The Limited, Inc, culminating in his last position as Director of Financial Reporting for Structure, a former division of The Limited, Inc., an apparel retailer.

Carlos V. Rodriguez is responsible for warehousing, distributing, and transporting merchandise. Mr. Rodriguez joined us in 2012 as Senior Vice President, Distribution and Transportation Services. Prior to joining us, Mr. Rodriguez held various supply chain management positions, including Vice President, Supply Chain Operations, with Office Depot, Inc., an office supply retailer.

Robert S. Segal is responsible for merchandising in the furniture, home, seasonal, and hardlines categories. Mr. Segal joined us in 2004 as Vice President, Divisional Merchandise Manager, Furniture, and was promoted to Senior Vice President, General Merchandise Manager for furniture and home categories in January 2008. He assumed responsibility for the hardlines category in July 2012. Prior to that, Mr. Segal assumed responsibility for the seasonal category in March of 2010. Prior to joining us, Mr. Segal served as Divisional Vice President, Housewares and Home of Shopko Operating Co., LLC, a discount retailer, from 1995 to 2004.

Michael A. Schlonsky is responsible for talent management and oversight of human resources. He was promoted to Senior Vice President, Human Resources in August 2012. Mr. Schlonsky was promoted to Vice President, Associate Relations and Benefits in 2010 and assumed responsibility for compensation in 2011. Prior to that, Mr. Schlonsky was promoted to Vice President, Associate Relations and Risk Management in 2005. Mr. Schlonsky joined us in 1993 as Staff Counsel and was promoted to Director, Risk Management in 1998 and to Vice President, Risk Management and Administrative Services in 2000.

Timothy J. Slade is responsible for store operations, including store standards, customer service, personnel development, program implementation, and execution. Mr. Slade joined us in 2012 as Senior Vice President, Store Operations. Prior to joining us, Mr. Slade was the Senior Vice President, Retail Operations for Party City Corporation, a retailer, and Senior Vice President, Store Operations for Linens-N-Things, a retailer, which filed for bankruptcy on May 2, 2008.

Paul A. Schroeder is responsible for internal and external financial reporting and accounting operations including payroll, accounts payable, and inventory control. Mr. Schroeder joined us as Director, Accounting Operations in April 2005, and was promoted to Vice President, Controller in September 2005. Prior to joining us, Mr. Schroeder was Director of Finance at American Signature, Inc., a furniture retailer, and held various finance positions with Limited Brands, Inc., a retailer.

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

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices per common share for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2012		2011
	High	Low	High	Low
First Quarter	$47.22	$34.46	$44.44	$31.57
Second Quarter	41.42	33.50	41.42	30.83
Third Quarter	42.26	28.46	38.91	28.89
Fourth Quarter	$32.66	$26.69	$41.81	$35.65

Our Board of Directors historically has authorized reinvesting available cash in capital expenditures for growth opportunities, improving the Company’s information systems, and maintaining our assets. After making such investments, the Company has utilized its excess cash for share repurchase programs. We historically have not paid dividends. Any future decisions on the uses of excess cash would be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

On May 25, 2011, our Board of Directors authorized a share repurchase program providing for the repurchase of $400.0 million of our common shares (“2011 Repurchase Program”). On May 22, 2012, our Board of Directors authorized a share repurchase program providing for the repurchase of $200.0 million of our common shares (“2012 Repurchase Program”). During 2012, we purchased 8.1 million of our common shares having an aggregate cost of $298.5 million with a volume weighted average price paid per share of $36.79. As a result of the repurchases during 2012, our authorizations under both the 2011 Repurchase Program and the 2012 Repurchase Program were exhausted.

The repurchased common shares were placed into treasury and may be used for general corporate purposes including the issuance of shares related to equity compensation plans.

The following table sets forth information regarding our repurchase of our common shares during the fourth fiscal quarter of 2012:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 28, 2012 - November 24, 2012	—	$—	—	$—
November 25, 2012 - December 22, 2012	—	—	—	—
December 23, 2011 - February 2, 2013	—	—	—	—
Total	—	$—	—	$—

At the close of trading on the NYSE on March 29, 2013, there were approximately 913 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended February 2, 2013, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 31, 2009, January 30, 2010, January 29, 2011, January 28, 2012 and February 2, 2013. The graph and table assume that $100 was invested on February 2, 2008, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

	Indexed Returns
	Years Ended
	Base
	Period
	January	January	January	January	January	January
Company / Index	2008	2009	2010	2011	2012	2013
Big Lots, Inc.	$100.00	$76.81	$162.25	$181.72	$228.44	$184.69
S&P 500 Index	100.00	60.63	80.72	97.88	103.10	121.24
S&P 500 Retailing Index	$100.00	$62.29	$96.89	$123.20	$139.74	$177.59

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2012 (a) (c)	2011 (b) (c)	2010 (b)	2009 (b)	2008 (b) (d)
Net sales	$5,400,119	$5,202,269	$4,952,244	$4,726,772	$4,645,283
Cost of sales (exclusive of depreciation expense shown separately below)	3,282,469	3,131,862	2,939,793	2,807,466	2,787,854
Gross margin	2,117,650	2,070,407	2,012,451	1,919,306	1,857,429
Selling and administrative expenses	1,712,910	1,634,532	1,576,500	1,532,356	1,523,882
Depreciation expense	106,286	90,280	78,606	74,904	78,624
Gain on sale of real estate	—	—	—	(12,964)	—
Operating profit	298,454	345,595	357,345	325,010	254,923
Interest expense	(4,192)	(3,530)	(2,573)	(1,840)	(5,282)
Other income (expense)	51	(173)	612	175	65
Income from continuing operations before income taxes	294,313	341,892	355,384	323,345	249,706
Income tax expense	117,148	134,657	132,837	121,975	94,908
Income from continuing operations	177,165	207,235	222,547	201,370	154,798
Loss from discontinued operations, net of tax	(44)	(171)	(23)	(1,001)	(3,251)
Net income	$177,121	$207,064	$222,524	$200,369	$151,547
Earnings per common share - basic:
Continuing operations	$2.96	$3.03	$2.87	$2.47	$1.91
Discontinued operations	—	—	—	(0.01)	(0.04)
	$2.96	$3.03	$2.87	$2.45	$1.87
Earnings per common share - diluted:
Continuing operations	$2.93	$2.99	$2.83	$2.44	$1.89
Discontinued operations	—	—	—	(0.01)	(0.04)
	$2.93	$2.98	$2.83	$2.42	$1.85
Weighted-average common shares outstanding:
Basic	59,852	68,316	77,596	81,619	81,111
Diluted	60,476	69,419	78,581	82,681	82,076
Balance sheet data:
Total assets	$1,753,626	$1,641,310	$1,619,599	$1,669,493	$1,432,458
Working capital (e)	460,996	421,836	509,788	580,446	355,776
Cash and cash equivalents	60,581	68,547	177,539	283,733	34,773
Long-term obligations under bank credit facility	171,200	65,900	—	—	—
Shareholders’ equity	$758,142	$823,233	$946,793	$1,001,412	$774,845
Cash flow data:
Cash provided by operating activities	$281,133	$318,471	$315,257	$392,026	$211,063
Cash used in investing activities	$(130,357)	$(120,712)	$(114,552)	$(77,937)	$(88,192)
Store data:
Total gross square footage	47,376	45,780	42,037	40,591	39,888
Total selling square footage	34,267	33,119	30,210	29,176	28,674
Stores opened during the fiscal year	87	92	80	52	21
Stores acquired during the fiscal year	—	89	—	—	—
Stores closed during the fiscal year	(46)	(46)	(43)	(30)	(35)
Stores open at end of the fiscal year	1,574	1,533	1,398	1,361	1,339

(a)	The period presented is comprised of 53 weeks.

(b)	The period presented is comprised of 52 weeks.

(c)	On July 18, 2011, the Company completed its acquisition of Liquidation World Inc., whose results are included in the consolidated results since that date.

(d)
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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal year 2012 was comprised of 53 weeks. Fiscal years 2011 and 2010 were each comprised of 52 weeks. Fiscal year 2013 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2012 that we believe are key indicators of both our consolidated and segment operating performance when compared to 2011.

Consolidated Highlights

•	Net sales increased $197.9 million, or 3.8%.

•
Diluted earnings per common share from continuing operations decreased from $2.99 in 2011 to $2.93 in 2012, which included the impact of a non-cash, non-recurring charge of $0.06 per diluted share related to a change in accounting principle associated with the implementation of our new retail inventory systems in the U.S.

•	Inventory increased by 11.2%, or $92.8 million, to $918.0 million in 2012.

•	We acquired 8.1 million of our outstanding common shares for $298.5 million, which exhausted the authorizations under both the 2011 Repurchase Program and the 2012 Repurchase Program.

U.S. Segment Highlights

•	Net sales increased $105.1 million or 2.0%.

•	Comparable store sales for stores open at least fifteen months decreased 2.7%.

•	Gross margin dollars increased $14.0 million, while gross margin rate decreased 50 basis points from 39.8% to 39.3% of sales.

•	Selling and administrative expenses increased $44.8 million. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 31.4% of sales.

•	Operating profit rate decreased 100 basis points to 6.0%, or $45.7 million.

Canadian Segment Highlights

•	Net sales increased $92.7 million to $154.8 million compared to 2011 net sales of $62.1 million, which covered the period from the date of acquisition (July 18, 2011) through the year end.

•	Operating loss rate decreased to 8.8% in 2012 compared to 19.7% in 2011.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.8	60.2	59.4
Gross margin	39.2	39.8	40.6
Selling and administrative expenses	31.7	31.4	31.8
Depreciation expense	2.0	1.7	1.6
Operating profit	5.5	6.6	7.2
Interest expense	(0.1)	(0.1)	(0.1)
Other income (expense)	0.0	(0.0)	0.0
Income from continuing operations before income taxes	5.5	6.6	7.2
Income tax expense	2.2	2.6	2.7
Income from continuing operations	3.3	4.0	4.5
Loss from discontinued operations, net of tax	(0.0)	(0.0)	(0.0)
Net income	3.3%	4.0%	4.5%

See the discussion below under the captions “2012 Compared To 2011” and “2011 Compared To 2010” for additional details regarding the specific components of our operating results.

In 2012, the cost of sales increase included a charge of $5.6 million (0.1% of net sales) due to a change in accounting principle resulting from our successful implementation of new retail inventory management systems. This non-cash charge reduced both income from continuing operations and net income by $3.4 million, or 190 basis points. Please see note 1 to the accompanying consolidated financial statements for a more detailed discussion regarding this change in accounting principle.

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

The following table sets forth the seasonality of net sales and operating profit for 2012, 2011, and 2010 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2012
Net sales as a percentage of full year	24.0%	22.6%	21.0%	32.4%
Operating profit as a percentage of full year	23.0	13.2	(2.2)	66.0
Fiscal Year 2011
Net sales as a percentage of full year	23.6%	22.4%	21.9%	32.1%
Operating profit as a percentage of full year	25.0	17.3	2.6	55.1
Fiscal Year 2010
Net sales as a percentage of full year	24.9%	23.1%	21.3%	30.7%
Operating profit as a percentage of full year	25.2	17.7	7.5	49.6

Operating Strategy

In 2005, Mr. Fishman joined us as our Chief Executive Officer, Chairman and President and introduced our current operating strategy, the What's Important Now Strategy (“WIN Strategy”). The WIN Strategy focuses on three key elements of our business: merchandising, real estate, and cost structure. The WIN Strategy was designed to increase the operating profit performance of our existing store base. In 2009, driven by both the improvements in our store productivity and the softening of the commercial real estate market, we expanded our WIN Strategy to also include the pursuit of net new store growth. In 2011, our Board of Directors approved the purchase of Liquidation World Inc., a Canadian closeout retailer, with the expectation that the management team could implement the key elements of the WIN Strategy to produce a profitable turnaround strategy while growing a store base in Canada. From 2010 to 2012, we grew our net store count by 213 stores, or 16%, including stores acquired through the purchase of Liquidation World, Inc. Additionally, over the past three years, we have reinvested $370 million in our business through capital expenditures and $1 billion was returned to shareholders through publicly announced share repurchase programs.

Although Mr. Fishman has announced his intentions to retire in 2013, we anticipate that the key elements of the WIN Strategy will remain consistent in 2013. During 2013, the Company intends to announce the hiring of a new Chief Executive Officer, who we expect to assess the current WIN strategy initiatives and finalize our strategic plan for future years.

In 2013, we anticipate:

•	Earnings per diluted share from continuing operations to be $3.05 to $3.25.

•	Net sales to increase in both the U.S. and Canada:

◦	U.S. comparable stores sales in the range of flat to 1% increase and growth of 2% to 3% in total net sales.

◦	Canadian comparable stores sales increase of 15% to 22% and growth of 16% to 23% in total net sales.

•
Opening 50 new stores and closing 45 stores, for net growth of 5 stores in the U.S. Additionally, in Canada, we expect to open 2 to 3 new stores under the Big Lots name while closing a similar number of Liquidation World or LW stores.

•	Cash flow (operating activities less investing activities) of approximately $180 million for future reinvestment, return to shareholders, or to lower our obligations under the 2011 Credit Agreement.

The following sections provide additional discussion and analysis of our WIN Strategy in our U.S. segment and the implementation of the WIN Strategy in our Canadian segment. The “2012 Compared To 2011” section below provides additional discussion and analysis of the impact of these strategies on our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

U.S. Segment

Merchandising

From a merchandising perspective, we believe our competitive positioning as the largest broadline closeout retailer in the U.S. affords us a strategic advantage when sourcing merchandise for our stores. We source our merchandise in three key ways:

•
Manufacturers and vendors have closeout merchandise for a number of different reasons including other retailers canceling orders, other retailers going out of business, marketing or packaging changes, a new product launch that has failed, and various other reasons. In these situations, we are able to source product at a discounted cost and offer significant value to our customers. We currently have thousands of vendor relationships for closeout inventory that we have developed over many years. We believe these relationships and the size and financial strength of our company give us a competitive advantage.

•
For certain merchandise categories, there is not always an abundant supply of closeout inventory. In these situations, we may work with vendors to develop product, some of which is imported. Imports totaled approximately 24% of our merchandise purchases in 2012. Categories with the highest concentration of imports include Seasonal, Furniture, and to a lesser extent the Home category and the toys department.

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

We offer seven major merchandise categories in our store: Food, Consumables, Furniture, Home, Seasonal, Hardlines & Toys, and Electronics & Other. Furniture is the largest category at 17.9% of sales in 2012 and Hardlines & Toys is the smallest category at 11.0% of sales in 2012. In the fourth quarter of 2012, we realigned certain of our merchandise departments and categories to be consistent with the restructuring of our merchandising teams and management structure. Please see the section “2012 Compared To 2011” below for further discussion on the realignment of our merchandise categories.

During Mr. Fishman's tenure, our merchandising strategies to increase sales have been predominantly focused on increasing the average transaction value. We have employed two primary methods to accomplish this goal: (1) drive more units per transaction, and (2) grow the average item retail price by offering our customers better quality merchandise, better values, and more prominent brand-name products. This approach is consistent with our customer research that suggests that our core customer recognizes quality and brands and is willing to pay a higher retail price, if the value or cost savings remains significant compared to what other retailers are offering. This strategy has resulted in fewer cartons processed by our distribution centers and stores, which has benefited our cost structure.

While executing our WIN Strategy, we have made measurable progress towards our goals of growing sales per selling square foot (which increased from $146 per square foot in 2005 to $163 per square foot in 2012, for our U.S. segment) and increasing gross margin dollars (which increased from $1,732 million in 2005 to $2,060 million in 2012, for our U.S. segment).

From a merchandising perspective, our goal in 2013 is to continue to provide extreme value, improve quality, and expand the presence of recognizable brand-name merchandise in our stores. We expect our major merchandise offerings will remain the same as in prior years but the percentage of business by category may fluctuate based on customer demand and the availability of compelling deals that we are able to acquire. For example in 2013, we will install coolers and freezers in a group of 75 stores regionally dispersed throughout the country in order to test sales of frozen and refrigerated foods and beverages. The coolers and freezers test will introduce new merchandise to our current customer base while also qualifying our stores to accept certain government assistance programs. We believe acceptance of these programs could enable our stores to service a growing portion of the U.S. population.

Our marketing efforts involve a mix of printed circulars, in-store marketing, television, email and online advertising. Much of our marketing is based on information that we have learned about our customers, principally through customer surveys and information gathered through our rewards program. Based on this information, we believe the majority of our core customers come to our stores without a shopping list or without a specific item or brand in mind to purchase. We believe value dominates decision making as our customers look to us for savings. In 2012, we made investments to improve our in-store signage and merchandising displays, with a focus on our comparative pricing to competitors. We expect to continue to develop these efforts in 2013.

We continue to market to our Buzz Club members, by offering a free online membership and alerting them to new merchandise and offerings in our stores. In 2009, we launched our Rewards program, which is our first true customer loyalty program, which we use to provide benefits to our customers. After making the required number of qualifying purchases, the Rewards member earns a coupon on their account for a future discount in our stores. Additionally, members may receive marketing information and other targeted promotional materials.

During 2012, we began testing a new structure to our Rewards program in select markets that would replace the current qualifying purchase system. This pilot program utilizes targeted promotions, in lieu of the current qualifying purchase system, to attract customers to our stores and increase the average basket and frequency of transactions. Pending further testing and review, we expect to implement some variation of this new structure on a chain-wide basis in the second half of 2013.

From a marketing perspective in 2013, there are four primary programs designed to continue to grow sales:

•	We use our printed advertising circulars and promotional pricing to create excitement surrounding the deals that we offer.

•	We use television commercials broadcast nationwide on both national and cable networks to promote our brand and, from time to time, promote items or special discounts in our stores.

•	Our signage initiatives that focus on value and extreme price savings are also designed to continue our effort to reinforce our niche in low everyday price retailing.

•
The use of our Rewards program is a key driver to furthering our focus on our core shoppers and expanding our customer base. We believe the insights we are gaining from the pilot program of the new Rewards structure will lead to more direct and focused promotions that positively influence the habits of our members. At February 2, 2013, our Rewards program membership totaled 15.3 million members.

Also, during 2013, we intend to launch a new branding campaign under the tag lines of "Here's the Deal" and "Big Featured Deal" as our customer research has suggested a more favorable view of "deals" compared to prior marketing campaigns. This new tag line will be prominent in our print, television and in-store signage as well as our Rewards materials.

From a store operations perspective, we began the company-wide rollout of our “Ready for Business” program in 2009. The program focuses primarily on servicing our customers and creating operational efficiencies, based on certain performance criteria and standards centered on improving the consistency of visual presentation, merchandise recovery efforts, and overall store cleanliness. “Ready for Business” also focuses on development of our field management team and improving our training programs, which we believe are very important to our store growth strategy. As we have increased the number of our stores, we have been working to develop the depth of our field management team in order to internally promote and provide opportunities to qualified internal candidates who have a strong understanding of our business model. We believe our focus on standards and investments in talent development have improved the performance of our new stores during their initial months of operation.

Real Estate

We made a strategic decision to enter a store growth phase in 2009, based on improvements in our store productivity, increased profitability at a consolidated level as a result of the WIN Strategy and the softening of the real estate market, which provided a greater selection of locations at more advantageous lease costs. Since the beginning of 2009, we have opened 311 new stores, and closed 155 stores, which has resulted in a net increase of 156 stores, or approximately 12%. The commercial real estate market has been recovering in the past 18 to 24 months and therefore rents are not as favorable now as they were in 2009, 2010, and in the early months of 2011. Based on this trend, we have decided to moderate our store growth efforts in 2013 by opening approximately 50 new stores, while closing an estimated 45 stores.

In 2012, we tested a store remodel program in 16 stores in two geographic markets: Miami, Florida and Modesto, California. Based on the positive results of the initial testing of this remodel program, we have decided to expand the test program in 2013 to approximately 30 additional locations in three separate markets within Florida, California, and Tennessee / Virginia.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 305 store leases which will expire in 2013. During 2013, we anticipate closing approximately 45 of those locations. The majority of these closings will be the result of our choice to relocate the store to an improved location nearby. The balance of the closings will be the result of either a lack of renewal options or our belief that we can no longer generate an acceptable financial return in the location. For our remaining store locations with fiscal 2013 lease expirations, we expect to exercise our renewal option or negotiate more favorable lease renewal terms sufficient enough to allow us to continue operations and achieve an acceptable return on our investment.

Cost Structure

Our goal each year is to continue to generate expense leverage (lower expenses as a percent of net sales). Since 2005, we have made several operational changes that have significantly contributed to the generation of expense leverage. Those operational changes include:

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

•
Implemented several initiatives which lowered our distribution and outbound transportation expenses, including re-negotiating carrier contracts or changing carriers and determining the most optimal mix of carriers (one-way versus dedicated fleet).

•	Tested and implemented lower levels of print advertising distribution in lieu of more cost effective email distribution.

In 2013, we will continue to refine our activities, including those listed above, along with new initiatives to control costs in stores and our distribution centers. Additionally, the implementation of certain new systems will provide opportunity for future expense leverage.

Canadian Segment

Our Canadian segment is focused on broadline closeout retailing and we have implemented merchandising strategies similar to those in our U.S. segment. From a merchandising perspective, our assortment is fairly similar to our U.S. segment, while the percentage of each category varies based on seasonality, availability of product, and the demand of the Canadian consumer. We believe the merchandising categories of goods sold in our U.S. segment have been core to our success, and consumers in Canada are responding to our value proposition. Additionally, many of the vendors with whom we have strong relationships in the U.S. also have Canadian operations in need of an established closeout partner; therefore, we believe we have access to sufficient merchandise flow in order to execute our strategy.

During 2013, we will be focused on: (1) continuing to improve merchandise quality and adjust merchandise mix based on consumer demand and testing; (2) testing potential new marketing strategies and options; and (3) introducing the Big Lots brand to Canada by opening two to three new stores while also rebranding a small number of existing Liquidation World or LW stores under the Big Lots name.

Discontinued Operations

We continue to incur an insignificant amount of costs on the 130 stores we closed in 2005 that are classified as discontinued operations. We also report certain activity related to our prior ownership of the KB Toys business in discontinued operations. See note 13 to the accompanying consolidated financial statements for a more detailed discussion of all of our discontinued operations.

2012 COMPARED TO 2011

U.S. Segment

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, and net sales change in dollars and percentage in 2012 compared to 2011 were as follows:

(In thousands)	2012		2011		Change
Furniture	$936,463	17.9%	$883,341	17.2%	$53,122	6.0%
Consumables	870,098	16.6	848,492	16.5	21,606	2.5
Home	810,133	15.4	799,494	15.5	10,639	1.3
Food	742,267	14.1	723,280	14.1	18,987	2.6
Seasonal	707,418	13.5	683,498	13.3	23,920	3.5
Electronics & Other	602,954	11.5	607,606	11.8	(4,652)	(0.8)
Hardlines & Toys	575,939	11.0	594,453	11.6	(18,514)	(3.1)
Net sales	$5,245,272	100.0%	$5,140,164	100.0%	$105,108	2.0%

In the fourth quarter of 2012, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Other category and repositioned them in the Play n' Wear category. We subsequently renamed our Hardlines & Other category to Hardlines & Toys and renamed our Play n' Wear category to Electronics & Other. Our Consumables category was also separated into a Food category and a Consumables category. The Consumables category now contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food and beverage departments. Fiscal 2012 and 2011 sales results have been reclassified to reflect this realignment.

Net sales increased $105.1 million or 2.0% to $5,245.3 million in 2012, compared to $5,140.2 million in 2011.  Net sales increased by $236.9 million principally due to the net addition of 44 stores since the end of 2011 and an additional week of sales, as 2012 was a 53-week retail calendar year. This growth was partially offset by a 2.7% decrease in comparable store sales, which reduced net sales by $131.8 million. Our comparable store sales are calculated by using all stores that were open for at least fifteen months. The sales increase in the Furniture category was driven by upholstery, mattresses, and case goods, partially offset by a decrease in ready-to-assemble furniture. The Consumables category experienced an increase in most departments, particularly the paper, household chemicals and housekeeping departments, which was partially offset by lagging health and beauty care sales.  The increase in sales of our Home category was primarily due to growth in both the domestics and food preparation departments, offset by declines in most other Home departments. During 2012, we allocated additional selling space in our stores to the Home category in an effort to increase sales in this higher margin category. This initiative did not meet our expectations and was a factor in certain management changes of this key category. The Food category experienced increases in nearly all departments as customers continue to respond to our new assortments and specialty offerings. The Seasonal category increase was driven by strong sales of our Christmas trim assortment and moderate growth of our lawn & garden and summer departments, partially offset by a decrease in sales of our fall seasonal departments. The decrease in the Electronics & Other category was primarily driven by lower sales in the apparel, lingerie and infant accessories departments as we allocated less space and reduced our assortments, which allowed for the space expansion in our Home category. These declines were partially offset by growth in jewelry and electronics, the latter of which benefited from a favorable response to our tablet computer offerings. The decrease in the Hardlines & Toys category was primarily driven by a decrease in our toys department, which was further downsized during 2012, partially offset by an increase in the appliances department which benefited from an increase in branded closeouts in 2012 compared to 2011.

For 2013, we expect net sales to increase 2% to 3%, which is based on comparable store sales in the range of flat to an increase of 1%. Growth rates of total sales will be impacted by one less week of selling in fiscal 2013 compared to 2012.

Gross Margin
Gross margin dollars increased $14.0 million or 0.7% to $2,060.0 million in 2012, compared to $2,046.0 million in 2011.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by approximately $41.8 million.  Partially offsetting the increase was a lower gross margin rate, which decreased gross margin dollars by approximately $27.8 million.  Gross margin as a percentage of net sales decreased 50 basis points to 39.3% in 2012 compared to 39.8% in 2011.  The gross margin rate decrease was principally due to a higher markdown rate and the $5.6 million, or 10 basis points, impact of the change in accounting principle related to the implementation of new retail inventory systems implemented at the beginning of 2012.

For 2013, we expect our gross margin rate to be slightly higher than 2012, as we anticipate slightly lower levels of markdowns will be necessary to achieve our planned sales volume and the impact of the change in accounting principle in 2012 was a non-recurring charge.

Selling and Administrative Expenses
Selling and administrative expenses were $1,644.6 million in 2012, compared to $1,599.8 million in 2011.  The increase of $44.8 million or 2.8% was primarily due to increases in store occupancy expenses of $16.5 million, store payroll expenses of $15.9 million, health benefit expenses of $11.4 million, corporate office payroll of $6.3 million, and professional fees of $3.0 million, partially offset by a decrease in share-based compensation expense of $7.2 million and lower bonus expenses of $5.3 million.  The increase in store payroll and store occupancy expenses were primarily due to the net increase of 44 stores compared to the end of 2011. The increase in health benefits expense was primarily driven by costs associated with certain large claims that were expensed during 2012 as compared to 2011, a year in which we experienced few costs associated with large claims. Our corporate office payroll costs increased primarily due to the growth in our merchandising team and lower capitalization of salaries associated with information systems projects, as our SAP® implementation was completed at the end of 2011. The increase in professional fees was primarily driven by increased legal expenses related to pending litigation and other matters and consulting fees related to various on-going information systems projects. The decrease in share-based compensation expense was primarily driven by the nonvested restricted stock award granted to Mr. Fishman in 2012. In 2011, the corporate financial goal associated with the award granted to Mr. Fishman was achieved, while in 2012, the corporate financial goal associated with the award granted to Mr. Fishman in 2012 was not achieved. Additionally, in the fourth quarter of 2012, management changed its estimate of the vesting period for the restricted stock awards granted in 2011 and 2012, exclusive of Mr. Fishman's grant, from three years to four years. This change resulted in a decrease in share-based compensation expense in the fourth quarter of 2012. The decrease in bonus expense was directly related to lower financial performance during 2012 as compared to the targets in our 2012 operating plan, most notably in the fourth quarter of 2012 as compared to the fourth quarter of 2011.

As a percentage of net sales, selling and administrative expenses increased by 30 basis points to 31.4% in 2012 compared to 31.1% in 2011. As noted above, selling and administrative expense dollars increased 2.8% primarily related to the 3% increase in store count. The primary driver of 30 basis point deleverage in selling and administrative expenses was the 2.7% decrease in comparable store sales performance, as the percentage increase in expense dollars was commensurate with the growth in store count. Our future selling and administrative expense as a percentage of net sales rate is dependent upon many factors including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2013, we are forecasting an expense rate slightly higher than the rate achieved in 2012. Store expenses, distribution and transportation expenses and advertising are expected to leverage as dollar growth in these areas is forecasted to be at a slower rate than our anticipated sales growth. These leveraged expenses are expected to be offset by higher bonus expenses as we expect to achieve our corporate financial goals in 2013.

Depreciation Expense
Depreciation expense increased $14.8 million to $103.3 million in 2012 compared to $88.5 million in 2011. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of net sales increased by 30 basis points compared to 2011.

For 2013, we expect capital expenditures of approximately $115 million to $120 million, which includes opening 50 new stores. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2013 depreciation expense to be in the range of $110 million to $115 million, which would represent an increase from the $103.3 million of depreciation expense in 2012.

Canadian Segment

Our Canadian segment's net sales increased $92.7 million to $154.8 million in 2012, as compared to $62.1 in 2011. Net sales in 2011 represented results of our Canadian segment from the date of acquisition (July 18, 2011) through the end of the fiscal year 2011 as compared to a full fiscal year in 2012. Our operating loss was $13.7 million in 2012 compared to $12.2 million in 2011. The increase in operating loss was due to full year results in 2012 compared to only partial year results in 2011. Our operating loss as a percentage of net sales improved to 8.8% in 2012 as compared to 19.7% in 2011. The operating loss rate improvement was the result of positive sales trends from increased inventory levels and an improving merchandise assortment.

For 2013, we estimate a net loss of $3 million to $6 million compared to a net loss of $13.5 million for fiscal 2012. This result is based on sales in the range of $180 million to $190 million, an increase of 16% to 23% compared to last year. Comparable store sales are estimated to increase in the range of 15% to 22%.

Other Performance Factors

Interest Expense
Interest expense increased $0.7 million to $4.2 million in 2012 compared to $3.5 million in 2011.  The increase in interest expense was primarily driven by increased borrowings in 2012. This increase was offset by decreases due to $0.8 million of non-recurring prepayment fees in the second quarter of 2011 that were associated with repayment of the notes payable assumed in the acquisition of Big Lots Canada. The increase was also offset by lower amortization of deferred bank fees on our 2011 Credit Agreement in 2012 as compared to deferred bank fees on our prior credit agreement in 2011. We had total average borrowings (including capital leases) of $200.3 million in 2012 compared to total average borrowings of $88.2 million in 2011. The increase in total average borrowings was primarily the result of our investment of $298.5 million in 2012 to purchase approximately 8.1 million of our outstanding shares under the 2011 and 2012 Repurchase Programs.

Income Taxes
The effective income tax rate in 2012 and 2011 for income from continuing operations was 39.8% and 39.4%, respectively.  The higher rate in 2012 is primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment on a lower pretax income base and a net decrease in favorable discrete income tax items.

2011 COMPARED TO 2010

U.S. Segment

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, and net sales change in dollars and percentage from 2011 compared to 2010 were as follows:

(In thousands)	2011		2010		Change
Furniture	$883,341	17.2%	$829,725	16.8%	$53,616	6.5%
Consumables	848,492	16.5	798,931	16.1	49,561	6.2
Home	799,494	15.5	783,860	15.8	15,634	2.0
Food	723,280	14.1	653,852	13.2	69,428	10.6
Seasonal	683,498	13.3	642,220	13.0	41,278	6.4
Electronics & Other	607,606	11.8	625,783	12.6	(18,177)	(2.9)
Hardlines & Toys	594,453	11.6	617,873	12.5	(23,420)	(3.8)
Net sales	$5,140,164	100.0%	$4,952,244	100.0%	$187,920	3.8%

As discussed above in the section "2012 Compared To 2011", in the fourth quarter of 2012, we realigned our merchandise categories in our U.S. segment to be consistent with the realignment of our merchandising team and changes to our management reporting. All results for 2011 and 2010 have been reclassified to represent the current merchandise category structure for comparability.

Net sales increased $187.9 million or 3.8% to $5,140.2 million in 2011, compared to $4,952.2 million in 2010.  The increase in net sales was principally due to the net addition of 53 stores since the end of 2010, which increased net sales by $179.6 million and a 0.1% increase in comparable store sales, which increased net sales by $8.3 million. Our comparable store sales were calculated by using all stores that were open for at least two fiscal years as of the beginning of 2011. The primary drivers of the sales increase in the Furniture category were the upholstery and mattresses departments, partially offset by a decrease in case goods as 2010 benefited from a few large closeout deals.  The Consumables and Food categories experienced increases in nearly all departments as customers responded to our new assortments and specialty offerings. The Home category experienced growth in the domestics department, where new merchandising initiatives positively impacted sales throughout the majority of the year. The growth in the domestics department was partially offset by comparable store sales declines in most other departments. The Seasonal category increase was driven by strong sales of Christmas trim and summer related merchandise, partially offset by a decrease in our fall seasonal departments.  The decrease in the Electronics & Other category was primarily driven by lower sales in the apparel departments, partially offset by an increase in the electronics department. In addition, the Electronics & Other category was impacted by the absence of certain drugstore closeout deals in 2011. We allocated less space and reduced our assortment of apparel during 2011, and allocated a portion of this space to electronics based on customer demand. The decrease in the Hardlines & Toys category was driven by decreases in our toys, tools and paint departments as less selling square footage was allocated to these departments in 2011 as compared to 2010.

Gross Margin
Gross margin dollars increased $33.6 million or 1.7% to $2,046.1 million in 2011, compared to $2,012.5 in 2010.  The increase in gross margin dollars was principally due to the increase in net sales which increased gross margin dollars by approximately $76.4 million.  Partially offsetting the increase in net sales was the decrease in gross margin rate which decreased gross margin dollars by approximately $42.8 million.  Gross margin as a percentage of net sales decreased 80 basis points to 39.8% in 2011 compared to 40.6% in 2010.  The gross margin rate decrease was principally due to the unfavorable merchandise mix impact caused by the strong sales of our lower margin Food and Consumables categories and electronics department, lower initial mark-up on merchandise receipts, and higher shrink costs.

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

Canadian Segment

In 2011, we consolidated the results of our Canadian segment from the date of acquisition (July 18, 2011) through the end of the fiscal year. Our Canadian segment's net sales were $62.1 million, which exceeded our original expectations, as customers responded to fresh, new merchandise with an improved value proposition, particularly in furniture, electronics, toys, and Christmas trim. The higher than expected net sales resulted in a smaller than expected operating loss of $12.2 million.

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

Capital Resources and Liquidity

On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement is scheduled to expire on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At February 2, 2013, we were in compliance with the covenants of the 2011 Credit Agreement.

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

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2012, our total indebtedness (outstanding borrowings and letters of credit) peaked at approximately $574 million in November.  At February 2, 2013, we had $171.2 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $523.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.4 million.  We anticipate that total indebtedness under the 2011 Credit Agreement through June 15, 2013, will not exceed $176.6 million, which includes our estimate of outstanding letters of credit and the estimated impact of cash needs of Big Lots Canada. Working capital was $461.0 million at February 2, 2013.

Whenever our liquidity position requires us to borrow funds under the 2011 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: (1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and (2) cash outflows such as check clearings for the acquisition of merchandise, wire and other electronic transactions for the acquisition of merchandise, payroll and other operating expenses, income and other taxes, employee benefits, and other miscellaneous disbursements.

Cash provided by operating activities decreased by $37.4 million to $281.1 million in 2012 compared to $318.5 million in 2011.  The decrease was primarily driven by the decrease in net income of $30.0 million to $177.1 million in 2012 from $207.1 million in 2011. In addition, the decrease was impacted by growth in our inventories in comparison to our accounts payable, which resulted in a $26.3 million use of cash. These decreases were partially offset by an increase in depreciation and amortization expense of $12.7 million to $95.6 million in 2012 from $82.9 million in 2011. From an operational perspective, our accounts payable leverage ratio (accounts payable divided by inventory) remained relatively consistent at 43% at February 2, 2013 compared to 42% at January 28, 2012. Our inventories increased as a result of our net store growth in the U.S, increases in same store inventories in the U.S., and growth in the assortment of our Canadian stores’ inventories.

Cash used in investing activities increased by $9.7 million to $130.4 million in 2012 compared to $120.7 million in 2011.  The increase was primarily due to a non-recurring return of an $8.0 million deposit with an insurance carrier in 2011 that caused an $8.0 million cash flow change from 2011 to 2012.

Cash used in financing activities decreased by $148.0 million to $158.3 million in 2012 compared to $306.3 million in 2011.  The primary driver of the decrease in cash used in financing activities in 2012 and 2011 was a decrease in share repurchase activities of $60.8 million. In 2012, we acquired $298.5 million of our common shares ($98.5 million under the 2011 Repurchase Program and $200.0 million under the 2012 Repurchase Program), as compared to the $359.3 million of our common shares we acquired in 2011 ($57.8 million under the 2010 Repurchase Program and $301.5 million under the 2011 Repurchase Program). Also contributing to the decrease was our increased receipt of proceeds from borrowings under our bank credit facility which accounts for $39.4 million. In addition, during the second quarter of 2011, we used $16.7 million to repay the outstanding notes payable we assumed in connection with our acquisition of Liquidation World Inc., driving a $16.7 million change in cash flow from 2012 to 2011.  In 2012, we received proceeds from the exercise of stock options of $33.3 million, compared to $10.4 million in 2011. The exercise of stock options also generated excess tax benefits of $8.1 million and $2.7 million in 2012 and 2011, respectively.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 2, 2013:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$171,367	$167	$—	$171,200	$—
Operating lease obligations (3) (4)	1,308,608	328,858	495,133	283,872	200,745
Capital lease obligations (4)	2,273	1,266	1,005	2	—
Purchase obligations (4) (5)	668,657	598,055	48,926	21,617	59
Other long-term liabilities (6)	33,197	6,267	5,583	5,560	15,787
Total contractual obligations (7)	$2,184,102	$934,613	$550,647	$482,251	$216,591

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2011 Credit Agreement, and the associated accrued interest of $0.2 million. In addition, we had outstanding letters of credit totaling $56.5 million at February 2, 2013. Approximately $54.4 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. The remaining $2.1 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligations. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)
Operating lease obligations include, among other items, leases for retail stores, warehouse space, offices, and certain computer and other business equipment. The future minimum commitments for retail store, office, and warehouse space operating leases are $1,005.2 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $296.4 million at February 2, 2013. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $7.1 million relates primarily to operating leases for computer and other business equipment, including data center related costs.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $489.9 million, the entirety of which represents obligations due within one year of February 2, 2013. In addition, we have a purchase commitment for future inventory purchases totaling $60.9 million at February 2, 2013. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $117.8 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $21.2 million for obligations related to our nonqualified deferred compensation plan, $7.3 million for expected contributions to the Pension Plan and our nonqualified, unfunded supplemental defined benefit pension plan (“Supplemental Pension Plan”), $3.0 million for unrecognized tax benefits, and $0.7 million for closed store lease termination costs related to stores closed in 2012. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $2.3 million for payments expected in 2013 and $0.7 million of timing-related income tax uncertainties anticipated to reverse in 2013. Unrecognized tax benefits in the amount of $18.2 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

(7)
The obligations disclosed in this table are exclusive of the contingent liabilities, guarantees, and indemnities related to the KB Toys business. For further discussion, see note 13 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

For a discussion of the KB Bankruptcy Lease Obligations, see note 13 to the accompanying consolidated financial statements. Because the KB Toys business filed for bankruptcy again in December 2008 and liquidated all of its store operations, we accrued a contingent liability on our balance sheet at January 30, 2010, in the amount of $4.8 million for 31 KB Toys store leases for which we may have an indemnification or guarantee obligation and a former KB Toys corporate office lease for which we took an assignment in 2009. At February 2, 2013, our contingent liability related to this matter was $3.1 million. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity.

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

When management determines the saleability of merchandise inventories is diminished, markdowns for clearance activity and the related cost impact are recorded at the time the price change decision is made. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, the age of merchandise, and seasonal trends. Timing of holidays within fiscal periods, weather, and customer preferences could cause material changes in the amount and timing of markdowns from year to year.

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2013, the majority of these counts will occur between January and August. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on individual store historical results. Thus, the shrink accrual rates will be adjusted throughout the January through August inventory cycle based on actual results. At February 2, 2013, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $3.0 million. While it is not possible to quantify the impact from each cause of shrinkage, we have loss prevention programs and policies aimed at minimizing shrinkage.

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

We recognized impairment charges of $1.0 million and less than $0.1 million in 2012 and 2010, respectively. We did not recognize an impairment charge in 2011, related to our stores. In our U.S. segment, we identified two stores with impairment indicators as a result of our annual store impairment tests in 2012. One of these stores was closed by the end of 2012. For the other store, we recognized an impairment charge of $0.6 million in 2012. We do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2012. In our Canadian segment, we identified four stores in our impairment review, which resulted in a fourth quarter impairment charge of $0.4 million in 2012.

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

Goodwill
Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we used our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates were inherently uncertain and subject to refinement. As a result, during the second quarter of 2012, which falls within the allowed measurement period, we recorded adjustments to goodwill in the amount of $1.2 million. These goodwill adjustments, associated with our acquisition of Big Lots Canada, primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases. The measurement period, which may be up to one year from the acquisition date, has since lapsed and we do not anticipate any subsequent adjustments, which would be recorded to our consolidated statements of operations.

On an annual basis, we review our goodwill for potential impairment. We conduct an impairment review which consists of preparing an estimate of the fair value of our reporting segments using an income approach and a market approach. Determining the fair value of a reporting segment involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our estimates of fair value on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We perform our annual impairment testing during our second fiscal quarter of each year.

Share-Based Compensation
We grant stock options and performance-based non-vested restricted stock to our employees under shareholder approved incentive plans. Share-based compensation expense was $17.9 million, $25.0 million, and $24.6 million in 2012, 2011, and 2010, respectively. Future share-based compensation expense for performance-based non-vested restricted stock is dependent upon the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for stock options is dependent upon the number and terms of future stock option awards and many estimates, judgments and assumptions used in arriving at the fair value of stock options. Future share-based compensation expense related to performance-based non-vested restricted stock and stock options may vary materially from the currently amortizing awards.

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

Pension
Actuarial valuations are used to calculate the estimated expenses and obligations for our Pension Plan and Supplemental Pension Plan. Inherent in the actuarial valuations are several assumptions including discount rate and expected return on plan assets. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plan's asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The weighted average discount rate used to determine the net periodic pension cost for 2012 was 5.0%. A 1.0% decrease in the discount rate would increase net periodic pension cost by $0.8 million. The long-term rate of return on assets used to determine net periodic pension cost in 2012 was 5.5%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.6 million.

During 2012, we reclassified $1.4 million, net of tax, from other comprehensive income to expense in our consolidated statement of operations. We also recognized a benefit of $0.2 million, net of tax, to other comprehensive income in 2012, which was principally driven by the recognition of $0.3 million (pretax) in settlement charges as participants elected more lump sum payments than originally estimated. At February 2, 2013, the accumulated other comprehensive income amount associated with the plans, which was principally unrealized actuarial loss, was $11.9 million loss, net of tax. During 2013, and in future periods, we expect to reclassify approximately $2.0 million from other comprehensive income to expense, assuming we achieve our estimated rate of return on pension plan investments in future periods. Additionally, in the event that we have future settlements, as occurred in 2012, 2011 and 2010, we would expect that the pretax expense related to future settlements would be in the range of the $0.3 million to $1.8 million charges in 2012 and 2010, respectively.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical and dental benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at February 2, 2013 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $7 million.

General liability and workers' compensation liabilities are recorded at our estimate of their net present value, using a 4.0% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $1.9 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2011 Credit Agreement that we make from time to time. We had borrowings of $171.2 million under the 2011 Credit Agreement at February 2, 2013. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2013, of the Company, and our report dated April 2, 2013, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
April 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of February 2, 2013, and January 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at February 2, 2013, and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
April 2, 2013

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2012	2011	2010
Net sales	$5,400,119	$5,202,269	$4,952,244
Cost of sales (exclusive of depreciation expense shown separately below)	3,282,469	3,131,862	2,939,793
Gross margin	2,117,650	2,070,407	2,012,451
Selling and administrative expenses	1,712,910	1,634,532	1,576,500
Depreciation expense	106,286	90,280	78,606
Operating profit	298,454	345,595	357,345
Interest expense	(4,192)	(3,530)	(2,573)
Other income (expense)	51	(173)	612
Income from continuing operations before income taxes	294,313	341,892	355,384
Income tax expense	117,148	134,657	132,837
Income from continuing operations	177,165	207,235	222,547
Loss from discontinued operations, net of tax benefit of $32, $112 and $14 in fiscal years 2012, 2011 and 2010, respectively	(44)	(171)	(23)
Net income	$177,121	$207,064	$222,524

Earnings per common share - basic
Continuing operations	$2.96	$3.03	$2.87
Discontinued operations	—	—	—
	$2.96	$3.03	$2.87

Earnings per common share - diluted
Continuing operations	$2.93	$2.99	$2.83
Discontinued operations	—	—	—
	$2.93	$2.98	$2.83

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2012	2011	2010
Net income	$177,121	$207,064	$222,524
Other comprehensive income (loss):
Foreign currency translation	(383)	(1,050)	—
Amortization of pension, net of tax benefit of $(921), $(703), and $(869), respectively	1,403	1,066	1,328
Valuation adjustment of pension, net of tax (benefit) expense of $(766), $3,337, and $(876), respectively	1,169	(5,065)	1,337
Total other comprehensive income (loss)	2,189	(5,049)	2,665
Comprehensive income	$179,310	$202,015	$225,189

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$60,581	$68,547
Inventories	918,023	825,195
Deferred income taxes	37,696	42,784
Other current assets	74,330	70,130
Total current assets	1,090,630	1,006,656
Property and equipment - net	593,562	572,767
Deferred income taxes	—	6,549
Goodwill	13,522	12,282
Other assets	55,912	43,056
Total assets	$1,753,626	$1,641,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,652	$350,117
Property, payroll, and other taxes	74,973	74,396
Accrued operating expenses	53,788	56,088
Insurance reserves	36,861	35,159
KB bankruptcy lease obligation	3,069	3,115
Accrued salaries and wages	26,753	29,170
Income taxes payable	40,538	36,775
Total current liabilities	629,634	584,820
Long-term obligations	171,200	65,900
Deferred income taxes	2,693	—
Deferred rent	73,658	59,320
Insurance reserves	63,332	49,794
Unrecognized tax benefits	16,335	18,681
Other liabilities	38,632	39,562
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 57,269 shares and 63,609 shares, respectively	1,175	1,175
Treasury shares - 60,226 shares and 53,886 shares, respectively, at cost	(1,677,610)	(1,423,524)
Additional paid-in capital	551,845	542,160
Retained earnings	1,896,062	1,718,941
Accumulated other comprehensive loss	(13,330)	(15,519)
Total shareholders' equity	758,142	823,233
Total liabilities and shareholders' equity	$1,753,626	$1,641,310

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - January 30, 2010	81,922	$1,175	35,573	$(791,042)	$515,061	$1,289,353	$(13,135)	$1,001,412
Comprehensive income	—	—	—	—	—	222,524	2,665	225,189
Purchases of common shares	(10,686)	—	10,686	(350,823)	—	—	—	(350,823)
Exercise of stock options	1,808	—	(1,808)	42,285	(9,773)	—	—	32,512
Restricted shares vested	847	—	(847)	20,437	(20,437)	—	—	—
Tax benefit from share-based awards	—	—	—	—	13,779	—	—	13,779
Share activity related to deferred compensation plan	3	—	(3)	13	83	—	—	96
Share-based employee compensation expense	—	—	—	—	24,628	—	—	24,628
Balance - January 29, 2011	73,894	1,175	43,601	(1,079,130)	523,341	1,511,877	(10,470)	946,793
Comprehensive income	—	—	—	—	—	207,064	(5,049)	202,015
Purchases of common shares	(11,063)	—	11,063	(363,957)	—	—	—	(363,957)
Exercise of stock options	500	—	(500)	12,800	(2,391)	—	—	10,409
Restricted shares vested	271	—	(271)	6,731	(6,731)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,701	—	—	2,701
Share activity related to deferred compensation plan	7	—	(7)	32	247	—	—	279
Share-based employee compensation expense	—	—	—	—	24,993	—	—	24,993
Balance - January 28, 2012	63,609	1,175	53,886	(1,423,524)	542,160	1,718,941	(15,519)	823,233
Comprehensive income	—	—	—	—	—	177,121	2,189	179,310
Purchases of common shares	(8,232)	—	8,232	(304,038)	—	—	—	(304,038)
Exercise of stock options	1,406	—	(1,406)	37,266	(3,978)	—	—	33,288
Restricted shares vested	478	—	(478)	12,649	(12,649)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,117	—	—	8,117
Share activity related to deferred compensation plan	8	—	(8)	37	316	—	—	353
Share-based employee compensation expense	—	—	—	—	17,879	—	—	17,879
Balance - February 2, 2013	57,269	$1,175	60,226	$(1,677,610)	$551,845	$1,896,062	$(13,330)	$758,142

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2012	2011	2010
Operating activities:
Net income	$177,121	$207,064	$222,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	95,602	82,851	74,041
Deferred income taxes	12,482	10,456	20,485
Non-cash share-based compensation expense	17,879	24,993	24,628
Excess tax benefit from share-based awards	(8,144)	(2,701)	(13,779)
Non-cash impairment charge	984	2,242	18
Loss on disposition of equipment	432	1,376	639
Pension expense, net of contributions	3,810	2,023	4,479
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	(92,721)	(54,512)	(30,809)
Accounts payable	43,460	31,555	(7,045)
Current income taxes	9,844	10,293	12,043
Other current assets	(4,078)	(6,082)	(5,250)
Other current liabilities	397	(16,465)	(5,816)
Other assets	(17,894)	(4,098)	(2,988)
Other liabilities	41,959	29,476	22,087
Net cash provided by operating activities	281,133	318,471	315,257
Investing activities:
Capital expenditures	(131,273)	(131,293)	(107,563)
Cash proceeds from sale of property and equipment	912	867	1,301
Purchase of business, net of cash acquired	—	1,835	—
Return from (Deposit in) restricted account	—	8,000	(8,000)
Other	4	(121)	(290)
Net cash used in investing activities	(130,357)	(120,712)	(114,552)
Financing activities:
Net proceeds from borrowings under bank credit facility	105,300	65,900	—
Payment of notes payable	—	(16,664)	—
Payment of capital lease obligations	(1,321)	(1,953)	(2,463)
Proceeds from the exercise of stock options	33,288	10,409	32,512
Excess tax benefit from share-based awards	8,144	2,701	13,779
Payment for treasury shares acquired	(304,038)	(363,957)	(350,823)
Deferred bank credit facility fees paid	—	(2,970)	—
Other	353	279	96
Net cash used in financing activities	(158,274)	(306,255)	(306,899)
Impact of foreign currency on cash	(468)	(496)	—
Decrease in cash and cash equivalents	(7,966)	(108,992)	(106,194)
Cash and cash equivalents:
Beginning of year	68,547	177,539	283,733
End of year	$60,581	$68,547	$177,539

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are North America’s largest broadline closeout retailer.  At February 2, 2013, we operated 1,574 stores in two countries: the United States of America ("U.S.") and Canada. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com.  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2012 (“2012”) is comprised of the 53 weeks that began on January 29, 2012 and ended on February 2, 2013.  Fiscal year 2011 (“2011”) was comprised of the 52 weeks that began on January 30, 2011 and ended on January 28, 2012.  Fiscal year 2010 (“2010”) was comprised of the 52 weeks that began on January 31, 2010 and ended on January 29, 2011.

Segment Reporting
We manage our broadline closeout retailing business based on two segments: the U.S. and Canada. At the end of 2010, we operated only one segment as all of our operations were located within the U.S. at that time.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds and variable rate demand notes, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days, and at February 2, 2013 and January 28, 2012, totaled $24.6 million and $34.5 million, respectively.

Restricted Cash
Our restricted cash served as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we would fulfill our obligations with respect to cash requirements associated with self-insurance, as discussed in note 10. The cash was on deposit with our insurance carrier.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of February 2, 2013 and January 28, 2012.

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Cost includes any applicable inbound shipping and handling costs associated with the receipt of merchandise into our distribution centers (See the discussion below under the caption “Selling and Administrative Expenses” for additional information regarding outbound shipping and handling costs to our stores). Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into classes of merchandise having similar characteristics at its current retail selling value. Current retail selling values are converted to a cost basis by applying an average cost factor to each specific merchandise class' retail selling value. Cost factors represent the average cost-to-retail ratio computed using beginning inventory and all fiscal year-to-date purchase activity specific to each merchandise class.

Under our previous inventory management system which was used through the end of 2011, we calculated average cost at the department level which constituted 50 inventory cost pools. On January 29, 2012, the first day of 2012, we completed the implementation of our new inventory management systems, which has allowed us to more precisely determine our inventory cost under the average cost retail inventory method. We now calculate average cost at the class level which constitutes approximately 350 inventory cost pools.

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

As the impact of the accounting change in the beginning of the current year inventory is immaterial, we have recognized the cumulative effect of the change in accounting principle as a current year expense by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the 2012 income from continuing operations and net income by approximately $3.4 million and reduced 2012 basic and diluted earnings per share from continuing operations by $0.06.

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

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because our most common initial lease term is five years and the majority of our lease options have a term of five years, we estimate the useful life of leasehold improvements at five years. This amortization period is consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term. Depreciation estimates are revised prospectively to reflect the remaining depreciation or amortization of the asset over the shortened estimated service life when a decision is made to dispose of property and equipment prior to the end of its previously estimated service life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in selling and administrative expenses. Major repairs that extend service lives are capitalized. Maintenance and repairs are charged to expense as incurred. Capitalized interest was not significant in any period presented.

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

Goodwill
Instead of being amortized, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. We use an income approach and a market approach in determining fair value for purposes of goodwill impairment tests. We perform our annual impairment testing during our second fiscal quarter of each year.

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

Commitments and Contingencies
We are subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, we estimate the likelihood and amount of any potential obligation, where it is possible to do so, using management's judgment. Management uses various internal and external specialists to assist in the estimating process. We accrue, if material, a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to our consolidated financial statements and no accrual is made.

Revenue Recognition
We recognize sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and estimated returns and exclude any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue from gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2012, 2011, and 2010, we recognized in net sales on our consolidated statements of operations breakage of $0.5 million, $0.6 million, and $0.7 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $166.6 million, $161.3 million, and $154.3 million for 2012, 2011, and 2010, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $101.3 million, $99.0 million, and $92.0 million for 2012, 2011, and 2010, respectively.

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

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were $(0.4) million for 2011 and immaterial for 2012.

Other Comprehensive Income
Our other comprehensive income includes the impact of the amortization of our pension actuarial loss, net of tax, the revaluation of our pension actuarial loss, net of tax, and the impact of foreign currency translation.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$3,369	$2,742	$830
Cash paid for income taxes, excluding impact of refunds	$95,596	$114,406	$100,973
Non-cash activity:
Assets acquired under capital leases	$392	$2,925	$—
Accrued property and equipment	$6,824	$8,711	$9,449
Notes payable assumed in acquisition	$—	$16,664	$—

During 2012 and 2011, our gross proceeds from borrowings under the bank credit facility were $1,448.8 million and $846.3 million, respectively, and our gross repayments of borrowings under the bank credit facility were $1,343.5 million and $780.4 million, respectively.

Reclassifications
In the fourth quarter of 2012, we realigned our merchandise categories in our U.S. segment to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We subsequently renamed our Hardlines & Other category to Hardlines & Toys. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Toys category and repositioned them in the Play n' Wear category, which we renamed Electronics & Other. Our Consumables category, which previously contained our food departments, was also bifurcated into both a Food category and Consumables category. The Consumables category now only contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food departments. We reclassified the results of all periods presented to reflect this realignment of our merchandise categories.

Recent Accounting Standards
There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	February 2, 2013	January 28, 2012
Land and land improvements	$50,797	$45,130
Buildings and leasehold improvements	803,267	768,074
Fixtures and equipment	674,684	637,658
Computer software costs	114,572	87,290
Transportation equipment	27,303	35,604
Construction-in-progress	23,759	38,230
Property and equipment - cost	1,694,382	1,611,986
Less accumulated depreciation and amortization	1,100,820	1,039,219
Property and equipment - net	$593,562	$572,767

Property and equipment - cost includes $4.2 million and $5.8 million at February 2, 2013 and January 28, 2012, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $2.2 million and $2.7 million at February 2, 2013 and January 28, 2012, respectively, related to capital leases.

During 2012, 2011, and 2010 respectively, we invested $131.3 million, $131.3 million, and $107.6 million of cash in capital expenditures and we recorded $106.3 million, $90.3 million, and $78.6 million of depreciation expense.

We incurred $1.0 million, $2.2 million, and less than $0.1 million in asset impairment charges in 2012, 2011, and 2010, respectively. The charges in 2012 principally related to the write-down of long-lived assets at one U.S. store and four Canadian stores identified as part of our annual store impairment review. The charges in 2011 relate to asset impairments from the valuation of the Company's oldest airplane. The charges in 2010 principally related to the write-down of long-lived assets at one U.S. store identified as part of our annual store impairment review in 2010.

Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We generally use actual historical cash flows to determine if stores had negative cash flows within the past two years. For each store with negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store's operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store's long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store's assets and recognize an impairment charge for the excess net book value of the store's long-lived assets over their fair value. The fair value of store assets is estimated based on information available in the marketplace for similar assets.

NOTE 3 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility (“2011 Credit Agreement”). The 2011 Credit Agreement replaced the $500 million three-year unsecured credit facility we entered into on April 28, 2009 (“2009 Credit Agreement”). We did not incur any material termination penalties in connection with the termination of the 2009 Credit Agreement.

The 2011 Credit Agreement expires on July 22, 2016. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At February 2, 2013, we had $171.2 million borrowings outstanding under the 2011 Credit Agreement and $5.4 million was committed to outstanding letters of credit, leaving $523.4 million available under the 2011 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $20.7 million and $19.6 million at February 2, 2013 and January 28, 2012, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 5 – LEASES

Leased property consisted primarily of 1,518 of our retail stores, 0.5 million square feet of warehouse space, and certain transportation, information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

(In thousands)	2012	2011	2010
Minimum leases	$309,923	$285,081	$261,197
Contingent leases	460	637	587
Total rent expense	$310,383	$285,718	$261,784

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at February 2, 2013, were as follows:

Fiscal Year	(In thousands)
2013	$254,510
2014	214,327
2015	167,663
2016	128,420
2017	87,888
Thereafter	152,366
Total leases	$1,005,174

We have obligations for capital leases for office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at February 2, 2013, were as follows:

Fiscal Year	(In thousands)
2013	$1,266
2014	930
2015	29
2016	2
2017	—
Thereafter	—
Total lease payments	$2,227
Less amount to discount to present value	(158)
Capital lease obligation per balance sheet	$2,069

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options and non-vested restricted stock awards. At the end of 2012, 2011, and 2010, stock options outstanding of 1.9 million, 1.5 million, and 0.9 million, respectively, were excluded from the diluted share calculation because their impact was antidilutive. Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The number of shares of non-vested restricted stock that were antidilutive, as determined under the treasury stock method, is immaterial for all years presented.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2012	2011	2010
Weighted-average common shares outstanding:
Basic	59,852	68,316	77,596
Dilutive effect of stock options and restricted common shares	624	1,103	985
Diluted	60,476	69,419	78,581

Share Repurchase Programs
On May 25, 2011 our Board of Directors authorized a share repurchase program providing for the repurchase of up to $400.0 million of our common shares (“2011 Repurchase Program”). On May 22, 2012, our Board of Directors authorized a share repurchase program providing for the repurchase of $200.0 million of our common shares (“2012 Repurchase Program”).

During 2012, we acquired approximately 8.1 million of our outstanding common shares for $298.5 million, which exhausted our authorizations under both the 2011 Repurchase Program and the 2012 Repurchase Program.

Common shares acquired through the repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) in May 2012. The 2012 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, performance units, stock appreciation rights, cash-based awards, and other share-based awards. We have issued only nonqualified stock options and restricted stock under the 2012 LTIP. The number of common shares available for issuance under the 2012 LTIP consists of an initial allocation of 7,750,000 common shares plus any common shares subject to the 4,702,362 outstanding awards as of March 15, 2012 under the Big Lots 2005 Long-Term Incentive Plan (“2005 LTIP”) that, on or after March 15, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2012 LTIP, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

Our former equity compensation plan, the 2005 LTIP, approved in May 2005, expired on May 16, 2012. The 2005 LTIP authorized the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, performance units, and stock appreciation rights. We issued only nonqualified stock options and restricted stock under the 2005 LTIP. The number of common shares available for issuance under the 2005 LTIP consisted of: (1) an initial allocation of 1,250,000 common shares; (2) 2,001,142 common shares, the number of common shares that were available under the predecessor Big Lots, Inc. 1996 Performance Incentive Plan (“1996 LTIP”) upon its expiration; (3) 2,100,000 common shares approved by our shareholders in May 2008; and (4) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 LTIP was in effect. The Committee, which was charged with administering the 2005 LTIP, had the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2005 LTIP, the exercise price of which was not less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

In addition to the 2012 LTIP, we previously maintained the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The Director Stock Option Plan was terminated on May 30, 2008. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each non-employee director of an option to acquire 10,000 of our common shares became fully exercisable over a three‑year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: (1) 10 years plus one month; (2) one year following death or disability; or (3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 LTIP in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2012, 2011, and 2010, but did, as discussed below, receive restricted stock awards under the 2005 LTIP.

Share-based compensation expense was $17.9 million, $25.0 million and $24.6 million in 2012, 2011, and 2010, respectively. We use a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The weighted-average fair value of stock options granted and assumptions used in the stock option pricing model for each of the respective periods were as follows:

	2012	2011	2010
Weighted-average fair value of stock options granted	$14.15	$14.43	$13.64
Risk-free interest rates	0.6%	1.8%	2.2%
Expected life (years)	4.2	4.2	4.2
Expected volatility	41.1%	41.7%	45.6%
Expected annual forfeiture rate	3.0%	1.5%	1.5%

The following table summarizes information about our stock options outstanding and exercisable at February 2, 2013:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$10.01	$20.00	591,773	2.8	$16.92	396,147	$16.65
20.01	30.00	269,438	1.9	25.55	265,688	25.50
30.01	40.00	710,375	4.4	35.76	249,373	35.83
$40.01	$50.00	1,457,500	5.6	42.65	137,625	41.24
		3,029,086	4.4	$34.49	1,048,833	$26.68

A summary of the annual stock option activity for fiscal years 2010, 2011, and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2010	4,496,633	$19.46
Granted	997,500	35.92
Exercised	(1,807,850)	17.98
Forfeited	(107,600)	26.10
Outstanding stock options at January 29, 2011	3,578,683	$24.59
Granted	918,500	40.85
Exercised	(500,085)	20.81
Forfeited	(320,675)	33.84
Outstanding stock options at January 28, 2012	3,676,423	$28.36
Granted	982,000	43.23
Exercised	(1,406,262)	23.67
Forfeited	(223,075)	40.18
Outstanding stock options at February 2, 2013	3,029,086	$34.49	4.4	$10,991
Vested or expected to vest at February 2, 2013	2,858,848	$34.31	4.4	$10,653
Exercisable at February 2, 2013	1,048,833	$26.68	3.0	$8,035

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the nonvested restricted stock activity for fiscal years 2010, 2011, and 2012 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at January 30, 2010	849,488	$19.48
Granted	507,684	35.88
Vested	(847,688)	19.46
Forfeited	(5,700)	33.44
Outstanding nonvested restricted stock at January 29, 2011	503,784	$35.88
Granted	564,589	40.76
Vested	(271,784)	35.84
Forfeited	(55,300)	38.72
Outstanding nonvested restricted stock at January 28, 2012	741,289	$39.40
Granted	589,784	42.90
Vested	(477,664)	38.52
Forfeited	(69,800)	43.04
Outstanding nonvested restricted stock at February 2, 2013	783,609	$42.25

The nonvested restricted stock awards granted to employees (other than the awards granted to Mr. Fishman in 2010, 2011, and 2012) vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

On the grant date of the 2011 restricted stock awards (other than the award granted to Mr. Fishman), we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the fourth quarter of 2012, based on operating results and future projections, we changed the estimated vesting period of the 2011 restricted stock awards to four years. The impact of this change in estimate will be recognized ratably over the remaining vesting period.

On the grant date of the 2012 restricted stock awards (other than the award granted to Mr. Fishman), we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the fourth quarter of 2012, based on operating results and future projections, we changed the estimated vesting period of the 2012 restricted stock awards to four years. The impact of this change in estimate will be recognized ratably over the remaining vesting period.

The restricted stock award granted to Mr. Fishman in 2011 vested in 2012 based on achievement of the corporate financial goals for 2011. The nonvested restricted stock award granted to Mr. Fishman in 2012 would have vested if we had achieved a corporate financial goal set for 2012. Because this condition was not achieved, we expect the nonvested restricted stock award to be forfeited.

In 2012, 2011, and 2010, we granted to each of the non-employee members of our Board of Directors restricted stock awards having a fair value on the grant date of approximately $95,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders; or (2) the death or disability of the grantee. However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

During 2012, 2011, and 2010, the following activity occurred under our share-based compensation plans:

(In thousands)	2012	2011	2010
Total intrinsic value of stock options exercised	$29,350	$8,747	$32,537
Total fair value of restricted stock vested	$21,907	$11,618	$31,150

The total unearned compensation cost related to all share-based awards outstanding at February 2, 2013 was approximately $28.3 million.  This compensation cost is expected to be recognized through January 2017 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.2 years from February 2, 2013.

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

The components of net periodic pension expense were comprised of the following:

(In thousands)	2012	2011	2010
Service cost - benefits earned in the period	$2,171	$2,211	$2,433
Interest cost on projected benefit obligation	3,292	3,496	3,254
Expected investment return on plan assets	(3,089)	(4,627)	(4,249)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of transition obligation	13	13	13
Amortization of actuarial loss	2,345	1,796	2,217
Settlement loss	298	298	1,785
Net periodic pension cost	$4,996	$3,153	$5,419

In 2012, 2011, and 2010, we incurred pretax non-cash settlement charges of $0.3 million, $0.3 million and $1.8 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year.

The weighted-average assumptions used to determine net periodic pension expense were:

	2012	2011	2010
Discount rate	5.0%	5.7%	5.7%
Rate of increase in compensation levels	3.5%	3.9%	3.5%
Expected long-term rate of return	5.5%	8.0%	8.0%

The weighted-average assumptions used to determine benefit obligations were:

	2012	2011
Discount rate	4.6%	5.0%
Rate of increase in compensation levels	3.5%	3.5%

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at February 2, 2013 and January 28, 2012:

(In thousands)	February 2, 2013	January 28, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$69,942	$62,554
Service cost	2,171	2,211
Interest cost	3,292	3,496
Benefits and settlements paid	(6,437)	(6,522)
Actuarial loss	1,242	8,203
Projected benefit obligation at end of year	$70,210	$69,942

Change in plan assets:
Fair market value at beginning of year	$58,662	$59,976
Actual return on plan assets	5,969	4,123
Employer contributions	1,182	1,085
Benefits and settlements paid	(6,437)	(6,522)
Fair market value at end of year	$59,376	$58,662

Under funded and net amount recognized	$(10,834)	$(11,280)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(361)	(441)
Noncurrent liabilities	(10,473)	(10,839)
Net amount recognized	$(10,834)	$(11,280)

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

(In thousands)	2012	2011
Unrecognized transition obligation	$(12)	$(25)
Unrecognized past service credit	90	125
Unrecognized actuarial loss	(19,808)	(24,089)
Accumulated other comprehensive loss, pretax	$(19,730)	$(23,989)

We expect to reclassify $2.0 million of the actuarial loss along with immaterial amounts of transition obligation and past service credit into net periodic pension expense during 2013.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at February 2, 2013 and January 28, 2012:

	Pension Plan		Supplemental Pension Plan
(In thousands)	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
Projected benefit obligation	$63,951	$62,992	$6,259	$6,950
Accumulated benefit obligation	57,224	55,708	5,080	5,581
Fair market value of plan assets	$59,376	$58,662	$—	$—

We elected not to make a discretionary contribution to the Pension Plan in 2012 or in 2011. Our funding policy of the Pension Plan is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than the minimum required by applicable regulations. Currently, we expect no required contributions to the Pension Plan during 2013, however, discretionary contributions could be made depending upon further analysis.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year	(In thousands)
2013	$5,291
2014	5,347
2015	5,566
2016	5,559
2017	5,473
2018 - 2022	$26,937

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

The investment managers have the discretion to invest within sub-classes of assets within the parameters of their investment guidelines. Fixed income managers can adjust duration exposure as deemed appropriate given current or expected market conditions.  Additionally, the investment managers have the authority to invest in financial futures contracts and financial options contracts for the purposes of implementing hedging strategies.  There were no futures contracts owned directly by the Pension Plan at February 2, 2013 and January 28, 2012. The primary benchmark for assessing the effectiveness of the Pension Plan investments is that of the plan's liabilities themselves. Asset class returns are also judged relative to common benchmark indices such as the Russell 3000 and Barclay's Capital Long Credit Bond. Investment results and plan funded status are monitored daily, with a detailed performance review completed on a quarterly basis.

The fair value of our Pension Plan assets at February 2, 2013 and January 28, 2012 by asset category was comprised of the following:

	February 2, 2013				January 28, 2012
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$821	$821	$—	$—	$1,196	$1,196	$—	$—

Fixed Income Securities
U.S. Government	—	—	—	—	9,016	2,423	6,593	—
Corporate (a)	—	—	—	—	6,776	—	6,776	—
Mortgage Bonds	—	—	—	—	714	—	714	—

Common / Collective Trusts
Long Credit	30,924	—	30,924	—	17,728	—	17,728	—
Intermediate Credit	14,878	—	14,878	—	11,258	—	11,258	—
Global Real Estate	3,244	—	3,244	—	3,065	—	3,065	—
High Yield	3,074	—	3,074	—	2,923	—	2,923	—
International Equities	2,643	—	2,643	—	2,413	—	2,413	—
U.S. Equity Index	2,538	—	2,538	—	2,369	—	2,369	—
U.S. Small Cap	1,254	—	1,254	—	1,204	—	1,204	—

Total	$59,376	$821	$58,555	—	$58,662	$3,619	$55,043	—

(a) This category represents investment grade bonds of corporate issuers from diverse industries.

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2012, 2011, and 2010, we expensed $5.6 million, $5.2 million, and $5.6 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $21.2 million and $20.4 million at February 2, 2013 and January 28, 2012, respectively.

NOTE 9 – INCOME TAXES

The provision for income taxes from continuing operations was comprised of the following:

(In thousands)	2012	2011	2010
Current:
U.S. Federal	$91,361	$107,410	$95,124
U.S. State and local	13,302	16,791	17,326
Non-U.S.	—	—	—
Total current tax expense	104,663	124,201	112,450
Deferred:
U.S. Federal	10,418	9,203	20,876
U.S. State and local	2,067	1,253	(489)
Non-U.S.	—	—	—
Total deferred tax expense	12,485	10,456	20,387
Income tax provision	$117,148	$134,657	$132,837

Net deferred tax assets fluctuated by items that are not reflected in deferred expense above. The fluctuations in net deferred tax assets related to discontinued operations deferred income tax expense were $0.1 million decrease for 2010. There were no fluctuations in deferred tax assets related to discontinued operations in 2012 and 2011. Fluctuations related principally to pension-related charges recorded in accumulated other comprehensive income were $1.7 million decrease, $2.6 million increase and $1.7 million decrease for 2012, 2011, and 2010, respectively. Additionally, net deferred tax assets decreased by $0.1 million in 2012 and increased by $0.2 million in 2011 as a result of the establishment of goodwill associated with the acquisition of the U.S. subsidiaries of Liquidation World Inc.

Reconciliation between the statutory federal income tax rate and the effective income tax rate for continuing operations was as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.4	3.4	3.1
Non-U.S. income tax rate differential	0.4	0.4	—
Work opportunity tax and other employment tax credits	(0.3)	(0.4)	(0.3)
Net benefit recognized for prior year tax uncertainties	—	—	(0.3)
Valuation allowance	1.2	1.0	—
Other, net	0.1	—	(0.1)
Effective income tax rate	39.8%	39.4%	37.4%

In 2012 and 2011, the valuation allowance was associated with the non-U.S. deferred tax expense from our Canadian segment.

Income tax payments and refunds were as follows:

(In thousands)	2012	2011	2010
Income taxes paid	$95,596	$114,406	$100,973
Income taxes refunded	(2,764)	(983)	(837)
Net income taxes paid	$92,832	$113,423	$100,136

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	February 2, 2013	January 28, 2012
Deferred tax assets:
Workers’ compensation and other insurance reserves	$34,118	$28,998
Accrued rent	30,681	26,516
Non-U.S. net operating losses	22,098	19,019
Compensation related	21,351	28,788
Uniform inventory capitalization	20,654	20,289
Depreciation and fixed asset basis differences	11,475	10,695
Accrued state taxes	6,931	7,779
Pension plans	4,315	4,467
State tax credits, net of federal tax benefit	3,547	3,390
Accrued operating liabilities	2,325	3,023
State tax net operating losses, net of federal tax benefit	373	710
KB store lease and other discontinued operations contingencies	1,218	1,474
Other	23,534	24,366
Valuation allowances - primarily related to Non-U.S. operations	(24,965)	(20,392)
Total deferred tax assets	157,655	159,122
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	76,509	70,569
Lease construction reimbursements	16,203	13,584
Workers’ compensation and other insurance reserves	6,922	—
Prepaid expenses	6,427	5,695
Compensation related	2,701	5,401
Other	13,890	14,540
Total deferred tax liabilities	122,652	109,789
Net deferred tax assets	$35,003	$49,333

Net deferred tax assets are shown separately on our consolidated balance sheets as current and non-current deferred income taxes. The following table summarizes net deferred income tax assets from the consolidated balance sheets:

(In thousands)	February 2, 2013	January 28, 2012
Current deferred income taxes	$37,696	$42,784
Noncurrent deferred income taxes	(2,693)	6,549
Net deferred tax assets	$35,003	$49,333

Based on the weight of currently available evidence, we have fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of Big Lots Canada, Inc. (see note 11), as well as the deferred tax benefit of the loss generated by our Canadian segment since the acquisition, by a valuation allowance.

We have the following income tax loss and credit carryforwards at February 2, 2013 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
Non-U.S.:
Net operating loss carryforwards	$22,098	Expires fiscal years 2026 through 2032
U.S. State and local:
State net operating loss carryforwards	574	Expires fiscal years 2020 through 2025
California enterprise zone credits	5,182	No expiration date
Texas business loss credits	275	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$28,129

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options and the vesting of restricted stock. Tax benefits of $8.1 million, $2.7 million, and $13.8 million in 2012, 2011, and 2010, respectively, were credited directly to shareholders' equity related to share-based compensation deductions in excess of expense recognized for these awards.

The Company's Canadian subsidiary has an accumulated retained deficit, thus we have not provided for income taxes in the United States on undistributed earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Unrecognized tax benefits - opening balance	$16,755	$27,250	$35,824
Gross increases - tax positions in current year	838	2,179	1,127
Gross increases - tax positions in prior period	1,626	616	1,237
Gross decreases - tax positions in prior period	(1,928)	(9,513)	(1,190)
Settlements	(382)	(2,581)	(9,121)
Lapse of statute of limitations	(890)	(1,196)	(627)
Unrecognized tax benefits - end of year	$16,019	$16,755	$27,250

At the end of 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $10.8 million and $11.0 million, respectively, after considering the federal tax benefit of state and local income taxes of $4.6 million and $4.9 million respectively. Unrecognized tax benefits of $0.7 million and $0.9 million, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

For 2011, unrecognized tax benefits decreased by approximately $9.1 million related to our claims for welfare to work and work opportunity credits, which claims have either lapsed or are unlikely to be realized due to an unfavorable decision of U.S. Court of Appeals for the Federal Circuit against a similarly situated taxpayer.  Our right to file a refund claim with respect to approximately $4.9 million of the credits has lapsed and our right to file a refund claim with respect to approximately $2 million of the credits will lapse during fiscal 2014.  Our right to file a refund claim with respect to approximately $2.2 million of the credits may never lapse because the IRS has not issued a statutory notice of disallowance with respect to those claims; however, because our claims are unlikely to prevail in a different jurisdiction, we have decided not to pursue them.  Therefore, we reduced our unrecognized tax benefits by the entire amount of the claims.  Because these benefits were unrecognized, the decrease had no effect on income tax expense.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(0.7) million, $(0.5) million, and $(1.9) million during 2012, 2011, and 2010, respectively, as a component of income tax expense. The amount of accrued interest and penalties recorded in the accompanying consolidated balance sheets at February 2, 2013 and January 28, 2012 was $5.2 million and $5.8 million, respectively.

We are subject to U.S. federal income tax, income tax of multiple state and local jurisdictions, and Canadian and provincial taxes. The statute of limitations for assessments on our federal income tax returns for periods prior to 2009 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2007, although state income tax carryforward attributes generated prior to 2007 may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the year ending October 2, 2005 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through February 1, 2014, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers (Jeffrey Berger, David Kollat, Brenda Lauderback, Philip Mallott, Russell Solt, Dennis Tishkoff, Robert Claxton, Joe Cooper, Steven Fishman, Charles Haubiel, Timothy Johnson, John Martin, Norman Rankin, Paul Schroeder, Robert Segal and Steven Smart). The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint, which generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The consolidated complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, misappropriation of trade secrets and corporate waste and seeks declaratory relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys' fees and expenses. The defendants have filed a motion to dismiss the consolidated complaint, and that motion is fully briefed and awaiting a decision.

On July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Ms. Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys' fees and expenses. No response to the original complaint was required. The lead plaintiff is expected to file a consolidated amended complaint on or before April 4, 2013, to which the defendants will respond within 30 days.

We believe that these lawsuits are without merit, and we intend to defend ourselves vigorously against the allegations levied in these lawsuits. While a loss from these lawsuits is reasonably possible, at this time, we cannot reasonably estimate the amount of any loss that may result or whether the lawsuits will have a material impact on our financial statements.

On November 29, 2012, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to Mr. Fishman's trades in our common shares. On December 7, 2012, we received a voluntary document request from the SEC relating to our guidance for the first quarter of fiscal 2012, internal policies, trading in our common shares by our directors and officers, and the terms of employment with Mr. Fishman. On December 21, 2012, we received a letter from NYSE Regulation requesting information relating to Mr. Fishman's trades in our common shares, internal policies, and the inquiries being conducted by other bodies. We are fully cooperating with the U.S. Attorney in connection with the subpoena and the SEC and NYSE in connection with their respective requests.

We have received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he will commence a derivative lawsuit if our Board of Directors fails to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder's letter to a committee to investigate the matter.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical and dental benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $50.8 million at February 2, 2013, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $489.9 million, the entirety of which represents obligations due within one year of February 2, 2013. In addition, we have a purchase commitment for future inventory purchases totaling $60.9 million at February 2, 2013. We paid $19.9 million, $28.0 million, and $29.7 million related to this commitment during 2012, 2011, and 2010, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $117.8 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 11 – ACQUISITION

On July 18, 2011, we completed our acquisition of Liquidation World Inc. Under the terms of our acquisition agreement, we invested approximately $1.9 million in cash to purchase all outstanding shares of Liquidation World Inc. As part of the acquisition, we assumed the liabilities and acquired all assets and leasehold rights of Liquidation World Inc. On July 19, 2011, we changed the name of Liquidation World Inc. to Big Lots Canada, Inc. (“Big Lots Canada”). The results of Big Lots Canada since the acquisition date are included in our consolidated financial statements. The following table summarized both the preliminary and the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

(In thousands)	Preliminary Allocation	Revisions	Allocation As Revised
Financial assets	$3,149	$715	$3,864
Inventory	7,299	1,568	8,867
Other current assets	2,278	133	2,411
Property and equipment	10,172	(344)	9,828
Goodwill	21,507	(7,589)	13,918
Other intangibles	1,285	(226)	1,059
Debt	(16,664)	—	(16,664)
Accounts payable and accrued liabilities	(27,157)	5,743	(21,414)
	$1,869		$1,869

Other intangibles consist of tradename and lease assets and liabilities, which at the date of acquisition had useful lives of up to 11.2 years.

NOTE 12 – GOODWILL

The changes in the carrying amount of goodwill, which is generally not deductible for income tax purposes, for the fiscal years 2012 and 2011 were as follows:

(In thousands)	2012	2011
Beginning of year	$12,282	$—
Goodwill from acquisition	—	21,507
Goodwill adjustments	1,191	(8,780)
Foreign currency impact	49	(445)
End of year	$13,522	$12,282

The goodwill from acquisition was the result of our acquisition of Liquidation World Inc. in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases. For a discussion of the acquisition, see note 11.

NOTE 13 – DISCONTINUED OPERATIONS

Our discontinued operations for 2012, 2011, and 2010, were comprised of the following:

(In thousands)	2012	2011	2010
Closed stores	$2	$(19)	$81
KB Toys matters	(78)	(264)	(118)
Total income (loss) from discontinued operations, pretax	$(76)	$(283)	$(37)

Closed Stores
In 2005, we determined that the results of 130 stores closed in 2005 should be reported as discontinued operations for all periods presented. For 2012, 2011, and 2010, the closed stores' operating income (loss) is comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms.

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

In the second fiscal quarter of 2007, we recorded a gain of $2.0 million, pretax in income (loss) from discontinued operations to reflect favorable settlements related to the KB-I Bankruptcy Lease Obligations. In the fourth fiscal quarter of 2007, we recorded approximately $8.8 million in income of the KB-I Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 2, 2008. We based this reversal on the following factors: (1) we had not received any new demand letters from landlords during 2007, (2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands, (3) the KB-I bankruptcy occurred more than four years prior to the end of 2007 and most of the lease rejections occurred more than three years prior to the end of 2007, and (4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

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

In 2009, we obtained an assignment of a lease for the former KB corporate office at which time we recorded a charge of $1.2 million, pretax in income (loss) from discontinued operations primarily related to our remaining liability for the former KB corporate office. In 2012, the KB corporate office lease obligation expired; therefore, at fiscal year end 2012, the entire accrued liability of $3.1 million related to the KB-II Bankruptcy Lease Obligations.

NOTE 14 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2010, 2011, and 2012:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 30, 2010	$—	$(13,135)	$(13,135)
Period change	—	2,665	2,665
Balance at January 29, 2011	—	(10,470)	(10,470)
Period change	(1,050)	(3,999)	(5,049)
Balance at January 28, 2012	(1,050)	(14,469)	(15,519)
Period change	(383)	2,572	2,189
Balance at February 2, 2013	$(1,433)	$(11,897)	$(13,330)

NOTE 15 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

(In thousands)	2012			2011			2010
	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$5,245,272	$154,847	$5,400,119	$5,140,164	$62,105	$5,202,269	$4,952,244	$—	$4,952,244
Depreciation expense	103,295	2,991	106,286	88,469	1,811	90,280	78,606	—	78,606
Operating profit (loss)	312,147	(13,693)	298,454	357,814	(12,219)	345,595	357,345	—	357,345
Interest expense	(4,190)	(2)	(4,192)	(2,739)	(791)	(3,530)	(2,573)	—	(2,573)
Other income (expense)	2	49	51	163	(336)	(173)	612	—	612
Income (loss) from continuing operations before income taxes	307,959	(13,646)	294,313	355,238	(13,346)	341,892	355,384	—	355,384
Income tax expense	117,286	(138)	117,148	134,657	—	134,657	132,837	—	132,837
Income (loss) from continuing operations	$190,673	$(13,508)	$177,165	$220,581	$(13,346)	$207,235	$222,547	$—	$222,547

(in thousands)	February 2, 2013			January 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,681,005	$72,621	$1,753,626	$1,586,035	$55,275	$1,641,310

Our U.S. segment uses the following seven merchandise categories, which match our internal management and reporting of merchandise net sales:  Food, Consumables, Furniture, Home, Seasonal, Hardlines & Toys, and Electronics & Other.  The Food category includes our food and specialty food departments. The Consumables category includes the health and beauty, plastics, paper, chemical, and pet departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, fireplaces, and other occasional furniture.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Hardlines & Toys category includes the toys, appliances, tools, paint, and home maintenance departments. The Electronics & Other category includes the electronics, jewelry, infant accessories, and apparel departments, as well as the results of certain large closeout deals that we typically acquire through our alternate product sourcing operations. In the fourth quarter of 2012, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by segment and category:

(In thousands)	2012	2011	2010
U.S.
Furniture	$936,463	$883,341	$829,725
Consumables	870,098	848,492	798,931
Home	810,133	799,494	783,860
Food	742,267	723,280	653,852
Seasonal	707,418	683,498	642,220
Electronics & Other	602,954	607,606	625,783
Hardlines & Toys	575,939	594,453	617,873
Total U.S.	5,245,272	5,140,164	4,952,244
Canada	154,847	62,105	—
Net sales	$5,400,119	$5,202,269	$4,952,244

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2012 and 2011 is as follows:

Fiscal Year 2012	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,294,481	$1,218,037	$1,134,205	$1,753,396	$5,400,119
Gross margin	512,449	477,835	432,590	694,776	2,117,650
Income (loss) from continuing operations	40,780	22,090	(5,988)	120,283	177,165
Income (loss) from discontinued operations	(34)	(15)	1	4	(44)
Net income (loss)	40,746	22,075	(5,987)	120,287	177,121

Earnings (loss) per share - basic:
Continuing operations	$0.64	$0.37	$(0.10)	$2.10	$2.96
Discontinued operations	—	—	—	—	—
	$0.64	$0.37	$(0.10)	$2.10	$2.96

Earnings (loss) per share - diluted:
Continuing operations	$0.63	$0.36	$(0.10)	$2.09	$2.93
Discontinued operations	—	—	—	—	—
	$0.63	$0.36	$(0.10)	$2.09	$2.93

Fiscal Year 2011	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,227,274	$1,167,135	$1,138,286	$1,669,574	$5,202,269
Gross margin	494,129	460,536	444,360	671,382	2,070,407
Income from continuing operations	52,531	35,714	4,241	114,749	207,235
Income (loss) from discontinued operations	(60)	(31)	(51)	(29)	(171)
Net income	52,471	35,683	4,190	114,720	207,064

Earnings per share - basic:
Continuing operations	$0.71	$0.51	$0.07	$1.79	$3.03
Discontinued operations	—	—	—	—	—
	$0.71	$0.51	$0.06	$1.79	$3.03

Earnings per share - diluted:
Continuing operations	$0.70	$0.50	$0.06	$1.75	$2.99
Discontinued operations	—	—	—	—	—
	$0.70	$0.50	$0.06	$1.75	$2.98

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 2, 2013.

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

Item 9B. Other Information

As previously disclosed, Mr. Fishman intends to retire as our Chairman, CEO and President upon the appointment of his successor. On April 1, 2013, after consulting with the other independent, non-management members of our Board of Directors, the Compensation Committee of our Board of Directors granted restricted stock awards (“Retention Awards”) to each of our principal financial officer (Mr. Johnson) and certain other named executive officers (Ms. Bachmann, Mr. Cooper, and Mr. Haubiel). The purpose of the Retention Awards is to better assure the continuing services of the executives during the transition from Mr. Fishman to his successor. The number of our common shares underlying each Retention Award is 9,500 for Mr. Johnson, 21,500 for Ms. Bachmann, 13,500 for Mr. Cooper and 19,000 for Mr. Haubiel.

The Retention Awards were made pursuant to the 2012 LTIP and the Big Lots 2012 Long-Term Incentive Plan Restricted Stock Retention Award Agreement (“Retention Award Agreement”), the form of which is filed herewith as Exhibit 10.14. Each Retention Award will vest and be transferred to the executive without restriction on the earlier of: (a) the first trading day that is 18 months following the grant date; or (b) the first trading day following the executive's termination of employment, but only if such termination of employment is the result of the executive's (i) dismissal by us without cause (as defined in the Retention Award Agreement) or (ii) death or disability; provided, however, if the executive dies or suffers a disability, only 1/18th of the Retention Award will vest for each consecutive month that the executive completed with us between the grant date and his or her termination. If termination of employment is the result of any reason other than the executive's dismissal by us without cause, death or disability (including by reason of the executive's retirement, resignation or dismissal by us for cause), then the Retention Award Agreement will expire and all of the executive's rights in the Retention Award will be forfeited. Upon a change in control (as defined in the 2012 LTIP), any outstanding Retention Awards will vest. The foregoing description of the Retention Award Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Retention Award Agreement which is incorporated by reference into this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2013 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2013 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of February 2, 2013, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,029,086	(1)(2)	34.49	7,792,459	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,029,086		34.49	7,792,459

(1) Includes stock options granted under the 2012 LTIP, the 2005 LTIP, the Director Stock Option Plan and the 1996 LTIP. In addition, we had 783,609 shares of unvested restricted stock outstanding under the 2012 LTIP and the 2005 LTIP.

(2) The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2012 LTIP	80,000
2005 LTIP	2,850,511
Director Stock Option Plan	40,000
1996 LTIP	58,575

(3) The common shares available for issuance under each shareholder-approved plan are as follows:
2012 LTIP	7,792,459
2005 LTIP	—
Director Stock Option Plan	—
1996 LTIP	—

The 1996 LTIP terminated on December 31, 2005. The Director Stock Option Plan terminated on May 30, 2008. The 2005 LTIP expired on May 16, 2012. The 2012 LTIP was approved in May 2012. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2013 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance - Determination of Director Independence” and “Governance - Related Person Transactions” in the 2013 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure - Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure - Fees Paid to Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, with respect to the Audit Committee's pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.39 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010).
3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).
10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8 dated June 29, 2001).
10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective May 18, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).
10.3	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008 (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 3, 2008).
10.4	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).
10.5	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011).
10.6	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009).
10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009).
10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for CEO (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated March 3, 2010).
10.10	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated July 31, 2010).
10.11	Big Lots 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated May 23, 2012).
10.12	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012).
10.13	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012).
10.14*	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Retention Award Agreement.
10.15	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated May 23, 2012).
10.16	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).
10.17
First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective August 20, 2002 (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.18
Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008 (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 3, 2008).

10.19	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).
10.20	Big Lots 2006 Bonus Plan, as amended and restated effective December 5, 2008 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q for the quarter ended November 1, 2008).
10.21	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).
10.22	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).
10.23	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).
10.24	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).
10.25	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).
10.26	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).
10.27	Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended November 1, 2008).
10.28	Employment Agreement with Robert C. Claxton (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended November 1, 2008).
10.29	Amended and Restated Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended November 1, 2008).
10.30	Amended and Restated Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended November 1, 2008).
10.31	Amended and Restated Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.7 to our Form 10-Q for the quarter ended November 1, 2008).
10.32	Amended and Restated Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended November 1, 2008).
10.33	Amended and Restated Employment Agreement with Norman J. Rankin (incorporated herein by reference to Exhibit 10.8 to our Form 10-Q for the quarter ended November 1, 2008).

10.34	Amended and Restated Employment Agreement with Robert S. Segal (incorporated herein by reference to Exhibit 10.9 to our Form 10-Q for the quarter ended November 1, 2008).
10.35	Amended and Restated Employment Agreement with Brad A. Waite (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended November 1, 2008).
10.36	Retention Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 3, 2010).
10.37	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).
10.38	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).
10.39	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).
10.40
Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 30, 2009).

10.41
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011).

10.42	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).
10.43
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

10.44	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011).
10.45	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2010).
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Peter J. Hayes, Brenda J. Lauderback, Philip E. Mallott, Russell Solt, James R. Tener, and Dennis B. Tishkoff.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2013.

BIG LOTS, INC.

By: /s/ Steven S. Fishman
Steven S. Fishman
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April 2013.

/s/ Steven S. Fishman	/s/ Timothy A. Johnson
Steven S. Fishman	Timothy A. Johnson
Chairman of the Board, Chief Executive Officer	Senior Vice President and Chief Financial Officer
and President (Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Philip E. Mallott *
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ James R. Chambers *	/s/ Russell Solt *
James R. Chambers	Russell Solt
Director	Director

/s/ Peter J. Hayes *	/s/ James R. Tener *
Peter J. Hayes	James R. Tener
Director	Director

/s/ Brenda J. Lauderback *	/s/ Dennis B. Tishkoff *
Brenda J. Lauderback	Dennis B. Tishkoff
Director	Director

*
The above named Directors of the Registrant execute this report by Charles W. Haubiel II, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 6th day of March 2013, and filed herewith.

By: /s/ Charles W. Haubiel II
Charles W. Haubiel II
Attorney-in-Fact