Form 10-Q
period 2013-05-04
BIG LOTS INC
filed 2013-06-12
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013
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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 7, 2013, was 58,304,832.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 4, 2013

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$1,311,338	$1,294,481
Cost of sales (exclusive of depreciation expense shown separately below)	794,709	782,032
Gross margin	516,629	512,449
Selling and administrative expenses	432,467	418,319
Depreciation expense	27,470	25,288
Operating profit	56,692	68,842
Interest expense	(726)	(336)
Other income (expense)	(146)	37
Income from continuing operations before income taxes	55,820	68,543
Income tax expense	23,487	27,763
Income from continuing operations	32,333	40,780
Loss from discontinued operations, net of tax benefit of $0 and $22, respectively	—	(34)
Net income	$32,333	$40,746

Earnings per common share - basic
Continuing operations	$0.56	$0.64
Discontinued operations	—	—
	$0.56	$0.64

Earnings per common share - diluted
Continuing operations	$0.56	$0.63
Discontinued operations	—	—
	$0.56	$0.63

Weighted-average common shares outstanding:
Basic	57,305	64,119
Dilutive effect of share-based awards	538	1,046
Diluted	57,843	65,165

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$32,333	$40,746
Other comprehensive income (loss):
Foreign currency translation	(575)	659
Amortization of pension, net of tax $(166) and $(265), respectively	251	412
Total other comprehensive (loss) income	(324)	1,071
Comprehensive income	$32,009	$41,817

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$71,669	$60,581
Inventories	884,846	918,023
Deferred income taxes	43,148	37,696
Other current assets	75,078	74,330
Total current assets	1,074,741	1,090,630
Property and equipment - net	583,496	593,562
Deferred income taxes	8,716	—
Goodwill	13,385	13,522
Other assets	56,425	55,912
Total assets	$1,736,763	$1,753,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,421	$393,652
Property, payroll, and other taxes	74,937	74,973
Accrued operating expenses	67,309	53,788
Insurance reserves	36,414	36,861
KB bankruptcy lease obligation	3,069	3,069
Accrued salaries and wages	27,194	26,753
Income taxes payable	36,129	40,538
Total current liabilities	607,473	629,634
Long-term obligations	137,200	171,200
Deferred income taxes	—	2,693
Deferred rent	76,400	73,658
Insurance reserves	63,447	63,332
Unrecognized tax benefits	16,845	16,335
Other liabilities	39,485	38,632
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 57,325 shares and 57,269 shares, respectively	1,175	1,175
Treasury shares - 60,170 shares and 60,226 shares, respectively, at cost	(1,676,066)	(1,677,610)
Additional paid-in capital	556,063	551,845
Retained earnings	1,928,395	1,896,062
Accumulated other comprehensive loss	(13,654)	(13,330)
Total shareholders' equity	795,913	758,142
Total liabilities and shareholders' equity	$1,736,763	$1,753,626

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 28, 2012	63,609	$1,175	53,886	$(1,423,524)	$542,160	$1,718,941	$(15,519)	$823,233
Comprehensive income	—	—	—	—	—	40,746	1,071	41,817
Purchases of common shares	(2,624)	—	2,624	(104,038)	—	—	—	(104,038)
Exercise of stock options	1,346	—	(1,346)	35,584	(3,334)	—	—	32,250
Restricted shares vested	455	—	(455)	12,031	(12,031)	—	—	—
Tax benefit from share-based awards	—	—	—	—	7,765	—	—	7,765
Share activity related to deferred compensation plan	7	—	(7)	32	282	—	—	314
Share-based employee compensation expense	—	—	—	—	8,086	—	—	8,086
Balance - April 28, 2012	62,793	1,175	54,702	(1,479,915)	542,928	1,759,687	(14,448)	809,427
Comprehensive income	—	—	—	—	—	136,375	1,118	137,493
Purchases of common shares	(5,608)	—	5,608	(200,000)	—	—	—	(200,000)
Exercise of stock options	60	—	(60)	1,682	(644)	—	—	1,038
Restricted shares vested	23	—	(23)	618	(618)	—	—	—
Tax benefit from share-based awards	—	—	—	—	352	—	—	352
Share activity related to deferred compensation plan	1	—	(1)	5	34	—	—	39
Share-based employee compensation expense	—	—	—	—	9,793	—	—	9,793
Balance - February 2, 2013	57,269	1,175	60,226	(1,677,610)	551,845	1,896,062	(13,330)	758,142
Comprehensive income (loss)	—	—	—	—	—	32,333	(324)	32,009
Purchases of common shares	—	—	—	—	—	—	—	—
Exercise of stock options	56	—	(56)	1,544	(644)	—	—	900
Restricted shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	246	—	—	246
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	4,616	—	—	4,616
Balance - May 4, 2013	57,325	$1,175	60,170	$(1,676,066)	$556,063	$1,928,395	$(13,654)	$795,913

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Operating activities:
Net income	$32,333	$40,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,851	22,892
Deferred income taxes	(17,027)	(338)
Gain on disposition of equipment	(2)	(111)
Non-cash share-based compensation expense	4,616	8,086
Excess tax benefit from share-based awards	(246)	(7,772)
Pension expense, net of contributions	743	1,372
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	32,532	(21,918)
Accounts payable	(30,895)	83,101
Current income taxes	(3,225)	(11,641)
Other current assets	(1,424)	1,437
Other current liabilities	12,145	6,143
Other assets	(1,075)	(4,079)
Other liabilities	6,857	7,664
Net cash provided by operating activities	60,183	125,582
Investing activities:
Capital expenditures	(17,281)	(18,288)
Cash proceeds from sale of property and equipment	1,471	309
Other	(13)	(10)
Net cash used in investing activities	(15,823)	(17,989)
Financing activities:
Net repayments of borrowings under bank credit facility	(34,000)	(65,900)
Payment of capital lease obligations	(310)	(441)
Proceeds from the exercise of stock options	900	32,250
Excess tax benefit from share-based awards	246	7,772
Payment for treasury shares acquired	—	(67,643)
Other	—	314
Net cash used in financing activities	(33,164)	(93,648)
Impact of foreign currency on cash	(108)	79
Increase in cash and cash equivalents	11,088	14,024
Cash and cash equivalents:
Beginning of period	60,581	68,547
End of period	$71,669	$82,571

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At May 4, 2013, we operated 1,585 stores in two countries: the United States of America (“U.S.”) and Canada.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (“2012 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2013 (“2013”) is comprised of the 52 weeks that began on February 3, 2013 and will end on February 1, 2014.  Fiscal year 2012 (“2012”) was comprised of the 53 weeks that began on January 29, 2012 and ended on February 2, 2013.  The fiscal quarters ended May 4, 2013 (“first quarter of 2013”) and April 28, 2012 (“first quarter of 2012”) were both comprised of 13 weeks.

Merchandise Inventories
We assign cost to merchandise inventories using the average cost retail inventory method. Under our previous inventory management system which was used through the end of 2011, we calculated average cost at the department level which constituted approximately 50 inventory cost pools. As previously disclosed, we have been implementing new inventory management systems. On January 29, 2012, the first day of 2012, we completed the implementation of new inventory management systems, which has allowed us to more precisely determine our inventory cost under the retail method. Since the beginning of 2012, we have calculated average cost at the class level which constitutes approximately 350 inventory cost pools.

As the impact of the accounting change on inventory for the first quarter of 2012 was immaterial, we recognized the cumulative effect of the change in accounting principle as a current period expense by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the first quarter of 2012 income from continuing operations and net income by approximately $3.4 million and reduced the first quarter of 2012 basic and diluted earnings per share from continuing operations by $0.05.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $42.4 million and $41.7 million for the first quarter of 2013 and the first quarter of 2012, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $23.6 million and $24.4 million for the first quarter of 2013 and the first quarter of 2012, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled and operating in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in other income (expense), were a loss of $(0.2) million for the first quarter of 2013 and immaterial for the first quarter of 2012.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2013 and 2012:

	Thirteen Weeks Ended
(in thousands)	May 4, 2013	April 28, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$589	$193
Cash paid for income taxes, excluding impact of refunds	$43,911	$40,570
Non-cash activity:
Accrued property and equipment	$8,473	$9,909
Share repurchases payable	$—	$36,395

During the first quarter of 2013 and the first quarter of 2012, our gross proceeds from borrowings under the bank credit facility (as defined in note 2) were $297.5 million and $83.6 million, respectively, and our gross repayments of borrowings under the bank credit facility were $331.5 million and $149.5 million, respectively.

Reclassifications
In the fourth quarter of 2012, we realigned select merchandise categories in our U.S. segment to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Other category and repositioned them in the Play n' Wear category. We subsequently renamed our Hardlines & Other category to Hardlines and Toys and renamed our Play n' Wear category to Electronics & Other. Our Consumables category was also separated into a Food category and a Consumables category. The Consumables category now contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food and beverage departments. Fiscal 2012 sales results have been reclassified to reflect this realignment.

Recent Accounting Pronouncements
There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a new $700 million five-year unsecured credit facility (“2011 Credit Agreement”). The 2011 Credit Agreement expires on July 22, 2016.

In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 4, 2013, we had $137.2 million of borrowings outstanding under the 2011 Credit Agreement while $8.7 million was committed to outstanding letters of credit, leaving $554.1 million available under the 2011 Credit Agreement.

Subsequent to May 4, 2013, the 2011 Credit Agreement was amended. For further information on the amendment, see note 12.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $21.9 million and $20.7 million at May 4, 2013 and February 2, 2013, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 4, 2013 or April 28, 2012, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the first quarter of 2013 and the first quarter of 2012, 2.7 million and 1.5 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options and restricted stock awards under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2012 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $4.6 million and $8.1 million in the first quarter of 2013 and the first quarter of 2012, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	First Quarter
	2013	2012
Weighted-average fair value of stock options granted	$12.14	$15.28
Risk-free interest rate	0.7%	0.7%
Expected life (years)	4.2	4.2
Expected volatility	42.5%	40.9%
Expected annual forfeiture rate	3.0%	3.0%

The following table summarizes stock option activity for the first quarter of 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2013	3,029,086	$34.49
Granted	851,000	35.72
Exercised	(55,420)	16.24
Forfeited	(78,675)	37.72
Outstanding stock options at May 4, 2013	3,745,991	$34.97	4.8	$15,650
Vested or expected to vest at May 4, 2013	3,573,069	$34.77	4.8	$15,527
Exercisable at May 4, 2013	1,718,489	$30.33	3.6	$14,110

The stock options granted in the first quarter of 2013 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested restricted stock awards activity for the first quarter of 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested restricted stock at February 2, 2013	783,609	$42.25
Granted	339,500	35.54
Vested	—	—
Forfeited	(248,300)	43.75
Outstanding nonvested restricted stock at May 4, 2013	874,809	$39.22

The nonvested restricted stock awards granted in the first quarter of 2013 vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

On the grant date, we estimated a three-year period for vesting of the nonvested restricted stock awards granted in 2013 based on the projected achievement of the higher financial performance objective.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2013	2012
Total intrinsic value of stock options exercised	$1,040	$28,122
Total fair value of restricted stock vested	—	21,103

The total unearned compensation cost related to all share-based awards outstanding at May 4, 2013 was approximately $49.4 million.  This compensation cost is expected to be recognized through March 2017 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.3 years from May 4, 2013.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2013	2012
Discount rate	4.6%	5.0%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	5.1%	5.5%

The components of combined net periodic pension cost were as follows:

	First Quarter
(In thousands)	2013	2012
Service cost - benefits earned in the period	$522	$627
Interest cost on projected benefit obligation	760	840
Expected investment return on plan assets	(723)	(772)
Amortization of actuarial loss	423	683
Amortization of prior service cost	(9)	(9)
Amortization of transition obligation	3	3
Net periodic pension cost	$976	$1,372

We currently expect no required contributions to the qualified defined benefit pension plan during 2013.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

Based on the weight of currently available evidence, we have fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of our Canadian segment by a valuation allowance.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 3, 2014, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores (“Rivera matter”). The Rivera matter was removed to the U.S. District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that its January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor. We appealed the State Court's decision and separately asked the Federal Court to issue an injunction against the State Court's proceedings. On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff's motion to reconsider the Federal Court's order confirming that it granted summary judgment with prejudice. On April 6, 2010, the plaintiff appealed the Federal Court's ruling to the U.S. Court of Appeals for the Fifth Circuit. On June 22, 2010, the Texas Court of Appeals heard oral arguments in our appeal of the State Court's decision. On November 3, 2010, the Texas Court of Appeals affirmed the State Court ruling. On December 17, 2010, we filed a petition for review with the Supreme Court of Texas. On July 15, 2011, the U.S. Court of Appeals for the Fifth Circuit affirmed the Federal Court's decision to dismiss the Rivera matter with prejudice in our favor. On July 26, 2011, the plaintiff filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking a rehearing, which petition was denied on August 17, 2011. On August 17, 2011, the plaintiff filed a brief on the merits of the Rivera matter with the Supreme Court of Texas. The Supreme Court of Texas granted our petition for review. In September 2012, the Supreme Court of Texas held that the default judgment was not void due to defects in service, but that there is evidence of extrinsic fraud and remanded the case to the State Court for a trial on the fraud issue. The State Court held a trial in April 2013, and the jury held against us thus enforcing the initial State Court judgment in favor of the plaintiff. As a result, we accrued a pretax charge of $5.1 million in the first quarter of 2013 to reflect the amount of the initial State Court judgment of approximately $1.5 million plus post-judgment interest from the June 2000 judgment through the end of the first quarter of 2013. On June 7, 2013, we filed with the State Court a motion for judgment notwithstanding the verdict and a motion for a new trial. We intend to defend ourselves vigorously against this lawsuit.
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

On July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys' fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. The defendants have filed a motion to dismiss the putative class action complaint.

We believe that the shareholder derivative and putative class action lawsuits are without merit, and we intend to defend ourselves vigorously against the allegations levied in these lawsuits. While a loss from these lawsuits is reasonably possible, at this time, we cannot reasonably estimate the amount of any loss that may result or whether the lawsuits will have a material impact on our financial statements.

On November 29, 2012, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to Mr. Fishman's trades in our common shares. We provided information in response to the subpoena in late 2012 and early 2013. Since that time, we have received no further subpoena or other request for information from the U.S. Attorney.

On December 7, 2012, we received a voluntary document request from the SEC relating to our guidance for the first quarter of fiscal 2012, internal policies, trading in our common shares by our directors and officers, and the terms of employment with Mr. Fishman. We provided information in response to the SEC request in late 2012 and early 2013. On May 20, 2013, our counsel received a letter dated May 9, 2013, from the Division of Enforcement of the SEC, which stated in relevant part: “This investigation has been completed as to your client, Big Lots, against which we do not intend to recommend any enforcement action by the Commission.”

On December 21, 2012, we received a letter from NYSE Regulation requesting information relating to Mr. Fishman's trades in our common shares, internal policies, and the inquiries being conducted by other bodies. We provided information in response to the NYSE Regulation request in early 2013. On April 24, 2013, NYSE Regulation made an additional request for information and we are cooperating with NYSE Regulation in connection with its request.

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he will commence a derivate lawsuit if our Board of Directors fails to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder’s letter to a committee to investigate the matter.

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

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(In thousands)	May 4, 2013			April 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,274,744	$36,594	$1,311,338	$1,262,235	$32,246	$1,294,481
Depreciation expense	26,880	590	27,470	24,424	864	25,288
Operating profit (loss)	60,991	(4,299)	56,692	74,995	(6,153)	68,842
Interest expense	(726)	—	(726)	(336)	—	(336)
Other income (expense)	—	(146)	(146)	—	37	37
Income (loss) from continuing operations before income taxes	60,265	(4,445)	55,820	74,659	(6,116)	68,543
Income tax expense	23,487	—	23,487	27,763	—	27,763
Income (loss) from continuing operations	$36,778	$(4,445)	$32,333	$46,896	$(6,116)	$40,780

(In thousands)	May 4, 2013			February 2, 2013
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,670,323	$66,440	$1,736,763	$1,681,005	$72,621	$1,753,626

Our U.S. segment uses the following seven merchandise categories, which match our internal management and reporting of merchandise net sales:  Food, Consumables, Furniture, Home, Seasonal, Hardlines & Toys, and Electronics & Other.  The Food category includes our food and beverage departments. The Consumables category includes the health and beauty care, housekeeping supplies, household chemicals, paper products, pet and home organization departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and case goods departments.  Case goods consist of bedroom, dining room, fireplaces, and other occasional furniture.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Hardlines & Toys category includes the toys, appliances, tools, paint, and home maintenance departments. The Electronics & Other category includes the electronics, jewelry, infant accessories, and apparel departments, as well as the results of certain large closeout deals that we typically acquire through our alternate product sourcing operations. In the fourth quarter of 2012, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following is net sales data by segment and category:

	First Quarter
(In thousands)	2013	2012
U.S.
Furniture	$303,754	$286,904
Consumables	207,421	200,023
Home	185,777	191,177
Seasonal	178,816	173,405
Food	176,324	177,910
Electronics & Other	116,045	115,031
Hardlines & Toys	106,607	117,785
Total U.S.	1,274,744	1,262,235
Canada	36,594	32,246
Net sales	$1,311,338	$1,294,481

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2012 and 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 28, 2012	$(1,050)	$(14,469)	$(15,519)
Other comprehensive income before reclassifications	659	—	659
Amounts reclassified from accumulated other comprehensive loss	—	412	412
Net period change	659	412	1,071
Balance at April 28, 2012	(391)	(14,057)	(14,448)
Other comprehensive income before reclassifications	(1,042)	1,169	127
Amounts reclassified from accumulated other comprehensive loss	—	991	991
Net period change	(1,042)	2,160	1,118
Balance at February 2, 2013	(1,433)	(11,897)	(13,330)
Other comprehensive income before reclassifications	(575)	—	(575)
Amounts reclassified from accumulated other comprehensive loss	—	251	251
Net period change	(575)	251	(324)
Balance at May 4, 2013	$(2,008)	$(11,646)	$(13,654)

All amounts reclassified from accumulated other comprehensive loss were reclassified to selling and administrative expenses for all periods presented.

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill, which are generally not deductible for income tax purposes, were as follows:

(In thousands)	2013	2012
Beginning of year	$13,522	$12,282
Goodwill adjustments	—	2,502
Foreign currency impact	(137)	246
End of period	$13,385	$15,030

The goodwill adjustments were associated with our acquisition of Big Lots Canada in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases.

NOTE 12 – SUBSEQUENT EVENT

On May 30, 2013, we entered into an amendment of the 2011 Credit Agreement that extended the expiration date of the agreement from July 22, 2016 to May 30, 2018 and established revised pricing, which lowered our rates and fees. No other material terms of the original agreement were modified by the amendment.

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the first quarter of 2013 that we believe are key indicators of both our consolidated and segment operating performance when compared to the first quarter of 2012:

Consolidated Highlights

•	Net sales increased $16.9 million, or 1.3%.

•	Diluted earnings per share from continuing operations decreased from $0.63 per share to $0.56 per share.

•	Inventory increased by 4.4% or $37.1 million to $884.8 million from the first quarter of 2012.

U.S. Segment Highlights

•	Net sales increased $12.5 million, or 1.0%.

•	Comparable store sales for stores open at least fifteen months decreased 2.9%.

•
Gross margin dollars increased $2.1 million, while gross margin rate decreased 20 basis points from 39.7% to 39.5% of sales. Gross margin dollars in the first quarter of 2012 include the impact of a non-cash, non-recurring charge of $5.6 million, or 40 basis points, related to a change in accounting principle associated with the implementation of our new inventory management systems.

•
Selling and administrative expenses increased $13.7 million. Selling and administrative expenses in the first quarter of 2013 include a pretax charge of $5.1 million, or 40 basis points, associated with a store-related legal matter.  As a percentage of net sales, selling and administrative expenses increased 80 basis points to 32.6% of net sales.

•	Operating profit rate decreased 110 basis points to 4.8%.

Canadian Segment Highlights

•	Net sales increased $4.4 million, or 13.7%.

•	Operating loss narrowed $1.8 million to $4.4 million in the first quarter of 2013.

See the discussion and analysis below for additional details regarding our segments’ operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2013 and the first quarter of 2012:

	U.S.	Canada	Total
2012
Stores open at the beginning of the fiscal year	1,451	82	1,533
Stores opened during the period	10	—	10
Stores closed during the period	(7)	—	(7)
Stores open at the end of the period	1,454	82	1,536
2013
Stores open at the beginning of the fiscal year	1,495	79	1,574
Stores opened during the period	14	1	15
Stores closed during the period	(4)	—	(4)
Stores open at the end of the period	1,505	80	1,585

We continue to expect to open 50 new stores and close 45 existing locations in the U.S. during 2013. Additionally, we expect to open two new stores and to rebrand two or three existing Liquidation World or LW stores under the Big Lots brand in Canada during 2013.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2013	2012
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.6	60.4
Gross margin	39.4	39.6
Selling and administrative expenses	33.0	32.3
Depreciation expense	2.1	2.0
Operating profit	4.3	5.3
Interest expense	(0.1)	(0.0)
Other income (expense)	(0.0)	0.0
Income from continuing operations before income taxes	4.3	5.3
Income tax expense	1.8	2.1
Income from continuing operations	2.5	3.2
Discontinued operations	0.0	(0.0)
Net income	2.5%	3.1%

FIRST QUARTER OF 2013 COMPARED TO FIRST QUARTER OF 2012

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the first quarter of 2013 compared to the first quarter of 2012 were as follows:

First Quarter
(in thousands)	2013		2012		Change
Furniture	$303,754	23.8%	$286,904	22.7%	$16,850	5.9%
Consumables	207,421	16.3	200,023	15.8	7,398	3.7
Home	185,777	14.6	191,177	15.2	(5,400)	(2.8)
Seasonal	178,816	14.0	173,405	13.8	5,411	3.1
Food	176,324	13.8	177,910	14.1	(1,586)	(0.9)
Electronics & Other	116,045	9.1	115,031	9.1	1,014	0.9
Hardlines & Toys	106,607	8.4	117,785	9.3	(11,178)	(9.5)
Net sales	$1,274,744	100.0%	$1,262,235	100.0%	$12,509	1.0%

In the fourth quarter of 2012, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Other category and repositioned them in the Play n' Wear category. We subsequently renamed our Hardlines & Other category to Hardlines & Toys and renamed our Play n' Wear category to Electronics & Other. Our Consumables category was also separated into a Food category and a Consumables category. The Consumables category now contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food and beverage departments. Sales results for the first quarter of 2012 have been reclassified to reflect this realignment.

Net sales increased $12.5 million, or 1.0%, to $1,274.7 million in the first quarter of 2013, compared to $1,262.2 million in the first quarter of 2012.  The increase in net sales was principally due to the net addition of 51 stores since the end of the first quarter of 2012, which increased net sales by $47.3 million, partially offset by a 2.9% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $34.8 million.  The Furniture category had the largest sales gains during the first quarter of 2013, with upholstery and case goods being the primary drivers as our customers responded positively to an updated merchandise assortment combined with certain promotional events. The Consumables category experienced increases in nearly all departments due to an increased volume of brand name close-outs in the first quarter of 2013 as compared to first quarter of 2012. The primary driver of the sales increase in the Seasonal category was the change in timing of our quarter end. The first quarter of 2013 ended one calendar week later in the Spring than the first quarter of 2012, as 2012 was a 53-week fiscal year. The benefit of the change in timing of our quarter end was offset by lower than anticipated comparable store sales driven by unseasonably cool conditions in many areas of the country during March and April. The Electronics & Other category increased in the first quarter of 2013 compared to the first quarter of 2012, although net sales for this category were below our expectations. Electronics, in particular, is sensitive to both price and updates in technology and our content needs to be constantly adjusting to stay current in the marketplace. The increase was partially offset by declines in our apparel offerings due to space reductions taken in the late Spring of 2012. The decrease in our Food category was primarily a result of low customer response to our assortment, which did not contain the balance of product offering that we anticipated, particularly in our specialty foods department. Our Home category experienced declines in many departments as we work to enhance the quality in our assortment towards more current customer trends within this major category. The decline in the Hardlines & Toys category was driven by certain weather sensitive departments that we believe were negatively impacted by the unseasonably cool weather in many regions of the U.S. during the first quarter of 2013.

We expect comparable store sales to decrease in the range of negative 2% to 4% during the second quarter of 2013, which is largely a reflection of continued challenges in weather during May and its negative implications on the pricing and necessary promotional cadence of certain of our merchandise offerings, namely components of our Seasonal and Hardlines & Toys categories.

Gross Margin
Gross margin dollars increased $2.2 million, or 0.4%, to $503.1 million for the first quarter of 2013, compared to $500.9 million for the first quarter of 2012.  The increase in gross margin dollars was principally due to higher net sales of $12.5 million, which increased gross margin dollars by approximately $4.9 million, partially offset by a lower gross margin rate, which decreased gross margin dollars by approximately $2.8 million.  Gross margin as a percentage of net sales decreased 20 basis points to 39.5% in the first quarter of 2013, compared to 39.7% in the first quarter of 2012 which included the impact of the change in accounting principle related to our merchandise inventories that lowered our rate by 40 basis points during that period.  The gross margin rate decrease was principally due to the impact of a higher markdown rate and a change in merchandise mix with increases in categories with a lower gross margin rate. The increase in the markdown rate was primarily driven by the usage of higher markdown dollars to sell through certain under-performing categories.

In the second quarter of 2013, we expect our gross margin rate will be lower than the second quarter of 2012, as we expect a higher markdown rate in 2013 will be needed to sell through seasonally related product whose May sales did not meet expectations as we prepare for the back-to-school and fall seasons.

Selling and Administrative Expenses
Selling and administrative expenses were $415.2 million for the first quarter of 2013, compared to $401.5 million for the first quarter of 2012.  The increase of $13.7 million, or 3.4%, was primarily due to a loss contingency on a legal matter for $5.1 million, an increase in store occupancy expenses of $5.5 million, an increase in store repair and maintenance expenses of $2.4 million, and higher accrued bonus expense of $2.0 million, partially offset by a decrease in share-based compensation expense of $3.5 million. The increase in store occupancy expense was due to the net increase of 51 stores compared to the end of the first quarter of 2012, and higher store repair and maintenance expenses reflected a shift in timing of annual store repair and maintenance projects that have historically taken place in later periods of the fiscal year. The increase in bonus expense was directly related to better relative financial performance in the first quarter of 2013 to our annual operating plan as compared to the performance during the first quarter of 2012.

Share-based compensation expense decreased due to a lower number of share-based awards granted in the first quarter of 2013. The share-based awards for our new Chief Executive Officer were not granted until the beginning of the second quarter of 2013. Also contributing to the decrease were the nonvested restricted stock awards granted to our former Chief Executive Officer, Steven S. Fishman in 2012. In 2012, the corporate financial goal associated with Mr. Fishman’s 2012 award was not achieved, therefore the award did not vest and was forfeited during the first quarter of 2013.

As a percentage of net sales, selling and administrative expenses increased 80 basis points to 32.6% for the first quarter of 2013 compared to 31.8% for the first quarter of 2012.

In the second quarter of 2013, we expect our selling and administrative expenses as a percentage of net sales will increase compared to the second quarter of 2012. We expect an increase in spend associated with additional store occupancy costs related with our continued store growth.

Depreciation Expense
Depreciation expense increased $2.5 million to $26.9 million in the first quarter of 2013, compared to $24.4 million for the first quarter of 2012. The increase is directly related to our new store growth, continued investment in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the first quarter of 2012.

During the balance of 2013, we expect that depreciation expense will increase as compared to 2012 based on our forecasted capital expenditures associated with new store openings, store projects, and maintenance of existing stores and distribution centers. Capital expenditures continue to be forecasted in the range of $115 million to $120 million for 2013.

Canadian Segment

Our Canadian segment's net sales increased $4.4 million, or 13.5%, to $36.6 million in the first quarter of 2013, compared to $32.2 million in the first quarter of 2012. The increase in net sales was principally due to a 13.2% increase in comparable store sales for stores open at least fifteen months, which increased net sales by $4.1 million.  Net sales were positively impacted by improved inventory levels and quality and breadth of assortments. As a result of the increase in net sales, our total gross margin dollars increased, which decreased our operating loss by $1.8 million to $4.4 million in the first quarter of 2013, compared to an operating loss of $6.2 million in the first quarter of 2012.

In the second quarter of 2013, we estimate a net loss of $3 million to $6 million compared to a net loss of $3.3 million in the second quarter of 2012. This result is based on sales in the range of $37 million to $41 million, an increase of 6% to 17%. Comparable store sales are estimated to increase in the range of 4% to 14%.

Other Performance Factors

Interest Expense
Interest expense was $0.7 million in the first quarter of 2013, compared to $0.3 million in the first quarter of 2012. We had total average borrowings (including capital leases) of $120.2 million in the first quarter of 2013 compared to total average borrowings of $17.2 million in the first quarter of 2012. The increase in total average borrowings from the first quarter of 2012 to the first quarter of 2013 was the result of us beginning 2013 with $171.2 million of outstanding borrowings, compared to $65.9 million in borrowings outstanding at the beginning of the first quarter of 2012.

Income Taxes
The effective income tax rate for the first quarter of 2013 and the first quarter of 2012 for income from continuing operations was 42.1% and 40.5%, respectively.  The lower effective income tax rate for the first quarter of 2012 was principally driven by the recognition of income tax benefits associated with state settlement activity that did not occur in the first quarter of 2013, partially offset by favorability in hiring tax credits (resulting from passage of the American Taxpayer Relief Act of 2012) and a lower valuation allowance relative to the deferred tax benefits of our Canadian segment (as a result of a lower Canadian segment loss).

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement was scheduled to expire on July 22, 2016. On May 30, 2013, we entered into an amendment of the 2011 Credit Agreement that extended its expiration date to May 30, 2018.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, $150 million letter of credit sublimit, and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 4, 2013, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 4, 2013, we had $137.2 million borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $554.1 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $8.7 million.  We anticipate that through September 15, 2013, total indebtedness under the 2011 Credit Agreement will peak at less than $200 million, which includes outstanding letters of credit and the estimated impact of the cash needs of our Canadian segment.

Cash provided by operating activities decreased by $65.4 million to $60.2 million in the first quarter of 2013 compared to $125.6 million in the first quarter of 2012. The decrease was primarily driven by a decrease in change in accounts payable of $114.0 million to $30.9 million of cash used in the first quarter of 2013 compared to $83.1 million of cash provided in the first quarter of 2012, partially offset by an increase in the change in inventory of $54.4 million. The change in accounts payable was primarily driven by an increase in accounts payable at the end of the first quarter of 2012 associated with the increase in inventory in the corresponding period as well as the transition to a new inventory management system, which created a temporary delay in accounts payable processing during the transition. Additionally, during the first quarter of 2012, our Canadian segment was building its post-acquisition inventory levels up to meet store inventory requirements, which generated an increase in accounts payable. Also contributing was a decrease in net income of $8.4 million to $32.3 million in the first quarter of 2013 compared to $40.7 million in the first quarter of 2012.

Cash used in investing activities decreased by $2.2 million to $15.8 million in the first quarter of 2013 compared to $18.0 million in the first quarter of 2012.  The decrease was primarily due to an increase in cash proceeds from sale of property and equipment of $1.2 million associated with the sale of a company-owned aircraft in the first quarter of 2013. Also contributing was a decrease of $1.0 million in capital expenditures to $17.3 million in the first quarter of 2013 compared to $18.3 million in the first quarter of 2012.

Cash used in financing activities decreased by $60.4 million to $33.2 million in the first quarter of 2013 compared to $93.6 million in the first quarter of 2012.  The primary driver of the decrease was the lack of a share repurchase program in the first quarter of 2013, which accounts for a $67.6 million decrease in cash used in financing activities. Additionally, there was a decrease in net repayment of borrowings under our bank credit facility of $31.9 million to $34.0 million in the first quarter of 2013 compared to $65.9 million in the first quarter of 2012. These decreases in cash used in financing activities were partially offset by fewer proceeds received from the exercise of stock options, which decreased $31.4 million to $0.9 million in the first quarter of 2013 compared to $32.3 million in the first quarter of 2012.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $175 million for 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2012 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2012 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

During the first quarter of 2013, there were no material changes to the risk factors previously disclosed in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2013 - March 2, 2013	—	$—	—	$—
March 3, 2013 - March 30, 2013	—	—	—	—
March 31, 2013 - May 4, 2013	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of our Form 8-K dated May 30, 2013.

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

Dated: June 12, 2013

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)