Form 10-Q
period 2013-08-03
BIG LOTS INC
filed 2013-09-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 6, 2013, was 58,288,947.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 3, 2013

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$1,225,572	$1,218,037	$2,536,910	$2,512,518
Cost of sales (exclusive of depreciation expense shown separately below)	746,117	740,202	1,540,826	1,522,235
Gross margin	479,455	477,835	996,084	990,283
Selling and administrative expenses	418,495	412,220	850,962	830,538
Depreciation expense	28,149	26,271	55,619	51,559
Operating profit	32,811	39,344	89,503	108,186
Interest expense	(733)	(895)	(1,459)	(1,231)
Other income (expense)	(118)	(38)	(264)	(1)
Income from continuing operations before income taxes	31,960	38,411	87,780	106,954
Income tax expense	13,835	16,321	37,322	44,084
Income from continuing operations	18,125	22,090	50,458	62,870
Income (loss) from discontinued operations, net of tax expense (benefit) of $1, ($10), $0, and ($32), respectively	1	(15)	1	(49)
Net income	$18,126	$22,075	$50,459	$62,821

Earnings per common share - basic:
Continuing operations	$0.32	$0.37	$0.88	$1.01
Discontinued operations	—	—	—	—
	$0.32	$0.37	$0.88	$1.01

Earnings per common share - diluted:
Continuing operations	$0.31	$0.36	$0.87	$1.00
Discontinued operations	—	—	—	—
	$0.31	$0.36	$0.87	$1.00

Weighted-average common shares outstanding:
Basic	57,382	60,466	57,344	62,292
Dilutive effect of share-based awards	542	531	540	779
Diluted	57,924	60,997	57,884	63,071

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$18,126	$22,075	$50,459	$62,821
Other comprehensive income (loss):
Foreign currency translation	(1,390)	(914)	(1,965)	(255)
Amortization of pension, net of tax benefit of $(170), $(192), $(336), and $(457), respectively	248	293	499	705
Valuation adjustment of pension, net of tax benefit of $0, $(102), $0, and $(102), respectively	—	156	—	156
Total other comprehensive income (loss)	(1,142)	(465)	(1,466)	606
Comprehensive income	$16,984	$21,610	$48,993	$63,427

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$63,810	$60,581
Inventories	913,687	918,023
Deferred income taxes	42,524	37,696
Other current assets	111,341	74,330
Total current assets	1,131,362	1,090,630
Property and equipment - net	592,945	593,562
Deferred income taxes	7,482	—
Goodwill	12,991	13,522
Other assets	56,531	55,912
Total assets	$1,801,311	$1,753,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427,243	$393,652
Property, payroll, and other taxes	77,685	74,973
Accrued operating expenses	70,420	53,788
Insurance reserves	36,440	36,861
KB bankruptcy lease obligation	3,069	3,069
Accrued salaries and wages	26,827	26,753
Income taxes payable	1,792	40,538
Total current liabilities	643,476	629,634
Long-term obligations	141,700	171,200
Deferred income taxes	—	2,693
Deferred rent	79,309	73,658
Insurance reserves	63,107	63,332
Unrecognized tax benefits	17,168	16,335
Other liabilities	38,931	38,632
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 57,429 shares and 57,269 shares, respectively	1,175	1,175
Treasury shares - 60,066 shares and 60,226 shares, respectively, at cost	(1,673,210)	(1,677,610)
Additional paid-in capital	557,930	551,845
Retained earnings	1,946,521	1,896,062
Accumulated other comprehensive loss	(14,796)	(13,330)
Total shareholders' equity	817,620	758,142
Total liabilities and shareholders' equity	$1,801,311	$1,753,626

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 28, 2012	63,609	$1,175	53,886	$(1,423,524)	$542,160	$1,718,941	$(15,519)	$823,233
Comprehensive income	—	—	—	—	—	62,821	606	63,427
Purchases of common shares	(6,603)	—	6,603	(252,759)	—	—	—	(252,759)
Exercise of stock options	1,389	—	(1,389)	36,783	(3,785)	—	—	32,998
Restricted shares vested	478	—	(478)	12,650	(12,650)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,071	—	—	8,071
Share activity related to deferred compensation plan	8	—	(8)	37	317	—	—	354
Share-based employee compensation expense	—	—	—	—	14,684	—	—	14,684
Balance - July 28, 2012	58,881	1,175	58,614	(1,626,813)	548,797	1,781,762	(14,913)	690,008
Comprehensive income	—	—	—	—	—	114,300	1,583	115,883
Purchases of common shares	(1,629)	—	1,629	(51,279)	—	—	—	(51,279)
Exercise of stock options	17	—	(17)	483	(193)	—	—	290
Restricted shares vested	—	—	—	(1)	1	—	—	—
Tax benefit from share-based awards	—	—	—	—	46	—	—	46
Share activity related to deferred compensation plan	—	—	—	—	(1)	—	—	(1)
Share-based employee compensation expense	—	—	—	—	3,195	—	—	3,195
Balance - February 2, 2013	57,269	1,175	60,226	(1,677,610)	551,845	1,896,062	(13,330)	758,142
Comprehensive income	—	—	—	—	—	50,459	(1,466)	48,993
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	126	—	(126)	3,505	(884)	—	—	2,621
Restricted shares vested	40	—	(40)	1,109	(1,109)	—	—	—
Tax benefit from share-based awards	—	—	—	—	280	—	—	280
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	7,798	—	—	7,798
Balance - August 3, 2013	57,429	$1,175	60,066	$(1,673,210)	$557,930	$1,946,521	$(14,796)	$817,620

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Operating activities:
Net income	$50,459	$62,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,485	46,754
Deferred income taxes	(15,339)	(351)
Gain on disposition of equipment	(119)	(196)
Non-cash share-based compensation expense	7,798	14,684
Excess tax benefit from share-based awards	(280)	(8,078)
Pension expense, net of contributions	1,489	1,587
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	2,939	(55,916)
Accounts payable	33,962	59,455
Current income taxes	(66,823)	(45,185)
Other current assets	(8,090)	(5,902)
Other current liabilities	14,420	9,050
Other assets	(840)	(2,437)
Other liabilities	12,957	12,463
Net cash provided by operating activities	82,018	88,749
Investing activities:
Capital expenditures	(51,690)	(60,721)
Cash proceeds from sale of property and equipment	1,602	461
Other	(13)	(13)
Net cash used in investing activities	(50,101)	(60,273)
Financing activities:
Net (repayments of) proceeds from borrowings under bank credit facility	(29,500)	176,900
Payment of capital lease obligations	(590)	(766)
Proceeds from the exercise of stock options	2,621	32,998
Excess tax benefit from share-based awards	280	8,078
Deferred bank credit facility fees paid	(959)	—
Payment for treasury shares acquired	(214)	(252,759)
Other	—	354
Net cash used in financing activities	(28,362)	(35,195)
Impact of foreign currency on cash	(326)	(149)
Increase (decrease) in cash and cash equivalents	3,229	(6,868)
Cash and cash equivalents:
Beginning of period	60,581	68,547
End of period	$63,810	$61,679

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At August 3, 2013, we operated 1,593 stores in two countries: the United States of America (“U.S.”) and Canada.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2013 (“2013”) is comprised of the 52 weeks that began on February 3, 2013 and will end on February 1, 2014.  Fiscal year 2012 (“2012”) was comprised of the 53 weeks that began on January 29, 2012 and ended on February 2, 2013.  The fiscal quarters ended August 3, 2013 (“second quarter of 2013”) and July 28, 2012 (“second quarter of 2012”) were both comprised of 13 weeks.  The year-to-date periods ended August 3, 2013 (“year-to-date 2013”) and July 28, 2012 (“year-to-date 2012”) were both comprised of 26 weeks.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $39.9 million and $39.6 million for the second quarter of 2013 and the second quarter of 2012, respectively, and $82.3 million and $81.3 million for the year-to-date 2013 and the year-to-date 2012, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $19.7 million and $21.7 million for the second quarter of 2013 and the second quarter of 2012, respectively, and $43.3 million and $46.1 million for the year-to-date 2013 and the year-to-date 2012, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled and operating in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were a loss of $0.1 million and immaterial for the second quarter of 2013 and the second quarter of 2012, respectively, and a loss of $0.3 million and immaterial for the year-to-date 2013 and the year-to-date 2012, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2013 and 2012:

	Twenty-Six Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,127	$571
Cash paid for income taxes, excluding impact of refunds	$119,707	$90,379
Non-cash activity:
Assets acquired under capital leases	$—	$392
Accrued property and equipment	$11,850	$14,209

During the year-to-date 2013 and the year-to-date 2012, our gross proceeds from borrowings under the bank credit facility (as described in note 2) were $596.7 million and $523.8 million, respectively, and our gross repayments of borrowings under the bank credit facility were $626.2 million and $346.9 million, respectively.

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

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility and, on May 30, 2013, we entered into an amendment of the credit facility that extended its expiration from July 22, 2016 to May 30, 2018 (“2011 Credit Agreement”). In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  In connection with the amendment of the 2011 Credit Agreement, we paid additional bank fees and other expenses in the aggregate amount of $1.0 million, which are being amortized over the term of the amended agreement.

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 3, 2013, we had $141.7 million borrowings outstanding under the 2011 Credit Agreement and $19.7 million was committed to outstanding letters of credit, leaving $538.6 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $22.8 million and $20.7 million at August 3, 2013 and February 2, 2013, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 3, 2013 or July 28, 2012, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the second quarter of 2013 and the second quarter of 2012, 3.0 million and 2.0 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2013 and the year-to-date 2012, 2.8 million and 1.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. For each of the second quarter of 2013, the second quarter of 2012, the year-to-date 2013 and the year-to-date 2012, the restricted stock awards that were antidilutive were immaterial.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2012 Form 10-K, are expensed and reported as nonvested shares.  Our performance share units, as described below, are also expensed and reported as nonvested shares. We recognized share-based compensation expense of $3.2 million and $6.6 million in the second quarter of 2013 and the second quarter of 2012, respectively, and $7.8 million and $14.7 million for the year-to-date 2013 and the year-to-date 2012, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Weighted-average fair value of stock options granted	$11.87	$13.48	$12.10	$14.23
Risk-free interest rate	0.7%	0.5%	0.7%	0.6%
Expected life (years)	4.2	4.2	4.2	4.2
Expected volatility	41.1%	43.4%	42.3%	41.0%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

The following table summarizes stock option activity for the year-to-date 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2013	3,029,086	$34.49
Granted	851,000	35.72
Exercised	(55,420)	16.24
Forfeited	(78,675)	37.72
Outstanding stock options at May 4, 2013	3,745,991	$34.97	4.8	$15,650
Granted	164,750	35.94
Exercised	(70,400)	24.45
Forfeited	(233,650)	39.03
Outstanding stock options at August 3, 2013	3,606,691	$34.96	4.7	$13,814
Vested or expected to vest at August 3, 2013	3,443,036	$34.77	4.6	$13,730
Exercisable at August 3, 2013	1,669,689	$30.66	3.4	$12,743

The stock options granted in the year-to-date 2013 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested stock award activity other than stock options for the year-to-date 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested awards other than stock options at February 2, 2013	783,609	$42.25
Granted	339,500	35.54
Vested	—	—
Forfeited	(248,300)	43.75
Outstanding nonvested awards other than stock options at May 4, 2013	874,809	$39.22
Granted	110,251	35.09
Vested	(39,784)	35.70
Forfeited	(138,300)	40.28
Outstanding nonvested awards other than stock options at August 3, 2013	806,976	$38.64

The nonvested restricted stock awards granted to employees in the year-to-date 2013 vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met. On the grant date, we estimated a three-year period for vesting of the nonvested restricted stock awards granted in 2013 based on the projected achievement of the higher financial performance objective.

In the second quarter of 2013, 20,784 common shares underlying the restricted stock awards granted in 2012 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2013 Annual Meeting of Shareholders. These awards were part of the annual compensation granted in 2012 to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2013, each non-employee elected to our Board of Directors at our 2013 Annual Meeting of Shareholders received an annual restricted stock award having a grant date fair value of approximately $100,000.  The 2013 restricted stock awards will vest on the earlier of (1) the trading day immediately preceding our 2014 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

In the second quarter of 2013, in connection with his appointment as CEO and President, Mr. David J. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals. The performance share units have a contractual term of seven years. If the performance goals applicable to the performance share units are not achieved prior to expiration, the awards will be forfeited.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$749	$953	$1,789	$29,075
Total fair value of restricted stock vested	1,434	804	1,434	21,907

The total unearned compensation cost related to all share-based awards outstanding at August 3, 2013 was approximately $43.3 million.  This compensation cost is expected to be recognized through July 2017 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.1 years from August 3, 2013.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2013	2012
Discount rate	4.6%	5.0%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	5.1%	5.5%

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
Service cost - benefits earned in the period	$521	$458	$1,043	$1,085
Interest cost on projected benefit obligation	760	806	1,520	1,646
Expected investment return on plan assets	(724)	(773)	(1,447)	(1,545)
Amortization of actuarial loss	423	489	846	1,172
Amortization of prior service cost	(8)	(8)	(17)	(17)
Amortization of transition obligation	3	4	6	7
Settlement loss	—	258	—	258
Net periodic pension cost	$975	$1,234	$1,951	$2,606

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 2, 2014, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores (“Rivera matter”). The Rivera matter was removed to the U.S. District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that its January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court's order, the State Court rendered a summary judgment decision in the plaintiff's favor. We appealed the State Court's decision and separately asked the Federal Court to issue an injunction against the State Court's proceedings. On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff's motion to reconsider the Federal Court's order confirming that it granted summary judgment with prejudice. On April 6, 2010, the plaintiff appealed the Federal Court's ruling to the U.S. Court of Appeals for the Fifth Circuit. On June 22, 2010, the Texas Court of Appeals heard oral arguments in our appeal of the State Court's decision. On November 3, 2010, the Texas Court of Appeals affirmed the State Court ruling. On December 17, 2010, we filed a petition for review with the Supreme Court of Texas. On July 15, 2011, the U.S. Court of Appeals for the Fifth Circuit affirmed the Federal Court's decision to dismiss the Rivera matter with prejudice in our favor. On July 26, 2011, the plaintiff filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking a rehearing, which petition was denied on August 17, 2011. On August 17, 2011, the plaintiff filed a brief on the merits of the Rivera matter with the Supreme Court of Texas. The Supreme Court of Texas granted our petition for review. In September 2012, the Supreme Court of Texas held that the default judgment was not void due to defects in service, but that there is evidence of extrinsic fraud and remanded the case to the State Court for a trial on the fraud issue. The State Court held a trial in April 2013, and the jury held against us thus enforcing the initial State Court judgment in favor of the plaintiff. As a result, we accrued a pretax charge of $5.1 million in the first quarter of 2013 to reflect the amount of the initial State Court judgment of approximately $1.5 million plus post-judgment interest from the June 2000 judgment through the end of the first quarter of 2013. On June 7, 2013, we filed with the State Court a motion for judgment notwithstanding the verdict and a motion for a new trial. The parties settled this matter for $4.4 million in July 2013. As a result, an adjustment was made to the accrual for this matter that benefitted the second quarter of 2013 by $0.7 million.
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

On July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys' fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. The defendants have filed a motion to dismiss the putative class action complaint, and that motion is fully briefed and awaiting a decision.

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

On June 13, 2013, we received a separate voluntary document request from the Division of Enforcement of the SEC relating principally to our participation in investor and analyst meetings in the first fiscal quarter of 2012. We have produced documents and are cooperating with the SEC in connection with its request.

On December 21, 2012, we received a letter from NYSE Regulation requesting information relating to Mr. Fishman's trades in our common shares, internal policies, and the inquiries being conducted by other bodies. We provided information in response to the NYSE Regulation request in early 2013. NYSE Regulation has made additional requests for information and we have cooperated with its requests.

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he will commence a derivate lawsuit if our Board of Directors fails to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder's letter to a committee of independent directors to investigate the matter. That committee, with the assistance of independent outside counsel, investigated the allegations in the shareholder's demand letter and, on August 28, 2013, reported its findings to our Board of Directors along with its recommendation that the Board reject the shareholder's demand. Our Board of Directors unanimously accepted the recommendation of the demand investigation committee and, on September 9, 2013, outside counsel for the committee sent a letter to counsel for the shareholder informing the shareholder of the Board's determination.

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

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(In thousands)	August 3, 2013			July 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,187,677	$37,895	$1,225,572	$1,183,023	$35,014	$1,218,037
Depreciation expense	27,570	579	28,149	25,468	803	26,271
Operating profit (loss)	36,544	(3,733)	32,811	42,627	(3,283)	39,344
Interest expense	(730)	(3)	(733)	(895)	—	(895)
Other income (expense)	(11)	(107)	(118)	—	(38)	(38)
Income (loss) from continuing operations before income taxes	35,803	(3,843)	31,960	41,732	(3,321)	38,411
Income tax expense	13,835	—	13,835	16,321	—	16,321
Income (loss) from continuing operations	$21,968	$(3,843)	$18,125	$25,411	$(3,321)	$22,090

	Twenty-Six Weeks Ended
(In thousands)	August 3, 2013			July 28, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$2,462,421	$74,489	$2,536,910	$2,445,258	$67,260	$2,512,518
Depreciation expense	54,450	1,169	55,619	49,892	1,667	51,559
Operating profit (loss)	97,534	(8,031)	89,503	117,622	(9,436)	108,186
Interest expense	(1,456)	(3)	(1,459)	(1,231)	—	(1,231)
Other income (expense)	(11)	(253)	(264)	—	(1)	(1)
Income (loss) from continuing operations before income taxes	96,067	(8,287)	87,780	116,391	(9,437)	106,954
Income tax expense	37,322	—	37,322	44,084	—	44,084
Income (loss) from continuing operations	$58,745	$(8,287)	$50,458	$72,307	$(9,437)	$62,870

(In thousands)	August 3, 2013			February 2, 2013
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,738,124	$63,187	$1,801,311	$1,681,005	$72,621	$1,753,626

Our U.S. segment uses the following seven merchandise categories, which match our internal management and reporting of merchandise net sales:  Food, Consumables, Furniture, Home, Seasonal, Hardlines & Toys, and Electronics & Other.  The Food category includes our food and beverage departments. The Consumables category includes the health and beauty care, housekeeping supplies, household chemicals, paper products, pet and home organization departments.  The Furniture category includes the upholstery, mattresses, ready-to-assemble, and casegoods departments.  Casegoods consist of bedroom, dining room, fireplaces, and other occasional furniture.  The Home category includes the domestics, stationery, and home decorative departments.  The Seasonal category includes the lawn & garden, Christmas, summer, and other holiday departments.  The Hardlines & Toys category includes the toys, appliances, tools, paint, and home maintenance departments. The Electronics & Other category includes the electronics, jewelry, infant accessories, and apparel departments, as well as the results of certain large closeout deals that we typically acquire through our alternate product sourcing operations. In the fourth quarter of 2012, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following is net sales data by segment and category:

	Second Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
U.S.
Consumables	$224,222	$218,304	$431,643	$418,326
Seasonal	200,648	194,472	379,464	367,877
Furniture	197,920	181,619	501,674	468,523
Home	172,889	178,260	358,666	369,437
Food	167,933	169,892	344,257	347,803
Hardlines & Toys	122,064	127,650	228,671	245,435
Electronics & Other	102,001	112,826	218,046	227,857
Total U.S.	1,187,677	1,183,023	2,462,421	2,445,258
Canada	37,895	35,014	74,489	67,260
Net sales	$1,225,572	$1,218,037	$2,536,910	$2,512,518

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2012 and 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 28, 2012	$(1,050)	$(14,469)	$(15,519)
Other comprehensive income before reclassifications	(255)	156	(99)
Amounts reclassified from accumulated other comprehensive loss	—	705	705
Net period change	(255)	861	606
Balance at July 28, 2012	(1,305)	(13,608)	(14,913)
Other comprehensive income before reclassifications	(128)	1,013	885
Amounts reclassified from accumulated other comprehensive loss	—	698	698
Net period change	(128)	1,711	1,583
Balance at February 2, 2013	(1,433)	(11,897)	(13,330)
Other comprehensive income before reclassifications	(1,965)	—	(1,965)
Amounts reclassified from accumulated other comprehensive loss	—	499	499
Net period change	(1,965)	499	(1,466)
Balance at August 3, 2013	$(3,398)	$(11,398)	$(14,796)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the second quarter of 2012:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at April 28, 2012	$(391)	$(14,057)	$(14,448)
Other comprehensive income before reclassifications	(914)	156	(758)
Amounts reclassified from accumulated other comprehensive loss	—	293	293
Net period change	(914)	449	(465)
Balance at July 28, 2012	$(1,305)	$(13,608)	$(14,913)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the second quarter of 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at May 4, 2013	$(2,008)	$(11,646)	$(13,654)
Other comprehensive income before reclassifications	(1,390)	—	(1,390)
Amounts reclassified from accumulated other comprehensive loss	—	248	248
Net period change	(1,390)	248	(1,142)
Balance at August 3, 2013	$(3,398)	$(11,398)	$(14,796)

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill, which are generally not deductible for income tax purposes, were as follows:

(In thousands)	2013	2012
Beginning of year	$13,522	$12,282
Goodwill adjustments	—	1,191
Foreign currency impact	(531)	(45)
End of period	$12,991	$13,428

The goodwill adjustments in 2012 were associated with our acquisition of Big Lots Canada in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases.

In the second quarter of 2013, we performed our annual impairment review of goodwill, which resulted in no impairment.

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the second quarter of 2013 that we believe are key indicators of both our consolidated and segment operating performance when compared to the second quarter of 2012:

Consolidated Highlights

•	Net sales increased $7.5 million or 0.6%.

•	Diluted earnings per share from continuing operations decreased from $0.36 per share to $0.31 per share.

•	Inventory increased by 3.7% or $32.6 million to $913.7 million from the second quarter of 2012.

U.S. Segment Highlights

•	Net sales increased $4.7 million or 0.4%.

•	Comparable store sales for stores open at least fifteen months decreased 2.2%.

•	Gross margin dollars decreased $0.1 million, while gross margin rate decreased 10 basis points from 39.3% to 39.2% of sales.

•	Selling and administrative expenses increased $3.9 million, or 1.0%. As a percentage of net sales, selling and administrative expenses increased 20 basis points to 33.8%.

•	Operating profit rate decreased 50 basis points to 3.1%.

Canadian Segment Highlights

•	Net sales increased $2.9 million, or 8.3%.

•	Operating loss increased $0.4 million to $3.7 million.

See the discussion and analysis below for additional details regarding our segments’ operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2013 and the year-to-date 2012:

	U.S.	Canada	Total
2012
Stores open at the beginning of the fiscal year	1,451	82	1,533
Stores opened during the period	28	—	28
Stores closed during the period	(16)	(1)	(17)
Stores open at the end of the period	1,463	81	1,544
2013
Stores open at the beginning of the fiscal year	1,495	79	1,574
Stores opened during the period	27	1	28
Stores closed during the period	(8)	(1)	(9)
Stores open at the end of the period	1,514	79	1,593

We continue to expect to have a net increase of five U.S store locations during 2013, but now expect to open 54 new stores and close 49 existing locations in the U.S. during 2013. Additionally, we expect to open two new stores and to rebrand four existing Liquidation World or LW stores under the Big Lots brand in Canada during 2013.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.9	60.8	60.7	60.6
Gross margin	39.1	39.2	39.3	39.4
Selling and administrative expenses	34.1	33.8	33.5	33.1
Depreciation expense	2.3	2.2	2.2	2.1
Operating profit	2.7	3.2	3.5	4.3
Interest expense	(0.1)	(0.1)	(0.1)	(0.0)
Other income (expense)	(0.0)	(0.0)	(0.0)	(0.0)
Income from continuing operations before income taxes	2.6	3.2	3.5	4.3
Income tax expense	1.1	1.3	1.5	1.8
Income from continuing operations	1.5	1.8	2.0	2.5
Discontinued operations	0.0	(0.0)	0.0	(0.0)
Net income	1.5%	1.8%	2.0%	2.5%

SECOND QUARTER OF 2013 COMPARED TO SECOND QUARTER OF 2012

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the second quarter of 2013 compared to the second quarter of 2012 were as follows:

Second Quarter
($ in thousands)	2013		2012		Change
Consumables	$224,222	18.8%	$218,304	18.4%	$5,918	2.7%
Seasonal	200,648	16.9	194,472	16.4	6,176	3.2
Furniture	197,920	16.7	181,619	15.4	16,301	9.0
Home	172,889	14.6	178,260	15.1	(5,371)	(3.0)
Food	167,933	14.1	169,892	14.4	(1,959)	(1.2)
Hardlines & Toys	122,064	10.3	127,650	10.8	(5,586)	(4.4)
Electronics & Other	102,001	8.6	112,826	9.5	(10,825)	(9.6)
Net sales	$1,187,677	100.0%	$1,183,023	100.0%	$4,654	0.4%

In the fourth quarter of 2012, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Other category and repositioned them in the Play n' Wear category. We subsequently renamed our Hardlines & Other category to Hardlines & Toys and renamed our Play n' Wear category to Electronics & Other. Our Consumables category was also separated into a Food category and a Consumables category. The Consumables category now contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food and beverage departments. Sales results for the second quarter of 2012 have been reclassified to reflect this realignment.

Net sales increased $4.7 million, or 0.4%, to $1,187.7 million in the second quarter of 2013, compared to $1,183.0 million in the second quarter of 2012.  The increase in net sales was principally due to the net addition of 51 stores since the end of the second quarter of 2012, which increased net sales by $29.6 million, partially offset by a 2.2% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $24.9 million. During the second quarter of 2013, the Seasonal category experienced increases in both sales dollars and comparable store sales. This increase was a positive change in trend from the first quarter of 2013, as sales of our weather-sensitive merchandise in the lawn & garden and summer departments increased as cool spring weather conditions improved in many parts of the country. The Furniture category also experienced increases in both sales dollars and comparable store sales during the second quarter of 2013. The increase in the Furniture category was driven primarily by strong upholstery and mattress sales which benefited from focused promotional activities during the second quarter of 2013. The Consumables category also experienced growth, primarily driven by growth in our pet department, which has been allocated additional square footage in our stores from our home organization department. The Food category experienced declines in several departments as we continue to work toward improving the merchandise flow and consistency of product offerings in the Food category. The Home category also experienced declines in most departments as we began transitioning our product offerings to improve the quality of merchandise available for sale. The decrease in Hardlines & Toys sales was primarily driven by declines in our auto and small appliance departments. The decrease in Electronics & Other sales was primarily driven by a decrease in electronics sales, particularly in tablets, digital cameras, gaming and DVDs.

Gross Margin
Gross margin dollars decreased $0.1 million to $465.3 million for the second quarter of 2013, compared to $465.4 million for the second quarter of 2012.  The decrease in gross margin dollars was primarily due to lower gross margin rate, which decreased gross margin dollars by approximately $1.9 million, partially offset by an increase in sales, which increased gross margin dollars by approximately $1.8 million.  Gross margin as a percentage of net sales decreased 10 basis points to 39.2% in the second quarter of 2013, compared to 39.3% in the second quarter of 2012.  The gross margin rate decrease principally resulted due to increased markdowns implemented to address the negative impact of the cool spring in 2013 on sales of our weather-sensitive goods, primarily in our Seasonal and Hardlines & Toys categories.

Selling and Administrative Expenses
Selling and administrative expenses were $401.2 million for the second quarter of 2013, compared to $397.3 million for the second quarter of 2012.  The increase of $3.9 million, or 1.0%, was primarily due to increases in store occupancy expenses of $5.5 million, store payroll of $2.6 million, general office payroll expenses of $2.2 million, and other variable store expenses of $2.0 million, partially offset by decreases in share-based compensation expense of $3.4 million, health benefits expense of $2.0 million, and advertising expense of $1.9 million. The increase in store occupancy, payroll, and other variable expenses were the result of a net increase of 51 stores compared to the second quarter of 2012. The increase in general office payroll expenses was primarily driven by annual merit increases combined with executive severance costs. The decrease in share-based compensation expense of $3.4 million was primarily driven by the forfeiture of awards related to separation activities during the second quarter of 2013 and a reduction in the equity compensation awarded to Mr. Campisi in 2013, as compared to our prior CEO in 2012. The decrease in health benefits expense was primarily driven by a decrease in the number and severity of large claims in the second quarter of 2013 compared to the second quarter of 2012. Advertising expense decreased as a result of cost savings on print advertising due to improved targeting of circulars.

As a percentage of net sales, selling and administrative expenses increased 20 basis points to 33.8% for the second quarter of 2013 compared to 33.6% for the second quarter of 2012.

Depreciation Expense
Depreciation expense increased $2.1 million to $27.6 million in the second quarter of 2013, compared to $25.5 million for the second quarter of 2012. The increase was directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points compared to the second quarter of 2012.

Canadian Segment

Our Canadian segment’s net sales increased $2.9 million to $37.9 million for the second quarter of 2013, as compared to $35.0 million in the second quarter of 2012. The increase in net sales was principally due to an 8.3% increase in comparable store sales for stores open at least fifteen months. Our operating loss increased $0.4 million to $3.7 million for the second quarter of 2013 compared to $3.3 million in the second quarter of 2012.

Other Performance Factors

Interest Expense
Interest expense was $0.7 million in the second quarter of 2013, compared to $0.9 million in the second quarter of 2012.  The decrease was driven by a decrease in borrowings in the second quarter of 2013 and a reduction in our interest rate as a result of the amendment to the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $130.2 million in the second quarter of 2013 compared to total average borrowings of $148.6 million in the second quarter of 2012. The decrease in total average borrowings was primarily the result of share repurchases in the second quarter of 2012, whereas there was no such repurchase program in place for the second quarter of 2013.

Income Taxes
The effective income tax expense rate for the second quarter of 2013 and the second quarter of 2012 for income from continuing operations was 43.3% and 42.5%, respectively.  The higher rate was primarily due to a full valuation allowance relative to the deferred tax benefit of a higher loss generated by our Canadian segment along with its accompanying effect on a significantly lower base of income from continuing operations.

YEAR-TO-DATE 2013 COMPARED TO YEAR-TO-DATE 2012

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2013 compared to the year-to-date 2012 were as follows:

	Year-to-Date
($ in thousands)	2013		2012		Change
Furniture	$501,674	20.3%	$468,523	19.3%	$33,151	7.1%
Consumables	431,643	17.5	418,326	17.1	13,317	3.2
Seasonal	379,464	15.4	367,877	15.0	11,587	3.1
Home	358,666	14.6	369,437	15.1	(10,771)	(2.9)
Food	344,257	14.0	347,803	14.2	(3,546)	(1.0)
Hardlines & Toys	228,671	9.3	245,435	10.0	(16,764)	(6.8)
Electronics & Other	218,046	8.9	227,857	9.3	(9,811)	(4.3)
Net sales	$2,462,421	100.0%	$2,445,258	100.0%	$17,163	0.7%

As discussed above in the section "Second Quarter of 2013 Compared to Second Quarter of 2012", in the fourth quarter of 2012, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Sales results for the year-to-date 2012 have been reclassified to reflect this realignment.

Net sales increased $17.1 million, or 0.7%, to $2,462.4 million in the year-to-date 2013, compared to $2,445.3 million in the year-to-date 2012.  The increase in net sales was principally due to a net increase of 51 new stores since the end of the second quarter of 2012, which increased net sales by $76.8 million, partially offset by a 2.6% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $59.7 million.  The Furniture category was our strongest performer and had the largest sales gains in the year-to-date 2013, with upholstered items being the primary driver. The sales increase in the Consumables category was led by the pet department with household chemicals, housekeeping supplies, and paper products also contributing to the increase, partially offset by declines in health and beauty care and home organization products. The Consumables category benefited from an increased volume of brand name close-outs early in the year. The increase for the Seasonal category was consistent with the growth in our new stores. Sales in our Food category declined in several departments as we work to improve product flow and assortment in this category. Electronics & Other decreased due to slow electronics sales, particularly in tablet, digital camera, gaming and DVD sales. Our Home category continues to experience declines in most departments as we began transitioning our product offerings to improve the quality of merchandise available for sale. The decline in the Hardlines & Toys category was primarily driven by slow automotive and home maintenance sales throughout the year, coupled with a planned reduction in our toys and books offerings.

Based on our year-to-date 2013 results and trends during the first few weeks of August, we expect comparable store sales to be in the range of flat to a decrease of 2% for the third quarter of 2013. For the fourth quarter of 2013 which includes the holiday selling season, we anticipate comparable store sales to be in the range of flat to an increase of 2%. Additionally, net sales for the fourth quarter of 2013 will be negatively impacted by the lack of a 53rd week when compared to the fourth quarter of 2012, as fiscal 2013 is a 52-week fiscal year and fiscal 2012 was a 53-week fiscal year.

Gross Margin
Gross margin dollars increased $2.0 million, or 0.2%, to $968.4 million for the year-to-date 2013, compared to $966.4 million for the year-to-date 2012.  The increase in gross margin dollars was principally due to the sales increase of $17.1 million, which increased gross margin dollars by approximately $6.8 million, partially offset by a decrease in gross margin rate, which decreased gross margin dollars by approximately $4.8 million. Gross margin as a percentage of net sales decreased 20 basis points to 39.3% in the year-to-date 2013, compared to 39.5% in the year-to-date 2012.  The gross margin rate decrease was principally due to an increase in the volume of markdowns to encourage sales following the cool spring, which negatively impacted our Seasonal and weather-sensitive goods.

In both the third and fourth quarters of 2013, we expect our gross margin rate will be higher than the third and fourth quarters of 2012, as we expect a lower overall markdown rate in 2013 as compared to 2012 as well as improvements in our merchandise mix.

Selling and Administrative Expenses
Selling and administrative expenses were $816.4 million for the year-to-date 2013, compared to $798.8 million for the year-to-date 2012.  The increase of $17.6 million, or 2.2%, was primarily due to increases in store occupancy expenses of $10.9 million, a one-time litigation settlement of $4.4 million, store payroll expense of $3.5 million, general office payroll expenses of $2.6 million, store maintenance and repairs of $2.4 million, and bonus expenses of $2.2 million, which were partially offset by decreases in share-based compensation expense of $6.9 million, and advertising expense of $2.8 million. The one-time litigation settlement is the result of a loss contingency for a legal matter that was accrued in the first quarter of 2013 for $5.1 million, for which the settlement was finalized in the second quarter of 2013 for $4.4 million. The increase in store occupancy and payroll was primarily due to the net increase of 51 stores compared to the year-to-date 2012. The increase in general office payroll expenses was primarily driven by annual merit increases combined with separation activities that occurred during the second quarter of 2013. The increase in store maintenance and repair expense was primarily driven by annual store updates, such as lighting and floor maintenance, to update their appearance. The increase in bonus expense was directly related to better relative financial performance in the year-to-date 2013 to our annual operating plan as compared to the financial performance during the year-to-date 2012. The decrease in share-based compensation expense was primarily driven by a lower number of share-based awards granted in the year-to-date 2013 compared to the year-to-date 2012, notably as a result of a reduction in the size of the equity compensation package awarded to Mr. Campisi in 2013 as compared to our former CEO in 2012, and the forfeiture of certain awards resulting from the departure of certain members of senior management during the second quarter of 2013. The decrease in advertising expense was primarily driven by cost savings on print advertising due to improved targeting of circulars.

As a percentage of net sales, selling and administrative expenses increased 50 basis points to 33.2% for the year-to-date 2013 compared to 32.7% for the year-to-date 2012.

For the third quarter of 2013, we expect our selling and administrative expenses as a percentage of net sales will slightly increase compared to the third quarter of 2012. The anticipated deleverage for the third quarter of 2013 is the result of estimated comparable store sales of flat to a decrease of 2%, as forecasted selling and administrative expense dollars on a per store basis are expected to be slightly up to the third quarter of 2012.

For the fourth quarter of 2013, we anticipate our selling and administrative expenses as a percentage of net sales will increase compared to the fourth quarter of 2012. The primary driver of this increase is anticipated accrued bonus expense in 2013 as compared to 2012 when there was no corporate payout.

Depreciation Expense
Depreciation expense increased $4.6 million to $54.5 million in the year-to-date 2013, compared to $49.9 million for the year-to-date 2012. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the year-to-date 2012.

During the balance of 2013, we expect that depreciation expense will increase as compared to 2012 as a result of our continued investment in capital expenditures associated with new store openings and maintenance of existing stores and distribution centers. Total capital expenditures continue to be forecasted in the range of $115 million to $120 million for 2013.

Canadian Segment

Our Canadian segment's net sales increased $7.2 million to $74.5 million in the year-to-date 2013, as compared to $67.3 million in the year-to-date 2012. The increase in net sales was principally due to a 10.6% increase in comparable store sales for stores open at least fifteen months. The increase in comparable store sales was primarily driven by an improvement in inventory levels and assortment in the first quarter of 2013 compared to an inventory deficiency in the first quarter of 2012 as we were working towards establishing sufficient merchandise flow at that time. Our operating loss narrowed $1.4 million to $8.0 million in the year-to-date 2013 as compared to $9.4 million in the year-to-date 2012. Our operating loss narrowed primarily due to an increase in sales and the associated gross margin dollars.

For the full fiscal year of 2013, we estimate sales in the range of $165 to $173 million, an increase of 7% to 12%. Comparable store sales are estimated to increase in the range of 7% to 12% as well. Based on sales in the above estimated range, we estimate a net loss of $9 to $14 million for the full fiscal year of 2013.

Other Performance Factors

Interest Expense
Interest expense was $1.5 million in the year-to-date 2013, compared to $1.2 million in the year-to-date 2012.  The increase was driven by higher average borrowings under our bank credit facility, particularly in the earlier part of 2013. We had total average borrowings (including capital leases) of $125.2 million in the year-to-date 2013 compared to total average borrowings of $82.9 million in the year-to-date 2012.

Income Taxes
The effective income tax rate for the year-to-date 2013 and the year-to-date 2012 for income from continuing operations was 42.5% and 41.2%, respectively.  The lower effective income tax rate for year-to-date 2012 was principally driven by the recognition of income tax benefits associated with state settlement activity that did not occur for the year-to-date 2013, partially offset by favorability in hiring tax credits. The income tax rate differential on the loss generated by our Canadian segment, coupled with the related valuation allowance, increased our effective tax rate by 3.6% and 3.3% during the year-to-date 2013 and the year-to-date 2012, respectively.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, and it was amended on May 30, 2013 to lower our interest rates, pricing, and fees and the term was extended from July 22, 2016 to May 30, 2018. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the amendment of the 2011 Credit Agreement, we paid additional bank fees and other expenses in the aggregate amount of $1.0 million, which are being amortized over the term of the agreement. Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit, and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 3, 2013, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At August 3, 2013, we had $141.7 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $538.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $19.7 million.  Based on our forecasted results, we anticipate that total indebtedness under the 2011 Credit Agreement through December 15, 2013 will peak at less than $400 million, which includes outstanding letters of credit and the estimated impact of cash needs of our Canadian segment.

Cash provided by operating activities decreased by $6.7 million to $82.0 million in the year-to-date 2013 compared to $88.7 million in the year-to-date 2012. The primary cause of the decrease in cash provided by operating activities was the decrease in net income of $12.3 million to $50.5 million in the year-to-date 2013 from $62.8 million in the year-to-date 2012. This decrease was partially offset by an increase in depreciation and amortization of $2.7 million to $49.5 million in the year-to-date 2013 compared to $46.8 million in the year-to-date 2012.

Cash used in investing activities decreased by $10.2 million to $50.1 million in the year-to-date 2013 compared to $60.3 million in the year-to-date 2012.  The decrease was primarily driven by a $9.0 million reduction in capital expenditures to $51.7 million in the year-to-date 2013 compared to $60.7 million in the year-to-date 2012. The decrease in capital expenditures is in line with our plan to reduce capital spending in 2013 as compared to 2012.

Cash used in financing activities decreased by $6.8 million to $28.4 million in the year-to-date 2013 compared to $35.2 million in the year-to-date 2012.  The decrease in the cash used in financing activities was driven by the lack of a share repurchase program in the year-to-date 2013, which accounted for a $252.6 million decrease in cash used in financing activities as we repurchased $252.8 million in shares during the year-to-date 2012 under a board-authorized share repurchase program. This decrease was partially offset by our repayment of borrowings of $29.5 million in the year-to-date 2013 compared to our proceeds from borrowings of $176.9 in the year-to-date 2012, which increased the cash used in financing activities by $206.4 million. Also contributing to the offset was a reduction in the proceeds from the exercise of stock options of $30.4 million.

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

Item 1A. Risk Factors

During the second quarter of 2013, there were no material changes to the risk factors previously disclosed in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2013 - June 1, 2013	—	$—	—	$—
June 2, 2013 - June 29, 2013	—	—	—	—
June 30, 2013 - August 3, 2013	6	33.83	—	—
Total	6	$33.83	—	$—

(1)	In July 2013, in connection with the vesting of certain outstanding restricted shares, we acquired 6,336 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: September 10, 2013

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)