Form 10-Q
period 2013-11-02
BIG LOTS INC
filed 2013-12-11
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 6, 2013, was 58,382,022.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 2, 2013

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 2, 2013 (Unaudited) and October 27, 2012 (Unaudited)	2

b)	Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended November 2, 2013 (Unaudited) and October 27, 2012 (Unaudited)	3

c)	Consolidated Balance Sheets at November 2, 2013 (Unaudited) and February 2, 2013	4

d)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 2, 2013 (Unaudited) and October 27, 2012 (Unaudited)	5

e)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 (Unaudited) and October 27, 2012 (Unaudited)	6

f)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signature		30

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$1,152,444	$1,134,205	$3,689,354	$3,646,723
Cost of sales (exclusive of depreciation expense shown separately below)	708,985	701,615	2,249,811	2,223,850
Gross margin	443,459	432,590	1,439,543	1,422,873
Selling and administrative expenses	425,985	412,692	1,276,947	1,243,230
Depreciation expense	29,459	26,590	85,078	78,149
Operating profit (loss)	(11,985)	(6,692)	77,518	101,494
Interest expense	(1,039)	(1,491)	(2,498)	(2,722)
Other income (expense)	(147)	46	(411)	45
Income (loss) from continuing operations before income taxes	(13,171)	(8,137)	74,609	98,817
Income tax expense (benefit)	(3,655)	(2,149)	33,667	41,935
Income (loss) from continuing operations	(9,516)	(5,988)	40,942	56,882
Income (loss) from discontinued operations, net of tax expense (benefit) of $0, $0, $0, and ($32), respectively	(1)	1	—	(48)
Net income (loss)	$(9,517)	$(5,987)	$40,942	$56,834

Earnings (loss) per common share - basic:
Continuing operations	$(0.17)	$(0.10)	$0.71	$0.94
Discontinued operations	—	—	—	—
	$(0.17)	$(0.10)	$0.71	$0.94

Earnings (loss) per common share - diluted:
Continuing operations	$(0.17)	$(0.10)	$0.71	$0.93
Discontinued operations	—	—	—	—
	$(0.17)	$(0.10)	$0.71	$0.92

Weighted-average common shares outstanding:
Basic	57,461	57,756	57,383	60,780
Dilutive effect of share-based awards	—	—	550	698
Diluted	57,461	57,756	57,933	61,478

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income (loss)	$(9,517)	$(5,987)	$40,942	$56,834
Other comprehensive income (loss):
Foreign currency translation	(224)	(152)	(2,189)	(407)
Amortization of pension, net of tax benefit of $165, $231, $502, and $688, respectively	252	349	751	1,054
Valuation adjustment of pension, net of tax benefit of $33, $2, $33, and $104, respectively	50	4	50	160
Total other comprehensive income (loss)	78	201	(1,388)	807
Comprehensive income (loss)	$(9,439)	$(5,786)	$39,554	$57,641

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$67,726	$60,581
Inventories	1,238,140	918,023
Deferred income taxes	48,816	37,696
Other current assets	111,232	74,330
Total current assets	1,465,914	1,090,630
Property and equipment - net	591,314	593,562
Deferred income taxes	7,341	—
Goodwill	12,944	13,522
Other assets	57,233	55,912
Total assets	$2,134,746	$1,753,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583,235	$393,652
Property, payroll, and other taxes	81,633	74,973
Accrued operating expenses	64,593	53,788
Insurance reserves	36,660	36,861
KB bankruptcy lease obligation	3,069	3,069
Accrued salaries and wages	27,435	26,753
Income taxes payable	1,519	40,538
Total current liabilities	798,144	629,634
Long-term obligations	324,000	171,200
Deferred income taxes	—	2,693
Deferred rent	78,598	73,658
Insurance reserves	62,906	63,332
Unrecognized tax benefits	16,678	16,335
Other liabilities	41,125	38,632
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 57,487 shares and 57,269 shares, respectively	1,175	1,175
Treasury shares - 60,008 shares and 60,226 shares, respectively, at cost	(1,671,601)	(1,677,610)
Additional paid-in capital	561,435	551,845
Retained earnings	1,937,004	1,896,062
Accumulated other comprehensive loss	(14,718)	(13,330)
Total shareholders' equity	813,295	758,142
Total liabilities and shareholders' equity	$2,134,746	$1,753,626

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 28, 2012	63,609	$1,175	53,886	$(1,423,524)	$542,160	$1,718,941	$(15,519)	$823,233
Comprehensive income	—	—	—	—	—	56,834	807	57,641
Purchases of common shares	(8,232)	—	8,232	(304,038)	—	—	—	(304,038)
Exercise of stock options	1,395	—	(1,395)	36,965	(3,813)	—	—	33,152
Restricted shares vested	478	—	(478)	12,649	(12,649)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,088	—	—	8,088
Share activity related to deferred compensation plan	8	—	(8)	37	316	—	—	353
Share-based employee compensation expense	—	—	—	—	14,362	—	—	14,362
Balance - October 27, 2012	57,258	1,175	60,237	(1,677,911)	548,464	1,775,775	(14,712)	632,791
Comprehensive income	—	—	—	—	—	120,287	1,382	121,669
Purchases of common shares	—	—	—	—	—	—	—	—
Exercise of stock options	11	—	(11)	301	(165)	—	—	136
Restricted shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	29	—	—	29
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	3,517	—	—	3,517
Balance - February 2, 2013	57,269	1,175	60,226	(1,677,610)	551,845	1,896,062	(13,330)	758,142
Comprehensive income	—	—	—	—	—	40,942	(1,388)	39,554
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	184	—	(184)	5,114	(1,014)	—	—	4,100
Restricted shares vested	40	—	(40)	1,109	(1,109)	—	—	—
Tax benefit from share-based awards	—	—	—	—	248	—	—	248
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	11,465	—	—	11,465
Balance - November 2, 2013	57,487	$1,175	60,008	$(1,671,601)	$561,435	$1,937,004	$(14,718)	$813,295

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Operating activities:
Net income	$40,942	$56,834
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	75,466	70,691
Deferred income taxes	(21,688)	(1,043)
(Gain) loss on disposition of property and equipment	(3,472)	184
Non-cash share-based compensation expense	11,465	14,362
Excess tax benefit from share-based awards	(248)	(8,095)
Pension expense, net of contributions	2,402	2,742
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	(321,859)	(365,637)
Accounts payable	190,129	224,194
Current income taxes	(67,415)	(52,301)
Other current assets	(8,030)	(11,189)
Other current liabilities	16,098	11,558
Other assets	(2,080)	(1,274)
Other liabilities	17,192	23,069
Net cash used in operating activities	(71,098)	(35,905)
Investing activities:
Capital expenditures	(83,706)	(100,382)
Cash proceeds from sale of property and equipment	7,084	787
Other	14	(19)
Net cash used in investing activities	(76,608)	(99,614)
Financing activities:
Net proceeds from borrowings under bank credit facility	152,800	397,200
Payment of capital lease obligations	(855)	(1,044)
Proceeds from the exercise of stock options	4,100	33,152
Excess tax benefit from share-based awards	248	8,095
Deferred bank credit facility fees paid	(895)	—
Payment for treasury shares acquired	(214)	(304,038)
Other	—	353
Net cash provided by financing activities	155,184	133,718
Impact of foreign currency on cash	(333)	(489)
Increase (decrease) in cash and cash equivalents	7,145	(2,290)
Cash and cash equivalents:
Beginning of period	60,581	68,547
End of period	$67,726	$66,257

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are North America’s largest broadline closeout retailer.  At November 2, 2013, we operated 1,603 stores in two countries: the United States of America (“U.S.”) and Canada.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2013 (“2013”) is comprised of the 52 weeks that began on February 3, 2013 and will end on February 1, 2014.  Fiscal year 2012 (“2012”) was comprised of the 53 weeks that began on January 29, 2012 and ended on February 2, 2013.  The fiscal quarters ended November 2, 2013 (“third quarter of 2013”) and October 27, 2012 (“third quarter of 2012”) were both comprised of 13 weeks.  The year-to-date periods ended November 2, 2013 (“year-to-date 2013”) and October 27, 2012 (“year-to-date 2012”) were both comprised of 39 weeks.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $44.7 million and $41.9 million for the third quarter of 2013 and the third quarter of 2012, respectively, and $127.4 million and $123.2 million for the year-to-date 2013 and the year-to-date 2012, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $18.5 million and $16.2 million for the third quarter of 2013 and the third quarter of 2012, respectively, and $61.8 million and $62.3 million for the year-to-date 2013 and the year-to-date 2012, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled and operating in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were a loss of $0.1 million and immaterial for the third quarter of 2013 and the third quarter of 2012, respectively, and a loss of $0.4 million and immaterial for the year-to-date 2013 and the year-to-date 2012, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2013 and 2012:

	Thirty-Nine Weeks Ended
(In thousands)	November 2, 2013	October 27, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,858	$2,005
Cash paid for income taxes, excluding impact of refunds	$122,012	$95,190
Non-cash activity:
Assets acquired under capital leases	$—	$392
Accrued property and equipment	$9,018	$17,004

During the year-to-date 2013 and the year-to-date 2012, our gross proceeds from borrowings under the bank credit facility (as described in note 2) were $970.0 million and $1,161.1 million, respectively, and our gross repayments of borrowings under the bank credit facility were $817.2 million and $763.9 million, respectively.

Reclassifications
In the fourth quarter of 2012, we realigned select merchandise categories in our U.S. segment to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Other category and repositioned them in the Play n' Wear category. We subsequently changed the name of our Hardlines & Other category to Hardlines and Toys and changed the name of our Play n' Wear category to Electronics & Other. Our Consumables category was also separated into a Food category and a Consumables category. The Consumables category now contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food and beverage departments. Fiscal 2012 sales results have been reclassified to reflect this realignment.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At November 2, 2013, we had $324.0 million borrowings outstanding under the 2011 Credit Agreement and $11.2 million was committed to outstanding letters of credit, leaving $364.8 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $24.1 million and $20.7 million at November 2, 2013 and February 2, 2013, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at November 2, 2013 or October 27, 2012, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the third quarter of 2013 and the third quarter of 2012, 2.4 million and 3.1 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2013 and the year-to-date 2012, 2.8 million and 1.9 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  For the third quarter of 2012, 0.8 million restricted stock awards were antidilutive and excluded from the calculation of diluted earnings (loss) per share.  For each of the third quarter of 2013, the year-to-date 2013 and the year-to-date 2012, the restricted stock awards that were antidilutive were immaterial.  Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method.  For the third quarter of 2013 and the third quarter of 2012, stock options and restricted stock awards were excluded from the calculation of diluted earnings (loss) per share because we incurred a net loss from continuing operations and those options and awards would have an antidilutive effect on the computation of diluted earnings (loss) per share; therefore, diluted weighted-average common shares equal basic weighted-average common shares for the third quarter of 2013 and the third quarter of 2012.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards, as described below and in note 7 to the consolidated financial statements in our 2012 Form 10-K, are expensed and reported as nonvested shares.  Our performance share units, as described below, are also expensed and reported as nonvested shares. We recognized share-based compensation expense of $3.7 million and $(0.3) million in the third quarter of 2013 and the third quarter of 2012, respectively, and $11.5 million and $14.4 million for the year-to-date 2013 and the year-to-date 2012, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
Weighted-average fair value of stock options granted	$11.83	$11.67	$12.08	$14.16
Risk-free interest rate	1.1%	0.6%	0.7%	0.6%
Expected life (years)	4.2	4.2	4.2	4.2
Expected volatility	39.9%	43.2%	42.1%	41.1%
Expected annual forfeiture rate	3.0%	3.0%	3.0%	3.0%

The following table summarizes stock option activity for the year-to-date 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2013	3,029,086	$34.49
Granted	851,000	35.72
Exercised	(55,420)	16.24
Forfeited	(78,675)	37.72
Outstanding stock options at May 4, 2013	3,745,991	$34.97	4.8	$15,650
Granted	164,750	35.94
Exercised	(70,400)	24.45
Forfeited	(233,650)	39.03
Outstanding stock options at August 3, 2013	3,606,691	$34.96	4.7	$13,814
Granted	49,500	36.25
Exercised	(57,750)	25.61
Forfeited	(82,500)	39.09
Outstanding stock options at November 2, 2013	3,515,941	$35.03	4.5	$13,642
Vested or expected to vest at November 2, 2013	3,355,034	$34.85	4.5	$13,543
Exercisable at November 2, 2013	1,609,439	$30.78	3.2	$12,390

The stock options granted in the year-to-date 2013 vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the nonvested stock award activity other than stock options for the year-to-date 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding nonvested awards other than stock options at February 2, 2013	783,609	$42.25
Granted	339,500	35.54
Vested	—	—
Forfeited	(248,300)	43.75
Outstanding nonvested awards other than stock options at May 4, 2013	874,809	$39.22
Granted	110,251	35.09
Vested	(39,784)	35.70
Forfeited	(138,300)	40.28
Outstanding nonvested awards other than stock options at August 3, 2013	806,976	$38.64
Granted	15,950	36.48
Vested	—	—
Forfeited	(28,700)	38.25
Outstanding nonvested awards other than stock options at November 2, 2013	794,226	$38.62

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

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$625	$96	$2,414	$29,171
Total fair value of restricted stock vested	—	—	1,434	21,907

The total unearned compensation cost related to all share-based awards outstanding at November 2, 2013 was approximately $38.6 million.  This compensation cost is expected to be recognized through October 2017 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from November 2, 2013.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2013	2012
Discount rate	4.6%	5.0%
Rate of increase in compensation levels	3.5%	3.5%
Expected long-term rate of return	5.1%	5.5%

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
Service cost - benefits earned in the period	$521	$543	$1,564	$1,628
Interest cost on projected benefit obligation	761	823	2,281	2,469
Expected investment return on plan assets	(723)	(772)	(2,170)	(2,317)
Amortization of actuarial loss	423	587	1,269	1,759
Amortization of prior service cost	(9)	(9)	(26)	(26)
Amortization of transition obligation	3	3	9	10
Settlement loss	83	6	83	264
Net periodic pension cost	$1,059	$1,181	$3,010	$3,787

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

NOTE 8 – CONTINGENCIES

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores (“Rivera matter”). The Rivera matter was removed to the U.S. District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. We filed a petition for a bill of review with the State Court. Since that time, the Federal Court issued an order reflecting that its January 2000 order was a summary judgment with prejudice in our favor. Notwithstanding the Federal Court’s order, the State Court rendered a summary judgment decision in the plaintiff’s favor. We appealed the State Court’s decision and separately asked the Federal Court to issue an injunction against the State Court’s proceedings. On March 25, 2010, the Federal Court denied our motion for an injunction and denied the plaintiff’s motion to reconsider the Federal Court’s order confirming that it granted summary judgment with prejudice. On April 6, 2010, the plaintiff appealed the Federal Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. On June 22, 2010, the Texas Court of Appeals heard oral arguments in our appeal of the State Court’s decision. On November 3, 2010, the Texas Court of Appeals affirmed the State Court ruling. On December 17, 2010, we filed a petition for review with the Supreme Court of Texas. On July 15, 2011, the U.S. Court of Appeals for the Fifth Circuit affirmed the Federal Court’s decision to dismiss the Rivera matter with prejudice in our favor. On July 26, 2011, the plaintiff filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking a rehearing, which petition was denied on August 17, 2011. On August 17, 2011, the plaintiff filed a brief on the merits of the Rivera matter with the Supreme Court of Texas. The Supreme Court of Texas granted our petition for review. In September 2012, the Supreme Court of Texas held that the default judgment was not void due to defects in service, but that there is evidence of extrinsic fraud and remanded the case to the State Court for a trial on the fraud issue. The State Court held a trial in April 2013, and the jury held against us thus enforcing the initial State Court judgment in favor of the plaintiff. As a result, we accrued a pretax charge of $5.1 million in the first quarter of 2013 to reflect the amount of the initial State Court judgment of approximately $1.5 million plus post-judgment interest from the June 2000 judgment through the end of the first quarter of 2013. On June 7, 2013, we filed with the State Court a motion for judgment notwithstanding the verdict and a motion for a new trial. The parties settled this matter for $4.4 million in July 2013. As a result, an adjustment was made to the accrual for this matter that benefitted the second quarter of 2013 by $0.7 million.
On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers (Jeffrey Berger, David Kollat, Brenda Lauderback, Philip Mallott, Russell Solt, Dennis Tishkoff, Robert Claxton, Joe Cooper, Steven Fishman, Charles Haubiel, Timothy Johnson, John Martin, Norman Rankin, Paul Schroeder, Robert Segal and Steven Smart). The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint, which generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The consolidated complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, misappropriation of trade secrets and corporate waste and seeks declaratory relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. The defendants have filed a motion to dismiss the consolidated complaint, and that motion is fully briefed and awaiting a decision.

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he would commence a derivative lawsuit if our Board of Directors failed to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder’s letter to a committee of independent directors to investigate the matter. That committee, with the assistance of independent outside counsel, investigated the allegations in the shareholder’s demand letter and, on August 28, 2013, reported its findings to our Board of Directors along with its recommendation that the Board reject the shareholder’s demand. Our Board of Directors unanimously accepted the recommendation of the demand investigation committee and, on September 9, 2013, outside counsel for the committee sent a letter to counsel for the shareholder informing the shareholder of the Board’s determination. On October 18, 2013, the shareholder filed a derivative lawsuit in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers named in the 2012 shareholder derivative lawsuit. The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and misappropriation of trade secrets and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. A pleading in response to the complaint is not yet due from us or the individual defendants.

On July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. The defendants have filed a motion to dismiss the putative class action complaint, and that motion is fully briefed and awaiting a decision.

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

On November 29, 2012, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to Mr. Fishman’s trades in our common shares. We provided information in response to the subpoena in late 2012 and early 2013. Since that time, we have received no further subpoena or other request for information from the U.S. Attorney.

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

On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We have provided information and are cooperating with the authorities in connection with this matter. While a loss related to this matter is reasonably possible, at this time, we cannot reasonably estimate the possible loss or range of loss that may arise from this matter or whether this matter will have a material impact on our financial statements.

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

NOTE 9 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

	Thirteen Weeks Ended
(In thousands)	November 2, 2013			October 27, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$1,114,142	$38,302	$1,152,444	$1,095,180	$39,025	$1,134,205
Depreciation expense	29,051	408	29,459	26,006	584	26,590
Operating profit (loss)	(7,148)	(4,837)	(11,985)	(2,383)	(4,309)	(6,692)
Interest expense	(1,034)	(5)	(1,039)	(1,490)	(1)	(1,491)
Other income (expense)	—	(147)	(147)	2	44	46
Income (loss) from continuing operations before income taxes	(8,182)	(4,989)	(13,171)	(3,871)	(4,266)	(8,137)
Income tax expense (benefit)	(3,655)	—	(3,655)	(2,149)	—	(2,149)
Income (loss) from continuing operations	$(4,527)	$(4,989)	$(9,516)	$(1,722)	$(4,266)	$(5,988)

	Thirty-Nine Weeks Ended
(In thousands)	November 2, 2013			October 27, 2012
	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$3,576,563	$112,791	$3,689,354	$3,540,438	$106,285	$3,646,723
Depreciation expense	83,501	1,577	85,078	75,898	2,251	78,149
Operating profit (loss)	90,386	(12,868)	77,518	115,239	(13,745)	101,494
Interest expense	(2,489)	(9)	(2,498)	(2,721)	(1)	(2,722)
Other income (expense)	(12)	(399)	(411)	2	43	45
Income (loss) from continuing operations before income taxes	87,885	(13,276)	74,609	112,520	(13,703)	98,817
Income tax expense (benefit)	33,667	—	33,667	41,935	—	41,935
Income (loss) from continuing operations	$54,218	$(13,276)	$40,942	$70,585	$(13,703)	$56,882

(In thousands)	November 2, 2013			February 2, 2013
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$2,064,421	$70,325	$2,134,746	$1,681,005	$72,621	$1,753,626

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

The following is net sales data by segment and category:

	Third Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
U.S.
Furniture	$218,486	$212,914	$720,160	$681,437
Consumables	218,470	211,633	650,113	629,960
Home	193,465	190,662	552,131	560,099
Food	185,959	175,741	530,216	523,543
Electronics & Other	112,448	121,718	330,494	349,574
Hardlines & Toys	106,161	109,605	334,832	355,041
Seasonal	79,153	72,907	458,617	440,784
Total U.S.	1,114,142	1,095,180	3,576,563	3,540,438
Canada	38,302	39,025	112,791	106,285
Net sales	$1,152,444	$1,134,205	$3,689,354	$3,646,723

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2012 and 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 28, 2012	$(1,050)	$(14,469)	$(15,519)
Other comprehensive income before reclassifications	(407)	160	(247)
Amounts reclassified from accumulated other comprehensive loss	—	1,054	1,054
Net period change	(407)	1,214	807
Balance at October 27, 2012	(1,457)	(13,255)	(14,712)
Other comprehensive income before reclassifications	24	1,009	1,033
Amounts reclassified from accumulated other comprehensive loss	—	349	349
Net period change	24	1,358	1,382
Balance at February 2, 2013	(1,433)	(11,897)	(13,330)
Other comprehensive income before reclassifications	(2,189)	50	(2,139)
Amounts reclassified from accumulated other comprehensive loss	—	751	751
Net period change	(2,189)	801	(1,388)
Balance at November 2, 2013	$(3,622)	$(11,096)	$(14,718)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the third quarter of 2012:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at July 28, 2012	$(1,305)	$(13,608)	$(14,913)
Other comprehensive income before reclassifications	(152)	4	(148)
Amounts reclassified from accumulated other comprehensive loss	—	349	349
Net period change	(152)	353	201
Balance at October 27, 2012	$(1,457)	$(13,255)	$(14,712)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the third quarter of 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at August 3, 2013	$(3,398)	$(11,398)	$(14,796)
Other comprehensive income before reclassifications	(224)	50	(174)
Amounts reclassified from accumulated other comprehensive loss	—	252	252
Net period change	(224)	302	78
Balance at November 2, 2013	$(3,622)	$(11,096)	$(14,718)

The amounts reclassified from accumulated other comprehensive loss, associated with our pension plans, was reclassified to selling and administrative expenses in our consolidated statements of operations.

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill, which are generally not deductible for income tax purposes, were as follows:

(In thousands)	2013	2012
Beginning of year	$13,522	$12,282
Goodwill adjustments	—	1,191
Foreign currency impact	(578)	40
End of period	$12,944	$13,513

The goodwill adjustments in 2012 were associated with our acquisition of Big Lots Canada in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases.

In the second quarter of 2013, we performed our annual impairment review of goodwill, which resulted in no impairment.

NOTE 12 - SALE OF REAL ESTATE

In October 2013, we sold company-owned real property in California, on a component of which we operate a store, for $5.1 million. Concurrently with the sale, we entered into a lease agreement with the purchaser of the property which allows us to continue to operate our store on an uninterrupted basis. As a result of the sale and concurrent leaseback, we determined that only a portion of the gain on the transaction could be recognized currently. Based on the terms of the transaction, we recognized a gain of $3.6 million during the third quarter of 2013 and deferred a gain of $0.8 million, which will be amortized over the committed lease term.

NOTE 13 - COSTS ASSOCIATED WITH WHOLESALE BUSINESS WIND DOWN

During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business, within our U.S. segment, during the fourth quarter of 2013. In conjunction with our decision to wind down the operations of our wholesale business, we reviewed the valuation of the inventory associated with the wholesale business and based on the composition of the merchandise, we recorded an impairment of $3.7 million, which reduces the value of the inventory to our estimate of its market value. The inventory impairment charge was recorded in our cost of sales. We also recorded a severance charge during the third quarter of 2013 for this exit activity of approximately $1.1 million, based on our schedule for the wind down, in our selling and administrative expenses. We do not anticipate an additional severance charge associated with this exit activity during the fourth quarter of 2013. As the operations of the wholesale business had not ceased as of November 2, 2013, we did not record a charge for contract termination costs associated with the facilities operated by our wholesale business. Contract termination costs will be recorded upon the cessation of our wholesale business’s operations.

NOTE 14 – SUBSEQUENT EVENT

On December 5, 2013, we announced our intention to wind down the operations of our Canadian segment. We conducted detailed evaluations of our long range strategic objectives as well as performed a preliminary review of our 2014 financial plan. As a result of this evaluation and review, we determined the Canadian segment does not fit into our strategic plan for maximizing long-term shareholder returns based on our expectations of the required investments necessary to improve the Canadian segment’s financial performance both in the near and long term. We expect to cease operations of our Canadian distribution centers during the fourth quarter of 2013 and our Canadian stores during the first quarter of 2014. As a result of the cessation of these operations, we expect to record charges during those periods for estimated severance costs, contract termination costs primarily related to lease obligations, and asset impairments, including inventory, long-lived assets, goodwill, and intangibles assets. During these periods, we estimate the amount of the charges will range from $71 million to $76 million.

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

We are North America’s largest broadline closeout retailer, and manage our business as two segments: U.S. and Canada. The following are the results from the third quarter of 2013 that we believe are key indicators of both our consolidated and segment operating performance when compared to the third quarter of 2012:

Consolidated Highlights

•	Net sales increased $18.2 million or 1.6%.

•	Diluted loss per share from continuing operations increased from $(0.10) per share to $(0.17) per share.

•	Inventory increased by 4.0% or $47.4 million to $1,238.1 million from the third quarter of 2012.

U.S. Segment Highlights

•	Net sales increased $18.9 million or 1.7%.

•	Comparable store sales for stores open at least fifteen months decreased 2.5%.

•	Gross margin dollars increased $11.5 million, while gross margin rate increased 40 basis points from 38.1% to 38.5% of sales.

•	Selling and administrative expenses increased $13.3 million, or 3.4%. As a percentage of net sales, selling and administrative expenses increased 60 basis points to 36.6%.

•	Operating loss rate increased 40 basis points to 0.6%.

Canadian Segment Highlights

•	Net sales decreased $0.7 million, or 1.8%, to $38.3 million

•	Operating loss increased $0.5 million to $4.8 million.

Subsequent Event

•	We announced our intention to wind down our Canadian segment's operations.

See the discussion and analysis below for additional details regarding our segments’ operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2013 and the year-to-date 2012:

	U.S.	Canada	Total
2012
Stores open at the beginning of the fiscal year	1,451	82	1,533
Stores opened during the period	55	—	55
Stores closed during the period	(24)	(3)	(27)
Stores open at the end of the period	1,482	79	1,561
2013
Stores open at the beginning of the fiscal year	1,495	79	1,574
Stores opened during the period	52	2	54
Stores closed during the period	(22)	(3)	(25)
Stores open at the end of the period	1,525	78	1,603

We expect to have a net decrease of two U.S store locations during 2013, which is lower than our prior expectation of a net increase of five U.S. store locations, as we intend to close additional locations during 2013 as compared to our prior estimates.

On December 5, 2013, we announced our intention to wind down the operations of our Canadian segment. Our intention is to operate our 78 Canadian stores for the remainder of 2013, and then wind down, with the intent of closing all stores in our Canadian segment, during the first quarter of 2014.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.5	61.9	61.0	61.0
Gross margin	38.5	38.1	39.0	39.0
Selling and administrative expenses	37.0	36.4	34.6	34.1
Depreciation expense	2.6	2.3	2.3	2.1
Operating profit (loss)	(1.0)	(0.6)	2.1	2.8
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense)	(0.0)	0.0	(0.0)	0.0
Income (loss) from continuing operations before income taxes	(1.1)	(0.7)	2.0	2.7
Income tax expense (benefit)	(0.3)	(0.2)	0.9	1.1
Income (loss) from continuing operations	(0.8)	(0.5)	1.1	1.6
Discontinued operations	(0.0)	0.0	0.0	(0.0)
Net income (loss)	(0.8)%	(0.5)%	1.1%	1.6%

THIRD QUARTER OF 2013 COMPARED TO THIRD QUARTER OF 2012

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the third quarter of 2013 compared to the third quarter of 2012 were as follows:

Third Quarter
($ in thousands)	2013		2012		Change
Furniture	$218,486	19.6%	$212,914	19.4%	$5,572	2.6%
Consumables	218,470	19.6	211,633	19.4	6,837	3.2
Home	193,465	17.4	190,662	17.4	2,803	1.5
Food	185,959	16.7	175,741	16.0	10,218	5.8
Electronics & Other	112,448	10.1	121,718	11.1	(9,270)	(7.6)
Hardlines & Toys	106,161	9.5	109,605	10.0	(3,444)	(3.1)
Seasonal	79,153	7.1	72,907	6.7	6,246	8.6
Net sales	$1,114,142	100.0%	$1,095,180	100.0%	$18,962	1.7%

In the fourth quarter of 2012, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2012, we reported sales of our toys, books and sporting goods departments in the Play n' Wear category. We moved the toys, books and sporting goods departments out of the Play n' Wear category and repositioned them in the Hardlines & Other category. We also moved the results of certain large closeout deals that are typically acquired through our alternate product sourcing operations out of the Hardlines & Other category and repositioned them in the Play n' Wear category. We subsequently changed the name of our Hardlines & Other category to Hardlines & Toys and changed the name of our Play n' Wear category to Electronics & Other. Our Consumables category was also separated into a Food category and a Consumables category. The Consumables category now contains our health and beauty care, housekeeping supplies, household chemicals, paper products, pet, and home organization departments, while the Food category contains our various food and beverage departments. Sales results for the third quarter of 2012 have been reclassified to reflect this realignment.

Net sales increased $18.9 million, or 1.7%, to $1,114.1 million in the third quarter of 2013, compared to $1,095.2 million in the third quarter of 2012.  The increase in net sales was principally due to the net addition of 43 stores since the end of the third quarter of 2012, which increased net sales by $45.1 million, partially offset by a 2.5% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $26.2 million. During the third quarter of 2013, the Food category experienced the greatest dollar increase in sales and generated positive comparable store sales. This increase was primarily the result of improvements in both content and breadth of assortment within all Food category departments. The Consumables category experienced a comparable store sales increase with growth driven by our pet department, which has been allocated additional square footage in our stores from our home organization department. The increase in the Seasonal category was primarily driven by strong lawn & garden sales and increased Christmas department sales, which benefited from one week shift in our fiscal calendar from 2012 to 2013. The Furniture category also experienced increased net sales primarily driven by sales during 2013 of new ready-to-assemble furniture product offerings. Sales in our Home category also increased primarily due to the increase in our store count, as comparable store sales in the Home category declined due to continued softness in trends and customer perception of fewer offerings of trend right merchandise. The decrease in Hardlines & Toys sales was primarily driven by declines in our small appliance and auto departments. The decrease in Electronics & Other sales was primarily driven by a decrease in electronics sales, particularly in tablets, digital cameras, gaming and DVDs, as customers have not responded to our assortment of product offerings.

Gross Margin
Gross margin dollars increased $11.5 million to $429.3 million for the third quarter of 2013, compared to $417.8 million for the third quarter of 2012.  The increase in gross margin dollars was primarily due to an increase in sales, which increased gross margin dollars by $7.2 million. Also contributing to the increase in gross margin dollars was an increase in gross margin rate, which increased gross margin dollars by approximately $4.3 million.  Included within the increase in gross margin rate in the year-to-date 2013 was the negative impact of a $3.7 million inventory impairment charge recorded during the third quarter of 2013 in connection with management's plan to wind down the Company's wholesale operations. This impairment charge decreased gross margin as a percentage of net sales by approximately 30 basis points. Gross margin as a percentage of net sales increased 40 basis points to 38.5% in the third quarter of 2013, compared to 38.1% in the third quarter of 2012.  Excluding the impact of the impairment charge, the gross margin rate increase was principally due to a higher initial markup on goods, coupled with lower markdowns, particularly in furniture, on net sales in the third quarter of 2013 compared to the third quarter of 2012.

Selling and Administrative Expenses
Selling and administrative expenses were $407.4 million for the third quarter of 2013, compared to $394.1 million for the third quarter of 2012.  The increase of $13.3 million, or 3.4%, was primarily due to increases in store occupancy expenses of $5.2 million, share-based compensation expense of $4.0 million, store payroll of $3.8 million, distribution and transportation expenses of $3.8 million, and advertising expense of $2.1 million, partially offset by a gain on the sale of real estate of $3.6 million. The increase in store occupancy and payroll expenses were the result of a net increase of 43 stores compared to the third quarter of 2012. The increase in share-based compensation expense of $4.0 million was primarily driven by the reversal of the year-to-date expense associated with Mr. Fishman's 2012 nonvested restricted stock award in the third quarter of 2012. The reversal resulted from a third quarter of 2012 change in our estimate from probable to remote regarding the likelihood of our achievement of the corporate financial goal established for Mr. Fishman's 2012 nonvested restricted stock award. The increase in distribution and transportation expenses primarily resulted from an increased number of merchandise cartons flowing from our distribution centers to our stores. Advertising expense increased primarily due to our introduction of back-to-school broadcast advertising in the third quarter of 2013 that did not take place in the third quarter of 2012. The gain on sale of real estate resulted from our sale of an owned store location in the third quarter of 2013.

As a percentage of net sales, selling and administrative expenses increased 60 basis points to 36.6% for the third quarter of 2013 compared to 36.0% for the third quarter of 2012.

Depreciation Expense
Depreciation expense increased $3.1 million to $29.1 million in the third quarter of 2013, compared to $26.0 million for the third quarter of 2012. The increase was directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the third quarter of 2012.

Canadian Segment

Our Canadian segment’s net sales decreased $0.7 million to $38.3 million for the third quarter of 2013, as compared to $39.0 million in the third quarter of 2012. The decrease in net sales was principally due to a decrease of 0.9% in comparable store sales for stores open at least fifteen months, as our customers did not favorably respond to our overall mix of product offerings. Our operating loss increased $0.5 million to $4.8 million for the third quarter of 2013 compared to $4.3 million in the third quarter of 2012.

Other Performance Factors

Interest Expense
Interest expense was $1.0 million in the third quarter of 2013, compared to $1.5 million in the third quarter of 2012.  The decrease was driven by a decrease in borrowings in the third quarter of 2013 and a reduction in our interest rate as a result of the amendment to the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $219.7 million in the third quarter of 2013 compared to total average borrowings of $343.8 million in the third quarter of 2012. The decrease in total average borrowings was primarily the result of share repurchases in the third quarter of 2012, compared to the absence of any share repurchases in the third quarter of 2013.

Income Taxes
The effective income tax benefit rate for the third quarter of 2013 and the third quarter of 2012 for income from continuing operations was 27.8% and 26.4%, respectively.  Included in both the third quarter of 2013 and the third quarter of 2012 income tax benefit was a comparable amount related to benefits recognized due to lapse of the statute of limitations. In the third quarter of 2013, there was a slightly higher full valuation allowance recorded on the deferred tax benefit of a higher Canadian segment loss when compared to the third quarter of 2012. However, our consolidated loss from continuing operations was higher in the third quarter of 2013 as compared to the third quarter of 2012; therefore the impact of the higher net valuation allowance was lesser on the effective tax rate in the third quarter of 2013.

YEAR-TO-DATE 2013 COMPARED TO YEAR-TO-DATE 2012

U.S. Segment

Net Sales
Net sales by merchandise category, as a percentage of total net sales, and net sales change in dollars and percentage from the year-to-date 2013 compared to the year-to-date 2012 were as follows:

	Year-to-Date
($ in thousands)	2013		2012		Change
Furniture	$720,160	20.1%	$681,437	19.2%	$38,723	5.7%
Consumables	650,113	18.2	629,960	17.8	20,153	3.2
Home	552,131	15.4	560,099	15.8	(7,968)	(1.4)
Food	530,216	14.8	523,543	14.8	6,673	1.3
Seasonal	458,617	12.8	440,784	12.4	17,833	4.0
Hardlines & Toys	334,832	9.4	355,041	10.1	(20,209)	(5.7)
Electronics & Other	330,494	9.3	349,574	9.9	(19,080)	(5.5)
Net sales	$3,576,563	100.0%	$3,540,438	100.0%	$36,125	1.0%

As discussed above in the “Third Quarter of 2013 Compared to Third Quarter of 2012” section , in the fourth quarter of 2012, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Sales results for the year-to-date 2012 have been reclassified to reflect this realignment.

Net sales increased $36.2 million, or 1.0%, to $3,576.6 million in the year-to-date 2013, compared to $3,540.4 million in the year-to-date 2012.  The increase in net sales was principally due to a net increase of 43 new stores since the end of the third quarter of 2012, which increased net sales by $122.1 million, partially offset by a 2.6% decrease in comparable store sales for stores open at least fifteen months, which decreased net sales by $85.9 million.  The Furniture category was our strongest performer and has experienced the largest sales gains in the year-to-date 2013, with upholstered items being the primary driver. The sales increase in the Consumables category was led by the pet department with paper products, housekeeping supplies, and household chemicals also contributing to the increase, partially offset by declines in home organization and health and beauty care products. The Consumables category benefited from an increased volume of brand name close-outs early in the year and an expansion of our pet department, which has been allocated additional square footage in our stores from our home organization department. The increase for the Seasonal category was principally driven by lawn & garden sales, which increased as weather trends improved throughout the summer. Sales in our Food category increased primarily due to content improvements in the third quarter of 2013 as we have begun to improve product flow and assortment in this category. Our Home category continues to experience declines in many departments as we work toward transitioning our product offerings to improve the quality of merchandise available for sale. However, we began seeing improvements in our home decor and domestics departments during the third quarter of 2013. Electronics & Other decreased due to slow electronics sales, particularly in tablet, digital camera, gaming and DVD sales, as customers have not responded to our assortment of product offerings. The decline in the Hardlines & Toys category was primarily driven by slow automotive and home maintenance sales throughout the year, coupled with a planned reduction in our toys and books offerings.

Based on our year-to-date 2013 results and trends exiting November, we expect comparable store sales to decrease in the range of low to mid single digits for the fourth quarter of 2013. Additionally, net sales for the fourth quarter of 2013 will be negatively impacted by the lack of a 53rd week when compared to the fourth quarter of 2012, as fiscal 2013 is a 52-week fiscal year and fiscal 2012 was a 53-week fiscal year. Based on the combination of these two factors, we expect net sales to decrease between 6% and 8% during the fourth quarter of 2013.

Gross Margin
Gross margin dollars increased $13.5 million, or 1.0%, to $1,397.6 million for the year-to-date 2013, compared to $1,384.1 million for the year-to-date 2012.  The increase in gross margin dollars was principally due to the sales increase of $36.2 million, which increased gross margin dollars by approximately $14.1 million, partially offset by a slight decrease in gross margin rate, which decreased gross margin dollars by approximately $0.6 million. Included within the decrease in gross margin rate in the year-to-date 2013 was the negative impact of a $3.7 million inventory impairment charge recorded during the third quarter of 2013 in connection with management's plan to wind down the Company's wholesale operations. This impairment charge decreased gross margin as a percentage of net sales by approximately 10 basis points. Gross margin as a percentage of net sales remained flat at 39.1% in both the year-to-date 2013 and the year-to-date 2012.

In fourth quarter of 2013, we expect our gross margin rate will be lower than the fourth quarter of 2012, as we expect a higher overall markdown rate. We plan to run more promotional offerings and events in 2013 as compared to 2012, while also taking additional markdowns to edit items or categories not deemed relevant as part of our “edit to amplify” merchandising strategy.

Selling and Administrative Expenses
Selling and administrative expenses were $1,223.8 million for the year-to-date 2013, compared to $1,193.0 million for the year-to-date 2012.  The increase of $30.8 million, or 2.6%, was primarily due to increases in store occupancy expenses of $16.1 million, store payroll expense of $7.3 million, other variable store expenses of $5.2 million, distribution and transportation expenses of $4.8 million, a non-recurring litigation settlement of $4.4 million, and general office payroll expenses of $3.4 million, which were partially offset by a gain on the sale of real estate of $3.6 million and a decrease in professional fees expense of $3.3 million. The increase in store occupancy, payroll, and other variable store expenses was primarily due to the net increase of 43 stores compared to the year-to-date 2012. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was finalized in the second quarter of 2013. The increase in general office payroll expenses was primarily driven by annual merit increases combined with separation activities that occurred during the second and third quarters of 2013. The gain on sale of real estate resulted from our sale of an owned store location in the third quarter of 2013. The decrease in professional fees expense was primarily driven by a lower volume of information systems projects in the year-to-date 2013 compared to the year-to-date 2012, which resulted in reduced third-party consulting requirements.

As a percentage of net sales, selling and administrative expenses increased 50 basis points to 34.2% for the year-to-date 2013 compared to 33.7% for the year-to-date 2012.

For the fourth quarter of 2013, we anticipate our selling and administrative expenses as a percentage of net sales will increase compared to the fourth quarter of 2012. We expect our selling and administrative expenses will deleverage based on the forecasted decline in net sales.

Depreciation Expense
Depreciation expense increased $7.6 million to $83.5 million in the year-to-date 2013, compared to $75.9 million for the year-to-date 2012. The increase is directly related to our new store growth, certain testing initiatives namely coolers and freezers along with full market remodels, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the year-to-date 2012.

During the fourth quarter of 2013, we expect that depreciation expense will increase as compared to the fourth quarter of 2012 as a result of our continued investment in capital expenditures associated with new store openings and maintenance of existing stores and distribution centers. Total capital expenditures are forecasted to be in the range of $110 million to $115 million for 2013.

Canadian Segment

Our Canadian segment's net sales increased $6.5 million to $112.8 million in the year-to-date 2013, as compared to $106.3 million in the year-to-date 2012. The increase in net sales was principally due to a 6.5% increase in comparable store sales for stores open at least fifteen months. The increase in comparable store sales was primarily driven by an improvement in inventory levels and assortment in the first quarter of 2013 compared to an inventory deficiency in the first quarter of 2012 as we were working towards establishing sufficient merchandise flow at that time. Our operating loss narrowed $0.8 million to $12.9 million in the year-to-date 2013 as compared to $13.7 million in the year-to-date 2012. Our operating loss narrowed primarily due to an increase in sales and the associated gross margin dollars.

Subsequent to the end of the third quarter of 2013, we announced our intention to wind down the operations of our Canadian segment. Given that intention, we anticipate to generate an operating loss in the range of $38 million to $43 million during the fourth quarter of 2013. This estimated operating loss incorporates the impact of charges associated with the wind down of approximately $32 million to $34 million for items such as severance costs, contract termination costs including leases, and asset impairments.

Other Performance Factors

Interest Expense
Interest expense was $2.5 million in the year-to-date 2013, compared to $2.7 million in the year-to-date 2012.  The decrease was driven by lower average borrowings under our bank credit facility in the year-to-date 2013. We had total average borrowings (including capital leases) of $156.7 million in the year-to-date 2013 compared to total average borrowings of $169.9 million in the year-to-date 2012. The decrease in total average borrowings was primarily the result of share repurchases in the 2012, compared to the absence of any share repurchases in 2013.

Income Taxes
The effective income tax rate for the year-to-date 2013 and the year-to-date 2012 for income from continuing operations was 45.1% and 42.4%, respectively.  The higher effective income tax rate for year-to-date 2013 was primarily due to lower favorable discrete U.S. state income tax items associated with settlement activity coupled with the effect of a full valuation allowance relative to the deferred tax benefit of a relatively similar loss generated by our Canadian segment relative to lower pre-tax profit generated by our U.S. segment in the year-to-date 2013 compared to the year-to-date 2012. The income tax rate differential on the loss generated by our Canadian segment, coupled with the related valuation allowance, increased our effective tax rate by 6.8% and 5.1% during the year-to-date 2013 and the year-to-date 2012, respectively.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, and it was amended on May 30, 2013 to lower our interest rates, pricing, and fees and the term was extended from July 22, 2016 to May 30, 2018. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the amendment of the 2011 Credit Agreement, we paid additional bank fees and other expenses in the aggregate amount of $1.0 million, which are being amortized over the term of the agreement. Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $10 million Canadian swing loan sublimit, a $30 million U.S. swing loan sublimit, a $150 million letter of credit sublimit, and a $200 million Canadian revolving credit loan subfacility.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate, LIBOR, or CDOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At November 2, 2013, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At November 2, 2013, we had $324.0 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $364.8 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $11.2 million.  Based on our forecasted results, we anticipate that total indebtedness under the 2011 Credit Agreement through April 1, 2014 will peak at less than $225 million, which includes outstanding letters of credit.

On December 5, 2013, we announced our intention to wind down the operations of our Canadian segment. After taking into consideration our announced intentions, we estimate our Canadian operations will generate an operating loss of approximately $82 million to $90 million during the combined periods of the fourth quarter of 2013 and the first quarter of 2014. The estimated loss includes both cash and non-cash components with a significant portion of the operating loss being comprised of estimated contract termination costs primarily associated with our property leases. The cash outflows for the property leases are expected to occur over the remaining contractual lease term, or upon the execution of a settlement with our landlords. Our expectation is we will fund the cash outflows associated with the wind down of our Canadian operations primarily through cash receipts from the sale of our merchandise inventories in our Canadian segment during the wind down period; and then, if required, from the operating cash flows of our U.S. segment. Our estimated cash outflows for our Canadian operations exclude any potential income tax effect. We do not anticipate the liquidity needs associated with the wind down of our Canadian operations will impact our ability to comply with the covenant requirements of our 2011 Credit Agreement.

Cash used in operating activities increased by $35.2 million to $71.1 million in the year-to-date 2013 compared to $35.9 million in the year-to-date 2012. The primary cause of the increase in cash used in operating activities was the decrease in net income of $15.9 million to $40.9 million in the year-to-date 2013 from $56.8 million in the year-to-date 2012. Additionally, the change in our income tax related assets impacted our operating cash flows. Our net deferred tax assets increased more substantially during the year-to-date 2013 as compared to the year-to-date 2012 principally due to (1) an increase in the deferred tax assets associated with nonvested restricted stock as no material vesting of restricted stock has occurred in the year-to-date 2013, (2) the impact of fewer stock option exercises in the year-to-date 2013 compared to the year-to-date 2012, and (3) the reduction of deferred tax liabilities associated with greater book depreciation compared to flat tax depreciation. These deferred tax items resulted in a $20.7 million reduction in operating cash flows. Our net prepayment of current income taxes also increased more substantially during the year-to-date 2013 as compared to the year-to-date 2012, primarily due to our generation of higher taxable income during the first half of 2013 as compared to the first half of 2012, which resulted in higher estimated income tax installment payments during the year-to-date 2013 compared to the year-to-date 2012. The result of the higher estimated income tax payments was an increase of $15.1 million of cash used in operating activities. These increases were partially offset by (1) a net decrease of $9.7 million in the changes in our inventory and accounts payable to fund our inventory build activities associated with the holiday selling season, and (2) an increase in depreciation and amortization of $4.8 million to $75.5 million in the year-to-date 2013 compared to $70.7 million in the year-to-date 2012.

Cash used in investing activities decreased by $23.0 million to $76.6 million in the year-to-date 2013 compared to $99.6 million in the year-to-date 2012.  The decrease was primarily driven by a $16.7 million reduction in capital expenditures to $83.7 million in the year-to-date 2013 compared to $100.4 million in the year-to-date 2012. The decrease in capital expenditures is consistent with our plan to reduce capital spending in 2013 as compared to 2012, primarily due to our decision to open fewer stores in our U.S. segment in 2013 as compared to 2012. In addition, an increase of $6.3 million in cash proceeds from the sale of property and equipment to $7.1 million in the year-to-date 2013 compared to $0.8 million in the year-to-date 2012 decreased our use of cash in investing activities. The increase in proceeds from the sale of property and equipment was principally the result of our sale of a store property for $5.1 million during the third quarter of 2013.

Cash provided by financing activities increased by $21.5 million to $155.2 million in the year-to-date 2013 compared to $133.7 million in the year-to-date 2012.  The increase in the cash used in financing activities was principally the result of an increased funding requirement to offset the $30.1 million increase in our cash used in operating activities, as discussed above. Within financing activities, there was decrease of $244.4 million of net proceeds from borrowings under our credit facility to $152.8 million in the year-to-date 2013 compared to $397.2 in the year-to-date 2012. Additionally, our use of cash for share repurchase activities decreased $303.8 million to $0.2 million in the year-to-date 2013 as compared to $304.0 million in the year-to-date 2012. The majority of the shares repurchased in the year-to-date 2012 were acquired under a board-authorized share repurchase program, while in the year-to-date 2013 no such program exists. Additionally, there was a reduction in the proceeds from the exercise of stock options of $29.1 million, as fewer options have been exercised in the year-to-date 2013 as compared to the year-to-date 2012.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $120 million for 2013, which is lower than our previous expectation of $175 million principally due to our revised expectations on net sales and operating profit in our U.S. segment along with the expected costs associated with the wind down of our Canadian operations.

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

Part II. Other Information

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose actual or known contemplated legal proceedings to which a governmental authority and we are each a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Accordingly, please refer to the discussion in note 8 to the accompanying consolidated financial statements regarding the subpoena we received from the District Attorney for the County of Alameda, State of California.

Aside from this matter, no response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, also see note 8 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the third quarter of 2013, there were no material changes to the risk factors previously disclosed in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2013 - August 31, 2013	—	$—	—	$—
September 1, 2013 - September 28, 2013	—	—	—	—
September 29, 2013 - November 2, 2013	—	—	—	—
Total	—	$—	—	$—

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

Dated: December 11, 2013

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)