Form 10-K
period 2014-02-01
BIG LOTS INC
filed 2014-04-01
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014
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
Yes ☐     No☑

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,075,281,384 on August 3, 2013, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).

The number of the registrant’s common shares, $0.01 par value, outstanding as of March 28, 2014, was 58,152,451.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is the largest broadline closeout retailer in the United States of America (“U.S.”) (see the discussion below under the caption “Closeout Retailing”). At February 1, 2014, we operated a total of 1,570 stores in the U.S. and Canada. Our goal is to strengthen and build upon our leadership position in broadline closeout value retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years being comprised of 52 weeks and some being comprised of 53 weeks. Unless otherwise stated, references to years in this Form 10-K relate to fiscal years rather than to calendar years. The following table provides a summary of our fiscal year calendar and the associated number of weeks in each fiscal year:

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2014	52	February 2, 2014	January 31, 2015
2013	52	February 3, 2013	February 1, 2014
2012	53	January 29, 2012	February 2, 2013
2011	52	January 30, 2011	January 28, 2012
2010	52	January 31, 2010	January 29, 2011
2009	52	February 1, 2009	January 30, 2010

We manage our retailing business on the basis of two segments: U.S. and Canada. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information.

On December 5, 2013, we announced our intention to wind down the operations of Big Lots Canada, Inc., the subsidiary operating our Canadian segment, in the first quarter of 2014 (“Canadian Wind Down”). Please refer to note 13 of the accompanying consolidated financial statements for our additional information regarding the wind down of our Canadian segment.

In our U.S. segment, we evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. See note 17 to the accompanying consolidated financial statements for the net sales results of our segments and these categories for 2013, 2012, and 2011.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated Stores Corporation. In July 2011, we acquired 100% of the outstanding shares of Liquidation World Inc. (now known as Big Lots Canada, Inc.).

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278‑6800.

Closeout Retailing

Closeout merchandise generally results from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We can generally purchase closeout merchandise at lower costs than would be paid by traditional discount retailers, and offer closeout merchandise to our customers at lower prices than those offered by traditional discount retailers. We attempt to maximize the amount of closeout merchandise available in our stores. We work closely with our vendors to obtain brand-name closeout merchandise that is easily recognizable by our customers. In addition to closeout merchandise, we stock many products on a consistent basis that we believe provide strong value to our customers. For net sales and comparable store sales by merchandise category, see the discussion below under the captions “2013 Compared To 2012” and “2012 Compared To 2011” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate

The following table compares the number of our stores in operation, by segment, at the beginning and end of each of the last five fiscal years:

	2013	2012	2011	2010	2009
U.S.
Stores open at the beginning of the year	1,495	1,451	1,398	1,361	1,339
Stores opened during the year	55	87	92	80	52
Stores acquired during the year	—	—	—	—	—
Stores closed during the year	(57)	(43)	(39)	(43)	(30)
Stores open at the end of the year	1,493	1,495	1,451	1,398	1,361

Canada
Stores open at the beginning of the year	79	82	—	—	—
Stores opened during the year	2	—	—	—	—
Stores acquired during the year	—	—	89	—	—
Stores closed during the year	(4)	(3)	(7)	—	—
Stores open at the end of the year	77	79	82	—	—

Consolidated
Stores open at the beginning of the year	1,574	1,533	1,398	1,361	1,339
Stores opened during the year	57	87	92	80	52
Stores acquired during the year	—	—	89	—	—
Stores closed during the year	(61)	(46)	(46)	(43)	(30)
Stores open at the end of the year	1,570	1,574	1,533	1,398	1,361

During 2009, the U.S. commercial real estate market softened and, as a result, the availability of space improved and rental rates eased, which enabled us to experience net new store growth from 2009 through 2012. In addition, in 2011, we acquired 89 stores in Canada as a result of our acquisition of Liquidation World Inc. (subsequently named Big Lots Canada, Inc.). During the second half of 2012, we determined that rental rates had begun to stabilize, and in many markets increase, and availability of quality real estate was declining. The combination of these real estate factors, softness in our financial performance, and announced management transition plans led us to slow our net new store growth plans. Furthermore, during the fourth quarter of 2013, we finalized portions of our three-year strategic plan which led to our announcement of the Canadian Wind Down. For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

The following table details our U.S. stores by state at February 1, 2014:

Alabama	29	Maine	7	Ohio	104
Arizona	40	Maryland	27	Oklahoma	18
Arkansas	12	Massachusetts	20	Oregon	14
California	166	Michigan	48	Pennsylvania	70
Colorado	19	Minnesota	10	Rhode Island	1
Connecticut	14	Mississippi	14	South Carolina	35
Delaware	5	Missouri	28	South Dakota	1
Florida	104	Montana	2	Tennessee	48
Georgia	58	Nebraska	3	Texas	116
Idaho	7	Nevada	13	Utah	10
Illinois	40	New Hampshire	7	Vermont	4
Indiana	46	New Jersey	25	Virginia	41
Iowa	3	New Mexico	12	Washington	27
Kansas	9	New York	63	West Virginia	17
Kentucky	40	North Carolina	74	Wisconsin	14
Louisiana	24	North Dakota	1	Wyoming	2
				District of Columbia	1
				Total stores	1,493
				Number of states	48

Of the 1,493 stores in our U.S. segment, 33% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 35% of our 2013 net sales in our U.S. segment. We have a concentration in these states based on their size, population, and customer base.

The following table details our Canadian stores by province at February 1, 2014:

Alberta	10	New Brunswick	2	Saskatchewan	6
British Columbia	15	Nova Scotia	4
Manitoba	4	Ontario	36
				Total stores	77
				Number of provinces	7

As a result of the Canadian Wind Down, all 77 Canadian stores were closed in February 2014.

Associates

At February 1, 2014, we had approximately 38,100 active associates comprised of 13,100 full‑time and 25,000 part‑time associates. Of the 38,100 active associates, 36,600 were associates of our U.S. segment and 1,500 were associates of our Canadian segment. Approximately 66% of the associates employed throughout the year are employed on a part‑time basis. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of approximately 41,400 in 2013. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broadline merchandising assortment from vendors.

Purchasing

An important part of our business is the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors typically at prices below those paid by traditional discount retailers. We believe that we have built strong relationships with many brand-name vendors and our relationships and purchasing power enable us to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of closeout merchandise and to control distribution in accordance with vendor instructions. We believe our sourcing model, along with our strong credit profile, provides a high level of service and convenience to our vendors. We intend to continue to strengthen and deepen our relationships with our top 200 vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

We compliment our brand-name closeout purchases with direct import and domestically-sourced merchandise, which represents merchandise that our customers expect us to consistently offer in our stores at a significant value savings.

During 2013, we purchased approximately 27% of our merchandise directly from overseas vendors, including approximately 23% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from our regional distribution centers. Our U.S. segment is serviced by regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. We selected the locations of our U.S. distribution centers in order to minimize transportation costs and the distance from distribution centers to our stores. Our Canadian segment was serviced by regional distribution centers located in British Columbia and Ontario, which were closed during the fourth quarter of 2013 in connection with our Canadian Wind Down. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover rate.

In addition to the regional distribution centers that handle merchandise, we operate a warehouse in Ohio that distributes fixtures and supplies to our stores.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties” of this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing vehicles to promote our brand operations, including television, internet, in-store point-of-purchase, and print media.

In all markets served by our U.S. stores, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2013, we distributed multi-page circulars constituting 30 weeks of advertising coverage, which was consistent with promotions in multi-page circulars in 2012. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. Another key element of our U.S. marketing efforts is our television campaign which combines elements of strategic branding and promotion. These same elements are also used in most of our other marketing media. Our highly-targeted media placement strategy uses national cable as the foundation of our television advertising. In addition, we use in-store promotional materials, including in‑store signage, to emphasize special bargains and significant values offered to our customers. As part of our overall strategic planning process coinciding with management transition, plans have been developed to shift a portion of our focus and advertising spend to social and digital media opportunities which began in the fourth quarter of 2013 and will be expanded further in 2014.

Our customer database, which we refer to as the Buzz Club® in the U.S., is an important marketing tool that allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In addition to the Buzz Club®, we operate the Buzz Club Rewards® program (“Rewards”), which allows us to send specialized promotions to targeted customer groups with the intention of reinforcing and expanding their desire to shop at our stores. Total advertising expense as a percentage of total net sales was 1.9% in each of 2013, 2012, and 2011.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our sales and profitability, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. In addition, our quarterly net sales and operating profits can be affected by the timing of new store openings and store closings, the timing of advertising, and the timing of certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses as a percentage of sales in our third fiscal quarter in anticipation of increased sales activity during our fourth fiscal quarter. Performance of our fourth fiscal quarter typically reflects a leveraging effect which has a favorable impact on our operating results because net sales are higher and certain of our costs, such as rent and depreciation, are fixed and do not vary as sales levels escalate.

The seasonality of our net sales and related merchandise inventory requirements influences our availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2013, our total indebtedness (outstanding borrowings and letters of credit) peaked in November 2013 at approximately $358 million under our five-year $700 million unsecured credit facility entered into in July 2011 (“2011 Credit Agreement”). At February 1, 2014, our total indebtedness under the 2011 Credit Agreement was $82.6 million, which included $77.0 million in borrowings and $5.6 million in outstanding letters of credit. We expect that borrowings will vary throughout 2014 depending on various factors, including our seasonal need to acquire merchandise inventory prior to the peak selling season, the timing and amount of sales to our customers, and the cash needs of winding down the operations of our Canadian segment. For a discussion of our sources and uses of funds, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and the discussion under the caption “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

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

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”).

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, and Nominating/Corporate Governance Committees; and our Public Policy and Environmental Affairs Committee; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to post amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our websites are not part of this report.

Item 1A. Risk Factors

The statements in this section describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2013 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. If known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected results set forth in the forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The following cautionary discussion of material risks, uncertainties, and assumptions relevant to our businesses describes factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from expected and historical results. Additional risks not presently known to us or that we presently believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, results of operations, and liquidity. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments we anticipate will be realized or that they will have the expected effects on our business or operations. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. There can be no assurances that we have correctly and completely identified, assessed, and accounted for all factors that do or may affect our business, financial condition, results of operations, and liquidity. as it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect our business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

The current economic conditions (including commodity price fluctuations and sustained underemployment) give rise to risks and uncertainties that may adversely affect our capital resources, financial condition, results of operations, and liquidity including, but not limited to the following:

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

•	Our customers may experience reduced disposable income due to the implementation of new governmental programs, such as the Affordable Care Act.

•
The reaction of our competitors to the marketplace may drive our competitors, some of whom are better capitalized than us, to offer significant discounts or promotions on their merchandise, which could negatively affect our sales and profit margins.

If we are unable to successfully execute our operating strategies in our U.S. segment, our operating performance could be significantly impacted.

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. From May through the end of 2013, we hired a new Chief Executive Officer and replaced several members of our senior leadership team. Together with our new CEO, the senior leadership team is in the process of developing a strategic plan for 2014 and beyond. Our ability to develop and execute our strategic plan and to execute the business activities associated with our strategic and operating plans, could impact our ability to meet our operating performance targets. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to effectively and efficiently wind down the operations of our Canadian segment, our operating performance could be impacted more negatively than anticipated.

In 2011, we acquired Liquidation World Inc. in order to penetrate the Canadian retail market. In 2012, we began implementing an operating strategy in Canada similar to that of our U.S. segment. In the fourth quarter of 2013, as part of our strategic planning process under our new management team, we announced our intention to wind down the operations of our Canadian segment as our new senior leadership team and our Board of Directors determined that an orderly wind down would allow us to better focus our financial and management resources on our U.S. segment opportunities that provide a greater likelihood of more attractive long-term financial returns. If we are unable to effectively and efficiently execute our Canadian segment wind down activities, both our estimated costs and expected cash outflows could be negatively impacted (see the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A in this Form 10-K for additional information regarding our accounting policies for costs associated with exit or disposal activities).

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail industry, which includes both traditional brick and mortar stores and online marketplaces, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Certain of our competitors operate a larger number of stores and more advanced online selling capabilities than we do. Moreover, some of our competitors also have greater financial, broader distribution (e.g., more stores and a current online presence), marketing, and other resources than us. It is possible that increased competition or improved performance by our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.

If we are unable to compete effectively in the growing online retail marketplace, our business and results of operations may be materially adversely affected.

We are in the early stages of developing our online retailing capability and our online functionality and operations will not be fully implemented until after 2014. With the continued expansion of mobile computing devices, competition from other retailers in the online retail marketplace is expected to increase. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the increasing competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our current strategic planning efforts include the development of an online retailing capability which we intend to use to increase the volume of our total net sales. Development of an online retail marketplace is a complex undertaking and there is no guarantee that the resources we apply to this effort will result in increased revenues or operating performance. If our online retailing initiatives do not meet our customers’ expectations, it may reduce their desire to purchase goods from us both online and at brick and mortar stores and may materially adversely affect our business and results of operations.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

For the closeout merchandise that we source for our business, we have very little control over the supply, design, function, availability, or cost of many of the products that we offer for sale in our stores. Our ability to meet or exceed our operating performance targets depends upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us would likely have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

We rely on manufacturers located in foreign countries for significant amounts of merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2013, we purchased approximately 27% of our products directly from overseas vendors including 23% from vendors located in China, and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

Disruption to our distribution network, the capacity of our distribution centers, and the timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes or shortages in the transportation industry could negatively affect our distribution network, the timely receipt of merchandise and transportation costs. In addition, long-term disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. As we seek to expand our operation through the development of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as unexpected demands on our distribution network. In addition, our new store locations receiving shipments may be further away from our distribution centers which may increase transportation costs, accentuated by fuel prices and may create transportation scheduling strains.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially impact our business and financial performance.

We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. We obtain approximately one quarter of our merchandise directly from vendors outside of North America. These foreign vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

Declines in general economic condition, disposable income levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the economy of the United States. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of unseasonable weather, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Home Decor & Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. In particular, the economic conditions and weather patterns of four states (Ohio, Texas, California, and Florida) are important as approximately 33% of our current stores in our U.S. segment operate in these states and 35% of our 2013 net sales in our U.S. segment occurred in these states.

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

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act, state wage and hour, and shareholder class action lawsuits, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits and regulatory actions, including various collective or class action lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws and federal securities laws. We also are involved in shareholder derivative lawsuits and investigations concerning our compliance with environmental and hazardous waste regulations. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial attention and resources to defend ourselves. For a description of certain current legal proceedings, see note 10 to the accompanying consolidated financial statements.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, we may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers' compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. With the enactment of the Affordable Care Act, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.

We are required by accounting rules to periodically assess our property and equipment, intangible assets, and deferred tax assets for impairment and recognize an impairment loss or valuation charge, if necessary. In performing these assessments for our U.S. segment, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. If our financial performance significantly declines, it could negatively affect the results of our assessments of the recoverability of our property and equipment, intangible assets, and our deferred tax assets and trigger the impairment of these assets. Impairment or valuation charges taken against property and equipment, intangible assets, and deferred tax assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity (see the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A in this Form 10-K for additional information regarding our accounting policies for long-lived assets, and income taxes).

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

If we are unable to maintain or upgrade our computer systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our computer systems to process transactions, summarize results, and manage our business. Our computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations as a result. Any material interruption experienced by our computer systems could negatively affect our business and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

If we are unable to secure customer, employee, vendor and company data, our systems could be compromised, our reputation could be damaged, and we could be subject to penalties or lawsuits.

The protection of our customer, employee, vendor and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. A significant breach of customer, employee, or company data could attract a substantial amount of negative media attention, damage our customer relationships and our reputation, and result in lost sales, fines and/or lawsuits.

If we are unable to retain existing and secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores and a significant number of these leases expire or are up for renewal each year, as noted below in “Item 2. Properties” to this Form 10-K. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. Components of our sales growth strategy are to open new store locations, either as an expansion in an existing market or as an entrance into a new market, and to relocate certain stores to a new location within an existing market. If the commercial real estate market does not allow for us to negotiate favorable new store leases and lease renewals, our financial position, results of operations, and liquidity may be negatively affected.

If we are unable to attract, train, and retain highly qualified associates while also controlling our labor costs, our financial performance may be negatively affected.

Our customers expect a positive shopping experience, which is driven by a high level of customer service from our associates and a quality presentation of our merchandise. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified associates, while at the same time control labor costs. We compete with other retail businesses for many of our associates in hourly and part-time positions. These positions have historically had high turnover rates, which can lead to increased training and retention costs. In addition, our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing labor relations or benefits, such as the Affordable Care Act, and health insurance costs.

The loss of key personnel may have a material impact on our future results of operations.

We believe that we benefit substantially from the leadership and experience of our senior executives. During 2013, we hired a new Chief Executive Officer and several other senior leadership team members. The loss of services of any of these individuals could have a material adverse impact on our business. Competition for key personnel in the retail industry is intense and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

Changes in accounting guidance could significantly affect our results of operations and the presentation of those results.

Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The governing accounting bodies, specifically the Financial Accounting Standards Board (“FASB”), have issued new guidance that proposes numerous significant changes to current accounting standards. This new guidance could significantly change the presentation of financial information and our results of operations. Additionally, the new guidance may require us to make systems and other changes that could increase our operating costs. Specifically, implementing future accounting guidance related to leases and other areas impacted by the convergence projects between the FASB and the International Accounting Standards Board (“IASB”) could require us to make significant changes to our lease management system or other accounting systems.

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

We also may be subject to a number of other factors which may, individually or in the aggregate, materially or adversely affect our business. These factors include, but are not limited to:

•	Changes in governmental laws and regulations, including matters related to taxation;

•	A downgrade in our credit rating could negatively affect our ability to access capital or could increase our borrowing costs;

•	Events or circumstances could occur which could create bad publicity for us or for types of merchandise offered in our stores which may negatively impact our business results including our sales;

•	Infringement of our intellectual property, including the Big Lots trademarks, could dilute their value;

•	Other risks described from time to time in our filings with the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in North America, predominantly in strip shopping centers. Our stores in our U.S. segment have an average store size of approximately 30,600 square feet, of which an average of 21,900 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in Item 1. Business in this Form 10-K.

The average cost to open a new store in a leased facility during 2013 was approximately $1.3 million, including the cost of inventory. Except for 55 owned sites in our U.S. segment, all of our stores are leased. In 2013, we sold one store property for a price of $5.1 million. Additionally, we still own one site, which we closed in 2012, for which we have not yet completed the sale transaction. Since this owned site is no longer operating as an active store, it has been excluded from our store counts at February 1, 2014. The 55 owned stores are located in the following states:

State	Stores Owned
Arizona	2
California	39
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	55

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to ten years with multiple five-year renewal options. Sixty-nine store leases have sales termination clauses which can result in our exiting a location at our option if certain sales volume results are not achieved.

The following table summarizes the number of store lease expirations, by segment, in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table also includes the number of leases, within our U.S. segment, that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 17 month-to-month leases and 55 owned locations.

Fiscal Year:	Expiring Leases			Leases Without Options
	U.S.	Canada	Total	U.S.
2014	285	10	295	54
2015	248	9	257	42
2016	274	12	286	48
2017	197	22	219	33
2018	247	3	250	46
Thereafter	190	21	211	17

Warehouse and Distribution

At February 1, 2014, we owned or leased approximately 9.5 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically located across the United States in Ohio, California, Alabama, Oklahoma, and Pennsylvania. In Canada, at February 1, 2014, we leased two regional distribution centers located in British Columbia and one located in Ontario, all of which we closed during the fourth quarter of 2013 as part of the Canadian Wind Down. The regional distribution centers in our U.S. segment utilize warehouse management technology, which we believe enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers in our U.S. segment was approximately 2.7 million cartons per week in 2013. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner.

The number of owned and leased distribution centers and warehouse space and the corresponding square footage of the facilities by state and province at February 1, 2014, were as follows:

				Square Footage
State / Province	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
U.S. segment:
Ohio	1	—	1	3,559	—	3,559
California	1	—	1	1,423	—	1,423
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Sub-total	5	—	5	8,985	—	8,985
Canadian segment:
British Columbia	—	2	2	—	229	229
Ontario	—	1	1	—	261	261
Sub-total	—	3	3	—	490	490
Total	5	3	8	8,985	490	9,475

Corporate Offices

We own the facility in Columbus, Ohio that serves as our corporate office for our U.S. associates. We lease the facility in Brantford, Ontario that serves as our corporate office for our Canadian associates. As part of the Canadian Wind Down, we intend to close our office in Brantford, Ontario in the first quarter of 2014.

Item 3. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose actual or known contemplated legal proceedings to which a governmental authority and we are each a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Accordingly, please refer to the discussion in note 10 to the accompanying consolidated financial statements regarding the subpoena we received from the District Attorney for the County of Alameda, State of California.

Aside from this matter, no response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, also see note 10 to the accompanying consolidated financial statements

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at February 1, 2014 were as follows:

Name	Age	Offices Held	Officer Since
David J. Campisi	57	Chief Executive Officer and President	2013
Lisa M. Bachmann	52	Executive Vice President, Chief Operating Officer	2002
Richard R. Chene	51	Executive Vice President, Chief Merchandising Officer	2013
Joe R. Cooper	56	Executive Vice President and President, Big Lots Canada, Inc.	2000
Timothy A. Johnson	46	Executive Vice President, Chief Financial Officer	2004
Lucy Cindric	58	Senior Vice President, General Merchandise Manager	2013
Leslie R. Johnson III	50	Senior Vice President, General Merchandise Manager	2013
Ronald D. Parisotto	49	Senior Vice President, General Counsel and Corporate Secretary	2014
Carlos V. Rodriguez	46	Senior Vice President, Distribution and Transportation Services	2012
Michael A. Schlonsky	47	Senior Vice President, Human Resources	2000
Andrew D. Stein	48	Senior Vice President, Chief Customer Officer	2013
Stewart W. Wenerstrom	47	Senior Vice President, Chief Information Officer	2005
Martha Withers-Hall	60	Senior Vice President, General Merchandise Manager	2013
Paul A. Schroeder	48	Vice President, Controller	2005

David J. Campisi is our Chief Executive Officer and President. Before joining Big Lots in May 2013, Mr. Campisi served as the Chairman and Chief Executive Officer of Respect Your Universe, Inc., an activewear retailer. Mr. Campisi previously served as the Chairman, President and Chief Executive Officer of The Sports Authority, Inc., a sporting goods retailer. Prior to that, Mr. Campisi served as Executive Vice President and General Merchandise Manager, Women’s Apparel, Accessories, Intimates and Cosmetics of Kohl’s Corporation, a department store retailer. Additionally, Mr. Campisi served as Senior Vice President and General Merchandise Manager, Apparel, Home, and Home Electronics of Fred Meyer’s Corporation, a department store retailer.

Lisa M. Bachmann is responsible for store operations, information technology, merchandise planning and allocation, and distribution and transportation services. Ms. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012, and assumed responsibility for store operations. Ms. Bachmann was promoted to Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010 and assumed responsibility for distribution and transportation services. Ms. Bachmann assumed responsibility for information technology in 2005. Ms. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002. Prior to joining us, Ms. Bachmann was Senior Vice President of Planning and Allocation of Ames Department Stores, Inc., a discount retailer.

Richard R. Chene is responsible for merchandising and global sourcing. Mr. Chene joined us in 2013 as Executive Vice President, Chief Merchandising Officer. Prior to joining us, Mr. Chene was the President of The Kitchen Collection, a kitchenware retailer, which operates kitchenware stores and Vice President, General Merchandise Manager of Petco Animal Supplies, Inc., a pet store retailer. Additionally, Mr. Chene has served as a divisional merchandise manager at Sears Holdings Corporation, Giant Eagle, Inc., and May Department Stores, Co., which are general merchandise and grocery retailers.

Joe R. Cooper is responsible for our Canadian operations. Mr. Cooper was appointed President of Big Lots Canada, Inc. in July 2011. Mr. Cooper was promoted to Executive Vice President in March 2010. Prior to that, Mr. Cooper was promoted to Senior Vice President and Chief Financial Officer in February 2004. Mr. Cooper joined us as Vice President of Strategic Planning and Investor Relations in May 2000. In July 2000, he assumed responsibility for the treasury department and was appointed Vice President, Treasurer.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate and asset protection. Mr. Johnson was promoted to Executive Vice President, Chief Financial Officer in March 2014. Mr. Johnson assumed responsibility for real estate in June of 2013 and asset protection in November 2013. Mr. Johnson was promoted to Senior Vice President, Chief Financial Officer in August 2012, and assumed responsibility for our treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011 after serving as Vice President of Strategic Planning and Investor Relations since January 2004. He joined us in August 2000 as Director of Strategic Planning. Prior to joining us, Mr. Johnson held various positions of increasing responsibility at The Limited, Inc, culminating in his last position as Director of Financial Reporting for Structure, a former division of The Limited, Inc, an apparel retailer.

Lucy Cindric is responsible for merchandising in our Seasonal and Electronics & Accessories merchandise categories. Ms. Cindric joined us in 2013 as Senior Vice President, General Merchandise Manager for our Seasonal and Electronics merchandise categories. Prior to joining us, Ms. Cindric held various senior merchandising positions, including Senior Vice President, General Merchandise Manager, with Stage Stores, Inc., a department store retailer. Additionally, Ms. Cindric served as Senior Vice President and General Merchandise Manager, Apparel and Home at Wal-Mart Stores, Inc., a discount retailer.

Leslie R. Johnson III is responsible for merchandising in our Food and Consumables merchandise categories. Mr. Johnson joined us in 2013 as Vice President, Divisional Merchandise Manager for the food category and was promoted to Senior Vice President, General Merchandise Manager for our Food and Consumables merchandise categories in 2013. Prior to joining us, Mr. Johnson held various senior merchandising positions with Family Dollar, Inc. a discount retailer and Sears Holding Corporation, a department store retailer.

Ronald D. Parisotto is responsible for legal affairs. Mr. Parisotto joined us in 2014 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Parisotto was the Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer with Choice Hotels International, a global hotel franchising company.

Carlos V. Rodriguez is responsible for warehousing, distributing, and transporting merchandise. Mr. Rodriguez joined us in 2012 as Senior Vice President, Distribution and Transportation Services. Prior to joining us, Mr. Rodriguez held various supply chain management positions, including Vice President, Supply Chain Operations, with Office Depot, Inc., an office supply retailer.

Michael A. Schlonsky is responsible for talent management and oversight of human resources. He was promoted to Senior Vice President, Human Resources in August 2012. Mr. Schlonsky was promoted to Vice President, Associate Relations and Benefits in 2010 and assumed responsibility for compensation in 2011. Prior to that, Mr. Schlonsky was promoted to Vice President, Associate Relations and Risk Management in 2005. Mr. Schlonsky joined us in 1993 as Staff Counsel and was promoted to Director, Risk Management in 1998, and to Vice President, Risk Management and Administrative Services in 2000.

Andrew D. Stein is responsible for marketing, advertising, brand development and merchandise presentation. Mr. Stein joined us in 2013 as Senior Vice President, Chief Customer Officer. Prior to joining us, Mr. Stein was the Chief Marketing Officer at Kmart, a division of Sears Holding Corporation, a retailer.

Stewart W. Wenerstrom is responsible for information technology. Mr. Wenerstrom was promoted to Senior Vice President, Chief Information Officer in 2013. He was promoted to Vice President, Program Management Office in 2012. Prior to that, Mr. Wenerstrom was promoted to Vice President, Merchandise Support in 2007 and prior to that he was promoted to Vice President, Furniture Allocation and Replenishment in 2005. He joined us in 2003 as Director, Merchandise Information Office. Prior to joining us, Mr. Wenerstrom was as associate partner with Accenture, a consulting firm.

Martha Withers-Hall is responsible for merchandising in our Soft Home, Hard Home, and Home Décor & Furniture merchandise categories. Ms. Withers-Hall joined us in 2013 as Senior Vice President, General Merchandise Manager for our Furniture and Home merchandise categories. Prior to joining us, Ms. Withers-Hall held various senior merchandising positions, including Senior Vice President, General Merchandise Manager, with Stage Stores, Inc., a department store retailer and Senior Vice President, General Merchandise Manager with Stein Mart, Inc., a discount clothing, accessories and housewares retailer.

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

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices per common share for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter	$37.81	$32.07	$47.22	$34.46
Second Quarter	39.22	31.17	41.42	33.50
Third Quarter	37.98	31.56	42.26	28.46
Fourth Quarter	$39.02	$26.49	$32.66	$26.69

Our Board of Directors historically has authorized reinvesting available cash in capital expenditures for growth opportunities, improving the Company’s information systems, and maintaining our assets. After making such investments, the Company has utilized its excess cash for share repurchase programs. We historically have not paid dividends. Any future decisions on the uses of excess cash will be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

The following table sets forth information regarding our repurchase of our common shares during the fourth fiscal quarter of 2013:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2013 - November 30, 2013	—	$—	—	$—
December 1, 2013 - December 28, 2013	—	—	—	—
December 29, 2013 - February 1, 2014	—	—	—	—
Total	—	$—	—	$—

On March 5, 2014, our Board of Directors authorized a program for the repurchase of up to $125.0 million of our common shares (“2014 Repurchase Program”). The 2014 Repurchase Program has no scheduled termination date.

At the close of trading on the NYSE on March 28, 2014, there were approximately 794 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended February 1, 2014, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 30, 2010, January 29, 2011, January 28, 2012, February 2, 2013 and February 1, 2014. The graph and table assume that $100 was invested on January 31, 2009, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$400
$350
$300
$250
$200
$150
$100
$50
$0
Jan09
Jan10
Jan11
Jan12
Jan13
Jan14
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base
	Period
	January	January	January	January	January	January
Company / Index	2009	2010	2011	2012	2013	2014
Big Lots, Inc.	$100.00	$211.23	$236.58	$297.40	$240.45	$199.18
S&P 500 Index	100.00	133.14	161.44	170.03	199.96	240.88
S&P 500 Retailing Index	$100.00	$155.55	$197.80	$224.34	$285.12	$357.39

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year (d)
(In thousands, except per share amounts and store counts)	2013 (a) (c)	2012 (b) (c)	2011 (a) (c)	2010 (a)	2009 (a)
Net sales	$5,301,912	$5,367,165	$5,159,249	$4,905,631	$4,675,575
Cost of sales (exclusive of depreciation expense shown separately below)	3,236,606	3,254,837	3,096,200	2,904,600	2,768,866
Gross margin	2,065,306	2,112,328	2,063,049	2,001,031	1,906,709
Selling and administrative expenses	1,759,745	1,708,160	1,629,218	1,569,271	1,525,074
Depreciation expense	115,122	106,137	90,135	78,540	74,822
Gain on sale of real estate	—	—	—	—	(12,964)
Operating profit	190,439	298,031	343,696	353,220	319,777
Interest expense	(3,339)	(4,192)	(3,530)	(2,573)	(1,840)
Other income (expense)	(1,213)	51	(173)	612	175
Income from continuing operations before income taxes	185,887	293,890	339,993	351,259	318,112
Income tax expense	61,118	116,921	133,835	131,132	119,852
Income from continuing operations	124,769	176,969	206,158	220,127	198,260
Income from discontinued operations, net of tax	526	152	906	2,397	2,109
Net income	$125,295	$177,121	$207,064	$222,524	$200,369
Earnings per common share - basic:
Continuing operations	$2.17	$2.96	$3.02	$2.84	$2.43
Discontinued operations	0.01	—	0.01	0.03	0.03
	$2.18	$2.96	$3.03	$2.87	$2.45
Earnings per common share - diluted:
Continuing operations	$2.15	$2.93	$2.97	$2.80	$2.40
Discontinued operations	0.01	—	0.01	0.03	0.03
	$2.16	$2.93	$2.98	$2.83	$2.42
Weighted-average common shares outstanding:
Basic	57,415	59,852	68,316	77,596	81,619
Diluted	57,958	60,476	69,419	78,581	82,681
Balance sheet data:
Total assets	$1,739,599	$1,753,626	$1,641,310	$1,619,599	$1,669,493
Working capital	543,614	460,996	421,836	509,788	580,446
Cash and cash equivalents	68,629	60,581	68,547	177,539	283,733
Long-term obligations under bank credit facility	77,000	171,200	65,900	—	—
Shareholders’ equity	$901,427	$758,142	$823,233	$946,793	$1,001,412
Cash flow data:
Cash provided by operating activities	$198,334	$281,133	$318,471	$315,257	$392,026
Cash used in investing activities	$(97,495)	$(130,357)	$(120,712)	$(114,552)	$(77,937)
Store data:
Total gross square footage	47,489	47,376	45,780	42,037	40,591
Total selling square footage	34,255	34,267	33,119	30,210	29,176
Stores opened during the fiscal year	57	87	92	80	52
Stores acquired during the fiscal year	—	—	89	—	—
Stores closed during the fiscal year	(61)	(46)	(46)	(43)	(30)
Stores open at end of the fiscal year	1,570	1,574	1.533	1,398	1,361

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

(c)	On July 18, 2011, we completed our acquisition of Liquidation World Inc. (now known as Big Lots Canada, Inc.), whose results are included in the consolidated results since that date.

(d)
In the fourth quarter of 2013, we ceased the operations of our wholesale business; therefore, the results of operations for all fiscal years presented have been reclassified to reflect the discontinuance of the wholesale business.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2013 and 2011 were each comprised of 52 weeks. Fiscal year 2012 was comprised of 53 weeks. Fiscal year 2014 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2013 that we believe are key indicators of both our consolidated and segment operating performance when compared to 2012.

Consolidated Highlights

•	Net sales decreased $65.3 million, or 1.2%.

•	Diluted earnings per common share from continuing operations decreased from $2.93 in 2012 to $2.15 in 2013.

◦
Our 2013 results included the impact of the Canadian Wind Down, which involved an aggregate of $23.7 million in impairments, severance charges, and contract termination costs and increased markdowns to begin liquidating our inventory, offset by a $23.9 million U.S. deferred tax benefit.

◦
Our 2012 results included the impact of a non-cash, non-recurring charge of $0.06 per diluted share related to a change in accounting principle associated with the implementation of our new retail inventory systems in the U.S.

•	Inventory decreased by 0.3%, or $3.1 million, to $915.0 million in 2013.

U.S. Segment Highlights

•	Net sales decreased $87.6 million or 1.7%.

•	Comparable store sales for stores open at least fifteen months decreased 2.7%.

•	Gross margin dollars decreased $47.3 million and gross margin rate decreased 20 basis points from 39.4% to 39.2% of sales.

•	Selling and administrative expenses increased $24.4 million. As a percentage of net sales, selling and administrative expenses increased 100 basis points to 32.5% of sales.

•	Operating profit rate decreased 150 basis points to 4.5%.

Canadian Segment Highlights

•	In the fourth quarter of 2013, we announced the Canadian Wind Down was to substantially occur during the first quarter of 2014.

•	Costs associated with the Canadian Wind Down are estimated to range from $60 million to $64 million, of which $24 million were incurred in 2013.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.0	60.6	60.0
Gross margin	39.0	39.4	40.0
Selling and administrative expenses	33.2	31.8	31.6
Depreciation expense	2.2	2.0	1.7
Operating profit	3.6	5.6	6.7
Interest expense	(0.1)	(0.1)	(0.1)
Other income (expense)	(0.0)	0.0	(0.0)
Income from continuing operations before income taxes	3.5	5.5	6.6
Income tax expense	1.2	2.2	2.6
Income from continuing operations	2.4	3.3	4.0
Loss from discontinued operations, net of tax	0.0	0.0	0.0
Net income	2.4%	3.3%	4.0%

See the discussion below under the captions “2013 Compared To 2012” and “2012 Compared To 2011” for additional details regarding the specific components of our operating results.

In December 2013, we announced the Canadian Wind Down would begin in the fourth quarter of 2013 and continue through the first quarter of 2014. During 2013, we recorded $19.7 million in charges associated with the impairment of the property and equipment, goodwill, and certain intangible assets relating to our Canadian segment, $2.7 million in severance charges associated with the closing of our Canadian distribution centers and certain functions within our Canadian administrative offices, and $1.3 million in contract termination costs associated with the operating leases of our distribution centers. Please see note 13 to the accompanying consolidated financial statements for a more detailed discussion regarding the Canadian Wind Down activities. Additionally, in 2013, we recorded a $23.9 million U.S. deferred tax benefit associated with the excess tax basis related to our investment in our Canadian segment.

In 2013, our selling and administrative expenses include a $4.4 million charge associated with the settlement of a legal matter, which was partially offset by a $3.6 million gain on the sale of a company-owned property in California.

In 2012, the cost of sales increase included a charge of $5.6 million (0.1% of net sales) due to a change in accounting principle resulting from our successful implementation of new retail inventory management systems. This non-cash charge reduced both income from continuing operations and net income by $3.4 million, or 10 basis points. Please see note 1 to the accompanying consolidated financial statements for a more detailed discussion regarding this change in accounting principle.

Seasonality

As discussed in “Item 1. Business - Seasonality” of this Form 10-K, our financial results fluctuate from quarter to quarter depending on various factors such as the timing of new or closed stores, the timing and extent of advertisements and promotions, and the timing of holidays. We expect the Christmas holiday selling season to continue to produce a significant portion of our sales and operating profits. If our sales performance is significantly better or worse during the Christmas holiday selling season, we would expect a more pronounced impact on our annual financial results than if our sales performance is significantly better or worse in a different season.

The following table sets forth the seasonality of net sales and operating profit for 2013, 2012, and 2011 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2013
Net sales as a percentage of full year	24.6%	23.0%	21.5%	30.9%
Operating profit as a percentage of full year	30.0	17.2	(4.0)	56.8
Fiscal Year 2012
Net sales as a percentage of full year	24.0%	22.6%	20.9%	32.5%
Operating profit as a percentage of full year	23.1	13.3	(2.4)	66.0
Fiscal Year 2011
Net sales as a percentage of full year	23.6%	22.4%	21.8%	32.2%
Operating profit as a percentage of full year	24.9	17.1	2.3	55.7

Operating Strategy

In May of 2013, Mr. Campisi joined us as our Chief Executive Officer and President. Under Mr. Campisi’s leadership, we reevaluated the key components of our operating strategy, the organization’s leadership and structure, and the businesses that we operated. After performing his review, Mr. Campisi and the senior management team introduced our new operating strategy, the Edit to Amplify strategy (“Edit to Amplify”), which applies to all aspects of our business, but has a particular focus on merchandising, marketing, and our customers’ shopping experience, all of which we believe are the key drivers of our net sales. Edit to Amplify is a strategy that focuses our entire attention on our core customer. We believe our Edit to Amplify strategy will help us to exceed the expectations of our core customer, to whom we refer as Jennifer, by adopting a customer-first mentality and delivering a product assortment that meets her everyday needs while delivering excitement and surprises aimed to drive discretionary purchases. The following sections provide additional discussion and analysis of our Edit to Amplify strategy. During this transition period, as we embrace this new focus for our business, we anticipate in 2014:

•	Earnings per diluted share from continuing operations to be $2.25 to $2.45 for our U.S. segment.

◦
Our earnings per diluted share from continuing operations assumes the Canadian Wind Down and the related reclassification of the results of our Canadian segment to discontinued operations. We anticipate a loss from discontinued operations in the range of $37 million to $41 million, or $0.64 to $0.71 per diluted share.

•
Net sales for our U.S. segment will be in the range of flat to a slight decrease driven by comparable stores sales in the range of flat to an increase of 2%, partially offset by a lower expected store count.

•	Opening 30 new stores and closing 50 stores in our U.S. segment.

•
Cash flow (operating activities less investing activities) of approximately $140 million for future reinvestment, return to shareholders, and / or to lower our obligations under the 2011 Credit Agreement.

◦	Forecasting U.S. segment cash flow of $165 million.

◦	Our forecasted cash flow also includes payments of $25 million associated with the Canadian Wind Down.

◦	In March, our Board of Directors authorized the repurchase of up to $125 million of our common shares, which is expected to be funded by our $140 million of cash flow.

The “2013 Compared To 2012” section below provides additional discussion and analysis of our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

U.S. Segment

Merchandising

The goal of exceeding our core customer’s expectations will be driven by the delivery of a product assortment that is meaningful to our core customer, combined with the quality and ease of the shopping experience. Our Edit to Amplify strategy focuses on the two separate “Edit” and “Amplify” components to achieve our goal of exceeding our core customer’s expectations. The “Edit” component focuses on continuously evaluating our product mix and downsizing, or potentially eliminating, those departments within our merchandise categories and product offerings which we believe are not top of mind with our core customer and we do not maintain a competitive advantage. The “Amplify” component of our Edit to Amplify strategy seeks to expand the assortment of those departments within our merchandise categories and product offerings that we believe are important to our core customer’s shopping experience and with respect to which we believe we have a competitive advantage in pricing and sourcing. In the fourth quarter of 2013, we made significant changes to our merchandising team to execute our new strategy and we restructured our merchandise categories to: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. We believe the restructured merchandise categories better align our business with how our core customer shops our stores. Our restructured categories place differing emphasis on essential items (needs) and discretionary items (wants).

•
Our Food and Consumables categories will focus primarily on catering to our core customers’ daily essentials, or “need, use, buy most” items. We believe our competitive advantage in the Food and Consumables categories revolves around our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a number of different reasons, including other retailers canceling orders, other retailers going out of business, marketing or packaging changes, or a new product launch that has failed. We believe our vendor relationships along with the size and financial strength of our company afford us these opportunities. In addition to closeouts, we intend to expand our everyday offerings, including the roll-out of coolers and freezers in 2014.

•
Our Soft Home and Hard Home will address our core customers’ cooking and living essentials, such as tabletop, bedding, and bath, as well as their home-related discretionary items, such as small appliances, home fashion, and accents. We believe that our competitive advantage in the Soft Home and Hard Home categories is principally based around value, which is a combination of the pricing and quality of our goods. In these categories, our merchandise mix is comprised of replenishable products as the closeout penetration is lower than Food and Consumables. As we edit to amplify, we will be consistently introducing more fashion based products that our core customer uses to decorate her home, while editing areas that our core customer has communicated are not important to her, such as home maintenance, tools, and paint.

•
Our Furniture & Home Décor category’s primary focus will be our core customers’ home furnishing needs, such as upholstery, mattresses, ready-to-assemble, and case goods, as well as discretionary items, such as décor, frames, and framed art. In Furniture & Home Décor, we believe our competitive advantage is our sourcing relationships and everyday value offerings. The majority of our offerings in these categories are replenishable products from recognized brand-name manufacturers or sold under our own brands. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow for us to work directly with them to create product offerings specifically for our store, which allows for us to provide a high-quality product at a competitive price.

•
Our Seasonal and Electronics & Accessories categories will focus around our core customers’ discretionary purchases, such as patio furniture and Christmas trim. For the Seasonal and Electronics & Accessories categories, there is not always an abundant supply of closeout inventory. As such, we generally work with vendors to develop product for us based on our merchants’ market evaluations. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. During 2014, we will reduce our offerings in the Electronic & Accessories category, as we have concluded that we do not have a competitive advantage in pricing on products such as televisions, cameras, GPS devices, or gaming.

In order to support our realigned merchandise categories, we updated our merchandising management organizational hierarchy by adding general merchandise managers, who report directly to our chief merchandising officer, back to our management team. Their responsibility is to ensure that our merchandise offerings are cohesive across merchandise categories throughout the year and to introduce and implement broader programs associated with merchandise execution. The expected outcome of our new strategies, re-alignment, and enhancement to our merchandising management team is to increase our total company comparable store sales (“comps”). We will focus our performance review of merchandise management on comps by merchandise category, as we believe it is the key metric that will drive long-term company net sales performance. By focusing on growing merchandise categories, which includes managing contraction in certain departments, we believe our merchandise management team can address our customer's changing shopping behaviors and implement more tailored programs within each merchandise category, which will lead to growing our comps by merchandise category in 2014.

Marketing

In the fourth quarter of 2013, we began shifting our marketing efforts to focus on connecting with our core customer in new forms of media that she now uses in her daily life. Historically, our marketing communication efforts have involved a mix of printed ad circulars, television advertising, email advertising, and in-store signage. In the later parts of 2013 with the shift in the management team, we began a more concentrated effort on embracing social media as a method of communicating with our core customer through outlets such as Twitter, Facebook, and YouTube. With the continued proliferation of online and mobile technologies, we need to better compete for our core customer's attention and drive both brand and product awareness on platforms in which our core customer communicates. For example, in early 2014, we introduced a new campaign - “The Thrift is Back” - via social media which promotes our newly formed arrangement with Hostess, where we will effectively be functioning as Hostess’s thrift outlet locations. We believe Jennifer responds to our brand-name offerings, therefore we want to ensure our message and promotions are delivered to her in a timely and meaningful way. In 2014, we intend to grow our presence and use of social media to connect with customers as we introduce new programs and campaigns.

Our core customer remains active in electronic communication, and as such, we continue to market to our Buzz Club Rewards members through email campaigns and promotions. In 2013, we restructured our rewards program from a cumulative transaction approach for issuing promotional discounts to a program based on targeted promotions expected to attract members to our stores for new merchandise or promotional events. The goals of the promotions can vary from attempting to tailor the shopping experience based on past purchasing behaviors, to introducing products that a member has previously not purchased from us with the hope of changing their shopping habits. As we continue to learn additional information about our members, we will refine our methodologies for incenting our rewards members.

In 2014, we will continue to communicate our product offerings in order to grow comps through the following traditional approaches to advertise, in addition to social media and our rewards program:

•	Printed advertising circulars and promotional pricing to create excitement surrounding the deals that we offer;

•	Television commercials broadcast nationwide to promote our brand and, from time to time, promote items or special discounts in our stores; and

•	In-store signage initiatives that focus on promoting value.

Shopping Experience

During 2013, we tested a variety of initiatives aimed at improving our core customer’s shopping experience with an overall goal of driving increased comps. Specifically, we identified two programs that we will be rolling-out on a broader scale during 2014 to further demonstrate our customer-first mentality.

First, we tested a cooler and freezer program in approximately 100 stores in 2013. The goal of the program was to increase the convenience of the shopping experience for our core customer in our Food category. We determined that our core customer could not complete a portion of the weekly grocery shopping in our stores, as we did not offer refrigerated and frozen food products needed to complete her basket. Our test results were positive; therefore, we will be implementing our cooler and freezer program to approximately 600 additional stores in 2014. Additionally, by introducing coolers and freezers, the Food assortment that we will offer in many of these locations will qualify for certain governmental assistance programs, such as the supplemental nutrition assistance program (“SNAP”), which will provide our customer with another source of funds to spend at our stores. We believe these programs will help drive comps in both our Food and Consumables categories.

In 2013, we analyzed our customer financing program available in our Furniture & Home Décor category, and concluded that our current offering was not competitive as too few of our customers were qualifying for access. Effectively, we were not providing an adequate financing solution to assist our core customer in completing the larger purchases that the customer may have desired. In response to this conclusion, in the second half of 2013, we tested a new lease-to-purchase solution provided by a third party. To date, our new provider’s program has qualified a larger percentage of our core customers for access to financing. In 2014, we will implement an expanded roll-out of the new lease-to-purchase program to approximately 1,300 stores, or more than 85% of our total fleet. We believe the new lease-to-purchase program will increase comps in the Furniture & Home Décor category as our core customer will have a convenient source of financing to either complete or expand her home furnishing purchases.

Real Estate

We have determined our average store size of approximately 22,000 selling square feet is an appropriate size for us to provide our core customers with a positive shopping experience and properly present our restructured merchandise categories. This store size enables us to present a representative assortment of products in the merchandise categories that our core customer finds meaningful; therefore when we relocate or open new stores in the future, we intend to open stores of a similar size. In 2012 and 2013, we performed store remodel programs in approximately 3% of our stores in five geographic markets: Miami, Florida; Tampa, Florida; Modesto, California; San Francisco, California; and in the border region of Tennessee and Virginia. Although we believe the remodeled stores created an improved shopping experience, incremental sales results were inconsistent and did not generate enough evidence to support a broader roll-out this program.

Our focus will be on improving our comps and enhancing our core customer’s shopping experience. Currently, we anticipate a slight decrease in our total store count in 2014. As discussed in “Item 2. Properties,” of this Form 10-K, we have 285 U.S. store leases which will expire in 2014. During 2014, we anticipate closing approximately 50 of those locations. The majority of these closings will be the result of either relocation to a better location, a lack of renewal options, or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market and the overall company. The balance of the closings will be the result of our choice to relocate the store to an improved location nearby. For our remaining store locations with fiscal 2014 lease expirations, we expect to exercise our renewal option or negotiate more favorable lease renewal terms sufficient enough to allow us to continue operations and achieve an acceptable return on our investment.

Canadian Segment

During 2013, we announced that the Canadian Wind Down would begin in the fourth quarter of 2013 and continue through the first quarter of 2014. During the fourth quarter of 2013, we discontinued receiving merchandise and closed our distribution centers. During the first quarter of 2014 and prior to filing this Form10-K, we closed all of our remaining stores. Additionally, we transferred the majority of our administrative functions from our office in Brantford, Ontario to our office in Columbus, Ohio.

We also intend to close our office in Brantford, Ontario in its entirety during the first quarter of 2014.

Discontinued Operations

During 2013, we completed the wind down of the wholesale business within our U.S. segment. As the operations were ceased in 2013, we reported the results of our wholesale business as discontinued operations and reclassified our prior period results, both consolidated and those of our U.S. segment, to reflect this change from continuing operations to discontinued operations.

We continue to incur an insignificant amount of costs on the 130 stores we closed in 2005 that are classified as discontinued operations. We also report certain activity related to our prior ownership of the KB Toys business in discontinued operations. See note 14 to the accompanying consolidated financial statements for a more detailed discussion of all of our discontinued operations.

2013 COMPARED TO 2012

U.S. Segment

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in 2013 compared to 2012 were as follows:

(In thousands)	2013		2012		Change		Comps
Furniture & Home Décor	$1,072,410	20.9%	$1,060,993	20.4%	$11,417	1.1%	(0.5)%
Seasonal	958,681	18.7	971,003	18.6	(12,322)	(1.3)	(2.9)
Consumables	918,124	17.9	905,444	17.4	12,680	1.4	1.0
Food	747,840	14.6	742,267	14.2	5,573	0.8	0.0
Hard Home	514,232	10.0	543,954	10.4	(29,722)	(5.5)	(6.1)
Electronics & Accessories	486,331	9.5	556,658	10.7	(70,327)	(12.6)	(13.1)
Soft Home	427,137	8.4	431,999	8.3	(4,862)	(1.1)	(2.1)
Net sales	$5,124,755	100.0%	$5,212,318	100.0%	$(87,563)	(1.7)%	(2.7)%

In the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Our U.S. segment now uses the following merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationary, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. Fiscal 2013 and 2012 sales results have been reclassified to reflect this realignment.

Net sales decreased $87.6 million or 1.7% to $5,124.8 million in 2013, compared to $5,212.3 million in 2012.  The decrease in net sales was primarily driven by a 2.7% decrease in comparable store sales, which reduced net sales by $131.5 million, and the reduction of one week of sales in 2013 compared to 2012, as 2012 was a 53-week retail calendar year. Our comps are calculated by using all stores that were open for at least fifteen months. This decline was partially offset by an increase of $43.9 million, principally due to operating a higher average number of open stores during 2013 than 2012. Consumables experienced a comp increase, which was principally driven by growth in our pet department, which benefited from a product and space expansion during the first half of 2013. Food generated a flat comp, which was comprised of negative comps in the first half of 2013 and positive comps during the second half of 2013, as customers responded to improved consistency of quality, branded product assortments and closeouts in most major departments. The slight comp decrease in Furniture & Home Décor was driven by comp decreases in our home décor offerings, partially offset by a comp increase in our traditional furniture business (e.g. upholstery, mattresses, case goods, and ready-to-assemble departments). By re-aligning, our home décor and frames departments with our upholstery and case goods, we anticipate that we will be able to better coordinate our merchandise offerings and presentation, which should improve their comp performance. The decrease in Soft Home comps occurred in most departments, which was a significant contributing factor to the re-alignment of the former Home category. We believe separating Soft Home and Hard Home merchandise and aligning our merchants in those areas will narrow their focus and allow us to provide an assortment that is consistent with our core customer’s needs. The decrease in our Seasonal category’s comp was driven by an underperformance during our holiday selling season, particularly in our toys and Christmas trim departments, which was negatively impacted by the snow and cold weather which occurred early in the holiday selling season. The Seasonal category decrease was partially offset by a positive performance in our lawn & garden department driven by a better merchandise assortment in our patio offerings and a favorable summer weather pattern in 2013 compared to 2012. The decrease in Hard Home comps occurred in most departments and was driven by our home maintenance, auto, tools, and paint departments, which was a primary consideration when determining to exit these classifications after continued underperformance. The decrease in comps in Electronics & Accessories was primarily driven by lower electronics sales, particularly in tablet, digital camera, gaming and DVD products, as customers have not responded to our assortment of product offerings. Additionally, throughout 2013, we began to narrow our product offerings in our electronics department in order to appropriately react to our customer's response and overall trends for this category in the retail marketplace.

For 2014, we expect net sales to be in the range of a slight increase to a slight decrease to 2013, which is based on overall comps that range from flat to an increase of 2% and an expected overall lower store count. We expect above average comps from our Furniture & Home Décor and Food categories, driven by our chain wide roll-out of our lease-to-own program and investments in coolers and freezers. Additionally, we anticipate below average comps in our Hard Home and Electronics & Accessories categories due to our downsizing of numerous departments as we Edit to Amplify other categories.

Gross Margin
Gross margin dollars decreased $47.3 million or 2.3% to $2,007.4 million in 2013, compared to $2,054.7 million in 2012.  The decrease in gross margin dollars was principally due to both a decrease in net sales, which decreased gross margin dollars by approximately $34.5 million, and a lower gross margin rate, which decreased gross margin dollars by approximately $12.8 million.  Gross margin as a percentage of net sales decreased 20 basis points to 39.2% in 2013 compared to 39.4% in 2012.  The gross margin rate decrease was principally due to a higher markdown rate during the fourth quarter of 2013 as compared to the fourth quarter of 2012. During the fourth quarter of 2013, we began implementing the “Edit” portion of our Edit to Amplify strategy, which involved conducting significant promotional activities to reduce our inventory in certain departments, including auto, tools, and home maintenance, as a result of our planned reductions in the focus and square footage we intend to dedicate to those departments as well as editing merchandise within other departments.

For 2014, we expect our gross margin rate to be slightly higher than 2013, as we anticipate lower levels of markdowns will be necessary to achieve our planned sales.

Selling and Administrative Expenses
Selling and administrative expenses were $1,664.2 million in 2013, compared to $1,639.8 million in 2012.  The increase of $24.4 million or 1.5% was primarily due to increases in store occupancy expenses of $18.5 million, distribution and transportation expenses of $6.9 million, corporate office payroll of $4.8 million, and a non-recurring litigation settlement of $4.4 million, partially offset by decreases in professional fees of $5.3 million and share-based compensation expense of $4.7 million, and a gain on the sale of real estate of $3.6 million.  The increase in store occupancy expenses was primarily the result of an increase in the average number of stores operating per month in 2013 as compared to 2012. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The increase in general office payroll expenses was primarily driven by separation activities that occurred during the second, third, and fourth quarters of 2013 combined with annual merit increases. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs. The decrease in professional fees was primarily driven by decreased consulting fees related to various ongoing information systems projects and decreased legal expenses related to pending litigation and other matters. The gain on sale of real estate resulted from our sale of an owned store location in the third quarter of 2013.

As a percentage of net sales, selling and administrative expenses increased by 100 basis points to 32.5% in 2013 compared to 31.5% in 2012. The primary drivers of the 100 basis point deleverage in selling and administrative expenses were the 2.7% decrease in overall comp performance, as the percentage increase in expense dollars was commensurate with the growth in store count, and the increase in our distribution and transportation expenses. Our future selling and administrative expense as a percentage of net sales rate is dependent upon many factors including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2014, we are forecasting an expense rate slightly higher than the rate achieved in 2013. Store expenses and distribution and transportation expenses are expected to leverage as dollar growth in these areas is forecasted to be at a slower rate than our anticipated sales growth. These leveraged expenses are expected to be offset by higher healthcare expenses from the enactment of the Affordable Care Act, higher bonus expenses as we expect to achieve our corporate financial goals in 2014 as compared to 2013 when those goals were not achieved, and certain operational investments in e-commerce activities.

Depreciation Expense
Depreciation expense increased $10.1 million to $113.2 million in 2013 compared to $103.1 million in 2012. The increase is directly related to our new store openings in both 2013 and late 2012, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of net sales increased by 20 basis points compared to 2012.

For 2014, we expect capital expenditures of approximately $115 million to $120 million, which includes maintenance capital for our stores, distributions centers, and corporate offices, the construction and opening of 30 new stores and investing in coolers, freezers and e-commerce technologies. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2014 depreciation expense to be approximately $120 million, which would represent an increase from the $113.2 million of depreciation expense in 2013.

Operating Profit
Operating profit was $229.9 million in 2013 as compared to $311.7 million in 2012. The decrease in operating profit was primarily driven by the items discussed in the Net Sales, Gross Margin, Selling and Administrative Expenses, and Depreciation Expense sections above and the impact of the occurrence of a 53rd week in 2012 that did not recur in 2013. In addition, our operating profit in 2012 increased by approximately $5.0 million from the occurrence of the 53rd week.

Canadian Segment

Our Canadian segment’s net sales increased $22.4 million to $177.2 million in 2013, as compared to $154.8 in 2012. Our operating loss was $39.5 million in 2013 compared to $13.7 million in 2012. As we began to execute our wind down activities during the fourth quarter of 2013, we began a markdown program to facilitate the liquidation of inventory in the fourth quarter of 2013, which increased sales during the fourth quarter, but at a reduced gross margin rate. Additionally, during the fourth quarter of 2013, we impaired our goodwill associated with our Canadian segment by $12.7 million, impaired the value of our property and equipment by $6.5 million to its salvage value, reduced the value of our inventory to its net realizable value, which represents the lower of cost or market, and accrued for certain severance costs of $2.7 million.

For 2014, we estimate a net loss of $37 million to $41 million as we incur additional wind down charges associated with contract termination costs, primarily associated with our facility operating leases, and severance actions. Additionally, we anticipate the results of our Canadian segment will be reclassified to discontinued operations as we complete the wind down during the first quarter of 2014.

Other Performance Factors

Interest Expense
Interest expense decreased $0.9 million to $3.3 million in 2013 compared to $4.2 million in 2012.  The decrease in interest expense was primarily driven by decreased borrowings in 2013. We had total average borrowings (including capital leases) of $158.7 million in 2013 compared to total average borrowings of $200.3 million in 2012. The decrease in total average borrowings was primarily the result of utilizing the excess of our cash inflows from operations, which exceeded cash outflows from investing activities, to repay portions of our indebtedness.

Income Taxes
The effective income tax rate in 2013 and 2012 for income from continuing operations was 32.9% and 39.8%, respectively. The lower rate in 2013 is primarily due to the recognition of a U.S. deferred tax benefit associated with the excess tax basis related to our investment in our Canadian segment, partially offset by the nondeductible goodwill impairment charge related to our Canadian segment and a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment on a lower pretax income base.

2012 COMPARED TO 2011

U.S. Segment

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, and net sales change in dollars and percentage from 2012 compared to 2011 were as follows:

(In thousands)	2012		2011		Change		Comps
Furniture & Home Decor	$1,060,993	20.4%	$1,010,007	19.8%	$50,986	5.0%	(1.8)%
Seasonal	971,003	18.6	982,604	19.3	(11,601)	(1.2)	(5.4)
Consumables	905,444	17.4	881,282	17.3	24,162	2.7	(1.9)
Food	742,267	14.2	723,291	14.2	18,976	2.6	(2.3)
Electronics & Accessories	556,658	10.7	550,513	10.8	6,145	1.1	(3.9)
Hard Home	543,954	10.4	537,092	10.5	6,862	1.3	(3.7)
Soft Home	431,999	8.3	412,355	8.1	19,644	4.8	(1.1)
Net sales	$5,212,318	100.0%	$5,097,144	100.0%	$115,174	2.3%	(2.7)%

As discussed above in the section “2013 Compared To 2012”, in the fourth quarter of 2013, we realigned our merchandise categories in our U.S. segment to be consistent with the realignment of our merchandising team and changes to our management reporting. All results for 2012 and 2011 have been reclassified to represent the current merchandise category structure for comparability.

Net sales increased $115.2 million or 2.3% to $5,212.3 million in 2012, compared to $5,097.1 million in 2011.  Net sales increased by $247.0 million principally due to the net addition of 44 stores since the end of 2011 and an additional week of sales, as 2012 was a 53-week retail calendar year. This growth was partially offset by a 2.7% decrease in comps, which reduced net sales by $131.8 million. Our comps are calculated by using all stores that were open for at least fifteen months. The decrease in comps in the Furniture & Home Décor category was driven by comp decreases in ready-to-assemble furniture, home décor, and case goods, partially offset by comp increases in upholstery and mattresses. The decrease in comps in the Consumables category was driven by comp decreases in our health and beauty care, home organization, and pet department, where our product assortment did not appeal to our customer’s needs, partially offset by comp increases in our paper, household chemicals and housekeeping departments, where we had an improved selection of closeout offerings.  The decrease in comps of our Soft Home category was primarily due to comp declines in our decorative window and flooring offerings, partially offset by growth in both fashion bedding and utility bedding. During 2012, we allocated additional selling space in our stores to the Soft Home category in an effort to increase sales in this higher margin category. This initiative did not meet our expectations and was a factor in certain management changes of this key category. The Food category experienced a comp decrease driven by our beverage & grocery and candy & snack departments, partially offset by an increase in comps in our specialty foods department. The decrease in comps in our Electronics & Accessories category was primarily driven by lower sales in the apparel, lingerie and infant accessories departments as we allocated less space and reduced our assortments, which allowed for the space expansion in our Soft Home and Hard Home categories. These declines were partially offset by increased comps in jewelry and electronics. Comps in the Hard Home category decreased which was driven by comp decreases in tools, paint, and home maintenance, as the demand from our core customer for these offerings continued to decline. The comp decrease in Hard Home was partially offset by improved comps in the small appliances and food preparation departments, which benefited from an increase in branded closeouts in 2012 compared to 2011. The Seasonal category experienced a decrease in comps, which was driven by our toys, fall seasonal, and summer departments, partially offset by strong sales of our Christmas trim, which had positive comps as our customers responded to a new assortment of products. The decrease in our toys department was driven by additional downsizing of space allocated to the department during 2012.

Gross Margin
Gross margin dollars increased $16.0 million or 0.8% to $2,054.7 million in 2012, compared to $2,038.7 million in 2011.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by approximately $46.1 million.  Partially offsetting the increase was a lower gross margin rate, which decreased gross margin dollars by approximately $30.1 million.  Gross margin as a percentage of net sales decreased 60 basis points to 39.4% in 2012 compared to 40.0% in 2011.  The gross margin rate decrease was principally due to a higher markdown rate and the $5.6 million, or 10 basis points, impact of the change in accounting principle related to the implementation of new retail inventory systems implemented at the beginning of 2012.

Selling and Administrative Expenses
Selling and administrative expenses were $1,639.8 million in 2012, compared to $1,594.5 million in 2011.  The increase of $45.3 million or 2.8% was primarily due to increases in store occupancy expenses of $16.5 million, store payroll expenses of $15.9 million, health benefit expenses of $11.4 million, corporate office payroll of $6.3 million, and professional fees of $3.0 million, partially offset by a decrease in share-based compensation expense of $7.2 million and lower bonus expenses of $5.3 million.  The increase in store payroll and store occupancy expenses were primarily due to the net increase of 44 stores compared to the end of 2011. The increase in health benefits expense was primarily driven by costs associated with certain large claims that were expensed during 2012 as compared to 2011. Our corporate office payroll costs increased primarily due to the growth in our merchandising team and lower capitalization of salaries associated with information systems projects, as our SAP® implementation was completed at the end of 2011. The increase in professional fees was primarily driven by increased legal expenses related to pending litigation and other matters and consulting fees related to various on-going information systems projects. The decrease in share-based compensation expense was primarily driven by the nonvested restricted stock award granted to Mr. Fishman in 2012. In 2011, the corporate financial goal associated with the award granted to Mr. Fishman in 2011 was achieved, while in 2012, the corporate financial goal associated with the award granted to Mr. Fishman in 2012 was not achieved. Additionally, in the fourth quarter of 2012, management changed its estimate of the vesting period for the restricted stock awards granted in 2011 and 2012, exclusive of Mr. Fishman's grant, from three years to four years. This change resulted in a decrease in share-based compensation expense in the fourth quarter of 2012. The decrease in bonus expense was directly related to lower financial performance during 2012 as compared to the targets in our 2012 operating plan.

As a percentage of net sales, selling and administrative expenses increased by 20 basis points to 31.5% in 2012 compared to 31.3% in 2011. As noted above, selling and administrative expense dollars increased 2.8% primarily related to the 3% increase in store count. The primary driver of 20 basis point deleverage in selling and administrative expenses was the 2.7% decrease in comparable store sales performance, as the percentage increase in expense dollars was commensurate with the growth in store count.

Depreciation Expense
Depreciation expense increased $14.8 million to $103.1 million in 2012 compared to $88.3 million in 2011. The increase is directly related to our new store growth, investments in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of net sales increased by 30 basis points in 2012 compared to 2011.

Operating Profit
Operating profit was $311.7 million in 2012 as compared to $355.9 million in 2011. The change in operating profit was primarily driven by the items discussed in the Net Sales, Gross Margin, Selling and Administrative Expenses, and Depreciation Expense sections above and the impact of the occurrence of a 53rd week in 2012 that did not occur in 2011. We estimated our operating profit in 2012 increased by approximately $5.0 million from the occurrence of the 53rd week.

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

Other Performance Factors

Interest Expense
Interest expense increased $0.7 million to $4.2 million in 2012 compared to $3.5 million in 2011.  The increase in interest expense was primarily driven by increased borrowings in 2012. This increase was offset by decreases due to $0.8 million of non-recurring prepayment fees in the second quarter of 2011 that were associated with repayment of the notes payable assumed in the acquisition of Liquidation World Inc. The increase was also offset by lower amortization of deferred bank fees on our 2011 Credit Agreement in 2012 as compared to deferred bank fees on our prior credit agreement in 2011. We had total average borrowings (including capital leases) of $200.3 million in 2012 compared to total average borrowings of $88.2 million in 2011. The increase in total average borrowings was primarily the result of our investment of $298.5 million in 2012 to purchase approximately 8.1 million of our outstanding shares under the 2011 and 2012 Repurchase Programs.

Income Taxes
The effective income tax rate in 2012 and 2011 for income from continuing operations was 39.8% and 39.4%, respectively.  The higher rate in 2012 is primarily due to a valuation allowance relative to the deferred tax benefit of the loss generated by our Canadian segment on a lower pretax income base and a net decrease in favorable discrete income tax items.

Capital Resources and Liquidity

On July 22, 2011, we entered into the 2011 Credit Agreement, and it was amended on May 30, 2013 to lower our interest rates, pricing, and fees and the term was extended from July 22, 2016 to May 30, 2018.  In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the amendment of the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $0.9 million, which are being amortized over the term of the agreement.   Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. The lenders under the 2011 Credit Agreement consented to the wind down of our Canadian segment, and, in connection therewith, in January 2014, we and the lenders agreed to eliminate Big Lots Canada, Inc. as a borrower under the 2011 Credit Agreement, which in turn resulted in the elimination of the $10 million Canadian swing loan sublimit, the $200 million Canadian revolving credit loan subfacility, and the CDOR interest rate option. The elimination of Big Lots Canada, Inc. as a borrower and the elimination of these provisions regarding Canadian borrowings did not change the total amount available under the 2011 Credit Agreement. We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At February 1, 2014, we were in compliance with the covenants of the 2011 Credit Agreement.

We use the 2011 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2011 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover of our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2011 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2013, our total indebtedness (outstanding borrowings and letters of credit) under the 2011 Credit Agreement, peaked at approximately $358 million in November.

At February 1, 2014, we had $77.0 million in outstanding borrowings under the 2011 Credit Agreement and $617.4 million borrowings available under the 2011 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.6 million.  We anticipate that total indebtedness under the 2011 Credit Agreement through June 15, 2014, will not exceed $85 million, which includes our estimate of outstanding letters of credit and the estimated impact of cash needs of Big Lots Canada, but excludes the impact of any potential share repurchase activity under the 2014 Repurchase Program. Working capital was $543.6 million at February 1, 2014.

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

Cash provided by operating activities decreased by $82.8 million to $198.3 million in 2013 compared to $281.1 million in 2012.  The decrease was primarily driven by the decrease in net income of $51.8 million to $125.3 million in 2013 from $177.1 million in 2012. Additionally, the change in our income tax related assets impacted our operating cash flows. Our net deferred tax assets increased more substantially during 2013 as compared to 2012 principally due to (1) the recognition of a U.S. deferred tax benefit associated with the excess tax basis related to our investment in our Canadian segment, (2) an increase in the deferred tax assets associated with nonvested restricted stock as no material vesting of restricted stock has occurred in 2013, (3) the impact of fewer stock option exercises in 2013 compared to 2012, and (4) the reduction of deferred tax liabilities associated with greater book depreciation compared to flat tax depreciation. These deferred tax items impacted our operating cash flows by $44.6 million. Our current income taxes payable decreased more substantially during 2013 as compared to 2012, primarily due to our generation of higher taxable income during the first three quarters of 2013 as compared to the first three quarters of 2012, which resulted in higher estimated income tax installment payments during 2013 compared to 2012, coupled with the generation of lower taxable income in the fourth quarter of 2013 as compared to the fourth quarter of 2012. The result of the higher estimated income tax payments was a reduction of $38.3 million of cash provided by operating activities. Partially offsetting these decreases in cash flows from operations were a net reduced amount of net cash used by certain operating asset and liabilities and an increase in non-cash impairment charges. During 2013, we generated cash from our inventories as we reduced our inventory levels as a result of the wind down of our Canadian segment and wholesale business, while during 2012, we used cash to grow our inventory levels. Our accounts payable have a direct correlation with our inventory; therefore as we reduced our inventory position during 2013, we also reduced our accounts payable, which required the use of cash, and during 2012, when we grew our inventory balances, our accounts payable increased, which provided cash flows. The impact of the movement in our inventory and accounts payable balances provided for $23.1 million of net cash within operating activities. Non-cash impairment charges increased $20.1 million, which were principally associated with the wind down of the operations of our Canadian segment, including the impairments of goodwill, fixed assets, and tradename intangible assets.

Cash used in investing activities decreased by $32.9 million to $97.5 million in 2013 compared to $130.4 million in 2012.  The decrease was primarily due to lower capital expenditures in 2013 as compared to 2012, which were $104.8 million and $131.3 million, respectively. The decrease in capital expenditures was principally driven by a reduction in new store openings in 2013 as compared to 2012, which decreased to 57 new stores in 2013 from 87 new stores in 2012. Additionally, we received greater proceeds on the sale of property and equipment in 2013, as we sold an owned store location, as compared to 2012, when we had no similar real estate transaction.

Cash used in financing activities decreased by $67.1 million to $91.2 million in 2013 compared to $158.3 million in 2012.  The decrease in the cash used in financing activities was principally due to the lack of an active share repurchase program during 2013. Our use of cash for share repurchase activities decreased by $303.8 million to $0.2 million in 2013 as compared to $304.0 million in 2012. The majority of the shares repurchased in 2012 were acquired under a board-authorized share repurchase program, while in 2013 no such program existed. In 2012, we utilized $105.3 million of net proceeds from borrowings under our credit facility to partially fund our share repurchase activities. In 2013, we utilized a portion of our cash provided by operating activities to repay $94.2 million of borrowings under our credit facility. Lastly, there was a reduction in the proceeds from the exercise of stock options of $28.4 million, as fewer options were exercised in 2013 as compared to 2012.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 1, 2014:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$77,095	$95	$—	$77,000	$—
Operating lease obligations (3) (4)	1,295,004	338,237	499,523	285,556	171,688
Capital lease obligations (4)	1,018	930	88	—	—
Purchase obligations (4) (5)	628,909	546,236	69,735	12,938	—
Other long-term liabilities (6)	35,474	7,172	7,190	7,200	13,912
Total contractual obligations	$2,037,500	$892,670	$576,536	$382,694	$185,600

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2011 Credit Agreement, and the associated accrued interest of $0.1 million. In addition, we had outstanding letters of credit totaling $64.4 million at February 1, 2014. Approximately $61.8 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. The remaining $2.6 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligations. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)
Operating lease obligations include, among other items, leases for retail stores, warehouse space, offices, and certain computer and other business equipment. The future minimum commitments for retail store, office, and warehouse space operating leases are $1,003.1 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $284.8 million at February 1, 2014. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $7.1 million relates primarily to operating leases for computer and other business equipment, including data center related costs. For our Canadian segment, we valued our operating lease obligations at their contractual amounts as of February 1, 2014. Since February 1, 2014, we have agreed to buy-outs with many of our landlords at amounts that were lower than our contractual obligation.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $464.6 million, the entirety of which represents obligations due within one year of February 1, 2014. In addition, we have a purchase commitment for future inventory purchases totaling $49.0 million at February 1, 2014. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $115.3 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $21.4 million for obligations related to our nonqualified deferred compensation plan, $6.5 million for expected contributions to the Pension Plan and our nonqualified, unfunded supplemental defined benefit pension plan (“Supplemental Pension Plan”), $2.6 million for unrecognized tax benefits, and $0.5 million for closed store lease termination costs related to stores closed in 2013 or earlier. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $2.6 million for payments expected in 2013 and $0.7 million of timing-related income tax uncertainties anticipated to reverse in 2013. Unrecognized tax benefits in the amount of $19.0 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

Off-Balance Sheet Arrangements

For a discussion of the KB Bankruptcy Lease Obligations, see note 14 to the accompanying consolidated financial statements. Because the KB Toys business filed for bankruptcy again in December 2008 and liquidated all of its store operations, we accrued a contingent liability on our balance sheet at January 30, 2010, for 31 KB Toys store leases for which we may have an indemnification or guarantee obligation and a former KB Toys corporate office lease for which we took an assignment in 2009. During the fourth quarter of 2013, we re-evaluated our liability and determined the likelihood of an unfavorable settlement had become remote; therefore at February 1, 2014, we had no contingent liability related to this matter. Because of uncertainty inherent in the assumptions used to estimate this liability, our estimated liability could ultimately prove to be understated and could result in a material adverse impact on our financial condition, results of operations, and liquidity.

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

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price at or near the end of the reporting period. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear slow-moving inventory and the estimated allowance for shrinkage, which may impact the ending inventory valuation and prior or future gross margin. These estimates are based on historical experience and current information.

When management determines the saleability of merchandise inventories is diminished, markdowns for clearance activity and the related cost impact are recorded at the time the price change decision is made. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, the age of merchandise, and seasonal trends. Timing of holidays within fiscal periods, weather, and customer preferences could cause material changes in the amount and timing of markdowns from year to year. During 2013, we announced our intentions to wind down the operations of our Canadian segment and have since implemented a markdown strategy in order to most efficiently execute the liquidation of the inventory in our Canadian segment. We have reduced the value of the inventory in our Canadian segment at February 1, 2014 to a level that reflects our net realizable value based on estimated cash proceeds prior to closing, which represents our estimate of its market value.

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2014, the majority of these counts will occur between January and July. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on individual store, historical results. Thus, the shrink accrual rates will be adjusted throughout the January to July inventory cycle based on actual results. At February 1, 2014, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $3.4 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment. We perform annual impairment reviews of our long-lived assets at the store level, or when other impairment indicators are present. Generally, all other property and equipment is reviewed for impairment at the enterprise level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows within the past two years. For each store with negative cash flows, we obtain future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store's long-lived assets is not recoverable through the expected future cash flows of the store, we estimate the fair value of the store's assets and recognize an impairment charge for the excess net book value of the store's long-lived assets over their fair value. The fair value of store assets is estimated based on expected cash flows, including salvage value, which is based on information available in the marketplace for similar assets.

In our U.S. segment, we identified seven stores and two stores, in 2013 and 2012, respectively, with impairment indicators as a result of our annual store impairment tests. For our U.S. stores, we recognized impairment charges of $1.3 million and $0.6 million in 2013 and 2012, respectively. We do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2013 or 2012.

Our December 2013 announcement of the Canadian Wind Down was a triggering event for an impairment review of the long-lived assets in our Canadian segment. As a result of the wind down, our Canadian segment will no longer generate sales or operating cash inflows after the end of the first quarter of 2014; therefore, we determined that we would not be able to recover the book value of our property and equipment and tradename intangible assets in our Canadian segment. As such, we recorded an impairment charge of $7.0 million in 2013, which consisted of $6.5 million associated with reducing the value of our property to its estimated salvage value and $0.5 million associated with the full impairment of our tradename intangible assets. During 2012, we identified four Canadian stores in our impairment review, which resulted in a fourth quarter impairment charge of $0.4 million.

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

Share-Based Compensation
We grant stock options, non-vested restricted stock awards, and performance share units to our employees under shareholder approved incentive plans. Share-based compensation expense was $13.2 million, $17.9 million, and $25.0 million in 2013, 2012, and 2011, respectively. Future share-based compensation expense for stock options is dependent upon the number and terms of future stock option awards and many estimates, judgments and assumptions used in arriving at the fair value of stock options. Future share-based compensation expense for the non-vested restricted stock awards are dependent upon the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for performance share units is dependent upon the future number of awards, the estimated vesting period, and many estimates, judgments and assumptions used in arriving at the fair value of performance share units. Future share-based compensation expense related to stock options, non-vested restricted stock, and performance share units may vary materially from the currently amortizing awards.

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

Compensation expense for non-vested restricted stock awards are recorded over the estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the achievement of the performance targets at each reporting period and make adjustments to the estimated vesting period when our models indicate that the estimated achievement date differs from the date being used to amortize expense. Any change in the estimated vesting date results in a prospective change to the related expense by charging the remaining unamortized expense over the remaining expected vesting period at the date the estimate was changed.

Compensation expense for performance share units is recorded over the estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on performing certain Monte Carlo simulation. We monitor the achievement of the performance targets at each reporting period and make adjustments to the estimated vesting period when our models indicate that the estimated achievement date differs from the date being used to amortize expense. Any change in the estimated vesting date results in a prospective change to the related expense by charging the remaining unamortized expense over the remaining expected vesting period at the date the estimate was changed.

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

Pension
Actuarial valuations are used to calculate the estimated expenses and obligations for our Pension Plan and Supplemental Pension Plan. Inherent in the actuarial valuations are several assumptions including discount rate and expected return on plan assets. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plan's asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate of return. The weighted average discount rate used to determine the net periodic pension cost for 2013 was 4.6%. A 1.0% decrease in the discount rate would increase net periodic pension cost by $0.6 million. The long-term rate of return on assets used to determine net periodic pension cost in 2013 was 5.1%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.5 million.

During 2013, we reclassified $1.0 million, net of tax, from other comprehensive income to expense in our consolidated statement of operations. We also recognized a benefit of $0.1 million, net of tax, to other comprehensive income in 2013, which was principally driven by the recognition of $0.1 million (pretax) in settlement charges as participants elected more lump sum payments than originally estimated. At February 1, 2014, the accumulated other comprehensive income amount associated with the plans, which was principally unrealized actuarial loss, was an $8.5 million loss, net of tax. During 2013, and in future periods, we expect to reclassify approximately $1.2 million from other comprehensive income to expense, assuming we achieve our estimated rate of return on pension plan investments in future periods. Additionally, in the event that we have future settlements, as occurred in 2013, 2012 and 2011, we would expect that the pretax expense related to future settlements would be in the range of $0.3 million to $1.8 million in charges based on historical experience.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical and dental benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at February 1, 2014 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $7 million.

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

Costs Associated with Exit or Disposal Activities
Our accruals for costs associated with exit or disposal activities arise from management's decision to wind down certain operations and require significant judgment, the use of estimates, and the interpretation and application of complex accounting principles. The accruals for costs associated with exit or disposal activities primarily consist of contract termination costs, principally related to operating leases, and severance benefits. For our contract termination cost estimates, management utilizes the advice and input of outside real estate specialists when determining its valuation of the liabilities. The accruals for contract termination costs and severance benefits factor in many variables including, but not limited to, expected vacancy periods, tenancy rates per square foot, buy-out scenarios, costs of capital, operating performance during the wind down period, and forfeitures. A 10% change in our accrued liabilities for costs associated with exit disposal activities at February 1, 2014 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $0.4 million.

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

Commitments
For a discussion on certain of our commitments, refer to note 3, note 5, note 10, note 13, and note 14 to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2011 Credit Agreement that we make from time to time. We had borrowings of $77.0 million under the 2011 Credit Agreement at February 1, 2014. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 1, 2014 of the Company and our report dated April 1, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
April 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
April 1, 2014

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2013	2012	2011
Net sales	$5,301,912	$5,367,165	$5,159,249
Cost of sales (exclusive of depreciation expense shown separately below)	3,236,606	3,254,837	3,096,200
Gross margin	2,065,306	2,112,328	2,063,049
Selling and administrative expenses	1,759,745	1,708,160	1,629,218
Depreciation expense	115,122	106,137	90,135
Operating profit	190,439	298,031	343,696
Interest expense	(3,339)	(4,192)	(3,530)
Other income (expense)	(1,213)	51	(173)
Income from continuing operations before income taxes	185,887	293,890	339,993
Income tax expense	61,118	116,921	133,835
Income from continuing operations	124,769	176,969	206,158
Income from discontinued operations, net of tax expense of $351, $195 and $710 in fiscal years 2013, 2012 and 2011, respectively	526	152	906
Net income	$125,295	$177,121	$207,064

Earnings per common share - basic
Continuing operations	$2.17	$2.96	$3.02
Discontinued operations	0.01	—	0.01
	$2.18	$2.96	$3.03

Earnings per common share - diluted
Continuing operations	$2.15	$2.93	$2.97
Discontinued operations	0.01	—	0.01
	$2.16	$2.93	$2.98

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2013	2012	2011
Net income	$125,295	$177,121	$207,064
Other comprehensive income (loss):
Foreign currency translation	(3,589)	(383)	(1,050)
Amortization of pension, net of tax benefit of $(665), $(921), and $(703), respectively	1,005	1,403	1,066
Valuation adjustment of pension, net of tax (benefit) expense of $(1,589), $(766), and $3,337, respectively	2,403	1,169	(5,065)
Total other comprehensive income (loss)	(181)	2,189	(5,049)
Comprehensive income	$125,114	$179,310	$202,015

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$68,629	$60,581
Inventories	914,965	918,023
Deferred income taxes	59,781	37,696
Other current assets	77,686	74,330
Total current assets	1,121,061	1,090,630
Property and equipment - net	569,682	593,562
Deferred income taxes	5,106	—
Goodwill	—	13,522
Other assets	43,750	55,912
Total assets	$1,739,599	$1,753,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,772	$393,652
Property, payroll, and other taxes	73,334	74,973
Accrued operating expenses	57,167	53,788
Insurance reserves	37,607	36,861
KB bankruptcy lease obligation	—	3,069
Accrued salaries and wages	29,175	26,753
Income taxes payable	14,392	40,538
Total current liabilities	577,447	629,634
Long-term obligations	77,000	171,200
Deferred income taxes	—	2,693
Deferred rent	76,364	73,658
Insurance reserves	55,755	63,332
Unrecognized tax benefits	17,975	16,335
Other liabilities	33,631	38,632
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 57,548 shares and 57,269 shares, respectively	1,175	1,175
Treasury shares - 59,947 shares and 60,226 shares, respectively, at cost	(1,670,041)	(1,677,610)
Additional paid-in capital	562,447	551,845
Retained earnings	2,021,357	1,896,062
Accumulated other comprehensive loss	(13,511)	(13,330)
Total shareholders' equity	901,427	758,142
Total liabilities and shareholders' equity	$1,739,599	$1,753,626

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - January 29, 2011	73,894	$1,175	43,601	$(1,079,130)	$523,341	$1,511,877	$(10,470)	$946,793
Comprehensive income	—	—	—	—	—	207,064	(5,049)	202,015
Purchases of common shares	(11,063)	—	11,063	(363,957)	—	—	—	(363,957)
Exercise of stock options	500	—	(500)	12,800	(2,391)	—	—	10,409
Restricted shares vested	271	—	(271)	6,731	(6,731)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,701	—	—	2,701
Share activity related to deferred compensation plan	7	—	(7)	32	247	—	—	279
Share-based employee compensation expense	—	—	—	—	24,993	—	—	24,993
Balance - January 28, 2012	63,609	1,175	53,886	(1,423,524)	542,160	1,718,941	(15,519)	823,233
Comprehensive income	—	—	—	—	—	177,121	2,189	179,310
Purchases of common shares	(8,232)	—	8,232	(304,038)	—	—	—	(304,038)
Exercise of stock options	1,406	—	(1,406)	37,266	(3,978)	—	—	33,288
Restricted shares vested	478	—	(478)	12,649	(12,649)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,117	—	—	8,117
Share activity related to deferred compensation plan	8	—	(8)	37	316	—	—	353
Share-based employee compensation expense	—	—	—	—	17,879	—	—	17,879
Balance - February 2, 2013	57,269	1,175	60,226	(1,677,610)	551,845	1,896,062	(13,330)	758,142
Comprehensive income	—	—	—	—	—	125,295	(181)	125,114
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	214	—	(214)	5,949	(1,065)	—	—	4,884
Restricted shares vested	65	—	(65)	1,805	(1,805)	—	—	—
Tax benefit from share-based awards	—	—	—	—	123	—	—	123
Share activity related to deferred compensation plan	6	—	(6)	29	166	—	—	195
Share-based employee compensation expense	—	—	—	—	13,183	—	—	13,183
Balance - February 1, 2014	57,548	$1,175	59,947	$(1,670,041)	$562,447	$2,021,357	$(13,511)	$901,427

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2013	2012	2011
Operating activities:
Net income	$125,295	$177,121	$207,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	102,196	95,602	82,851
Deferred income taxes	(32,138)	12,482	10,456
Non-cash share-based compensation expense	13,183	17,879	24,993
Excess tax benefit from share-based awards	(123)	(8,144)	(2,701)
Non-cash impairment charge	21,091	984	2,242
(Gain) loss on disposition of property and equipment	(3,036)	432	1,376
Pension expense, net of contributions	3,378	3,810	2,023
Change in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Inventories	1,385	(92,721)	(54,512)
Accounts payable	(27,468)	43,460	31,555
Current income taxes	(28,538)	9,844	10,293
Other current assets	420	(4,078)	(6,082)
Other current liabilities	4,350	397	(16,465)
Other assets	10,300	(17,894)	(4,098)
Other liabilities	8,039	41,959	29,476
Net cash provided by operating activities	198,334	281,133	318,471
Investing activities:
Capital expenditures	(104,786)	(131,273)	(131,293)
Cash proceeds from sale of property and equipment	7,260	912	867
Purchase of business, net of cash acquired	—	—	1,835
Return from restricted account	—	—	8,000
Other	31	4	(121)
Net cash used in investing activities	(97,495)	(130,357)	(120,712)
Financing activities:
Net proceeds from borrowings under bank credit facility	(94,200)	105,300	65,900
Payment of notes payable	—	—	(16,664)
Payment of capital lease obligations	(1,089)	(1,321)	(1,953)
Proceeds from the exercise of stock options	4,884	33,288	10,409
Excess tax benefit from share-based awards	123	8,144	2,701
Payment for treasury shares acquired	(214)	(304,038)	(363,957)
Deferred bank credit facility fees paid	(895)	—	(2,970)
Other	195	353	279
Net cash used in financing activities	(91,196)	(158,274)	(306,255)
Impact of foreign currency on cash	(1,595)	(468)	(496)
Increase (Decrease) in cash and cash equivalents	8,048	(7,966)	(108,992)
Cash and cash equivalents:
Beginning of year	60,581	68,547	177,539
End of year	$68,629	$60,581	$68,547

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are the largest broadline closeout retailer in the U.S.  At February 1, 2014, we operated 1,570 stores in the United States of America (“U.S.”) and Canada. Our goal is to strengthen and build upon our leadership position in broadline closeout retailing by providing our customers with great savings on brand-name closeouts and other value-priced merchandise.

During the first quarter of 2014, we ceased all operations in Canada. Please see the Canadian Segment section of note 13 to the consolidated financial statements for further information on the wind down of our operations in Canada.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2013 (“2013”) is comprised of the 52 weeks that began on February 3, 2013 and ended on February 1, 2014.  Fiscal year 2012 (“2012”) was comprised of the 53 weeks that began on January 29, 2012 and ended on February 2, 2013.  Fiscal year 2011 (“2011”) was comprised of the 52 weeks that began on January 30, 2011 and ended on January 28, 2012.

Segment Reporting
We manage our broadline closeout retailing business based on two segments: the U.S. and Canada.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds and variable rate demand notes, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than seven days, and at February 1, 2014 and February 2, 2013, totaled $24.5 million and $24.6 million, respectively.

Restricted Cash
Our restricted cash served as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we would fulfill our obligations with respect to cash requirements associated with self-insurance. The cash was on deposit with our insurance carrier.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of February 1, 2014 and February 2, 2013.

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

As the impact of the accounting change in the beginning of the 2012 inventory was immaterial, we recognized the cumulative effect of the change in accounting principle as an expense in 2012 by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the 2012 income from continuing operations and net income by approximately $3.4 million and reduced 2012 basic and diluted earnings per share from continuing operations by $0.06.

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

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because our most common initial lease term range from five to seven years and the majority of our lease options have a term of five years, we estimate the useful life of leasehold improvements at five years. This amortization period is consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term. Depreciation estimates are revised prospectively to reflect the remaining depreciation or amortization of the asset over the shortened estimated service life when a decision is made to dispose of property and equipment prior to the end of its previously estimated service life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in selling and administrative expenses. Major repairs that extend service lives are capitalized. Maintenance and repairs are charged to expense as incurred. Capitalized interest was not significant in any period presented.

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net. In order to determine if impairment indicators are present for store property and equipment, we review historical operating results at the store level on an annual basis, or when other impairment indicators are present. Generally, all other property and equipment is reviewed for impairment at the enterprise level. If the net book value of a store's long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store's assets and recognize an impairment charge for the excess net book value of the store's long-lived assets over their fair value. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using expected cash flows, including salvage value, which is based on readily available market information for similar assets.

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

Costs Associated with Exit or Disposal Activities
Our accruals for costs associated with exit or disposal activities primarily consist of contract termination costs, principally related to operating leases, and severance benefits. The costs arose from our decision to wind down the operations of certain businesses and/or segments. When determining the valuation of the liabilities for our contract termination cost estimates, we utilize the advice and input of outside experts who specialize in real estate activities. The accruals for contract termination costs and severance benefits factor in many variables including, but not limited to, expected vacancy periods, tenancy rates per square foot, buy-out scenarios, costs of capital, operating performance during the wind down period, and forfeitures. Additionally, these liabilities have been recorded at their net present value, which represents their fair value. Given the number of assumptions and the unobservable nature of certain of the inputs, these accruals for costs associated with exit or disposal activities are considered to be Level 3.

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

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue from the use of gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2013, 2012, and 2011, we recognized in net sales on our consolidated statements of operations breakage of $0.2 million, $0.5 million, and $0.6 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $170.5 million, $165.3 million, and $159.6 million for 2013, 2012, and 2011, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $98.6 million, $101.1 million, and $98.5 million for 2013, 2012, and 2011, respectively.

Store Pre-opening Costs
Pre-opening costs incurred during the construction periods for new store openings are expensed as incurred and included in our selling and administrative expenses.

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

Compensation expense for non-vested restricted stock awards and performance share units is recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award based on historical and forecasted performance of similar measures. We monitor the projected achievement of the performance targets at each reporting period and make prospective adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense.

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

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in other income (expense), were a loss of $1.2 million for 2013, immaterial for 2012, and a loss of $0.4 million for 2011.

Other Comprehensive Income
Our other comprehensive income includes the impact of the amortization of our pension actuarial loss, net of tax, the revaluation of our pension actuarial loss, net of tax, and the impact of foreign currency translation.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$2,687	$3,369	$2,742
Cash paid for income taxes, excluding impact of refunds	$122,672	$95,596	$114,406
Gross proceeds from borrowings under the bank credit facility	$1,330,100	$1,448,800	$846,300
Gross payments of borrowings under the bank credit facility	$1,424,300	$1,343,500	$780,400
Non-cash activity:
Assets acquired under capital leases	$—	$392	$2,925
Accrued property and equipment	$5,296	$6,824	$8,711
Notes payable assumed in acquisition	$—	$—	$16,664

Reclassifications

Wholesale Business
During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business; therefore, we determined the results of our wholesale business should be reported as discontinued operations. As such, we have reclassified our results for all periods presented. Please see the Wholesale Business section of note 13 and note 14 to the consolidated financial statements for further discussion of the wind down and the costs incurred during 2013.

Merchandise Categories
In the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting in our U.S. segment. We moved our toys, books, and sporting goods departments out of the Hardlines & Toys category and into our Seasonal category. We moved our table top, food preparation, stationary, gift wrap, and greeting card departments out of our Home category and into our Hard Home. Additionally, we moved our home décor and frames departments out of our Home category and into our Furniture category. We subsequently renamed the remaining classifications in our Home category as Soft Home. We also renamed our Furniture category to Furniture & Home Décor. Furthermore, we renamed our Electronics & Other category to Electronics & Accessories.

Also in the fourth quarter of 2013, we separated several of our existing merchandise departments into new departments to be consistent with the realignment of our merchandising team and changes to our management reporting. Prior to the fourth quarter of 2013, our Food category consisted of our food and specialty food departments. We separated our food department into two separate departments named candy & snacks and beverage & grocery. In our Home category, we separated our domestics department into six new departments named fashion bedding, utility bedding, bath, window, decorative textile, and flooring.

Our U.S. segment now uses the following merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationary, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. In order to provide comparative information, we have reclassified our results into the new alignment for all periods presented.

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

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	February 1, 2014	February 2, 2013
Land and land improvements	$50,830	$50,797
Buildings and leasehold improvements	835,117	803,267
Fixtures and equipment	692,152	674,684
Computer software costs	128,787	114,572
Transportation equipment	26,763	27,303
Construction-in-progress	6,791	23,759
Property and equipment - cost	1,740,440	1,694,382
Less accumulated depreciation and amortization	1,170,758	1,100,820
Property and equipment - net	$569,682	$593,562

Property and equipment - cost includes $4.2 million and $4.2 million at February 1, 2014 and February 2, 2013, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $3.2 million and $2.2 million at February 1, 2014 and February 2, 2013, respectively, related to capital leases.

During 2013, 2012, and 2011 respectively, we invested $104.8 million, $131.3 million, and $131.3 million of cash in capital expenditures and we recorded $115.1 million, $106.1 million, and $90.1 million of depreciation expense.

We incurred $7.8 million, $1.0 million, and $2.2 million in asset impairment charges in 2013, 2012, and 2011, respectively. The charges in 2013 principally related to the write-down of long-lived assets in our Canadian segment as a result of our announced intention to wind down the operations of our Canadian segment. As there will be no expected future cash flows from our Canadian segment beyond the first quarter of 2014, we impaired our property and equipment to its estimated salvage value at February 1, 2014, which resulted in an impairment charge of $6.5 million. Additionally, in 2013, we wrote down the value of long-lived assets at seven U.S. stores identified as part of our annual store impairment review. The charges in 2012 principally related to the write-down of long-lived assets at one U.S. store and four Canadian stores identified as part of our annual store impairment review. The charges in 2011 relate to asset impairments from the valuation of the Company's oldest airplane.

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

NOTE 3 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility and, on May 30, 2013, we entered into an amendment of the credit facility that extended its expiration from July 22, 2016 to May 30, 2018 (“2011 Credit Agreement”). The 2011 Credit Agreement replaced the $500 million three-year unsecured credit facility we entered into on April 28, 2009 (“2009 Credit Agreement”). We did not incur any material termination penalties in connection with the termination of the 2009 Credit Agreement. In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the amendment of the 2011 Credit Agreement, we paid additional bank fees and other expenses in the aggregate amount of $0.9 million, which are being amortized over the term of the amended agreement.

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At February 1, 2014, we had $77.0 million of borrowings outstanding under the 2011 Credit Agreement and $5.6 million was committed to outstanding letters of credit, leaving $617.4 million available under the 2011 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $21.2 million and $20.7 million at February 1, 2014 and February 2, 2013, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 5 – LEASES

Leased property consisted primarily of 1,515 of our retail stores, 0.5 million square feet of warehouse space, and certain transportation, information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

(In thousands)	2013	2012	2011
Minimum leases	$329,654	$309,526	$284,697
Contingent leases	391	460	637
Total rent expense	$330,045	$309,986	$285,334

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at February 1, 2014, were as follows:

Fiscal Year	(In thousands)
2014	$260,921
2015	213,657
2016	173,486
2017	127,602
2018	92,941
Thereafter	134,505
Total leases	$1,003,112

We have obligations for capital leases for office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at February 1, 2014, were as follows:

Fiscal Year	(In thousands)
2014	$930
2015	86
2016	2
2017	—
2018	—
Thereafter	—
Total lease payments	$1,018
Less amount to discount to present value	(8)
Capital lease obligation per balance sheet	$1,010

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive employee and director stock options and non-vested restricted stock awards. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2013, 2012, and 2011 were as follows:

(In millions)	2013	2012	2011
Antidilutive stock options excluded from dilutive share calculation	2.8	1.9	1.5

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

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2013	2012	2011
Weighted-average common shares outstanding:
Basic	57,415	59,852	68,316
Dilutive effect of stock options and restricted common shares	543	624	1,103
Diluted	57,958	60,476	69,419

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) in May 2012. The 2012 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, performance share units, stock appreciation rights, cash-based awards, and other share-based awards. We have issued only nonqualified stock options, restricted stock, and performance units under the 2012 LTIP. The number of common shares available for issuance under the 2012 LTIP consists of an initial allocation of 7,750,000 common shares plus any common shares subject to the 4,702,362 outstanding awards as of March 15, 2012 under the Big Lots 2005 Long-Term Incentive Plan (“2005 LTIP”) that, on or after March 15, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2012 LTIP, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

Our former equity compensation plan, the 2005 LTIP, approved by our shareholders in May 2005, expired on May 16, 2012. The 2005 LTIP authorized the issuance of nonqualified stock options, restricted stock, and other award types. We issued only nonqualified stock options and restricted stock under the 2005 LTIP. The number of common shares available for issuance under the 2005 LTIP consisted of: (1) an initial allocation of 1,250,000 common shares; (2) 2,001,142 common shares, the number of common shares that were available under the predecessor Big Lots, Inc. 1996 Performance Incentive Plan (“1996 LTIP”) upon its expiration; (3) 2,100,000 common shares approved by our shareholders in May 2008; and (4) an annual increase equal to 0.75% of the total number of issued common shares (including treasury shares) as of the start of each of our fiscal years during which the 2005 LTIP was in effect. The Committee, which was charged with administering the 2005 LTIP, had the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2005 LTIP, the exercise price of which was not less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

We previously maintained the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The Director Stock Option Plan was terminated on May 30, 2008. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each non-employee director of an option to acquire 10,000 of our common shares became fully exercisable over a three‑year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: (1) 10 years plus one month; (2) one year following death or disability; or (3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 LTIP in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2013, 2012, and 2011, but did, as discussed below, receive restricted stock awards under the 2012 and 2005 LTIPs.

Share-based compensation expense was $13.2 million, $17.9 million and $25.0 million in 2013, 2012, and 2011, respectively. We use a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares is assumed to be zero since we have not paid dividends and have no current plans to do so in the future. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The weighted-average fair value of stock options granted and assumptions used in the stock option pricing model for each of the respective periods were as follows:

	2013	2012	2011
Weighted-average fair value of stock options granted	$12.08	$14.15	$14.43
Risk-free interest rates	0.8%	0.6%	1.8%
Expected life (years)	4.2	4.2	4.2
Expected volatility	41.9%	41.1%	41.7%
Expected annual forfeiture rate	3.0%	3.0%	1.5%

The following table summarizes information about our stock options outstanding and exercisable at February 1, 2014:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$10.01	$20.00	483,603	2.0	$17.18	483,603	$17.18
20.01	30.00	163,763	1.3	23.63	162,825	23.60
30.01	40.00	1,571,187	5.1	35.82	440,437	35.84
$40.01	$50.00	1,158,750	4.6	42.59	493,250	42.22
		3,377,303	4.3	$34.88	1,580,115	$30.86

A summary of the annual stock option activity for fiscal years 2011, 2012, and 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 29, 2011	3,578,683	$24.59
Granted	918,500	40.85
Exercised	(500,085)	20.81
Forfeited	(320,675)	33.84
Outstanding stock options at January 28, 2012	3,676,423	$28.36
Granted	982,000	43.23
Exercised	(1,406,262)	23.67
Forfeited	(223,075)	40.18
Outstanding stock options at February 2, 2013	3,029,086	$34.49
Granted	1,159,500	35.80
Exercised	(213,520)	22.87
Forfeited	(597,763)	38.97
Outstanding stock options at February 1, 2014	3,377,303	$34.88	4.3	$5,264
Vested or expected to vest at February 1, 2014	3,227,442	$34.71	4.3	$5,264
Exercisable at February 1, 2014	1,580,115	$30.86	3.0	$5,264

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the nonvested awards other than stock options activity for fiscal years 2011, 2012, and 2013 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested awards other than stock options at January 29, 2011	503,784	$35.88
Granted	564,589	40.76
Vested	(271,784)	35.84
Forfeited	(55,300)	38.72
Outstanding non-vested awards other than stock options at January 28, 2012	741,289	$39.40
Granted	589,784	42.90
Vested	(477,664)	38.52
Forfeited	(69,800)	43.04
Outstanding non-vested awards other than stock options at February 2, 2013	783,609	$42.25
Granted	496,376	35.47
Vested	(64,784)	37.79
Forfeited	(513,300)	41.86
Outstanding non-vested awards other than stock options at February 1, 2014	701,901	$38.15

The non-vested restricted stock awards granted to employees (other than the awards granted to Mr. Fishman, our former CEO in 2011 and 2012) vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

On the grant date of the 2011 restricted stock awards (other than the award granted to Mr. Fishman), we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the fourth quarter of 2012, based on operating results and future projections, we changed the estimated vesting period of the 2011 restricted stock awards to four years. In the fourth quarter of 2013, based on operating results and future projections, we changed the estimated vesting period of the 2011 restricted stock awards to five years. The impact of this change in estimate will be recognized ratably over the remaining vesting period.

On the grant date of the 2012 restricted stock awards (other than the award granted to Mr. Fishman), we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the fourth quarter of 2012, based on operating results and future projections, we changed the estimated vesting period of the 2012 restricted stock awards to four years. In the fourth quarter of 2013, based on operating results and future projections, we changed the estimated vesting period of the 2012 restricted stock awards to five years. The impact of this change in estimate will be recognized ratably over the remaining vesting period.

On the grant date of the 2013 restricted stock awards, we estimated a three-year period for vesting based on the assumed achievement of the higher financial performance objective. In the fourth quarter of 2013, based on operating results and future projections, we changed the estimated vesting period of the 2013 restricted stock awards to five years. The impact of this change in estimate will be recognized ratably over the remaining vesting period.

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

The restricted stock award granted to Mr. Fishman in 2011 vested in 2012 based on achievement of the corporate financial goals for 2011. The nonvested restricted stock award granted to Mr. Fishman in 2012 was forfeited in the first quarter of 2013, because we failed to achieve a corporate financial goal set for 2012.

In 2013, 2012, and 2011, we granted to each non-employee member of our Board of Directors a restricted stock award. In 2013, each had a fair value on the grant date of approximately $100,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders or (2) the death or disability of the grantee. However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

During 2013, 2012, and 2011, the following activity occurred under our share-based compensation plans:

(In thousands)	2013	2012	2011
Total intrinsic value of stock options exercised	$2,646	$29,350	$8,747
Total fair value of restricted stock vested	$2,237	$21,907	$11,618

The total unearned compensation cost related to all share-based awards outstanding at February 1, 2014 was approximately $27.6 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.5 years from February 1, 2014.

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

The components of net periodic pension expense were comprised of the following:

(In thousands)	2013	2012	2011
Service cost - benefits earned in the period	$2,086	$2,171	$2,211
Interest cost on projected benefit obligation	3,041	3,292	3,496
Expected investment return on plan assets	(2,893)	(3,089)	(4,627)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of transition obligation	12	13	13
Amortization of actuarial loss	1,692	2,345	1,796
Settlement loss	83	298	298
Net periodic pension cost	$3,987	$4,996	$3,153

In 2013, 2012, and 2011, we incurred pretax non-cash settlement charges of $0.1 million, $0.3 million and $0.3 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year.

The weighted-average assumptions used to determine net periodic pension expense were:

	2013	2012	2011
Discount rate	4.6%	5.0%	5.7%
Rate of increase in compensation levels	3.5%	3.5%	3.9%
Expected long-term rate of return	5.1%	5.5%	8.0%

The weighted-average assumptions used to determine benefit obligations were:

	2013	2012
Discount rate	5.0%	4.6%
Rate of increase in compensation levels	3.0%	3.5%

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at February 1, 2014 and February 2, 2013:

(In thousands)	February 1, 2014	February 2, 2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$70,210	$69,942
Service cost	2,086	2,171
Interest cost	3,041	3,292
Benefits and settlements paid	(5,035)	(6,437)
Actuarial (gain) loss	(5,424)	1,242
Projected benefit obligation at end of year	$64,878	$70,210

Change in plan assets:
Fair market value at beginning of year	$59,376	$58,662
Actual return on plan assets	1,379	5,969
Employer contributions	609	1,182
Benefits and settlements paid	(5,035)	(6,437)
Fair market value at end of year	$56,329	$59,376

Under funded and net amount recognized	$(8,549)	$(10,834)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(340)	(361)
Noncurrent liabilities	(8,209)	(10,473)
Net amount recognized	$(8,549)	$(10,834)

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

(In thousands)	2013	2012
Unrecognized transition obligation	$—	$(12)
Unrecognized past service credit	56	90
Unrecognized actuarial loss	(14,124)	(19,808)
Accumulated other comprehensive loss, pretax	$(14,068)	$(19,730)

We expect to reclassify $1.2 million of the actuarial loss along with immaterial amounts of transition obligation and past service credit into net periodic pension expense during 2014.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at February 1, 2014 and February 2, 2013:

	Pension Plan		Supplemental Pension Plan
(In thousands)	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Projected benefit obligation	$59,724	$63,951	$5,154	$6,259
Accumulated benefit obligation	54,635	57,224	4,643	5,080
Fair market value of plan assets	$56,329	$59,376	$—	$—

We elected not to make a discretionary contribution to the Pension Plan in 2013 or in 2012. Our funding policy of the Pension Plan is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than the minimum required by applicable regulations. Currently, we expect no required contributions to the Pension Plan during 2014, however, discretionary contributions could be made depending upon further analysis.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year	(In thousands)
2014	$5,242
2015	5,435
2016	5,438
2017	5,334
2018	5,283
2019 - 2023	$25,409

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

The investment managers have the discretion to invest within sub-classes of assets within the parameters of their investment guidelines. Fixed income managers can adjust duration exposure as deemed appropriate given current or expected market conditions.  Additionally, the investment managers have the authority to invest in financial futures contracts and financial options contracts for the purposes of implementing hedging strategies.  There were no futures contracts owned directly by the Pension Plan at February 1, 2014 and February 2, 2013. The primary benchmark for assessing the effectiveness of the Pension Plan investments is that of the plan's liabilities themselves. Asset class returns are also judged relative to common benchmark indices such as the Russell 3000 and Barclay's Capital Long Credit Bond. Investment results and plan funded status are monitored daily, with a detailed performance review completed on a quarterly basis.

The fair value of our Pension Plan assets at February 1, 2014 and February 2, 2013 by asset category was comprised of the following:

	February 1, 2014				February 2, 2013
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1,418	$1,418	$—	$—	$821	$821	$—	$—

Common / Collective Trusts
Long Credit	44,239	—	44,239	—	30,924	—	30,924	—
High Yield	2,629	—	2,629	—	3,074	—	3,074	—
Global Real Estate	2,623	—	2,623	—	3,244	—	3,244	—
International Equities	2,172	—	2,172	—	2,643	—	2,643	—
U.S. Equity Index	2,165	—	2,165	—	2,538	—	2,538	—
U.S. Small Cap	1,075	—	1,075	—	1,254	—	1,254	—
Intermediate Credit	8	—	8	—	14,878	—	14,878	—

Total	$56,329	$1,418	$54,911	$—	$59,376	$821	$58,555	$—

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2013, 2012, and 2011, we expensed $5.7 million, $5.6 million, and $5.2 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $21.4 million and $21.2 million at February 1, 2014 and February 2, 2013, respectively.

NOTE 9 – INCOME TAXES

The provision for income taxes from continuing operations was comprised of the following:

(In thousands)	2013	2012	2011
Current:
U.S. Federal	$81,159	$91,299	$106,737
U.S. State and local	14,078	13,240	16,636
Non-U.S.	—	—	—
Total current tax expense	95,237	104,539	123,373
Deferred:
U.S. Federal	(31,754)	10,333	9,207
U.S. State and local	(2,365)	2,049	1,255
Non-U.S.	—	—	—
Total deferred tax expense	(34,119)	12,382	10,462
Income tax provision	$61,118	$116,921	$133,835

Net deferred tax assets fluctuated by items that are not reflected in deferred expense above. The fluctuations in net deferred tax assets related to discontinued operations deferred income tax expense were a $1.9 million increase for 2013 and a $0.1 million decrease for 2012. There were no fluctuations in deferred tax assets related to discontinued operations for 2011. Fluctuations related principally to pension-related charges recorded in accumulated other comprehensive income were $2.3 million decrease, $1.7 million decrease and $2.6 million increase for 2013, 2012, and 2011, respectively. Additionally, net deferred tax assets decreased by $0.1 million in 2012 and increased by $0.2 million in 2011 as a result of the establishment of goodwill associated with the acquisition of the U.S. subsidiaries of Liquidation World Inc.

Reconciliation between the statutory federal income tax rate and the effective income tax rate for continuing operations was as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.0	3.4	3.4
Non-U.S. income tax rate differential	1.9	0.4	0.4
Write off of foreign goodwill	1.8	—	—
Work opportunity tax and other employment tax credits	(1.3)	(0.3)	(0.4)
Impaired investment in foreign subsidiary	(12.7)	—	—
Valuation allowance	4.2	1.2	1.0
Other, net	—	0.1	—
Effective income tax rate	32.9%	39.8%	39.4%

The impaired investment in foreign subsidiary in 2013 is primarily due to the recognition of a deferred tax benefit related to the excess tax basis in the common shares of Big Lots Canada as it has become more likely than not during the fourth quarter of 2013 that such excess will be recovered as a worthless stock deduction in the foreseeable future. In 2013, 2012, and 2011, the valuation allowance was associated with the non-U.S. deferred tax expense from our Canadian segment.

Income tax payments and refunds were as follows:

(In thousands)	2013	2012	2011
Income taxes paid	$122,672	$95,596	$114,406
Income taxes refunded	(551)	(2,764)	(983)
Net income taxes paid	$122,121	$92,832	$113,423

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	February 1, 2014	February 2, 2013
Deferred tax assets:
Workers’ compensation and other insurance reserves	$31,483	$34,118
Accrued rent	30,962	30,681
Non-U.S. net operating losses	24,430	22,098
Compensation related	24,505	21,351
Impaired investment in foreign subsidiary	23,899	—
Uniform inventory capitalization	20,708	20,654
Depreciation and fixed asset basis differences	12,727	11,475
Accrued state taxes	7,540	6,931
State tax credits, net of federal tax benefit	3,987	3,547
Pension plans	3,414	4,315
Accrued operating liabilities	2,585	2,325
KB store lease and other discontinued operations contingencies	—	1,218
Other	26,105	23,907
Valuation allowances - primarily related to Non-U.S. operations	(30,013)	(24,965)
Total deferred tax assets	182,332	157,655
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	71,829	76,509
Lease construction reimbursements	16,773	16,203
Prepaid expenses	6,220	6,427
Workers’ compensation and other insurance reserves	5,121	6,922
Compensation related	—	2,701
Other	17,502	13,890
Total deferred tax liabilities	117,445	122,652
Net deferred tax assets	$64,887	$35,003

Net deferred tax assets are shown separately on our consolidated balance sheets as current and non-current deferred income taxes. The following table summarizes net deferred income tax assets from the consolidated balance sheets:

(In thousands)	February 1, 2014	February 2, 2013
Current deferred income taxes	$59,781	$37,696
Noncurrent deferred income taxes	5,106	(2,693)
Net deferred tax assets	$64,887	$35,003

Based on the weight of currently available evidence, we have fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of Big Lots Canada, Inc. by a valuation allowance.

We have the following income tax loss and credit carryforwards at February 1, 2014 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
Non-U.S.:
Net operating loss carryforwards	$24,430	Expires fiscal years 2026 through 2033, subject to a full valuation allowance
U.S. State and local:
State net operating loss carryforwards	567	Expires fiscal years 2020 through 2025
California enterprise zone credits	5,865	Expires fiscal year 2023
Texas business loss credits	268	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$31,130

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options, the vesting of restricted stock, and the vesting of performance share units. Tax benefits of $0.2 million, $8.1 million, and $2.7 million in 2013, 2012, and 2011, respectively, were credited directly to shareholders' equity related to share-based compensation deductions in excess of expense recognized for these awards.

The Company's Canadian subsidiary has an accumulated retained deficit, thus we have not provided for income taxes in the United States on undistributed earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Unrecognized tax benefits - opening balance	$16,019	$16,755	$27,250
Gross increases - tax positions in current year	991	838	2,179
Gross increases - tax positions in prior period	1,247	1,626	616
Gross decreases - tax positions in prior period	(532)	(1,928)	(9,513)
Settlements	(4)	(382)	(2,581)
Lapse of statute of limitations	(949)	(890)	(1,196)
Foreign currency translation	(122)	—	—
Unrecognized tax benefits - end of year	$16,650	$16,019	$16,755

At the end of 2013 and 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $11.0 million and $10.8 million, respectively, after considering the federal tax benefit of state and local income taxes of $5.0 million and $4.6 million respectively. Unrecognized tax benefits of $0.7 million and $0.7 million in 2013 and 2012, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

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

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $0.5 million, $(0.7) million, and $(0.5) million during 2013, 2012, and 2011, respectively, as a component of income tax expense. The amount of accrued interest and penalties recorded in the accompanying consolidated balance sheets at February 1, 2014 and February 2, 2013 was $5.7 million and $5.2 million, respectively.

We are subject to U.S. federal income tax, income tax of multiple state and local jurisdictions, and Canadian and provincial taxes. The statute of limitations for assessments on our federal income tax returns for periods prior to 2009 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the year ending October 1, 2006 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2015, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he would commence a derivative lawsuit if our Board of Directors failed to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder’s letter to a committee of independent directors to investigate the matter. That committee, with the assistance of independent outside counsel, investigated the allegations in the shareholder’s demand letter and, on August 28, 2013, reported its findings to our Board of Directors along with its recommendation that the Board reject the shareholder’s demand. Our Board of Directors unanimously accepted the recommendation of the demand investigation committee and, on September 9, 2013, outside counsel for the committee sent a letter to counsel for the shareholder informing the shareholder of the Board’s determination. On October 18, 2013, the shareholder filed a derivative lawsuit in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers named in the 2012 shareholder derivative lawsuit. The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and misappropriation of trade secrets and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. On December 18, 2013, the defendants filed a motion to dismiss the complaint, and that motion is fully briefed and awaiting a decision.

On February 10, 2014, a shareholder derivative lawsuit was filed in the Franklin County Common Pleas Court in Columbus, Ohio, against us and certain of our current and former outside directors and executive officers (David Campisi, Steven Fishman, Joe Cooper, Charles Haubiel, Timothy Johnson, Robert Claxton, John Martin, Norman Rankin, Paul Schroeder, Robert Segal, Steven Smart, David Kollat, Jeffrey Berger, James Chambers, Peter Hayes, Brenda Lauderback, Philip Mallott, Russell Solt, James Tener and Dennis Tishkoff). The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint also alleges that we and various individual defendants made false and misleading statements regarding our Canadian operations prior to our announcement on December 5, 2013 that we were exiting the Canadian market. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, waste of corporate assets and misappropriation of insider information and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. On March 17, 2014, the court stayed this lawsuit until after the judge in the federal lawsuits discussed in the preceding paragraphs has ruled on the motions to dismiss pending in those federal lawsuits.

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

On December 21, 2012, we received a letter from NYSE Regulation requesting information relating to Mr. Fishman's trades in our common shares, internal policies, and the inquiries being conducted by other bodies. We provided information in response to the NYSE Regulation request in 2013. NYSE Regulation last made requests for information in connection with this matter in August 2013, and we cooperated with its requests.

On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We have provided information and are cooperating with the authorities from multiple counties and cities in California in connection with this matter. While a loss related to this matter is reasonably possible, at this time, we cannot reasonably estimate the possible loss or range of loss that may arise from this matter or whether this matter will have a material impact on our financial statements.

In 1998, an action was filed against us in the District Court, 224th Judicial District, in Bexar County, Texas (“State Court”) by a plaintiff claiming she was injured when she fell in one of our stores (“Rivera matter”). The Rivera matter was removed to the U.S. District Court for the Western District of Texas (“Federal Court”) and the claim was fully litigated. Ultimately, the Federal Court granted summary judgment in our favor in January 2000. The plaintiff re-filed the same complaint in April 2000 in the State Court and then obtained a default judgment against us on June 20, 2000 in the amount of approximately $1.5 million plus post-judgment interest. No effort was made to collect on this judgment by the plaintiff until February 2009, when we were served with a writ of execution of judgment. Since that time, we have sought relief from the State Court, the Federal Court, and the appellate courts having jurisdiction over those trial courts. In September 2012, the Supreme Court of Texas held that the default judgment was not void, but remanded the case to the State Court for a trial on other defenses we raised. The State Court held a trial in April 2013, and the jury held against us thus enforcing the initial State Court judgment in favor of the plaintiff. As a result, we accrued a pretax charge of $5.1 million in the first quarter of 2013 to reflect the amount of the initial State Court judgment of approximately $1.5 million plus post-judgment interest from the June 2000 judgment through the end of the first quarter of 2013. On June 7, 2013, we filed with the State Court a motion for judgment notwithstanding the verdict and a motion for a new trial. The parties settled this matter for $4.4 million in July 2013. As a result, an adjustment was made to the accrual for this matter that benefited the second quarter of 2013 by $0.7 million.

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

For a discussion of discontinued operations, including KB Toys matters, see note 14.

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical and dental benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $58.5 million at February 1, 2014, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $464.6 million, the entirety of which represents obligations due within one year of February 1, 2014. In addition, we have a purchase commitment for future inventory purchases totaling $49.0 million at February 1, 2014. We paid $21.7 million, $19.9 million, and $28.0 million related to this commitment during 2013, 2012, and 2011, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $115.3 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

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

NOTE 12 – GOODWILL

The changes in the carrying amount of goodwill, which is generally not deductible for income tax purposes, for the fiscal years 2013 and 2012 were as follows:

(In thousands)	2013	2012
Beginning of year	$13,522	$12,282
Goodwill adjustments	—	1,191
Foreign currency impact	(818)	49
Impairment loss	(12,704)	—
End of year	$—	$13,522

The goodwill adjustments in 2012 were associated with our acquisition of Big Lots Canada in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases. Our entire balance of goodwill related to our Canadian segment.

In the second quarter of 2013, we performed our annual impairment review of goodwill, which resulted in no impairment.

During the third and fourth quarters of 2013, our senior management team conducted certain strategic planning activities. As a result of these planning activities, we announced our intentions to wind down the operations of our Canadian segment in the fourth quarter of 2013. The decision to the wind down was considered a triggering event for the performance of an impairment review. As the wind down will result in the elimination of future cash flows from our Canadian segment, we determined that our goodwill had been impaired; therefore, we recorded an impairment charge of $12.7 million in the fourth quarter of 2013. Please see the Canadian Segment section of note 13 to the consolidated financial statements for further discussion.

NOTE 13 - COSTS ASSOCIATED WITH WIND DOWN ACTIVITIES

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business, within our U.S. segment, during the fourth quarter of 2013. In conjunction with our decision to wind down the operations of our wholesale business, we reviewed the valuation of the inventory associated with the wholesale business and based on the composition of the merchandise, we recorded an impairment of $3.7 million, which reduced the value of the inventory to our estimate of its market value. Additionally, we recorded a severance charge for this exit activity of approximately $1.1 million. The severance accrual was adjusted during the fourth quarter based on the final execution of severance agreements.

During the fourth quarter of 2013, we closed the leased facilities in which we operated our wholesale business and recorded contract termination costs of approximately $0.2 million.

The following table summarizes the components of our wind down activities associated with our wholesale business and the related liabilities for 2013:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 2, 2013	$—	$—	$—
Charges	1,078	212	1,290
Adjustments	(302)	—	(302)
Payments	(254)	(212)	(466)
Period change	522	—	522
Balance at February 1, 2014	$522	$—	$522

We anticipate no additional charges associated with the wind down of the operations of our wholesale business. As the operations of the wholesale business had ceased as of February 1, 2014, the results of operations of the wholesale business were reclassified to discontinued operations. Please see the Wholesale Business section of note 14 to the consolidated financial statements for further information.

Canadian Segment
During the fourth quarter of 2013, we announced our intention to wind down the operations of our Canadian segment. We conducted detailed evaluations of our long range strategic objectives as well as performed a preliminary review of our 2014 financial plan. As a result of this evaluation and review, we determined the Canadian segment does not fit into our strategic plan for maximizing long-term shareholder returns based on our expectations of the required investments necessary to improve the Canadian segment’s financial performance, both in the near and long-term. During the fourth quarter of 2013, we began a markdown strategy with the intent to liquidate our inventory prior to closing our stores. At February 1, 2014, we re-valued our inventory at our net realizable value based on estimated cash proceeds prior to closing, which represents our estimate of its market value. The cost associated with the revaluation of inventory was recorded in our cost of sales. We, also, conducted a review of our long lived assets. We determined that the elimination of future cash flows from our operations beyond the first quarter of 2014 resulted in the impairment of our property and equipment and our tradename intangible assets; therefore, we recorded a $6.5 million impairment charge for property and equipment, in order to reduce its value to estimated salvage value, and recorded a $0.5 million charge to fully impair our Canadian tradenames. Please see the third paragraph of note 2 to the consolidated financial statements for further discussion. Additionally, we conducted an impairment review of our goodwill associated with our Canadian segment, determined that the goodwill had been impaired, and we recorded a $12.7 million impairment charge. Please see the final paragraph of note 12 to the consolidated financial statements for further discussion.

The wind down of our Canadian operations has been separated into two phases: our distribution centers and our stores. During the fourth quarter of 2013, we ceased the operations in our distribution centers, as receiving, processing, and distributing activities were completed. Associated with the closure of our distribution centers and certain administrative activities, we recorded a severance charge of approximately $2.7 million in our selling and administrative expenses. Additionally, with the closure of certain leased distribution centers, we recorded contract termination costs of approximately $1.3 million.

The following table summarizes the components of our wind down activities associated with our Canadian segment and the related liabilities for 2013:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 2, 2013	$—	$—	$—
Charges	2,739	1,276	4,015
Adjustments	—	—	—
Payments	(319)	—	(319)
Period change	2,420	1,276	3,696
Balance at February 1, 2014	$2,420	$1,276	$3,696

During February 2014, we closed all stores in our Canadian segment, which will result in an estimated additional severance charge associated with this exit activity in the range of $1.0 million to $2.0 million. In addition, contract termination costs, primarily associated with our stores operating leases, will be recorded upon the cessation of our Canadian segment's operations during the first quarter of 2014, which we estimate will be in the range of $28.0 million to $31.0 million.

NOTE 14 – DISCONTINUED OPERATIONS

Our discontinued operations for 2013, 2012, and 2011, were comprised of the following:

(In thousands)	2013	2012	2011
Wholesale business	$(4,371)	$423	$1,899
Closed stores	—	2	(19)
KB Toys matters	5,248	(78)	(264)
Total income (loss) from discontinued operations, pretax	$877	$347	$1,616

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business, within our U.S. segment. During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business; therefore, we determined the results of our wholesale business should be reported as discontinued operations for all periods presented. The results of operations of our wholesale business primarily consist of sales of product to wholesale customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distributing, occupancy and overhead costs. Please see the Wholesale Business section of note 13 to the consolidated financial statements for further information of the costs incurred during 2013.

Closed Stores
In 2005, we determined that the results of 130 stores closed in 2005 should be reported as discontinued operations for all periods presented. For 2013, 2012, and 2011, the closed stores' operating income (loss) is comprised of exit-related costs, utilities, and security expenses on leased properties with remaining terms.

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

In the second fiscal quarter of 2007, we recorded a gain of $2.0 million, pretax in income (loss) from discontinued operations to reflect favorable settlements related to the KB-I Bankruptcy Lease Obligations. In the fourth fiscal quarter of 2007, we recorded approximately $8.8 million in income of the KB-I Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 2, 2008. We based this reversal on the following factors: (1) we had not received any new demand letters from landlords during 2007; (2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands; (3) the KB-I bankruptcy occurred more than four years prior to the end of 2007 and most of the lease rejections occurred more than three years prior to the end of 2007; and (4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial. During the fourth quarter of 2013, we received a final distribution from the KB-I bankruptcy estate in the amount of $2.1 million.

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

On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information provided to us by KB-II, we believe that we continue to have KB Lease Obligations with respect to 29 KB Toys stores (“KB-II Bankruptcy Lease Obligations”). In the fourth fiscal quarter of 2008, we recorded a charge in the amount of $5.0 million, pretax, in income (loss) from discontinued operations to reflect the estimated amount that we expect to pay for KB-II Bankruptcy Lease Obligations. In the fourth quarter of 2013, we recorded approximately $3.1 million in income for the KB-II Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 1, 2013. We based this reversal on the following factors: (1) we had not received any new demand letters from landlords during the past two years; (2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands; (3) the KB-II bankruptcy occurred more than five years prior to the end of 2008 and most of the lease rejections occurred more than two years prior to the end of 2013; and (4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

In 2009, we obtained an assignment of a lease for the former KB corporate office at which time we recorded a charge of $1.2 million, pretax in income (loss) from discontinued operations primarily related to our remaining liability for the former KB corporate office. In 2012, the KB corporate office lease obligation expired.

NOTE 15 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2011, 2012, and 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 29, 2011	$—	$(10,470)	$(10,470)
Other comprehensive income before reclassifications	(1,050)	(5,244)	(6,294)
Amounts reclassified from accumulated other comprehensive loss	—	1,245	1,245
Period change	(1,050)	(3,999)	(5,049)
Balance at January 28, 2012	(1,050)	(14,469)	(15,519)
Other comprehensive income before reclassifications	(383)	989	606
Amounts reclassified from accumulated other comprehensive loss	—	1,583	1,583
Period change	(383)	2,572	2,189
Balance at February 2, 2013	(1,433)	(11,897)	(13,330)
Other comprehensive income before reclassifications	(3,589)	2,352	(1,237)
Amounts reclassified from accumulated other comprehensive loss	—	1,056	1,056
Period change	(3,589)	3,408	(181)
Balance at February 1, 2014	$(5,022)	$(8,489)	$(13,511)

The amounts reclassified from accumulated other comprehensive income associated with our pension plans have been reclassified to selling and administrative expenses in our statement of operations. Please see note 18 to the consolidated financial statements for further information on our pension plans.

NOTE 16 - SALE OF REAL ESTATE

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

NOTE 17 – BUSINESS SEGMENT DATA

We manage our business as two segments: U.S. and Canada.  The following tables summarize net sales, results of operations, and total assets, by segment:

(In thousands)	2013			2012			2011
	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada	Total
Net sales	$5,124,755	$177,157	$5,301,912	$5,212,318	$154,847	$5,367,165	$5,097,144	$62,105	$5,159,249
Depreciation expense	113,228	1,894	115,122	103,146	2,991	106,137	88,324	1,811	90,135
Operating profit (loss)	229,909	(39,470)	190,439	311,724	(13,693)	298,031	355,915	(12,219)	343,696
Interest expense	(3,293)	(46)	(3,339)	(4,190)	(2)	(4,192)	(2,739)	(791)	(3,530)
Other income (expense)	(12)	(1,201)	(1,213)	2	49	51	163	(336)	(173)
Income (loss) from continuing operations before income taxes	226,604	(40,717)	185,887	307,536	(13,646)	293,890	353,339	(13,346)	339,993
Income tax expense	61,544	(426)	61,118	117,059	(138)	116,921	133,835	—	133,835
Income (loss) from continuing operations	$165,060	$(40,291)	$124,769	$190,477	$(13,508)	$176,969	$219,504	$(13,346)	$206,158

(in thousands)	February 1, 2014			February 2, 2013
	U.S.	Canada	Total	U.S.	Canada	Total
Total assets	$1,709,255	$30,344	$1,739,599	$1,681,005	$72,621	$1,753,626

Our U.S. segment uses the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationary, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. In the fourth quarter of 2013, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by segment and merchandise category:

(In thousands)	2013	2012	2011
U.S.
Furniture & Home Décor	$1,072,410	$1,060,993	$1,010,007
Seasonal	958,681	971,003	982,604
Consumables	918,124	905,444	881,282
Food	747,840	742,267	723,291
Hard Home	514,232	543,954	537,092
Electronics & Accessories	486,331	556,658	550,513
Soft Home	427,137	431,999	412,355
Total U.S.	5,124,755	5,212,318	5,097,144
Canada	177,157	154,847	62,105
Net sales	$5,301,912	$5,367,165	$5,159,249

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The selected quarterly financial data does not agree to our previously issued quarterly reports as a result of the reclassification of our wholesale business to discontinued operations during the fourth quarter of 2013. Please see the Wholesale Business section of note 14 to the consolidated financial statements for further discussion. Summarized fiscal quarterly financial data for 2013 and 2012 is as follows:

Fiscal Year 2013	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,303,614	$1,218,800	$1,143,221	$1,636,277	$5,301,912
Gross margin	515,734	478,283	445,626	625,663	2,065,306
Income (loss) from continuing operations	32,621	18,098	(6,929)	80,979	124,769
Income (loss) from discontinued operations	(288)	28	(2,588)	3,374	526
Net income (loss)	32,333	18,126	(9,517)	84,353	125,295

Earnings (loss) per share - basic:
Continuing operations	$0.57	$0.32	$(0.12)	$1.41	$2.17
Discontinued operations	(0.01)	—	(0.05)	0.06	0.01
	$0.56	$0.32	$(0.17)	$1.47	$2.18

Earnings (loss) per share - diluted:
Continuing operations	$0.56	$0.31	$(0.12)	$1.39	$2.15
Discontinued operations	—	—	(0.05)	0.06	0.01
	$0.56	$0.31	$(0.17)	$1.45	$2.16

Fiscal Year 2012	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,286,297	$1,211,378	$1,124,907	$1,744,583	$5,367,165
Gross margin	511,168	476,910	430,934	693,316	2,112,328
Income (loss) from continuing operations	40,819	22,193	(6,182)	120,139	176,969
Income (loss) from discontinued operations	(73)	(118)	195	148	152
Net income (loss)	40,746	22,075	(5,987)	120,287	177,121

Earnings (loss) per share - basic:
Continuing operations	$0.64	$0.37	$(0.11)	$2.10	$2.96
Discontinued operations	—	—	—	—	—
	$0.64	$0.37	$(0.10)	$2.10	$2.96

Earnings (loss) per share - diluted:
Continuing operations	$0.63	$0.36	$(0.11)	$2.08	$2.93
Discontinued operations	—	—	—	—	—
	$0.63	$0.36	$(0.10)	$2.09	$2.93

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

In the fourth quarter of 2013, we realigned the merchandise categories reported in our U.S. segment to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion. The following table presents net sales data by segment and merchandise category by quarter in 2013, as reclassified:

Fiscal Year 2013	First	Second	Third	Fourth	Year
(In thousands)
U.S.
Furniture & Home Décor	$329,287	$220,798	$246,093	$276,232	$1,072,410
Seasonal	219,037	247,247	118,081	374,316	958,681
Consumables	213,826	231,356	226,420	246,522	918,124
Food	176,324	167,933	185,959	217,624	747,840
Hard Home	117,697	123,461	121,368	151,706	514,232
Electronics & Accessories	106,842	93,934	101,711	183,844	486,331
Soft Home	104,007	96,176	105,286	121,668	427,137
Total U.S.	1,267,020	1,180,905	1,104,918	1,571,912	5,124,755
Canada	36,594	37,895	38,303	64,365	177,157
Net sales	$1,303,614	$1,218,800	$1,143,221	$1,636,277	$5,301,912

NOTE 19 – SUBSEQUENT EVENT

On March 7, 2014, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our common shares (“2014 Repurchase Program”). Pursuant to the 2014 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2014 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2014 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 Framework). Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 1, 2014.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2014 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2014 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The information contained under the caption “Stock Ownership” in the 2014 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance - Determination of Director Independence” and “Governance - Related Person Transactions” in the 2014 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure - Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure - Fees Paid to Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, with respect to the Audit Committee's pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010).
3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).
10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8 dated June 29, 2001).
10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective May 18, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).
10.3	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008 (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 3, 2008).
10.4	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).
10.5	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011).
10.6	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009).
10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009).
10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for CEO (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated March 3, 2010).
10.10	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated July 31, 2010).
10.11	Big Lots 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated May 23, 2012).
10.12	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012).
10.13	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012).
10.14	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Retention Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K for the year ended February 2, 2013).
10.15	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated May 23, 2012).
10.16	Form of Big Lots 2012 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.9 to our Form 8-K dated April 29, 2013).
10.17	Form of Big Lots 2012 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 5, 2014).
10.18	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 5, 2014).
10.19	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).
10.20
First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective August 20, 2002 (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002).

10.21
Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008 (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 3, 2008).

10.22	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).
10.23	Big Lots 2006 Bonus Plan, as amended and restated effective December 5, 2008 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q for the quarter ended November 1, 2008).
10.24	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).
10.25	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2007).
10.26	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).
10.27	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2007).
10.28	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).
10.29	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).
10.30	Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 29, 2013).
10.31	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.32	Second Amended and Restated Employment Agreement with Joe R. Cooper (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated April 29, 2013).
10.33	Amended and Restated Employment Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended November 1, 2008).

10.34	Second Amended and Restated Employment Agreement with Charles W. Haubiel II (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated April 29, 2013).
10.35	Second Amended and Restated Employment Agreement with John C. Martin (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated April 29, 2013).
10.36	Amended and Restated Employment Agreement with Robert S. Segal (incorporated herein by reference to Exhibit 10.9 to our Form 10-Q for the quarter ended November 1, 2008).
10.37	Retention Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 3, 2010).
10.38	Retirement and Consulting Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.10 to our Form 8-K dated April 29, 2013).
10.39	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).
10.40	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).
10.41	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).
10.42
Credit Agreement among Big Lots Stores, Inc., as borrower, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 30, 2009).

10.43
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011).

10.44
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 30, 2013).

10.45	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).
10.46
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

10.47	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011).
10.48*	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements.
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Peter J. Hayes, Brenda J. Lauderback, Philip E. Mallott, Russell Solt, James R. Tener, and Dennis B. Tishkoff.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2014.

BIG LOTS, INC.

By: /s/ David J. Campisi
David J. Campisi
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April 2014.

By: /s/ David J. Campisi	/s/ Timothy A. Johnson
David J. Campisi	Timothy A. Johnson
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Philip E. Mallott *
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ James R. Chambers *	/s/ Russell Solt *
James R. Chambers	Russell Solt
Director	Director

/s/ Peter J. Hayes *	/s/ James R. Tener *
Peter J. Hayes	James R. Tener
Director	Director

/s/ Brenda J. Lauderback *	/s/ Dennis B. Tishkoff *
Brenda J. Lauderback	Dennis B. Tishkoff
Director	Director

*
The above named Directors of the Registrant execute this report by Ronald D. Parisotto, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 5th day of March 2014, and filed herewith.

By: /s/ Ronald D. Parisotto
Ronald D. Parisotto
Attorney-in-Fact