Form 10-Q
period 2014-05-03
BIG LOTS INC
filed 2014-06-11
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014
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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 6, 2014, was 55,472,827.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 3, 2014

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$1,281,271	$1,267,020
Cost of sales (exclusive of depreciation expense shown separately below)	787,715	764,825
Gross margin	493,556	502,195
Selling and administrative expenses	417,546	413,902
Depreciation expense	28,825	26,845
Operating profit	47,185	61,448
Interest expense	(350)	(726)
Other income (expense)	—	—
Income from continuing operations before income taxes	46,835	60,722
Income tax expense	18,254	23,657
Income from continuing operations	28,581	37,065
Loss from discontinued operations, net of tax benefit of $8,955 and $170, respectively	(25,233)	(4,732)
Net income	$3,348	$32,333

Earnings per common share - basic
Continuing operations	$0.50	$0.65
Discontinued operations	(0.44)	(0.08)
	$0.06	$0.56

Earnings per common share - diluted
Continuing operations	$0.50	$0.64
Discontinued operations	(0.44)	(0.08)
	$0.06	$0.56

Weighted-average common shares outstanding:
Basic	57,010	57,305
Dilutive effect of share-based awards	526	538
Diluted	57,536	57,843

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$3,348	$32,333
Other comprehensive income (loss):
Foreign currency translation	5,022	(575)
Amortization of pension, net of tax $(159) and $(166), respectively	204	251
Total other comprehensive income (loss)	5,226	(324)
Comprehensive income	$8,574	$32,009

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,161	$68,629
Inventories	834,575	914,965
Deferred income taxes	71,145	59,781
Other current assets	76,212	77,686
Total current assets	1,049,093	1,121,061
Property and equipment - net	557,675	569,682
Deferred income taxes	10,667	5,106
Other assets	41,627	43,750
Total assets	$1,659,062	$1,739,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347,711	$365,772
Property, payroll, and other taxes	79,210	73,334
Accrued operating expenses	76,677	57,167
Insurance reserves	38,100	37,607
Accrued salaries and wages	27,382	29,175
Income taxes payable	21,173	14,392
Total current liabilities	590,253	577,447
Long-term obligations	53,600	77,000
Deferred rent	73,670	76,364
Insurance reserves	56,402	55,755
Unrecognized tax benefits	17,886	17,975
Other liabilities	30,709	33,631
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 55,626 shares and 57,548 shares, respectively	1,175	1,175
Treasury shares - 61,869 shares and 59,947 shares, respectively, at cost	(1,745,634)	(1,670,041)
Additional paid-in capital	564,581	562,447
Retained earnings	2,024,705	2,021,357
Accumulated other comprehensive loss	(8,285)	(13,511)
Total shareholders' equity	836,542	901,427
Total liabilities and shareholders' equity	$1,659,062	$1,739,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - February 2, 2013	57,269	$1,175	60,226	$(1,677,610)	$551,845	$1,896,062	$(13,330)	$758,142
Comprehensive income (loss)	—	—	—	—	—	32,333	(324)	32,009
Purchases of common shares	—	—	—	—	—	—	—	—
Exercise of stock options	56	—	(56)	1,544	(644)	—	—	900
Restricted shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	246	—	—	246
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	4,616	—	—	4,616
Balance - May 4, 2013	57,325	1,175	60,170	(1,676,066)	556,063	1,928,395	(13,654)	795,913
Comprehensive income	—	—	—	—	—	92,962	143	93,105
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	158	—	(158)	4,405	(421)	—	—	3,984
Restricted shares vested	65	—	(65)	1,805	(1,805)	—	—	—
Tax benefit from share-based awards	—	—	—	—	(123)	—	—	(123)
Share activity related to deferred compensation plan	6	—	(6)	29	166	—	—	195
Share-based employee compensation expense	—	—	—	—	8,567	—	—	8,567
Balance - February 1, 2014	57,548	1,175	59,947	(1,670,041)	562,447	2,021,357	(13,511)	901,427
Comprehensive income	—	—	—	—	—	3,348	5,226	8,574
Purchases of common shares	(2,179)	—	2,179	(82,780)	—	—	—	(82,780)
Exercise of stock options	243	—	(243)	6,804	(260)	—	—	6,544
Restricted shares vested	13	—	(13)	380	(380)	—	—	—
Tax charge from share-based awards	—	—	—	—	(25)	—	—	(25)
Share activity related to deferred compensation plan	1	—	(1)	3	20	—	—	23
Share-based employee compensation expense	—	—	—	—	2,779	—	—	2,779
Balance - May 3, 2014	55,626	$1,175	61,869	$(1,745,634)	$564,581	$2,024,705	$(8,285)	$836,542

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Operating activities:
Net income	$3,348	$32,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,537	24,851
Deferred income taxes	(17,084)	(17,027)
Loss (Gain) on disposition of equipment	1,292	(2)
Non-cash share-based compensation expense	2,779	4,616
Excess tax benefit from share-based awards	(528)	(246)
Pension expense, net of contributions	618	743
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	80,430	32,532
Accounts payable	(18,086)	(30,895)
Current income taxes	9,199	(3,225)
Other current assets	(308)	(1,424)
Other current liabilities	14,720	12,145
Other assets	1,873	(1,075)
Other liabilities	(1,624)	6,857
Net cash provided by operating activities	102,166	60,183
Investing activities:
Capital expenditures	(16,040)	(17,281)
Cash proceeds from sale of property and equipment	630	1,471
Other	(74)	(13)
Net cash used in investing activities	(15,484)	(15,823)
Financing activities:
Net repayments of borrowings under bank credit facility	(23,400)	(34,000)
Payment of capital lease obligations	(235)	(310)
Proceeds from the exercise of stock options	6,544	900
Excess tax benefit from share-based awards	528	246
Payment for treasury shares acquired	(76,868)	—
Other	23	—
Net cash used in financing activities	(93,408)	(33,164)
Impact of foreign currency on cash	5,258	(108)
(Decrease) Increase in cash and cash equivalents	(1,468)	11,088
Cash and cash equivalents:
Beginning of period	68,629	60,581
End of period	$67,161	$71,669

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the largest broadline closeout retailer in the United States of America (“U.S.”).  At May 3, 2014, we operated 1,496 stores in the U.S.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2014 (“2014”) is comprised of the 52 weeks that began on February 2, 2014 and will end on January 31, 2015.  Fiscal year 2013 (“2013”) was comprised of the 52 weeks that began on February 3, 2013 and ended on February 1, 2014.  The fiscal quarters ended May 3, 2014 (“first quarter of 2014”) and May 4, 2013 (“first quarter of 2013”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $40.8 million and $39.2 million for the first quarter of 2014 and the first quarter of 2013, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $21.9 million and $23.4 million for the first quarter of 2014 and the first quarter of 2013, respectively.

Foreign Currency Translation
The functional currency of our international subsidiary is the local currency of the country in which the subsidiary is located. We have one foreign subsidiary domiciled in Canada, which has ceased operations as discussed below and in the Canadian Operations section of note 11 and note 12 to the consolidated financial statements. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities was included as a component of shareholders’ equity in accumulated other comprehensive loss in 2013. Gains and losses from foreign currency transactions, which are included in discontinued operations because our Canadian subsidiary has ceased operations, were a loss of $4.7 million and $0.2 million for the first quarter of 2014 and the first quarter of 2013, respectively. Included in the foreign currency loss in the first quarter of 2014 is a $5.1 million loss related to the realization of the cumulative translation adjustment on our investment in our Canadian operations.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2014 and 2013:

	Thirteen Weeks Ended
(in thousands)	May 3, 2014	May 4, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$270	$589
Cash paid for income taxes, excluding impact of refunds	17,091	43,911
Gross proceeds from borrowings under bank credit facility	334,600	297,500
Gross payments of borrowings under bank credit facility	$358,000	$331,500
Non-cash activity:
Accrued property and equipment	$8,027	$8,473
Share repurchases payable	$5,912	$—

Reclassifications

Wholesale Business
During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business. Therefore, we determined that the results of our wholesale business should be reported as discontinued operations. As such, we have reclassified our results for all periods presented. Please see the Wholesale Business section of note 11 and note 12 to the consolidated financial statements for further discussion of the wind down of our wholesale business and the costs we incurred in connection with the wind down during the first quarter of 2014.

Canadian Operations
During the first quarter of 2014, we executed the remainder of our wind down plan and ceased the operations of our former Canadian segment. Therefore, we determined that the results of our former Canadian segment should be reported as discontinued operations. As such, we have reclassified our results for all periods presented. Please see the Canadian Operations section of note 11 and note 12 to the consolidated financial statements for further discussion of the wind down of our Canadian operations and the costs we incurred in connection with the wind down during the first quarter of 2014.

Merchandise Categories
In the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting in our U.S. segment. We now use the following merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. In order to provide comparative information, we have reclassified our net sales by merchandise category into the new alignment for all periods presented in note 9 to the consolidated financial statements.

Recent Accounting Pronouncements
There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a new $700 million five-year unsecured credit facility and, on May 30, 2013, we entered into an amendment of the credit facility that extended its expiration from July 22, 2016 to May 30, 2018 (“2011 Credit Agreement”). In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement.  In connection with the amendment of the 2011 Credit Agreement, we paid additional bank fees and other expenses in the aggregate amount of $0.9 million, which are being amortized over the term of the amended agreement.

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 3, 2014, we had $53.6 million of borrowings outstanding under the 2011 Credit Agreement while $9.2 million was committed to outstanding letters of credit, leaving $637.2 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $21.2 million and $21.2 million at May 3, 2014 and February 1, 2014, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 3, 2014 or May 4, 2013, which were excluded from the computation of earnings per share other than antidilutive stock options and restricted stock awards.  For the first quarter of 2014 and the first quarter of 2013, 2.6 million and 2.7 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options and restricted stock awards are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 5, 2014, our Board of Directors authorized a share repurchase program providing for the repurchase of $125 million of our common shares (“2014 Repurchase Program”). Pursuant to the 2014 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2014 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2014 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

During the first quarter of 2014, we acquired approximately 2.2 million of our outstanding common shares for $82.5 million, under the 2014 Repurchase Program.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2013 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $2.8 million and $4.6 million in the first quarter of 2014 and the first quarter of 2013, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during the respective period were as follows:

First Quarter
2013
Weighted-average fair value of stock options granted	$12.14
Risk-free interest rate	0.7%
Expected life (years)	4.2
Expected volatility	42.5%
Expected annual forfeiture rate	3.0%

During the first quarter of 2014, we did not grant stock options.

The following table summarizes stock option activity for the first quarter of 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 1, 2014	3,377,303	$34.88
Granted	—	—
Exercised	(243,218)	26.90
Forfeited	(139,850)	38.63
Outstanding stock options at May 3, 2014	2,994,235	$35.35	4.2	$16,314
Vested or expected to vest at May 3, 2014	2,981,614	$35.25	4.2	$16,053
Exercisable at May 3, 2014	1,839,422	$33.67	3.4	$13,141

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the first quarter of 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 1, 2014	664,101	$38.34
Granted	281,056	37.12
Vested	(13,500)	34.75
Forfeited	(99,200)	40.19
Outstanding non-vested restricted stock at May 3, 2014	832,457	$37.77

The non-vested restricted stock units granted in the first quarter of 2014 vest on a ratable basis over three years from the grant date of the award, if certain financial performance objectives are achieved.

The non-vested restricted stock awards granted in prior years vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

As of February 1, 2014, we estimated a five-year period for vesting of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding grants.

In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68 The performance share units have a contractual term of seven years. If the performance goals applicable to the performance share units are not achieved prior to expiration, the awards will be forfeited. All 37,800 performance share units remain outstanding at May 3, 2014.

In the first quarter of 2014, we issued 434,643 performance share units to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process to establish the financial performance objectives in each fiscal year, we will only meet the requirements of establishing a grant-date for these performance share units when the financial performance objectives for the third fiscal year of the award are communicated to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet our threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the performance share units will vest on the first trading day after we file our Annual Report on Form 10-K three years after the initial issuance of the award.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2014	2013
Total intrinsic value of stock options exercised	$2,588	$1,040
Total fair value of restricted stock vested	523	—

The total unearned compensation cost related to all share-based awards outstanding at May 3, 2014 was approximately $45.0 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.5 years from May 3, 2014.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2014	2013
Discount rate	5.0%	4.6%
Rate of increase in compensation levels	3.0%	3.5%
Expected long-term rate of return	6.0%	5.1%

The components of combined net periodic pension cost were as follows:

	First Quarter
(In thousands)	2014	2013
Service cost - benefits earned in the period	$487	$522
Interest cost on projected benefit obligation	807	760
Expected investment return on plan assets	(805)	(723)
Amortization of actuarial loss	372	423
Amortization of prior service cost	(9)	(9)
Amortization of transition obligation	—	3
Net periodic pension cost	$852	$976

We currently expect no required contributions to the qualified defined benefit pension plan during 2014.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

Based on an evaluation of currently available information, we have fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of our former Canadian segment by a valuation allowance.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 2, 2015, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.0 million.  Approximately $1.0 million of this decrease is driven by the anticipated write-off of our deferred tax assets related to our former Canadian segment as the Canadian unrecognized tax benefits would have been settled by use of those deferred tax assets. Actual results may differ materially from this estimate.

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

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he would commence a derivative lawsuit if our Board of Directors failed to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder’s letter to a committee of independent directors to investigate the matter. That committee, with the assistance of independent outside counsel, investigated the allegations in the shareholder’s demand letter and, on August 28, 2013, reported its findings to our Board of Directors along with its recommendation that the Board reject the shareholder’s demand. Our Board of Directors unanimously accepted the recommendation of the demand investigation committee and, on September 9, 2013, outside counsel for the committee sent a letter to counsel for the shareholder informing the shareholder of the Board’s determination. On October 18, 2013, the shareholder filed a derivative lawsuit in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers named in the 2012 shareholder derivative lawsuit. The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and misappropriation of trade secrets and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. The defendants have filed a motion to dismiss the complaint, and that motion is fully briefed and awaiting a decision.

On February 10, 2014, a shareholder derivative lawsuit was filed in the Franklin County Common Pleas Court in Columbus, Ohio, against us and certain of our current and former outside directors and executive officers (David Campisi, Steven Fishman, Joe Cooper, Charles Haubiel, Timothy Johnson, Robert Claxton, John Martin, Norman Rankin, Paul Schroeder, Robert Segal, Steven Smart, David Kollat, Jeffrey Berger, James Chambers, Peter Hayes, Brenda Lauderback, Philip Mallott, Russell Solt, James Tener and Dennis Tishkoff). The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint also alleges that we and various individual defendants made false and misleading statements regarding our Canadian operations prior to our announcement on December 5, 2013 that we were exiting the Canadian market. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, waste of corporate assets and misappropriation of insider information and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. At the parties’ request, the court has stayed this lawsuit until after the judge in the federal lawsuits discussed in the preceding paragraphs has ruled on the motions to dismiss pending in those federal lawsuits.

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

On June 13, 2013, we received a voluntary document request from the Division of Enforcement of the SEC relating principally to our participation in investor and analyst meetings in the first fiscal quarter of 2012. We have produced documents and are cooperating with the SEC’s investigation, which is ongoing.

On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We have provided information and are cooperating with the authorities from multiple counties and cities in California in connection with this ongoing matter. While a loss related to this matter is reasonably possible, at this time, we cannot reasonably estimate the possible loss or range of loss that may arise from this matter or whether this matter will have a material impact on our financial statements.

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

NOTE 9 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationary, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. In the fourth quarter of 2013, we realigned our merchandise categories to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2014	2013
Furniture & Home Décor	$335,129	$329,287
Consumables	224,495	213,826
Seasonal	210,283	219,037
Food	199,675	176,324
Soft Home	113,987	104,007
Hard Home	109,150	117,697
Electronics & Accessories	88,552	106,842
Net sales	$1,281,271	$1,267,020

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2013 and 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 2, 2013	$(1,433)	$(11,897)	$(13,330)
Other comprehensive income before reclassifications	(575)	—	(575)
Amounts reclassified from accumulated other comprehensive loss	—	251	251
Net period change	(575)	251	(324)
Balance at May 4, 2013	(2,008)	(11,646)	(13,654)
Other comprehensive income before reclassifications	(3,014)	2,352	(662)
Amounts reclassified from accumulated other comprehensive loss	—	805	805
Net period change	(3,014)	3,157	143
Balance at February 1, 2014	(5,022)	(8,489)	(13,511)
Other comprehensive income before reclassifications	(39)	—	(39)
Amounts reclassified from accumulated other comprehensive loss	5,061	204	5,265
Net period change	5,022	204	5,226
Balance at May 3, 2014	$—	$(8,285)	$(8,285)

The amounts reclassified from accumulated other comprehensive income associated with our pension plans have been reclassified to selling and administrative expenses in our statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

The amounts reclassified from accumulated other comprehensive income associated with foreign currency translation have been reclassified to loss from discontinued operations in our statements of operations, as the amounts related to our Canadian operations. Please see note 12 to the consolidated financial statements for further information on our discontinued operations.

NOTE 11 - COSTS ASSOCIATED WITH WIND DOWN ACTIVITIES

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business during the fourth quarter of 2013. At that time, we recorded a severance charge for this exit activity. During the fourth quarter of 2013, we closed the leased facilities in which we operated our wholesale business, recorded contract termination costs, and fully paid those obligations.

The following table summarizes the components of our wind down activities associated with our wholesale business and the activities within the related liabilities during 2014:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 1, 2014	$522	$—	$522
Charges	—	—	—
Adjustments	—	—	—
Payments	(356)	—	(356)
Period change	(356)	—	(356)
Balance at May 3, 2014	$166	$—	$166

We anticipate no additional charges associated with the wind down of the operations of our wholesale business. As the operations of the wholesale business had ceased as of February 1, 2014, the results of operations of the wholesale business were reclassified to discontinued operations. Please see the Wholesale Business section of note 12 to the consolidated financial statements for further information.

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down the operations of our former Canadian segment. We conducted detailed evaluations of our long range strategic objectives and performed a preliminary review of our 2014 financial plan. As a result of this evaluation and review, we determined our Canadian operations did not fit into our strategic plan for maximizing long-term shareholder returns based on our expectations of the required investments necessary to improve our Canadian operations’ financial performance, both in the near and long-term. During the fourth quarter of 2013, we began a markdown strategy with the intent to liquidate our inventory prior to closing our stores. At February 1, 2014, we revalued our inventory at our net realizable value based on estimated cash proceeds prior to closing, which represents our estimate of its market value. We also conducted a review of our long lived assets. We determined that the elimination of future cash flows from our operations beyond the first quarter of 2014 resulted in the impairment of our property and equipment and our tradename intangible assets. Additionally, we conducted an impairment review of our goodwill associated with our Canadian operations, determined that the goodwill had been impaired, and we recorded an impairment charge.

The wind down of our Canadian operations was separated into two phases: our distribution centers and our stores. During the fourth quarter of 2013, we ceased the operations of our Canadian distribution centers, as receiving, processing, and distributing activities were completed. We recorded a severance charge of approximately $2.7 million relating to the closure of our distribution centers and certain administrative activities. Additionally, with the closure of certain leased distribution centers, we recorded contract termination costs of approximately $1.3 million.

During the first quarter of 2014, we closed all of our stores, ceased their operations, and closed our Canadian corporate office. We recorded severance and contract termination costs of approximately $2.2 million and $23.0 million relating to the closure of our stores and our remaining administrative activities, respectively. In addition, in connection with the substantial completion of the wind down activities, we recorded a foreign currency translation loss of $5.1 million, which related to the realization of the cumulative translation adjustment on our investment in our Canadian operations.

The following table summarizes the components of our wind down activities associated with our Canadian operations and the activities within the related liabilities during the first quarter of 2014:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 1, 2014	$2,420	$1,276	$3,696
Charges	2,206	22,984	25,190
Adjustments	—	553	553
Payments	(3,997)	(15,577)	(19,574)
Foreign currency translation	(38)	74	36
Period change	(1,829)	8,034	6,205
Balance at May 3, 2014	$591	$9,310	$9,901

During February 2014, we closed all of our Canadian stores, terminated all remaining Canadian employees, and accrued an obligation for the associated severance and contract termination costs. As of May 3, 2014, we anticipate no additional severance charges associated with the wind down of our Canadian operation, although we may incur adjustments to certain contract termination costs, primarily associated with our operating leases, which we estimate may be in the range of $0.0 million to $2.0 million. As our Canadian operations had ceased as of May 3, 2014, the results of our Canadian operations were reclassified to discontinued operations. Please see the Canadian Operations section of note 12 to the consolidated financial statements for further information.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for the first quarter of 2014 and 2013 were comprised of the following:

	First Quarter
(In thousands)	2014	2013
Canadian operations	$(34,106)	$(4,443)
Wholesale business	(82)	(459)
KB Toys matters	—	—
Other	—	—
Total loss from discontinued operations, pretax	$(34,188)	$(4,902)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our distribution centers, and completed the wind down activities during the first quarter of 2014, which included the closing of our stores and Canadian corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations for all periods presented. The results of our Canadian operations have historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. During the first quarter of 2014, the results of our Canadian operations also included significant contract termination costs associated with the wind down of the operations. Please see the Canadian Operations section of note 11 to the consolidated financial statements for further information regarding the costs we incurred in connection with the wind down of our Canadian operations during the first quarter of 2014.

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consist of professional fees. We, also, reclassified the income tax benefit that our U.S. operations are expected to generate as a result of the wind down of our Canadian operations, based on our ability to recover a worthless stock deduction in the foreseeable future.

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business, within our U.S. segment. During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business. Therefore, we determined that the results of our wholesale business should be reported as discontinued operations for all periods presented. The results of operations of our wholesale business primarily consisted of sales of product to wholesale customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. Please see the Wholesale Business section of note 11 to the consolidated financial statements for further information regarding the costs we incurred in connection with the wind down of our wholesale business during the first quarter of 2014.

KB Toys Matters
We acquired the KB Toys business from Melville Corporation (now known as CVS New York, Inc., and, together with its subsidiaries, “CVS”) in May 1996. As part of that acquisition, we provided, among other things, an indemnity to CVS with respect to any losses resulting from KB Toys' failure to pay all monies due and owing under any KB Toys lease or mortgage obligation. While we controlled the KB Toys business, we provided guarantees with respect to a limited number of additional KB Toys store leases. We sold the KB Toys business to KB Acquisition Corp. (“KBAC”), an affiliate of Bain Capital, pursuant to a Stock Purchase Agreement. KBAC similarly agreed to indemnify us with respect to all lease and mortgage obligations. On January 14, 2004, KBAC and certain affiliated entities (collectively referred to as “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. On August 30, 2005, in connection with the acquisition by an affiliate of Prentice Capital Management of majority ownership of KB-I, KB-I emerged from its 2004 bankruptcy (the KB Toys business that emerged from bankruptcy is hereinafter referred to as “KB-II”). On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code.

Associated with the KB-I and KB-II bankruptcies, we believed we had exposure to certain lease obligations for which we had recorded estimated liabilities in prior years. During the fourth quarter of 2013, we received a final distribution from the KB-I bankruptcy estate. Additionally, in the fourth quarter of 2013, we reduced the amount of our estimated obligation associated with the KB-II bankruptcy to zero in our consolidated balance sheet. We based this reversal on the following factors: (1) we had not received any new demand letters from landlords during the past two years; (2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands; (3) the KB-II bankruptcy occurred more than five years prior to the end of 2008 and most of the lease rejections occurred more than two years prior to the end of 2013; and (4) we believed that the likelihood of new claims against us was remote and, if incurred, the amount would be immaterial.

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

We are the largest broadline closeout retailer in the U.S. The following are the results from the first quarter of 2014 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2013:

•	Net sales increased $14.3 million, or 1.1%.

•	Comparable store sales for stores open at least fifteen months increased $11.4 million, or 0.9%.

•	Gross margin dollars decreased $8.6 million, with a gross margin rate decrease of 110 basis points from 39.6% to 38.5% of sales.

•
Selling and administrative expenses increased $3.6 million. Selling and administrative expenses in the first quarter of 2013 include a pretax charge of $5.1 million, or 40 basis points, associated with a store-related legal matter.  As a percentage of net sales, selling and administrative expenses decreased 10 basis points to 32.6% of net sales.

•	Operating profit rate decreased 110 basis points to 3.7%.

•	Diluted earnings per share from continuing operations decreased from $0.64 per share to $0.50 per share.

•	Inventory decreased by 5.7% or $50.2 million to $834.6 million from the first quarter of 2013.

•	We closed all of our Canadian stores and ceased operations in Canada during the first quarter of 2014.

See the discussion and analysis below for additional details regarding our operating results.

STORES

During the first quarter of 2014, we ceased our Canadian operations and closed all Canadian stores. The following table presents stores opened and closed in the U.S. during the first quarter of 2014 and the first quarter of 2013:

	2014	2013

Stores open at the beginning of the fiscal year	1,493	1,495
Stores opened during the period	8	14
Stores closed during the period	(5)	(4)
Stores open at the end of the period	1,496	1,505

We now expect to open approximately 26 stores and close approximately 50 stores in the U.S. during 2014, which will result in slightly more net closings than the 20 previously anticipated.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2014	2013
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.5	60.4
Gross margin	38.5	39.6
Selling and administrative expenses	32.6	32.7
Depreciation expense	2.2	2.1
Operating profit	3.7	4.8
Interest expense	0.0	(0.1)
Other income (expense)	0.0	0.0
Income from continuing operations before income taxes	3.7	4.8
Income tax expense	1.4	1.9
Income from continuing operations	2.2	2.9
Discontinued operations	(2.0)	(0.4)
Net income	0.3%	2.6%

FIRST QUARTER OF 2014 COMPARED TO FIRST QUARTER OF 2013

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the first quarter of 2014 compared to the first quarter of 2013 were as follows:

First Quarter
($ in thousands)	2014		2013		Change		Comps
Furniture & Home Décor	$335,129	26.2	$329,287	26.0	$5,842	1.8	1.0%
Consumables	224,495	17.5	213,826	16.9	10,669	5.0	5.2
Seasonal	210,283	16.4	219,037	17.3	(8,754)	(4.0)	(4.0)
Food	199,675	15.6	176,324	13.9	23,351	13.2	13.4
Soft Home	113,987	8.9	104,007	8.2	9,980	9.6	9.4
Hard Home	109,150	8.5	117,697	9.3	(8,547)	(7.3)	(7.1)
Electronics & Accessories	88,552	6.9	106,842	8.4	(18,290)	(17.1)	(16.3)
Net sales	$1,281,271	100.0%	$1,267,020	100.0%	$14,251	1.1%	0.9%

In the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting in our U.S. segment. We now use the following merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. Sales results for the first quarter of 2013 have been reclassified to reflect this realignment.

Net sales increased $14.3 million, or 1.1%, to $1,281.3 million in the first quarter of 2014, compared to $1,267.0 million in the first quarter of 2013.  The increase in net sales was principally due to an increase in comparable store sales of $11.4 million. Our comparable store sales are calculated by using all stores that were open at least fifteen months.  The Food category experienced positive comps in all departments due to an improved assortment of branded products and closeouts. During the first quarter of 2014, we began the early stages of the roll-out of our coolers and freezers program, as such its impact was not substantial to the period. Soft Home had net sales and comp increases in many departments which were primarily driven by our bedding assortment, which focused on new products and improved quality. Consumables experienced a comp increase, which was principally driven by growth in our pet department, which benefited from a product and space expansion at the end of the first quarter of 2013, partially offset by a comp decrease in our household chemicals department due to fewer closeout opportunities. The Furniture & Home Décor category had a positive comp during the first quarter of 2014, as we began to benefit from our lease-to-purchase program, which has been rolled out to approximately one quarter of our stores at the end of the first quarter of 2014. Partially offsetting the positive comp in Furniture & Home Décor was the harsh winter weather, which slowed sales primarily in the northern sections of the U.S. The primary driver of the negative comps in our Seasonal category was the harsh winter weather experienced in northern sections of the U.S., which we believed delayed spring shopping in our lawn & garden and summer departments. We continued to experience negative comps in Hard Home as a result of our decision to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. Electronics & Accessories had negative comps, which were primarily driven by lower electronics sales, particularly in tablet, digital camera, gaming and DVD products, as we continue to narrow our product offerings in our electronics department in order to appropriately react to our customer’s response to our product offerings, and overall trends for, this category in the retail marketplace.

We expect comparable store sales to increase in the range of 1% to 3% during the second quarter of 2014, which is attributed to a continuation of the trends in Food and Consumables, improvement in the performance of our Seasonal offerings from the slow start of Spring, and the favorable impact of the anticipated completion of our lease-to-purchase program on our Furniture & Home Décor category.

Gross Margin
Gross margin dollars decreased $8.6 million, or 1.7%, to $493.6 million for the first quarter of 2014, compared to $502.2 million for the first quarter of 2013.  The decrease in gross margin dollars was principally due to a lower gross margin rate, which decreased gross margin dollars by approximately $14.2 million partially offset by an increase of approximately $5.6 million resulting from sales impact.  Gross margin as a percentage of net sales decreased 110 basis points to 38.5% in the first quarter of 2014, compared to 39.6% in the first quarter of 2013.  The gross margin rate decrease was principally due to the impact of a higher markdown rate and a shift in merchandise mix with an increase in net sales in categories with lower gross margin rates, as evidenced by our comp increases in our Food and Consumables categories. The increase in the markdown rate was primarily driven by higher discounts taken to sell through certain under-performing categories as we narrowed our assortment as part of our Edit to Amplify strategy.

In the second quarter of 2014, we expect our gross margin rate will be lower than the second quarter of 2013, as we expect higher freight costs and our Food and Consumables categories are expected to grow at a faster rate than our overall comp in the second quarter of 2014 as compared to the second quarter of 2013.

Selling and Administrative Expenses
Selling and administrative expenses were $417.5 million for the first quarter of 2014, compared to $413.9 million for the first quarter of 2013.  The increase of $3.6 million, or 0.9%, was primarily due to increases in store occupancy expenses of $2.4 million, distribution and transportation expenses of $2.2 million, higher accrued bonus expense of $2.0 million, and increases in corporate office payroll and utilities expenses of $1.0 million each. These increases were partially offset by the absence of a non-recurring ligation settlement of $5.1 million and a decrease in share-based compensation expense of $1.8 million. The increase in store occupancy expense was primarily the result of an increase in store rents from the exercise of lease options and property maintenance costs related to the harsh winter. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The increase in accrued bonus expense was directly related to better relative financial performance in the first quarter of 2014 compared to our annual operating plan as compared to our performance during the first quarter of 2013. The increase in corporate office payroll costs has been driven by our investment in our merchandising team and expansion of our marketing team as we develop our omnichannel strategy. Utilities expense increased as the direct result of the unseasonably cold weather in many regions of the U.S. during the first quarter of 2014. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was recognized in the first quarter of 2013 and finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs.

As a percentage of net sales, selling and administrative expenses decreased 10 basis points to 32.6% for the first quarter of 2014 compared to 32.7% for the first quarter of 2013.

In the second quarter of 2014, we expect our selling and administrative expenses as a percentage of net sales will increase compared to the second quarter of 2013. We expect an increase in store payroll costs as we work on resets and modifications to in-store merchandise presentation and an increase in accrued bonus expense from higher performance to plan in the second quarter of 2014 as compared to the second quarter of 2013, which benefited from a partial reversal of accrued bonus expense as performance to plan slowed during the second quarter of 2013.

Depreciation Expense
Depreciation expense increased $2.0 million to $28.8 million in the first quarter of 2014, compared to $26.8 million for the first quarter of 2013. The increase is directly related to our spending on new stores in late 2013 and early 2014, continued investment in systems, and capital spending to support and maintain our stores and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points compared to the first quarter of 2013.

During the balance of 2014, we expect that depreciation expense will increase as compared to 2013 based on our forecasted capital expenditures associated with our cooler and freezer program, store projects, and maintenance of existing stores and distribution centers. Capital expenditures continue to be forecasted in the range of $115 million to $120 million for 2014.

Interest Expense
Interest expense was $0.4 million in the first quarter of 2014, compared to $0.7 million in the first quarter of 2013. We had total average borrowings (including capital leases) of $46.8 million in the first quarter of 2014 compared to total average borrowings of $120.2 million in the first quarter of 2013. The decrease in total average borrowings from the first quarter of 2013 to the first quarter of 2014 was the result of us beginning 2014 with $77.0 million of outstanding borrowings, compared to $171.2 million in borrowings outstanding at the beginning of the first quarter of 2013.

Income Taxes
The effective income tax rate for the first quarter of 2014 and the first quarter of 2013 for income from continuing operations was 39.0% in each period.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Therefore, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income.

Additionally, we have elected to classify the U.S. deferred tax benefit related to the excess tax basis in the common shares of Big Lots Canada anticipated to be recovered as a worthless stock deduction in the foreseeable future in discontinued operations, as the generation of this deduction stemmed from our Canadian operations which have been classified as discontinued operations. During the first quarter of 2014, the recognized deferred income tax benefit was $8.6 million.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement was scheduled to expire on July 22, 2016. On May 30, 2013, we entered into an amendment of the 2011 Credit Agreement that extended its expiration date to May 30, 2018.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 3, 2014, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  In March 2014, our Board of Directors authorized us to repurchase up to $125.0 million of our outstanding common shares. We intend to fund those repurchases with cash provided by operations, though given the cyclical pattern of our cash flows, the repurchases may require us to utilize funds from the 2011 Credit Agreement during the second quarter.  At May 3, 2014, we had $53.6 million borrowings under the 2011 Credit Agreement, and the borrowings available under the 2011 Credit Agreement were $637.2 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $9.2 million.  We anticipate that through September 15, 2014, total indebtedness under the 2011 Credit Agreement will peak at less than $200 million, which includes outstanding letters of credit and the estimated impact of the cash needs of our former Canadian segment.

Cash provided by operating activities increased by $42.0 million to $102.2 million in the first quarter of 2014 compared to $60.2 million in the first quarter of 2013. The increase was primarily driven by an increase in cash provided by the sale of inventory in the ordinary course of business of $47.9 million coupled with a decrease in cash used to pay for accounts payable of $12.8 million in the first quarter of 2014 as compared to the first quarter of 2013. During the first quarter of 2014, we improved our inventory turnover, while maintaining our planned purchasing schedule which benefited our accounts payable position. Additionally, the change in our net current income tax payable increased our cash provided by operating activities by $12.4 million in the first quarter of 2014 as compared to the first quarter of 2013. The change was primarily the result of generating lower taxable income during the first quarter of 2014 as compared to the first quarter of 2013, which lowered our estimated income tax obligation. Partially offsetting the improvement in our inventory, accounts payable, and current income taxes was a decrease in net income of $29.0 million, which was primarily driven by the increase in losses from discontinued operations associated with the wind down of our Canadian operations.

Cash used in investing activities decreased by $0.3 million to $15.5 million in the first quarter of 2014 compared to $15.8 million in the first quarter of 2013.  The decrease was primarily due to a decrease of $1.3 million in capital expenditures to $16.0 million in the first quarter of 2014 compared to $17.3 million in the first quarter of 2013. The decrease in capital expenditures was partially offset by fewer cash proceeds from sale of property and equipment of $0.9 million in the first quarter of 2014.

Cash used in financing activities increased by $60.2 million to $93.4 million in the first quarter of 2014 compared to $33.2 million in the first quarter of 2013.  The primary driver of the increase was the activity related to the share repurchase program in the first quarter of 2014, which accounts for $76.6 million of the cash used in financing activities. Partially offsetting the increase in cash used in financing activities was a decrease in net repayment of borrowings under our bank credit facility of $10.6 million to $23.4 million in the first quarter of 2014 compared to $34.0 million in the first quarter of 2013. Additionally, proceeds received from the exercise of stock options increased $5.6 million to $6.5 million in the first quarter of 2014 compared to $0.9 million in the first quarter of 2013.

On a consolidated basis, we continue to expect cash provided by operating activities less capital expenditures to be approximately $145 million for 2014, which is based on generating $170 million from our continuing operations, while paying approximately $25 million to complete the wind down of our former Canadian segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2013 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2013 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

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

Item 1A. Risk Factors

During the first quarter of 2014, there were no material changes to the risk factors previously disclosed in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2014 - March 1, 2014	—	$—	—	$—
March 2, 2014 - March 29, 2014	664	36.98	658	100,678
March 30, 2014 - May 3, 2014	1,515	38.43	1,515	42,457
Total	2,179	$37.99	2,173	$42,457

(1)
The 2014 Repurchase Program is comprised of a March 5, 2014 authorization by our Board of Directors for the repurchase of up to $125.0 million of our common shares. During the first quarter of 2014, we purchased approximately $82.5 million of our common shares under the 2014 Repurchase Program.

(2)
In March 2014, in connection with the vesting of certain outstanding restricted shares, we acquired 6,397 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: June 11, 2014

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)