Form 10-Q
period 2014-08-02
BIG LOTS INC
filed 2014-09-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 5, 2014, was 56,049,375.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 2, 2014

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$1,195,363	$1,180,905	$2,476,634	$2,447,925
Cost of sales (exclusive of depreciation expense shown separately below)	725,836	716,790	1,513,551	1,481,615
Gross margin	469,527	464,115	963,083	966,310
Selling and administrative expenses	412,142	400,088	829,688	813,990
Depreciation expense	29,443	27,534	58,268	54,379
Operating profit	27,942	36,493	75,127	97,941
Interest expense	(510)	(730)	(860)	(1,456)
Other income (expense)	—	(11)	—	(11)
Income from continuing operations before income taxes	27,432	35,752	74,267	96,474
Income tax expense	10,220	13,808	28,474	37,465
Income from continuing operations	17,212	21,944	45,793	59,009
Income (loss) from discontinued operations, net of tax benefit (expense) of $3,841, $(28), $12,796, and $142, respectively	2,726	(3,818)	(22,507)	(8,550)
Net income	$19,938	$18,126	$23,286	$50,459

Earnings per common share - basic:
Continuing operations	$0.31	$0.38	$0.82	$1.03
Discontinued operations	0.05	(0.07)	(0.40)	(0.15)
	$0.36	$0.32	$0.42	$0.88

Earnings per common share - diluted:
Continuing operations	$0.31	$0.38	$0.81	$1.02
Discontinued operations	0.05	(0.07)	(0.40)	(0.15)
	$0.36	$0.31	$0.41	$0.87

Weighted-average common shares outstanding:
Basic	54,991	57,382	56,001	57,344
Dilutive effect of share-based awards	698	542	630	540
Diluted	55,689	57,924	56,631	57,884

Cash dividends declared per common share	$0.17	$—	$0.17	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$19,938	$18,126	$23,286	$50,459
Other comprehensive income (loss):
Foreign currency translation	—	(1,390)	5,022	(1,965)
Amortization of pension, net of tax benefit of $(144), $(170), $(303), and $(336), respectively	219	248	423	499
Total other comprehensive income (loss)	219	(1,142)	5,445	(1,466)
Comprehensive income	$20,157	$16,984	$28,731	$48,993

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$62,033	$68,629
Inventories	799,479	914,965
Deferred income taxes	53,464	59,781
Other current assets	121,801	77,686
Total current assets	1,036,777	1,121,061
Property and equipment - net	551,452	569,682
Deferred income taxes	12,937	5,106
Other assets	41,226	43,750
Total assets	$1,642,392	$1,739,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,992	$365,772
Property, payroll, and other taxes	78,136	73,334
Accrued operating expenses	60,235	57,167
Insurance reserves	37,609	37,607
Accrued salaries and wages	33,167	29,175
Income taxes payable	1,552	14,392
Total current liabilities	590,691	577,447
Long-term obligations	56,500	77,000
Deferred rent	71,064	76,364
Insurance reserves	55,840	55,755
Unrecognized tax benefits	17,985	17,975
Other liabilities	27,691	33,631
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 55,017 shares and 57,548 shares, respectively	1,175	1,175
Treasury shares - 62,478 shares and 59,947 shares, respectively, at cost	(1,774,043)	(1,670,041)
Additional paid-in capital	568,497	562,447
Retained earnings	2,035,058	2,021,357
Accumulated other comprehensive loss	(8,066)	(13,511)
Total shareholders' equity	822,621	901,427
Total liabilities and shareholders' equity	$1,642,392	$1,739,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - February 2, 2013	57,269	$1,175	60,226	$(1,677,610)	$551,845	$1,896,062	$(13,330)	$758,142
Comprehensive income	—	—	—	—	—	50,459	(1,466)	48,993
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	126	—	(126)	3,505	(884)	—	—	2,621
Restricted shares vested	40	—	(40)	1,109	(1,109)	—	—	—
Tax benefit from share-based awards	—	—	—	—	280	—	—	280
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	7,798	—	—	7,798
Balance - August 3, 2013	57,429	1,175	60,066	(1,673,210)	557,930	1,946,521	(14,796)	817,620
Comprehensive income	—	—	—	—	—	74,836	1,285	76,121
Purchases of common shares	—	—	—	—	—	—	—	—
Exercise of stock options	88	—	(88)	2,444	(181)	—	—	2,263
Restricted shares vested	25	—	(25)	696	(696)	—	—	—
Tax charge from share-based awards	—	—	—	—	(157)	—	—	(157)
Share activity related to deferred compensation plan	6	—	(6)	29	166	—	—	195
Share-based employee compensation expense	—	—	—	—	5,385	—	—	5,385
Balance - February 1, 2014	57,548	1,175	59,947	(1,670,041)	562,447	2,021,357	(13,511)	901,427
Comprehensive income	—	—	—	—	—	23,286	5,445	28,731
Dividends declared	—	—	—	—	—	(9,585)	—	(9,585)
Purchases of common shares	(3,290)	—	3,290	(125,423)	—	—	—	(125,423)
Exercise of stock options	708	—	(708)	19,990	3,609	—	—	23,599
Restricted shares vested	37	—	(37)	1,055	(1,055)	—	—	—
Performance shares vested	13	—	(13)	357	(357)	—	—	—
Tax charge from share-based awards	—	—	—	—	(1,141)	—	—	(1,141)
Share activity related to deferred compensation plan	1	—	(1)	19	21	—	—	40
Share-based employee compensation expense	—	—	—	—	4,973	—	—	4,973
Balance - August 2, 2014	55,017	$1,175	62,478	$(1,774,043)	$568,497	$2,035,058	$(8,066)	$822,621

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Operating activities:
Net income	$23,286	$50,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,648	49,485
Deferred income taxes	(1,817)	(15,339)
Loss (gain) on disposition of equipment	1,382	(119)
Non-cash impairment charge	1,424	—
Non-cash share-based compensation expense	4,973	7,798
Excess tax benefit from share-based awards	(822)	(280)
Pension expense, net of contributions	1,363	1,489
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	115,526	2,939
Accounts payable	14,196	33,962
Current income taxes	(50,962)	(66,823)
Other current assets	(6,909)	(8,090)
Other current liabilities	6,525	14,420
Other assets	2,160	(840)
Other liabilities	(4,804)	12,957
Net cash provided by operating activities	157,169	82,018
Investing activities:
Capital expenditures	(38,441)	(51,690)
Cash proceeds from sale of property and equipment	908	1,602
Other	(75)	(13)
Net cash used in investing activities	(37,608)	(50,101)
Financing activities:
Net repayments of borrowings under bank credit facility	(20,500)	(29,500)
Payment of capital lease obligations	(468)	(590)
Dividends paid	(9,366)	—
Proceeds from the exercise of stock options	23,599	2,621
Excess tax benefit from share-based awards	822	280
Deferred bank credit facility fees paid	—	(959)
Payment for treasury shares acquired	(125,423)	(214)
Other	40	—
Net cash used in financing activities	(131,296)	(28,362)
Impact of foreign currency on cash	5,139	(326)
(Decrease) increase in cash and cash equivalents	(6,596)	3,229
Cash and cash equivalents:
Beginning of period	68,629	60,581
End of period	$62,033	$63,810

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are the largest broadline closeout retailer in the United States of America (“U.S.”). At August 2, 2014, we operated 1,493 stores in the U.S.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2014 (“2014”) is comprised of the 52 weeks that began on February 2, 2014 and will end on January 31, 2015.  Fiscal year 2013 (“2013”) was comprised of the 52 weeks that began on February 3, 2013 and ended on February 1, 2014.  The fiscal quarters ended August 2, 2014 (“second quarter of 2014”) and August 3, 2013 (“second quarter of 2013”) were both comprised of 13 weeks.  The year-to-date periods ended August 2, 2014 (“year-to-date 2014”) and August 3, 2013 (“year-to-date 2013”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $37.3 million and $36.7 million for the second quarter of 2014 and the second quarter of 2013, respectively, and $78.1 million and $75.9 million for the year-to-date 2014 and the year-to-date 2013, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $18.9 million and $19.6 million for the second quarter of 2014 and the second quarter of 2013, respectively, and $40.8 million and $43.0 million for the year-to-date 2014 and the year-to-date 2013, respectively.

Foreign Currency Translation
The functional currency of our former international subsidiary was the local currency of the country in which the subsidiary was located. We had one foreign subsidiary domiciled in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities was included as a component of shareholders’ equity in accumulated other comprehensive loss in 2013. Gains and losses from foreign currency transactions are included in discontinued operations because our Canadian subsidiary has ceased operations. There were no gains or losses from foreign currency transactions for the second quarter of 2014. There were losses from foreign currency transactions of $0.1 million, $4.7 million, and $0.3 million for the second quarter of 2013, the year-to-date 2014, and the year-to-date 2013, respectively. Included in the foreign currency loss in the year-to-date 2014 is a $5.1 million loss related to the realization of the cumulative translation adjustment on our investment in our Canadian operations.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2014 and the year-to-date 2013:

	Twenty-Six Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$585	$1,127
Cash paid for income taxes, excluding impact of refunds	68,314	119,707
Gross proceeds from borrowings under the bank credit facility	677,300	596,700
Gross repayments of borrowings under the bank credit facility	$697,800	$626,200
Non-cash activity:
Assets acquired under capital leases	$—	$—
Accrued property and equipment	$10,666	$11,850

Reclassifications

Wholesale Business
During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business. Therefore, we determined that the results of our wholesale business should be reported as discontinued operations. As such, we have reclassified our results for all periods presented. Please see the Wholesale Business section of note 11 and note 12 to the consolidated financial statements for further discussion of the wind down of our wholesale business and the costs we incurred in connection with the wind down during the year-to-date 2014.

Canadian Operations
During the first quarter of 2014, we executed the remainder of our wind down plan and ceased the operations of our former Canadian segment. Therefore, we determined that the results of our former Canadian segment should be reported as discontinued operations. As such, we have reclassified our results for all periods presented. Please see the Canadian Operations section of note 11 and note 12 to the consolidated financial statements for further discussion of the wind down of our Canadian operations and the costs we incurred in connection with the wind down during the year-to-date 2014.

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

We periodically make minor adjustments to our product hierarchy, which can impact the roll-up of our merchandise categories. Our financial reporting process utilizes the most current product hierarchy in reporting net sales by merchandise category for all periods presented. Therefore, there may be minor reclassifications of net sales by merchandise category compared to previously reported amounts.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 2, 2014, we had $56.5 million of borrowings outstanding under the 2011 Credit Agreement and $19.9 million was committed to outstanding letters of credit, leaving $623.6 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $17.7 million and $21.2 million at August 2, 2014 and February 1, 2014, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 2, 2014 or August 3, 2013, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the second quarter of 2014 and the second quarter of 2013, 1.2 million and 3.0 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2014 and the year-to-date 2013, 1.8 million and 2.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 5, 2014, our Board of Directors authorized a share repurchase program providing for the repurchase of $125 million of our common shares (“March 2014 Repurchase Program”). Pursuant to the March 2014 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the March 2014 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes.

During the second quarter of 2014, we acquired approximately 1.1 million of our outstanding common shares for $42.5 million, which exhausted our authorization under the March 2014 Repurchase Program. During the year-to-date 2014, we acquired approximately 3.3 million of our outstanding common shares for $125.0 million.

Dividends
On June 25, 2014, we announced that our Board of Directors initiated a cash dividend program under which we currently expect to pay quarterly dividends on our common shares in the future. Our Board of Directors declared an initial quarterly cash dividend of $0.17 per common share, payable on July 29, 2014, to shareholders of record as of the close of business on July 11, 2014. Future dividends are subject to declaration by our Board of Directors.

During the second quarter of 2014, the Company paid cash dividends of $0.17 per share for a total of approximately $9.4 million.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2013 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $2.2 million and $3.2 million in the second quarter of 2014 and the second quarter of 2013, respectively, and $5.0 million and $7.8 million for the year-to-date 2014 and the year-to-date 2013, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Second Quarter	Year-to-Date
	2013	2013
Weighted-average fair value of stock options granted	$11.87	$12.10
Risk-free interest rate	0.7%	0.7%
Expected life (years)	4.2	4.2
Expected volatility	41.1%	42.3%
Expected annual forfeiture rate	3.0%	3.0%

During the year-to-date 2014, we granted no stock options.

The following table summarizes stock option activity for the year-to-date 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 1, 2014	3,377,303	$34.88
Exercised	(243,218)	26.90
Forfeited	(139,850)	38.63
Outstanding stock options at May 3, 2014	2,994,235	$35.35	4.2	$16,314
Exercised	(464,400)	36.73
Forfeited	(50,700)	40.35
Outstanding stock options at August 2, 2014	2,479,135	$35.00	4.1	$20,850
Vested or expected to vest at August 2, 2014	2,382,555	$34.86	4.0	$20,367
Exercisable at August 2, 2014	1,420,196	$32.68	3.2	$15,233

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 1, 2014	664,101	$38.34
Granted	281,056	37.12
Vested	(13,500)	34.75
Forfeited	(99,200)	40.19
Outstanding nonvested restricted stock at May 3, 2014	832,457	$37.77
Granted	32,987	42.86
Vested	(23,776)	33.65
Forfeited	(22,490)	39.61
Outstanding nonvested restricted stock at August 2, 2014	819,178	$38.04

The non-vested restricted stock units granted in the year-to-date 2014 generally vest on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and and the grantee remains employed by us through the vesting dates.

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

In 2013, in connection with his appointment as CEO and President, Mr. David J. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The performance share units have a contractual term of seven years. In the second quarter of 2014, Mr. Campisi's first tranche of 12,600 performance share units vested. If the performance goals applicable to the remaining performance share units are not achieved prior to expiration, the awards will be forfeited. A total of 25,200 performance share units remain outstanding at August 2, 2014.

In the year-to-date 2014, we issued 446,790 performance share units, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process used to establish the financial performance objectives, we will only meet the requirements of establishing a grant date for the performance share units when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the performance share units will vest on the first trading day after we file our Annual Report on Form 10-K three years after the initial issuance of the award.

In the second quarter of 2014, 23,776 common shares underlying the restricted stock awards granted in 2013 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2014 Annual Meeting of Shareholders. These awards were part of the annual compensation granted in 2013 to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2014, each non-employee elected to our Board of Directors at our 2014 Annual Meeting of Shareholders received an annual restricted stock award having a grant date fair value of approximately $110,000.  The 2014 restricted stock awards will vest on the earlier of (1) the trading day immediately preceding our 2015 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$3,341	$749	$5,930	$1,789
Total fair value of restricted stock vested	888	1,434	1,411	1,434
Total fair value of performance shares vested	558	—	558	—

The total unearned compensation cost related to all share-based awards outstanding at August 2, 2014 was approximately $41.3 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.3 years from August 2, 2014.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2014	2013
Discount rate	5.0%	4.6%
Rate of increase in compensation levels	3.0%	3.5%
Expected long-term rate of return	6.0%	5.1%

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
(In thousands)	2014	2013	2014	2013
Service cost - benefits earned in the period	$487	$521	$974	$1,043
Interest cost on projected benefit obligation	807	760	1,614	1,520
Expected investment return on plan assets	(805)	(724)	(1,610)	(1,447)
Amortization of actuarial loss	371	423	743	846
Amortization of prior service cost	(8)	(8)	(17)	(17)
Amortization of transition obligation	—	3	—	6
Net periodic pension cost	$852	$975	$1,704	$1,951

We currently expect no required contributions to the qualified defined benefit pension plan during 2014.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

In conjunction with the wind down of our former Canadian segment, our Canadian subsidiary was dissolved during the second quarter of 2014 which resulted in a write-off of the net deferred tax assets (including a net operating loss carryforward) for the Canadian jurisdiction and a release of the corresponding valuation allowance.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 1, 2015, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2014	2013	2014	2013
Seasonal	$242,975	$234,085	$453,258	$445,398
Furniture & Home Décor	238,580	220,798	573,709	550,085
Consumables	238,417	231,356	462,912	445,182
Food	182,736	167,933	382,411	344,257
Hard Home	113,623	136,623	222,773	262,044
Soft Home	104,119	96,176	218,106	200,183
Electronics & Accessories	74,913	93,934	163,465	200,776
Net sales	$1,195,363	$1,180,905	$2,476,634	$2,447,925

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2013 and 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 2, 2013	$(1,433)	$(11,897)	$(13,330)
Other comprehensive income before reclassifications	(1,965)	—	(1,965)
Amounts reclassified from accumulated other comprehensive loss	—	499	499
Net period change	(1,965)	499	(1,466)
Balance at August 3, 2013	(3,398)	(11,398)	(14,796)
Other comprehensive income before reclassifications	(1,624)	2,352	728
Amounts reclassified from accumulated other comprehensive loss	—	557	557
Net period change	(1,624)	2,909	1,285
Balance at February 1, 2014	(5,022)	(8,489)	(13,511)
Other comprehensive income before reclassifications	(39)	—	(39)
Amounts reclassified from accumulated other comprehensive loss	5,061	423	5,484
Net period change	5,022	423	5,445
Balance at August 2, 2014	$—	$(8,066)	$(8,066)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the second quarter of 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at May 4, 2013	$(2,008)	$(11,646)	$(13,654)
Other comprehensive income before reclassifications	(1,390)	—	(1,390)
Amounts reclassified from accumulated other comprehensive loss	—	248	248
Net period change	(1,390)	248	(1,142)
Balance at August 3, 2013	$(3,398)	$(11,398)	$(14,796)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the second quarter of 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at May 3, 2014	$—	$(8,285)	$(8,285)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	219	219
Net period change	—	219	219
Balance at August 2, 2014	$—	$(8,066)	$(8,066)

The amounts reclassified from accumulated other comprehensive income associated with our pension plans have been reclassified to selling and administrative expenses in our statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

The amounts reclassified from accumulated other comprehensive income associated with foreign currency translation have been reclassified to income (loss) from discontinued operations in our statements of operations, as the amounts related to our Canadian operations. Please see note 12 to the consolidated financial statements for further information on our discontinued operations.

NOTE 11 – COSTS ASSOCIATED WITH WIND DOWN ACTIVITIES

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

The following table summarizes the components of our wind down activities associated with our wholesale business and the activities within the related liabilities during 2014:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 1, 2014	$522	$—	$522
Charges	—	—	—
Adjustments	—	—	—
Payments	(356)	—	(356)
Period change	(356)	—	(356)
Balance at May 3, 2014	$166	$—	$166
Charges	—	—	—
Adjustments	—	—	—
Payments	(166)	—	(166)
Period change	(166)	—	(166)
Balance at August 2, 2014	$—	$—	$—

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

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down the operations of our former Canadian segment. We conducted detailed evaluations of our long range strategic objectives and performed a preliminary review of our 2014 financial plan. As a result of this evaluation and review, we determined our Canadian operations did not fit into our strategic plan for maximizing long-term shareholder returns based on our expectations of the required investments necessary to improve our Canadian operations’ financial performance, both in the near and long-term. During the fourth quarter of 2013, we began a markdown strategy with the intent to liquidate our inventory prior to closing our stores. At February 1, 2014, we revalued our inventory at our net realizable value based on estimated cash proceeds prior to closing, which represents our estimate of its market value. During the fourth quarter of 2013, we also conducted a review of our long lived assets. We determined that the elimination of future cash flows from our operations beyond the first quarter of 2014 resulted in the impairment of our property and equipment and our tradename intangible assets. Additionally, we conducted an impairment review of our goodwill associated with our Canadian operations, determined that the goodwill had been fully impaired, and we recorded an impairment charge.

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

The following table summarizes the components of our wind down activities associated with our Canadian operations and the activities within the related liabilities during 2014:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 1, 2014	$2,420	$1,276	$3,696
Charges	2,206	22,984	25,190
Adjustments	—	553	553
Payments	(3,997)	(15,577)	(19,574)
Foreign currency translation	(38)	74	36
Period change	(1,829)	8,034	6,205
Balance at May 3, 2014	$591	$9,310	$9,901
Charges	—	28	28
Adjustments	—	(335)	(335)
Payments	(591)	(7,942)	(8,533)
Foreign currency translation	—	95	95
Period change	(591)	(8,154)	(8,745)
Balance at August 2, 2014	$—	$1,156	$1,156

During February 2014, we closed all of our Canadian stores, terminated all remaining Canadian employees, and accrued an obligation for the associated severance and contract termination costs. As of August 2, 2014, we anticipate no additional charges associated with the wind down of our Canadian operations. As our Canadian operations had ceased as of May 3, 2014, the results of our Canadian operations were reclassified to discontinued operations. Please see the Canadian Operations section of note 12 to the consolidated financial statements for further information.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for the second quarter and year-to-date of 2014 and 2013 were comprised of the following:

	Second Quarter		Year-to-Date
(In thousands	2014	2013	2014	2013
Canadian operations	$(1,048)	$(3,849)	$(35,154)	$(8,292)
Wholesale business	(76)	58	(158)	(401)
KB Toys matters	9	—	9	—
Other	—	1	—	1
Total income (loss) from discontinued operations, pretax	$(1,115)	$(3,790)	$(35,303)	$(8,692)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our distribution centers, and completed the wind down activities during the first quarter of 2014, which included the closing of our stores and Canadian corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations for all periods presented. The results of our Canadian operations have historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. During the year-to-date 2014, the results of our Canadian operations also included significant contract termination costs associated with the wind down of the operations. Please see the Canadian Operations section of note 11 to the consolidated financial statements for further information regarding the costs we incurred in connection with the wind down of our Canadian operations during the year-to-date 2014.

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consist of professional fees. We also reclassified the income tax benefit that we expect our U.S. operations to generate as a result of the wind down of our Canadian operations, based on our ability to recover a worthless stock deduction in the foreseeable future. During the second quarter of 2014 and the year-to-date 2014, the amount of this income tax benefit that we recognized was approximately $3.8 million and $12.7 million, respectively.

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business, within our U.S. segment. During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business. Therefore, we determined that the results of our wholesale business should be reported as discontinued operations for all periods presented. The results of operations of our wholesale business primarily consisted of sales of product to wholesale customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. Please see the Wholesale Business section of note 11 to the consolidated financial statements for further information regarding the costs we incurred in connection with the wind down of our wholesale business during the year-to-date 2014.

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

NOTE 13 - SUBSEQUENT EVENT

On August 29, 2014, we announced that our Board of Directors authorized the repurchase of up to $125 million of our common shares (“August 2014 Repurchase Program”). Pursuant to the August 2014 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the August 2014 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The August 2014 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

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

The following are the results from the second quarter of 2014 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2013:

•	Net sales increased $14.5 million, or 1.2%.

•	Comparable store sales for stores open at least fifteen months increased $18.5 million, or 1.7%.

•	Gross margin dollars increased $5.4 million, with a flat gross margin rate of 39.3% of sales.

•	Selling and administrative expenses increased $12.0 million. As a percentage of net sales, selling and administrative expenses increased 60 basis points to 34.5% of net sales.

•	Operating profit rate decreased 80 basis points to 2.3%.

•	Diluted earnings per share from continuing operations decreased from $0.38 per share to $0.31 per share.

•	Inventory decreased by 12.5% or $114.2 million to $799.5 million from the second quarter of 2013.

•	We acquired 1.1 million of our outstanding common shares for $42.5 million, which exhausted the authorization under our March 2014 Repurchase Program.

•	We announced our commencement of a quarterly cash dividend program, and declared and paid our first quarterly cash dividend in the amount of $0.17 per common share.

See the discussion and analysis below for additional details regarding our operating results.

STORES

During the first quarter of 2014, we ceased our Canadian operations and closed all Canadian stores. The following table presents stores opened and closed in the U.S. during the year-to-date 2014 and the year-to-date 2013:

	2014	2013
Stores open at the beginning of the fiscal year	1,493	1,495
Stores opened during the period	12	27
Stores closed during the period	(12)	(8)
Stores open at the end of the period	1,493	1,514

We now expect to open approximately 24 stores and close approximately 60 to 65 stores in the U.S. during 2014, which will result in more than the 20 net closings that we originally anticipated. The increase in net closings was primarily due to (1) fewer anticipated openings driven by both the timing and availability of acceptable locations and (2) more anticipated closings based on management decisions around store level performance and renewal option negotiations.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.7	60.7	61.1	60.5
Gross margin	39.3	39.3	38.9	39.5
Selling and administrative expenses	34.5	33.9	33.5	33.3
Depreciation expense	2.5	2.3	2.4	2.2
Operating profit	2.3	3.1	3.0	4.0
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other income (expense)	0.0	(0.0)	0.0	(0.0)
Income from continuing operations before income taxes	2.3	3.0	3.0	3.9
Income tax expense	0.9	1.2	1.1	1.5
Income from continuing operations	1.4	1.9	1.8	2.4
Discontinued operations	0.2	(0.3)	(0.9)	(0.3)
Net income	1.7%	1.5%	0.9%	2.1%

SECOND QUARTER OF 2014 COMPARED TO SECOND QUARTER OF 2013

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) change (in percentage) from the second quarter of 2014 compared to the second quarter of 2013 were as follows:

Second Quarter
($ in thousands)	2014		2013		Change		Comps
Seasonal	$242,975	20.3%	$234,085	19.8%	$8,890	3.8%	2.4%
Furniture & Home Décor	238,580	20.0	220,798	18.7	17,782	8.1	7.7
Consumables	238,417	19.9	231,356	19.6	7,061	3.1	3.8
Food	182,736	15.3	167,933	14.2	14,803	8.8	9.4
Hard Home	113,623	9.5	136,623	11.6	(23,000)	(16.8)	(13.6)
Soft Home	104,119	8.7	96,176	8.1	7,943	8.3	8.7
Electronics & Accessories	74,913	6.3	93,934	8.0	(19,021)	(20.2)	(19.8)
Net sales	$1,195,363	100.0%	$1,180,905	100.0%	$14,458	1.2%	1.7%

In the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. We now use the following merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. Sales results for the second quarter of 2013 have been reclassified to reflect this realignment.

Net sales increased $14.5 million, or 1.2%, to $1,195.4 million in the second quarter of 2014, compared to $1,180.9 million in the second quarter of 2013.  The increase in net sales was principally due to a 1.7% increase in comparable store sales for stores open at least fifteen months, which increased net sales by $18.5 million, partially offset by the net decrease of 21 stores since the end of the second quarter of 2013, which decreased net sales by $4.0 million. The Food category experienced positive comps in all departments due to an improved assortment, which includes more branded product available for our customers, particularly as it relates to our cooler and freezer offerings. During the second quarter of 2014, we continued the roll-out of our coolers and freezers program and, as of the end of second quarter of 2014, we have installed coolers and freezers in nearly 600 stores. Our bedding assortment, which continued to focus on new products and improved quality, was the primary catalyst for improvement in our Soft Home category, which experienced net sales and comp increases in nearly all departments. The Furniture & Home Décor category also experienced improved sales and comps during the second quarter of 2014, as we benefited from the completion of the roll-out of our lease-to-purchase program. Consumables experienced a comp increase in all departments resulting from additional branded products. The positive comps in our Seasonal category were primarily driven by a backlog in the timing of sales in the northern sections of the U.S., which encountered harsh winter weather in the first quarter of 2014. We continued to experience negative comps in Hard Home as a result of our decision to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. Electronics & Accessories had negative comps, which were primarily driven by lower electronics sales, particularly in tablet, digital camera, gaming and DVD products, as we continue to narrow the merchandise assortment in our electronics department based on our customer’s response to our product offerings, and overall trends for this category in the retail marketplace.

Gross Margin
Gross margin dollars increased $5.4 million to $469.5 million for the second quarter of 2014, compared to $464.1 million for the second quarter of 2013.  The increase in gross margin dollars was primarily due to increased sales, which increased gross margin dollars by approximately $5.7 million, partially offset by a slightly lower gross margin rate, which decreased gross margin dollars by approximately $0.3 million.  Gross margin as a percentage of net sales was flat at 39.3% in both the second quarter of 2014, and the second quarter of 2013, as a result of a lower markdown rate offset by a lower initial markup on our merchandise as we have shifted the composition of our product mix to include more Food and Consumables.

Selling and Administrative Expenses
Selling and administrative expenses were $412.1 million for the second quarter of 2014, compared to $400.1 million for the second quarter of 2013.  The increase of $12.0 million, or 3.0%, was primarily due to increases in accrued bonus expense of $5.6 million, store occupancy expenses of $1.6 million, and distribution and transportation expenses of $1.1 million. These increases were partially offset by a decrease in share-based compensation expense of $1.0 million. The increase in accrued bonus expense was directly related to better financial performance in the second quarter of 2014 relative to our annual operating plan as compared to our performance during the second quarter of 2013 relative to our 2013 operating plan. The increase in store occupancy expense was primarily the result of an increase in store rents from the exercise of lease options and property maintenance costs. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs.

As a percentage of net sales, selling and administrative expenses increased 60 basis points to 34.5% for the second quarter of 2014 compared to 33.9% for the second quarter of 2013.

Depreciation Expense
Depreciation expense increased $1.9 million to $29.4 million in the second quarter of 2014, compared to $27.5 million for the second quarter of 2013. The increase was directly related to capital expenditures associated with the implementation of our coolers and freezers program, store projects, and maintenance of existing stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the second quarter of 2013.

Interest Expense
Interest expense was $0.5 million in the second quarter of 2014, compared to $0.7 million in the second quarter of 2013.  The decrease was driven by a decrease in borrowings in the second quarter of 2014 and a reduction in our interest rate as a result of the amendment to the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $77.1 million in the second quarter of 2014 compared to total average borrowings of $130.2 million in the second quarter of 2013.

Income Taxes
The effective income tax expense rate for the second quarter of 2014 and the second quarter of 2013 for income from continuing operations was 37.3% and 38.6%, respectively.  The lower rate was primarily due to the settlement of state tax matters and several other favorable discrete state income tax items.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. We incurred approximately $1.0 million in costs related to our discontinued Canadian operations during the second quarter of 2014, which were primarily associated with professional services and turning over our leased facilities to our former landlords. Additionally, we have elected to classify in discontinued operations the U.S. income tax benefit related to the excess tax basis in the common shares of Big Lots Canada that we should recover as a worthless stock deduction in 2014, as this deduction was generated from our Canadian operations which we have also classified as discontinued operations. During the second quarter of 2014, the amount of this income tax benefit that we recognized was approximately $3.8 million.

YEAR-TO-DATE 2014 COMPARED TO YEAR-TO-DATE 2013

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) change (in percentage) from the year-to-date 2014 compared to the year-to-date 2013 were as follows:

Year-to-Date
($ in thousands)	2014		2013		Change		Comps
Furniture & Home Décor	$573,709	23.2%	$550,085	22.4%	$23,624	4.3%	3.7%
Consumables	462,912	18.7	445,182	18.2	17,730	4.0	4.5
Seasonal	453,258	18.3	445,398	18.2	7,860	1.8	(0.7)
Food	382,411	15.4	344,257	14.1	38,154	11.1	11.4
Hard Home	222,773	9.0	262,044	10.7	(39,271)	(15.0)	(10.6)
Soft Home	218,106	8.8	200,183	8.2	17,923	9.0	9.1
Electronics & Accessories	163,465	6.6	200,776	8.2	(37,311)	(18.6)	(17.9)
Net sales	$2,476,634	100.0%	$2,447,925	100.0%	$28,709	1.2%	1.3%

As discussed above in the section “Second Quarter of 2014 Compared to Second Quarter of 2013”, in the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Sales results for the year-to-date 2013 have been reclassified to reflect this realignment.

Net sales increased $28.7 million, or 1.2%, to $2,476.6 million in the year-to-date 2014, compared to $2,447.9 million in the year-to-date 2013.  The increase in net sales was principally due to a 1.3% increase in comparable store sales for stores open at least fifteen months, which increased net sales by $29.9 million, partially offset by the net decrease of 21 stores since the end of the second quarter of 2013, which decreased net sales by $1.2 million.  The Food category experienced positive comps in all departments due to an improved assortment with more branded products, particularly in our new coolers and freezers, and closeouts. During the year-to-date 2014, we began the roll-out of our coolers and freezers program, and as of the end of second quarter of 2014, we have installed coolers and freezers in nearly 600 stores. Although many departments in our Soft Home category experienced net sales and comp increases, the increases were primarily driven by our bedding assortment, which focused on new products and improved quality. Consumables experienced a comp increase, which was driven by growth in nearly all departments, particularly our pet department in the first quarter of 2014, which benefited from a product and space expansion at the end of the first quarter of 2013. The Furniture & Home Décor category experienced a positive comp during the year-to-date 2014, as we began and completed the roll-out of our lease-to-purchase program. Partially lowering the positive comp in Furniture & Home Décor was the negative impact of harsh winter weather during the tax refund season in the first quarter of 2014, which slowed sales primarily in the northern sections of the U.S. The slightly negative comps in our Seasonal category were also primarily attributable to the harsh winter weather experienced in northern sections of the U.S., which we believe delayed spring shopping in our lawn & garden and summer departments, and as such, we incurred slightly higher markdowns in these departments in the year-to-date 2014 to ensure sell through of the product. Hard Home experienced negative comps as a result of our decision in 2013 to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. The negative comps in Electronics & Accessories were also a result of our “edit” activities in our Edit to Amplify strategy, as we continue to narrow the merchandise assortment in our electronics department, particularly in tablet, digital camera, gaming and DVD products, based on our customer’s response to our product offerings, and overall trends for, this category in the retail marketplace.

Based on our year-to-date 2014 results and trends during the first few weeks of August, we expect comparable store sales to be in the low single digits for the third quarter of 2014. For the fourth quarter of 2014 which includes the holiday selling season, we also anticipate comparable store sales to be in the low single digits.

Gross Margin
Gross margin dollars decreased $3.2 million, or 0.3%, to $963.1 million for the year-to-date 2014, compared to $966.3 million for the year-to-date 2013.  The decrease in gross margin dollars was principally due to a decrease in gross margin rate, which decreased gross margin dollars by approximately $14.5 million, partially offset by the sales increase of $28.7 million, which increased gross margin dollars by approximately $11.3 million. Gross margin as a percentage of net sales decreased 60 basis points to 38.9% in the year-to-date 2014, compared to 39.5% in the year-to-date 2013. The gross margin rate decrease was principally due to the impact of a higher markdown rate during the first quarter of 2014 and a shift in merchandise mix with an increase in net sales in categories with lower gross margin rates, as evidenced by comp increases in our Food and Consumables categories. The increase in the markdown rate was primarily driven by higher discounts taken to sell through certain under-performing categories as we narrowed our assortment as part of our Edit to Amplify strategy.

In the third quarter of 2014, we expect our gross margin rate will be lower than the third quarter of 2013, as we expect to continue a shift in our merchandise mix to a larger proportion of net sales in our Food category, which has a lower than average margin rate, coupled with lower net sales in our Seasonal category, as customers are expected to spend less on Fall seasonal goods based on trends over the past few years. In the fourth quarter of 2014, we expect our gross margin rate will be significantly higher than the fourth quarter of 2013, as we expect a substantially lower overall markdown rate in 2014 as compared to 2013, which included significant markdowns from the initial implementation of our “edit to amplify” merchandise strategy.

Selling and Administrative Expenses
Selling and administrative expenses were $829.7 million for the year-to-date 2014, compared to $814.0 million for the year-to-date 2013.  The increase of $15.7 million, or 1.9%, was primarily due to increases in accrued bonus expense of $7.6 million, store occupancy expenses of $4.0 million, distribution and transportation expenses of $3.2 million, and our corporate office payroll expenses of $2.1 million. These increases were partially offset by the absence of a non-recurring ligation settlement of $4.4 million and a decrease in share-based compensation expense of $2.8 million. The increase in accrued bonus expense was directly related to better financial performance in the year-to-date 2014 relative to our annual operating plan as compared to our performance during the year-to-date 2013. The increase in store occupancy expense was primarily the result of an increase in store rents from the exercise of lease options and property maintenance costs. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The increase in corporate office payroll costs has been driven by our investment in our merchandising team and expansion of our marketing team as we develop our omnichannel strategy. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was recognized in the first quarter of 2013 and finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs.

As a percentage of net sales, selling and administrative expenses increased 20 basis points to 33.5% for the year-to-date 2014 compared to 33.3% for the year-to-date 2013.

For the third quarter of 2014, we expect our selling and administrative expenses as a percentage of net sales will decrease slightly compared to the third quarter of 2013. The anticipated leveraging of expenses for the third quarter of 2014 is the result of estimated increase in comparable store sales in the low single digits, as forecasted selling and administrative expense dollars on a per store basis are expected to be slightly up to the third quarter of 2013.

For the fourth quarter of 2014, we anticipate our selling and administrative expenses as a percentage of net sales will increase slightly compared to the fourth quarter of 2013. The primary driver of this increase is anticipated accrued bonus expense in 2014 as compared to 2013 when there was virtually no corporate payout.

Depreciation Expense
Depreciation expense increased $3.9 million to $58.3 million in the year-to-date 2014, compared to $54.4 million for the year-to-date 2013. The increase was directly related to capital expenditures in both 2013 and 2014 associated with the implementation of our coolers and freezers program, store projects, and maintenance of existing stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the year-to-date 2013.

During the balance of 2014, we expect that depreciation expense will increase as compared to 2013 as a result of our continued investment in capital expenditures associated with our cooler and freezer program, store projects, and maintenance of existing stores and distribution centers. Total capital expenditures are forecasted in the range of $100 million to $105 million for 2014, which is less than initially anticipated primarily due to our decision to open fewer stores than initially anticipated and the timing of certain other investments related to our strategic plan.

Interest Expense
Interest expense was $0.9 million in the year-to-date 2014, compared to $1.5 million in the year-to-date 2013.  The decrease was driven by lower average borrowings under our bank credit facility. We had total average borrowings (including capital leases) of $62.0 million in the year-to-date 2014 compared to total average borrowings of $125.2 million in the year-to-date 2013.

Income Taxes
The effective income tax rate for the year-to-date 2014 and the year-to-date 2013 for income from continuing operations was 38.3% and 38.8%, respectively.  The lower effective income tax rate for year-to-date 2014 was principally driven by the recognition of income tax benefits associated with an update on a state administrative proceeding and increased state settlement activity.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. During the second quarter of 2014, we incurred approximately $1.0 million in costs, which were primarily associated with professional services and turning over leased facilities to our former landlords.

Additionally, we have elected to classify in discontinued operations the U.S. income tax benefit related to the excess tax basis in the common shares of Big Lots Canada that we should recover as a worthless stock deduction in 2014, as this deduction was generated from our Canadian operations which we have also classified as discontinued operations. During the year-to-date 2014, the amount of this income tax benefit that we recognized was $12.7 million.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement was scheduled to expire on July 22, 2016. On May 30, 2013, we entered into an amendment of the 2011 Credit Agreement that extended its expiration date to May 30, 2018.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 2, 2014, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.   At August 2, 2014, we had $56.5 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $623.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $19.9 million.  We anticipate that through December 15, 2014, total indebtedness under the 2011 Credit Agreement will peak at less than $400 million, which includes outstanding letters of credit but excludes any impact of the August 2014 Repurchase Program.

In March 2014, our Board of Directors authorized us to repurchase up to $125.0 million of our outstanding common shares. We funded those repurchases with cash provided by operations and during the year-to-date 2014, we exhausted this program by purchasing approximately 3.3 million common shares at an average price of $38.12 per share. On June 25, 2014, we announced that our Board of Directors initiated a cash dividend program and declared an initial quarterly cash dividend of $0.17 per common share that was paid on July 29, 2014, in a total amount of approximately $9.4 million. Although it is the present intention of our Board of Directors to continue to pay a quarterly cash dividend in the future, the determination to pay future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

Cash provided by operating activities increased by $75.2 million to $157.2 million in the year-to-date 2014 compared to $82.0 million in the year-to-date 2013. The increase in cash provided by operating activities was primarily driven by an increase in cash provided by the sale of inventory in the ordinary course of business of $112.6 million partially offset by a decrease in cash used to pay for accounts payable of $19.8 million in the year-to-date 2014 as compared to the year-to-date 2013. During the year-to-date 2014, we improved our inventory turnover, while maintaining our planned purchasing schedule which benefited our accounts payable position. Partially offsetting the improvement in our inventory was a decrease in net income of $27.2 million, which was primarily driven by the increase in losses from discontinued operations associated with the wind down of our Canadian operations.

Cash used in investing activities decreased by $12.5 million to $37.6 million in the year-to-date 2014 compared to $50.1 million in the year-to-date 2013.  The decrease was primarily driven by a $13.3 million reduction in capital expenditures to $38.4 million in the year-to-date 2014 compared to $51.7 million in the year-to-date 2013, as we have chosen to reduce the number of new stores that we intend to open in 2014 as compared to 2013.

Cash used in financing activities increased by $102.9 million to $131.3 million in the year-to-date 2014 compared to $28.4 million in the year-to-date 2013. The primary drivers of the increase was the activity related to the March 2014 Repurchase Program in the year-to-date 2014 and payment of a quarterly cash dividend of $0.17 per common share in the second quarter of 2014, which accounts for $125.0 million and $9.4 million, respectively of the cash used in financing activities. Partially offsetting the increase in cash used in financing activities was an increase in proceeds received from the exercise of stock options of $21.0 million to $23.6 million in the year-to-date 2014 compared to $2.6 million in the year-to-date 2013. Lastly, net repayment of borrowings under our bank credit facility decreased $9.0 million to $20.5 million in the year-to-date 2014 compared to $29.5 million in the year-to-date 2013.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $225 million for 2014, which is based on generating $250 million from our continuing operations, while paying approximately $25 million to complete the wind down of our former Canadian segment. We increased our estimate from our initial expectations as we have improved our inventory turnover and we have generated greater current year tax benefits than initially anticipated associated with the wind down of our former Canadian segment.

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

Item 1A. Risk Factors

For information regarding the most significant risks to us, please see Part I, Item 1A. (Risk Factors) in our 2013 Form 10-K, as well as the risks discussed below.  There were no material changes to such disclosures contained in our 2013 Form 10-K other than the modification of the risk factor set forth below.

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
Additionally, based on the announcement of our quarterly dividend program, we believe our stock price reflects the expectation that we will declare cash dividends at the current level or greater levels in the future. Future dividends are subject to declaration by our Board of Directors, and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors. If we fail to meet any of the expectations related to future growth, profitability, or dividends, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 4, 2014 - May 31, 2014	1,106	$38.38	1,106	$—
June 1, 2014 - June 28, 2014	—	—	—	—
June 29, 2014 - August 2, 2014	5	44.29	—	—
Total	1,111	$38.40	1,106	$—

(1)
The March 2014 Repurchase Program is comprised of a March 5, 2014 authorization by our Board of Directors for the repurchase of up to $125.0 million of our common shares. During the second quarter of 2014, we purchased approximately $42.5 million of our common shares under the March 2014 Repurchase Program, which exhausted the program.

(2)	In June 2014, in connection with the vesting of certain outstanding restricted shares, we acquired 4,624 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

On August 28, 2014, our Board of Directors authorized a program for the repurchase of up to $125.0 million of our common shares. The August 2014 Repurchase Program has no scheduled termination date.

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

Dated: September 10, 2014

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)