Form 10-Q
period 2014-11-01
BIG LOTS INC
filed 2014-12-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 5, 2014, was 53,452,301.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 1, 2014

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	2

b)	Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended November 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	3

c)	Consolidated Balance Sheets at November 1, 2014 (Unaudited) and February 1, 2014	4

d)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	5

e)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	6

e)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II. Other Information		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signature		32

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$1,107,095	$1,104,918	$3,583,729	$3,552,843
Cost of sales (exclusive of depreciation expense shown separately below)	676,153	673,490	2,189,704	2,155,105
Gross margin	430,942	431,428	1,394,025	1,397,738
Selling and administrative expenses	404,732	405,279	1,234,420	1,219,269
Depreciation expense	30,267	29,014	88,535	83,393
Operating (loss) profit	(4,057)	(2,865)	71,070	95,076
Interest expense	(756)	(1,034)	(1,616)	(2,490)
Other income (expense)	—	—	—	(11)
(Loss) income from continuing operations before income taxes	(4,813)	(3,899)	69,454	92,575
Income tax (benefit) expense	(1,698)	(1,951)	26,776	35,514
(Loss) income from continuing operations	(3,115)	(1,948)	42,678	57,061
Loss from discontinued operations, net of tax benefit of $207, $1,704, $13,003 and $1,846, respectively	(326)	(7,569)	(22,833)	(16,119)
Net (loss) income	$(3,441)	$(9,517)	$19,845	$40,942

Earnings per common share - basic:
Continuing operations	$(0.06)	$(0.03)	$0.77	$0.99
Discontinued operations	(0.01)	(0.13)	(0.41)	(0.28)
	$(0.06)	$(0.17)	$0.36	$0.71

Earnings per common share - diluted:
Continuing operations	$(0.06)	$(0.03)	$0.76	$0.98
Discontinued operations	(0.01)	(0.13)	(0.41)	(0.28)
	$(0.06)	$(0.17)	$0.35	$0.71

Weighted-average common shares outstanding:
Basic	54,850	57,461	55,617	57,383
Dilutive effect of share-based awards	—	—	603	550
Diluted	54,850	57,461	56,220	57,933

Cash dividends declared per common share	$0.17	$—	$0.34	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net (loss) income	$(3,441)	$(9,517)	$19,845	$40,942
Other comprehensive (loss) income:
Foreign currency translation	—	(224)	5,022	(2,189)
Amortization of pension, net of tax expense of $155, $198, $457, and $535, respectively	208	252	631	751
Valuation adjustment of pension, net of tax benefit (expense) of $198, $(33), $198 and $(33), respectively	(272)	50	(272)	50
Total other comprehensive (loss) income	(64)	78	5,381	(1,388)
Comprehensive (loss) income	$(3,505)	$(9,439)	$25,226	$39,554

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$62,488	$68,629
Inventories	1,075,429	914,965
Deferred income taxes	48,553	59,781
Other current assets	126,252	77,686
Total current assets	1,312,722	1,121,061
Property and equipment - net	566,889	569,682
Deferred income taxes	12,512	5,106
Other assets	41,788	43,750
Total assets	$1,933,911	$1,739,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529,793	$365,772
Property, payroll, and other taxes	81,831	73,334
Accrued operating expenses	72,678	57,167
Insurance reserves	38,325	37,607
Accrued salaries and wages	32,829	29,175
Income taxes payable	868	14,392
Total current liabilities	756,324	577,447
Long-term obligations	283,400	77,000
Deferred rent	68,752	76,364
Insurance reserves	57,091	55,755
Unrecognized tax benefits	17,498	17,975
Other liabilities	37,262	33,631
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 52,996 shares and 57,548 shares, respectively	1,175	1,175
Treasury shares - 64,499 shares and 59,947 shares, respectively, at cost	(1,872,431)	(1,670,041)
Additional paid-in capital	571,071	562,447
Retained earnings	2,021,899	2,021,357
Accumulated other comprehensive loss	(8,130)	(13,511)
Total shareholders' equity	713,584	901,427
Total liabilities and shareholders' equity	$1,933,911	$1,739,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - February 2, 2013	57,269	$1,175	60,226	$(1,677,610)	$551,845	$1,896,062	$(13,330)	$758,142
Comprehensive income	—	—	—	—	—	40,942	(1,388)	39,554
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	184	—	(184)	5,114	(1,014)	—	—	4,100
Restricted shares vested	40	—	(40)	1,109	(1,109)	—	—	—
Tax benefit from share-based awards	—	—	—	—	248	—	—	248
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	11,465	—	—	11,465
Balance - November 2, 2013	57,487	1,175	60,008	(1,671,601)	561,435	1,937,004	(14,718)	813,295
Comprehensive income	—	—	—	—	—	84,353	1,207	85,560
Purchases of common shares	—	—	—	—	—	—	—	—
Exercise of stock options	30	—	(30)	835	(51)	—	—	784
Restricted shares vested	25	—	(25)	696	(696)	—	—	—
Tax charge from share-based awards	—	—	—	—	(125)	—	—	(125)
Share activity related to deferred compensation plan	6	—	(6)	29	166	—	—	195
Share-based employee compensation expense	—	—	—	—	1,718	—	—	1,718
Balance - February 1, 2014	57,548	1,175	59,947	(1,670,041)	562,447	2,021,357	(13,511)	901,427
Comprehensive income	—	—	—	—	—	19,845	5,381	25,226
Dividends declared	—	—	—	—	—	(19,303)	—	(19,303)
Purchases of common shares	(5,896)	—	5,896	(240,462)	—	—	—	(240,462)
Exercise of stock options	1,249	—	(1,249)	35,378	2,174	—	—	37,552
Restricted shares vested	68	—	(68)	1,940	(1,940)	—	—	—
Performance shares vested	25	—	(25)	716	(716)	—	—	—
Tax benefit from share-based awards	—	—	—	—	1,076	—	—	1,076
Share activity related to deferred compensation plan	2	—	(2)	38	24	—	—	62
Share-based employee compensation expense	—	—	—	—	8,006	—	—	8,006
Balance - November 1, 2014	52,996	$1,175	64,499	$(1,872,431)	$571,071	$2,021,899	$(8,130)	$713,584

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Operating activities:
Net income	$19,845	$40,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	78,287	75,466
Deferred income taxes	3,563	(21,688)
Loss (gain) on disposition of property and equipment	2,033	(3,472)
Non-cash impairment charge	1,424	—
Non-cash share-based compensation expense	8,006	11,465
Excess tax benefit from share-based awards	(3,582)	(248)
Pension expense, net of contributions	1,758	2,402
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(160,424)	(321,859)
Accounts payable	163,997	190,129
Current income taxes	(59,851)	(67,415)
Other current assets	(1,332)	(8,030)
Other current liabilities	10,124	16,098
Other assets	1,402	(2,080)
Other liabilities	(2,872)	17,192
Net cash provided by (used in) operating activities	62,378	(71,098)
Investing activities:
Capital expenditures	(74,559)	(83,706)
Cash proceeds from sale of property and equipment	2,733	7,084
Other	(82)	14
Net cash used in investing activities	(71,908)	(76,608)
Financing activities:
Net proceeds from borrowings under bank credit facility	206,400	152,800
Payment of capital lease obligations	(703)	(855)
Dividends paid	(18,823)	—
Proceeds from the exercise of stock options	37,552	4,100
Excess tax benefit from share-based awards	3,582	248
Deferred bank credit facility fees paid	—	(895)
Payment for treasury shares acquired	(229,820)	(214)
Other	62	—
Net cash (used in) provided by financing activities	(1,750)	155,184
Impact of foreign currency on cash	5,139	(333)
(Decrease) increase in cash and cash equivalents	(6,141)	7,145
Cash and cash equivalents:
Beginning of period	68,629	60,581
End of period	$62,488	$67,726

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer operating in the United States of America (“U.S.”). At November 1, 2014, we operated 1,496 stores in the U.S.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2014 (“2014”) is comprised of the 52 weeks that began on February 2, 2014 and will end on January 31, 2015.  Fiscal year 2013 (“2013”) was comprised of the 52 weeks that began on February 3, 2013 and ended on February 1, 2014.  The fiscal quarters ended November 1, 2014 (“third quarter of 2014”) and November 2, 2013 (“third quarter of 2013”) were both comprised of 13 weeks.  The year-to-date periods ended November 1, 2014 (“year-to-date 2014”) and November 2, 2013 (“year-to-date 2013”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $40.9 million and $41.2 million for the third quarter of 2014 and the third quarter of 2013, respectively, and $119.0 million and $117.1 million for the year-to-date 2014 and the year-to-date 2013, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.9 million and $18.2 million for the third quarter of 2014 and the third quarter of 2013, respectively, and $57.7 million and $61.2 million for the year-to-date 2014 and the year-to-date 2013, respectively.

Foreign Currency Translation
The functional currency of our former international subsidiary was the local currency of the country in which the subsidiary was located. We had one foreign subsidiary domiciled in Canada. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities was included as a component of shareholders’ equity in accumulated other comprehensive loss in 2013. Gains and losses from foreign currency transactions are included in discontinued operations because our Canadian subsidiary has ceased operations. There were losses from foreign currency transactions of $0.1 million, $0.1 million, $4.8 million, and $0.4 million for the third quarter of 2014, the third quarter of 2013, the year-to-date 2014, and the year-to-date 2013, respectively. Included in the foreign currency loss in the year-to-date 2014 is a $5.1 million loss related to the realization of the cumulative translation adjustment on our investment in our Canadian operations.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2014 and the year-to-date 2013:

	Thirty-Nine Weeks Ended
(In thousands)	November 1, 2014	November 2, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$825	$1,858
Cash paid for income taxes, excluding impact of refunds	69,573	122,012
Gross proceeds from borrowings under the bank credit facility	1,131,900	970,000
Gross repayments of borrowings under the bank credit facility	925,500	817,200
Non-cash activity:
Assets acquired under capital leases	11,317	—
Accrued property and equipment	11,557	9,018
Share repurchases payable	$10,642	$—

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At November 1, 2014, we had $283.4 million of borrowings outstanding under the 2011 Credit Agreement and $11.2 million was committed to outstanding letters of credit, leaving $405.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $16.8 million and $21.2 million at November 1, 2014 and February 1, 2014, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at November 1, 2014 or November 2, 2013 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the third quarter of 2014 and the third quarter of 2013, 0.6 million and 2.4 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2014 and the year-to-date 2013, 1.7 million and 2.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 5, 2014, our Board of Directors authorized a share repurchase program providing for the repurchase of $125 million of our common shares (“March 2014 Repurchase Program”). The March 2014 Repurchase Program was exhausted during the second quarter of 2014.

On August 28, 2014, our Board of Directors authorized a new share repurchase program providing for the repurchase of $125 million of our common shares (“August 2014 Repurchase Program”). Pursuant to the August 2014 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the August 2014 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes.

During the third quarter of 2014, we acquired approximately 2.6 million of our outstanding common shares for $114.8 million. During the year-to-date 2014, we have acquired approximately 5.9 million of our outstanding common shares for $239.8 million, which is comprised of 3.3 million common shares for $125.0 million under the March 2014 Repurchase Program and 2.6 million common shares for $114.8 million under the August 2014 Repurchase Program.

Dividends
In the second quarter of 2014, our Board of Directors commenced a cash dividend program under which we currently expect to pay quarterly dividends on our common shares in the future. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2014:		(in thousands)	(in thousands)
Third quarter	$0.17	$9,718	$9,457
Second quarter	0.17	9,585	9,366
Total	$0.34	$19,303	$18,823

The amount of dividends declared may vary from the amount of dividends paid in a period based on certain instruments with restrictions on payment, including restricted stock awards, restricted stock units, and performance share units. Future dividends are subject to declaration by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2013 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $3.0 million and $3.7 million in the third quarter of 2014 and the third quarter of 2013, respectively, and $8.0 million and $11.5 million for the year-to-date 2014 and the year-to-date 2013, respectively.

The weighted-average fair value of stock options granted and assumptions used in the model to estimate the fair value of stock options granted during each of the respective periods were as follows:

	Third Quarter	Year-to-Date
	2013	2013
Weighted-average fair value of stock options granted	$11.83	$12.08
Risk-free interest rate	1.1%	0.7%
Expected life (years)	4.2	4.2
Expected volatility	39.9%	42.1%
Expected annual forfeiture rate	3.0%	3.0%

During the year-to-date 2014, we granted no stock options.

The following table summarizes stock option activity for the year-to-date 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 1, 2014	3,377,303	$34.88
Exercised	(243,218)	26.90
Forfeited	(139,850)	38.63
Outstanding stock options at May 3, 2014	2,994,235	$35.35	4.2	$16,314
Exercised	(464,400)	36.73
Forfeited	(50,700)	40.35
Outstanding stock options at August 2, 2014	2,479,135	$35.00	4.1	$20,850
Exercised	(541,797)	25.75
Forfeited	(72,500)	39.15
Outstanding stock options at November 1, 2014	1,864,838	$37.52	4.3	$15,162
Vested or expected to vest at November 1, 2014	1,775,684	$37.48	4.2	$14,515
Exercisable at November 1, 2014	895,774	$36.89	3.5	$7,845

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 1, 2014	664,101	$38.34
Granted	281,056	37.12
Vested	(13,500)	34.75
Forfeited	(99,200)	40.19
Outstanding non-vested restricted stock at May 3, 2014	832,457	$37.77
Granted	32,987	42.86
Vested	(23,776)	33.65
Forfeited	(22,490)	39.61
Outstanding non-vested restricted stock at August 2, 2014	819,178	$38.04
Granted	2,012	43.87
Vested	(31,000)	34.75
Forfeited	(28,990)	38.84
Outstanding non-vested restricted stock at November 1, 2014	761,200	$38.16

The non-vested restricted stock units granted in the year-to-date 2014 generally vest on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

In 2013, in connection with his appointment as CEO and President, Mr. David J. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The performance share units have a contractual term of seven years. In the second quarter of 2014, Mr. Campisi’s first tranche of 12,600 performance share units vested. In the third quarter of 2014, Mr. Campisi’s second tranche of 12,600 performance share units vested. If the performance goals applicable to the remaining performance share units are not achieved prior to expiration, the awards will be forfeited. A total of 12,600 performance share units remain outstanding at November 1, 2014.

In the year-to-date 2014, we issued 434,124 performance share units, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process used to establish the financial performance objectives, we will only meet the requirements of establishing a grant date for the performance share units when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, we have recognized no expense for these issued performance share units in the year-to-date 2014. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the performance share units will vest on the first trading day after we file our Annual Report on Form 10-K three years after the initial issuance of the award.

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

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$11,050	$625	$16,980	$2,414
Total fair value of restricted stock vested	1,325	—	2,736	1,434
Total fair value of performance shares vested	585	—	1,143	—

The total unearned compensation cost related to all share-based awards outstanding at November 1, 2014 was approximately $23.8 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.0 years from November 1, 2014.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2014	2013
Discount rate	5.0%	4.6%
Rate of increase in compensation levels	3.0%	3.5%
Expected long-term rate of return	6.0%	5.1%

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
(In thousands)	2014	2013	2014	2013
Service cost - benefits earned in the period	$489	$521	$1,463	$1,564
Interest cost on projected benefit obligation	799	761	2,413	2,281
Expected investment return on plan assets	(804)	(723)	(2,414)	(2,170)
Amortization of actuarial loss	380	423	1,123	1,269
Amortization of prior service cost	(9)	(9)	(26)	(26)
Amortization of transition obligation	—	3	—	9
Settlement loss	164	83	164	83
Net periodic pension cost	$1,019	$1,059	$2,723	$3,010

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2015, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2014	2013	2014	2013
Furniture & Home Décor	$270,242	$246,093	$843,952	$796,178
Consumables	230,191	226,420	693,102	671,603
Food	202,352	185,959	584,762	530,216
Hard Home	115,414	132,498	338,187	394,542
Soft Home	110,292	105,286	328,398	305,468
Seasonal	95,942	106,951	549,200	552,349
Electronics & Accessories	82,662	101,711	246,128	302,487
Net sales	$1,107,095	$1,104,918	$3,583,729	$3,552,843

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2013 and 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 2, 2013	$(1,433)	$(11,897)	$(13,330)
Other comprehensive income before reclassifications	(2,189)	50	(2,139)
Amounts reclassified from accumulated other comprehensive loss	—	751	751
Net period change	(2,189)	801	(1,388)
Balance at November 2, 2013	(3,622)	(11,096)	(14,718)
Other comprehensive income before reclassifications	(1,400)	2,302	902
Amounts reclassified from accumulated other comprehensive loss	—	305	305
Net period change	(1,400)	2,607	1,207
Balance at February 1, 2014	(5,022)	(8,489)	(13,511)
Other comprehensive income before reclassifications	(39)	(368)	(407)
Amounts reclassified from accumulated other comprehensive loss	5,061	727	5,788
Net period change	5,022	359	5,381
Balance at November 1, 2014	$—	$(8,130)	$(8,130)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the third quarter of 2013:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at August 3, 2013	$(3,398)	$(11,398)	$(14,796)
Other comprehensive income before reclassifications	(224)	50	(174)
Amounts reclassified from accumulated other comprehensive loss	—	252	252
Net period change	(224)	302	78
Balance at November 2, 2013	$(3,622)	$(11,096)	$(14,718)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the third quarter of 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at August 2, 2014	$—	$(8,066)	$(8,066)
Other comprehensive income before reclassifications	—	(368)	(368)
Amounts reclassified from accumulated other comprehensive loss	—	304	304
Net period change	—	(64)	(64)
Balance at November 1, 2014	$—	$(8,130)	$(8,130)

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

In the fourth quarter of 2013 we established a liability of $0.5 million for severance related cost associated with the wind down of our wholesale business. During the six months ended August 2, 2014 we paid $0.5 million in severance cost reducing the liability to zero at August 2, 2014. We anticipate no additional charges associated with the wind down of the operations of our wholesale business.

As the operations of the wholesale business had ceased as of February 1, 2014, the results of operations of the wholesale business were reclassified to discontinued operations. Please see the Wholesale Business section of note 12 to the consolidated financial statements for further information regarding this discontinued operation.

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

The following table summarizes the components of our wind down activities associated with our Canadian operations and the activities within the related liabilities during 2014:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 1, 2014	$2,420	$1,276	$3,696
Charges	2,206	22,984	25,190
Adjustments	—	553	553
Payments	(3,997)	(15,577)	(19,574)
Foreign currency translation	(38)	74	36
Period change	(1,829)	8,034	6,205
Balance at May 3, 2014	$591	$9,310	$9,901
Charges	—	28	28
Adjustments	—	(335)	(335)
Payments	(591)	(7,942)	(8,533)
Foreign currency translation	—	95	95
Period change	(591)	(8,154)	(8,745)
Balance at August 2, 2014	$—	$1,156	$1,156
Charges	—	114	114
Adjustments	—	—	—
Payments	—	(1,012)	(1,012)
Foreign currency translation	—	(8)	(8)
Period change	—	(906)	(906)
Balance at November 1, 2014	$—	$250	$250

During February 2014, we closed all of our Canadian stores, terminated all remaining Canadian employees, and accrued an obligation for the associated severance and contract termination costs. As of November 1, 2014, we anticipate any future charges associated with the wind down of our Canadian operations will be immaterial. As our Canadian operations had ceased as of May 3, 2014, the results of our Canadian operations were reclassified to discontinued operations. Please see the Canadian Operations section of note 12 to the consolidated financial statements for further information regarding this discontinued operation.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for the third quarter and year-to-date of 2014 and 2013 were comprised of the following:

	Third Quarter		Year-to-Date
(In thousands	2014	2013	2014	2013
Canadian operations	$(475)	$(4,977)	$(35,629)	$(13,269)
Wholesale business	(58)	(4,296)	(216)	(4,697)
KB Toys matters	—	—	9	—
Other	—	—	—	1
Total loss from discontinued operations, pretax	$(533)	$(9,273)	$(35,836)	$(17,965)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our Canadian distribution centers, and completed the wind down activities during the first quarter of 2014, which included the closing of our Canadian stores and corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations for all periods presented. The results of our Canadian operations have historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. During the year-to-date 2014, the results of our Canadian operations also included significant contract termination costs associated with the wind down of the operations. Please see the Canadian Operations section of note 11 to the consolidated financial statements for additional details regarding the costs we incurred in connection with the wind down of our Canadian operations during the year-to-date 2014.

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consist of professional fees. We also reclassified the income tax benefit that we expect our U.S. operations to generate as a result of the wind down of our Canadian operations, based on our ability to recover a worthless stock deduction in the foreseeable future. During the third quarter of 2014 and the year-to-date 2014, the amount of this income tax benefit that we recognized was approximately $0.2 million and $12.9 million, respectively.

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business, within our U.S. segment. During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business. Therefore, we determined that the results of our wholesale business should be reported as discontinued operations for all periods presented. The results of operations of our wholesale business primarily consisted of sales of product to wholesale customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. Please see the Wholesale Business section of note 11 to the consolidated financial statements for additional details regarding the costs we incurred in connection with the wind down of our wholesale business during the year-to-date 2014.

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

The following are the results from the third quarter of 2014 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2013:

•	Net sales increased $2.2 million, or 0.2%.

•	Comparable store sales for stores open at least fifteen months increased $14.2 million, or 1.4%.

•	Gross margin dollars decreased $0.5 million, and gross margin rate decreased 10 basis points from 39.0% to 38.9% of sales.

•	Selling and administrative expenses decreased $0.6 million. As a percentage of net sales, selling and administrative expenses decreased 10 basis points to 36.6% of net sales.

•	Operating loss rate increased 10 basis points to 0.4%.

•	Diluted loss per share from continuing operations increased from $(0.03) per share to $(0.06) per share.

•	Inventory decreased by 13.1% or $162.7 million to $1,075.4 million from the third quarter of 2013.

•	We acquired 2.6 million of our outstanding common shares for $114.8 million under our August 2014 Repurchase Program.

•	We declared and paid a quarterly cash dividend in the amount of $0.17 per common share.

See the discussion and analysis below for additional details regarding our operating results.

STORES

During the first quarter of 2014, we ceased our Canadian operations and closed all Canadian stores. The following table presents stores opened and closed in the U.S. during the year-to-date 2014 and the year-to-date 2013:

	2014	2013
Stores open at the beginning of the fiscal year	1,493	1,495
Stores opened during the period	24	52
Stores closed during the period	(21)	(22)
Stores open at the end of the period	1,496	1,525

We have opened 24 stores in the year-to-date and do not expect to open any additional stores during the balance of the year. We expect to close 57 stores in the U.S. during 2014, which will result in more than the 20 net closings that we originally anticipated, but is fewer than the 60 to 65 net closings that we anticipated in our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014. The increase in net closings from our original expectations is primarily due to (1) fewer anticipated openings driven by both the timing and availability of acceptable locations and (2) more anticipated closings based on management decisions relating to store level performance and renewal option negotiations.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.1	61.0	61.1	60.7
Gross margin	38.9	39.0	38.9	39.3
Selling and administrative expenses	36.6	36.7	34.4	34.3
Depreciation expense	2.7	2.6	2.5	2.3
Operating (loss) profit	(0.4)	(0.3)	2.0	2.7
Interest expense	(0.1)	(0.1)	(0.0)	(0.1)
Other income (expense)	0.0	0.0	0.0	(0.0)
(Loss) income from continuing operations before income taxes	(0.4)	(0.4)	1.9	2.6
Income tax (benefit) expense	(0.2)	(0.2)	0.7	1.0
(Loss) income from continuing operations	(0.3)	(0.2)	1.2	1.6
Loss from discontinued operations	(0.0)	(0.7)	(0.6)	(0.5)
Net (loss) income	(0.3)%	(0.9)%	0.6%	1.2%

THIRD QUARTER OF 2014 COMPARED TO THIRD QUARTER OF 2013

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and the change in comparable store sales for stores open at least fifteen months (“comp” or “comps”) (in percentage) from the third quarter of 2014 compared to the third quarter of 2013 were as follows:

Third Quarter
($ in thousands)	2014		2013		Change		Comps
Furniture & Home Décor	$270,242	24.4%	$246,093	22.3%	$24,149	9.8%	10.2%
Consumables	230,191	20.8	226,420	20.5	3,771	1.7	3.2
Food	202,352	18.3	185,959	16.8	16,393	8.8	10.3
Hard Home	115,414	10.4	132,498	12.0	(17,084)	(12.9)	(11.6)
Soft Home	110,292	10.0	105,286	9.5	5,006	4.8	5.9
Seasonal	95,942	8.7	106,951	9.7	(11,009)	(10.3)	(9.1)
Electronics & Accessories	82,662	7.4	101,711	9.2	(19,049)	(18.7)	(17.3)
Net sales	$1,107,095	100.0%	$1,104,918	100.0%	$2,177	0.2%	1.4%

In the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. We now use the following merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and flooring departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. Sales results for the third quarter of 2013 have been reclassified to reflect this realignment.

Net sales increased $2.2 million, or 0.2%, to $1,107.1 million in the third quarter of 2014, compared to $1,104.9 million in the third quarter of 2013.  The increase in net sales was principally due to a 1.4% increase in comps, which increased net sales by $14.2 million, partially offset by the net decrease of 29 stores since the end of the third quarter of 2013, which decreased net sales by $12.0 million. The Food category experienced positive comps in nearly all departments due to an improved assortment, which includes more branded product available for our customers, particularly as it relates to our cooler and freezer offerings. During the third quarter of 2014, we continued the roll-out of our coolers and freezers program and, as of the end of third quarter of 2014, we have installed coolers and freezers in approximately 750, or 50%, of our stores. Furniture & Home Décor also experienced improved sales and comps during the third quarter of 2014, as we benefited from our first full quarter since the completion of the roll-out of our lease-to-purchase program. Our upholstery and casegoods departments had the strongest increases in comps and net sales within the Furniture & Home Décor category. Our bedding assortment, which continued to focus on new products and improved quality, was the primary catalyst for improvement in our Soft Home category, which continued to experience net sales and comp increases in most departments. Consumables experienced a comp increase in the departments for which we were able to provide additional branded products. The growth in Consumables’ comps was partially offset by fewer closeout opportunities in our paper department. The negative comps in our Seasonal category were planned and primarily driven by our decision to narrow our Halloween and toys assortments in response to a multi-year trend of lower customer demand for Halloween décor and our expectation of decreased customer demand for toys during the holiday selling season, respectively. We continued to experience negative comps in Hard Home as a result of our decision to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. Electronics & Accessories had negative comps, which were primarily driven by lower electronics sales, particularly in tablet, digital camera, gaming and DVD products, as we continue to narrow the merchandise assortment in our electronics department based on our customer’s response to our product offerings, and overall trends for this category in the retail marketplace.

Gross Margin
Gross margin dollars decreased slightly by $0.5 million to $430.9 million for the third quarter of 2014, compared to $431.4 million for the third quarter of 2013.  The slight decrease in gross margin dollars was primarily due to a lower gross margin rate, which decreased gross margin dollars by approximately $1.3 million, partially offset by an increase in net sales, which increased gross margin dollars by approximately $0.8 million  Gross margin as a percentage of net sales slightly decreased from 39.0% in the third quarter of 2013 to 38.9% in the third quarter of 2014, as a result of a slightly lower initial markup on our merchandise, as we have shifted the composition of our product mix to include more Food and Consumables, partially offset by a lower markdown rate.

Selling and Administrative Expenses
Selling and administrative expenses were $404.7 million for the third quarter of 2014, compared to $405.3 million for the third quarter of 2013. The decrease of $0.6 million, or 0.1%, was primarily due to a decrease in store related payroll of $2.9 million. This decrease was partially offset by an increase in accrued bonus expense of $2.3 million. The decrease in store related payroll resulted from a net decrease of 29 stores compared to the third quarter of 2013. The increase in accrued bonus expense was directly related to better financial performance in the third quarter of 2014 relative to our annual operating plan as compared to our performance during the third quarter of 2013 relative to our 2013 operating plan. As a percentage of net sales, selling and administrative expenses decreased 10 basis points to 36.6% for the third quarter of 2014 compared to 36.7% for the third quarter of 2013.

Depreciation Expense
Depreciation expense increased $1.3 million to $30.3 million in the third quarter of 2014, compared to $29.0 million for the third quarter of 2013. The increase was directly related to capital expenditures associated with the implementation of our coolers and freezers program, store projects, and maintenance of existing stores and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points in the third quarter of 2014 compared to the third quarter of 2013.

Interest Expense
Interest expense was $0.8 million in the third quarter of 2014, compared to $1.0 million in the third quarter of 2013.  The decrease was driven by a decrease in borrowings in the third quarter of 2014. We had total average borrowings (including capital leases) of $124.8 million in the third quarter of 2014 compared to total average borrowings of $219.7 million in the third quarter of 2013.

Income Taxes
The effective income tax benefit rate for the third quarter of 2014 and the third quarter of 2013 for income from continuing operations was 35.3% and 50.0%, respectively.  The lower benefit rate was primarily due to the absence of a favorable lapse of the statute of limitations related to federal matters and an increase in the valuation allowance related to state income tax credits due to an anticipated reduction in realizability as a result of anticipated store closings and lower apportioned jurisdictional income.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. We incurred approximately $0.5 million in costs related to our discontinued Canadian operations during the third quarter of 2014, which were primarily associated with professional services.

YEAR-TO-DATE 2014 COMPARED TO YEAR-TO-DATE 2013

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and the change in comps (in percentage) from the year-to-date 2014 compared to the year-to-date 2013 were as follows:

Year-to-Date
($ in thousands)	2014		2013		Change		Comps
Furniture & Home Décor	$843,952	23.6%	$796,178	22.4%	$47,774	6.0%	5.7%
Consumables	693,102	19.3	671,603	18.9	21,499	3.2	4.1
Food	584,762	16.3	530,216	14.9	54,546	10.3	11.1
Seasonal	549,200	15.3	552,349	15.6	(3,149)	(0.6)	(2.3)
Hard Home	338,187	9.4	394,542	11.1	(56,355)	(14.3)	(10.9)
Soft Home	328,398	9.2	305,468	8.6	22,930	7.5	8.0
Electronics & Accessories	246,128	6.9	302,487	8.5	(56,359)	(18.6)	(17.7)
Net sales	$3,583,729	100.0%	$3,552,843	100.0%	$30,886	0.9%	1.3%

As discussed above in the section “Third Quarter of 2014 Compared to Third Quarter of 2013”, in the fourth quarter of 2013, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Sales results for the year-to-date 2013 have been reclassified to reflect this realignment.

Net sales increased $30.9 million, or 0.9%, to $3,583.7 million in the year-to-date 2014, compared to $3,552.8 million in the year-to-date 2013.  The increase in net sales was principally due to a 1.3% increase in comps, which increased net sales by $44.2 million, partially offset by the net decrease of 29 stores since the end of the third quarter of 2013, which decreased net sales by $13.3 million.  The Food category experienced positive comps in all departments due to an improved assortment with more branded products, particularly in our new coolers and freezers, and closeouts. During the year-to-date 2014, we began the roll-out of our coolers and freezers program, and as of the end of third quarter of 2014, we have installed coolers and freezers in approximately 750, or 50%, of our stores. Although many departments in our Soft Home category experienced net sales and comp increases, the increases were primarily driven by our bedding assortment, which focused on new products and improved quality. The Furniture & Home Décor category experienced a positive and improving comp during the year-to-date 2014, primarily as a result of the commencement and completion of the roll-out of our lease-to-purchase program during the second quarter of 2014. Consumables experienced a comp increase, which was driven by growth in nearly all departments, particularly our pet department in the first quarter of 2014, which benefited from a product and space expansion at the end of the first quarter of 2013. The negative comps in our Seasonal category were primarily driven by our decision to narrow our Halloween and toys assortments in response to a multi-year trend of lower customer demand for Halloween décor and our expectation of decreased customer demand for toys during the holiday selling season, respectively. The slightly negative comps in our Seasonal category were also affected by the harsh winter weather experienced in northern sections of the U.S., which we believe delayed sales in our lawn & garden and summer departments, and as a result, we incurred slightly higher markdowns in these departments in the year-to-date 2014 to ensure sell through of the product. Hard Home experienced negative comps as a result of our decision in late 2013 to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. The negative comps in Electronics & Accessories were also a result of our “edit” activities in our Edit to Amplify strategy, as we continue to narrow the merchandise assortment in our electronics department, particularly in tablet, digital camera, gaming and DVD products, based on our customer’s response to our product offerings, and overall trends for, this category in the retail marketplace.

Based on our year-to-date 2014 results and trends during November, we expect comparable store sales to be in the low single digits for the fourth quarter of 2014 which includes the holiday selling season.

Gross Margin
Gross margin dollars decreased $3.7 million, or 0.3%, to $1,394.0 million for the year-to-date 2014, compared to $1,397.7 million for the year-to-date 2013.  The decrease in gross margin dollars was principally due to a decrease in gross margin rate, which decreased gross margin dollars by approximately $15.8 million, partially offset by the sales increase of $30.9 million, which increased gross margin dollars by approximately $12.1 million. Gross margin as a percentage of net sales decreased 40 basis points to 38.9% in the year-to-date 2014, compared to 39.3% in the year-to-date 2013.  The gross margin rate decrease was principally due to the impact of a higher markdown rate during the first quarter of 2014 and a shift in merchandise mix with an increase in net sales in categories with lower gross margin rates, as evidenced by comp increases in our Food and Consumables categories. The increase in the markdown rate was primarily driven by higher discounts taken to sell through certain under-performing categories, primarily during the first quarter of 2014, as we narrowed our product assortment as part of our Edit to Amplify merchandising strategy.

In the fourth quarter of 2014, we expect our gross margin rate will be significantly higher than the fourth quarter of 2013, as we expect a substantially lower overall markdown rate in 2014 as compared to 2013, which included significant markdowns from the initial implementation of our Edit to Amplify merchandise strategy.

Selling and Administrative Expenses
Selling and administrative expenses were $1,234.4 million for the year-to-date 2014, compared to $1,219.3 million for the year-to-date 2013. The increase of $15.1 million, or 1.2%, was primarily due to increases in accrued bonus expense of $10.5 million, store occupancy expenses of $4.6 million, corporate office payroll expenses of $3.2 million, distribution and transportation expenses of $2.7 million, and store utilities expense of $2.1 million. These increases were partially offset by the absence of a non-recurring ligation settlement of $4.4 million and a decrease in share-based compensation expense of $3.5 million. The increase in accrued bonus expense was directly related to better financial performance in the year-to-date 2014 relative to our annual operating plan as compared to our performance during the year-to-date 2013. The increase in store occupancy expense was primarily the result of an increase in store rents from the exercise of lease options and property maintenance costs. The increase in corporate office payroll costs was driven by normal merit increase activity along with investment in our merchandising team and expansion of our marketing team as we develop our omnichannel strategy. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The increase in utilities expense was primarily attributable to the unseasonably cold weather in many regions of the U.S. during the first quarter of 2014 and our roll-out of our coolers and freezers program, which has gradually increased our energy consumption. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was recognized in the first quarter of 2013 and finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs, and the change in the types of equity instruments that were awarded in 2014 compared to 2013, specifically the replacement of stock options with performance share units which have a different expense recognition pattern.

As a percentage of net sales, selling and administrative expenses increased 10 basis points to 34.4% for the year-to-date 2014 compared to 34.3% for the year-to-date 2013.

For the fourth quarter of 2014, we anticipate that our selling and administrative expenses as a percentage of net sales will increase slightly compared to the fourth quarter of 2013, primarily as a result of the increase that we expect in accrued bonus expense in 2014 as compared to 2013 when there was minimal corporate payout.

Depreciation Expense
Depreciation expense increased $5.1 million to $88.5 million in the year-to-date 2014, compared to $83.4 million for the year-to-date 2013. The increase was directly related to capital expenditures in both 2013 and 2014 associated with the implementation of our coolers and freezers program, store projects, and maintenance of existing stores and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the year-to-date 2013.

We expect that our depreciation expense will increase in the fourth quarter of 2014 as compared to the fourth quarter of 2013 as a result of continued capital expenditures associated with our cooler and freezer program, store projects, and maintenance of existing stores and distribution centers, and our investment in capital leases to update our store asset protection infrastructure. Total capital expenditures are forecasted in the range of $100 million to $105 million for 2014, which is less than initially anticipated primarily due to our decision to open fewer stores than we originally expected and the timing of certain other investments related to our strategic plan.

Interest Expense
Interest expense was $1.6 million in the year-to-date 2014, compared to $2.5 million in the year-to-date 2013.  The decrease was driven by lower average borrowings under our bank credit facility. We had total average borrowings (including capital leases) of $82.9 million in the year-to-date 2014 compared to total average borrowings of $156.7 million in the year-to-date 2013.

Income Taxes
The effective income tax rate for the year-to-date 2014 and the year-to-date 2013 for income from continuing operations was 38.6% and 38.4%, respectively.  The higher effective income tax rate for year-to-date 2014 was principally driven by the absence of a favorable lapse of the statute of limitations related to federal matters and an increase in the valuation allowance related to state income tax credits due to an anticipated reduction in realizability as a result of anticipated store closings and lower apportioned jurisdictional income offset by the recognition of income tax benefits associated with an update on a state administrative proceeding and increased state settlement activity.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. Since the first quarter of 2014, we have incurred approximately $1.5 million in costs associated with the wind down of our Canadian operations, which were primarily associated with professional services and turning over leased facilities to our former landlords.

Additionally, we have elected to classify in discontinued operations the U.S. income tax benefit related to the excess tax basis in the common shares of Big Lots Canada that we should recover as a worthless stock deduction in 2014, as this deduction was generated from our Canadian operations which we have also classified as discontinued operations. During the year-to-date 2014, we recognized a $12.9 million income tax benefit.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement was scheduled to expire on July 22, 2016. On May 30, 2013, we entered into an amendment of the 2011 Credit Agreement that extended its expiration date to May 30, 2018.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At November 1, 2014, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At November 1, 2014, we had $283.4 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $405.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $11.2 million.

In March 2014, our Board of Directors authorized us to repurchase up to $125.0 million of our outstanding common shares. During the year-to-date 2014, we exhausted this program by purchasing approximately 3.3 million common shares at an average price of $38.12 per share. In August 2014, our Board of Directors authorized us to repurchase up to an additional $125.0 million of our common shares. During the third quarter of 2014, we purchased approximately $114.8 million of our common shares under the August 2014 Repurchase Program.

In June 2014, we announced that our Board of Directors commenced a cash dividend program. Since the commencement of the program, we have declared and paid two quarterly cash dividends of $0.17 per common share for a total paid amount of approximately $18.8 million. Although it is the present intention of our Board of Directors to continue to pay a quarterly cash dividend in the future, the determination to pay future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

The following table compares the primary components of our cash flows from the year-to-date 2014 compared to the year-to-date 2013:

(in thousands)	2014	2013	Change
Net cash provided by (used in) operating activities	$62,378	$(71,098)	$133,476
Net cash used in investing activities	(71,908)	(76,608)	4,700
Net cash (used in) provided by financing activities	$(1,750)	$155,184	$(156,934)

Cash provided by operating activities increased by $133.5 million to $62.4 million in the year-to-date 2014 compared to $71.1 million of cash used in operating activities in the year-to-date 2013. The increase in cash provided by operating activities was primarily driven by an increase in cash provided by the sale of inventory in the ordinary course of business of $161.5 million partially offset by a decrease in cash used to pay for accounts payable of $26.1 million in the year-to-date 2014 as compared to the year-to-date 2013. During the year-to-date 2014, we improved our inventory turnover by reducing our existing in-store inventory, primarily in the areas of our stores not used for shopping, including the back room and the top shelf, and purchasing merchandise in volumes that achieved the lower planned in-store inventory levels, which also benefited our accounts payable position. Partially offsetting the improvement in our inventory was a decrease in net income of $21.1 million, which was primarily driven by the increase in losses from discontinued operations associated with the wind down of our Canadian operations.

Cash used in investing activities decreased by $4.7 million to $71.9 million in the year-to-date 2014 compared to $76.6 million in the year-to-date 2013.  The decrease was primarily driven by a $9.1 million reduction in capital expenditures to $74.6 million in the year-to-date 2014 compared to $83.7 million in the year-to-date 2013, primarily as we decided to reduce the number of new stores openings in 2014 as compared to 2013. Partially offsetting the decrease in capital expenditures was a decrease of $4.4 million in cash proceeds from the sale of property and equipment to $2.7 million in the year-to-date 2014 compared to $7.1 million in the year-to-date 2013. The decrease in proceeds from the sale of property and equipment was principally the result of our sale of a store property for $5.1 million during the third quarter of 2013 and the absence of any similar transactions in the year-to-date 2014.

Cash used in financing activities increased by $157.0 million to $1.8 million in the year-to-date 2014 compared to $155.2 million of cash provided by financing activities in the year-to-date 2013. The primary drivers of this increase were the $229.2 million in repurchases of common shares under the March 2014 Repurchase Program and the August 2014 Repurchase Program in the year-to-date 2014 and our payment of a two quarterly cash dividends of $0.17 per common share in the second and third quarters of 2014 in an aggregate amount of $18.8 million. Partially offsetting the increase in cash used in financing activities was a $33.5 million increase in proceeds received from the exercise of stock options to $37.6 million in the year-to-date 2014 compared to $4.1 million in the year-to-date 2013. Lastly, net proceeds from borrowings under the 2011 Credit Agreement increased $53.6 million to $206.4 million in the year-to-date 2014 compared to $152.8 million in the year-to-date 2013, which we used to partially fund our share repurchases.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $225 million for 2014, which is based on generating $250 million from our continuing operations, while paying approximately $25 million to complete the wind down of our Canadian operations. We increased our estimate from our initial expectations as we have improved our inventory turnover and we have generated greater current year tax benefits than we initially anticipated in connection with the wind down of our Canadian operations.

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

Item 1A. Risk Factors

For information regarding the most significant risks to us, please see Part I, Item 1A. (Risk Factors) in our 2013 Form 10-K and Part II, Item 1A. (Risk Factors) in our quarterly report on Form 10-Q for the quarter ended August 2, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 3, 2014 - August 30, 2014	—	$—	—	$125,000
August 31, 2014 - September 27, 2014	303	44.71	298	111,670
September 28, 2014 - November 1, 2014	2,304	44.05	2,304	10,179
Total	2,607	$44.13	2,602	$10,179

(1)
The August 2014 Repurchase Program is comprised of an August 28, 2014 authorization by our Board of Directors for the repurchase of up to $125.0 million of our common shares. During the third quarter of 2014, we purchased approximately $114.8 million of our common shares under the August 2014 Repurchase Program. The August 2014 Repurchase Program has no scheduled termination date.

(2)
In September 2014, in connection with the vesting of certain outstanding restricted shares, we acquired 4,690 of our common shares, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: December 10, 2014

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)