Form 10-K
period 2015-01-31
BIG LOTS INC
filed 2015-03-31
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015
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
Yes ☐     No☑

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,360,292,069 on August 2, 2014, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).

The number of the registrant’s common shares, $0.01 par value, outstanding as of March 27, 2015, was 53,932,236.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is a unique, non-traditional, discount retailer in the United States of America (“U.S.”) (see the discussion below under the caption “Merchandise”). At January 31, 2015, we operated a total of 1,460 stores in the U.S. Our goal is to exceed our core customers' expectations by providing her with great savings on value-priced merchandise, which includes brand-name closeouts. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2015	52	February 1, 2015	January 30, 2016
2014	52	February 2, 2014	January 31, 2015
2013	52	February 3, 2013	February 1, 2014
2012	53	January 29, 2012	February 2, 2013
2011	52	January 30, 2011	January 28, 2012
2010	52	January 31, 2010	January 29, 2011

We manage our business on the basis of one segment: discount retailing. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, decorative textile, window, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. See note 16 to the accompanying consolidated financial statements for the net sales results by merchandise category for 2014, 2013, and 2012.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the business, properties, assets, and liabilities of Consolidated Stores Corporation. In July 2011, we acquired 100% of the outstanding shares of Liquidation World Inc. (subsequently named Big Lots Canada, Inc.). In 2014, we completed the wind down and dissolution of Big Lots Canada, Inc.

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278‑6800.

Merchandise

Our business has historically been focused on selling value-based merchandise that was sourced through closeout channels, which can result in inconsistent offerings to our customers. In 2014, we implemented a merchandising strategy to improve the consistency of the value-based merchandise available in our stores by reducing our level of reliance on sourcing closeout offerings in certain merchandise categories. In order to improve the consistency of our merchandise, we introduced new disciplines for purchasing merchandise through the use of a ratings process that measures quality, brand, fashion, and value. This new discipline requires us to focus our decision-making activities around our customers’ expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe this greater level of focus on our customers’ expectations will enhance our ability to provide a great mix of offerings in our unique array of merchandise categories and improve our inventory turnover. For net sales and comparable store sales by merchandise category, see the discussion below under the captions “2014 Compared To 2013” and “2013 Compared To 2012” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2014	2013	2012	2011	2010
U.S.
Stores open at the beginning of the year	1,493	1,495	1,451	1,398	1,361
Stores opened during the year	24	55	87	92	80
Stores closed during the year	(57)	(57)	(43)	(39)	(43)
Stores open at the end of the year	1,460	1,493	1,495	1,451	1,398

During 2009, the U.S. commercial real estate market softened and, as a result, the availability of space improved and rental rates eased, which enabled us to experience net new store growth from 2009 through 2012. During the second half of 2012, we determined that rental rates had begun to stabilize, and in many markets increase, and the availability of quality real estate that met our criteria for performance was declining. The combination of these real estate factors, softness in our financial performance, and transition of senior management led us to slow our net new store growth plans in 2013, which carried into 2014. For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

In addition, in 2011, we acquired 89 stores in Canada as a result of our acquisition of Liquidation World Inc. (subsequently named Big Lots Canada, Inc.), which are not included in the above table. During the first quarter of 2014, we wound down and discontinued the operations of Big Lots Canada, Inc. and closed all of our stores in Canada.

The following table details our U.S. stores by state at January 31, 2015:

Alabama	30	Maine	6	Ohio	99
Arizona	39	Maryland	26	Oklahoma	18
Arkansas	12	Massachusetts	19	Oregon	15
California	159	Michigan	46	Pennsylvania	69
Colorado	19	Minnesota	7	Rhode Island	1
Connecticut	13	Mississippi	14	South Carolina	34
Delaware	5	Missouri	25	South Dakota	1
Florida	105	Montana	3	Tennessee	47
Georgia	55	Nebraska	3	Texas	116
Idaho	6	Nevada	13	Utah	9
Illinois	35	New Hampshire	7	Vermont	4
Indiana	46	New Jersey	28	Virginia	41
Iowa	3	New Mexico	12	Washington	28
Kansas	8	New York	63	West Virginia	17
Kentucky	40	North Carolina	74	Wisconsin	12
Louisiana	24	North Dakota	1	Wyoming	2
				District of Columbia	1
				Total stores	1,460
				Number of states	48

Of our 1,460 stores, 33% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 35% of our 2014 net sales. We have a concentration in these states based on their size, population, and customer base.

Associates

At January 31, 2015, we had approximately 36,100 active associates comprised of 12,300 full‑time and 23,800 part‑time associates. Approximately 66% of the associates employed throughout the year are employed on a part‑time basis. Temporary associates hired during the fall and winter holiday selling season increased the number of associates to a peak of approximately 40,700 in 2014. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors.

Purchasing

Our goal is to deliver great savings to our customers through value-based merchandise offerings. In 2014, we implemented a merchandising strategy to improve the consistency of the value-based merchandise available in our stores by reducing our level of reliance on sourcing closeout offerings in certain merchandise categories. As such, we increased the amount of our purchases of domestically-sourced merchandise. In particular, we expanded our planned purchases in our Food, Soft Home, and Furniture & Home Décor merchandise categories in 2014, which represent merchandise that our customers expect us to consistently offer in our stores at a significant value savings.

Although reduced in certain categories, the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors typically at prices below those paid by traditional discount retailers continues to be an important part of our business. We believe that we have built strong relationships with many brand-name vendors and our relationships and purchasing power enable us to source merchandise that provides exceptional value to our customers. We have the ability to source and purchase significant quantities of closeout merchandise and to control distribution throughout our nationwide store footprint, in accordance with vendor guidelines. We believe our sourcing model, along with our strong credit profile, provides a high level of service and convenience to our vendors. We intend to continue to deepen our relationships with our top 200 vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

During 2014, we purchased approximately 24% of our merchandise directly from overseas vendors, including approximately 20% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. We selected the locations of our distribution centers in order to minimize transportation costs and the distance from distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover rate.

In addition to the regional distribution centers that handle merchandise, we operate a warehouse, within our Ohio distribution center, that distributes fixtures to our stores, and supplies to our stores and our five regional distribution centers.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties” of this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing vehicles to promote our brand operations, including television, internet, social media, in-store point-of-purchase, and print media.

In all markets served by our stores, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2014, we distributed multi-page circulars constituting 30 weeks of advertising coverage, which was consistent with promotions in multi-page circulars in 2013. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. A newer element of our marketing efforts focuses on brand management in social and digital media outlets. We have devoted focused resources to communicate our message directly to our core customers through Facebook®,Twitter®, Pinterest®, and YouTube®. A more traditional element of our marketing program is our television campaign, which combines elements of strategic branding and promotion. These same elements are also used in most of our other marketing media. Our highly-targeted media placement strategy uses national cable as the foundation of our television advertising. In addition, we use in-store promotional materials, including in‑store signage, to emphasize special bargains and significant values offered to our customers.

Our customer database, which we refer to as the Buzz Club®, is an important marketing tool that allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In addition to the Buzz Club®, we operate the Buzz Club Rewards® program (“Rewards”), which allows us to send specialized promotions to targeted customer groups with the intention of reinforcing and expanding their desire to shop at our stores. Total advertising expense as a percentage of total net sales was 1.9% in each of 2014, 2013, and 2012.

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

The seasonality of our net sales and related merchandise inventory requirements influences our availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2014, our total indebtedness (outstanding borrowings and letters of credit) peaked in November 2014 at approximately $348 million under our $700 million unsecured credit facility entered into in July 2011 (“2011 Credit Agreement”), and amended in May 2013 and which expires in May 2018. At January 31, 2015, our total indebtedness under the 2011 Credit Agreement was $66.5 million, which included $62.1 million in borrowings and $4.4 million in outstanding letters of credit. We expect that borrowings will vary throughout 2015 depending on various factors, including our seasonal need to acquire merchandise inventory prior to the peak selling season, the timing and amount of sales to our customers, and the timing of share repurchase or dividend payment activity. For a discussion of our sources and uses of funds, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and the discussion under the caption “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our filings with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at http://www.sec.gov free of charge as soon as reasonably practicable after we have filed the above referenced reports.

In this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for our 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”).

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, and Nominating/Corporate Governance Committees; and our Public Policy and Environmental Affairs Committee; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers (including our principal executive officer, principal financial officer and principal accounting officer)) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our website are not incorporated into, or otherwise made a part of, this Form 10-K.

Item 1A. Risk Factors

The statements in this section describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2014 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

The following cautionary discussion of material risks, uncertainties, and assumptions relevant to our businesses describes factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from expected and historical results. Additional risks not presently known to us or that we presently believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, results of operations, and liquidity. Consequently, all of the forward-looking statements are qualified by these cautionary statements, and there can be no assurance that the results or developments we anticipate will be realized or that they will have the expected effects on our business or operations. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. There can be no assurances that we have correctly and completely identified, assessed, and accounted for all factors that do or may affect our business, financial condition, results of operations, and liquidity, as it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one, or a combination, of which could materially affect our business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

If we are unable to successfully execute our operating strategies, our operating performance could be significantly impacted.

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. In 2013, we hired a new Chief Executive Officer who has since replaced several members of our senior leadership team. This team has developed and begun execution of our new strategic plan. Our ability to continue the development of our strategic plan and to further execute the business activities associated with our strategic and operating plans, could impact our ability to meet our operating performance targets. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail industry, which includes both traditional brick and mortar stores and online marketplaces, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Some of our competitors have greater financial, broader distribution (e.g., more stores and a current online presence), marketing, and other resources than us. It is possible that increased competition, significant discounting, or improved performance by our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations.

If we are unable to compete effectively in today’s omni-channel retail marketplace, our business and results of operations may be materially adversely affected.

We are currently developing an omni-channel retail strategy, including our online retailing capabilities. With the continued expansion of mobile computing devices, competition from other retailers in the online retail marketplace is expected to increase. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the increasing competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our current strategic plan includes providing an omni-channel experience and online retailing capabilities, which we intend to use to increase the volume of our total net sales. Development of an online retail marketplace is a complex undertaking and there is no guarantee that the resources we apply to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially impact our business and financial performance.

We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. We obtain approximately one quarter of our merchandise directly from vendors outside of the U.S. These foreign vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

We rely on manufacturers located in foreign countries for significant amounts of merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2014, we purchased approximately 24% of our products directly from overseas vendors including 20% from vendors located in China, and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

We have very little control over the supply, design, function, availability, or cost of much of the closeout merchandise that we source for sale in our stores. Our ability to meet or exceed our operating performance targets depends upon the sufficient availability of closeout merchandise that we can acquire and offer at prices that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us would likely have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

Disruption to our distribution network, the capacity of our distribution centers, and the timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes / disruptions (e.g., the West Coast, including the port of Los Angeles, disruption during the latter part of 2014 and early months of 2015) or shortages in the transportation industry could negatively affect our distribution network, the timely receipt of merchandise and transportation costs. In addition, long-term disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through the development of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as unexpected demands on our distribution network.

If we are unable to secure customer, employee, vendor and company data, our systems could be compromised, our reputation could be damaged, and we could be subject to penalties or lawsuits.

In the normal course of business, we process and collect relevant data about our customers, employees and vendors.  The protection of our customer, employee, vendor and company data is critical to us.  We have implemented procedures, processes and technologies designed to safeguard our customers’ debit and credit card information and other private data, our employees’ and vendors’ private data, and the Company’s records and intellectual property.  We also utilize third party service providers in connection with certain technology related activities, including credit card processing, website hosting, data encryption and software support.  We require these providers to take appropriate measures to secure such data and information and to assess their ability to do so. Despite our procedures, technologies and other information security measures, we cannot be certain that our information technology systems or the information technology systems of our third-party service providers are or will be able to prevent, contain or detect all cyberattacks, cyberterrorism, or security breaches. As evidenced by other retailers who have recently suffered serious security breaches, we may be vulnerable to data security breaches and data loss, including cyberattacks. A breach of our security measures or our third-party service providers’ security measures, the misuse of our customer, employee, vendor and company data or information or our failure to comply with applicable privacy and information security laws and regulations could result in the exposure of sensitive data or information, attract a substantial amount of negative media attention, damage our customer or employee relationships and our reputation and brand, distract the attention of management from their other responsibilities, subject the company to government enforcement actions, private litigation, penalties and costly response measures, and result in lost sales and a reduction in the market value of our common shares.  While we have insurance, in the event we experience a data or information security breach, our insurance may not be sufficient to cover the impact to our business, or insurance proceeds may not be paid timely.

In addition, the regulatory environment surrounding data and information security and privacy is increasingly demanding, as new and revised requirements are frequently imposed across our business.  For example, during 2015, we will be required to comply with new chip card standards.  Compliance with more demanding privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

If we are unable to maintain or upgrade our computer systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology and computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology and computer systems to process transactions, summarize results, and manage our business. Our information technology and computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. In recent years, we have begun using hosted solutions for certain of our information technology and computers systems, which are more exposed to telecommunication failures. If our information technology or computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations as a result. Any material interruption experienced by our information technology or computer systems could negatively affect our business and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

Declines in general economic condition, disposable income levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of unseasonable weather, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Home Decor & Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. In particular, the economic conditions and weather patterns of four states (Ohio, Texas, California, and Florida) are important as approximately 33% of our current stores operate and 35% of our 2014 net sales occurred in these states.

Changes in federal or state legislation and regulations, including the effects of legislation and regulations on product safety and hazardous materials, could increase our cost of doing business and adversely affect our operating performance.

We are exposed to the risk that new federal or state legislation, including new product safety and hazardous material laws and regulations, may negatively impact our operations and adversely affect our operating performance. Additional changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise, as well as fines or penalties and reputational damage. If our merchandise, including food and consumable products, do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. Additionally, if we discard or dispose of our merchandise, particularly that which is non-salable, in a fashion that is inconsistent with jurisdictional standards, we could expose ourselves to certain fines and litigation costs related to hazardous material regulations. Our inability to comply on a timely basis with regulatory requirements, execute product recalls in a timely manner, or consistently implement waste management standards, could result in fines or penalties which could have a material adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act, state wage and hour, and shareholder class action lawsuits, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits and regulatory actions, including various collective or class action lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, sales tax and consumer protection laws, False Claims Act, and federal securities laws. We also are involved in shareholder derivative lawsuits and investigations concerning our compliance with environmental and hazardous waste regulations. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial attention and resources to defend ourselves. For a description of certain current legal proceedings, see note 10 to the accompanying consolidated financial statements.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, we may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

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

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of services of these individuals could have a material adverse impact on our business. Competition for key personnel in the retail industry is intense and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

If we are unable to retain existing and secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores and a significant number of these leases expire or are up for renewal each year, as noted below in “Item 2. Properties” in this Form 10-K. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. The primary component of our sales growth strategy revolves around increasing our comparable store sales, which will require renewing many leases each year. Additional components of our sales growth strategy are to relocate certain stores to a new location within an existing market and to open new store locations, either as an expansion in an existing market or as an entrance into a new market. If the commercial real estate market does not allow for us to negotiate favorable lease renewals and new store leases, our financial position, results of operations, and liquidity may be negatively affected.

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

We are required by accounting rules to periodically assess our property and equipment and deferred tax assets for impairment and recognize an impairment loss or valuation charge, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. If our financial performance significantly declines, it could negatively affect the results of our assessments of the recoverability of our property and equipment and our deferred tax assets and trigger the impairment of these assets. Impairment or valuation charges taken against property and equipment and deferred tax assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity (see the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A in this Form 10-K for additional information regarding our accounting policies for long-lived assets and income taxes).

Changes in accounting guidance could significantly affect our results of operations and the presentation of those results.

Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The Financial Accounting Standards Board (“FASB”) has issued and/or adopted new guidance that proposes numerous significant changes to current accounting standards. This new guidance could significantly change the presentation of financial information and our results of operations. Additionally, the new guidance may require us to make systems and other changes that could increase our operating costs. Specifically, implementing future accounting guidance related to leases could require us to make significant changes to our lease management system or other accounting systems.

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
Additionally, based on the announcement of our quarterly dividend program, our stock price may reflect the expectation that we will declare cash dividends at the current level or greater levels in the future. Future dividends are subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board. If we fail to meet any of the expectations related to future growth, profitability, or dividends, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

We also may be subject to a number of other factors which may, individually or in the aggregate, materially or adversely affect our business. These factors include, but are not limited to:

•	Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used to generate power by utilities, may affect our gross profit and operating profit margins.

•
Changes in governmental laws and regulations, including matters related to taxation. In particular, income tax reform in which the marginal tax rates are significantly reduced could adversely impact the value of our net deferred tax assets;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the United States, predominantly in strip shopping centers, and have an average store size of approximately 30,900 square feet, of which an average of 21,900 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” in this Form 10-K.

The average cost to open a new store in a leased facility during 2014 was approximately $1.1 million, including the cost of inventory. Except for 55 owned sites, all of our stores are leased. Additionally, we still own one site, which we closed in 2012, for which we have not yet completed the sale transaction. Since this owned site is no longer operating as an active store, it has been excluded from our store count at January 31, 2015. The 55 owned stores are located in the following states:

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

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. In addition, as stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 5 month-to-month leases and 55 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2015	262	64
2016	278	46
2017	222	38
2018	251	42
2019	220	39
Thereafter	173	18

Warehouse and Distribution

At January 31, 2015, we owned approximately 9.0 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically located across the United States in Ohio, California, Alabama, Oklahoma, and Pennsylvania. The regional distribution centers utilize warehouse management technology, which we believe enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.6 million cartons per week in 2014. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner.

The number of owned distribution centers and warehouse space and the corresponding square footage of the facilities by state at January 31, 2015, were as follows:

				Square Footage
State	Owned	Leased	Total	Owned	Leased	Total
				(Square footage in thousands)
Ohio	1	—	1	3,559	—	3,559
California	1	—	1	1,423	—	1,423
Alabama	1	—	1	1,411	—	1,411
Oklahoma	1	—	1	1,297	—	1,297
Pennsylvania	1	—	1	1,295	—	1,295
Total	5	—	5	8,985	—	8,985

Corporate Office

We own the facility in Columbus, Ohio that serves as our general office for corporate associates.

Item 3. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose actual or known contemplated legal proceedings to which a governmental authority and we are each a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Accordingly, please refer to the discussion in note 10 to the accompanying consolidated financial statements regarding the subpoena we received from the District Attorney for the County of Alameda, State of California and the matter regarding the California Air Resources Board.

Aside from these matters, no response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, also see note 10 to the accompanying consolidated financial statements

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at March 31, 2015 were as follows:

Name	Age	Offices Held	Officer Since
David J. Campisi	59	Chief Executive Officer and President	2013
Lisa M. Bachmann	53	Executive Vice President, Chief Operating Officer	2002
Richard R. Chene	52	Executive Vice President, Chief Merchandising Officer	2013
Timothy A. Johnson	47	Executive Vice President, Chief Financial Officer	2004
Michael A. Schlonsky	48	Senior Vice President, Human Resources and Corporate Secretary	2000
Andrew D. Stein	49	Senior Vice President, Chief Customer Officer	2013

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

Richard R. Chene is responsible for merchandising and global sourcing. Mr. Chene joined us in November 2013 as Executive Vice President, Chief Merchandising Officer. Prior to joining us, Mr. Chene was the President of The Kitchen Collection, a kitchenware retailer, and Vice President, General Merchandise Manager of Petco Animal Supplies, Inc., a pet store retailer. Additionally, Mr. Chene has served as a divisional merchandise manager at Sears Holdings Corporation, Giant Eagle, Inc., and May Department Stores, Co., which are general merchandise and grocery retailers.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate and asset protection. Mr. Johnson was promoted to Executive Vice President, Chief Financial Officer in March 2014. Mr. Johnson assumed responsibility for real estate in June of 2013 and asset protection in November 2013. Mr. Johnson was promoted to Senior Vice President, Chief Financial Officer in August 2012, and assumed responsibility for our treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011 after serving as Vice President of Strategic Planning and Investor Relations since January 2004. He joined us in August 2000 as Director of Strategic Planning. Prior to joining us, Mr. Johnson held various positions of increasing responsibility at L Brands, Inc., culminating in his last position as a divisional Director of Financial Reporting at L Brands, Inc., an apparel retailer.

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

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2014		2013
	High	Low	High	Low
First Quarter	$40.24	$25.50	$37.81	$32.07
Second Quarter	46.39	36.76	39.22	31.17
Third Quarter	48.52	41.23	37.98	31.56
Fourth Quarter	$51.75	$38.15	$39.02	$26.49

In June 2014, we announced that our Board of Directors commenced a cash dividend program. Since the commencement of the program, we have declared and paid three quarterly cash dividends of $0.17 per common share for a total paid amount of approximately $27.8 million. In the first quarter of 2015, our Board of Directors declared a dividend payable on April 3, 2015 to holders of record on March 20, 2015 and increased the amount of the dividend from $0.17 to $0.19 per share. Although it is the present intention of our Board of Directors to continue to pay a quarterly cash dividend in the future, the determination to pay future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

After making such investments and paying declared dividends, the Company has utilized its excess cash for share repurchase programs. Any future decisions on the uses of excess cash will be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

The following table sets forth information regarding our repurchase of our common shares during the fourth fiscal quarter of 2014:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2, 2014 - November 29, 2014	225	$45.22	225	$—
November 30, 2014 - December 27, 2014	—	—	—	—
December 28, 2014 - January 31, 2015	—	—	—	—
Total	225	$45.22	225	$—

On August 28, 2014, our Board of Directors authorized a program for the repurchase of up to $125.0 million of our common shares (“August 2014 Repurchase Program”). The August 2014 Repurchase Program was exhausted during the fourth quarter of 2014.

On March 4, 2015, our Board of Directors authorized a program for the repurchase of up to $200.0 million of our common shares (“2015 Repurchase Program”). The 2015 Repurchase Program has no scheduled termination date.

At the close of trading on the NYSE on March 27, 2015, there were approximately 798 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 31, 2015, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 29, 2011, January 28, 2012, February 2, 2013, February 1, 2014 and January 31, 2015. The graph and table assume that $100 was invested on January 30, 2010, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
Jan10
Jan11
Jan12
Jan13
Jan14
Jan15
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base
	Period
	January	January	January	January	January	January
Company / Index	2010	2011	2012	2013	2014	2015
Big Lots, Inc.	$100.00	$112.00	$140.80	$113.83	$94.30	$163.49
S&P 500 Index	100.00	121.26	127.71	150.19	180.93	206.66
S&P 500 Retailing Index	$100.00	$127.16	$144.23	$183.30	$229.77	$275.94

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2014 (a)(c)	2013 (a)(c)	2012 (b)(c)	2011 (a)(c)	2010 (a)
Net sales	$5,177,078	$5,124,755	$5,212,318	$5,097,144	$4,905,631
Cost of sales (exclusive of depreciation expense shown separately below)	3,133,124	3,117,386	3,157,632	3,058,442	2,904,600
Gross margin	2,043,954	2,007,369	2,054,686	2,038,702	2,001,031
Selling and administrative expenses	1,699,764	1,664,031	1,639,770	1,594,346	1,569,271
Depreciation expense	119,702	113,228	103,146	88,324	78,540
Operating profit	224,488	230,110	311,770	356,032	353,220
Interest expense	(2,588)	(3,293)	(4,184)	(2,738)	(2,573)
Other income (expense)	—	(12)	2	163	612
Income from continuing operations before income taxes	221,900	226,805	307,588	353,457	351,259
Income tax expense	85,239	85,515	117,071	133,880	131,132
Income from continuing operations	136,661	141,290	190,517	219,577	220,127
(Loss) income from discontinued operations, net of tax	(22,385)	(15,995)	(13,396)	(12,513)	2,397
Net income	$114,276	$125,295	$177,121	$207,064	$222,524
Earnings per common share - basic:
Continuing operations	$2.49	$2.46	$3.18	$3.21	$2.84
Discontinued operations	(0.41)	(0.28)	(0.22)	(0.18)	0.03
	$2.08	$2.18	$2.96	$3.03	$2.87
Earnings per common share - diluted:
Continuing operations	$2.46	$2.44	$3.15	$3.16	$2.80
Discontinued operations	(0.40)	(0.28)	(0.22)	(0.18)	0.03
	$2.06	$2.16	$2.93	$2.98	$2.83
Weighted-average common shares outstanding:
Basic	54,935	57,415	59,852	68,316	77,596
Diluted	55,552	57,958	60,476	69,419	78,581
Cash dividends declared per common share	$0.51	$—	$—	$—	$—
Balance sheet data:
Total assets	$1,635,891	$1,739,599	$1,753,626	$1,641,310	$1,619,599
Working capital	450,600	543,614	460,996	421,836	509,788
Cash and cash equivalents	52,261	68,629	60,581	68,547	177,539
Long-term obligations under bank credit facility	62,100	77,000	171,200	65,900	—
Shareholders’ equity	$789,550	$901,427	$758,142	$823,233	$946,793
Cash flow data:
Cash provided by operating activities	$318,562	$198,334	$281,133	$318,471	$315,257
Cash used in investing activities	$(90,749)	$(97,495)	$(130,357)	$(120,712)	$(114,552)
Store data:
Total gross square footage	45,134	45,708	45,505	43,932	42,037
Total selling square footage	32,006	32,732	32,623	31,512	30,210
Stores opened during the fiscal year	24	55	87	92	80
Stores closed during the fiscal year	(57)	(57)	(43)	(39)	(43)
Stores open at end of the fiscal year	1,460	1,493	1,495	1,451	1,398

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

(c)
On July 18, 2011, we completed our acquisition of Liquidation World Inc. (subsequently named Big Lots Canada, Inc.), whose results are included in the consolidated results since that date. In the first quarter of 2014, we ceased the operations of Big Lots Canada, Inc.; therefore, the results of operations for all fiscal years presented have been reclassified to reflect Big Lots Canada, Inc. as discontinued operations.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2014 and 2013 were each comprised of 52 weeks. Fiscal year 2012 was comprised of 53 weeks. Fiscal year 2015 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2014 that we believe are key indicators of our operating performance when compared to 2013.

•	Net sales increased $52.3 million, or 1.0%.

•	Comparable store sales for stores open at least fifteen months increased $87.3 million, or 1.8%.

•	Gross margin dollars increased $36.6 million with a 30 basis point increase in gross margin rate to 39.5% of sales.

•	Selling and administrative expenses increased $35.8 million. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 32.8% of net sales.

•	Operating profit rate decreased 20 basis points to 4.3%.

•	Diluted earnings per share from continuing operations increased from $2.44 per share to $2.46 per share.

•	Inventory decreased by 6.9% or $63.3 million to $851.7 million from 2013.

•
We acquired 6.1 million of our outstanding common shares for $250.0 million, under our March 2014 Repurchase Program and August 2014 Repurchase Program combined, at a weighted average price of $40.94 per share.

•	We declared and paid three quarterly cash dividends in the amount of $0.17 per common share, for a total paid amount of approximately $27.8 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.5	60.8	60.6
Gross margin	39.5	39.2	39.4
Selling and administrative expenses	32.8	32.5	31.5
Depreciation expense	2.3	2.2	2.0
Operating profit	4.3	4.5	6.0
Interest expense	(0.0)	(0.1)	(0.1)
Other income (expense)	0.0	(0.0)	0.0
Income from continuing operations before income taxes	4.3	4.4	5.9
Income tax expense	1.6	1.7	2.2
Income from continuing operations	2.6	2.8	3.7
Loss from discontinued operations, net of tax	(0.4)	(0.3)	(0.3)
Net income	2.2%	2.4%	3.4%

See the discussion below under the captions “2014 Compared To 2013” and “2013 Compared To 2012” for additional details regarding the specific components of our operating results.

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

The following table sets forth the seasonality of net sales and operating profit for 2014, 2013, and 2012 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2014
Net sales as a percentage of full year	24.7%	23.1%	21.4%	30.8%
Operating profit as a percentage of full year	21.0	12.4	(1.7)	68.3
Fiscal Year 2013
Net sales as a percentage of full year	24.7%	23.0%	21.6%	30.7%
Operating profit as a percentage of full year	26.7	15.9	(1.2)	58.6
Fiscal Year 2012
Net sales as a percentage of full year	24.1%	22.6%	20.8%	32.5%
Operating profit as a percentage of full year	24.1	13.7	(0.9)	63.1

Operating Strategy

In May of 2013, Mr. Campisi joined us as our Chief Executive Officer and President. Under Mr. Campisi’s leadership, we reevaluated the key components of our operating strategy, our leadership and organizational structure, and the businesses that we operated. After performing his review, Mr. Campisi and the senior management team introduced our new operating strategy, the Edit to Amplify strategy (“Edit to Amplify”), which applies to all aspects of our business, but has a particular focus on merchandising, marketing, and our customers’ shopping experience, all of which we believe are the key drivers of our net sales. Edit to Amplify is a strategy that focuses our entire attention on our core customer. We believe our Edit to Amplify strategy will help us to exceed the expectations of our core customer, to whom we refer as Jennifer, by adopting a customer-first mentality and delivering a product assortment that meets her everyday needs while delivering excitement and surprises aimed to drive discretionary purchases. The following sections of this MD&A provide additional discussion and analysis of our Edit to Amplify strategy. As we continue to implement the new focus of our business, during 2015, we anticipate:

•	Earnings per diluted share from continuing operations to be $2.75 to $2.90.

•	Comparable store sales increase in the low single digits, partially offset by a lower expected store count, which would result in approximately flat net sales.

•	Opening 15 new stores and closing 45 stores.

•
Cash flow (operating activities less investing activities) of approximately $175 million for future reinvestment, return to shareholders, and/or to lower our obligations under the 2011 Credit Agreement.

•	Cash returned to shareholders of approximately $240 million, through our quarterly dividend program and a $200 million share repurchase program.

The “2014 Compared To 2013” section below provides additional discussion and analysis of our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

Merchandising

Our goal of exceeding our core customer’s expectations will be driven by the delivery of a product assortment that is meaningful to our core customer, combined with the quality and ease of the shopping experience. Our Edit to Amplify strategy focuses on the two separate “Edit” and “Amplify” components to achieve our goal of exceeding our core customer’s expectations. The “Edit” component focuses on continuously evaluating our product mix and downsizing, or potentially eliminating, those departments within our merchandise categories and product offerings which we believe are not top of mind with our core customer and we do not maintain a competitive advantage. The “Amplify” component of our Edit to Amplify strategy seeks to expand the assortment of those departments within our merchandise categories and product offerings that we believe are important to our core customer’s shopping experience and with respect to which we believe we have a competitive advantage in pricing and/or sourcing. We believe our merchandise categories – Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories – align our business with how our core customer shops our stores.

Our merchandise categories place differing emphasis on essential items (needs) and discretionary items (wants).

•
Our Food and Consumables categories focus primarily on catering to our core customers’ daily essentials, or “need, use, buy most” items, by providing significant value and consistency of product offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders, other retailers going out of business, marketing or packaging changes, or a new product launch that has underperformed. We believe our vendor relationships along with the size and financial strength of our company afford us these opportunities. Supplementing our closeout strategy, we have expanded and improved the consistency of our offerings in these categories. During 2014, in direct response to our consumer research findings, we expanded the amount of square footage allocated to Food and Consumables in our stores, enabling us to offer more branded merchandise for sales on a daily basis. Additionally, we also decided to further expand our everyday offerings by installing coolers and freezers in a significant portion of our stores. We plan to complete this program around the end of the first quarter of 2015, resulting in approximately 1,300 stores being operational in the cooler and freezer program.

•
Our Soft Home and Hard Home categories will address our core customers’ cooking and living essentials, such as tabletop, bedding, and bath, as well as their home-related discretionary items, such as small appliances, home fashion, and accents. We believe that our competitive advantage in the Soft Home and Hard Home categories is based on the quality, brand, fashion, and value of our merchandise offerings, with a particular focus on value and savings. In these categories, our merchandise mix is comprised of replenishable products or assortments we develop with our vendor partners. The closeout penetration in these businesses is meaningfully lower than in our Food and Consumables categories. In 2014, we performed significant edit activities to areas that our core customer communicated were not important to her, such as home maintenance, tools, and paint. Additionally, in 2014, we began to amplify our assortment in Soft Home by introducing more fashion-based products that our core customer uses to decorate her home. In 2015, we will continue to introduce additional fashion-based products as we expand our space allocation and offerings, while downsizing other categories where we do not possess a competitive advantage.

•
Our Furniture & Home Décor category primarily focuses on our core customers’ home furnishing needs, such as upholstery, mattresses, ready-to-assemble, and case goods, as well as discretionary items, such as décor, frames, and framed art. In Furniture & Home Décor, we believe our competitive advantage is attributable to our sourcing relationships and everyday value offerings. The large majority of our offerings in this category consists of replenishable products either from recognized brand-name manufacturers or sold under our own brands. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for our store, which allows us to provide a high-quality product at a competitive price. During 2014, we rolled out a third party lease-to-purchase program, to which we refer as Easy Leasing, in approximately 1,300 of our stores. We believe this program increased our competitive advantage and increased sales by offering a different financing option to a portion of our customer base. In 2015, we expect to build customer awareness of this program through our marketing efforts and sales training initiatives to drive additional growth.

•
Our Seasonal and Electronics & Accessories categories focus around our core customers’ discretionary purchases, such as patio furniture and Christmas trim. For the Seasonal and Electronics & Accessories categories, there is not always an abundant supply of closeout inventory. As a result, we generally work with vendors to develop product for us based on our merchants’ market evaluations. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. During 2014, we edited our assortment of offerings in both our Seasonal and Electronics & Accessories categories in response to reduced customer demand for certain merchandise. Specifically, we reduced the offerings in our Toy department and our Electronics department, including our tablets, digital cameras, gaming, and DVD products. During 2015, we expect to continue to edit and narrow our offerings in the Seasonal category, primarily related to reducing the amount of selling square footage allocated to our toy offerings.

Our merchandising management team is aligned with our merchandise categories and is responsible for introducing and implementing broader programs associated with merchandise execution. Their primary goal is to increase our total company comparable store sales (“comp” or “comps”). We focus our performance review of members within merchandise management on comps by merchandise category, as we believe it is the key metric that will drive long-term company net sales performance. By focusing on growing merchandise categories, which includes managing contraction in certain departments, we believe our merchandise management team can address our customer's changing shopping behaviors and implement more tailored programs within each merchandise category, which we believe will lead to continued growth in our comps in 2015.

Marketing

The top priority of all of our marketing activities is to increase our comps. In the fourth quarter of 2013, we shifted our marketing efforts to focus on making a stronger connection with our core customer in the forms of media that have become integral in her daily life. During 2014, we deepened our use of social and digital media outlets, specifically on Facebook®, Twitter®, Pinterest®, and YouTube®, by conducting entire campaigns through these outlets in an effort to drive increased brand awareness with our core customer, while also attempting to speak to a new potential customer. These outlets provide us with the ability to deliver our brand message directly to Jennifer, while also providing her with the ability to provide direct feedback, which can aid us in better understanding her needs and, in turn, guide us in developing and delivering to her a high-quality customer experience.

Given our core customers’ proficiency with mobile devices and digital media, we have continued to further our use of electronic communications, particularly with our Buzz Club Rewards® members. During 2014, we expanded our use of category-specific promotional activities primarily delivered through targeted email campaigns that promote the best of our unique merchandise offerings. The goals of the promotions can vary from attempting to tailor a member’s future shopping experiences based on past purchasing behaviors by providing relevant information on complementary offerings to introducing a member to products that she has previously not purchased from us to enhance product awareness and encourage the member to change their shopping habits. As we learn additional information about our rewards members, we will continue to refine our methodologies to effectively incentivize their behaviors.

In addition to electronic, social and digital media, our marketing communication efforts involve a mix of television advertising, printed ad circulars, and in-store signage. The primary goals of our television advertising are to promote our brand and, from time to time, promote products or special discounts in our stores. Our printed advertising circulars and our in-store signage initiatives focus on promoting our value proposition on our unique merchandise offerings.

Shopping Experience

During 2013, we tested a variety of initiatives aimed at improving our core customers’ shopping experience with an overall goal of driving increased comps. In 2014, we began the roll-out of two programs, consistent with our customer-first mentality.

First, in 2013, we analyzed our customer financing program available in our Furniture & Home Décor category, and concluded that our old offering was not competitive as too few of our customers qualified for credit. We were not providing an adequate financing solution to assist our core customer in completing the larger purchases they desired. During the first and second quarters of 2014, we began and completed the implementation of a new lease-to-purchase solution for our customers, provided by a third party. Our new provider’s program has qualified a larger percentage of our core customers for access to financing, which assisted us in achieving near double-digit comps in Furniture & Home Décor during the second half of 2014. In 2015, we believe our new lease-to-purchase program will increase comps in the Furniture & Home Décor and Seasonal categories, as the program will be active for the entire fiscal year as compared to only a portion of the year in 2014.

Second, in 2013, we tested a cooler and freezer program in approximately 100 stores. The goal of the program was to increase the convenience of the shopping experience for our core customer in our Food category. We determined that our core customer could not complete a portion of the weekly grocery shopping in our stores, as we did not offer refrigerated and frozen food products needed to complete her basket. Our test results were positive; therefore, we implemented our cooler and freezer program to an additional 650 stores by the end of the third quarter of 2014. Also, our introduction of coolers and freezers, and the associated product assortment, assisted us in becoming authorized to accept customer benefits qualifying for certain governmental assistance programs, such as the supplemental nutrition assistance program (“SNAP”), which has provided our customer with another source of funds to spend at our stores. The results of the program expansion in 2014 were positive, which has led us to expand the program further to an additional 550 stores during January and into the first quarter of 2015. We believe this program will continue to drive comps in both our Food and Consumables categories.

During 2014, we began some additional initiatives to enhance our core customers’ shopping experience, including (1) upgrading our point-of-sales (“POS”) systems; and (2) developing an e-commerce platform. During the third quarter of 2014, we began the chain-wide roll-out of our new POS systems. We chose to invest in an upgrade to our POS systems to improve the speed of transactions, increase functionality, and reduce our maintenance burden as our prior hardware was nearing the end of its useful life. We will complete the roll-out of our new POS systems during 2015.

Additionally, during 2014, we began our project to develop an e-commerce platform to enter into the online marketplace. Our efforts during 2014 were focused around designing a platform that can be integrated with our retail infrastructure to enhance our core customer’s shopping experience. In 2015, we will be focusing on building and integrating our e-commerce platform into our business operations, and we expect to be positioned to offer products for sale online in late fiscal 2015, or early fiscal 2016.

Real Estate

We have determined our average store size of approximately 22,000 selling square feet is appropriate for us to provide our core customers with a positive shopping experience and properly present a representative assortment of products in the merchandise categories that our core customer finds meaningful. Accordingly, when we relocate or open new stores in the future, we intend to open stores of a similar size. Additionally, in 2014, we established more stringent merchandise presentation and store layout requirements for our new properties, which are intended to ensure a more consistent shopping experience across our stores. In 2012 and 2013, we performed store remodel programs in approximately 3% of our stores. Although we believe the remodeled stores create an improved shopping experience, incremental sales results for these markets in 2013 were inconsistent and we did not continue the roll-out of the program. In 2014, these stores again experienced inconsistent performance; therefore, we are not planning for a broader roll-out of this program.

In 2015, we will continue to focus on improving our comps and enhancing our core customer’s shopping experience. Currently, we anticipate a decrease in our total store count in 2015, as we have fewer planned store openings as compared to expected store closings. As discussed in “Item 2. Properties,” of this Form 10-K, we have 262 U.S. store leases that will expire in 2015. During 2015, we anticipate closing approximately 45 of those locations. The majority of these closings will result from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market and the Company. The balance of the closings will result from our decision to relocate the store to an improved location nearby. For our remaining store locations with fiscal 2015 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. After the first quarter of 2014, we incurred approximately $1.9 million in costs, which were primarily associated with professional services and negotiating termination of our leased facilities with our former landlords.

Additionally, we have elected to classify in discontinued operations the U.S. income tax benefit related to the excess tax basis in the common shares of Big Lots Canada, Inc. that we should recover as a worthless stock deduction in 2014, as this deduction was generated from our Canadian operations which we have also classified as discontinued operations. During 2014, the amount of this income tax benefit that we recognized was $13.8 million.

During 2013, we completed the wind down of our wholesale business, which was located in the U.S. As we ceased wholesale operations in 2013, we reported the results of our wholesale business as discontinued operations for all periods presented. See note 13 to the accompanying consolidated financial statements for a more detailed discussion of all of our discontinued operations.

2014 COMPARED TO 2013

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2014 compared to 2013 were as follows:

(In thousands)	2014		2013		Change		Comps
Furniture & Home Décor	$1,160,640	22.4%	$1,072,410	20.9%	$88,230	8.2%	8.3%
Consumables	953,028	18.4	918,124	17.9	34,904	3.8	5.0
Seasonal	888,146	17.2	907,787	17.7	(19,641)	(2.2)	(2.7)
Food	821,915	15.9	747,840	14.6	74,075	9.9	11.0
Hard Home	499,034	9.6	565,126	11.0	(66,092)	(11.7)	(8.8)
Soft Home	460,256	8.9	427,137	8.4	33,119	7.8	8.6
Electronics & Accessories	394,059	7.6	486,331	9.5	(92,272)	(19.0)	(17.8)
Net sales	$5,177,078	100.0%	$5,124,755	100.0%	$52,323	1.0%	1.8%

We periodically assess, and make minor adjustments to, our product hierarchy, which can impact the roll-up of our merchandise categories. Our financial reporting process utilizes the most current product hierarchy in reporting net sales by merchandise category for all periods presented. Therefore, there may be minor reclassifications of net sales by merchandise category compared to previously reported amounts.

Net sales increased $52.3 million or 1.0% to $5,177.1 million in 2014, compared to $5,124.8 million in 2013. The increase in net sales was principally due to a 1.8% increase in comps, which increased net sales by $87.3 million, partially offset by the net decrease of 33 stores since the end of 2013, which decreased net sales by $35.0 million.  The Food category experienced positive comps in all departments due to an improved consistency of assortment and more branded products, particularly in our new coolers and freezers. During 2014, we began the roll-out of our coolers and freezers program, which had been installed in approximately 750, or 50%, of our stores as of the end of third quarter of 2014. Our Soft Home category experienced net sales and comp increases in many departments, with the primary driver being improved quality, brand, fashion, and value. The Furniture & Home Décor category experienced a positive and improving comp during 2014, primarily as a result of the completion of the roll-out of our lease-to-purchase program during the second quarter of 2014. Consumables experienced a comp increase, which was driven by growth in all departments, particularly our pet department in the first quarter of 2014, which benefited from a product and space expansion at the end of the first quarter of 2013 and has been an area where we have expanded our assortment. The negative comps in our Seasonal category were primarily driven by our decision to narrow our assortments in toys and Halloween in response to a multi-year trend of lower customer demand. Hard Home experienced negative comps as a result of our decision in late 2013 to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. The negative comps in Electronics & Accessories were also a result of our “edit” activities in our Edit to Amplify strategy, as we continue to narrow the merchandise assortment in our electronics department, particularly in our tablet, digital camera, gaming and DVD products, based on our customer’s response to our product offerings, and overall trends for this category in the retail marketplace.

For 2015, we expect net sales to be approximately flat compared to 2014, which is based on an anticipated increase in comps in the low single digits partially offset by a lower expected store count. We expect above average comps from our Furniture & Home Décor, Food, Consumables, and Soft Home categories, driven by growth from our lease-to-own program, continued investment in coolers and freezers, and the slight expansion in the space allocated to Soft Home. We anticipate below average comps in our Seasonal category, due to the continued downsizing of our Toys department based on our expectations of customer demand, and our Hard Home and Electronics & Accessories categories.

Gross Margin
Gross margin dollars increased $36.6 million or 1.8% to $2,044.0 million in 2014, compared to $2,007.4 million in 2013.  The increase in gross margin dollars was principally due to both an increase in net sales, which increased gross margin dollars by approximately $20.5 million, and a higher gross margin rate, which increased gross margin dollars by approximately $16.1 million.  Gross margin as a percentage of net sales increased 30 basis points to 39.5% in 2014 compared to 39.2% in 2013. The gross margin rate increase was principally due to a lower overall markdown rate in 2014 as compared to 2013, which included significant markdowns from the initial implementation of our Edit to Amplify merchandise strategy.

For 2015, we expect our gross margin rate to be slightly higher than 2014, as we anticipate a slightly lower markdown rate on our merchandise and slightly lower shrink, partially offset by merchandise mix pressure with a higher percentage of sales in our Food category from our continued roll-out of our coolers and freezers program.

Selling and Administrative Expenses
Selling and administrative expenses were $1,699.8 million in 2014, compared to $1,664.0 million in 2013.  The increase of $35.8 million, or 2.2%, was primarily due to increases in accrued bonus expense of $26.2 million, self-insurance costs of $8.6 million, store occupancy expenses of $5.2 million, corporate office payroll expenses of $2.6 million, and store utilities expense of $2.3 million, and the absence of a gain on the sale of real estate of $3.6 million. These increases were partially offset by a decrease in store related payroll of $6.1 million, the absence of a non-recurring litigation settlement of $4.4 million, and a decrease in share-based compensation expense of $2.7 million. The increase in accrued bonus expense was directly related to better financial performance in 2014 relative to our annual operating plan as compared to our performance during 2013. The increase in self-insurance costs was due to an unfavorable development for our self-insurance programs, particularly our general liability coverage, during the fourth quarter of 2014. The increase in store occupancy expense was primarily the result of an increase in store rents from the exercise of lease options and property maintenance costs. The increase in corporate office payroll costs was driven by our investment in our merchandising team and expansion of our marketing team as we develop our omnichannel strategy. The increase in utilities expense was primarily attributable to the unseasonably cold weather in many regions of the U.S. during the first quarter of 2014, and the roll-out of our coolers and freezers program, which has gradually increased our energy consumption. The gain on sale of real estate resulted from our sale of an owned store location in the third quarter of 2013, which did not recur in 2014. The decrease in store related payroll resulted from a net decrease of 33 stores compared to 2013. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was recognized in the first quarter of 2013 and finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs, and the change in the types of equity instruments awarded in 2014 compared to 2013 (specifically the replacement of stock options with performance share units which have a different expense recognition pattern).

As a percentage of net sales, selling and administrative expenses increased by 30 basis points to 32.8% in 2014 compared to 32.5% in 2013. The primary driver of the 30 basis point increase was the increase of accrued bonus expense which accounted for a 50 basis point increase partially offset by a 20 basis point leverage in selling and administrative expenses caused by the increase in net sales. Our future selling and administrative expense as a percentage of net sales rate is dependent upon many factors including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2015, we are forecasting an expense rate slightly lower than the rate achieved in 2014. Store expenses, distribution and transportation expenses, and advertising costs are expected to leverage as dollar growth in these areas is forecasted to be at a slower rate than our anticipated comparable store sales growth. These leveraged expenses are expected to be partially offset by certain operational investments in e-commerce activities.

Depreciation Expense
Depreciation expense increased $6.5 million to $119.7 million in 2014 compared to $113.2 million in 2013. The increase was directly related to capital expenditures in both 2013 and 2014 associated with the implementation of our coolers and freezers program, store projects, and maintenance of existing stores and distribution centers. Depreciation expense as a percentage of net sales increased by 10 basis points compared to 2013.

For 2015, we expect capital expenditures of approximately $130 million to $135 million, which includes continued roll-out of our coolers and freezers and point-of-sale system replacement programs, development of our e-commerce technologies, maintenance capital for our stores, distribution centers, and corporate offices, and the construction and opening of 15 new stores. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2015 depreciation expense to be approximately $120 million to $125 million, which would represent an increase from the $119.7 million of depreciation expense in 2014.

Operating Profit
Operating profit was $224.5 million in 2014 as compared to $230.1 million in 2013. The decrease in operating profit was primarily driven by the items discussed in the "Net Sales", "Gross Margin", "Selling and Administrative Expenses", and "Depreciation Expense" sections above. In summary, the increase in our net sales and gross margin was slightly more than offset by increases in selling and administrative expenses and depreciation expense.

Interest Expense
Interest expense decreased $0.7 million to $2.6 million in 2014 compared to $3.3 million in 2013.  The decrease in interest expense was primarily driven by decreased borrowings in 2014. We had total average borrowings (including capital leases) of $105.5 million in 2014 compared to total average borrowings of $158.7 million in 2013. The decrease in total average borrowings was primarily the result of utilizing the excess of our cash inflows from operations, which exceeded cash outflows from investing activities, to repay portions of our indebtedness.

Income Taxes
The effective income tax rate in 2014 and 2013 for income from continuing operations was 38.4% and 37.7%, respectively. The increase in our effective rate was principally driven by the recognition of fewer employment-related tax credits in 2014 due to the late 2014 one-year, retroactive renewal of federal hiring credits and the decline in generation of California employment-related credits due to the termination of the program, coupled with fewer discrete settlement benefits compared to 2013.

2013 COMPARED TO 2012

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, net sales change in dollars and percentage, and comps from 2013 compared to 2012 were as follows:

(In thousands)	2013		2012		Change		Comps
Furniture & Home Decor	$1,072,410	20.9%	$1,060,993	20.4%	$11,417	1.1%	(0.5)%
Consumables	918,124	17.9	905,444	17.4	12,680	1.4	1.0
Seasonal	907,787	17.7	923,434	17.7	(15,647)	(1.7)	(3.3)
Food	747,840	14.6	742,267	14.2	5,573	0.8	0.0
Hard Home	565,126	11.0	591,523	11.3	(26,397)	(4.5)	(5.2)
Electronics & Accessories	486,331	9.5	556,658	10.7	(70,327)	(12.6)	(13.1)
Soft Home	427,137	8.4	431,999	8.3	(4,862)	(1.1)	(2.1)
Net sales	$5,124,755	100.0%	$5,212,318	100.0%	$(87,563)	(1.7)%	(2.7)%

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

Selling and Administrative Expenses
Selling and administrative expenses were $1,664.0 million in 2013, compared to $1,639.8 million in 2012.  The increase of $24.2 million or 1.5% was primarily due to increases in store occupancy expenses of $18.5 million, distribution and transportation expenses of $6.9 million, corporate office payroll of $4.8 million, and a non-recurring litigation settlement of $4.4 million, partially offset by decreases in professional fees of $5.3 million and share-based compensation expense of $4.7 million, and a gain on the sale of real estate of $3.6 million.  The increase in store occupancy expenses was primarily the result of an increase in the average number of stores operating per month in 2013 as compared to 2012. The increase in distribution and transportation expenses was primarily due to an increased number of merchandise cartons flowing from our distribution centers to our stores. The increase in general office payroll expenses was primarily driven by separation activities that occurred during the second, third, and fourth quarters of 2013 combined with annual merit increases. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs. The decrease in professional fees was primarily driven by decreased consulting fees related to various ongoing information systems projects and decreased legal expenses related to pending litigation and other matters. The gain on sale of real estate resulted from our sale of an owned store location in the third quarter of 2013.

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

Operating Profit
Operating profit was $230.1 million in 2013 as compared to $311.8 million in 2012. The decrease in operating profit was primarily driven by the items discussed in the "Net Sales", "Gross Margin", "Selling and Administrative Expenses", and "Depreciation Expense" sections above and the impact of the occurrence of a 53rd week in 2012 that did not recur in 2013. In addition, our operating profit in 2012 increased by approximately $5.0 million from the occurrence of the 53rd week.

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

Income Taxes
The effective income tax rate in 2013 and 2012 for income from continuing operations was 37.7% and 38.1%, respectively. The lower rate in 2013 as compared to 2012 is primarily due to the recognition of higher employment-related tax credits in 2013, which benefited the tax rate, partially offset by fewer discrete settlement benefits.

Capital Resources and Liquidity

On July 22, 2011, we entered into the 2011 Credit Agreement, and it was amended on May 30, 2013 to lower our interest rates, pricing, and fees and extend the term from July 22, 2016 to May 30, 2018.  In connection with our entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the amendment of the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $0.9 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At January 31, 2015, we were in compliance with the covenants of the 2011 Credit Agreement.

We use the 2011 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2011 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2011 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2014, our total indebtedness (outstanding borrowings and letters of credit) under the 2011 Credit Agreement, peaked at approximately $348 million in November.  At January 31, 2015, we had $62.1 million in outstanding borrowings under the 2011 Credit Agreement and $633.5 million borrowings available under the 2011 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $4.4 million.  Working capital was $450.6 million at January 31, 2015.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.

Whenever our liquidity position requires us to borrow funds under the 2011 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: (1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and (2) cash outflows such as check clearings, wire transfers and other electronic transactions for the acquisition of merchandise and for payment of payroll and other operating expenses, income and other taxes, employee benefits, and other miscellaneous disbursements.

In March 2014, our Board of Directors authorized us to repurchase up to $125.0 million of our outstanding common shares. During 2014, we exhausted this program by purchasing approximately 3.3 million common shares at an average price of $38.12 per share. In August 2014, our Board of Directors authorized us to repurchase up to an additional $125.0 million of our common shares. During 2014, we exhausted this program by purchasing approximately 2.8 million common shares at an average price of $44.21 per share.

In March 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our outstanding common shares. The repurchase program was eligible to begin on March 11, 2015 and will continue until exhausted. We expect the purchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase program will be available to meet obligations under equity compensation plans and for general corporate purposes.

In June 2014, we announced that our Board of Directors commenced a cash dividend program. Since the commencement of the program, we have declared and paid three quarterly cash dividends of $0.17 per common share for a total paid amount of approximately $27.8 million.

In March 2015, our Board increased the Company’s quarterly dividend payment rate by approximately 12% by declaring a quarterly cash dividend of $0.19 per common share payable on April 3, 2015 to shareholders of record as of the close of business on March 20, 2015.

The following table compares the primary components of our cash flows from 2014 to 2013:

(in thousands)	2014	2013	Change
Net cash provided by operating activities	$318,562	$198,334	$120,228
Net cash used in investing activities	(90,749)	(97,495)	6,746
Net cash used in financing activities	$(249,320)	$(91,196)	$(158,124)

Cash provided by operating activities increased by $120.3 million to $318.6 million in 2014 compared to $198.3 million in 2013.  The increase in cash provided by operating activities was primarily driven by an increase in cash provided by the sale of inventory in the ordinary course of business of $61.9 million coupled with a decrease in cash used to pay for accounts payable of $20.6 million in 2014 as compared to 2013. During 2014, we improved our inventory turnover by reducing our existing in-store inventory through our Edit to Amplify merchandise strategy and purchasing merchandise in volumes more consistent with our expected sales opportunities, which also benefited our accounts payable position. Additionally, in 2014, we received a benefit to our deferred income taxes of $54.7 million. The benefit was the result of the deduction taken for the worthless stock value of our Canadian operation which was shut down during the first quarter of 2014, which reduced our fiscal 2014 taxable income and in turn our cash used to pay taxes. Partially offsetting these higher cash inflows was a decrease in net income of $11.0 million, which was primarily driven by the increase in losses from discontinued operations associated with the wind down of our Canadian operations.

Cash used in investing activities decreased by $6.8 million to $90.7 million in 2014 compared to $97.5 million in 2013.  The decrease was primarily due to lower capital expenditures in 2014 as compared to 2013, which were $93.5 million and $104.8 million, respectively. The decrease in capital expenditures was principally driven by a reduction in new store openings in 2014 as compared to 2013, which decreased to 24 new stores in 2014 from 55 new stores in 2013. Additionally, we received greater proceeds on the sale of property and equipment in 2013, as we sold an owned store location, as compared to 2014, when we had no similar real estate transaction.

Cash used in financing activities increased by $158.1 million to $249.3 million in 2014 compared to $91.2 million in 2013.  The increase in the cash used in financing activities was principally due to the existence of our share repurchase programs during 2014. Our use of cash for share repurchase activities increased by $250.5 million to $250.7 million in 2014 as compared to $0.2 million in 2013. Additionally, we paid three quarterly cash dividends of $0.17 per common share in the second, third, and fourth quarters of 2014 in an aggregate amount of $27.8 million. Partially offsetting the increase in cash used in financing activities was a decrease in net repayments to our borrowings under our credit facility of $79.3 million to $14.9 million in 2014 compared to $94.2 million in 2013. Lastly, there was a substantial increase in the proceeds from the exercise of stock options of $37.7 million, as more stock options were exercised in 2014 as compared to 2013.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at January 31, 2015:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$62,156	$56	$—	$62,100	$—
Operating lease obligations (3) (4)	1,218,867	319,757	484,105	276,573	138,432
Capital lease obligations (4)	22,339	4,010	7,522	5,762	5,045
Purchase obligations (4) (5)	702,289	612,433	78,387	7,829	3,640
Other long-term liabilities (6)	45,614	5,415	5,472	9,442	25,285
Total contractual obligations	$2,051,265	$941,671	$575,486	$361,706	$172,402

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2011 Credit Agreement, and the associated accrued interest of $0.1 million. In addition, we had outstanding letters of credit totaling $59.5 million at January 31, 2015. Approximately $58.0 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For a further discussion, see note 3 to the accompanying consolidated financial statements. The remaining $1.5 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligations.

(3)
Operating lease obligations include, among other items, leases for retail stores, warehouse space, offices, and certain computer and other business equipment. The future minimum commitments for retail store and office operating leases are $944.7 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $270.1 million at January 31, 2015. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $4.1 million relates primarily to operating leases for computer and other business equipment, including data center related costs.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $470.4 million, the entirety of which represents obligations due within one year of January 31, 2015. In addition, we have a purchase commitment for future inventory purchases totaling $32.2 million at January 31, 2015. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $199.7 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $17.2 million for obligations related to our nonqualified deferred compensation plan, $24.4 million for expected contributions to the Pension Plan and our nonqualified, unfunded supplemental defined benefit pension plan (“Supplemental Pension Plan”), $2.6 million for unrecognized tax benefits, and $0.2 million for closed store lease termination costs related to stores closed in 2014 or earlier. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we only make the minimum required contributions (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $2.3 million for payments expected in 2015 and $0.3 million of timing-related income tax uncertainties anticipated to reverse in 2015. Unrecognized tax benefits in the amount of $18.3 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. Our closed store lease termination cost payments are based on contractual terms.

Off-Balance Sheet Arrangements

Not applicable.

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

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2015, the majority of these counts will occur between January and July. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on historical results at the individual store level. Thus, the shrink accrual rates will be adjusted throughout the January to July inventory cycle based on actual results. At January 31, 2015, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $3.3 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment. We perform impairment reviews of our long-lived assets at the store level on an annual basis, or when other impairment indicators are present. Generally, all other property and equipment is reviewed for impairment at the enterprise level. When we perform our annual impairment reviews, we first determine which stores had impairment indicators present. We use actual historical cash flows to determine which stores had negative cash flows within the past two years. For each store with negative cash flows or other impairment indicators, we obtain undiscounted future cash flow estimates based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable through the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. The fair value of store assets is estimated based on expected cash flows, including salvage value, which is based on information available in the marketplace for similar assets.

We identified three stores, seven stores, and one store in the U.S., in 2014, 2013, and 2012, respectively, with impairment indicators as a result of our annual store impairment tests. For these stores, we recognized impairment charges of $0.2 million, $1.3 million, and $0.6 million in 2014, 2013, and 2012, respectively. We do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2014, 2013, or 2012.

If our future operating results decline significantly, we may be exposed to impairment losses that could be material (for additional discussion of this risk, see “Item 1A. Risk Factors - A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.”).

In addition to our annual store impairment reviews, we evaluate our other long-lived assets at each reporting period to determine whether impairment indicators are present. In second quarter of 2014, we reviewed our operational needs surrounding travel and determined that our travel demands no longer merited the need to own two corporate aircraft. As a result of that decision, we placed our older aircraft in the market as available-for-sale and recorded an impairment charge of $1.4 million in the second quarter of 2014. The older aircraft was subsequently sold during the third quarter of 2014. After operating with one aircraft for six months, we determined it would be more cost efficient to sell our remaining aircraft and utilize a charter structure for corporate travel, as needed. As a result of that decision, we placed our newer aircraft in the market as available-for-sale in the fourth quarter of 2014 and recorded an impairment charge of $1.9 million, based on market conditions at the time the decision was executed. The newer aircraft was subsequently sold during the first quarter of 2015.

Share-Based Compensation
We grant non-vested restricted stock units and performance share units to our employees under shareholder approved incentive plans. Additionally, we have granted stock options and non-vested restricted stock awards in prior years. Share-based compensation expense was $10.5 million, $13.2 million, and $17.9 million in 2014, 2013, and 2012, respectively. Future share-based compensation expense for non-vested restricted stock units are dependent upon the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for performance share units is dependent upon the future number of awards, the estimated vesting period, the grant date of the award which may vary from the issuance date, financial results relative to the targets established for each three-year performance period, and potentially other estimates, judgments and assumptions used in arriving at the fair value of performance share units. Future share-based compensation expense related to non-vested restricted stock units and performance share units may vary materially from the currently amortizing awards.

Compensation expense for non-vested restricted stock units is recorded over the contractual vesting period based on our expectation of achieving the performance criteria. We monitor the achievement of the performance criteria at each reporting period.

We have issued two types of performance share units (“PSUs”) - those issued to our Chief Executive Officer (“CEO”) in 2013 and those issued to employees in 2014 - which have different structures. For the PSUs issued to our CEO in 2013, compensation expense was recorded over an estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date was determined at the time of the award issuance based on performing a Monte Carlo simulation. We monitor the achievement of the share price performance targets for the PSUs issued to our CEO in 2013 at each reporting period and make adjustments to the estimated vesting period, as appropriate. The PSUs issued in 2014 were structured to reflect specific shareholder feedback and are based on a three-year financial performance period payable to associates at the end of the third year assuming certain financial performance metrics are achieved. Those financial metrics include earnings per share (“EPS”) and return on invested capital (“ROIC”). Financial performance targets (for both EPS and ROIC) are established by the Compensation Committee of our Board of Directors at the beginning of each fiscal year based on the Company’s approved operating plan. From an accounting perspective, a grant date will be deemed to be established when all financial targets are determined, which is estimated to occur in March 2016 for the PSUs issued in 2014. Compensation expense for the PSUs issued in 2014 will be recorded (1) based on fair value of the award on the grant date and the estimated achievement of financial performance objectives, and (2) on a straight-line basis from the grant date, which may vary from the issuance date, through the vesting date. Accordingly, based on this accounting treatment, there was no expense recognized in fiscal 2014, related to the PSUs issued in 2014. At January 31, 2015, there were 433,350 PSUs issued and outstanding. We will monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis.

We estimated the fair value of our stock options, granted in prior years, using a binomial model. The binomial model takes into account estimates, assumptions, and judgments about our stock price volatility, our dividend yield rate, the risk-free rate of return, the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option.

Compensation expense for non-vested restricted stock awards is recorded over the estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date was determined at the time of the grant of the award based on historical and forecasted performance of similar measures. We monitor the achievement of the performance targets at each reporting period and make adjustments to the estimated vesting period when our models indicate that the estimated achievement date differs from the date being used to amortize expense. Any change in the estimated vesting date results in a prospective change to the related expense by charging the remaining unamortized expense over the remaining expected vesting period at the date the estimate was changed.

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

We evaluate our ability to recover our deferred tax assets within the jurisdiction from which they arise. We consider all available positive and negative evidence including recent financial results, projected future pretax accounting income from continuing operations and tax planning strategies (when necessary). This evaluation requires us to make assumptions that require significant judgment about the forecasts of future pretax accounting income. The assumptions that we use in this evaluation are consistent with the assumptions and estimates used to develop our consolidated operating financial plans. If we determine that a portion of our deferred tax assets, which principally represent expected future deductions or benefits, are not likely to be realized, we recognize a valuation allowance for our estimate of these benefits which we believe are not likely recoverable. Additionally, changes in tax laws, apportionment of income for state and local tax purposes, and rates could also affect recorded deferred tax assets.

We evaluate the uncertainty of income tax positions taken or to be taken on income tax returns. When a tax position meets the more-likely-than-not threshold, we recognize economic benefits associated with the position on our consolidated financial statements. The more-likely-than-not recognition threshold is a positive assertion that an enterprise believes it is entitled to economic benefits associated with a tax position. When a tax position does not meet the more-likely-than-not threshold, or in the case of those positions that do meet the threshold but are measured at less than the full benefit taken on the return, we recognize tax liabilities (or de-recognize tax assets, as the case may be). A number of years may elapse before a particular matter, for which we have de-recognized a tax benefit, is audited and fully resolved or clarified. We adjust unrecognized tax benefits and the income tax provision in the period in which an uncertain tax position is effectively or ultimately settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or as a result of the evaluation of new information that becomes available.

Pension
Actuarial valuations are used to calculate the estimated expenses and obligations for our Pension Plan and Supplemental Pension Plan. Inherent in the actuarial valuations are several assumptions including discount rate, expected return on plan assets, and mortality tables. The weighted average discount rate used to determine the net periodic pension cost for 2014 was 5.0%. A 1.0% decrease in the discount rate would increase net periodic pension cost by $0.3 million. The long-term rate of return on assets used to determine net periodic pension cost in 2014 was 6.0%. A 1.0% decrease in the expected long-term rate of return on plan assets would increase the net periodic pension cost by $0.5 million. To determine our projected benefit obligation at January 31, 2015, we adopted the new mortality tables published by the Society of Actuaries in October 2014. These new mortality tables projected that our participants would receive benefits for a longer duration. Additionally, we performed the annual update to our discount rate estimate based on the current market, which resulted in a 1.7% decrease at January 31, 2015 as compared to February 1, 2014. Our projected benefit obligation increased significantly, by $13.3 million, from February 1, 2014, primarily as a result of factoring in the reduced discount rate and the revised mortality table.

During 2014, we reclassified $0.9 million, net of tax, from other comprehensive income to expense in our consolidated statement of operations. We also recognized a benefit of $1.1 million, net of tax, to other comprehensive income in 2014, which was principally driven by the recognition of $1.9 million (pretax) in settlement charges as participants elected more lump sum payments than originally estimated. At January 31, 2015, the accumulated other comprehensive income amount associated with the plans, which was principally unrealized actuarial loss, was an $14.7 million loss, net of tax. During 2015, and in future periods, we expect to reclassify approximately $2.0 million from other comprehensive income to expense, assuming we achieve our estimated rate of return on pension plan investments in future periods. Additionally, in the event that we have future settlements, as occurred in 2014, 2013 and 2012, we would expect that the pretax expense related to future settlements would be in the range of $0.3 million to $1.9 million in charges based on historical experience.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 31, 2015 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $7 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4.0% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $2.1 million.

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

Commitments
For a discussion on certain of our commitments, refer to note 3, note 5, note 10, note 12, and note 13 to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2011 Credit Agreement that we make from time to time. We had borrowings of $62.1 million under the 2011 Credit Agreement at January 31, 2015. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2015 of the Company and our report dated March 31, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 31, 2015

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2014	2013	2012
Net sales	$5,177,078	$5,124,755	$5,212,318
Cost of sales (exclusive of depreciation expense shown separately below)	3,133,124	3,117,386	3,157,632
Gross margin	2,043,954	2,007,369	2,054,686
Selling and administrative expenses	1,699,764	1,664,031	1,639,770
Depreciation expense	119,702	113,228	103,146
Operating profit	224,488	230,110	311,770
Interest expense	(2,588)	(3,293)	(4,184)
Other income (expense)	—	(12)	2
Income from continuing operations before income taxes	221,900	226,805	307,588
Income tax expense	85,239	85,515	117,071
Income from continuing operations	136,661	141,290	190,517
Loss from discontinued operations, net of tax benefit (expense) of $13,852, $24,046, and $(45) in fiscal years 2014, 2013 and 2012, respectively	(22,385)	(15,995)	(13,396)
Net income	$114,276	$125,295	$177,121

Earnings per common share - basic
Continuing operations	$2.49	$2.46	$3.18
Discontinued operations	(0.41)	(0.28)	(0.22)
	$2.08	$2.18	$2.96

Earnings per common share - diluted
Continuing operations	$2.46	$2.44	$3.15
Discontinued operations	(0.40)	(0.28)	(0.22)
	$2.06	$2.16	$2.93

Cash dividends declared per common share	$0.51	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2014	2013	2012
Net income	$114,276	$125,295	$177,121
Other comprehensive income (loss):
Foreign currency translation	5,022	(3,589)	(383)
Amortization of pension, net of tax benefit of $(579), $(665), and $(921), respectively	884	1,005	1,403
Valuation adjustment of pension, net of tax expense (benefit) of $4,613, $(1,589), and $(766), respectively	(7,051)	2,403	1,169
Total other comprehensive (loss) income	(1,145)	(181)	2,189
Comprehensive income	$113,131	$125,114	$179,310

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$52,261	$68,629
Inventories	851,669	914,965
Deferred income taxes	39,154	59,781
Other current assets	95,345	77,686
Total current assets	1,038,429	1,121,061
Property and equipment - net	550,555	569,682
Deferred income taxes	7,139	5,106
Other assets	39,768	43,750
Total assets	$1,635,891	$1,739,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$358,932	$365,772
Property, payroll, and other taxes	76,924	73,334
Accrued operating expenses	62,955	57,167
Insurance reserves	38,824	37,607
Accrued salaries and wages	47,878	29,175
Income taxes payable	2,316	14,392
Total current liabilities	587,829	577,447
Long-term obligations	62,100	77,000
Deferred rent	65,930	76,364
Insurance reserves	55,606	55,755
Unrecognized tax benefits	17,888	17,975
Other liabilities	56,988	33,631
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 52,912 shares and 57,548 shares, respectively	1,175	1,175
Treasury shares - 64,583 shares and 59,947 shares, respectively, at cost	(1,878,523)	(1,670,041)
Additional paid-in capital	574,454	562,447
Retained earnings	2,107,100	2,021,357
Accumulated other comprehensive loss	(14,656)	(13,511)
Total shareholders' equity	789,550	901,427
Total liabilities and shareholders' equity	$1,635,891	$1,739,599

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - January 28, 2012	63,609	$1,175	53,886	$(1,423,524)	$542,160	$1,718,941	$(15,519)	$823,233
Comprehensive income	—	—	—	—	—	177,121	2,189	179,310
Purchases of common shares	(8,232)	—	8,232	(304,038)	—	—	—	(304,038)
Exercise of stock options	1,406	—	(1,406)	37,266	(3,978)	—	—	33,288
Restricted shares vested	478	—	(478)	12,649	(12,649)	—	—	—
Tax benefit from share-based awards	—	—	—	—	8,117	—	—	8,117
Share activity related to deferred compensation plan	8	—	(8)	37	316	—	—	353
Share-based employee compensation expense	—	—	—	—	17,879	—	—	17,879
Balance - February 2, 2013	57,269	1,175	60,226	(1,677,610)	551,845	1,896,062	(13,330)	758,142
Comprehensive income	—	—	—	—	—	125,295	(181)	125,114
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	214	—	(214)	5,949	(1,065)	—	—	4,884
Restricted shares vested	65	—	(65)	1,805	(1,805)	—	—	—
Tax benefit from share-based awards	—	—	—	—	123	—	—	123
Share activity related to deferred compensation plan	6	—	(6)	29	166	—	—	195
Share-based employee compensation expense	—	—	—	—	13,183	—	—	13,183
Balance - February 1, 2014	57,548	1,175	59,947	(1,670,041)	562,447	2,021,357	(13,511)	901,427
Comprehensive income	—	—	—	—	—	114,276	(1,145)	113,131
Dividends declared ($0.51 per share)	—	—	—	—	—	(28,533)	—	(28,533)
Purchases of common shares	(6,122)	—	6,122	(250,671)	—	—	—	(250,671)
Exercise of stock options	1,389	—	(1,389)	39,440	3,166	—	—	42,606
Restricted shares vested	70	—	(70)	1,995	(1,995)	—	—	—
Performance shares vested	25	—	(25)	716	(716)	—	—	—
Tax benefit from share-based awards	—	—	—	—	994	—	—	994
Share activity related to deferred compensation plan	2	—	(2)	38	24	—	—	62
Share-based employee compensation expense	—	—	—	—	10,534	—	—	10,534
Balance - January 31, 2015	52,912	$1,175	64,583	$(1,878,523)	$574,454	$2,107,100	$(14,656)	$789,550

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2014	2013	2012
Operating activities:
Net income	$114,276	$125,295	$177,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105,849	102,196	95,602
Deferred income taxes	22,628	(32,138)	12,482
Non-cash share-based compensation expense	10,534	13,183	17,879
Excess tax benefit from share-based awards	(3,776)	(123)	(8,144)
Non-cash impairment charge	3,532	21,091	984
Loss (gain) on disposition of property and equipment	2,759	(3,036)	432
Pension expense, net of contributions	4,190	3,378	3,810
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	63,336	1,385	(92,721)
Accounts payable	(6,864)	(27,468)	43,460
Current income taxes	(21,549)	(28,538)	9,844
Other current assets	3,181	420	(4,078)
Other current liabilities	20,718	4,350	397
Other assets	3,206	10,300	(17,894)
Other liabilities	(3,458)	8,039	41,959
Net cash provided by operating activities	318,562	198,334	281,133
Investing activities:
Capital expenditures	(93,460)	(104,786)	(131,273)
Cash proceeds from sale of property and equipment	2,783	7,260	912
Other	(72)	31	4
Net cash used in investing activities	(90,749)	(97,495)	(130,357)
Financing activities:
Net (repayments of) proceeds from borrowings under bank credit facility	(14,900)	(94,200)	105,300
Payment of capital lease obligations	(2,365)	(1,089)	(1,321)
Dividends paid	(27,828)	—	—
Proceeds from the exercise of stock options	42,606	4,884	33,288
Excess tax benefit from share-based awards	3,776	123	8,144
Payment for treasury shares acquired	(250,671)	(214)	(304,038)
Deferred bank credit facility fees paid	—	(895)	—
Other	62	195	353
Net cash used in financing activities	(249,320)	(91,196)	(158,274)
Impact of foreign currency on cash	5,139	(1,595)	(468)
(Decrease) increase in cash and cash equivalents	(16,368)	8,048	(7,966)
Cash and cash equivalents:
Beginning of year	68,629	60,581	68,547
End of year	$52,261	$68,629	$60,581

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a unique, non-traditional, discount retailer in the United States of America (“U.S.”).  At January 31, 2015, we operated 1,460 stores in 48 states. Our goal is to exceed our core customer’s expectation by providing a product assortment of value-priced merchandise that is meaningful to our core customer, combined with the quality and ease of the shopping experience. Our value-priced merchandise is sourced through both traditional and close-out channels.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2014 (“2014”) is comprised of the 52 weeks that began on February 2, 2014 and ended on January 31, 2015.  Fiscal year 2013 (“2013”) was comprised of the 52 weeks that began on February 3, 2013 and ended on February 1, 2014.  Fiscal year 2012 (“2012”) was comprised of the 53 weeks that began on January 29, 2012 and ended on February 2, 2013.

Segment Reporting
We manage our business based on one segment, discount retailing. All of our stores are located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than five days, and at January 31, 2015 and February 1, 2014, totaled $26.6 million and $24.5 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of January 31, 2015 and February 1, 2014.

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Cost includes any applicable inbound shipping and handling costs associated with the receipt of merchandise into our distribution centers (see the discussion below under the caption “Selling and Administrative Expenses” for additional information regarding outbound shipping and handling costs to our stores). Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into classes of merchandise having similar characteristics at its current retail selling value. Current retail selling values are converted to a cost basis by applying an average cost factor to each specific merchandise class’ retail selling value. Cost factors represent the average cost-to-retail ratio computed using beginning inventory and all fiscal year-to-date purchase activity specific to each merchandise class.

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

As the impact of the accounting change in the beginning of the 2012 on inventory was immaterial, we recognized the cumulative effect of the change in accounting principle as an expense in 2012 by recording a reduction in inventory and a corresponding increase to cost of sales of approximately $5.6 million in the first quarter of 2012. This non-cash charge reduced the 2012 income from continuing operations and net income by approximately $3.4 million and reduced 2012 basic and diluted earnings per share from continuing operations by $0.06.

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

Property and Equipment - Net
Depreciation and amortization expense of property and equipment are recorded on a straight‑line basis using estimated service lives. The estimated service lives of our depreciable property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 years
Store fixtures and equipment	5 - 7 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	5 years
Computer software costs	5 - 8 years
Company vehicles	3 years

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because many initial lease terms range from five to seven years and the majority of our lease options have a term of five years, we estimate the useful life of leasehold improvements at five years. This amortization period is consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term.

Assets acquired under noncancellable leases, which meet the criteria of a capital lease, are capitalized in property and equipment - net and amortized over the estimated service life of the asset or the applicable lease term.

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

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net. In order to determine if impairment indicators are present for store property and equipment, we review historical operating results at the store level on an annual basis, or when other impairment indicators are present. Generally, all other property and equipment is reviewed for impairment at the enterprise level. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. Our assumptions related to estimates of undiscounted future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using expected cash flows, including salvage value, which is based on readily available market information for similar assets.

Closed Store Accounting
We recognize an obligation for the fair value of lease termination costs when we cease using the leased property in our operations. In measuring fair value of these lease termination obligations, we consider the remaining minimum lease payments, estimated sublease rentals that could be reasonably obtained, and other potentially mitigating factors. We discount the estimated obligation using the applicable credit adjusted interest rate, which results in accretion expense in periods subsequent to the period of initial measurement. We monitor the estimated obligation for lease termination liabilities in subsequent periods and revise our estimated liabilities, if necessary. Severance and benefits associated with terminating employees from employment are recognized ratably from the communication date through the estimated future service period, unless the estimated future service period is less than 60 days, in which case we recognize the impact at the communication date. Generally all other store closing costs are recognized when incurred.

When material, we classify the results of operations of closed stores to discontinued operations when both the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and we no longer have any significant continuing involvement in the operations associated with the stores after closure. We generally meet the second criteria on all closed stores, as upon closure, operations cease and we have no continuing involvement. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity of a closing store to any remaining open stores and the estimated sales migration from the closed store to any stores remaining open. The estimated sales migration is based on historical estimates of our sales migration upon opening or closing a store in a similar market. For purposes of reporting closed stores as discontinued operations, we report net sales, gross margin, and related operating costs that are directly related to and specifically identifiable with respect to the stores’ operations identified as discontinued operations. Certain corporate-level charges, such as general office cost, field operations, national advertising, fixed distribution costs, and interest cost are not allocated to closed stores’ discontinued operations because we believe that these costs are not specific to the stores’ operations.

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted law and tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees. We purchase stop-loss coverage to limit significant exposure in these areas. Accrued insurance-related liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4% discount rate, while other liabilities for insurance-related reserves are not discounted.

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

Costs Associated with Exit or Disposal Activities
Our accruals for costs associated with exit or disposal activities primarily consist of contract termination costs, principally related to operating leases, and severance benefits. The costs arose from our decision to wind down the operations of certain businesses. When determining the valuation of the liabilities for our contract termination cost estimates, we utilize the advice and input of outside experts who specialize in real estate activities. The accruals for contract termination costs and severance benefits factor in many variables including, but not limited to, buy-out scenarios and costs of capital. Additionally, these liabilities have been recorded at their net present value, which represents their fair value. Given the number of assumptions and the unobservable nature of certain of the inputs, these accruals for costs associated with exit or disposal activities are considered to be Level 3.

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

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2014, 2013, and 2012, we recognized in net sales on our consolidated statements of operations breakage of $0.2 million, $0.2 million, and $0.5 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $161.1 million, $158.9 million, and $153.4 million for 2014, 2013, and 2012, respectively.

Rent Expense
Rent expense is recognized over the term of the lease and is included in selling and administrative expenses. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction or set-up period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. We also receive tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.

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

Certain of our leases provide for contingent rents that are not measurable at the lease inception date. Contingent rent includes rent based on a percentage of sales that are in excess of a predetermined level. Contingent rent is excluded from minimum rent but is included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet marketing and advertising, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $97.5 million, $97.9 million, and $100.8 million for 2014, 2013, and 2012, respectively.

Store Pre-opening Costs
Pre-opening costs incurred during the construction periods for new store openings are expensed as incurred and included in our selling and administrative expenses.

Share-Based Compensation
Share-based compensation expense is recognized in selling and administrative expense in our consolidated statements of operations for all awards that we expect to vest. We estimate forfeitures based on historical information.

Stock Options
We value and expense stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for options with graded vesting is recorded on a straight-line basis over the vesting period. Historically, we estimated the fair value of stock options using a binomial model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility was based on historical implied volatilities from traded options on our common shares. The dividend yield on our common shares was assumed to be zero, since we had not paid dividends at the time of our most recent stock option grants in 2013, nor did we have intentions of doing so at that time. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The expected life was determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Non-vested Restricted Stock Awards
Compensation expense for our performance-based non-vested restricted stock awards is recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date is determined at the time of the award grant based on historical and forecasted performance of similar measures. We monitor the projected achievement of the performance targets at each reporting period and make prospective adjustments to the estimated vesting period when our internal models indicate that the estimated achievement date differs from the date being used to amortize expense.

Non-vested Restricted Stock Units
We expense our non-vested restricted stock units with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for the non-vested restricted stock units is recorded on a straight-line basis over the vesting period.

CEO Performance Share Units
For the performance share units granted to our CEO during 2013, compensation expense is recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date for each tranche of the award was determined at the time of the award grant based on a Monte Carlo simulation. We monitor the estimated achievement of the performance targets at each reporting period and if the achievement of the targets occurs prior to the estimated achievement based on the Monte Carlo simulation, we will accelerate the expensing of the award.

Performance Share Units
Compensation expense for performance share units will be recorded based on fair value of the award on the grant date and the estimated achievement of financial performance objectives. From an accounting perspective, the grant date is established once all financial performance targets have been set. We monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis. The expense for the performance share units is recorded on a straight-line basis from the grant date through the vesting date.

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options, restricted stock awards, and restricted stock units, calculated using the treasury stock method.

Guarantees
We have lease guarantees which were issued prior to January 1, 2003. We record a liability for these lease guarantees in the period when it becomes probable that the obligor will fail to perform its obligation and if the amount of our guarantee obligation is estimable.

Foreign Currency Translation
We had one foreign subsidiary domiciled in Canada, which was closed and dissolved in 2014. The functional currency of our former international subsidiary was the local currency of the country in which the subsidiary was located. Foreign currency denominated assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. In 2012 and 2013, the effect of exchange rate fluctuations on translation of assets and liabilities was included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in discontinued operations because our Canadian subsidiary has ceased operations. There were losses from foreign currency transactions of $5.1 million, $1.2 million, and an immaterial amount for 2014, 2013, and 2012, respectively. Included in the foreign currency loss in 2014 is a $5.1 million loss related to the realization of the cumulative translation adjustment on our investment in our Canadian operations.

Other Comprehensive Income
Our other comprehensive income includes the impact of the amortization of our pension actuarial loss, net of tax, the revaluation of our pension actuarial loss, net of tax, and the impact of foreign currency translation.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,921	$2,687	$3,369
Cash paid for income taxes, excluding impact of refunds	$69,919	$122,672	$95,596
Gross proceeds from borrowings under the bank credit facility	$1,550,900	$1,330,100	$1,448,800
Gross payments of borrowings under the bank credit facility	$1,565,800	$1,424,300	$1,343,500
Non-cash activity:
Assets acquired under capital leases	$20,982	$—	$392
Accrued property and equipment	$10,974	$5,296	$6,824

Reclassifications

Canadian Operations
During the first quarter of 2014, we executed the remainder of our wind down plan and ceased the operations of Big Lots Canada, Inc., our former Canadian segment. Therefore, we determined that the results of Big Lots Canada, Inc. should be reported as discontinued operations. As such, we have reclassified our results for all periods presented. Please see the Canadian Operations section of note 12 and note 13 to the consolidated financial statements for further discussion of the wind down of our Canadian operations and the costs we incurred in connection with the wind down during 2013 and 2014.

Merchandise Categories
We periodically assess, and make minor adjustments to, our product hierarchy, which can impact the roll-up of our merchandise categories. Our financial reporting process utilizes the most current product hierarchy in reporting net sales by merchandise category for all periods presented. Therefore, there may be minor reclassifications of net sales by merchandise category compared to previously reported amounts.

Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements as well as the expected adoption method.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	January 31, 2015	February 1, 2014
Land and land improvements	$51,044	$50,830
Buildings and leasehold improvements	838,663	835,117
Fixtures and equipment	716,315	692,152
Computer software costs	129,994	128,787
Transportation equipment	7,408	26,763
Construction-in-progress	17,632	6,791
Property and equipment - cost	1,761,056	1,740,440
Less accumulated depreciation and amortization	1,210,501	1,170,758
Property and equipment - net	$550,555	$569,682

Property and equipment - cost includes $24.3 million and $4.2 million at January 31, 2015 and February 1, 2014, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $4.4 million and $3.2 million at January 31, 2015 and February 1, 2014, respectively, related to capital leases.

During 2014, 2013, and 2012 respectively, we invested $93.5 million, $104.8 million, and $131.3 million of cash in capital expenditures and we recorded $119.7 million, $113.2 million, and $103.1 million of depreciation expense.

We incurred $3.5 million, $7.8 million, and $1.0 million in asset impairment charges in 2014, 2013, and 2012, respectively. The charges in 2014 were primarily related to our corporate aircraft. During 2014, we made the decision to no longer own and operate corporate aircraft and entered into sales agreements for both our corporate aircraft. We sold our older corporate aircraft during the third quarter of 2014. At January 31, 2015, we still had possession of our newer corporate aircraft, but subsequent to January 31, 2015, we completed the sale of that asset. When determining the fair value of the newer corporate aircraft, we utilized other inputs that could be corroborated by observable market data; therefore the newer corporate aircraft was considered to be Level 2. Additionally, we wrote down the value of long-lived assets at three stores identified as part of our annual store impairment review. The total charges in 2013 principally related to the write-down of long-lived assets related to our former Canadian operations. With no expected future cash flows from our former Canadian operations beyond the first quarter of 2014, we impaired our property and equipment to its estimated salvage value at February 1, 2014, which resulted in an impairment charge of $6.5 million, which has been included in results from discontinued operations. The remaining charges in 2013 related to our continuing operations, which principally consisted of the write-down of long-lived assets at seven stores identified as part of our annual store impairment review. The charges in 2012 principally related to the write-down of long-lived assets at five stores identified as part of our annual store impairment review, four of the stores were related to our discontinued Canadian operations.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At January 31, 2015, we had $62.1 million of borrowings outstanding under the 2011 Credit Agreement and $4.4 million was committed to outstanding letters of credit, leaving $633.5 million available under the 2011 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $16.9 million and $21.2 million at January 31, 2015 and February 1, 2014, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 5 – LEASES

Leased property consisted primarily of 1,405 of our retail stores and certain transportation, information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

(In thousands)	2014	2013	2012
Minimum leases	$314,276	$309,935	$290,347
Contingent leases	312	308	416
Total rent expense	$314,588	$310,243	$290,763

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at January 31, 2015, were as follows:

Fiscal Year	(In thousands)
2015	$248,122
2016	208,356
2017	165,037
2018	128,974
2019	85,542
Thereafter	108,629
Total leases	$944,660

We have obligations for capital leases primarily for store asset protection equipment and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at January 31, 2015, were as follows:

Fiscal Year	(In thousands)
2015	$4,010
2016	3,938
2017	3,584
2018	2,881
2019	2,881
Thereafter	5,045
Total lease payments	$22,339
Less amount to discount to present value	(2,869)
Capital lease obligation per balance sheet	$19,470

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2014, 2013, and 2012 were as follows:

(In millions)	2014	2013	2012
Antidilutive stock options excluded from dilutive share calculation	1.1	2.8	1.9

Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all years presented.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2014	2013	2012
Weighted-average common shares outstanding:
Basic	54,935	57,415	59,852
Dilutive effect of share-based awards	617	543	624
Diluted	55,552	57,958	60,476

Share Repurchase Programs
On March 5, 2014, our Board of Directors authorized a share repurchase program providing for the repurchase of $125 million of our common shares (“March 2014 Repurchase Program”). The March 2014 Repurchase Program was exhausted during the second quarter of 2014.

On August 28, 2014, our Board of Directors authorized a new share repurchase program providing for the repurchase of $125 million of our common shares (“August 2014 Repurchase Program”). The August 2014 Repurchase Program was exhausted during the fourth quarter of 2014.

During the fourth quarter of 2014, we acquired approximately 0.2 million of our outstanding common shares for $10.2 million. During 2014, we acquired approximately 6.1 million of our outstanding common shares for $250 million, which is comprised of 3.3 million common shares for $125 million under the March 2014 Repurchase Program and 2.8 million common shares for $125 million under the August 2014 Repurchase Program.

Common shares acquired through the repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
In the second quarter of 2014, our Board of Directors commenced a cash dividend program on our common shares. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2014:		(in thousands)	(in thousands)
Fourth quarter	$0.17	$9,230	$9,005
Third quarter	0.17	9,718	9,457
Second quarter	0.17	9,585	9,366
Total	$0.51	$28,533	$27,828

The amount of dividends declared may vary from the amount of dividends paid in a period based on certain instruments with restrictions on payment, including restricted stock awards, restricted stock units, and performance share units. Future dividends are subject to the discretion of the Board of Directors and will depend on our financial conditions, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) in May 2012. The 2012 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, performance share units, stock appreciation rights, cash-based awards, and other share-based awards. We have issued nonqualified stock options, restricted stock, restricted stock units, and performance share units under the 2012 LTIP. The number of common shares available for issuance under the 2012 LTIP consists of an initial allocation of 7,750,000 common shares plus any common shares subject to the 4,702,362 outstanding awards as of March 15, 2012 under the Big Lots 2005 Long-Term Incentive Plan (“2005 LTIP”) that, on or after March 15, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2012 LTIP, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

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

We previously maintained the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The Director Stock Option Plan was terminated on May 30, 2008. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each non-employee director of an option to acquire 10,000 of our common shares became fully exercisable over a three‑year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: (1) 10 years plus one month; (2) one year following death or disability; or (3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 LTIP in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2014, 2013, and 2012, but did, as discussed below, receive restricted stock awards under the 2012 and 2005 LTIPs.

Share-based compensation expense was $10.5 million, $13.2 million and $17.9 million in 2014, 2013, and 2012, respectively. We historically used a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares was assumed to be zero since we had not paid dividends, nor did we have any plans to do so at the time of those grants. The risk-free rate is based on U.S. Treasury security yields at the time of the grant. The expected life is determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The weighted-average fair value of stock options granted and assumptions used in the stock option pricing model for each of the respective periods were as follows:

	2013	2012
Weighted-average fair value of stock options granted	$12.08	$14.15
Risk-free interest rates	0.8%	0.6%
Expected life (years)	4.2	4.2
Expected volatility	41.9%	41.1%
Expected annual forfeiture rate	3.0%	3.0%

During 2014, we granted no stock options.

The following table summarizes information about our stock options outstanding and exercisable at January 31, 2015:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price

$10.01	$20.00	75,838	1.0	$16.73	75,838	$16.73
20.01	30.00	16,250	2.1	25.98	15,625	25.91
30.01	40.00	940,375	4.7	35.77	314,184	35.79
$40.01	$50.00	670,750	3.7	42.79	370,625	42.57
		1,703,213	4.1	$37.59	776,272	$36.97

A summary of the annual stock option activity for fiscal years 2012, 2013, and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2012	3,676,423	$28.36
Granted	982,000	43.23
Exercised	(1,406,262)	23.67
Forfeited	(223,075)	40.18
Outstanding stock options at February 2, 2013	3,029,086	$34.49
Granted	1,159,500	35.80
Exercised	(213,520)	22.87
Forfeited	(597,763)	38.97
Outstanding stock options at February 1, 2014	3,377,303	$34.88
Granted	—	—
Exercised	(1,389,040)	30.67
Forfeited	(285,050)	39.19
Outstanding stock options at January 31, 2015	1,703,213	$37.59	4.1	$14,165
Vested or expected to vest at January 31, 2015	1,616,703	$37.55	4.1	$13,514
Exercisable at January 31, 2015	776,272	$36.97	3.3	$6,943

The number of stock options expected to vest was based on our annual forfeiture rate assumption.

A summary of the nonvested awards other than stock options activity for fiscal years 2012, 2013, and 2014 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 28, 2012	741,289	$39.40
Granted	589,784	42.90
Vested	(477,664)	38.52
Forfeited	(69,800)	43.04
Outstanding non-vested restricted stock at February 2, 2013	783,609	$42.25
Granted	458,576	35.53
Vested	(64,784)	37.79
Forfeited	(513,300)	41.86
Outstanding non-vested restricted stock at February 1, 2014	664,101	$38.34
Granted	317,641	37.81
Vested	(70,155)	34.54
Forfeited	(166,782)	39.87
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13

The non-vested restricted stock units granted in 2014 generally vest on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted to employees in 2011, 2012 and 2013 (other than the awards granted to Mr. Fishman, our former CEO in 2011 and 2012) vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

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

In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The performance share units have a contractual term of seven years. In the second quarter of 2014, Mr. Campisi’s first tranche of 12,600 performance share units vested. In the third quarter of 2014, Mr. Campisi’s second tranche of 12,600 performance share units vested. If the performance goals applicable to the performance share units are not achieved prior to expiration, the awards will be forfeited. A total of 12,600 performance share units remain unvested and outstanding at January 31, 2015.

The restricted stock award granted to Mr. Fishman in 2011 vested in 2012 based on achievement of the corporate financial goals for 2011. The nonvested restricted stock award granted to Mr. Fishman in 2012 was forfeited in the first quarter of 2013, because we failed to achieve a corporate financial goal set for 2012.

In 2014, we issued 433,350 performance share units, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process used to establish the financial performance objectives, we will only meet the requirements of establishing a grant date for the performance share units when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, we have recognized no expense for these issued performance share units in 2014, and we do not expect to recognize expense in 2015. Based on the accounting treatment for performance share units, the expensing of the PSUs issued during 2014 could begin on or around March 2016, or the date that the targets are established for the third year for the three-year performance period. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the performance share units will vest on the first trading day after we file our Annual Report on Form 10-K for the last year in the performance period.

In 2014, 2013, and 2012, we granted to each non-employee member of our Board of Directors a restricted stock award. In 2014, each had a fair value on the grant date of approximately $110,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders or (2) the death or disability of the grantee. However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

During 2014, 2013, and 2012, the following activity occurred under our share-based compensation plans:

(In thousands)	2014	2013	2012
Total intrinsic value of stock options exercised	$18,614	$2,646	$29,350
Total fair value of restricted stock vested	$2,825	$2,237	$21,907
Total fair value of performance shares vested	$1,143	$—	$—

The total unearned compensation cost related to all share-based awards outstanding, excluding performance share units, at January 31, 2015 was approximately $20.4 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from January 31, 2015.

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

The components of net periodic pension expense were comprised of the following:

(In thousands)	2014	2013	2012
Service cost - benefits earned in the period	$1,951	$2,086	$2,171
Interest cost on projected benefit obligation	3,218	3,041	3,292
Expected investment return on plan assets	(3,219)	(2,893)	(3,089)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of transition obligation	—	12	13
Amortization of actuarial loss	1,497	1,692	2,345
Settlement loss	1,868	83	298
Net periodic pension cost	$5,281	$3,987	$4,996

In 2014, 2013, and 2012, we incurred pretax non-cash settlement charges of $1.9 million, $0.1 million and $0.3 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year.

The weighted-average assumptions used to determine net periodic pension expense were:

	2014	2013	2012
Discount rate	5.0%	4.6%	5.0%
Rate of increase in compensation levels	3.0%	3.5%	3.5%
Expected long-term rate of return	6.0%	5.1%	5.5%

The weighted-average assumptions used to determine benefit obligations were:

	2014	2013
Discount rate	3.3%	5.0%
Rate of increase in compensation levels	2.8%	3.0%

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at January 31, 2015 and February 1, 2014:

(In thousands)	January 31, 2015	February 1, 2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$64,878	$70,210
Service cost	1,951	2,086
Interest cost	3,218	3,041
Plan amendments	217	—
Benefits and settlements paid	(7,857)	(5,035)
Actuarial loss (gain)	15,780	(5,424)
Projected benefit obligation at end of year	$78,187	$64,878

Change in plan assets:
Fair market value at beginning of year	$56,329	$59,376
Actual return on plan assets	5,685	1,379
Employer contributions	1,135	609
Benefits and settlements paid	(7,857)	(5,035)
Fair market value at end of year	$55,292	$56,329

Under funded and net amount recognized	$(22,895)	$(8,549)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(372)	$(340)
Noncurrent liabilities	(22,523)	(8,209)
Net amount recognized	$(22,895)	$(8,549)

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

(In thousands)	2014	2013
Unrecognized past service credit	$(195)	$56
Unrecognized actuarial loss	(24,074)	(14,124)
Accumulated other comprehensive loss, pretax	$(24,269)	$(14,068)

We expect to reclassify $2.0 million of the actuarial loss along with an immaterial amount of past service credit into net periodic pension expense during 2015.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at January 31, 2015 and February 1, 2014:

	Pension Plan		Supplemental Pension Plan
(In thousands)	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Projected benefit obligation	$72,659	$59,724	$5,528	$5,154
Accumulated benefit obligation	65,627	54,635	4,667	4,643
Fair market value of plan assets	$55,292	$56,329	$—	$—

We elected not to make a discretionary contribution to the Pension Plan in 2014 or 2013. Our funding policy of the Pension Plan is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than the minimum required by applicable regulations. Currently, we expect no required contributions to the Pension Plan during 2015, however, discretionary contributions could be made depending upon further analysis.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year	(In thousands)
2015	$6,030
2016	5,650
2017	5,689
2018	5,337
2019	5,476
2020 - 2024	$27,007

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

The investment managers have the discretion to invest within sub-classes of assets within the parameters of their investment guidelines. Fixed income managers can adjust duration exposure as deemed appropriate given current or expected market conditions.  Additionally, the investment managers have the authority to invest in financial futures contracts and financial options contracts for the purposes of implementing hedging strategies.  There were no futures contracts owned directly by the Pension Plan at January 31, 2015 and February 1, 2014. The primary benchmark for assessing the effectiveness of the Pension Plan investments is that of the plan’s liabilities themselves. Asset class returns are also judged relative to common benchmark indices such as the Russell 3000 and Barclay's Capital Long Credit Bond. Investment results and plan funded status are monitored daily, with a detailed performance review completed on a quarterly basis.

The fair value of our Pension Plan assets at January 31, 2015 and February 1, 2014 by asset category was comprised of the following:

	January 31, 2015				February 1, 2014
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$1,096	$1,096	$—	$—	$1,418	$1,418	$—	$—

Common / Collective Trusts
Long Credit	25,317	—	25,317	—	44,239	—	44,239	—
Intermediate Credit	17,972	—	17,972	—	8	—	8	—
Global Real Estate	2,894	—	2,894	—	2,623	—	2,623	—
High Yield	2,674	—	2,674	—	2,629	—	2,629	—
U.S. Equity Index	2,183	—	2,183	—	2,165	—	2,165	—
International Equities	2,034	—	2,034	—	2,172	—	2,172	—
U.S. Small Cap	1,122	—	1,122	—	1,075	—	1,075	—

Total	$55,292	$1,096	$54,196	$—	$56,329	$1,418	$54,911	$—

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2014, 2013, and 2012, we expensed $5.9 million, $5.7 million, and $5.6 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $17.2 million and $21.4 million at January 31, 2015 and February 1, 2014, respectively.

NOTE 9 – INCOME TAXES

The provision for income taxes from continuing operations was comprised of the following:

(In thousands)	2014	2013	2012
Current:
U.S. Federal	$74,235	$81,270	$91,373
U.S. State and local	12,840	14,506	13,380
Total current tax expense	87,075	95,776	104,753
Deferred:
U.S. Federal	(2,022)	(8,275)	10,269
U.S. State and local	186	(1,986)	2,049
Total deferred tax expense	(1,836)	(10,261)	12,318
Income tax provision	$85,239	$85,515	$117,071

Net deferred tax assets fluctuated by items that are not reflected in deferred tax expense in the above table, primarily related to matters associated with discontinued operations. Net deferred tax assets decreased by $24.3 million in 2014, increased by $22.0 million in 2013, and decreased by $0.3 million in 2012 as a result of deferred income tax expense associated with our discontinued operations. Additionally, net deferred tax assets also increased by $4.0 million in 2014, $2.3 million in 2013, and $1.7 million in 2012, principally from pension-related charges recorded in accumulated other comprehensive loss.

Reconciliation between the statutory federal income tax rate and the effective income tax rate for continuing operations was as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.8	3.6	3.3
Work opportunity tax and other employment tax credits	(0.7)	(1.0)	(0.3)
Valuation allowance	—	—	—
Other, net	0.3	0.1	0.1
Effective income tax rate	38.4%	37.7%	38.1%

Income tax payments and refunds were as follows:

(In thousands)	2014	2013	2012
Income taxes paid	$69,919	$122,672	$95,596
Income taxes refunded	(135)	(551)	(2,764)
Net income taxes paid	$69,784	$122,121	$92,832

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	January 31, 2015	February 1, 2014
Deferred tax assets:
Workers’ compensation and other insurance reserves	$32,242	$31,483
Compensation related	28,047	24,505
Accrued rent	26,283	30,962
Uniform inventory capitalization	17,649	20,708
Depreciation and fixed asset basis differences	9,972	12,727
Pension plans	9,086	3,414
Accrued state taxes	6,869	7,540
State tax credits, net of federal tax benefit	4,048	3,987
Accrued operating liabilities	1,751	2,585
Non-U.S. net operating losses	—	24,430
Impaired investment in foreign subsidiary	—	23,899
Other	20,099	26,105
Valuation allowances - primarily related to non-U.S. operations	(2,373)	(30,013)
Total deferred tax assets	153,673	182,332
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	67,299	71,829
Lease construction reimbursements	15,317	16,773
Prepaid expenses	6,247	6,220
Workers’ compensation and other insurance reserves	4,203	5,121
Other	14,314	17,502
Total deferred tax liabilities	107,380	117,445
Net deferred tax assets	$46,293	$64,887

Net deferred tax assets are shown separately on our consolidated balance sheets as current and non-current deferred income taxes. The following table summarizes net deferred income tax assets from the consolidated balance sheets:

(In thousands)	January 31, 2015	February 1, 2014
Current deferred income taxes	$39,154	$59,781
Noncurrent deferred income taxes	7,139	5,106
Net deferred tax assets	$46,293	$64,887

In 2013, we fully reduced the amount of net deferred income tax assets (including a net operating loss carryforward) of Big Lots Canada, Inc. by a valuation allowance. Big Lots Canada, Inc. had an accumulated retained deficit in 2013, thus we did not provide for income taxes in the United States on undistributed earnings. The deferred tax asset related to the impaired investment in a foreign subsidiary was recovered as a worthless stock deduction in 2014.

We have the following income tax loss and credit carryforwards at January 31, 2015 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$144	Expires fiscal years 2020 through 2025
California enterprise zone credits	5,967	Predominately expires fiscal year 2023
Texas business loss credits	261	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$6,372

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options and the vesting of restricted stock. Tax benefits of $1.2 million, $0.2 million, and $8.1 million in 2014, 2013, and 2012, respectively, were credited directly to shareholders' equity related to share-based compensation deductions in excess of expense recognized for these awards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Unrecognized tax benefits - beginning of year	$16,650	$16,019	$16,755
Gross increases - tax positions in current year	898	991	838
Gross increases - tax positions in prior period	820	1,247	1,626
Gross decreases - tax positions in prior period	(2,418)	(532)	(1,928)
Settlements	(488)	(4)	(382)
Lapse of statute of limitations	(566)	(949)	(890)
Foreign currency translation	26	(122)	—
Unrecognized tax benefits - end of year	$14,922	$16,650	$16,019

At the end of 2014 and 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $9.6 million and $11.0 million, respectively, after considering the federal tax benefit of state and local income taxes of $4.7 million and $5.0 million, respectively. Unrecognized tax benefits of $0.6 million and $0.7 million in 2014 and 2013, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $0.5 million, $0.5 million, and $(0.7) million during 2014, 2013, and 2012, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at January 31, 2015 and February 1, 2014 was $6.0 million and $5.7 million, respectively.

We are subject to U.S. federal income tax, income tax of multiple state and local jurisdictions, and Canadian and provincial taxes. The statute of limitations for assessments on our federal income tax returns for periods prior to 2011 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the year ending October 4, 2009 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 30, 2016, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We have provided information and are cooperating with the authorities from multiple counties and cities in California in connection with this ongoing matter. While a loss related to this matter is reasonably possible, at this time, we cannot reasonably estimate the possible loss or range of loss that may arise from this matter or whether this matter will have a material impact on our financial statements. In October 2014, Big Lots received a notice of a second violation from the California Air Resources Board alleging that it sold certain products that contained volatile organic compounds in excess of regulated limits (windshield washer fluid). This matter is in its early stages and settlement discussions are continuing. We anticipate that any resolution of this matter is likely to exceed $100,000.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $55.1 million at January 31, 2015, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $470.4 million, the entirety of which represents obligations due within one year of January 31, 2015. In addition, we have a purchase commitment for future inventory purchases totaling $32.2 million at January 31, 2015. We paid $16.8 million, $21.7 million, and $19.9 million related to this commitment during 2014, 2013, and 2012, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $199.7 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill, which is generally not deductible for income tax purposes, for the fiscal years 2013 and 2012 were as follows:

(In thousands)	2013	2012
Beginning of year	$13,522	$12,282
Goodwill adjustments	—	1,191
Foreign currency impact	(818)	49
Impairment loss	(12,704)	—
End of year	$—	$13,522

The goodwill adjustments in 2012 were associated with our acquisition of Big Lots Canada, Inc. in the second quarter of 2011, and primarily related to fair value adjustments on our intangible assets and liabilities associated with the acquired operating leases. Our entire balance of goodwill was related to our acquisition of Big Lots Canada, Inc.

During the third and fourth quarters of 2013, our senior management team conducted certain strategic planning activities. As a result of those planning activities in the fourth quarter of 2013, we announced our intentions to wind down the operations of Big Lots Canada, Inc. The decision to wind down was considered a triggering event for the performance of an impairment review, as the wind down would result in the elimination of future cash flows from Big Lots Canada, Inc. Therefore, in the fourth quarter of 2013, we determined that our goodwill had been impaired and we recorded an impairment charge of $12.7 million. Please see the Canadian Operations section of note 12 to the consolidated financial statements for further discussion.

NOTE 12 - COSTS ASSOCIATED WITH WIND DOWN ACTIVITIES

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. At that time, we conducted detailed evaluations of our long range strategic objectives as well as performed a preliminary review of our 2014 financial plan. As a result of that evaluation and review, we determined our Canadian operations did not fit into our strategic plan for maximizing long-term shareholder returns based on our expectations of the required investments necessary to improve the financial performance of our Canadian operations, both in the near and long-term. During the fourth quarter of 2013, we began a markdown strategy with the intent to liquidate our inventory prior to closing our stores. At February 1, 2014, we re-valued our inventory at our net realizable value based on estimated cash proceeds prior to closing, which represents our estimate of its market value. We, also, conducted a review of our long-lived assets. We determined that the elimination of future cash flows from our operations beyond the first quarter of 2014 resulted in the impairment of our property and equipment and our tradename intangible assets; therefore, we recorded a $6.5 million impairment charge for property and equipment, in order to reduce its value to estimated salvage value, and recorded a $0.5 million charge to fully impair our Canadian tradenames. Please see note 2 to the consolidated financial statements for further discussion. Additionally, we conducted an impairment review of our goodwill associated with our Canadian operations, determined that the goodwill had been impaired, and we recorded a $12.7 million impairment charge. Please see note 11 to the consolidated financial statements for further discussion.

The wind down of our Canadian operations was separated into two phases: our distribution centers and our stores. During the fourth quarter of 2013, we ceased the operations in our distribution centers, as receiving, processing, and distributing activities were completed. Associated with the closure of our distribution centers and certain administrative activities, we recorded both an employee severance charge and contract termination costs related to leased distribution centers. During the first quarter of 2014, we ceased all operations in Canada by closing all stores and terminating all remaining Canadian employees, which resulted in additional severance charges and contract termination costs.

The following table summarizes the components of our wind down activities associated with our Canadian operations and the related liabilities for 2013 and 2014:

(In thousands)	Severance	Contract Termination Costs	Total
Balance at February 2, 2013	$—	$—	$—
Charges	2,739	1,276	4,015
Adjustments	—	—	—
Payments	(319)	—	(319)
Period change	2,420	1,276	3,696
Balance at February 1, 2014	$2,420	$1,276	$3,696
Charges	2,206	23,126	25,332
Adjustments	—	218	218
Payments	(4,588)	(24,531)	(29,119)
Foreign currency translation	(38)	186	148
Period change	(2,420)	(1,001)	(3,421)
Balance at January 31, 2015	$—	$275	$275

As of January 31, 2015, we anticipate any future charges associated with the wind down of our Canadian operations will be immaterial. As our Canadian operations had ceased during the first quarter of 2014, the results of our Canadian operations were reclassified to discontinued operations. Please see the Canadian Operations section of note 13 to the consolidated financial statements for further information regarding this discontinued operation.

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business during the fourth quarter of 2013. In conjunction with our decision to wind down the operations of our wholesale business, we reviewed the valuation of the inventory associated with the wholesale business and based on the composition of the merchandise, we recorded an impairment of $3.7 million, which reduced the value of the inventory to our estimate of its market value. Additionally, we recorded a severance charge for this exit activity of approximately $0.8 million and we recorded contract termination costs of approximately $0.2 million, when we closed the leased facilities in which we operated our wholesale business. During 2013, we paid $0.3 million of the severance liability and $0.2 million for our contract termination costs. Our liability for severance costs was $0.5 million and our liability for contract termination costs was zero at February 1, 2014.

During 2014, we paid $0.5 million for severance cost reducing the liability to zero at January 31, 2015. We anticipate no additional charges associated with the wind down of the operations of our wholesale business.

NOTE 13 – DISCONTINUED OPERATIONS

Our discontinued operations for 2014, 2013, and 2012, were comprised of the following:

(In thousands)	2014	2013	2012
Canadian operations	$(35,998)	$(40,918)	$(13,698)
Wholesale business	(248)	(4,371)	423
KB Toys matters	9	5,248	(78)
Other	—	—	2
Total loss from discontinued operations, pretax	$(36,237)	$(40,041)	$(13,351)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our Canadian distribution centers, and completed the wind down activities during the first quarter of 2014, which included the closing of our Canadian stores and corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations for all periods presented. The results of our Canadian operations have historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. During 2013, the results of our Canadian operations also included significant impairment charges related to goodwill, property and equipment, tradenames, severance and contract termination costs. During 2014, the results of our Canadian operations also included significant contract termination costs, severance charges associated with the wind down of the operations, and a loss on the realization of our cumulative translation adjustment on our investment in our Canadian operations. Please see the Canadian Operations section of note 12 to the consolidated financial statements for additional details regarding the costs we incurred in connection with the wind down of our Canadian operations during 2013 and 2014.

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consist of professional fees. We also reclassified the income tax benefit that our U.S. operations should generate as a result of the wind down of our Canadian operations, based principally on our ability to recover a worthless stock deduction in the foreseeable future. During 2013 and 2014, the amount of this income tax benefit that we recognized was approximately $24.4 million and $13.8 million, respectively.

Wholesale Business
During the third quarter of 2013, we announced our intention to wind down the operations of our wholesale business. During the fourth quarter of 2013, we executed our wind down plan and ceased the operations of our wholesale business; therefore, we determined the results of our wholesale business should be reported as discontinued operations for all periods presented. The results of operations of our wholesale business primarily consist of sales of product to wholesale customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. Please see the Wholesale Business section of note 12 to the consolidated financial statements for further information regarding the costs we incurred in connection with the wind down of our wholesale business during 2013.

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

On January 14, 2004, KBAC and certain affiliated entities (collectively referred to as “KB-I”) filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. In 2007, we reduced our liabilities for potential remaining claims to zero for the KB-I bankruptcy. During the fourth quarter of 2013, we received a final distribution from the KB-I bankruptcy estate in the amount of $2.1 million.

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

On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information provided to us by KB-II, we believe that we continue to have KB Lease Obligations with respect to certain KB Toys stores (“KB-II Bankruptcy Lease Obligations”). In the fourth fiscal quarter of 2008, we recorded a charge in the amount of $5.0 million, pretax, in income (loss) from discontinued operations to reflect the estimated amount that we expect to pay for KB-II Bankruptcy Lease Obligations. In the fourth quarter of 2013, we recorded approximately $3.1 million in income for the KB-II Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 1, 2014. We based this reversal on the following factors: (1) we had not received any new demand letters from landlords during the past two years; (2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands; (3) the KB-II bankruptcy occurred more than five years prior to the end of 2008 and most of the lease rejections occurred more than two years prior to the end of 2013; and (4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

NOTE 14 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2012, 2013, and 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at January 28, 2012	$(1,050)	$(14,469)	$(15,519)
Other comprehensive income (loss) before reclassifications	(383)	989	606
Amounts reclassified from accumulated other comprehensive loss	—	1,583	1,583
Period change	(383)	2,572	2,189
Balance at February 2, 2013	(1,433)	(11,897)	(13,330)
Other comprehensive income (loss) before reclassifications	(3,589)	2,352	(1,237)
Amounts reclassified from accumulated other comprehensive loss	—	1,056	1,056
Period change	(3,589)	3,408	(181)
Balance at February 1, 2014	(5,022)	(8,489)	(13,511)
Other comprehensive income (loss) before reclassifications	(39)	(8,180)	(8,219)
Amounts reclassified from accumulated other comprehensive loss	5,061	2,013	7,074
Period change	5,022	(6,167)	(1,145)
Balance at January 31, 2015	$—	$(14,656)	$(14,656)

The amounts reclassified from accumulated other comprehensive income (loss) associated with our pension plans have been reclassified to selling and administrative expenses in our statement of operations. Please see note 8 to the consolidated financial statements for further information on our pension plans.

The amounts reclassified from accumulated other comprehensive income (loss) associated with foreign currency translation have been reclassified to loss from discontinued operations in our statements of operations, as the amounts related to our Canadian operations. Please see note 13 to the consolidated financial statements for further information on our discontinued operations.

NOTE 15 - SALE OF REAL ESTATE

In October 2013, we sold company-owned real property in California, on a component of which we operated a store, for $5.1 million. Concurrently with the sale, we entered into a lease agreement with the purchaser of the property which allowed us to continue to operate our store on an uninterrupted basis. As a result of the sale and concurrent leaseback, we determined that only a portion of the gain on the transaction could be recognized at that time. Based on the terms of the transaction, we recognized a gain of $3.6 million during the third quarter of 2013 and deferred a gain of $0.8 million, which will be amortized over the committed lease term.

NOTE 16 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture & Home Décor, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the fashion bedding, utility bedding, bath, window, decorative textile, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting card, tools, paint, and home maintenance departments. The Furniture & Home Décor category includes our upholstery, mattress, ready-to-assemble, case goods, home décor, and frames departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments.

We periodically assess, and potentially enact minor adjustments to, our product hierarchy, which can impact the roll-up of our merchandise categories. Our financial reporting process utilizes the most current product hierarchy in reporting net sales by merchandise category for all periods presented. Therefore, there may be minor reclassifications of net sales by merchandise category compared to previously reported amounts.

The following table presents net sales data by merchandise category:

(In thousands)	2014	2013	2012
Furniture & Home Décor	$1,160,640	$1,072,410	$1,060,993
Consumables	953,028	918,124	905,444
Seasonal	888,146	907,787	923,434
Food	821,915	747,840	742,267
Hard Home	499,034	565,126	591,523
Soft Home	460,256	427,137	431,999
Electronics & Accessories	394,059	486,331	556,658
Net sales	$5,177,078	$5,124,755	$5,212,318

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2014 and 2013 is as follows:

Fiscal Year 2014	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,281,271	$1,195,363	$1,107,095	$1,593,349	$5,177,078
Gross margin	493,556	469,527	430,942	649,929	2,043,954
Income (loss) from continuing operations	28,581	17,212	(3,115)	93,983	136,661
Income (loss) from discontinued operations	(25,233)	2,726	(326)	448	(22,385)
Net income (loss)	3,348	19,938	(3,441)	94,431	114,276

Earnings (loss) per share - basic:
Continuing operations	$0.50	$0.31	$(0.06)	$1.78	$2.49
Discontinued operations	(0.44)	0.05	(0.01)	0.01	(0.41)
	$0.06	$0.36	$(0.06)	$1.79	$2.08

Earnings (loss) per share - diluted:
Continuing operations	$0.50	$0.31	$(0.06)	$1.76	$2.46
Discontinued operations	(0.44)	0.05	(0.01)	0.01	(0.40)
	$0.06	$0.36	$(0.06)	$1.77	$2.06

Fiscal Year 2013	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,267,020	$1,180,905	$1,104,918	$1,571,912	$5,124,755
Gross margin	502,195	464,115	431,428	609,631	2,007,369
Income (loss) from continuing operations	37,065	21,944	(1,948)	84,229	141,290
Income (loss) from discontinued operations	(4,732)	(3,818)	(7,569)	124	(15,995)
Net income (loss)	32,333	18,126	(9,517)	84,353	125,295

Earnings (loss) per share - basic:
Continuing operations	$0.65	$0.38	$(0.03)	$1.46	$2.46
Discontinued operations	(0.08)	(0.07)	(0.13)	—	(0.28)
	$0.56	$0.32	$(0.17)	$1.47	$2.18

Earnings (loss) per share - diluted:
Continuing operations	$0.64	$0.38	$(0.03)	$1.45	$2.44
Discontinued operations	(0.08)	(0.07)	(0.13)	—	(0.28)
	$0.56	$0.31	$(0.17)	$1.45	$2.16

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 18 – SUBSEQUENT EVENT

On March 6, 2015, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common shares (“2015 Repurchase Program”). Pursuant to the 2015 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2015 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2015 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 31, 2015.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2015 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2015 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of January 31, 2015, relating to our equity compensation plans pursuant to which our common shares may be issued.

		Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category		(a)		(b)		(c)
Equity compensation plans approved by security holders		2,429,743	(1)(2)	37.59	(3)	5,272,581	(4)
Equity compensation plans not approved by security holders		—		—		—
Total		2,429,743		37.59	(3)	5,272,581

(1)
Includes stock options, performance share units, and restricted stock units granted under the 2012 LTIP, the 2005 LTIP, the Director Stock Option Plan and the 1996 LTIP. In addition, we had 464,225 shares of unvested restricted stock outstanding under the 2012 LTIP and the 2005 LTIP.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
	2012 LTIP	775,125
	2005 LTIP	895,688
	Director Stock Option Plan	20,000
	1996 LTIP	12,400

(3)	The weighted average exercise price does not take into account the performance share units and the restricted stock units granted under the 2012 LTIP.

(4)
The common shares available for issuance under the 2012 LTIP are limited to 5,272,581 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 1996 LTIP terminated on December 31, 2005. The Director Stock Option Plan terminated on May 30, 2008. The 2005 LTIP expired on May 16, 2012. The 2012 LTIP was approved in May 2012. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2015 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance - Determination of Director Independence” and “Governance - Related Person Transactions” in the 2015 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure - Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure - Fees Paid to Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, with respect to the Audit Committee's pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.38 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010).
3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).
10.1	Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8 dated June 29, 2001).
10.2	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective May 18, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated August 17, 2005).
10.3	Amendment to the Big Lots, Inc. 1996 Performance Incentive Plan, effective March 4, 2008 (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 3, 2008).
10.4	Form of Non-Qualified Stock Option Grant Agreement under the Big Lots, Inc. 1996 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2004).
10.5	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011).
10.6	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).

10.7	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009).
10.8	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009).
10.9	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for CEO (incorporated herein by reference to Exhibit 10.5 to our Form 8-K dated March 3, 2010).
10.10	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Outside Directors (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated July 31, 2010).
10.11	Big Lots 2012 Long-Term Incentive Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2014).
10.12	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012).
10.13	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012).
10.14	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Retention Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K for the year ended February 2, 2013).
10.15	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated May 23, 2012).
10.16	Form of Big Lots 2012 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.9 to our Form 8-K dated April 29, 2013).
10.17	Form of Big Lots 2012 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 4, 2015).
10.18	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 4, 2015).
10.19	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).
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

10.22	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).
10.23	Big Lots 2006 Bonus Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2014).
10.24	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).
10.25*	Big Lots Supplemental Savings Plan, as amended and restated effective January 1, 2014.
10.26	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).
10.27*	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective January 1, 2014.
10.28	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).
10.29	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).
10.30	Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 29, 2013).
10.31	Executive Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 17, 2015).
10.32	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.33	Retirement and Consulting Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.10 to our Form 8-K dated April 29, 2013).
10.34	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).

10.35	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).
10.36	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).
10.37	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.38	Form of Big Lots Executive Severance Plan Acknowledgement and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.39
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011).

10.40
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 30, 2013).

10.41	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).
10.42
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

10.43	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011).
10.44	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements.
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Peter J. Hayes, Brenda J. Lauderback, Philip E. Mallott, Russell Solt, James R. Tener, and Dennis B. Tishkoff.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2015.

BIG LOTS, INC.

By: /s/ David J. Campisi
David J. Campisi
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2015.

By: /s/ David J. Campisi	/s/ Timothy A. Johnson
David J. Campisi	Timothy A. Johnson
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Philip E. Mallott *
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ James R. Chambers *	/s/ Russell E. Solt *
James R. Chambers	Russell E. Solt
Director	Director

/s/ Peter J. Hayes *	/s/ James R. Tener *
Peter J. Hayes	James R. Tener
Director	Director

/s/ Brenda J. Lauderback *	/s/ Dennis B. Tishkoff *
Brenda J. Lauderback	Dennis B. Tishkoff
Director	Director

*
The above named Directors of the Registrant execute this report by David J. Campisi, their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 4th day of March 2015, and filed herewith.

By: /s/ David J. Campisi
David J. Campisi
Attorney-in-Fact