Form 10-Q
period 2015-05-02
BIG LOTS INC
filed 2015-06-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015
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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 5, 2015, was 51,880,776.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 2, 2015

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$1,280,455	$1,281,271
Cost of sales (exclusive of depreciation expense shown separately below)	776,339	787,715
Gross margin	504,116	493,556
Selling and administrative expenses	420,246	417,546
Depreciation expense	31,225	28,825
Operating profit	52,645	47,185
Interest expense	(496)	(350)
Other income (expense)	28	—
Income from continuing operations before income taxes	52,177	46,835
Income tax expense	19,869	18,254
Income from continuing operations	32,308	28,581
Loss from discontinued operations, net of tax benefit of $60 and $8,955, respectively	(95)	(25,233)
Net income	$32,213	$3,348

Earnings per common share - basic
Continuing operations	$0.61	$0.50
Discontinued operations	—	(0.44)
	$0.61	$0.06

Earnings per common share - diluted
Continuing operations	$0.60	$0.50
Discontinued operations	—	(0.44)
	$0.60	$0.06

Weighted-average common shares outstanding:
Basic	53,087	57,010
Dilutive effect of share-based awards	570	526
Diluted	53,657	57,536

Cash dividends declared per common share	$0.19	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$32,213	$3,348
Other comprehensive income:
Foreign currency translation	—	5,022
Amortization of pension, net of tax $(204) and $(159), respectively	303	204
Valuation adjustment of pension, net of tax $(239) and $0, respectively	356	—
Total other comprehensive income	659	5,226
Comprehensive income	$32,872	$8,574

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$67,191	$52,261
Inventories	835,378	851,669
Deferred income taxes	42,026	39,154
Other current assets	76,924	95,345
Total current assets	1,021,519	1,038,429
Property and equipment - net	566,939	550,555
Deferred income taxes	15,106	7,139
Other assets	45,248	39,768
Total assets	$1,648,812	$1,635,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368,094	$358,932
Property, payroll, and other taxes	77,177	76,924
Accrued operating expenses	81,755	62,955
Insurance reserves	39,918	38,824
Accrued salaries and wages	26,443	47,878
Income taxes payable	18,926	2,316
Total current liabilities	612,313	587,829
Long-term obligations	40,500	62,100
Deferred rent	65,871	65,930
Insurance reserves	56,675	55,606
Unrecognized tax benefits	17,796	17,888
Other liabilities	61,571	56,988
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 52,619 shares and 52,912 shares, respectively	1,175	1,175
Treasury shares - 64,876 shares and 64,583 shares, respectively, at cost	(1,900,929)	(1,878,523)
Additional paid-in capital	579,003	574,454
Retained earnings	2,128,834	2,107,100
Accumulated other comprehensive loss	(13,997)	(14,656)
Total shareholders' equity	794,086	789,550
Total liabilities and shareholders' equity	$1,648,812	$1,635,891

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - February 1, 2014	57,548	$1,175	59,947	$(1,670,041)	$562,447	$2,021,357	$(13,511)	$901,427
Comprehensive income	—	—	—	—	—	3,348	5,226	8,574
Purchases of common shares	(2,179)	—	2,179	(82,780)	—	—	—	(82,780)
Exercise of stock options	243	—	(243)	6,804	(260)	—	—	6,544
Restricted shares vested	13	—	(13)	380	(380)	—	—	—
Tax charge from share-based awards	—	—	—	—	(25)	—	—	(25)
Share activity related to deferred compensation plan	1	—	(1)	3	20	—	—	23
Share-based employee compensation expense	—	—	—	—	2,779	—	—	2,779
Balance - May 3, 2014	55,626	1,175	61,869	(1,745,634)	564,581	2,024,705	(8,285)	836,542
Comprehensive income (loss)	—	—	—	—	—	110,928	(6,371)	104,557
Dividends declared ($0.51 per share)	—	—	—	—	—	(28,533)	—	(28,533)
Purchases of common shares	(3,943)	—	3,943	(167,891)	—	—	—	(167,891)
Exercise of stock options	1,146	—	(1,146)	32,636	3,426	—	—	36,062
Restricted shares vested	57	—	(57)	1,615	(1,615)	—	—	—
Performance shares vested	25	—	(25)	716	(716)	—	—	—
Tax benefit from share-based awards	—	—	—	—	1,019	—	—	1,019
Share activity related to deferred compensation plan	1	—	(1)	35	4	—	—	39
Share-based employee compensation expense	—	—	—	—	7,755	—	—	7,755
Balance - January 31, 2015	52,912	1,175	64,583	(1,878,523)	574,454	2,107,100	(14,656)	789,550
Comprehensive income	—	—	—	—	—	32,213	659	32,872
Dividends declared ($0.19 per share)	—	—	—	—	—	(10,479)	—	(10,479)
Purchases of common shares	(787)	—	787	(36,790)	—	—	—	(36,790)
Exercise of stock options	398	—	(398)	11,582	3,410	—	—	14,992
Restricted shares vested	96	—	(96)	2,790	(2,790)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	369	—	—	369
Share activity related to deferred compensation plan	—	—	—	12	1	—	—	13
Share-based employee compensation expense	—	—	—	—	3,559	—	—	3,559
Balance - May 2, 2015	52,619	$1,175	64,876	$(1,900,929)	$579,003	$2,128,834	$(13,997)	$794,086

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Operating activities:
Net income	$32,213	$3,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,065	25,537
Deferred income taxes	(11,282)	(17,084)
Loss on disposition of equipment	750	1,292
Non-cash share-based compensation expense	3,559	2,779
Excess tax benefit from share-based awards	(991)	(528)
Pension expense, net of contributions	754	618
Change in assets and liabilities, excluding effect of foreign currency adjustments:
Inventories	16,291	80,430
Accounts payable	9,161	(18,086)
Current income taxes	29,530	9,199
Other current assets	(4,026)	(308)
Other current liabilities	(16,566)	14,720
Other assets	(5,435)	1,873
Other liabilities	5,502	(1,624)
Net cash provided by operating activities	87,525	102,166
Investing activities:
Capital expenditures	(39,320)	(16,040)
Cash proceeds from sale of property and equipment	10,596	630
Other	(28)	(74)
Net cash used in investing activities	(28,752)	(15,484)
Financing activities:
Net repayments of borrowings under bank credit facility	(21,600)	(23,400)
Payment of capital lease obligations	(629)	(235)
Dividends paid	(10,197)	—
Proceeds from the exercise of stock options	14,992	6,544
Excess tax benefit from share-based awards	991	528
Payment for treasury shares acquired	(27,413)	(76,868)
Other	13	23
Net cash used in financing activities	(43,843)	(93,408)
Impact of foreign currency on cash	—	5,258
Increase (decrease) in cash and cash equivalents	14,930	(1,468)
Cash and cash equivalents:
Beginning of period	52,261	68,629
End of period	$67,191	$67,161

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer in the United States of America (“U.S.”).  At May 2, 2015, we operated 1,461 stores in 48 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“2014 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2015 (“2015”) is comprised of the 52 weeks that began on February 1, 2015 and will end on January 30, 2016.  Fiscal year 2014 (“2014”) was comprised of the 52 weeks that began on February 2, 2014 and ended on January 31, 2015.  The fiscal quarters ended May 2, 2015 (“first quarter of 2015”) and May 3, 2014 (“first quarter of 2014”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution and outbound transportation costs included in selling and administrative expenses were $41.6 million and $40.8 million for the first quarter of 2015 and the first quarter of 2014, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $21.7 million and $21.9 million for the first quarter of 2015 and the first quarter of 2014, respectively.

Derivative Instruments
We use derivative instruments to mitigate the risk of market fluctuations in diesel fuel prices. We do not enter into derivative instruments for speculative purposes. Our derivative instruments may consist of collar or swap contracts. Our current derivative instruments do not meet the requirements for cash flow hedge accounting. Instead, our derivative instruments are marked-to-market to determine their fair value and any gains or losses are recognized currently in other income (expense) on our consolidated statements of operations.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2015 and 2014:

	Thirteen Weeks Ended
(in thousands)	May 2, 2015	May 3, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$213	$270
Cash paid for income taxes, excluding impact of refunds	1,702	17,091
Gross proceeds from borrowings under bank credit facility	383,900	334,600
Gross payments of borrowings under bank credit facility	$405,500	$358,000
Non-cash activity:
Assets acquired under capital leases	$4,996	$—
Accrued property and equipment	$15,293	$8,027
Share repurchases payable	$9,377	$5,912
Cash flows from discontinued operations:
Net cash used in operating activities, discontinued operations	$(237)	$(24,969)
Net cash provided by investing activities, discontinued operations	$—	$520

Reclassifications

Merchandise Categories
In the first quarter of 2015, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Specifically, we reclassified our home décor and frames departments from our former Furniture & Home Décor category to our Soft Home category. Subsequently, we changed the name of our Furniture & Home Décor category to Furniture. In order to provide comparative information, we have reclassified our net sales by merchandise category into this revised alignment for all periods presented in note 9 to the consolidated financial statements.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration we expect to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on its consolidated financial statements as well as the expected adoption method.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 2, 2015, we had $40.5 million of borrowings outstanding under the 2011 Credit Agreement while $9.1 million was committed to outstanding letters of credit, leaving $650.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $18.1 million and $16.9 million at May 2, 2015 and January 31, 2015, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at May 2, 2015 or May 3, 2014, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the first quarter of 2015 and the first quarter of 2014, 0.2 million and 2.6 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 4, 2015, our Board of Directors authorized a share repurchase program providing for the repurchase of $200 million of our common shares (“2015 Repurchase Program”). Pursuant to the 2015 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2015 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2015 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

During the first quarter of 2015, we acquired approximately 0.8 million of our outstanding common shares for $35.1 million, under the 2015 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the first quarter of 2015 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2015:
First quarter	$0.19	$10,479	$10,197
Total	$0.19	$10,479	$10,197

The amount of dividends declared may vary from the amount of dividends paid in a period based on certain instruments with restrictions on payment, including restricted stock awards, restricted stock units, and performance share units. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial conditions, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2014 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $3.6 million and $2.8 million in the first quarter of 2015 and the first quarter of 2014, respectively.

The following table summarizes stock option activity for the first quarter of 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2015	1,703,213	$37.59
Exercised	(398,098)	37.66
Forfeited	(56,300)	34.95
Outstanding stock options at May 2, 2015	1,248,815	$37.69	3.9	$10,538
Vested or expected to vest at May 2, 2015	1,192,651	$37.70	3.9	$10,055
Exercisable at May 2, 2015	678,124	$37.99	3.2	$5,519

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the first quarter of 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13
Granted	189,778	49.33
Vested	(95,908)	37.16
Forfeited	(16,122)	34.36
Outstanding non-vested restricted stock at May 2, 2015	822,553	$40.90

The non-vested restricted stock units granted in the first quarter of 2015 generally vest on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

As of January 31, 2015, we estimated a five-year period for vesting of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding grants.

In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The performance share units have a contractual term of seven years. If the performance goals applicable to the performance share units are not achieved prior to expiration, the awards will be forfeited. At May 2, 2015, 12,600 performance share units remain unvested and outstanding.

In the first quarter of 2015, we issued 263,521 performance share units, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At May 2, 2015, 696,871 nonvested performance share units were outstanding. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process used to establish the financial performance objectives in each fiscal year, we will not be deemed to establish a grant-date for the performance share units until we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will also trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, we recognized no expense for these issued performance share units in 2014, and we do not expect to recognize expense in 2015. If we meet our threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the performance share units will vest on the first trading day after we file our Annual Report on Form 10-K for the last year in the performance period.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2015	2014
Total intrinsic value of stock options exercised	$4,783	$2,588
Total fair value of restricted stock vested	4,782	523
Total fair value of performance shares vested	—	—

The total unearned compensation cost related to all share-based awards outstanding, excluding performance share units, at May 2, 2015 was approximately $25.6 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from May 2, 2015.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2015	2014
Discount rate	3.3%	5.0%
Rate of increase in compensation levels	2.8%	3.0%
Expected long-term rate of return	5.2%	6.0%

The components of combined net periodic pension cost were as follows:

	First Quarter
(In thousands)	2015	2014
Service cost - benefits earned in the period	$512	$487
Interest cost on projected benefit obligation	594	807
Expected investment return on plan assets	(653)	(805)
Amortization of actuarial loss	502	372
Amortization of prior service cost	1	(9)
Net periodic pension cost	$956	$852

We currently expect no required contributions to the qualified defined benefit pension plan during 2015.  We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 1, 2016, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

The defendants filed a motion to dismiss the consolidated complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, pursuant to which plaintiffs’ claims were all dismissed with prejudice, with the exception of their claim for corporate waste, which was dismissed without prejudice. On May 5, 2015, plaintiffs filed a Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, which seeks to replead the claim for corporate waste that was dismissed without prejudice by the Court, as well as a Motion for Reconsideration and, in the Alternative, for Certification of Question of State Law to the Supreme Court of Ohio. Defendants’ responses to both motions were filed on May 29, 2015.

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

The defendants filed a motion to dismiss the complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, which dismissed the plaintiff’s claims with prejudice with the exception of his claim for corporate waste and his assertion that our Board of Directors wrongfully rejected his demand to take action against the individually named defendants. On May 5, 2015, the Court so ordered the parties’ stipulation, staying plaintiff’s time to seek leave to amend his complaint in order to make a request to inspect the Company’s books and records pursuant to Ohio Revised Code §1701.37, and plaintiff served that request for inspection on May 8, 2015.

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

On February 10, 2014, a shareholder derivative lawsuit was filed in the Franklin County Common Pleas Court in Columbus, Ohio, against us and certain of our current and former outside directors and executive officers (David Campisi, Steven Fishman, Joe Cooper, Charles Haubiel, Timothy Johnson, Robert Claxton, John Martin, Norman Rankin, Paul Schroeder, Robert Segal, Steven Smart, David Kollat, Jeffrey Berger, James Chambers, Peter Hayes, Brenda Lauderback, Philip Mallott, Russell Solt, James Tener and Dennis Tishkoff). The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint also alleges that we and various individual defendants made false and misleading statements regarding our Canadian operations prior to our announcement on December 5, 2013 that we were exiting the Canadian market. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, waste of corporate assets and misappropriation of insider information and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. At the parties’ request, the court has stayed this lawsuit until after the judge in the federal lawsuits discussed in the preceding paragraphs has ruled on the motions to dismiss pending in all those federal lawsuits.

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

NOTE 9 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, tools, paint, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, books, sporting goods, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, apparel, hosiery, and infant accessories departments. In the first quarter of 2015, we realigned our merchandise categories to be consistent with the realignment of our merchandising team. See the Reclassifications section of note 1 to the consolidated financial statements for additional information.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2015	2014
Furniture	$338,870	$308,097
Consumables	221,774	224,495
Food	203,273	199,675
Seasonal	190,217	202,920
Soft Home	147,420	141,019
Hard Home	103,626	116,513
Electronics & Accessories	75,275	88,552
Net sales	$1,280,455	$1,281,271

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2014 and 2015:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 1, 2014	$(5,022)	$(8,489)	$(13,511)
Other comprehensive income before reclassifications	(39)	—	(39)
Amounts reclassified from accumulated other comprehensive loss	5,061	204	5,265
Net period change	5,022	204	5,226
Balance at May 3, 2014	—	(8,285)	(8,285)
Other comprehensive income before reclassifications	—	(8,180)	(8,180)
Amounts reclassified from accumulated other comprehensive loss	—	1,809	1,809
Net period change	—	(6,371)	(6,371)
Balance at January 31, 2015	—	(14,656)	(14,656)
Other comprehensive income before reclassifications	—	356	356
Amounts reclassified from accumulated other comprehensive loss	—	303	303
Net period change	—	659	659
Balance at May 2, 2015	$—	$(13,997)	$(13,997)

The amounts reclassified from accumulated other comprehensive loss associated with our pension plans have been reclassified to selling and administrative expenses in our consolidated statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

The amounts reclassified from accumulated other comprehensive loss associated with foreign currency translation have been reclassified to loss from discontinued operations in our consolidated statements of operations, as the amounts related to our Canadian operations. Please see note 12 to the consolidated financial statements for further information on our discontinued operations.

NOTE 11 – DERIVATIVE INSTRUMENTS

In the first quarter of 2015, our Board of Directors authorized our ability to enter into derivative instruments designed to mitigate certain risks and we entered into collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations.

Our outstanding derivative instrument contracts for the first quarter of 2015 were comprised of the following:

First Quarter
(In thousands)	2015
Diesel fuel collars (in gallons)	4,500

The fair value of our outstanding derivative instrument contracts was as follows:

		Assets (Liabilities)
(In thousands)		First Quarter
Derivative Instrument	Balance Sheet Location	2015
Diesel fuel collars	Other current assets	$360
	Other assets	250
	Accrued operating expenses	(335)
	Other liabilities	(247)
Total derivative instruments		$28

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		First Quarter
Derivative Instrument	Statements of Operations Location	2015
Diesel fuel collars
Realized	Other income (expense)	$—
Unrealized	Other income (expense)	28
Total derivative instruments		$28

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for the first quarter of 2015 and 2014 were comprised of the following:

	First Quarter
(In thousands)	2015	2014
Canadian operations	$(85)	$(34,106)
Other	(70)	(82)
Total loss from discontinued operations, pretax	$(155)	$(34,188)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our Canadian distribution centers. We completed the wind down activities during the first quarter of 2014, which included the closure of our Canadian stores and corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations. The results of our Canadian operations historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. During the first quarter of 2014, the results of our Canadian operations also included significant contract termination costs of $23.0 million, severance charges of $2.2 million and a loss on the realization of our cumulative translation adjustment on our investment in our Canadian operations of $5.1 million.

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consisted of professional fees. We also reclassified the income tax benefit that our U.S. operations are expected to generate as a result of the wind down of our Canadian operations, based on our ability to recover a worthless stock deduction in the foreseeable future. During the first quarter of 2014, we recognized an income tax benefit of approximately $8.9 million primarily related to this deduction.

The loss from discontinued Canadian operations presented in our consolidated statements of operations was comprised of the following:

	Thirteen Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Net sales	$—	$6,040
Cost of sales (exclusive of depreciation expense shown separately below)	3	3,381
Gross margin	(3)	2,659
Selling and administrative expenses	153	31,949
Depreciation expense	—	—
Operating loss	(156)	(29,290)
Interest expense	—	(22)
Other income (expense)	71	(4,794)
Loss from discontinued operations before income taxes	(85)	(34,106)
Income tax benefit	(34)	(8,925)
Loss from discontinued operations	$(51)	$(25,181)

NOTE 13 - SUBSEQUENT EVENT

On May 28, 2015, we entered into an amendment of the 2011 Credit Agreement that extended the expiration date of the agreement from May 30, 2018 to May 30, 2020 and established revised pricing, which slightly lowered our rates and fees. No other material terms of the original agreement were modified by the amendment.

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

The following are the results from the first quarter of 2015 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2014:

•	Net sales decreased $0.8 million, or 0.1%.

•	Comparable store sales for stores open at least fifteen months increased $19.9 million, or 1.6%.

•	Gross margin dollars increased $10.5 million and gross margin rate increased 90 basis points to 39.4% from 38.5% of sales.

•	Selling and administrative expenses increased $2.7 million. As a percentage of net sales, selling and administrative expenses increased 20 basis points to 32.8% of net sales.

•	Operating profit rate increased 40 basis points to 4.1%.

•	Diluted earnings per share from continuing operations increased from $0.50 per share to $0.60 per share.

•	Inventory increased by 0.1% or $0.8 million to $835.4 million from the first quarter of 2014.

•	We acquired 0.8 million of our outstanding common shares for $35.1 million under our 2015 Repurchase Program.

•	We declared and paid a quarterly cash dividend in the amount of $0.19 per common share.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed in the U.S. during the first quarter of 2015 and the first quarter of 2014:

	2015	2014
Stores open at the beginning of the fiscal year	1,460	1,493
Stores opened during the period	1	8
Stores closed during the period	—	(5)
Stores open at the end of the period	1,461	1,496

We expect to open approximately 15 stores and close approximately 45 stores during 2015.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2015	2014
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.6	61.5
Gross margin	39.4	38.5
Selling and administrative expenses	32.8	32.6
Depreciation expense	2.4	2.2
Operating profit	4.1	3.7
Interest expense	(0.0)	(0.0)
Other income (expense)	0.0	0.0
Income from continuing operations before income taxes	4.1	3.7
Income tax expense	1.6	1.4
Income from continuing operations	2.5	2.2
Discontinued operations	(0.0)	(2.0)
Net income	2.5%	0.3%

FIRST QUARTER OF 2015 COMPARED TO FIRST QUARTER OF 2014

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the first quarter of 2015 compared to the first quarter of 2014 were as follows:

First Quarter
($ in thousands)	2015		2014		Change		Comps
Furniture	$338,870	26.5%	$308,097	24.1%	$30,773	10.0%	10.8%
Consumables	221,774	17.3	224,495	17.5	(2,721)	(1.2)	0.9
Food	203,273	15.9	199,675	15.6	3,598	1.8	3.8
Seasonal	190,217	14.8	202,920	15.8	(12,703)	(6.3)	(4.7)
Soft Home	147,420	11.5	141,019	11.0	6,401	4.5	6.4
Hard Home	103,626	8.1	116,513	9.1	(12,887)	(11.1)	(9.2)
Electronics & Accessories	75,275	5.9	88,552	6.9	(13,277)	(15.0)	(12.7)
Net sales	$1,280,455	100.0%	$1,281,271	100.0%	$(816)	(0.1)%	1.6%

In the first quarter of 2015, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Specifically, we reclassified our home décor and frames departments from our former Furniture & Home Décor category to our Soft Home category. Subsequently, we changed the name of our Furniture & Home Décor category to Furniture. Sales results for the first quarter of 2014 have been reclassified to reflect this realignment.

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

Net sales decreased $0.8 million, or 0.1%, to $1,280.5 million in the first quarter of 2015, compared to $1,281.3 million in the first quarter of 2014.  The decrease in net sales was principally due to a decrease of 35 stores to 1,461 in the first quarter of 2015 from 1,496 in the first quarter of 2014, which resulted in a decrease of $20.7 million. Partially offsetting the effect from the decrease in net stores was a 1.6% increase in our comps, which increased net sales by $19.9 million. Our comps are calculated by using all stores that were open at least fifteen months. The Furniture category experienced positive net sales and comps during the first quarter of 2015, primarily driven by the impact of our Easy Leasing lease-to-purchase program on our upholstery and mattresses departments. Soft Home experienced increases in net sales and comps which were primarily driven by an improved product assortment coupled with additional square footage that was allocated to the department in the first quarter of 2015. The Food category experienced positive comps due to an expanded assortment with more branded products, particularly in coolers and freezers, and closeouts. Consumables experienced a comp increase in most departments, which was principally driven by growth in our pet department, and positive comps in our household chemicals department which benefited from better closeout opportunities. The positive comps in these categories were partially offset by negative comps in our Seasonal, Hard Home, and Electronics & Accessories categories. The negative comps in our Seasonal category were primarily the result of a reduction in the square footage allocated to the toys department, which was shifted to the Soft Home category. Hard Home experienced negative comps as a result of an intentionally narrowed assortment, specifically in our home maintenance, auto, tools, and paint departments, which resulted from our “edit” activities in the first quarter of 2014. The negative comps in Electronics & Accessories were also a result of a reduced product offering from our “edit” activities, based on our customer’s response, and overall trends, in this category in the retail marketplace.

We expect comparable store sales to increase in the range of 2% to 3% during the second quarter of 2015, as a result of continuation of the trends in Furniture, Soft Home, Food and Consumables and the stabilization of comps in Hard Home and Electronics & Accessories, as the impact of our “edit” activities on these categories was significantly reduced by the second quarter of 2014. Additionally, we anticipate comps in our Seasonal category will be approximately flat as improvement in our summer and lawn & garden departments will offset the space reduction in our toys department.

Gross Margin
Gross margin dollars increased $10.5 million, or 2.1%, to $504.1 million for the first quarter of 2015, compared to $493.6 million for the first quarter of 2014.  The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $10.8 million, partially offset by the impact of a decrease in net sales, which lowered gross margin dollars by $0.3 million.  Gross margin as a percentage of net sales increased 90 basis points to 39.4% in the first quarter of 2015, compared to 38.5% in the first quarter of 2014. The gross margin rate increase was principally due to a lower overall markdown rate in the first quarter of 2015 as compared to the first quarter of 2014 due to the significant markdowns taken in the first quarter of 2014 as part of our Edit to Amplify strategy to sell through and narrow our assortment in certain under-performing categories.

In the second quarter of 2015, we expect our gross margin rate will be consistent with the second quarter of 2014, as we expect a slightly higher initial mark-up partially offset by a higher mix of Food and Consumables as compared to the second quarter of 2014.

Selling and Administrative Expenses
Selling and administrative expenses were $420.2 million for the first quarter of 2015, compared to $417.5 million for the first quarter of 2014.  The increase of $2.7 million, or 0.6%, was primarily due to an increase in self-insurance costs of $1.6 million.

As a percentage of net sales, selling and administrative expenses increased 20 basis points to 32.8% for the first quarter of 2015 compared to 32.6% for the first quarter of 2014.

In the second quarter of 2015, we expect our selling and administrative expenses as a percentage of net sales will be consistent with the second quarter of 2014.

Depreciation Expense
Depreciation expense increased $2.4 million to $31.2 million in the first quarter of 2015, compared to $28.8 million for the first quarter of 2014. The increase was directly related to our continued investment in systems and capital spending to support and maintain our stores, including our cooler and freezer program and the upgrade of our point-of-sale (“POS”) systems, and distribution centers. Depreciation expense as a percentage of sales increased by 20 basis points compared to the first quarter of 2014.

During the second quarter of 2015, we expect that depreciation expense will increase as compared to 2014 based on capital expenditures associated with our cooler and freezer program, our POS systems upgrade project, and maintenance of existing stores and distribution centers. Capital expenditures continue to be forecasted in the range of $130 million to $135 million for 2015.

Interest Expense
Interest expense was $0.5 million in the first quarter of 2015, compared to $0.4 million in the first quarter of 2014. We had total average borrowings (including capital leases) of $51.4 million in the first quarter of 2015 compared to total average borrowings of $46.8 million in the first quarter of 2014. The increase in total average borrowings (including capital leases) was primarily due to an increase in capital leases of $21.2 million, partially offset by a decrease of $16.6 million to our average revolving debt balance under the 2011 Credit Agreement. The increase in capital leases was driven by our entrance into a capital lease for store security equipment in late 2014. The decrease to our average revolving debt balance was primarily the result of utilizing a portion of our cash inflows from operations, which exceeded cash outflows from investing activities, to repay portions of our indebtedness.

Income Taxes
The effective income tax rate for the first quarter of 2015 and the first quarter of 2014 for income from continuing operations was 38.1% and 39.0%, respectively. The decrease in the effective income tax rate was primarily driven by state income tax credits, and the recognition of income tax benefits associated with state and local settlements, partially offset by the favorable 2014 re-measurement of unrecognized income tax benefits related to state audit activity.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. During the first quarter of 2015, we incurred minimal costs associated with our discontinued operations.

Additionally, we elected to classify the U.S. deferred tax benefit related to the excess tax basis in the common shares of Big Lots Canada anticipated to be recovered as a worthless stock deduction in the foreseeable future in discontinued operations, as this deduction is attributable to our Canadian operations which we have classified as discontinued operations. During the first quarter of 2014, we recognized an income tax benefit of $8.9 million primarily related to this tax deduction.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement, which was amended on May 30, 2013, was scheduled to expire on May 30, 2018. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that extended its expiration date to May 30, 2020.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 2, 2015, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 2, 2015, we had $40.5 million borrowings under the 2011 Credit Agreement, and the borrowings available under the 2011 Credit Agreement were $650.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $9.1 million.

In March 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our outstanding common shares. During the first quarter of 2015, we purchased approximately 0.8 million of our common shares for $35.1 million under the 2015 Repurchase Program. We expect the repurchases to be made from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase program will be available to meet obligations under equity compensation plans and for general corporate purposes. We intend to fund the repurchases with cash provided by operations, although given the cyclical pattern of our cash flows, we may need to use borrowings under the 2011 Credit Agreement to fund repurchases during the second and third quarters of 2015.

In March 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on April 3, 2015 to shareholders of record as of the close of business on March 20, 2015. The cash dividend of $0.19 per common share represented an increase of $0.02, or 12%, from the fourth quarter of 2014. In the first quarter of 2015, we paid approximately $10.2 million in dividends.

The following table compares the primary components of our cash flows from the first quarter 2015 compared to the first quarter 2014:

(In thousands)	2015	2014	Change
Net cash provided by operating activities	$87,525	$102,166	$(14,641)
Net cash used in investing activities	(28,752)	(15,484)	(13,268)
Net cash used in financing activities	$(43,843)	$(93,408)	$49,565

Cash provided by operating activities decreased by $14.7 million to $87.5 million in the first quarter of 2015 compared to $102.2 million in the first quarter of 2014. The decrease was primarily driven by a decrease in cash provided by the sale of inventory in the ordinary course of business of $64.1 million coupled with a decrease in cash used to pay for accounts payable of $27.3 million in the first quarter of 2015 as compared to the first quarter of 2014. The significant cash inflows from inventory in the first quarter of 2014 were associated with our decision to reduce in-store inventory levels through our Edit to Amplify merchandise strategy. Since the first quarter of 2014, we have purchased merchandise in volumes more consistent with our expected sales opportunities. We believe this has normalized our cash inflows and outflows associated with inventory sales and payments on accounts payable for merchandise inventory during the first quarter of 2015. Additionally, we experienced an increase in cash outflows related to other current liabilities during the first quarter of 2015 as compared to the first quarter of 2014, which was primarily related to the payment of bonus compensation associated with our corporate financial performance during 2014. In the first quarter of 2014, there were no bonus payments associated with corporate financial performance during 2013. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $28.9 million, which was primarily driven by the increase in comparable store sales in the first quarter of 2015 along with the absence of losses from discontinued operations associated with the wind down of our Canadian operations in the first quarter of 2015. Additionally, the change in our net current income taxes payable increased our cash provided by operating activities by $20.3 million in the first quarter of 2015 as compared to the first quarter of 2014 primarily because we were not required to make a federal tax extension payment during the first quarter of 2015 associated with our 2014 federal income tax return as a result of the worthless stock deduction associated with the wind down of our Canadian operations. In the first quarter of 2014, we were required to make a federal tax extension payment on our 2013 federal income tax return.

Cash used in investing activities increased by $13.3 million to $28.8 million in the first quarter of 2015 compared to $15.5 million in the first quarter of 2014.  The increase was primarily due to an increase of $23.3 million in capital expenditures to $39.3 million in the first quarter of 2015 compared to $16.0 million in the first quarter of 2014. The increase in capital expenditure was driven by the continued roll-out our cooler and freezer program, the upgrade in our POS systems, and investment in our e-commerce project. The increase in capital expenditures was partially offset by cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015.

Cash used in financing activities decreased by $49.6 million to $43.8 million in the first quarter of 2015 compared to $93.4 million in the first quarter of 2014.  The primary driver of the decrease was the $50.9 million reduction in cash used under our share repurchase programs in the first quarter of 2014 and first quarter of 2015, as the amount decreased to $25.7 million in 2015 from $76.6 million in 2014. Additionally, proceeds received from the exercise of stock options increased $8.5 million to $15.0 million in the first quarter of 2015 compared to $6.5 million in the first quarter of 2014. Partially offsetting the decrease in cash used in financing activities was a cash dividend payment of $10.2 million in the first quarter of 2015.

On a consolidated basis, we continue to expect cash provided by operating activities less capital expenditures to be approximately $175 million for 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2014 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2014 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2011 Credit Agreement. An increase or decrease of 1% in interest rates would not have a material effect on our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At May 2, 2015, we had outstanding derivative instruments for 4,500,000 gallons of diesel fuel with an immaterial fair value. Prior to the first quarter of 2015, we had no outstanding derivative instruments associated with diesel fuel.

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

Item 1A. Risk Factors

During the first quarter of 2015, there were no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2015 - February 28, 2015	1	$48.13	—	$—
March 1, 2015 - March 28, 2015	32	49.96	—	200,000
March 29, 2015 - May 2, 2015	754	46.60	753	164,896
Total	787	$46.74	753	$164,896

(1)
The 2015 Repurchase Program is comprised of a March 4, 2015 authorization by our Board of Directors for the repurchase of up to $200.0 million of our common shares. During the first quarter of 2015, we purchased approximately $35.1 million of our common shares under the 2015 Repurchase Program.

(2)
In February, March, and April 2015, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 590, 32,091, and 1,134 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: June 10, 2015

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)