Form 10-Q
period 2015-08-01
BIG LOTS INC
filed 2015-09-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 4, 2015, was 49,567,150.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 1, 2015

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$1,209,686	$1,195,363	$2,490,141	$2,476,634
Cost of sales (exclusive of depreciation expense shown separately below)	733,852	725,836	1,510,191	1,513,551
Gross margin	475,834	469,527	979,950	963,083
Selling and administrative expenses	414,305	412,142	834,551	829,688
Depreciation expense	30,992	29,443	62,217	58,268
Operating profit	30,537	27,942	83,182	75,127
Interest expense	(969)	(510)	(1,465)	(860)
Other income (expense)	(1,742)	—	(1,714)	—
Income from continuing operations before income taxes	27,826	27,432	80,003	74,267
Income tax expense	10,115	10,220	29,984	28,474
Income from continuing operations	17,711	17,212	50,019	45,793
(Loss) income from discontinued operations, net of tax benefit of $48, $3,841, $108 and $12,796, respectively	(75)	2,726	(170)	(22,507)
Net income	$17,636	$19,938	$49,849	$23,286

Earnings per common share - basic:
Continuing operations	$0.35	$0.31	$0.96	$0.82
Discontinued operations	—	0.05	—	(0.40)
	$0.35	$0.36	$0.96	$0.42

Earnings per common share - diluted:
Continuing operations	$0.35	$0.31	$0.95	$0.81
Discontinued operations	—	0.05	—	(0.40)
	$0.34	$0.36	$0.95	$0.41

Weighted-average common shares outstanding:
Basic	50,831	54,991	51,959	56,001
Dilutive effect of share-based awards	505	698	536	630
Diluted	51,336	55,689	52,495	56,631

Cash dividends declared per common share	$0.19	$0.17	$0.38	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$17,636	$19,938	$49,849	$23,286
Other comprehensive income:
Foreign currency translation	—	—	—	5,022
Amortization of pension, net of tax of $(208), $(144), $(412), and $(303), respectively	296	219	599	423
Valuation adjustment of pension, net of tax of $0, $0, $(239) and $0, respectively	—	—	356	—
Total other comprehensive income	296	219	955	5,445
Comprehensive income	$17,932	$20,157	$50,804	$28,731

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$57,363	$52,261
Inventories	821,444	851,669
Deferred income taxes	43,691	39,154
Other current assets	106,236	95,345
Total current assets	1,028,734	1,038,429
Property and equipment - net	578,802	550,555
Deferred income taxes	15,968	7,139
Other assets	40,859	39,768
Total assets	$1,664,363	$1,635,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,640	$358,932
Property, payroll, and other taxes	79,140	76,924
Accrued operating expenses	72,593	62,955
Insurance reserves	41,282	38,824
Accrued salaries and wages	34,955	47,878
Income taxes payable	1,244	2,316
Total current liabilities	594,854	587,829
Long-term obligations	223,200	62,100
Deferred rent	64,387	65,930
Insurance reserves	56,485	55,606
Unrecognized tax benefits	18,020	17,888
Other liabilities	66,885	56,988
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 49,037 shares and 52,912 shares, respectively	1,175	1,175
Treasury shares - 68,458 shares and 64,583 shares, respectively, at cost	(2,064,998)	(1,878,523)
Additional paid-in capital	581,655	574,454
Retained earnings	2,136,401	2,107,100
Accumulated other comprehensive loss	(13,701)	(14,656)
Total shareholders’ equity	640,532	789,550
Total liabilities and shareholders’ equity	$1,664,363	$1,635,891

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - February 1, 2014	57,548	$1,175	59,947	$(1,670,041)	$562,447	$2,021,357	$(13,511)	$901,427
Comprehensive income	—	—	—	—	—	23,286	5,445	28,731
Dividends declared	—	—	—	—	—	(9,585)	—	(9,585)
Purchases of common shares	(3,290)	—	3,290	(125,423)	—	—	—	(125,423)
Exercise of stock options	708	—	(708)	19,990	3,609	—	—	23,599
Restricted shares vested	37	—	(37)	1,055	(1,055)	—	—	—
Performance shares vested	13	—	(13)	357	(357)	—	—	—
Tax charge from share-based awards	—	—	—	—	(1,141)	—	—	(1,141)
Share activity related to deferred compensation plan	1	—	(1)	19	21	—	—	40
Share-based employee compensation expense	—	—	—	—	4,973	—	—	4,973
Balance - August 2, 2014	55,017	1,175	62,478	(1,774,043)	568,497	2,035,058	(8,066)	822,621
Comprehensive income	—	—	—	—	—	90,990	(6,590)	84,400
Dividends declared	—	—	—	—	—	(18,948)	—	(18,948)
Purchases of common shares	(2,832)	—	2,832	(125,248)	—	—	—	(125,248)
Exercise of stock options	681	—	(681)	19,450	(443)	—	—	19,007
Restricted shares vested	33	—	(33)	940	(940)	—	—	—
Performance shares vested	12	—	(12)	359	(359)	—	—	—
Tax benefit from share-based awards	—	—	—	—	2,135	—	—	2,135
Share activity related to deferred compensation plan	1	—	(1)	19	3	—	—	22
Share-based employee compensation expense	—	—	—	—	5,561	—	—	5,561
Balance - January 31, 2015	52,912	1,175	64,583	(1,878,523)	574,454	2,107,100	(14,656)	789,550
Comprehensive income	—	—	—	—	—	49,849	955	50,804
Dividends declared	—	—	—	—	—	(20,548)	—	(20,548)
Purchases of common shares	(4,400)	—	4,400	(201,751)	—	—	—	(201,751)
Exercise of stock options	404	—	(404)	11,752	3,445	—	—	15,197
Restricted shares vested	120	—	(120)	3,515	(3,515)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	390	—	—	390
Share activity related to deferred compensation plan	1	—	(1)	9	1	—	—	10
Share-based employee compensation expense	—	—	—	—	6,880	—	—	6,880
Balance - August 1, 2015	49,037	$1,175	68,458	$(2,064,998)	$581,655	$2,136,401	$(13,701)	$640,532

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Operating activities:
Net income	$49,849	$23,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54,329	51,648
Deferred income taxes	(14,017)	(1,817)
Loss on disposition of property and equipment	956	1,382
Non-cash impairment charge	—	1,424
Non-cash share-based compensation expense	6,880	4,973
Excess tax benefit from share-based awards	(1,021)	(822)
Unrealized loss on fuel derivative instruments	1,714	—
Pension expense, net of contributions	1,710	1,363
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	30,225	115,526
Accounts payable	6,708	14,196
Current income taxes	(10,866)	(50,962)
Other current assets	(11,125)	(6,909)
Other current liabilities	(7,199)	6,525
Other assets	1,413	2,160
Other liabilities	7,107	(4,804)
Net cash provided by operating activities	116,663	157,169
Investing activities:
Capital expenditures	(76,649)	(38,441)
Cash proceeds from sale of property and equipment	12,354	908
Other	(7)	(75)
Net cash used in investing activities	(64,302)	(37,608)
Financing activities:
Net proceeds from (repayments of) borrowings under bank credit facility	161,100	(20,500)
Payment of capital lease obligations	(2,126)	(468)
Dividends paid	(19,931)	(9,366)
Proceeds from the exercise of stock options	15,197	23,599
Excess tax benefit from share-based awards	1,021	822
Deferred bank credit facility fees paid	(779)	—
Payment for treasury shares acquired	(201,751)	(125,423)
Other	10	40
Net cash used in financing activities	(47,259)	(131,296)
Impact of foreign currency on cash	—	5,139
Increase (decrease) in cash and cash equivalents	5,102	(6,596)
Cash and cash equivalents:
Beginning of period	52,261	68,629
End of period	$57,363	$62,033

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer operating in the United States of America (“U.S.”). At August 1, 2015, we operated 1,464 stores in 48 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2015 (“2015”) is comprised of the 52 weeks that began on February 1, 2015 and will end on January 30, 2016.  Fiscal year 2014 (“2014”) was comprised of the 52 weeks that began on February 2, 2014 and ended on January 31, 2015.  The fiscal quarters ended August 1, 2015 (“second quarter of 2015”) and August 2, 2014 (“second quarter of 2014”) were both comprised of 13 weeks.  The year-to-date periods ended August 1, 2015 (“year-to-date 2015”) and August 2, 2014 (“year-to-date 2014”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $37.7 million and $37.3 million for the second quarter of 2015 and the second quarter of 2014, respectively, and $79.3 million and $78.1 million for the year-to-date 2015 and the year-to-date 2014, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.1 million and $18.9 million for the second quarter of 2015 and the second quarter of 2014, respectively, and $37.8 million and $40.8 million for the year-to-date 2015 and the year-to-date 2014, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2015 and the year-to-date 2014:

	Twenty-Six Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$928	$585
Cash paid for income taxes, excluding impact of refunds	54,907	68,314
Gross proceeds from borrowings under the bank credit facility	842,200	677,300
Gross repayments of borrowings under the bank credit facility	681,100	697,800
Non-cash activity:
Assets acquired under capital leases	9,655	—
Accrued property and equipment	16,664	10,666
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities, discontinued operations	496	(37,548)
Net cash provided by investing activities, discontinued operations	$—	$522

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration we expect to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017, but will allow for early adoption as of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into an additional amendment of the credit facility that among other things extended its expiration to May 30, 2020 (as amended, the “2011 Credit Agreement”). In connection with the additional amendment of the 2011 Credit Agreement, we paid bank fees and other expenses in the amount of $0.8 million, which are being amortized over the term of the amended agreement.

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 1, 2015, we had $223.2 million of borrowings outstanding under the 2011 Credit Agreement and $21.2 million was committed to outstanding letters of credit, leaving $455.6 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $18.1 million and $16.9 million at August 1, 2015 and January 31, 2015, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 1, 2015 or August 2, 2014 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the second quarter of 2015 and the second quarter of 2014, 0.3 million and 1.2 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2015 and the year-to-date 2014, 0.3 million and 1.8 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 4, 2015, our Board of Directors authorized a share repurchase program providing for the repurchase of $200 million of our common shares (“2015 Repurchase Program”). Pursuant to the 2015 Repurchase Program, we were authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2015 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2015 Repurchase Program had no scheduled termination date and was funded with cash and cash equivalents, cash generated from operations and by drawing on the 2011 Credit Agreement.

During the second quarter of 2015, we acquired approximately 3.6 million of our outstanding common shares for $164.9 million, which exhausted the 2015 Repurchase Program. During the year-to-date 2015, we have acquired approximately 4.4 million of our outstanding common shares for $200.0 million under the 2015 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2014:		(in thousands)	(in thousands)
Second quarter	$0.17	$9,585	$9,366
Total	$0.17	$9,585	$9,366
2015:		(in thousands)	(in thousands)
First quarter	$0.19	$10,479	$10,197
Second quarter	0.19	10,069	9,734
Total	$0.38	$20,548	$19,931

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2014 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $3.3 million and $2.2 million in the second quarter of 2015 and the second quarter of 2014, respectively, and $6.9 million and $5.0 million for the year-to-date 2015 and the year-to-date 2014, respectively.

The following table summarizes stock option activity for the year-to-date 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2015	1,703,213	$37.59
Exercised	(398,098)	37.66
Forfeited	(56,300)	34.95
Outstanding stock options at May 2, 2015	1,248,815	$37.69	3.9	$10,538
Exercised	(5,725)	35.95
Forfeited	—	—
Outstanding stock options at August 1, 2015	1,243,090	$37.70	3.7	$7,013
Vested or expected to vest at August 1, 2015	1,196,075	$37.70	3.7	$6,748
Exercisable at August 1, 2015	722,775	$37.87	3.1	$3,971

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13
Granted	189,778	49.33
Vested	(95,908)	37.16
Forfeited	(16,122)	34.36
Outstanding non-vested restricted stock at May 2, 2015	822,553	$40.90
Granted	26,163	46.17
Vested	(24,551)	43.01
Forfeited	(1,504)	48.67
Outstanding non-vested restricted stock at August 1, 2015	822,661	$41.02

The non-vested restricted stock units granted in the first and second quarters of 2015 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

As of August 1, 2015, we estimated a five-year period for vesting, and therefore expensing, of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding grants.

In 2013, in connection with his appointment as CEO and President, Mr. David J. Campisi was awarded 37,800 performance share units, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The performance share units have a contractual term of seven years. If the performance goals applicable to the remaining performance share units are not achieved prior to expiration, the awards will be forfeited. At August 1, 2015, 12,600 performance share units remain unvested and outstanding.

In the year-to-date 2015, we issued 271,856 performance share units, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At August 1, 2015, 705,206 nonvested performance share units were outstanding. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process used to establish the financial performance objectives, we will only meet the requirements of establishing a grant date for the performance share units when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, we have recognized no expense for these issued performance share units in the year-to-date 2015. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the performance share units will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period.

In the second quarter of 2015, 20,400 common shares underlying the restricted stock awards granted in 2014 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2015 Annual Meeting of Shareholders. These awards were part of the annual compensation granted in 2014 to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2015, each non-employee elected to our Board of Directors at our 2015 Annual Meeting of Shareholders received an annual restricted stock award having a grant date fair value of approximately $110,000.  The 2015 restricted stock awards will vest on the earlier of (1) the trading day immediately preceding our 2016 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$59	$3,341	$4,842	$5,930
Total fair value of restricted stock vested	1,130	888	5,912	1,411
Total fair value of performance shares vested	—	558	—	558

The total unearned compensation cost related to all share-based awards outstanding, excluding performance share units, at August 1, 2015 was approximately $23.5 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.6 years from August 1, 2015.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan and a nonqualified supplemental defined benefit pension plan covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2015	2014
Discount rate	3.3%	5.0%
Rate of increase in compensation levels	2.8%	3.0%
Expected long-term rate of return	5.2%	6.0%

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Service cost - benefits earned in the period	$512	$487	$1,024	$974
Interest cost on projected benefit obligation	594	807	1,188	1,614
Expected investment return on plan assets	(654)	(805)	(1,307)	(1,610)
Amortization of actuarial loss	502	371	1,004	743
Amortization of prior service cost	2	(8)	3	(17)
Net periodic pension cost	$956	$852	$1,912	$1,704

From time to time, we consider the financial benefits, such as reduced regulatory fees and income tax deductions, of making a voluntary contribution to the qualified defined benefit pension plan. We currently expect to make a voluntary contribution of $10.7 million to the qualified defined benefit pension plan during 2015. We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 30, 2016, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

In 2013, we sold certain tabletop torch and citronella products manufactured by a third party. In August 2013, we recalled these products and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third party manufacturer of the products for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage.

In the second quarter of 2015, we settled one of the lawsuits and reached an agreement in principle to settle another lawsuit, which is expected to be finalized in fiscal 2015. Two additional lawsuits remain pending against Big Lots in the United States District Court for the Western District of Pennsylvania and the United States District Court for the District of New Jersey, respectively. Both of the outstanding lawsuits are in the initial stages of litigation and discovery has not yet commenced in either case. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

Due to the inherent uncertainties of litigation, there can be no assurance that these lawsuits, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our financial condition, results of operations or cash flows, or that additional lawsuits relating to these products will not be filed against us in the future.

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

NOTE 9 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, tools, paint, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, hosiery, and infant accessories departments. In the first quarter of 2015, we realigned our merchandise categories to be consistent with the realignment of our merchandising team. See the Reclassifications section of note 1 to the consolidated financial statements for additional information.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands	2015	2014	2015	2014
Consumables	$235,353	$238,417	$457,127	$462,912
Furniture	233,776	216,102	572,645	524,199
Seasonal	232,934	239,277	423,151	442,197
Food	192,749	182,736	396,022	382,411
Soft Home	133,966	126,597	281,386	267,616
Hard Home	111,688	117,321	215,314	233,834
Electronics & Accessories	69,220	74,913	144,496	163,465
Net sales	$1,209,686	$1,195,363	$2,490,141	$2,476,634

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2014 and 2015:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 1, 2014	$(5,022)	$(8,489)	$(13,511)
Other comprehensive income before reclassifications	(39)	—	(39)
Amounts reclassified from accumulated other comprehensive loss	5,061	423	5,484
Net period change	5,022	423	5,445
Balance at August 2, 2014	—	(8,066)	(8,066)
Other comprehensive income before reclassifications	—	(8,180)	(8,180)
Amounts reclassified from accumulated other comprehensive loss	—	1,590	1,590
Net period change	—	(6,590)	(6,590)
Balance at January 31, 2015	—	(14,656)	(14,656)
Other comprehensive income before reclassifications	—	356	356
Amounts reclassified from accumulated other comprehensive loss	—	599	599
Net period change	—	955	955
Balance at August 1, 2015	$—	$(13,701)	$(13,701)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the second quarter of 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at May 3, 2014	$—	$(8,285)	$(8,285)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	219	219
Net period change	—	219	219
Balance at August 2, 2014	$—	$(8,066)	$(8,066)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the second quarter of 2015:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at May 2, 2015	$—	$(13,997)	$(13,997)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	296	296
Net period change	—	296	296
Balance at August 1, 2015	$—	$(13,701)	$(13,701)

The amounts reclassified from accumulated other comprehensive income associated with our pension plans have been reclassified to selling and administrative expenses in our statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

The amounts reclassified from accumulated other comprehensive income associated with foreign currency translation have been reclassified to (loss) income from discontinued operations in our statements of operations, as the amounts related to our former Canadian operations. Please see note 12 to the consolidated financial statements for further information on our discontinued operations.

NOTE 11 – DERIVATIVE INSTRUMENTS

In the first quarter of 2015, our Board of Directors authorized our management to enter into derivative instruments designed to mitigate certain risks; and we entered into collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value; and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations.

Our outstanding derivative instrument contracts for the second quarter of 2015 were comprised of the following:

Second Quarter
(In thousands)	2015
Diesel fuel collars (in gallons)	7,675

The fair value of our outstanding derivative instrument contracts was as follows:

		Assets (Liabilities)
(In thousands)		Second Quarter
Derivative Instrument	Balance Sheet Location	2015
Diesel fuel collars	Other current assets	$216
	Other assets	656
	Accrued operating expenses	(1,086)
	Other liabilities	(1,500)
Total derivative instruments		$(1,714)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		Second Quarter	Year-to-Date
Derivative Instrument	Statements of Operations Location	2015	2015
Diesel fuel collars
Realized	Other income (expense)	$—	$—
Unrealized	Other income (expense)	(1,742)	(1,714)
Total derivative instruments		$(1,742)	$(1,714)

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for the second quarter and year-to-date of 2015 and 2014 were comprised of the following:

	Second Quarter		Year-to-Date
(In thousands	2015	2014	2015	2014
Canadian operations	$(86)	$(1,048)	$(171)	$(35,154)
Other	(37)	(67)	(107)	(149)
Total loss from discontinued operations, pretax	$(123)	$(1,115)	$(278)	$(35,303)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our Canadian distribution centers. We completed the wind down activities during the first quarter of 2014, which included the closure of our Canadian stores and corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations. The results of our Canadian operations historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. In the first quarter of 2014, the results of our Canadian operations also included significant contract termination costs of $23.0 million, severance charges of $2.2 million and a loss on the realization of our cumulative translation adjustment on our investment in our Canadian operations of $5.1 million.

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

The loss from discontinued Canadian operations presented in our consolidated statements of operations was comprised of the following:

	Second Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Net sales	$—	$—	$—	$6,040
Cost of sales (exclusive of depreciation expense shown separately below)	—	(1)	3	3,380
Gross margin	—	1	(3)	2,660
Selling and administrative expenses	17	924	170	32,873
Depreciation expense	—	17	—	17
Operating loss	(17)	(940)	(173)	(30,230)
Interest expense	—	(5)	—	(27)
Other income (expense)	(69)	(103)	2	(4,897)
Loss from discontinued operations before income taxes	(86)	(1,048)	(171)	(35,154)
Income tax benefit	(31)	(3,808)	(65)	(12,733)
(Loss) income from discontinued operations	$(55)	$2,760	$(106)	$(22,421)

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

The following are the results from the second quarter of 2015 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2014:

•	Net sales increased $14.3 million, or 1.2%.

•	Comparable store sales, for stores open at least fifteen months, increased $32.4 million, or 2.8%.

•	Gross margin dollars increased $6.3 million, and gross margin rate was flat at 39.3% of sales.

•	Selling and administrative expenses increased $2.2 million. As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 34.2% of net sales.

•	Operating profit rate increased 20 basis points to 2.5%.

•	Diluted earnings per share from continuing operations increased from $0.31 per share to $0.35 per share.

•	Inventory increased by 2.7%, or $21.9 million, to $821.4 million from the second quarter of 2014.

•
We declared and paid a quarterly cash dividend in the amount of $0.19 per common share in the second quarter of 2015 compared to a quarterly cash dividend of $0.17 per common share paid in the second quarter of 2014.

•	We acquired 3.6 million of our outstanding common shares for $164.9 million in the second quarter of 2015 under our 2015 Repurchase Program, which exhausted the program.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed in the U.S. during the year-to-date 2015 and the year-to-date 2014:

	2015	2014
Stores open at the beginning of the fiscal year	1,460	1,493
Stores opened during the period	7	12
Stores closed during the period	(3)	(12)
Stores open at the end of the period	1,464	1,493

We have opened 7 stores in the year-to-date 2015 and expect to open 2 additional stores during the balance of the year. We expect to close between 30 and 35 stores during 2015, which will result in approximately 5 to 10 fewer net closings than we originally anticipated. The decrease in net closings from our original expectations is primarily due to improving store level performance at certain locations that management had considered closing, coupled with positive renewal option negotiations.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.7	60.7	60.6	61.1
Gross margin	39.3	39.3	39.4	38.9
Selling and administrative expenses	34.2	34.5	33.5	33.5
Depreciation expense	2.6	2.5	2.5	2.4
Operating profit	2.5	2.3	3.3	3.0
Interest expense	(0.1)	0.0	(0.1)	(0.0)
Other income (expense)	(0.1)	0.0	(0.1)	0.0
Income from continuing operations before income taxes	2.3	2.3	3.2	3.0
Income tax expense	0.8	0.9	1.2	1.1
Income from continuing operations	1.5	1.4	2.0	1.8
(Loss) income from discontinued operations	(0.0)	0.2	(0.0)	(0.9)
Net income	1.5%	1.7%	2.0%	0.9%

SECOND QUARTER OF 2015 COMPARED TO SECOND QUARTER OF 2014

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and the change in comparable store sales for stores open at least fifteen months (“comp” or “comps”) (in percentage) from the second quarter of 2015 compared to the second quarter of 2014 were as follows:

Second Quarter
($ in thousands)	2015		2014		Change		Comps
Consumables	$235,353	19.5%	$238,417	19.9%	$(3,064)	(1.3)%	0.6%
Furniture	233,776	19.3	216,102	18.1	17,674	8.2	9.0
Seasonal	232,934	19.3	239,277	20.0	(6,343)	(2.7)	(0.8)
Food	192,749	15.9	182,736	15.3	10,013	5.5	7.4
Soft Home	133,966	11.1	126,597	10.6	7,369	5.8	7.7
Hard Home	111,688	9.2	117,321	9.8	(5,633)	(4.8)	(2.9)
Electronics & Accessories	69,220	5.7	74,913	6.3	(5,693)	(7.6)	(6.7)
Net sales	$1,209,686	100.0%	$1,195,363	100.0%	$14,323	1.2%	2.8%

In the first quarter of 2015, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Specifically, we reclassified our home décor and frames departments from our former Furniture & Home Décor category to our Soft Home category. Subsequently, we changed the name of our Furniture & Home Décor category to Furniture. Sales results for the second quarter of 2014 have been reclassified to reflect this realignment.

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

Net sales increased $14.3 million, or 1.2%, to $1,209.7 million in the second quarter of 2015, compared to $1,195.4 million in the second quarter of 2014.  The increase in net sales was principally due to a 2.8% increase in comps, which increased net sales by $32.4 million, partially offset by the net decrease of 29 stores since the end of the second quarter of 2014, which decreased net sales by $18.1 million. The Furniture category experienced positive net sales and comps during the second quarter of 2015, driven by the continued impact of our Easy Leasing lease-to-purchase program on our upholstery and mattresses departments. Soft Home experienced increases in net sales and comps which were primarily driven by an improved product assortment coupled with additional square footage that was allocated to the department in the first quarter of 2015. The Food category experienced increased net sales and positive comps due to both the completion of the roll-out of our cooler and freezer program and an expanded assortment with more branded products, particularly in coolers and freezers, and closeouts. Consumables experienced a comp increase in most departments, which was principally driven by growth in our pet and household chemicals departments. The improvement in our pet department was driven by a new exclusive product offering, while household chemicals benefited from better closeout opportunities. The positive comps in these categories were partially offset by negative comps in our Seasonal, Hard Home, and Electronics & Accessories categories. While net sales and comps were positive in the two largest departments, lawn & garden and summer, within our Seasonal category, the negative overall comps in our Seasonal category occurred primarily as a result of management's decision to reduce the square footage allocated to our toys department at the beginning of fiscal 2015. Hard Home and Electronics & Accessories experienced negative comps as a result of an intentionally narrowed assortment, specifically in our electronics, home maintenance, auto, tools, and paint departments, which resulted from our “edit” activities in the second quarter of 2014.

Gross Margin
Gross margin dollars increased by $6.3 million to $475.8 million for the second quarter of 2015, compared to $469.5 million for the second quarter of 2014.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $5.6 million. Gross margin as a percentage of net sales was flat at 39.3% for the second quarter of 2015 and second quarter of 2014.

Selling and Administrative Expenses
Selling and administrative expenses were $414.3 million for the second quarter of 2015, compared to $412.1 million for the second quarter of 2014. The increase of $2.2 million, or 0.5%, was primarily due to a $4.5 million loss contingency associated with a merchandise-related legal matter during the second quarter of 2015. The increase was partially offset by a decrease in store-related payroll of $2.1 million. The decrease in store related payroll principally resulted from a net decrease of 29 stores compared to the second quarter of 2014.

As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 34.2% for the second quarter of 2015 compared to 34.5% for the second quarter of 2014.

Depreciation Expense
Depreciation expense increased $1.6 million to $31.0 million in the second quarter of 2015, compared to $29.4 million for the second quarter of 2014. The increase was directly related to our continued investment in systems and capital spending to support and maintain our stores, including our cooler and freezer program and the upgrade of our point-of-sale (“POS”) systems, and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points in the second quarter of 2015 compared to the second quarter of 2014.

Interest Expense
Interest expense was $1.0 million in the second quarter of 2015, compared to $0.5 million in the second quarter of 2014. We had total average borrowings (including capital leases) of $170.0 million in the second quarter of 2015 compared to total average borrowings of $77.1 million in the second quarter of 2014. The increase in total average borrowings (including capital leases) was primarily due to an increase of $67.7 million in our average revolving debt balance under the 2011 Credit Agreement along with an increase in capital leases of $25.2 million. The increase to our average revolving debt balance was primarily the result of our share repurchase activity since the end of the second quarter of 2014. The increase in capital leases was driven by our entrance into a capital lease for store security equipment in late 2014.

Other Income (Expense)
Other income (expense) was $(1.7) million in the second quarter of 2015, compared to $0.0 million in the second quarter of 2014.  We recognized unrealized losses of $1.7 million in the second quarter of 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation. We did not maintain any diesel fuel hedging contracts in 2014.

Income Taxes
The effective income tax rate for the second quarter of 2015 and the second quarter of 2014 for income from continuing operations was 36.4% and 37.3%, respectively.  The decrease in the effective income tax rate was primarily driven by an increase in hiring tax credits (principally federal income tax credits) primarily for associates hired in prior years (on account of government agency certification backlogs) offset by a decrease in the recognition of income tax benefits associated with state and local settlements.

Discontinued Operations

The impact of our loss from discontinued operations before income taxes were insignificant in both the second quarter of 2015 and the second quarter of 2014.

In 2014, we elected to include in discontinued operations the U.S. deferred tax benefit related to the excess tax basis in the common shares of Big Lots Canada anticipated to be recovered as a worthless stock deduction in the foreseeable future, as this deduction is attributable to our Canadian operations, which we have classified as discontinued operations. During the second quarter of 2014, we recognized a $3.8 million income tax benefit, primarily in conjunction with our Canadian operations.

YEAR-TO-DATE 2015 COMPARED TO YEAR-TO-DATE 2014

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and the change in comps (in percentage) from the year-to-date 2015 compared to the year-to-date 2014 were as follows:

Year-to-Date
($ in thousands)	2015		2014		Change		Comps
Furniture	$572,645	23.0%	$524,199	21.2%	$48,446	9.2%	10.0%
Consumables	457,127	18.4	462,912	18.7	(5,785)	(1.2)	0.8
Seasonal	423,151	17.0	442,197	17.9	(19,046)	(4.3)	(2.6)
Food	396,022	15.9	382,411	15.4	13,611	3.6	5.5
Soft Home	281,386	11.3	267,616	10.8	13,770	5.1	7.0
Hard Home	215,314	8.6	233,834	9.4	(18,520)	(7.9)	(6.0)
Electronics & Accessories	144,496	5.8	163,465	6.6	(18,969)	(11.6)	(9.9)
Net sales	$2,490,141	100.0%	$2,476,634	100.0%	$13,507	0.5%	2.2%

As discussed above in the section “Second Quarter of 2015 Compared to Second Quarter of 2014”, in the first quarter of 2015, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Sales results for the year-to-date 2014 have been reclassified to reflect this realignment.

Net sales increased $13.5 million, or 0.5%, to $2,490.1 million in the year-to-date 2015, compared to $2,476.6 million in the year-to-date 2014.  The increase in net sales was principally due to a 2.2% increase in comps, which increased net sales by $52.3 million, partially offset by the net decrease of 29 stores since the end of the second quarter of 2014, which decreased net sales by $38.8 million.  The Furniture category experienced positive net sales and comps in nearly all categories during the year-to-date 2015, led by our upholstery and mattresses departments, driven by the impact of our Easy Leasing lease-to-purchase program. Although many departments in our Soft Home category experienced net sales and comp increases, the overall increases in Soft Home net sales and comps were primarily driven by our bath and bedding departments, which focused on new products and improved quality. The Food category experienced positive comps and increased net sales, which were attributable to an increased square footage allocation, the completion of the roll-out of our cooler and freezer program, and expanded assortments of branded products, particularly in connection with closeouts. Consumables experienced a comp increase, which was driven by growth in many departments, particularly our pet and household chemicals departments, which benefited from product expansion and increased closeouts, respectively, during the year-to-date 2015. The positive comps in these categories were partially offset by negative comps in our Seasonal, Hard Home, and Electronics & Accessories categories. The negative comps in Seasonal were primarily due to the reduction in the square footage allocated to our toys department, which was shifted to the Soft Home category. Our Hard Home and Electronics & Accessories both experienced negative comps as a result of an intentionally narrowed assortment, specifically in our electronics, home maintenance, auto, tools, and paint departments, which resulted from our “edit” activities in 2014.

Based on our year-to-date 2015 results and trends during August, we expect comparable store sales to increase in the range of 2% to 3% the third quarter of 2015. We also expect comparable store sales to increase in the range of 1% to 2% the fourth quarter of 2015. which includes the holiday selling season.

Gross Margin
Gross margin dollars increased $16.9 million, or 1.8%, to $980.0 million for the year-to-date 2015, compared to $963.1 million for the year-to-date 2014.  The increase in gross margin dollars was principally due to an increase in gross margin rate, which increased gross margin dollars by approximately $11.6 million, coupled with an increase in net sales of $13.5 million, which benefited gross margin dollars by approximately $5.3 million. Gross margin as a percentage of net sales increased 50 basis points to 39.4% in the year-to-date 2015, compared to 38.9% in the year-to-date 2014.  The gross margin rate increase was principally due to the impact of a lower markdown rate during the first quarter of 2015. The decrease in the markdown rate for the first quarter of 2015 compared to the first quarter of 2014 was primarily driven by higher discounts taken last year to sell through certain under-performing categories, as we narrowed our product assortment as part of our Edit to Amplify merchandising strategy. The gross margin rate in the second quarter of 2015 was consistent with the second quarter of 2014.

In the third and fourth quarters of 2015, we expect our gross margin rate will remain flat in comparison to the third and fourth quarters of 2014.

Selling and Administrative Expenses
Selling and administrative expenses were $834.6 million for the year-to-date 2015, compared to $829.7 million for the year-to-date 2014. The increase of $4.9 million, or 0.6%, was primarily due to a $4.5 million loss contingency associated with a merchandise-related legal matter during the second quarter of 2015, along with increases in corporate office payroll expense of $2.6 million. These increases were partially offset by a decrease in store related payroll of $3.1 million. The increase in corporate office payroll expenses was primarily driven by annual merit increases combined with our investment in building out our eCommerce support functions, including information technology and marketing team members. The decrease in store-related payroll resulted principally from a net decrease of 29 stores compared to the end of the second quarter of 2014.

As a percentage of net sales, selling and administrative expenses were flat at 33.5% for the year-to-date 2015 and the year-to-date 2014.

For the balance of 2015, we anticipate that our selling and administrative expenses as a percentage of net sales will decrease compared to the third and fourth quarters of 2014.

Depreciation Expense
Depreciation expense increased $3.9 million to $62.2 million in the year-to-date 2015, compared to $58.3 million for the year-to-date 2014. The increase was directly related to our continued investment in systems and capital spending to support and maintain our stores, including our cooler and freezer program and the upgrade of our POS systems, and distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2014.

We expect that our depreciation expense will increase in the third and fourth quarters of 2015 as compared to the third and fourth quarters of 2014 driven by the investments we have made in our cooler and freezer program, our POS upgrade project, and the updates to our store asset protection infrastructure. Total capital expenditures are forecasted in the range of $130 million to $135 million for 2015.

Interest Expense
Interest expense was $1.5 million in the year-to-date 2015, compared to $0.9 million in the year-to-date 2014.  The increase was driven by higher average borrowings under our bank credit facility. We had total average borrowings (including capital leases) of $110.7 million in the year-to-date 2015 compared to total average borrowings of $62.0 million in the year-to-date 2014. The increase to our average revolving debt balance was primarily the result of our share repurchase activity since the end of the second quarter of 2014. The increase in capital leases was driven by our entrance into a capital lease for store security equipment in late 2014.

Other Income (Expense)
Other income (expense) was $(1.7) million in the year-to-date 2015, compared to $0.0 million in the year-to-date 2014.   We recognized unrealized losses of $1.7 million in the second quarter of 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation. We did not maintain any diesel fuel hedging contracts in 2014.

Income Taxes
The effective income tax rate for the year-to-date 2015 and the year-to-date 2014 for income from continuing operations was 37.5% and 38.3%, respectively.   The lower effective income tax rate was primarily driven by an increase in hiring tax credits (principally federal tax credits) primarily for associates hired in prior years (on account of government agency certification backlogs) offset by a decrease in the recognition of income tax benefits associated with a favorable 2014 re-measurement of unrecognized income tax benefits related to state audit activity.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. During the year-to-date 2015, we incurred minimal costs associated with our discontinued operations.

Additionally, we elected to classify in discontinued operations the U.S. deferred tax benefit related to the excess tax basis in the common shares of Big Lots Canada anticipated to be recovered as a worthless stock deduction in the foreseeable future, as this deduction is attributable to our Canadian operations which we have classified as discontinued operations. During the year-to-date 2014, we recognized a $12.7 million income tax benefit.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement was amended on May 28, 2015 and is currently scheduled to expire on May 30, 2020.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 1, 2015, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At August 1, 2015, we had $223.2 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $455.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $21.2 million.

In March 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our outstanding common shares. During the year-to-date 2015, we exhausted the 2015 Repurchase Program by purchasing approximately 4.4 million common shares at an average price of $45.82 per share.

In the year-to-date 2015, we have declared and paid two quarterly cash dividends of $0.19 per common share for a total paid amount of approximately $19.9 million.

In August 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on September 25, 2015 to shareholders of record as of the close of business on September 11, 2015.

The following table compares the primary components of our cash flows from the year-to-date 2015 compared to the year-to-date 2014:

(in thousands)	2015	2014	Change
Net cash provided by operating activities	$116,663	$157,169	$(40,506)
Net cash used in investing activities	(64,302)	(37,608)	(26,694)
Net cash used in financing activities	$(47,259)	$(131,296)	$84,037

Cash provided by operating activities decreased by $40.5 million to $116.7 million in the year-to-date 2015 compared to $157.2 million of cash provided by operating activities in the year-to-date 2014. The decrease was primarily driven by a decrease in cash provided by the sale of inventory in the ordinary course of business of $85.3 million in the year-to-date 2015 as compared to the year-to-date 2014. The significant cash inflows from inventory in the year-to-date 2014 were associated with our decision to reduce in-store inventory levels through our Edit to Amplify merchandise strategy. Since the second quarter of 2014, we have purchased merchandise in volumes more consistent with our expected sales opportunities. We believe this has normalized our cash inflows and outflows associated with inventory sales and payments on accounts payable for merchandise inventory during the year-to-date 2015. Additionally, our deferred income taxes increased $12.2 million in the year-to-date 2015 to $14.0 million from $1.8 million in the year-to-date 2014. Partially offsetting the decrease in cash provided by operating activities was a change in our net current income taxes payable, which increased our cash provided by operating activities by $40.1 million in the year-to-date 2015 as compared to the year-to-date 2014 primarily because we were not required to make a federal tax extension payment during the year-to-date 2015 associated with our 2014 federal income tax return as a result of the worthless stock deduction associated with the wind down of our Canadian operations. In the year-to-date 2014, we were required to make a federal tax extension payment on our 2013 federal income tax return, as we had a federal income tax payable balance at the end of 2013. Additionally, our net income increased $26.5 million in the year-to-date 2015 compared to the year-to-date 2014, which improved our cash provided by operating activities. The increase in net income was primarily driven by the increase in our comparable store sales in the year-to-date 2015 along with the absence of losses in the year-to-date 2015 from discontinued operations associated with the wind down of our Canadian operations.

Cash used in investing activities increased by $26.7 million to $64.3 million in the year-to-date 2015 compared to $37.6 million in the year-to-date 2014.  The increase was primarily driven by a $38.2 million increase in capital expenditures to $76.6 million in the year-to-date 2015 compared to $38.4 million in the year-to-date 2014. The increase in capital expenditures was driven by the completion of the roll-out of our cooler and freezer program, the upgrade in our POS systems, and investment in our eCommerce project. The increase in capital expenditures was partially offset by cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015.

Cash used in financing activities decreased by $84.0 million to $47.3 million in the year-to-date 2015 compared to $131.3 million of cash used in financing activities in the year-to-date 2014. The primary drivers of this decrease was an increase of $181.6 million in net borrowings under our bank credit facility to $161.1 million in the year-to-date 2015 compared to net repayments of $20.5 million in the year-to-date 2014. Partially offsetting the increase in borrowings was an increase of $76.4 million in payments for treasury shares acquired to $201.8 million in the year-to-date 2015 from $125.4 million in the year-to-date 2014. In our respective share repurchase programs, we acquired approximately 4.4 million of our outstanding common shares for $200.0 million in the year-to-date 2015 compared to approximately 3.3 million outstanding common shares for $125.0 million in the year-to-date 2014. Additionally, dividends paid in the year-to-date 2015 increased $10.5 million to $19.9 million compared to $9.4 million in the year-to-date 2014 as a result of a 12% increase in our quarterly dividend payment from $0.17 per share in the second quarter of 2014 to $0.19 per share in the first and second quarters of 2015 along with no dividend payment in the first quarter of 2014.

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

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At August 1, 2015, we had outstanding derivative instruments, in the form of collars, covering 7,675,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2015	1,900	1,900	$(315)
2016	3,750	3,750	(926)
2017	2,025	2,025	(473)
Total	7,675	7,675	$(1,714)

Additionally, at August 1, 2015, a 1% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $0.2 million.

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

Item 1A. Risk Factors

During the second quarter of 2015, there were no material changes to the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2015 - May 30, 2015	1,156	$45.62	1,155	$112,203
May 31, 2015 - June 27, 2015	711	46.02	711	79,503
June 28, 2015 - August 1, 2015	1,746	45.54	1,746	—
Total	3,613	$45.66	3,612	$—

(1)
The 2015 Repurchase Program is comprised of a March 4, 2015 authorization by our Board of Directors for the repurchase of up to $200.0 million of our common shares. During the second quarter of 2015, we exhausted the program by purchasing approximately $164.9 million of our common shares under the 2015 Repurchase Program.

(2)
In May, June, and July 2015, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 459, 692, and 248 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1
Second Amendment to Credit Agreement among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2015).

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

Dated: September 9, 2015

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)