Form 10-Q
period 2015-10-31
BIG LOTS INC
filed 2015-12-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 4, 2015, was 49,552,919.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2015

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	2

b)	Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	3

c)	Consolidated Balance Sheets at October 31, 2015 (Unaudited) and January 31, 2015	4

d)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	5

e)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	6

f)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II. Other Information		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signature		31

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$1,116,474	$1,107,095	$3,606,615	$3,583,729
Cost of sales (exclusive of depreciation expense shown separately below)	676,467	676,153	2,186,658	2,189,704
Gross margin	440,007	430,942	1,419,957	1,394,025
Selling and administrative expenses	411,994	404,732	1,246,545	1,234,420
Depreciation expense	30,171	30,267	92,388	88,535
Operating (loss) profit	(2,158)	(4,057)	81,024	71,070
Interest expense	(1,272)	(756)	(2,737)	(1,616)
Other income (expense)	(673)	—	(2,387)	—
(Loss) income from continuing operations before income taxes	(4,103)	(4,813)	75,900	69,454
Income tax (benefit) expense	(2,400)	(1,698)	27,584	26,776
(Loss) income from continuing operations	(1,703)	(3,115)	48,316	42,678
Income (loss) from discontinued operations, net of tax (expense) benefit of $(118), $207, $(10) and $13,003, respectively	195	(326)	25	(22,833)
Net (loss) income	$(1,508)	$(3,441)	$48,341	$19,845

Earnings per common share - basic:
Continuing operations	$(0.03)	$(0.06)	$0.95	$0.77
Discontinued operations	—	(0.01)	—	(0.41)
	$(0.03)	$(0.06)	$0.95	$0.36

Earnings per common share - diluted:
Continuing operations	$(0.03)	$(0.06)	$0.94	$0.76
Discontinued operations	—	(0.01)	—	(0.41)
	$(0.03)	$(0.06)	$0.94	$0.35

Weighted-average common shares outstanding:
Basic	49,057	54,850	50,992	55,617
Dilutive effect of share-based awards	—	—	540	603
Diluted	49,057	54,850	51,532	56,220

Cash dividends declared per common share	$0.19	$0.17	$0.57	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net (loss) income	$(1,508)	$(3,441)	$48,341	$19,845
Other comprehensive income:
Foreign currency translation	—	—	—	5,022
Amortization of pension, net of tax expense of $190, $155, $602, and $457, respectively	313	208	912	631
Valuation adjustment of pension, net of tax (expense) benefit of $(2,008), $198, $(2,247) and $198, respectively	3,050	(272)	3,406	(272)
Total other comprehensive income (loss)	3,363	(64)	4,318	5,381
Comprehensive income (loss)	$1,855	$(3,505)	$52,659	$25,226

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$61,541	$52,261
Inventories	1,047,322	851,669
Deferred income taxes	48,231	39,154
Other current assets	110,184	95,345
Total current assets	1,267,278	1,038,429
Property and equipment - net	576,563	550,555
Deferred income taxes	6,247	7,139
Other assets	39,209	39,768
Total assets	$1,889,297	$1,635,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490,049	$358,932
Property, payroll, and other taxes	81,808	76,924
Accrued operating expenses	76,761	62,955
Insurance reserves	42,661	38,824
Accrued salaries and wages	36,658	47,878
Income taxes payable	862	2,316
Total current liabilities	728,799	587,829
Long-term obligations	334,900	62,100
Deferred rent	61,418	65,930
Insurance reserves	57,527	55,606
Unrecognized tax benefits	17,809	17,888
Other liabilities	51,572	56,988
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 49,086 shares and 52,912 shares, respectively	1,175	1,175
Treasury shares - 68,409 shares and 64,583 shares, respectively, at cost	(2,063,544)	(1,878,523)
Additional paid-in capital	584,635	574,454
Retained earnings	2,125,344	2,107,100
Accumulated other comprehensive loss	(10,338)	(14,656)
Total shareholders’ equity	637,272	789,550
Total liabilities and shareholders’ equity	$1,889,297	$1,635,891

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - February 1, 2014	57,548	$1,175	59,947	$(1,670,041)	$562,447	$2,021,357	$(13,511)	$901,427
Comprehensive income	—	—	—	—	—	19,845	5,381	25,226
Dividends declared	—	—	—	—	—	(19,303)	—	(19,303)
Purchases of common shares	(5,896)	—	5,896	(240,462)	—	—	—	(240,462)
Exercise of stock options	1,249	—	(1,249)	35,378	2,174	—	—	37,552
Restricted shares vested	68	—	(68)	1,940	(1,940)	—	—	—
Performance shares vested	25	—	(25)	716	(716)	—	—	—
Tax benefit from share-based awards	—	—	—	—	1,076	—	—	1,076
Share activity related to deferred compensation plan	2	—	(2)	38	24	—	—	62
Share-based employee compensation expense	—	—	—	—	8,006	—	—	8,006
Balance - November 1, 2014	52,996	1,175	64,499	(1,872,431)	571,071	2,021,899	(8,130)	713,584
Comprehensive income	—	—	—	—	—	94,431	(6,526)	87,905
Dividends declared	—	—	—	—	—	(9,230)	—	(9,230)
Purchases of common shares	(226)	—	226	(10,209)	—	—	—	(10,209)
Exercise of stock options	140	—	(140)	4,062	992	—	—	5,054
Restricted shares vested	2	—	(2)	55	(55)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax charge from share-based awards	—	—	—	—	(82)	—	—	(82)
Share activity related to deferred compensation plan	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	2,528	—	—	2,528
Balance - January 31, 2015	52,912	1,175	64,583	(1,878,523)	574,454	2,107,100	(14,656)	789,550
Comprehensive income	—	—	—	—	—	48,341	4,318	52,659
Dividends declared	—	—	—	—	—	(30,097)	—	(30,097)
Purchases of common shares	(4,402)	—	4,402	(201,849)	—	—	—	(201,849)
Exercise of stock options	448	—	(448)	13,093	3,158	—	—	16,251
Restricted shares vested	127	—	(127)	3,708	(3,708)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	683	—	—	683
Share activity related to deferred compensation plan	1	—	(1)	27	3	—	—	30
Share-based employee compensation expense	—	—	—	—	10,045	—	—	10,045
Balance - October 31, 2015	49,086	$1,175	68,409	$(2,063,544)	$584,635	$2,125,344	$(10,338)	$637,272

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Operating activities:
Net income	$48,341	$19,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,178	78,287
Deferred income taxes	(11,034)	3,563
Loss on disposition of property and equipment	970	2,033
Non-cash impairment charge	—	1,424
Non-cash share-based compensation expense	10,045	8,006
Excess tax benefit from share-based awards	(1,320)	(3,582)
Unrealized loss on fuel derivative instruments	2,224	—
Pension expense, net of contributions	(6,479)	1,758
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(195,653)	(160,424)
Accounts payable	131,117	163,997
Current income taxes	(15,403)	(59,851)
Other current assets	(10,862)	(1,332)
Other current liabilities	8,361	10,124
Other assets	2,551	1,402
Other liabilities	8,282	(2,872)
Net cash provided by operating activities	52,318	62,378
Investing activities:
Capital expenditures	(111,021)	(74,559)
Cash proceeds from sale of property and equipment	12,731	2,733
Other	(8)	(82)
Net cash used in investing activities	(98,298)	(71,908)
Financing activities:
Net proceeds from borrowings under bank credit facility	272,800	206,400
Payment of capital lease obligations	(3,315)	(703)
Dividends paid	(29,198)	(18,823)
Proceeds from the exercise of stock options	16,251	37,552
Excess tax benefit from share-based awards	1,320	3,582
Deferred bank credit facility fees paid	(779)	—
Payment for treasury shares acquired	(201,849)	(229,820)
Other	30	62
Net cash provided by (used in) financing activities	55,260	(1,750)
Impact of foreign currency on cash	—	5,139
Increase (decrease) in cash and cash equivalents	9,280	(6,141)
Cash and cash equivalents:
Beginning of period	52,261	68,629
End of period	$61,541	$62,488

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer operating in the United States of America (“U.S.”). At October 31, 2015, we operated 1,463 stores in 47 states and the District of Columbia.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2015 (“2015”) is comprised of the 52 weeks that began on February 1, 2015 and will end on January 30, 2016.  Fiscal year 2014 (“2014”) was comprised of the 52 weeks that began on February 2, 2014 and ended on January 31, 2015.  The fiscal quarters ended October 31, 2015 (“third quarter of 2015”) and November 1, 2014 (“third quarter of 2014”) were both comprised of 13 weeks.  The year-to-date periods ended October 31, 2015 (“year-to-date 2015”) and November 1, 2014 (“year-to-date 2014”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $41.0 million and $40.9 million for the third quarter of 2015 and the third quarter of 2014, respectively, and $120.3 million and $119.0 million for the year-to-date 2015 and the year-to-date 2014, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $15.9 million and $16.9 million for the third quarter of 2015 and the third quarter of 2014, respectively, and $53.7 million and $57.7 million for the year-to-date 2015 and the year-to-date 2014, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2015 and the year-to-date 2014:

	Thirty-Nine Weeks Ended
(In thousands)	October 31, 2015	November 1, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$2,162	$825
Cash paid for income taxes, excluding impact of refunds	55,671	69,573
Gross proceeds from borrowings under bank credit facility	1,190,900	1,131,900
Gross payments of borrowings under bank credit facility	918,100	925,500
Non-cash activity:
Assets acquired under capital leases	9,600	11,317
Accrued property and equipment	10,700	11,557
Share repurchases payable	—	10,642
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities, discontinued operations	625	(37,494)
Net cash provided by investing activities, discontinued operations	$—	$522

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of an interim or annual reporting period. We do not expect that the adoption of this guidance will have a significant impact on our consolidated financial statements.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 31, 2015, we had $334.9 million of borrowings outstanding under the 2011 Credit Agreement and $10.7 million was committed to outstanding letters of credit, leaving $354.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $17.7 million and $16.9 million at October 31, 2015 and January 31, 2015, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at October 31, 2015 or November 1, 2014 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the third quarter of 2015 and the third quarter of 2014, 0.3 million and 0.6 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  For the year-to-date 2015 and the year-to-date 2014, 0.3 million and 1.7 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 4, 2015, our Board of Directors authorized a share repurchase program providing for the repurchase of $200 million of our common shares (“2015 Repurchase Program”). The 2015 Repurchase Program was exhausted during the second quarter of 2015.

During the year-to-date 2015, we have acquired approximately 4.4 million of our outstanding common shares for $200.0 million under the 2015 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2014:		(in thousands)	(in thousands)
Second quarter	$0.17	$9,585	$9,366
Third quarter	0.17	9,718	9,457
Total	$0.34	$19,303	$18,823
2015:		(in thousands)	(in thousands)
First quarter	$0.19	$10,479	$10,197
Second quarter	0.19	10,069	9,734
Third quarter	0.19	9,549	9,267
Total	$0.57	$30,097	$29,198

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2014 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $3.2 million and $3.0 million in the third quarter of 2015 and the third quarter of 2014, respectively, and $10.0 million and $8.0 million for the year-to-date 2015 and the year-to-date 2014, respectively.

The following table summarizes stock option activity for the year-to-date 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2015	1,703,213	$37.59
Exercised	(398,098)	37.66
Forfeited	(56,300)	34.95
Outstanding stock options at May 2, 2015	1,248,815	$37.69	3.9	$10,538
Exercised	(5,725)	35.95
Forfeited	—	—
Outstanding stock options at August 1, 2015	1,243,090	$37.70	3.7	$7,013
Exercised	(44,438)	23.69
Forfeited	(20,000)	38.15
Outstanding stock options at October 31, 2015	1,178,652	$38.22	3.5	$9,287
Vested or expected to vest at October 31, 2015	1,134,649	$38.24	3.5	$8,922
Exercisable at October 31, 2015	695,712	$38.69	3.0	$5,154

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13
Granted	189,778	49.33
Vested	(95,908)	37.16
Forfeited	(16,122)	34.36
Outstanding non-vested restricted stock at May 2, 2015	822,553	$40.90
Granted	26,163	46.17
Vested	(24,551)	43.01
Forfeited	(1,504)	48.67
Outstanding non-vested restricted stock at August 1, 2015	822,661	$41.02
Granted	1,676	44.56
Vested	(6,412)	38.37
Forfeited	(23,130)	41.80
Outstanding non-vested restricted stock at October 31, 2015	794,795	$41.02

The non-vested restricted stock units granted in the first, second, and third quarters of 2015 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

As of October 31, 2015, we estimated a five-year period for vesting, and therefore expensing, of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding grants.

In 2013, in connection with his appointment as CEO and President, Mr. David J. Campisi was awarded 37,800 performance share units (“PSUs”), which vest based on the achievement of share price performance goals that had a weighted average grant-date fair value per share of $34.68. At October 31, 2015, 12,600 PSUs remain unvested and outstanding. The PSUs have a contractual term of seven years. If the performance goals applicable to the remaining PSUs are not achieved prior to expiration, the awards will be forfeited.

In the year-to-date 2015, we issued 238,130 PSUs, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At October 31, 2015, 671,480 nonvested PSUs, excluding the awards granted to Mr. Campisi at his appointment as CEO and President, were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. As a result of the process used to establish the financial performance objectives, we will only meet the requirements of establishing a grant date for the PSUs when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, we have recognized no expense for the PSUs that have been issued in 2014 and 2015 during the year-to-date 2015. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at October 31, 2015	Expected Valuation Date	Expected Expense Period
2014	389,949	March 2016	Fiscal 2016
2015	281,531	March 2017	Fiscal 2017
Total	671,480

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

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$1,098	$11,050	$5,940	$16,980
Total fair value of restricted stock vested	295	1,325	6,207	2,736
Total fair value of performance shares vested	—	585	—	1,143

The total unearned compensation cost related to all share-based awards outstanding, excluding performance share units, at October 31, 2015 was approximately $19.4 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.5 years from October 31, 2015.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan (“Pension Plan”) and a nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date occurred before April 1, 1994.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2015	2014
Discount rate	3.3%	5.0%
Rate of increase in compensation levels	2.8%	3.0%
Expected long-term rate of return	5.2%	6.0%

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Service cost - benefits earned in the period	$512	$489	$1,536	$1,463
Interest cost on projected benefit obligation	594	799	1,781	2,413
Expected investment return on plan assets	(653)	(804)	(1,960)	(2,414)
Amortization of actuarial loss	502	380	1,507	1,123
Amortization of prior service cost	1	(9)	4	(26)
Curtailment loss	192	—	192	—
Settlement loss	1,363	164	1,363	164
Net periodic pension cost	$2,511	$1,019	$4,423	$2,723

From time to time, we consider the financial benefits, such as reduced regulatory fees and income tax deductions, of making a voluntary contribution to the Pension Plan. During the third quarter of 2015, we made a voluntary contribution of $10.7 million to the Pension Plan. We currently expect no required contributions to the Pension Plan during the fourth quarter of 2015. We will contribute to the nonqualified supplemental defined benefit pension plan as benefits are paid to plan participants, if any, because the nonqualified plan is not a funded plan.

On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan will discontinue accruing benefits on December 31, 2015 and the termination will be effective January 31, 2016. As a result of executing the Pension Plan termination amendment, we recorded a curtailment loss, in our income statement, of $0.2 million to immediately recognize all unrecognized past service credits. Additionally, the pension liability and other comprehensive loss were recalculated to reflect the elimination of future compensation increases, which resulted in a decrease of $6.3 million, before tax, during the third quarter of 2015. Typically, the actuarial assumptions used to calculate pension costs are reviewed annually.  In light of the amendment to terminate the Pension Plan, the assumptions used to calculate the net period pension costs and the projected benefit obligation were reviewed during the third quarter of 2015. The impact of the change in actuarial assumptions was an increase to our pension liability and other comprehensive loss of $2.8 million, before tax.

It is expected to take 15 to 24 months from the date of the approved amendment to terminate the Pension Plan to complete the termination. The pension liability will be settled through either lump sum payments or purchased annuities. Currently, there is not enough information available to determine the ultimate charge for the termination. At October 31, 2015, there were approximately 800 active participants in the Pension Plan and approximately 650 terminated vested participants. The terminated vested participants can elect to begin to receive benefits at any point in the future, while the active participants will be given the opportunity to receive a lump sum at some point during 2016. All remaining participants in the Pension Plan after the lump sum distributions are completed will have their benefits placed with an annuity provider at the termination distribution date.

Subsequent to October 31, 2015, we communicated the approved amendments to the participants of the Pension Plan. Within this communication, we informed Pension Plan participants that we would provide for a one-time transition benefit to participants who were actively employed on December 31, 2015. We estimate the cost of this one-time transition benefit will range from approximately $6.5 million to $7.5 million, and we will incur the charge in the fourth quarter of 2015.

Lastly, on December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan will discontinue accruing benefits on December 31, 2015 and the termination will be effective December 31, 2015. We anticipate the charge associated with the curtailment of the Supplemental Pension Plan will be immaterial.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 29, 2016, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

The defendants filed a motion to dismiss the consolidated complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, pursuant to which plaintiffs’ claims were all dismissed with prejudice, with the exception of their claim for corporate waste, which was dismissed without prejudice. On May 5, 2015, plaintiffs filed a Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, which seeks to replead the claim for corporate waste that was dismissed without prejudice by the Court, as well as a Motion for Reconsideration and, in the Alternative, for Certification of Question of State Law to the Supreme Court of Ohio. Defendants’ responses to both motions were filed on May 29, 2015. On August 3, 2015, the Court granted Plaintiffs’ Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, and Plaintiffs filed the amended complaint on the same date, asserting a claim for corporate waste. On September 30, 2015, Defendants filed an answer to the amended complaint. The case is currently in discovery.

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

The defendants filed a motion to dismiss the complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, which dismissed the plaintiff’s claims with prejudice with the exception of his claim for corporate waste and his assertion that our Board of Directors wrongfully rejected his demand to take action against the individually named defendants. On May 5, 2015, the Court so ordered the parties’ stipulation, staying plaintiff’s time to seek leave to amend his complaint in order to make a request to inspect the Company’s books and records pursuant to Ohio Revised Code §1701.37, and plaintiff served that request for inspection on May 8, 2015. On August 17, 2015 plaintiff filed an Amended Verified Shareholder Derivative Complaint. On September 30, 2015, defendants moved to dismiss the amended complaint. As of November 20, 2015 the motion was fully briefed and awaits decision.

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

In 2013, we sold certain tabletop torch and citronella products manufactured by a third party. In August 2013, we recalled these products and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third party manufacturer of the products for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and reached an agreement in principle to settle another lawsuit, which was later finalized in the third quarter of 2015. Two additional lawsuits remain pending against Big Lots in the United States District Court for the Western District of Pennsylvania and the United States District Court for the District of New Jersey, respectively. Both of the outstanding lawsuits are in the initial stages of discovery. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Furniture	$261,415	$244,820	$834,060	$769,018
Consumables	229,364	230,191	686,491	693,102
Food	206,316	202,352	602,338	584,762
Soft Home	143,566	135,714	424,952	403,332
Hard Home	110,091	115,414	325,405	349,248
Seasonal	94,373	95,942	517,524	538,139
Electronics & Accessories	71,349	82,662	215,845	246,128
Net sales	$1,116,474	$1,107,095	$3,606,615	$3,583,729

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2014 and 2015:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 1, 2014	$(5,022)	$(8,489)	$(13,511)
Other comprehensive income before reclassifications	(39)	(368)	(407)
Amounts reclassified from accumulated other comprehensive loss	5,061	727	5,788
Net period change	5,022	359	5,381
Balance at November 1, 2014	—	(8,130)	(8,130)
Other comprehensive income before reclassifications	—	(7,812)	(7,812)
Amounts reclassified from accumulated other comprehensive loss	—	1,286	1,286
Net period change	—	(6,526)	(6,526)
Balance at January 31, 2015	—	(14,656)	(14,656)
Other comprehensive income before reclassifications	—	2,469	2,469
Amounts reclassified from accumulated other comprehensive loss	—	1,849	1,849
Net period change	—	4,318	4,318
Balance at October 31, 2015	$—	$(10,338)	$(10,338)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the third quarter of 2014:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at August 2, 2014	$—	$(8,066)	$(8,066)
Other comprehensive income before reclassifications	—	(368)	(368)
Amounts reclassified from accumulated other comprehensive loss	—	304	304
Net period change	—	(64)	(64)
Balance at November 1, 2014	$—	$(8,130)	$(8,130)

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during the third quarter of 2015:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at August 1, 2015	$—	$(13,701)	$(13,701)
Other comprehensive income before reclassifications	—	2,113	2,113
Amounts reclassified from accumulated other comprehensive loss	—	1,250	1,250
Net period change	—	3,363	3,363
Balance at October 31, 2015	$—	$(10,338)	$(10,338)

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

Our outstanding derivative instrument contracts for the third quarter of 2015 were comprised of the following:

Third Quarter
(In thousands)	2015
Diesel fuel collars (in gallons)	6,775

The fair value of our outstanding derivative instrument contracts was as follows:

		Assets (Liabilities)
(In thousands)		Third Quarter
Derivative Instrument	Balance Sheet Location	2015
Diesel fuel collars	Other current assets	$134
	Other assets	308
	Accrued operating expenses	(1,476)
	Other liabilities	(1,190)
Total derivative instruments		$(2,224)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		Third Quarter	Year-to-Date
Derivative Instrument	Statements of Operations Location	2015	2015
Diesel fuel collars
Realized	Other income (expense)	$(163)	$(163)
Unrealized	Other income (expense)	(510)	(2,224)
Total derivative instruments		$(673)	$(2,387)

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for the third quarter and year-to-date of 2015 and 2014 were comprised of the following:

	Third Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Canadian operations	$344	$(475)	$173	$(35,629)
Other	(31)	(58)	(138)	(207)
Total income (loss) from discontinued operations, pretax	$313	$(533)	$35	$(35,836)

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

The income (loss) from discontinued Canadian operations presented in our consolidated statements of operations was comprised of the following:

	Third Quarter		Year-to-Date
(In thousands)	2015	2014	2015	2014
Net sales	$—	$—	$—	$6,040
Cost of sales (exclusive of depreciation expense shown separately below)	—	(18)	3	3,362
Gross margin	—	18	(3)	2,678
Selling and administrative expenses	(342)	364	(172)	33,237
Depreciation expense	—	17	—	34
Operating income (loss)	342	(363)	169	(30,593)
Interest expense	—	9	—	(18)
Other income (expense)	2	(121)	4	(5,018)
Income (loss) from discontinued operations before income taxes	344	(475)	173	(35,629)
Income tax expense (benefit)	115	(191)	50	(12,924)
Income (loss) income from discontinued operations	$229	$(284)	$123	$(22,705)

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

The following are the results from the third quarter of 2015 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2014:

•	Net sales increased $9.4 million, or 0.8%.

•	Comparable store sales, for stores open at least fifteen months, increased $27.7 million, or 2.6%.

•	Gross margin dollars increased $9.1 million, and gross margin rate increased 50 basis points to 39.4% from 38.9% of sales.

•	Selling and administrative expenses increased $7.3 million. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 36.9% of net sales.

•	Operating loss rate decreased 20 basis points to 0.2%.

•	Diluted loss per share from continuing operations decreased from $(0.06) per share to $(0.03) per share.

•	Inventory decreased by 2.6%, or $28.1 million, to $1,047.3 million from the third quarter of 2014.

•
We declared and paid a quarterly cash dividend in the amount of $0.19 per common share in the third quarter of 2015 compared to a quarterly cash dividend of $0.17 per common share paid in the third quarter of 2014.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed in the U.S. during the year-to-date 2015 and the year-to-date 2014:

	2015	2014
Stores open at the beginning of the fiscal year	1,460	1,493
Stores opened during the period	9	24
Stores closed during the period	(6)	(21)
Stores open at the end of the period	1,463	1,496

We have opened 9 stores in the year-to-date 2015 and do not expect to open any additional stores during the balance of the year. We expect to close between 20 and 25 stores during 2015, which will result in approximately 10 to 15 fewer net closings than we originally anticipated. The decrease in net closings from our original expectations is primarily due to improving store level performance at certain locations that management had considered closing, coupled with positive developments in the negotiations of renewal options.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.6	61.1	60.6	61.1
Gross margin	39.4	38.9	39.4	38.9
Selling and administrative expenses	36.9	36.6	34.6	34.4
Depreciation expense	2.7	2.7	2.6	2.5
Operating (loss) profit	(0.2)	(0.4)	2.2	2.0
Interest expense	(0.1)	(0.1)	(0.1)	(0.0)
Other income (expense)	(0.1)	0.0	(0.1)	0.0
(Loss) income from continuing operations before income taxes	(0.4)	(0.4)	2.1	1.9
Income tax (benefit) expense	(0.2)	(0.2)	0.8	0.7
(Loss) income from continuing operations	(0.2)	(0.3)	1.3	1.2
Income (loss) from discontinued operations	0.0	(0.0)	0.0	(0.6)
Net (loss) income	(0.1)%	(0.3)%	1.3%	0.6%

THIRD QUARTER OF 2015 COMPARED TO THIRD QUARTER OF 2014

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and the change in comparable store sales for stores open at least fifteen months (“comp” or “comps”) (in percentage) from the third quarter of 2015 compared to the third quarter of 2014 were as follows:

Third Quarter
($ in thousands)	2015		2014		Change		Comps
Furniture	$261,415	23.4%	$244,820	22.1%	$16,595	6.8%	7.7%
Consumables	229,364	20.5	230,191	20.8	(827)	(0.4)	1.7
Food	206,316	18.5	202,352	18.3	3,964	2.0	3.9
Soft Home	143,566	12.9	135,714	12.3	7,852	5.8	7.8
Hard Home	110,091	9.9	115,414	10.4	(5,323)	(4.6)	(2.6)
Seasonal	94,373	8.5	95,942	8.7	(1,569)	(1.6)	0.1
Electronics & Accessories	71,349	6.3	82,662	7.4	(11,313)	(13.7)	(11.8)
Net sales	$1,116,474	100.0%	$1,107,095	100.0%	$9,379	0.8%	2.6%

In the first quarter of 2015, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Specifically, we reclassified our home décor and frames departments from our former Furniture & Home Décor category to our Soft Home category. Subsequently, we changed the name of our Furniture & Home Décor category to Furniture. Sales results for the third quarter of 2014 have been reclassified to reflect this realignment.

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

Net sales increased $9.4 million, or 0.8%, to $1,116.5 million in the third quarter of 2015, compared to $1,107.1 million in the third quarter of 2014.  The increase in net sales was principally due to a 2.6% increase in comps, which increased net sales by $27.7 million, partially offset by the net decrease of 33 stores since the end of the third quarter of 2014, which decreased net sales by $18.3 million. Soft Home experienced increases in net sales and comps, which were primarily driven by an improved product assortment coupled with additional square footage that was allocated to the department in the first quarter of 2015. The Furniture category experienced positive net sales and comps during the third quarter of 2015, driven by the continued impact of our Easy Leasing lease-to-purchase program on our upholstery and mattresses departments. The Food category experienced increased net sales and positive comps due to both the completion of the roll-out of our cooler and freezer program in the second quarter of 2015, and an expanded assortment with more branded products, particularly in coolers and freezers, and closeouts. Consumables experienced a comp increase in all departments, principally driven by growth in our household chemicals and housekeeping departments, both benefiting from better closeout opportunities. Our Seasonal category experienced overall positive comps led by its largest departments, lawn & garden, summer and Halloween. The comp increase in Seasonal was tempered by our strategic decision to narrow the assortment and reduce the allotted space to our toys department. The positive comps in these categories were partially offset by negative comps in our Hard Home and Electronics & Accessories categories. Hard Home and Electronics & Accessories experienced negative comps as a result of an intentionally narrowed assortment, specifically in our electronics, home maintenance, auto, tools, and paint departments, which resulted from our “edit” activities in the second quarter of 2014 as part of our Edit to Amplify merchandising strategy.

Gross Margin
Gross margin dollars increased by $9.1 million, or 2.1%, to $440.0 million for the third quarter of 2015, compared to $430.9 million for the third quarter of 2014. The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $5.4 million, along with an increase in net sales, which increased gross margin dollars by $3.7 million.

Gross margin as a percentage of net sales increased 50 basis points to 39.4% in the third quarter of 2015, compared to 38.9% in the third quarter of 2014. The gross margin rate increase was principally due to a lower overall markdown rate in the third quarter of 2015 as compared to the third quarter of 2014 due to the significant markdowns taken in the third quarter of 2014 as part of our Edit to Amplify merchandise strategy to sell through and narrow our assortment in certain under-performing categories.

Selling and Administrative Expenses
Selling and administrative expenses were $412.0 million for the third quarter of 2015, compared to $404.7 million for the third quarter of 2014. The increase of $7.3 million, or 1.8%, was primarily due to increases in accrued bonus expense of $1.9 million, pension settlement and curtailment charges of $1.6 million, self-insurance costs of $1.3 million, store related taxes of $1.3 million, and corporate office payroll expenses of $1.2 million. These increases were partially offset by a decrease in store related payroll of $2.1 million. The increase in accrued bonus expense was directly related to better financial performance in 2015 relative to our quarterly and annual operating plans as compared to our performance during 2014. During the third quarter of 2015, we amended our Pension Plan to freeze benefits and terminate the plan, and therefore, incurred curtailment, while also incurring a settlement charge. The increase in self-insurance costs was due to the increased occurrence of high cost claims within our health benefits program. The increase in corporate office payroll expenses was primarily driven by annual merit increases along with our continued investment in building out our eCommerce support functions, including information technology and marketing team members. The decrease in store-related payroll resulted principally from a net decrease of 33 stores compared to the end of the third quarter of 2014.

As a percentage of net sales, selling and administrative expenses increased 30 basis points to 36.9% for the third quarter of 2015 compared to 36.6% for the third quarter of 2014.

Depreciation Expense
Depreciation expense decreased $0.1 million to $30.2 million in the third quarter of 2015, compared to $30.3 million for the third quarter of 2014. Depreciation expense as a percentage of sales was flat at 2.7% for both the third quarter of 2015 and the third quarter of 2014.

Interest Expense
Interest expense was $1.3 million in the third quarter of 2015, compared to $0.8 million in the third quarter of 2014. We had total average borrowings (including capital leases) of $292.9 million in the third quarter of 2015 compared to total average borrowings of $124.8 million in the third quarter of 2014. The increase in total average borrowings (including capital leases) was primarily due to an increase of $146.1 million in our average revolving debt balance under the 2011 Credit Agreement along with an increase in capital leases of $22.0 million. The increase in our average revolving debt balance was primarily the result of year-over-year changes in the timing of our share repurchase activity. The increase in capital leases was driven by our entrance into a capital lease for store security equipment in late 2014.

Other Income (Expense)
Other income (expense) was $(0.7) million in the third quarter of 2015, compared to $0.0 million in the third quarter of 2014. We recognized unrealized losses of $0.5 million along with realized losses of $0.2 million in the third quarter of 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation. We did not maintain any diesel fuel hedging contracts in 2014.

Income Taxes
The effective income tax benefit rate for the third quarter of 2015 and the third quarter of 2014 for income from continuing operations was 58.5% and 35.3%, respectively.  The increase in the effective income tax benefit rate was primarily driven by an increase in favorable state and local tax settlements, the lapse of the statute of limitations related to our 2011 federal tax return and increased federal and state level hiring tax credits primarily for associates hired in prior years.

Discontinued Operations

The impact of our loss from discontinued operations before income taxes was insignificant in both the third quarter of 2015 and the third quarter of 2014.

In 2014, we elected to include in discontinued operations the U.S. deferred tax benefit related to the excess tax basis in the common shares of Big Lots Canada anticipated to be recovered as a worthless stock deduction in the foreseeable future, as this deduction is attributable to our Canadian operations, which we have classified as discontinued operations. During the third quarter of 2014, we recognized a $0.2 million income tax benefit, primarily in conjunction with our Canadian operations.

YEAR-TO-DATE 2015 COMPARED TO YEAR-TO-DATE 2014

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and the change in comps (in percentage) from the year-to-date 2015 compared to the year-to-date 2014 were as follows:

Year-to-Date
($ in thousands)	2015		2014		Change		Comps
Furniture	$834,060	23.1%	$769,018	21.5%	$65,042	8.5%	9.3%
Consumables	686,491	19.0	693,102	19.3	(6,611)	(1.0)	1.1
Food	602,338	16.7	584,762	16.3	17,576	3.0	4.9
Seasonal	517,524	14.3	538,139	15.0	(20,615)	(3.8)	(2.1)
Soft Home	424,952	11.8	403,332	11.3	21,620	5.4	7.3
Hard Home	325,405	9.0	349,248	9.7	(23,843)	(6.8)	(4.9)
Electronics & Accessories	215,845	6.1	246,128	6.9	(30,283)	(12.3)	(10.6)
Net sales	$3,606,615	100.0%	$3,583,729	100.0%	$22,886	0.6%	2.3%

As discussed above in the section “Third Quarter of 2015 Compared to Third Quarter of 2014” in the first quarter of 2015, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. Sales results for the year-to-date 2014 have been reclassified to reflect this realignment.

Net sales increased $22.9 million, or 0.6%, to $3,606.6 million in the year-to-date 2015, compared to $3,583.7 million in the year-to-date 2014.  The increase in net sales was principally due to a 2.3% increase in comps, which increased net sales by $80.1 million, partially offset by the net decrease of 33 stores since the end of the third quarter of 2014, which decreased net sales by $57.2 million.  The Furniture category experienced positive net sales and comps in nearly all categories during the year-to-date 2015, led by our upholstery and mattresses departments, driven by the impact of our Easy Leasing lease-to-purchase program. Although many departments in our Soft Home category experienced increased net sales and positive comps, the overall increases in Soft Home net sales and comps were primarily driven by new and improved products in our bath and bedding departments. The Food category experienced positive comps and increased net sales, which were attributable to an increased square footage allocation, the completion of the roll-out of our cooler and freezer program, and expanded assortments of branded products, particularly in connection with closeouts. Consumables experienced an increase in comps, primarily driven by our pet and household chemicals departments, which benefited from an expanded product assortment and increased closeouts, respectively, during the year-to-date 2015. The positive comps in these categories were partially offset by negative comps in our Seasonal, Hard Home, and Electronics & Accessories categories. The negative comps in Seasonal were primarily due to the reduction in the square footage allocated to our toys department, which was shifted to the Soft Home category. Our Hard Home and Electronics & Accessories both experienced negative comps as a result of an intentionally narrowed assortment, specifically in our electronics, home maintenance, auto, tools, and paint departments, which resulted from our “edit” activities in 2014.

Based on our year-to-date 2015 results and trends during November, we expect comparable store sales to increase in the range of 1% to 2% during the fourth quarter of 2015.

Gross Margin
Gross margin dollars increased $26.0 million, or 1.9%, to $1,420.0 million for the year-to-date 2015, compared to $1,394.0 million for the year-to-date 2014.  The increase in gross margin dollars was principally due to an increase in gross margin rate, which increased gross margin dollars by approximately $17.1 million, coupled with an increase in net sales of $22.9 million, which benefited gross margin dollars by approximately $8.9 million. Gross margin as a percentage of net sales increased 50 basis points to 39.4% in the year-to-date 2015, compared to 38.9% in the year-to-date 2014.  The gross margin rate increase was principally due to the impact of a lower markdown rate during the year-to-date of 2015. The decrease in the markdown rate was primarily driven by higher discounts taken last year to sell through certain under-performing categories, as we narrowed our product assortment as part of our Edit to Amplify merchandising strategy.

We expect our gross margin rate will remain flat in the fourth quarter of 2015 in comparison to the fourth quarter of 2014.

Selling and Administrative Expenses
Selling and administrative expenses were $1,246.5 million for the year-to-date 2015, compared to $1,234.4 million for the year-to-date 2014. The increase of $12.1 million, or 1.0%, was primarily due to a $4.5 million loss contingency associated with a merchandise-related legal matter during the second quarter of 2015, along with increases in corporate office payroll expense of $3.9 million, self-insurance costs of $2.6 million, accrued bonus expense of $2.1 million, share-based compensation of $2.0 million, and pension settlement and curtailment charges of $1.6 million. These increases were partially offset by a decrease in store related payroll of $5.1 million. The increase in corporate office payroll expenses was primarily driven by annual merit increases combined with our investment in building out our eCommerce support functions, including information technology and marketing team members. The increase in self-insurance costs was due to an increased occurrence of high cost claims within our health benefits program. The increase in accrued bonus expense was directly related to better financial performance in 2015 relative to our quarterly and annual operating plans as compared to our performance during 2014. The increase in share-based compensation expense was primarily driven by the lack of forfeiture of awards by individuals affected by separation activities and the associated reversal of costs in the year-to-date 2015 when compared to the year-to-date 2014. During the third quarter of 2015, we amended our Pension Plan to freeze benefits and terminate the plan, and therefore, incurred curtailment, while also incurring a settlement charge. The decrease in store-related payroll resulted principally from a net decrease of 33 stores compared to the end of the third quarter of 2014.

As a percentage of net sales, selling and administrative expenses increased 20 basis points to 34.6% for the year-to-date 2015 compared to 34.4% for the year-to-date 2014.

For the balance of 2015, we anticipate that our selling and administrative expenses as a percentage of net sales will decrease compared to the fourth quarter of 2014.

Depreciation Expense
Depreciation expense increased $3.9 million to $92.4 million in the year-to-date 2015, compared to $88.5 million for the year-to-date 2014. The increase was directly related to our continued investment in systems and capital spending to support and maintain our stores, including the completion of the roll-out of our cooler and freezer program and our POS systems upgrade, and projects at our distribution centers. Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2014.

We expect that our depreciation expense in the fourth quarter of 2015 will be approximately flat in comparison to the fourth quarter of 2014. Total capital expenditures continue to be forecasted in the range of $125 million to $130 million for 2015.

Interest Expense
Interest expense was $2.7 million in the year-to-date 2015, compared to $1.6 million in the year-to-date 2014.  The increase was driven by higher average borrowings under the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $171.4 million in the year-to-date 2015 compared to total average borrowings of $82.9 million in the year-to-date 2014. The increase to our average revolving debt balance was primarily the result of year-over-year changes in the timing of our share repurchase activity. The increase in capital leases was driven by our entrance into a capital lease for store security equipment in late 2014.

Other Income (Expense)
Other income (expense) was $(2.4) million in the year-to-date 2015, compared to $0.0 million in the year-to-date 2014.   We recognized unrealized losses of $2.2 million along with realized losses of $0.2 million in the year-to-date of 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation. We did not maintain any diesel fuel hedging contracts in 2014.

Income Taxes
The effective income tax rate for the year-to-date 2015 and the year-to-date 2014 for income from continuing operations was 36.3% and 38.6%, respectively.   The lower effective income tax rate was principally driven by an increase in hiring tax credits (principally federal tax credits) primarily for associates hired in prior years, an increase in favorable state and local tax settlements, and the lapse of the statute of limitations related to our 2011 federal tax return.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. During the year-to-date 2015, we incurred minimal activity associated with our discontinued operations.

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

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement.  The 2011 Credit Agreement was amended on May 28, 2015 and is currently scheduled to expire on May 30, 2020.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 31, 2015, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At October 31, 2015, we had $334.9 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $354.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $10.7 million.

In March 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our outstanding common shares. During the year-to-date 2015, we exhausted the 2015 Repurchase Program by purchasing approximately 4.4 million common shares at an average price of $45.82 per share.

In the year-to-date 2015, we have declared and paid three quarterly cash dividends of $0.19 per common share for a total paid amount of approximately $29.2 million.

In December 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on December 31, 2015 to shareholders of record as of the close of business on December 17, 2015.

The following table compares the primary components of our cash flows from the year-to-date 2015 compared to the year-to-date 2014:

(in thousands)	2015	2014	Change
Net cash provided by operating activities	$52,318	$62,378	$(10,060)
Net cash used in investing activities	(98,298)	(71,908)	(26,390)
Net cash provided by (used in) financing activities	$55,260	$(1,750)	$57,010

Cash provided by operating activities decreased by $10.1 million to $52.3 million in the year-to-date 2015 compared to $62.4 million of cash provided by operating activities in the year-to-date 2014. The decrease was primarily driven by a decrease in cash provided by the sale of inventory in the ordinary course of business of $35.3 million along with a decrease to accounts payable of $32.9 million in the year-to-date 2015 as compared to the year-to-date 2014. The reduction in cash outflows from inventory in the year-to-date 2014 were associated with our decision to reduce in-store inventory levels through our Edit to Amplify merchandise strategy. Since the second quarter of 2014, we have purchased merchandise in volumes more consistent with our expected sales opportunities. We believe this has normalized our cash inflows and outflows associated with inventory sales and payments on accounts payable for merchandise inventory during the year-to-date 2015. Our change in accounts payable decreased in the year-to-date 2015 compared to the year-to-date 2014 primarily due to earlier receipt of certain merchandise in the third quarter of 2015 compared to the third quarter of 2014, as we did not experience the slow downs at West Coast ports in 2015 that we experienced in 2014. Partially offsetting the decrease in cash provided by operating activities was a change in our income tax position (current and deferred), which increased our cash provided by operating activities by $29.9 million in the year-to-date 2015 compared to the year-to-date 2014. Our net income tax asset position did not increase as greatly in 2015 primarily because we generated higher taxable income in the year-to-date 2015 compared to the year-to-date 2014, due to the absence of losses from the wind-down of our former Canadian operations and greater income from continuing operations. Our net income increased $28.5 million in the year-to-date 2015 compared to the year-to-date 2014, which improved our cash provided by operating activities. The increase in net income was primarily driven by the increase in our comparable store sales in the year-to-date 2015 along with the absence of losses in the year-to-date 2015 from discontinued operations associated with the wind down of our Canadian operations.

Cash used in investing activities increased by $26.4 million to $98.3 million in the year-to-date 2015 compared to $71.9 million in the year-to-date 2014.  The increase was primarily driven by a $36.4 million increase in capital expenditures to $111.0 million in the year-to-date 2015 compared to $74.6 million in the year-to-date 2014. The increase in capital expenditures was driven by the upgrade in our POS systems, the completion of the roll-out of our cooler and freezer program, and investment in our eCommerce project. The increase in capital expenditures was partially offset by cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015.

Cash provided by financing activities increased by $57.0 million to $55.3 million in the year-to-date 2015 compared to $1.8 million of cash used in financing activities in the year-to-date 2014. The primary drivers of this increase were an increase of $66.4 million in net borrowings under our bank credit facility to $272.8 million in the year-to-date 2015 compared to $206.4 million in the year-to-date 2014, coupled with a $28.0 million reduction in payments for treasury shares acquired to $201.8 million in the year-to-date 2015 from $229.8 million in the year-to-date 2014. We used $200.0 million under our share repurchase programs in the year-to-date 2015 compared to approximately $229.2 million in the year-to-date 2014. These items were partially offset by a decrease of $21.3 million of proceeds from the exercise of stock options to $16.3 million in the year-to-date 2015 compared to $37.6 million in the year-to-date 2014. Additionally, dividends paid in the year-to-date 2015 increased $10.4 million to $29.2 million compared to $18.8 million in the year-to-date 2014 as a result of a 12% increase in our quarterly dividend payment from $0.17 per share in the second and third quarters of 2014 to $0.19 per share in each of the first three quarters of 2015 along with no dividend payment in the first quarter of 2014.

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

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At October 31, 2015, we had outstanding derivative instruments, in the form of collars, covering 6,775,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2015	1,000	1,000	$(281)
2016	3,750	3,750	(1,274)
2017	2,025	2,025	(669)
Total	6,775	6,775	$(2,224)

Additionally, at October 31, 2015, a 1% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $0.2 million.

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

Item 1A. Risk Factors

During the third quarter of 2015, there were no material changes to the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2015 - August 29, 2015	—	$—	—	$—
August 30, 2015 - September 26, 2015	2	45.89	—	—
September 27, 2015 - October 31, 2015	—	47.18	—	—
Total	2	$46.00	—	$—

(1)
In September and October 2015, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 1,948 and 192 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: December 9, 2015

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)