Form 10-K
period 2016-01-30
BIG LOTS INC
filed 2016-03-29
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016
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
Yes ☐     No☑

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,100,837,274 on August 1, 2015, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).

The number of the registrant’s common shares, $0.01 par value, outstanding as of March 25, 2016, was 49,683,394.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is a unique, non-traditional, discount retailer operating in the United States of America (“U.S.”) (see the discussion below under the caption “Merchandise”). At January 30, 2016, we operated a total of 1,449 stores. Our goal is to exceed our core customer’s expectations by providing her with great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2016	52	January 31, 2016	January 28, 2017
2015	52	February 1, 2015	January 30, 2016
2014	52	February 2, 2014	January 31, 2015
2013	52	February 3, 2013	February 1, 2014
2012	53	January 29, 2012	February 2, 2013
2011	52	January 30, 2011	January 28, 2012

We manage our business on the basis of one segment: discount retailing. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes our home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, and other holiday departments. The Electronics & Accessories category includes our electronics, jewelry, hosiery, and infant accessories departments. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. Specifically, see note 15 to the accompanying consolidated financial statements for our net sales results by merchandise category for 2015, 2014, and 2013.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation, a Delaware corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the businesses, properties, assets, and liabilities of Consolidated Stores Corporation. In July 2011, we acquired 100% of the outstanding shares of Liquidation World Inc. (subsequently named Big Lots Canada, Inc.). In 2014, we completed the wind down and dissolution of Big Lots Canada, Inc.

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278‑6800.

Merchandise

Our business has historically focused on selling value-based merchandise sourced through closeout channels, which can result in inconsistent offerings to our customers. In 2014, we implemented a merchandising strategy to improve the consistency of the value-based merchandise available in our stores by reducing our reliance on sourcing closeout offerings in certain merchandise categories. In order to improve the consistency of our merchandise, we introduced new disciplines for purchasing merchandise through the use of a ratings process that measures quality, brand, fashion, and value. This discipline requires us to focus our decision-making activities on our customers’ expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe this greater level of focus on our customers’ expectations enhances our ability to provide a desirable assortment of offerings in our merchandise categories and improves our inventory turnover. For net sales and comparable store sales by merchandise category, see the discussion below under the captions “2015 Compared To 2014” and “2014 Compared To 2013” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2015	2014	2013	2012	2011
Stores open at the beginning of the year	1,460	1,493	1,495	1,451	1,398
Stores opened during the year	9	24	55	87	92
Stores closed during the year	(20)	(57)	(57)	(43)	(39)
Stores open at the end of the year	1,449	1,460	1,493	1,495	1,451

For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

In addition, in 2011, we acquired 89 stores in Canada as a result of our acquisition of Liquidation World Inc. (subsequently renamed Big Lots Canada, Inc.) (which are not included in the above table). During the first quarter of 2014, we wound down and discontinued the operations of Big Lots Canada, Inc. and closed all of our stores in Canada (which are not included in the above table).

The following table details our U.S. stores by state at January 30, 2016:

Alabama	29	Maine	6	Ohio	96
Arizona	39	Maryland	26	Oklahoma	18
Arkansas	12	Massachusetts	21	Oregon	15
California	159	Michigan	45	Pennsylvania	69
Colorado	19	Minnesota	7	Rhode Island	1
Connecticut	13	Mississippi	14	South Carolina	33
Delaware	5	Missouri	25	Tennessee	47
Florida	103	Montana	3	Texas	116
Georgia	54	Nebraska	3	Utah	9
Idaho	6	Nevada	13	Vermont	4
Illinois	34	New Hampshire	7	Virginia	40
Indiana	45	New Jersey	28	Washington	28
Iowa	3	New Mexico	12	West Virginia	17
Kansas	8	New York	63	Wisconsin	12
Kentucky	40	North Carolina	74	Wyoming	2
Louisiana	24	North Dakota	1	District of Columbia	1
				Total stores	1,449
				Number of states	47

Of our 1,449 stores, 33% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 35% of our 2015 net sales. We have a concentration in these states based on their size, population, and customer base.

Associates

At January 30, 2016, we had approximately 35,900 active associates comprised of 11,400 full-time and 24,500 part‑time associates. Approximately 68% of the associates employed throughout the year are employed on a part-time basis. Temporary associates hired for the holiday selling season increased the number of associates to a peak of approximately 39,900 in 2015. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

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

Purchasing

Our goal is to provide great savings to our customers through value-based merchandise offerings. In 2014, we implemented a merchandising strategy to improve the consistency of the value-based merchandise available in our stores by reducing our reliance on sourcing closeout offerings in certain merchandise categories. In particular, we expanded our planned purchases in our Food, Soft Home, and Furniture merchandise categories, which provide an assortment of merchandise that our customers expect us to consistently offer in our stores at a significant value savings.

Although reduced in certain categories, the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors, typically at prices below those paid by traditional discount retailers, continues to represent an important competitive advantage for our business. We believe that we have built strong relationships with many brand-name vendors, and these relationships, along with our purchasing power, enable us to source merchandise that provides exceptional value to our customers. One of the key factors in building our vendor relationships is our ability to purchase significant quantities of closeout merchandise and then control its distribution throughout our broad store footprint, in accordance with our vendor’s guidelines. We believe our sourcing model, along with our strong credit profile, provide a high level of service and convenience to our vendors. We intend to continue to deepen our relationships with our top 200 vendors. Our sourcing channels also include bankruptcies, liquidations, and insurance claims. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices.

During 2015, we purchased approximately 24% of our merchandise directly from overseas vendors, including approximately 20% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. We selected the locations of our distribution centers to minimize transportation costs and the distance from distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover rate. During 2015, we announced our intention to open a new distribution center in California and relocating our existing California operations to this facility. This transition is anticipated to occur in 2018.

In addition to the regional distribution centers that handle merchandise, we operate a warehouse within our Ohio distribution center that distributes fixtures and supplies to our stores and our five regional distribution centers.

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

In all markets served by our stores, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2015, we distributed multi-page circulars representing 31 weeks of advertising coverage, which resulted in a one week increase from 2014. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. Our customer database, which we refer to as the Buzz Club®, is an important marketing tool that allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In addition to the Buzz Club®, we operate the Buzz Club Rewards® program (“Rewards”), which allows us to send specialized promotions to targeted customer groups with the intention of reinforcing and expanding their desire to shop at our stores.

A newer element of our marketing approach focuses on brand management through social and digital media outlets. We have devoted focused resources to communicate our message directly to our core customers through Facebook®, Twitter®, Pinterest®, and YouTube®. A more traditional element of our marketing program is our television campaign, which combines elements of strategic branding and promotion. These same elements are also used in most of our other marketing media. Our highly-targeted media placement strategy uses national cable as the foundation of our television advertising. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Total advertising expense as a percentage of total net sales was 1.8%, 1.9%, and 1.9% in 2015, 2014, and 2013, respectively.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our sales and profitability, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. In addition, our quarterly net sales and operating profits can be affected by the timing of new store openings and store closings, the timing of advertising, and the timing of certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses as a percentage of sales in our third fiscal quarter in anticipation of increased sales activity during our fourth fiscal quarter. Performance during our fourth fiscal quarter typically reflects a leveraging effect which has a favorable impact on our operating results because net sales are higher and certain of our costs, such as rent and depreciation, are fixed and do not vary as sales levels escalate. For a quantitative view of this leveraging effect, see “Seasonality” in the accompanying MD&A in this Form 10-K.

The seasonality of our net sales and related merchandise inventory requirements influences the availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings. In 2015, our total indebtedness (outstanding borrowings and letters of credit) peaked in November 2015 at approximately $383 million under our $700 million unsecured credit facility entered into in July 2011, and most recently amended in May 2015 (“2011 Credit Agreement”). The 2011 Credit Agreement expires in May 2020. At January 30, 2016, our total indebtedness under the 2011 Credit Agreement was $65.5 million, which included $62.3 million in borrowings and $3.2 million in outstanding letters of credit. We expect that borrowings will vary throughout 2016 depending on various factors, including our seasonal need to acquire merchandise inventory prior to the peak selling season, the timing and amount of sales to our customers, and the timing of share repurchase or dividend payment activity. For a discussion of our sources and uses of funds, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

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

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, Nominating/Corporate Governance Committees, and our Public Policy and Environmental Affairs Committee; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to and waivers from, if any, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers (including our principal executive officer, principal financial officer and principal accounting officer)) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary. The contents of our website are not incorporated into, or otherwise made a part of, this Form 10-K.

Item 1A. Risk Factors

The statements in this section describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K and in our 2015 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. During 2013 and early 2014, our senior leadership team developed the core principles of our new strategic plan. During 2014 and 2015, we began to execute on our strategic plan. Our ability to adapt our strategic plan to a changing marketplace and to execute the business activities associated with our operating and strategic plans, could impact our ability to meet our operating performance targets. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

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

If we are unable to compete effectively in today’s omnichannel retail marketplace, our business and results of operations may be materially adversely affected.

With the continued expansion of mobile computing devices, competition from other retailers in the online retail marketplace is expected to increase. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the increasing competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. We currently do not offer an omnichannel experience and online retailing. Our current strategic plan includes providing an omnichannel experience and online retailing capabilities in 2016, which we intend to use to increase our total net sales. Development and implementation of an online retail channel is a complex undertaking and there is no guarantee that the resources that we have applied to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Our inability to properly manage our inventory levels and offer merchandise that our customers want may materially impact our business and financial performance.

We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. We obtain approximately one quarter of our merchandise directly from vendors outside of the U.S. These foreign vendors often require lengthy advance notice of our requirements to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

We rely on manufacturers located in foreign countries for significant amounts of merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2015, we purchased approximately 24% of our products directly from overseas vendors, including 20% from vendors located in China, and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the United States against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

We have very little control over the supply, design, function, availability, or cost of much of the closeout merchandise that we source for sale in our stores. Our ability to meet or exceed our operating performance targets depends upon the sufficient availability of closeout merchandise, in certain merchandise categories that we can acquire and offer at prices that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us would likely have a material adverse effect on our sales and gross margin and may result in customer dissatisfaction.

Disruption to our distribution network, the capacity of our distribution centers, and the timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes (e.g., the West Coast ports), disruptions or shortages in the transportation industry could negatively affect our distribution network, the timely receipt of merchandise and transportation costs. In addition, long-term disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network.

If we are unable to secure customer, employee, vendor and company data, our systems could be compromised, our reputation could be damaged, and we could be subject to penalties or lawsuits.

In the normal course of business, we process and collect relevant data about our customers, employees and vendors. During 2016, our normal activities will expand to include conducting sales transactions through an online channel. The protection of our customer, employee, vendor and company data is critical to us.  We have implemented procedures, processes and technologies designed to safeguard our customers’ debit and credit card information and other private data, our employees’ and vendors’ private data, and the Company’s records and intellectual property.  We also utilize third-party service providers in connection with certain technology related activities, including credit card processing, website hosting, data encryption and software support.  We require these providers to take appropriate measures to secure such data and information and assess their ability to do so.

Despite our procedures, technologies and other information security measures, we cannot be certain that our information technology systems or the information technology systems of our third-party service providers are or will be able to prevent, contain or detect all cyberattacks, cyberterrorism, or security breaches. As evidenced by other retailers who have suffered serious security breaches, we may be vulnerable to data security breaches and data loss, including cyberattacks. A material breach of our security measures or our third-party service providers’ security measures, the misuse of our customer, employee, vendor and company data or information or our failure to comply with applicable privacy and information security laws and regulations could result in the exposure of sensitive data or information, attract a substantial amount of negative media attention, damage our customer or employee relationships and our reputation and brand, distract the attention of management from their other responsibilities, subject the Company to government enforcement actions, private litigation, penalties and costly response measures, and result in lost sales and a reduction in the market value of our common shares.  While we have insurance, in the event we experience a material data or information security breach, our insurance may not be sufficient to cover the impact to our business, or insurance proceeds may not be paid timely.

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

We depend on a variety of information technology and computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology and computer systems to process transactions, summarize results, and manage our business. Our information technology and computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, catastrophic events such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. In recent years, we have begun using hosted solutions for certain of our information technology and computers systems, which are more exposed to telecommunication failures. If our information technology or computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations as a result. Any material interruption experienced by our information technology or computer systems could negatively affect our business and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

Declines in general economic condition, disposable income levels, and other conditions could lead to reduced consumer demand for our merchandise thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, the impact of unseasonable weather, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. In particular, the economic conditions and weather patterns of four states (Ohio, Texas, California, and Florida) are important as approximately 33% of our current stores operate and 35% of our 2015 net sales occurred in these states.

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

In addition, if we discard or dispose of our merchandise, particularly that which is non-salable, in a fashion that is inconsistent with jurisdictional standards, we could expose ourselves to certain fines and litigation costs related to hazardous material regulations. Our inability to comply on a timely basis with regulatory requirements, execute product recalls in a timely manner, or consistently implement waste management standards, could result in fines or penalties which could have a material adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.

We are subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act, state wage and hour, and shareholder class action lawsuits, which may adversely affect our business and financial performance.

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

We have the ability to borrow funds under the 2011 Credit Agreement, and we utilize this ability at various times depending on operating or other cash flow requirements. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.

We are required by accounting rules to periodically assess our property and equipment and deferred tax assets for impairment and recognize an impairment loss or valuation charge, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our property and equipment and our deferred tax assets and trigger the impairment of these assets. Impairment or valuation charges taken against property and equipment and deferred tax assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity (see the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A in this Form 10-K for additional information regarding our accounting policies for long-lived assets and income taxes).

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

Our stock price may fluctuate substantially as a result of factors beyond our control, including but not limited to, general economic and stock market conditions, risks relating to our business and industry as discussed above, strategic actions by our competitors, variations in our quarterly operating performance, and investor perceptions of the investment opportunity associated with our common shares relative to other investment alternatives. Additionally, our stock price may reflect the expectation that we will declare cash dividends at the current level or greater levels in the future. Future dividends are subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board. If we fail to meet any of the expectations related to future growth, profitability, or dividends, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

We also may be subject to a number of other factors which may, individually or in the aggregate, materially adversely affect our business. These factors include, but are not limited to:

•	Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used to generate power by utilities, may affect our gross profit and operating profit margins;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 31,000 square feet, of which an average of 21,900 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” in this Form 10-K.

The average cost to open a new store in a leased facility during 2015 was approximately $1.3 million, including the cost of inventory. All of our stores are leased, except for the 55 owned stores that are located in the following states:

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

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The information includes stores with more than one lease and leases for stores not yet open. It excludes 18 month-to-month leases and 55 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2016	266	62
2017	228	41
2018	265	47
2019	223	6
2020	232	11
Thereafter	167	15

Warehouse and Distribution

At January 30, 2016, we owned approximately 9.0 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically located across the United States in Ohio, California, Alabama, Oklahoma, and Pennsylvania. The regional distribution centers utilize warehouse management technology, which we believe enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.6 million merchandise cartons per week in 2015. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner.

The number of owned distribution centers and warehouse space and the corresponding square footage of the facilities by state at January 30, 2016, were as follows:

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

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at March 29, 2016 were as follows:

Name	Age	Offices Held	Officer Since
David J. Campisi	60	Chief Executive Officer and President	2013
Lisa M. Bachmann	54	Executive Vice President, Chief Merchandising and Operating Officer	2002
Timothy A. Johnson	48	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	2004
Michael A. Schlonsky	49	Executive Vice President, Human Resources and Store Operations	2000
Ronald A. Robins, Jr.	52	Senior Vice President, General Counsel and Corporate Secretary	2015
Andrew D. Stein	50	Senior Vice President, Chief Customer Officer	2013

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

Lisa M. Bachmann is responsible for merchandising and global sourcing, information technology, and merchandise planning and allocation. Ms. Bachmann was promoted to Executive Vice President, Chief Merchandising and Operating Officer in August 2015, at which time she assumed responsibility for merchandising and global sourcing. Prior to that, Ms. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012 and Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010. Ms. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, asset protection and distribution and transportation services. Mr. Johnson was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer in August 2015, at which time he assumed responsibility for distribution and transportation services. Prior to that Mr. Johnson was promoted to Executive Vice President, Chief Financial Officer in March 2014. Mr. Johnson assumed responsibility for real estate in June 2013 and asset protection in November 2013. Mr. Johnson was promoted to Senior Vice President, Chief Financial Officer in August 2012, at which time he assumed responsibility for our treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011. He joined us in August 2000 as Director of Strategic Planning.

Michael A. Schlonsky is responsible for store operations, talent management and oversight of human resources. He was promoted to Executive Vice President in August 2015, at which time he assumed responsibility for store operations. He was promoted to Senior Vice President, Human Resources in August 2012 and promoted to Vice President, Associate Relations and Benefits in 2010. Prior to that, Mr. Schlonsky was promoted to Vice President, Associate Relations and Risk Management in 2005. Mr. Schlonsky joined us in 1993 as Staff Counsel and was promoted to Director, Risk Management in 1998, and to Vice President, Risk Management and Administrative Services in 2000.

Ronald A. Robins, Jr. is responsible for legal affairs and compliance. Mr. Robins joined us in 2015 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Robins was a partner at Vorys, Sater, Seymour and Pease LLP and also previously served as General Counsel, Chief Compliance Officer, and Secretary of Abercrombie & Fitch Co., an apparel retailer.

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

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2015		2014
	High	Low	High	Low
First Quarter	$51.11	$44.45	$40.24	$25.50
Second Quarter	48.53	41.37	46.39	36.76
Third Quarter	50.15	39.77	48.52	41.23
Fourth Quarter	$48.14	$33.78	$51.75	$38.15

In June 2014, we announced that our Board of Directors commenced a cash dividend program. Since the commencement of the program, we have declared and paid seven consecutive quarterly cash dividends.

	2015	2014
First Quarter	$0.19	$—
Second Quarter	0.19	0.17
Third Quarter	0.19	0.17
Fourth Quarter	0.19	0.17
Total	$0.76	$0.51

In the first quarter of 2016, our Board of Directors declared a dividend payable on April 1, 2016 to holders of record on March 18, 2016 and increased the amount of the dividend from $0.19 to $0.21 per share. Although it is the present intention of our Board of Directors to continue to pay a quarterly cash dividend in the future, the determination to pay future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

After making investments in the business and paying declared dividends, the Company has utilized its excess cash for share repurchase programs. Any future decisions on the uses of excess cash will be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

The following table sets forth information regarding our repurchase of our common shares during the fourth fiscal quarter of 2015:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2015 - November 28, 2015	—	$43.92	—	$—
November 29, 2015 - December 26, 2015	—	—	—	—
December 27, 2015 - January 30, 2016	—	38.02	—	—
Total	—	$41.25	—	$—

(1)
In November 2015 and January 2016, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 239 and 198 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

On March 1, 2016, our Board of Directors authorized a program for the repurchase of up to $250.0 million of our common shares (“2016 Repurchase Program”). The 2016 Repurchase Program has no scheduled termination date.

At the close of trading on the NYSE on March 25, 2016, there were approximately 701 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 30, 2016, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 28, 2012, February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016. The graph and table assume that $100 was invested on January 29, 2011, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
Jan11
Jan12
Jan13
Jan14
Jan15
Jan16
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2011	2012	2013	2014	2015	2016
Big Lots, Inc.	$100.00	$125.71	$101.63	$84.19	$145.97	$125.39
S&P 500 Index	100.00	105.33	123.86	149.21	170.43	169.30
S&P 500 Retailing Index	$100.00	$113.42	$144.15	$180.69	$216.99	$253.44

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2015 (a)	2014 (a)	2013 (a)	2012 (b)	2011 (a)
Net sales	$5,190,582	$5,177,078	$5,124,755	$5,212,318	$5,097,144
Cost of sales (exclusive of depreciation expense shown separately below)	3,123,396	3,133,124	3,117,386	3,157,632	3,058,442
Gross margin	2,067,186	2,043,954	2,007,369	2,054,686	2,038,702
Selling and administrative expenses	1,708,717	1,699,764	1,664,031	1,639,770	1,594,346
Depreciation expense	122,737	119,702	113,228	103,146	88,324
Operating profit	235,732	224,488	230,110	311,770	356,032
Interest expense	(3,683)	(2,588)	(3,293)	(4,184)	(2,738)
Other income (expense)	(5,199)	—	(12)	2	163
Income from continuing operations before income taxes	226,850	221,900	226,805	307,588	353,457
Income tax expense	83,842	85,239	85,515	117,071	133,880
Income from continuing operations	143,008	136,661	141,290	190,517	219,577
Loss from discontinued operations, net of tax	(135)	(22,385)	(15,995)	(13,396)	(12,513)
Net income	$142,873	$114,276	$125,295	$177,121	$207,064
Earnings per common share - basic:
Continuing operations	$2.83	$2.49	$2.46	$3.18	$3.21
Discontinued operations	—	(0.41)	(0.28)	(0.22)	(0.18)
	$2.83	$2.08	$2.18	$2.96	$3.03
Earnings per common share - diluted:
Continuing operations	$2.81	$2.46	$2.44	$3.15	$3.16
Discontinued operations	—	(0.40)	(0.28)	(0.22)	(0.18)
	$2.80	$2.06	$2.16	$2.93	$2.98
Weighted-average common shares outstanding:
Basic	50,517	54,935	57,415	59,852	68,316
Diluted	50,964	55,552	57,958	60,476	69,419
Cash dividends declared per common share	$0.76	$0.51	$—	$—	$—
Balance sheet data:
Total assets	$1,640,370	$1,635,891	$1,739,599	$1,753,626	$1,641,310
Working capital (c)	315,984	411,446	483,833	423,300	379,052
Cash and cash equivalents	54,144	52,261	68,629	60,581	68,547
Long-term obligations under bank credit facility	62,300	62,100	77,000	171,200	65,900
Shareholders’ equity	$720,470	$789,550	$901,427	$758,142	$823,233
Cash flow data:
Cash provided by operating activities	$342,352	$318.562	$198,334	$281,133	$318,471
Cash used in investing activities	$(113,193)	$(90,749)	$(97,495)	$(130,357)	$(120,712)
Store data:
Total gross square footage	44,914	45,134	45,708	45,505	43,932
Total selling square footage	31,775	32,006	32,732	32,623	31,512
Stores opened during the fiscal year	9	24	55	87	92
Stores closed during the fiscal year	(20)	(57)	(57)	(43)	(39)
Stores open at end of the fiscal year	1,449	1,460	1,493	1,495	1,451

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

(c)
During 2015, we adopted Accounting Standards Update 2015-17 related to the presentation of deferred taxes. As such, we reclassified our current deferred tax assets and liabilities to noncurrent deferred income tax assets for all fiscal years presented.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2015, 2014, and 2013 were each comprised of 52 weeks. Fiscal year 2016 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2015 that we believe are key indicators of our operating performance when compared to 2014.

•	Net sales increased $13.5 million, or 0.3%.

•	Comparable store sales for stores open at least fifteen months increased $91.1 million, or 1.8%.

•	Gross margin dollars increased $23.2 million with a 30 basis point increase in gross margin rate to 39.8% of sales.

•	Selling and administrative expenses increased $8.9 million. As a percentage of net sales, selling and administrative expenses increased 10 basis points to 32.9% of net sales.

•	Operating profit rate increased 20 basis points to 4.5%.

•	Diluted earnings per share from continuing operations increased 14.2% to $2.81 per share, compared to $2.46 per share in 2014.

•	Our return on invested capital increased to 16.6% from 14.9%.

•	Inventory of $850.0 million represented a $1.7 million decrease, or 0.2%, from 2014.

•
We acquired approximately 4.4 million of our outstanding common shares for $200.0 million, under our 2015 Repurchase Program (as defined below in “Capital Resources and Liquidity”), at a weighted average price of $45.82 per share.

•	We declared and paid four quarterly cash dividends in the amount of $0.19 per common share, for a total paid amount of approximately $38.5 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.2	60.5	60.8
Gross margin	39.8	39.5	39.2
Selling and administrative expenses	32.9	32.8	32.5
Depreciation expense	2.4	2.3	2.2
Operating profit	4.5	4.3	4.5
Interest expense	(0.1)	(0.0)	(0.1)
Other income (expense)	(0.1)	0.0	(0.0)
Income from continuing operations before income taxes	4.4	4.3	4.4
Income tax expense	1.6	1.6	1.7
Income from continuing operations	2.8	2.6	2.8
Loss from discontinued operations, net of tax	(0.0)	(0.4)	(0.3)
Net income	2.8%	2.2%	2.4%

See the discussion below under the captions “2015 Compared To 2014” and “2014 Compared To 2013” for additional details regarding the specific components of our operating results.

In 2015, our selling and administrative expenses include both a $4.5 million charge associated with the settlement of a legal matter and $9.2 million of charges associated with our decision to freeze and then terminate our pension plans.

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

The following table sets forth the seasonality of net sales and operating profit for 2015, 2014, and 2013 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2015
Net sales as a percentage of full year	24.7%	23.3%	21.5%	30.5%
Operating profit as a percentage of full year	22.3	12.9	(0.9)	65.7
Fiscal Year 2014
Net sales as a percentage of full year	24.7%	23.1%	21.4%	30.8%
Operating profit as a percentage of full year	21.0	12.4	(1.7)	68.3
Fiscal Year 2013
Net sales as a percentage of full year	24.7%	23.0%	21.6%	30.7%
Operating profit as a percentage of full year	26.7	15.9	(1.2)	58.6

Operating Strategy

Mr. Campisi joined us in 2013 as our Chief Executive Officer and President. Under Mr. Campisi’s leadership, we reevaluated the key components of our operating strategy, our leadership and organizational structure, and the businesses that we operated. After performing his review with the senior leadership team, we introduced our new Edit to Amplify operating strategy (“Edit to Amplify”). Edit to Amplify applies to all aspects of our business, but particularly focuses on merchandising, marketing, and our customers’ shopping experience, all of which we believe are the key drivers of our net sales. Edit to Amplify focuses our entire attention on our core customer, who we refer to as Jennifer. We believe our Edit to Amplify strategy will help us to exceed Jennifer’s expectations by adopting a customer-first mentality and delivering a product assortment that meets her everyday needs while delivering excitement and surprises aimed to drive discretionary purchases. In 2016, we expect to continue to implement and refine our operating strategy, and anticipate:

•	Earnings per diluted share from continuing operations to be $3.20 to $3.35.

◦
Our earnings per diluted share estimate is non-GAAP as it excludes the impact of the expected expenses associated with the termination of our Pension Plan and Supplemental Pension Plan, which are estimated to be approximately $15 million (after-tax) that may be incurred in either 2016 or 2017; therefore the impact of these charges may be up to $0.35 during 2016.

•
Comparable store sales increase in the low single digits for brick and mortar locations coupled with the launch of our e-commerce business in the first quarter of 2016, partially offset by a lower expected store count.

•	Opening 15 new stores and closing 30 stores.

•	Cash flow (operating activities less investing activities) of approximately $200 million.

•	Cash returned to shareholders of approximately $290 million, through our quarterly dividend program and the 2016 Repurchase Program.

The “2015 Compared To 2014” section below provides additional discussion and analysis of our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

Merchandising

We intend to achieve our goal of exceeding our core customer’s expectations by offering a product assortment of value-priced merchandise that is meaningful to her, combined with improving the shopping experience. Our Edit to Amplify strategy uses the two separate “Edit” and “Amplify” components to achieve our goal of exceeding our core customer’s expectations. The “Edit” component focuses on continuously evaluating our product mix and downsizing, or potentially eliminating, those departments within our merchandise categories and product offerings that we believe she does not prioritize or with respect to which we do not maintain a competitive advantage. The “Amplify” component enhances the assortment of those merchandise categories and product offerings that we believe are important to our core customer’s shopping experience and which we believe we have a competitive advantage. We believe our merchandise categories – Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics & Accessories – align our business with how our core customer shops our stores.

Our merchandise categories place differing emphasis on essential items (needs) and discretionary items (wants).

•
Our Food and Consumables categories focus primarily on catering to our core customer’s daily essentials, or “need, use, buy most” items, by providing significant value and consistency of product offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, marketing or packaging changes, or a new product launch that has underperformed. We believe our vendor relationships along with our size and financial strength afford us these opportunities. We have expanded and improved the consistency of our offerings in these categories to supplement our closeout strategy. During 2014 and 2015, we expanded our everyday offerings by installing coolers and freezers in the majority of our stores.

•
Our Soft Home and Hard Home categories address our core customer’s cooking and living essentials, such as tabletop, bedding, and bath, as well as their home-related discretionary items, such as small appliances, home fashion, and accents. We believe that our competitive advantage in the Soft Home and Hard Home categories is based on the quality, brand, fashion, and value of our merchandise offerings, with a particular focus on value and savings. In these categories, our merchandise mix is comprised of replenishable products or assortments we develop with our vendors. Our closeout penetration in these categories is meaningfully lower than in our Food and Consumables categories. In 2014, we began to amplify our assortment in Soft Home by introducing more fashion-based products that our core customer uses to decorate her home. In 2015, we continued to introduce additional fashion-based products as we expanded our space allocation and offerings.

•
Our Furniture category primarily focuses on our core customer’s home furnishing needs, such as upholstery, mattresses, ready-to-assemble, and case goods. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, everyday value offerings, and our in-store availability. A significant majority of our offerings in this category consists of replenishable products sourced either from recognized brand-name manufacturers or sold under our own brands. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for our stores, which allows us to provide a high-quality product at a competitive price. Additionally, we believe our ability to carry in-stock inventory of our core furniture offerings that is available to take home at the end of our customer’s shopping experience positively differentiates us from our competition.

•
Our Seasonal and Electronics & Accessories categories focus on our core customer’s discretionary purchases, such as patio furniture, summer outdoor décor, and Christmas trim. For the Seasonal and Electronics & Accessories categories, there is not always an abundant supply of closeout inventory. As a result, we generally work with vendors to develop product offerings for our stores based on our market evaluations. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. During 2014 and 2015, we “edited” our assortment of offerings in both our Seasonal and Electronics & Accessories categories in response to reduced customer demand for certain merchandise. Specifically, we reduced the offerings in our Toy department and our Electronics department, including our tablets, digital cameras, gaming, and DVD products.

Our merchandising management team is aligned with our merchandise categories. The primary goal of this team is to increase our total company comparable store sales (“comp” or “comps”). We focus our performance review of members within merchandise management on comps by merchandise category, as we believe it is the key metric that will drive long-term company net sales performance. By focusing on growing merchandise categories, which includes managing contraction in certain departments, we believe our merchandise management team can address our customer’s changing shopping behaviors and implement more tailored programs within each merchandise category, which we believe will lead to continued growth in our comps in the future.

Marketing

The top priority of all of our marketing activities is to increase our comps. Since the implementation of our Edit to Amplify strategy, we have shifted our marketing efforts to focus on strengthening our connection with our core customer through the forms of media that have become integral in her daily life. During 2014 and 2015, we deepened our use of social and digital media outlets, specifically on Facebook®, Pinterest®, Twitter®, and YouTube®, by conducting entire campaigns through these outlets in an effort to drive increased brand awareness with our core customer, while also attempting to speak to a new potential customer. These outlets provide us with a channel to deliver our brand message directly to Jennifer, while also providing her with the opportunity to share direct feedback with us, which can enhance our understanding of what is most important to her and improve the shopping experience in our stores.

Given our core customers’ proficiency with mobile devices and digital media, we have continued to expand our communication to our Buzz Club Rewards® members, which we primarily deliver through targeted email campaigns that promote our most attractive and unique product offerings. We are continuously learning additional information about our rewards members, and we will continually refine our methodologies to effectively incentivize their behaviors.

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

Shopping Experience

In 2014, we began the roll-out of two capital investment programs - coolers and freezers and point-of-sale (“POS”) systems upgrade - which continued into 2015.

Based on customer feedback, we determined that our core customer could not complete a portion of the weekly grocery shopping in our stores, as we did not offer refrigerated and frozen food products needed to complete her basket. Accordingly, we tested a cooler and freezer program in approximately 100 stores in 2013. The goal of the program was to increase the convenience of the shopping experience for our core customer in our Food category. Our test results were positive; and, as a result, we implemented our cooler and freezer program in an additional 650 stores by the end of the third quarter of 2014. During the spring of 2015, we completed the roll-out of our cooler and freezer program, through installations at an additional 550 locations. We now have approximately 1,300 stores with coolers and freezers. The introduction of coolers and freezers, and the associated product assortment, assisted us in becoming authorized to accept customer benefits qualifying for certain governmental assistance programs, such as the supplemental nutrition assistance program (“SNAP”), which has provided our customers with another source of funds to spend at our stores. We believe this program will continue to drive comps in both our Food and Consumables categories, as we strive to improve our execution surrounding product flow and assortment, based on our learnings in this new offering area.

During 2014, we also began a POS systems upgrade program. We chose to invest in an upgrade to our POS systems to improve the speed of transactions, increase functionality, and reduce our maintenance burden as our prior hardware was nearing the end of its useful life. We completed the roll-out of our new POS systems during 2015.

In 2015, we increased our investment in our store teams, through training and refined roles and responsibilities, to provide our customers with a more consistent store experience. During 2015, a major focus of the business was investing in our store teams through the roll-out of store operations initiatives designed to aid our store associates in delivering more consistent customer service experiences. These initiatives included the following:

•
Redefining roles and responsibilities for our store associates by delineating our team into two primary areas - customer service and replenishment - which narrows responsibilities of, and provides greater focus to, our team members. We intend to improve our customer’s shopping experience through providing team members with the primary responsibility of catering to our customer’s needs.

•	Implementing a new scheduling system, which focused on ensuring we have store associates staffed during Jennifer’s core shopping windows.

•	Standardizing our training program for our furniture sales managers to improve the consistency of the Furniture category shopping experience between stores.

Also during 2014 and 2015, we have been developing and testing an e-commerce platform to enter into the online marketplace. Our efforts have been focused on designing and building an integrated platform with our retail infrastructure to enhance our core customer’s shopping experience. Additionally, we developed our customer support model for our e-commerce activities. In 2016, we will complete the build and integration of our e-commerce platform into our business operations, and we expect to begin selling merchandise online in the first quarter of 2016.

Currently, we offer our Easy Leasing lease-to-purchase program, which provides a single use opportunity for access to financing through a third party. We also expect to launch, through a third party, a private label credit card in 2016, which will provide another financing opportunity to our customers. Our private label credit card program will provide qualified customers with access to a revolving credit vehicle and give us the ability to market to those customers.

Real Estate

We have determined our average store size of approximately 22,000 selling square feet is appropriate for us to provide our core customers with a positive shopping experience and properly present a representative assortment of merchandise categories that our core customer finds meaningful. Accordingly, when we relocate or open new stores in the future, we intend to open stores of a similar size. Additionally, we have established more stringent merchandise presentation and store layout requirements for our new stores, which were established to ensure a more consistent shopping experience in each location.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 266 U.S. store leases that will expire in 2016. During 2016, we anticipate opening 15 new stores and closing approximately 30 of our existing locations. The majority of these closings are to relocate stores to improved locations within the same local market, with the balance resulting from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market and the Company. For our remaining store locations with fiscal 2016 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. After the first quarter of 2014, we incurred approximately $2.1 million in costs, which were primarily associated with professional services and negotiating termination of our leased facilities with our former landlords.

Additionally, we have elected to classify in discontinued operations the U.S. income tax benefit related to the excess tax basis in the common shares of Big Lots Canada, Inc. that we expected to, and did, recover as a worthless stock deduction in 2014, as this deduction was generated from our Canadian operations which we have also classified as discontinued operations. During 2014, the amount of this income tax benefit that we recognized was $13.8 million.

During 2013, we completed the wind down of our wholesale business, which was located in the U.S. As we ceased wholesale operations in 2013, we reported the results of our wholesale business as discontinued operations for all periods presented. See note 12 to the accompanying consolidated financial statements for a more detailed discussion of all of our discontinued operations.

2015 COMPARED TO 2014

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2015 compared to 2014 were as follows:

(In thousands)	2015		2014		Change		Comps
Furniture	$1,135,757	21.9%	$1,051,165	20.3%	$84,592	8.0%	8.8%
Consumables	944,389	18.2	953,028	18.4	(8,639)	(0.9)	1.0
Food	845,541	16.3	821,915	15.9	23,626	2.9	4.6
Seasonal	845,085	16.3	877,086	16.9	(32,001)	(3.6)	(2.1)
Soft Home	598,777	11.5	569,730	11.0	29,047	5.1	6.9
Hard Home	477,451	9.2	510,095	9.9	(32,644)	(6.4)	(4.5)
Electronics & Accessories	343,582	6.6	394,059	7.6	(50,477)	(12.8)	(11.2)
Net sales	$5,190,582	100.0%	$5,177,078	100.0%	$13,504	0.3%	1.8%

In the first quarter of 2015, we realigned select merchandise categories to be consistent with the changes in our merchandising team and our management reporting. Specifically, we reclassified our home décor and frames departments from our former Furniture & Home Décor category to our Soft Home category. Subsequently, we changed the name of our Furniture & Home Décor category to Furniture. Sales results for all years have been reclassified to reflect this realignment.

We periodically assess and make minor adjustments to our product hierarchy, which can impact the roll-up of our merchandise categories. Our financial reporting process utilizes the most current product hierarchy in reporting net sales by merchandise category for all periods presented. Therefore, there may be minor reclassifications of net sales by merchandise category compared to previously reported amounts.

Net sales increased $13.5 million, or 0.3%, to $5,190.6 million in 2015, compared to $5,177.1 million in 2014. The increase in net sales was principally due to a 1.8% increase in comps, which increased net sales by $91.1 million, partially offset by the net decrease of 11 stores since the end of 2014, which decreased net sales by $77.6 million. The Furniture category experienced positive net sales and comps in nearly all departments during 2015, led by our mattresses and upholstery departments, driven by the impact of our Easy Leasing lease-to-purchase program. Although many departments in our Soft Home category experienced increased net sales and positive comps, the overall increases in Soft Home net sales and comps were primarily driven by new and improved products in our bath and bedding departments and an expansion of selling space allocated to this key category. The Food category experienced positive comps and increased net sales, which were attributable to an increased square footage allocation, the completion of the roll-out of our cooler and freezer program, and enhanced assortments of branded products, particularly in connection with closeouts. Consumables experienced an increase in comps, primarily driven by our pet and household chemicals departments, which benefited from an expanded product assortment and increased closeouts, respectively, during 2015. The positive comps in these categories were partially offset by negative comps in our Seasonal, Hard Home, and Electronics & Accessories categories. The negative comps in Seasonal were primarily due to the reduction in the square footage allocated to our toys department, which was shifted to the Soft Home category. Our Hard Home and Electronics & Accessories both experienced negative comps as a result of an intentionally narrowed assortment, which resulted from our “edit” activities during 2014.

For 2016, we expect net sales to increase in the low single digits compared to 2015, which is based on an anticipated increase in comps in the low single digits and the launch of our e-commerce store front, partially offset by a lower expected store count. We expect above company average comps from our Furniture, Food, Consumables, and Soft Home categories, driven by continued growth in our lease-to-own program, the benefit of a full year of our completed cooler and freezer initiative, and continued refinement of our Soft Home assortment. We anticipate below company average comps in our Seasonal category, due to the continued downsizing of our toys department based on our expectations of customer demand, and our Hard Home and Electronics & Accessories categories.

Gross Margin
Gross margin dollars increased $23.2 million, or 1.1%, to $2,067.2 million in 2015, compared to $2,044.0 million in 2014.  The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $17.9 million along with an increase in net sales, which increased gross margin dollars by approximately $5.3 million.  Gross margin as a percentage of net sales increased 30 basis points to 39.8% in 2015 compared to 39.5% in 2014. The gross margin rate increase was principally due to improvements in initial markup and a lower overall markdown rate in 2015 as compared to 2014, due to the significant markdowns taken in 2014 as part of our Edit to Amplify merchandise strategy to sell through and narrow our assortment in certain underperforming categories in the first quarter of 2014.

For 2016, we expect our gross margin rate to be slightly higher than 2015, as we anticipate a slightly higher initial mark-up on our merchandise, driven by favorable freight costs, and a slightly lower markdown rate.

Selling and Administrative Expenses
Selling and administrative expenses were $1,708.7 million in 2015, compared to $1,699.8 million in 2014.  The increase of $8.9 million, or 0.5%, was primarily due to pension termination related expenses of $9.2 million, a $4.5 million loss contingency associated with a merchandise-related legal matter during the second quarter of 2015, along with increases in corporate office payroll and severance related expense of $5.5 million, accrued bonus expense of $4.5 million, and share-based compensation of $2.9 million. These increases were partially offset by a decrease in store related payroll of $9.4 million. During the third and fourth quarters of 2015, we amended our Pension Plan and Supplemental Pension Plan, respectively, to freeze benefits and terminate the plans, and as a result, we incurred curtailments, while also incurring settlement charges, which totaled approximately $2.2 million. Additionally, when we announced the plan terminations to active plan participants, we communicated to them a one-time conversion benefit, for which we accrued $7.0 million. The increase in corporate office payroll expenses was primarily driven by annual merit increases and severance related expenses combined with our investment in hiring for our e-commerce support functions, including information technology and marketing team members. The increase in accrued bonus expense was directly related to better financial performance in 2015 relative to our quarterly and annual operating plans as compared to our performance during 2014. The increase in share-based compensation expense was primarily driven by the lack of forfeiture of awards, and the related expense reversal, by individuals affected by separation activities in 2015 when compared to 2014. The decrease in store-related payroll resulted principally from a net decrease of 11 stores compared to the end of 2014.

As a percentage of net sales, selling and administrative expenses increased by 10 basis points to 32.9% in 2015 compared to 32.8% in 2014. Our future selling and administrative expense as a percentage of net sales depends on many factors, including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2016, we are forecasting an expense rate slightly lower than the rate achieved in 2015. Store expenses, distribution and transportation expenses, and advertising costs are expected to leverage as comparable store sales are expected to grow at a faster rate than expense growth. These leveraged expenses are expected to be partially offset by an increase in our share-based compensation expense, primarily related to performance share units (“PSUs”), and certain operational investments and expenses related to our e-commerce activities. Our forecasted expense rate excludes the impact of the expenses associated with the termination of our Pension Plan and Supplemental Pension Plan, which are estimated to be approximately $15 million (after tax) that may be incurred in either 2016 or 2017.

Depreciation Expense
Depreciation expense increased $3.0 million to $122.7 million in 2015 compared to $119.7 million in 2014. The increase was directly related to our continued investment in systems and capital spending to support and maintain our stores, including the completion of the roll-out of our cooler and freezer program and our POS systems upgrade, and projects at our distribution centers. Depreciation expense as a percentage of net sales increased by 10 basis points compared to 2014.

For 2016, we expect capital expenditures of approximately $105 million to $110 million, which includes maintenance capital for our stores, distribution centers, and corporate offices, the construction costs associated with opening 15 new stores and investments in strategic initiatives to support future growth. Using this assumption and the run rate of depreciation on our existing property and equipment, we expect 2016 depreciation expense to be approximately $125 million to $130 million, which would represent an increase from 2015.

Operating Profit
Operating profit was $235.7 million in 2015 as compared to $224.5 million in 2014. The increase in operating profit was primarily driven by the items discussed in the "Net Sales", "Gross Margin", "Selling and Administrative Expenses", and "Depreciation Expense" sections above. In summary, the increase in our net sales and gross margin was partially offset by increases in selling and administrative expenses and depreciation expense.

Interest Expense
Interest expense increased $1.1 million to $3.7 million in 2015 compared to $2.6 million in 2014.  The increase was driven by higher average borrowings under the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $177.2 million in 2015 compared to total average borrowings of $105.5 million in 2014. The increase to our average revolving debt balance was primarily the result of year-over-year changes in the timing of our share repurchase activity. The increase in capital leases was driven by a capital lease for store security equipment, which commenced in late 2014.

Other Income (Expense)
Other income (expense) was $(5.2) million in 2015, compared to $0.0 million in 2014.   We recognized unrealized losses of $4.7 million along with realized losses of $0.5 million in 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation. We did not maintain any diesel fuel hedging contracts in 2014.

Income Taxes
The effective income tax rate in 2015 and 2014 for income from continuing operations was 37.0% and 38.4%, respectively. The decrease in our effective rate was principally driven by the recognition of increased employment-related tax credit benefits in 2015 including the impact of the retroactive renewals of federal hiring credits, coupled with increased statute of limitation lapses and discrete settlement benefits.

2014 COMPARED TO 2013

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, net sales change in dollars and percentage, and comps from 2014 compared to 2013 were as follows:

(In thousands)	2014		2013		Change		Comps
Furniture	$1,051,165	20.3%	$961,749	18.8%	$89,416	9.3%	8.3%
Consumables	953,028	18.4	918,124	17.9	34,904	3.8	5.0
Seasonal	877,086	16.9	907,787	17.7	(30,701)	(3.4)	(2.7)
Food	821,915	15.9	747,840	14.6	74,075	9.9	11.0
Soft Home	569,730	11.0	537,798	10.5	31,932	5.9	8.6
Hard Home	510,095	9.9	565,126	11.0	(55,031)	(9.7)	(8.8)
Electronics & Accessories	394,059	7.6	486,331	9.5	(92,272)	(19.0)	(17.8)
Net sales	$5,177,078	100.0%	$5,124,755	100.0%	$52,323	1.0%	1.8%

Net sales increased $52.3 million or 1.0% to $5,177.1 million in 2014, compared to $5,124.8 million in 2013. The increase in net sales was principally due to a 1.8% increase in comps, which increased net sales by $87.3 million, partially offset by the net decrease of 33 stores since the end of 2013, which decreased net sales by $35.0 million.  The Food category experienced positive comps in all departments due to an improved consistency of assortment and more branded products, particularly in our new coolers and freezers. During 2014, we began the roll-out of our cooler and freezer program, which had been installed in approximately 750, or 50%, of our stores as of the end of third quarter of 2014. Our Soft Home category experienced net sales and comp increases in many departments, with the primary driver being improved quality, brand, fashion, and value. The Furniture category experienced a positive and improving comp during 2014, primarily as a result of the completion of the roll-out of our lease-to-purchase program during the second quarter of 2014. Consumables experienced a comp increase, which was driven by growth in all departments, particularly our pet department in the first quarter of 2014, which benefited from a product and space expansion at the end of the first quarter of 2013 and has been an area where we have expanded our assortment. The negative comps in our Seasonal category were primarily driven by our decision to narrow our assortments in toys and Halloween in response to a multi-year trend of lower customer demand. Hard Home experienced negative comps as a result of our decision in late 2013 to narrow the product offerings in this category through “edit” activities in our Edit to Amplify strategy, specifically in our home maintenance, auto, tools, and paint departments. The negative comps in Electronics & Accessories were also a result of our “edit” activities in our Edit to Amplify strategy, as we continue to narrow the merchandise assortment in our electronics department, particularly in our tablet, digital camera, gaming and DVD products, based on our customer’s response to our product offerings, and overall trends for this category in the retail marketplace.

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

Selling and Administrative Expenses
Selling and administrative expenses were $1,699.8 million in 2014, compared to $1,664.0 million in 2013.  The increase of $35.8 million, or 2.2%, was primarily due to increases in accrued bonus expense of $26.2 million, self-insurance costs of $8.6 million, store occupancy expenses of $5.2 million, corporate office payroll expenses of $2.6 million, and store utilities expense of $2.3 million, and the absence of a gain on the sale of real estate of $3.6 million. These increases were partially offset by a decrease in store related payroll of $6.1 million, the absence of a non-recurring litigation settlement of $4.4 million, and a decrease in share-based compensation expense of $2.7 million. The increase in accrued bonus expense was directly related to better financial performance in 2014 relative to our annual operating plan as compared to our performance during 2013. The increase in self-insurance costs was due to an unfavorable development for our self-insurance programs, particularly our general liability coverage, during the fourth quarter of 2014. The increase in store occupancy expense was primarily the result of an increase in store rents from the exercise of lease options and property maintenance costs. The increase in corporate office payroll costs was driven by our investment in our merchandising team and expansion of our marketing team as we develop our omnichannel strategy. The increase in utilities expense was primarily attributable to the unseasonably cold weather in many regions of the U.S. during the first quarter of 2014, and the roll-out of our cooler and freezer program, which has gradually increased our energy consumption. The gain on sale of real estate resulted from our sale of an owned store location in the third quarter of 2013, which did not recur in 2014. The decrease in store related payroll resulted from a net decrease of 33 stores compared to 2013. The non-recurring litigation settlement was the result of a loss contingency for a legal matter that was recognized in the first quarter of 2013 and finalized in the second quarter of 2013. The decrease in share-based compensation expense was primarily driven by the forfeiture of awards by individuals affected by separation activities and the associated reversal of costs, and the change in the types of equity instruments awarded in 2014 compared to 2013 (specifically the replacement of stock options with performance share units which have a different expense recognition pattern).

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

Depreciation Expense
Depreciation expense increased $6.5 million to $119.7 million in 2014 compared to $113.2 million in 2013. The increase was directly related to capital expenditures in both 2013 and 2014 associated with the implementation of our cooler and freezer program, store projects, and maintenance of existing stores and distribution centers. Depreciation expense as a percentage of net sales increased by 10 basis points compared to 2013.

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

Capital Resources and Liquidity

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into an additional amendment of the credit facility that among other things extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”). In connection with our original entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the second amendment of the 2011 Credit Agreement, we paid bank fees and other expenses in the amount of $0.8 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At January 30, 2016, we were in compliance with the covenants of the 2011 Credit Agreement.

We use the 2011 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2011 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2011 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2015, our total indebtedness (outstanding borrowings and letters of credit) under the 2011 Credit Agreement peaked at approximately $383 million in November.  At January 30, 2016, we had $62.3 million in outstanding borrowings under the 2011 Credit Agreement and $634.5 million in borrowings available under the 2011 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $3.2 million.  Working capital was $316.0 million at January 30, 2016.

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

On March 4, 2015, our Board of Directors authorized a share repurchase program providing for the repurchase of $200 million of our common shares (“2015 Repurchase Program”). During 2015, we exhausted this program by purchasing approximately 4.4 million of our outstanding common shares at an average price of $45.82.

On March 1, 2016, our Board of Directors authorized a share repurchase program providing for the repurchase of $250 million of our common shares. Pursuant to the 2016 Repurchase Program, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2016 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2016 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations and by drawing on the 2011 Credit Agreement.

In June 2014, we announced that our Board of Directors commenced a cash dividend program and we declared and paid three quarterly cash dividends of $0.17 per common share for a total paid amount of approximately $27.8 million during 2014. In 2015, we declared and paid four quarterly cash dividends of $0.19 per common share for a total paid amount of approximately $38.5 million.

In March 2016, our Board increased our quarterly dividend payment rate by approximately 11% by declaring a quarterly cash dividend of $0.21 per common share payable on April 1, 2016 to shareholders of record as of the close of business on March 18, 2016.

The following table compares the primary components of our cash flows from 2015 to 2014:

(in thousands)	2015	2014	Change
Net cash provided by operating activities	$342,352	$318,562	$23,790
Net cash used in investing activities	(113,193)	(90,749)	(22,444)
Net cash used in financing activities	$(227,276)	$(249,320)	$22,044

Cash provided by operating activities increased by $23.8 million to $342.4 million in 2015 compared to $318.6 million in 2014.  The increase in cash provided by operating activities was primarily driven by an increase in net income of $28.6 million in 2015 as compared to 2014. The increase in net income was primarily driven by the increase in our comparable store sales in 2015 along with the absence of losses from discontinued operations associated with the wind down of our Canadian operations. Additionally, in 2015, we received a benefit in our income tax position (current and deferred), which increased our cash provided by operating activities by $27.6 million. Our net income tax asset position did not increase as greatly in 2015 as compared to 2014 primarily because we generated higher taxable income in 2015 compared to 2014, due to the absence of losses from the wind down of our former Canadian operations and greater income from continuing operations. Partially offsetting the increase in cash provided by operating activities was a net decrease in cash provided by the normal sales of our merchandise. The change in our inventory position decreased by $61.6 million in 2015 as compared to 2014, which was partially offset by the change in our accounts payable which increased by $30.2 million. In 2014, our operating cash flows benefited from our decision to strategically reduce our average store inventory. In 2015, we were able to manage our inventory levels to keep them at this new lower level, which had a corollary effect on our accounts payable.

Cash used in investing activities increased by $22.5 million to $113.2 million in 2015 compared to $90.7 million in 2014.  The increase was primarily driven by a $32.5 million increase in capital expenditures to $126.0 million in 2015 compared to $93.5 million in 2014. The increase in capital expenditures was driven by the upgrade to our POS systems, the completion of the roll-out of our cooler and freezer program, and investment in our e-commerce technologies. The increase in capital expenditures was partially offset by cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015.

Cash used in financing activities decreased by $22.0 million to $227.3 million in 2015 compared to $249.3 million in 2014.  The decrease in the cash used in financing activities was principally due to a decrease in cash used to acquire shares in our respective share repurchase programs during 2015 as compared to 2014. Our use of cash for share repurchase activities decreased by $48.8 million to $201.9 million in 2015 as compared to $250.7 million in 2014. Additionally, we had a decrease in net repayments of our borrowings under our credit facility of $15.1 million to net borrowings of $0.2 million in 2015 compared to net repayments of $14.9 million in 2014. Partially offsetting the decrease in cash used in financing activities was a decrease in the proceeds from the exercise of stock options of $26.3 million, as fewer stock options were exercised in 2015 as compared to 2014, along with an increase of $10.7 million of dividends paid to $38.5 million in 2015 compared to $27.8 million in 2014. The increase in dividends paid was a result of a 12% increase in our quarterly dividend payment from $0.17 per share in the second, third, and fourth quarters of 2014 to $0.19 per share in each quarter of 2015 in addition to no dividend payment in the first quarter of 2014.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at January 30, 2016:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$62,415	$115	$—	$62,300	$—
Operating lease obligations (3) (4)	1,175,190	315,267	480,549	265,930	113,444
Capital lease obligations (4)	28,673	5,956	9,767	9,064	3,886
Purchase obligations (4) (5)	649,668	564,292	75,459	6,436	3,481
Other long-term liabilities (6)	40,385	24,356	5,455	5,455	5,119
Total contractual obligations	$1,956,331	$909,986	$571,230	$349,185	$125,930

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2011 Credit Agreement, and the associated accrued interest of $0.1 million. In addition, we had outstanding letters of credit totaling $58.2 million at January 30, 2016. Approximately $58.0 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For a further discussion, see note 3 to the accompanying consolidated financial statements. The remaining $0.2 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligations.

(3)
Operating lease obligations include, among other items, leases for retail stores, offices, and certain computer and other business equipment. The future minimum commitments for retail store and office operating leases are $936.7 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $235.0 million at January 30, 2016. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data. The remaining lease obligation of $3.5 million relates primarily to operating leases for computer and other business equipment, including data center related costs.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $434.4 million, the entirety of which represents obligations due within one year of January 30, 2016. In addition, we have purchase commitments for future inventory purchases totaling $33.9 million at January 30, 2016. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $181.4 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $17.5 million for obligations related to our nonqualified deferred compensation plan, $19.3 million for expected contributions to the Pension Plan and our nonqualified, unfunded supplemental defined benefit pension plan (“Supplemental Pension Plan”), and $2.4 million for unrecognized tax benefits. Pension contributions are equal to expected benefit payments for the nonqualified plan plus expected contributions to the qualified plan using actuarial estimates and assuming that we complete the distributions associated with the plan terminations in 2016 (see note 8 to the accompanying consolidated financial statements for additional information about our employee benefit plans). We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $1.9 million for payments expected in 2016 and $0.5 million of timing-related income tax uncertainties anticipated to reverse in 2017. Unrecognized tax benefits in the amount of $17.5 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments.

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

Our significant accounting policies, including the recently adopted accounting standards and recent accounting standards - future adoptions, if any, are described in note 1 to the accompanying consolidated financial statements. We believe the following estimates, assumptions, and judgments are the most critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2016, the majority of these counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on historical results at the individual store level. Thus, the shrink accrual rates will be adjusted throughout the January to June inventory cycle based on actual results. At January 30, 2016, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $3.5 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

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

We identified two stores, three stores, and seven stores in the U.S., in 2015, 2014, and 2013, respectively, with impairment indicators as a result of our annual store impairment tests. For these stores, we recognized impairment charges of $0.4 million, $0.2 million, and $1.3 million in 2015, 2014, and 2013, respectively. We do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2015, 2014, or 2013.

If our future operating results decline significantly, we may be exposed to impairment losses that could be material (for additional discussion of this risk, see “Item 1A. Risk Factors - A significant decline in our operating profit and taxable income may impair our ability to realize the value of our long-lived assets and deferred tax assets.”).

In addition to our annual store impairment reviews, we evaluate our other long-lived assets at each reporting period to determine whether impairment indicators are present. In 2014, we reviewed our operational needs surrounding travel and determined that our travel demands no longer merited the need to own two corporate aircraft. As a result of that decision, we placed both of our aircraft in the market as available-for-sale during 2014 and recorded impairment charges totaling $3.3 million in 2014.

Share-Based Compensation
We grant non-vested restricted stock units and PSUs to our employees under shareholder approved incentive plans. Additionally, we have granted stock options and non-vested restricted stock awards in prior years. Share-based compensation expense was $13.5 million, $10.5 million, and $13.2 million in 2015, 2014, and 2013, respectively. Future share-based compensation expense for non-vested restricted stock units depends on the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for PSUs is dependent upon the future number of awards, the estimated vesting period, the grant date of the award which may vary from the issuance date, financial results relative to the targets established for each three-year performance period, and potentially other estimates, judgments and assumptions used in arriving at the fair value of PSUs. Future share-based compensation expense related to non-vested restricted stock units and PSUs may vary materially from the currently amortizing awards.

Compensation expense for non-vested restricted stock units is recorded over the contractual vesting period based on our expectation of achieving the performance criteria. We monitor the achievement of the performance criteria at each reporting period.

We have issued two types of PSUs, which have different structures - those issued to our Chief Executive Officer (“CEO”) in 2013 and those issued to employees in 2014 and 2015. For the PSUs issued to our CEO in 2013, compensation expense was recorded over an estimated vesting period based on the estimated achievement date of the performance criteria. An estimated target achievement date was determined at the time of the award issuance based on performing a Monte Carlo simulation. We monitor the achievement of the share price performance targets for the PSUs issued to our CEO in 2013 at each reporting period and make adjustments to the estimated vesting period, as appropriate. The PSUs issued in 2014 and 2015 were structured to reflect specific shareholder feedback and are based on a three-year financial performance period payable to associates at the end of the third year assuming certain financial performance metrics are achieved. Those financial metrics include earnings per share (“EPS”) and return on invested capital (“ROIC”). Financial performance targets (for both EPS and ROIC) are established by the Compensation Committee of our Board of Directors at the beginning of each fiscal year based on the Company’s approved operating plan. From an accounting perspective, a grant date will be deemed to be established when all financial targets are determined, which occurred in March 2016 and is estimated to occur in March 2017 for the PSUs issued in 2014 and 2015, respectively. Compensation expense for the PSUs issued in 2014 and 2015 will be recorded (1) based on fair value of the award on the grant date and the estimated achievement of financial performance objectives, and (2) on a straight-line basis from the grant date, which may vary from the issuance date, through the vesting date. Accordingly, based on this accounting treatment, there was no expense recognized in fiscal 2014 or 2015, related to the PSUs issued in 2014 and 2015.

At January 30, 2016, PSUs issued and outstanding were as follows:

Issue Year	Outstanding PSUs at January 30, 2016	Expected Valuation Date	Expected Expense Period
2014	379,794	March 2016	Fiscal 2016
2015	273,340	March 2017	Fiscal 2017
Total	653,134

On March 1, 2016, the Compensation Committee of our Board of Directors established the 2016 performance targets, which established the grant date for the PSUs issued in 2014; therefore the fair value of the 2014 awards was established. We will monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis.

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

Pension
Actuarial valuations are used to calculate the estimated expenses and obligations for our Pension Plan and Supplemental Pension Plan. Inherent in the actuarial valuations are several assumptions including discount rate, expected return on plan assets, and mortality tables. During 2015, our Board of Directors approved amendments to freeze and terminate our Pension Plan and Supplemental Pension Plan. These amendments had a significant impact on how we determine and utilize assumptions in our actuarial valuations. Specifically, our expected return on plan assets was reduced to reflect a revised investment strategy as we prepare to distribute all of the assets in the reasonably near future. The long-term rate of return on assets used to determine net periodic pension cost in 2015 was 5.2%, which was then reduced to 2.8% when determining the projected benefit obligation at January 30, 2016 to reflect the change in investment strategy resulting from our plans to terminate the plans. Additionally, our discount rate was significantly reduced from 3.3% to 1.2%, as the estimated duration of the liability was shortened to one year, as we intend to complete the distribution of assets during 2016. Our projected benefit obligation would have increased given the reduction in both the long-term rate of return on assets and the discount rate, but those factors were offset by the freeze in benefits and elimination of increases in future compensation. Therefore, our projected benefit obligation decreased by $2.8 million from January 31, 2015.

When we receive the necessary regulatory approvals, we will distribute all of the assets of the Pension Plan and fund any required shortfall for both the Pension Plan and the Supplemental Pension Plan. Settlement charges associated with the unrealized actuarial losses will be recognized as distributions are made and this distribution activity may generate approximately $26.4 million in settlement charges. We anticipate distributing the assets during fiscal 2016, but given the needed regulatory approvals, the process may not be completed until fiscal 2017; therefore, a portion of the settlement charges may not occur until fiscal 2017.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 30, 2016 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $7 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 4.0% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $2.2 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2011 Credit Agreement that we make from time to time. We had borrowings of $62.3 million under the 2011 Credit Agreement at January 30, 2016. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At January 30, 2016, we had outstanding derivative instruments, in the form of collars, covering 8,175,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2016	3,750	3,750	$(2,721)
2017	3,225	3,225	(1,545)
2018	1,200	1,200	(399)
Total	8,175	8,175	$(4,665)

Additionally, at January 30, 2016, a 1% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2016 of the Company and our report dated March 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 29, 2016

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2015	2014	2013
Net sales	$5,190,582	$5,177,078	$5,124,755
Cost of sales (exclusive of depreciation expense shown separately below)	3,123,396	3,133,124	3,117,386
Gross margin	2,067,186	2,043,954	2,007,369
Selling and administrative expenses	1,708,717	1,699,764	1,664,031
Depreciation expense	122,737	119,702	113,228
Operating profit	235,732	224,488	230,110
Interest expense	(3,683)	(2,588)	(3,293)
Other income (expense)	(5,199)	—	(12)
Income from continuing operations before income taxes	226,850	221,900	226,805
Income tax expense	83,842	85,239	85,515
Income from continuing operations	143,008	136,661	141,290
Loss from discontinued operations, net of tax (expense) benefit of $(135), $13,852, and $24,046, respectively	(135)	(22,385)	(15,995)
Net income	$142,873	$114,276	$125,295

Earnings per common share - basic
Continuing operations	$2.83	$2.49	$2.46
Discontinued operations	—	(0.41)	(0.28)
	$2.83	$2.08	$2.18

Earnings per common share - diluted
Continuing operations	$2.81	$2.46	$2.44
Discontinued operations	—	(0.40)	(0.28)
	$2.80	$2.06	$2.16

Cash dividends declared per common share	$0.76	$0.51	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2015	2014	2013
Net income	$142,873	$114,276	$125,295
Other comprehensive income (loss):
Foreign currency translation	—	5,022	(3,589)
Amortization of pension, net of tax benefit of $(702), $(579), and $(665), respectively	1,119	884	1,005
Valuation adjustment of pension, net of tax expense (benefit) of $1,530, $4,613, and $(1,589), respectively	(2,440)	(7,051)	2,403
Total other comprehensive loss	(1,321)	(1,145)	(181)
Comprehensive income	$141,552	$113,131	$125,114

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$54,144	$52,261
Inventories	849,982	851,669
Other current assets	90,306	95,345
Total current assets	994,432	999,275
Property and equipment - net	559,924	550,555
Deferred income taxes	47,739	46,293
Other assets	38,275	39,768
Total assets	$1,640,370	$1,635,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382,277	$358,932
Property, payroll, and other taxes	76,568	76,924
Accrued operating expenses	81,756	62,955
Insurance reserves	40,661	38,824
Accrued salaries and wages	72,250	47,878
Income taxes payable	24,936	2,316
Total current liabilities	678,448	587,829
Long-term obligations	62,300	62,100
Deferred rent	59,454	65,930
Insurance reserves	58,359	55,606
Unrecognized tax benefits	17,789	17,888
Other liabilities	43,550	56,988
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 49,101 shares and 52,912 shares, respectively	1,175	1,175
Treasury shares - 68,394 shares and 64,583 shares, respectively, at cost	(2,063,091)	(1,878,523)
Additional paid-in capital	588,124	574,454
Retained earnings	2,210,239	2,107,100
Accumulated other comprehensive loss	(15,977)	(14,656)
Total shareholders' equity	720,470	789,550
Total liabilities and shareholders' equity	$1,640,370	$1,635,891

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - February 2, 2013	57,269	$1,175	60,226	$(1,677,610)	$551,845	$1,896,062	$(13,330)	$758,142
Comprehensive income	—	—	—	—	—	125,295	(181)	125,114
Purchases of common shares	(6)	—	6	(214)	—	—	—	(214)
Exercise of stock options	214	—	(214)	5,949	(1,065)	—	—	4,884
Restricted shares vested	65	—	(65)	1,805	(1,805)	—	—	—
Tax benefit from share-based awards	—	—	—	—	123	—	—	123
Share activity related to deferred compensation plan	6	—	(6)	29	166	—	—	195
Share-based employee compensation expense	—	—	—	—	13,183	—	—	13,183
Balance - February 1, 2014	57,548	1,175	59,947	(1,670,041)	562,447	2,021,357	(13,511)	901,427
Comprehensive income	—	—	—	—	—	114,276	(1,145)	113,131
Dividends declared ($0.51 per share)	—	—	—	—	—	(28,533)	—	(28,533)
Purchases of common shares	(6,122)	—	6,122	(250,671)	—	—	—	(250,671)
Exercise of stock options	1,389	—	(1,389)	39,440	3,166	—	—	42,606
Restricted shares vested	70	—	(70)	1,995	(1,995)	—	—	—
Performance shares vested	25	—	(25)	716	(716)	—	—	—
Tax benefit from share-based awards	—	—	—	—	994	—	—	994
Share activity related to deferred compensation plan	2	—	(2)	38	24	—	—	62
Share-based employee compensation expense	—	—	—	—	10,534	—	—	10,534
Balance - January 31, 2015	52,912	1,175	64,583	(1,878,523)	574,454	2,107,100	(14,656)	789,550
Comprehensive income	—	—	—	—	—	142,873	(1,321)	141,552
Dividends declared ($0.76 per share)	—	—	—	—	—	(39,734)	—	(39,734)
Purchases of common shares	(4,403)	—	4,403	(201,867)	—	—	—	(201,867)
Exercise of stock options	450	—	(450)	13,149	3,134	—	—	16,283
Restricted shares vested	128	—	(128)	3,747	(3,747)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	687	—	—	687
Share activity related to deferred compensation plan	1	—	(1)	19	4	—	—	23
Other	13	—	(13)	384	113	—	—	497
Share-based employee compensation expense	—	—	—	—	13,479	—	—	13,479
Balance - January 30, 2016	49,101	$1,175	68,394	$(2,063,091)	$588,124	$2,210,239	$(15,977)	$720,470

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2015	2014	2013
Operating activities:
Net income	$142,873	$114,276	$125,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108,054	105,849	102,196
Deferred income taxes	(617)	22,628	(32,138)
Non-cash share-based compensation expense	13,479	10,534	13,183
Excess tax benefit from share-based awards	(1,330)	(3,776)	(123)
Non-cash impairment charge	386	3,532	21,091
Loss (gain) on disposition of property and equipment	1,464	2,759	(3,036)
Unrealized loss on fuel derivatives	4,665	—	—
Pension expense, net of contributions	(5,312)	4,190	3,378
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	1,687	63,336	1,385
Accounts payable	23,345	(6,864)	(27,468)
Current income taxes	29,305	(21,549)	(28,538)
Other current assets	(12,189)	3,181	420
Other current liabilities	22,282	20,718	4,350
Other assets	3,806	3,206	10,300
Other liabilities	10,454	(3,458)	8,039
Net cash provided by operating activities	342,352	318,562	198,334
Investing activities:
Capital expenditures	(125,989)	(93,460)	(104,786)
Cash proceeds from sale of property and equipment	12,773	2,783	7,260
Other	23	(72)	31
Net cash used in investing activities	(113,193)	(90,749)	(97,495)
Financing activities:
Net proceeds from (repayments of) borrowings under bank credit facility	200	(14,900)	(94,200)
Payment of capital lease obligations	(4,433)	(2,365)	(1,089)
Dividends paid	(38,530)	(27,828)	—
Proceeds from the exercise of stock options	16,283	42,606	4,884
Excess tax benefit from share-based awards	1,330	3,776	123
Payment for treasury shares acquired	(201,867)	(250,671)	(214)
Deferred bank credit facility fees paid	(779)	—	(895)
Other	520	62	195
Net cash used in financing activities	(227,276)	(249,320)	(91,196)
Impact of foreign currency on cash	—	5,139	(1,595)
Increase (decrease) in cash and cash equivalents	1,883	(16,368)	8,048
Cash and cash equivalents:
Beginning of year	52,261	68,629	60,581
End of year	$54,144	$52,261	$68,629

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a unique, non-traditional, discount retailer in the United States of America (“U.S.”).  At January 30, 2016, we operated 1,449 stores in 47 states. We intend to achieve our goal of exceeding our core customer’s expectations by offering a product assortment of value-priced merchandise that is meaningful to our core customer, combined with the quality and ease of the shopping experience. Our value-priced merchandise is sourced through both traditional and close-out channels.

Basis of Presentation
The consolidated financial statements include Big Lots, Inc. and all of its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all of our accounts. We consolidate all majority-owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that it believes are reasonable under the circumstances. Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates.

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2015 (“2015”) was comprised of the 52 weeks that began on February 1, 2015 and ended on January 30, 2016.  Fiscal year 2014 (“2014”) was comprised of the 52 weeks that began on February 2, 2014 and ended on January 31, 2015.  Fiscal year 2013 (“2013”) was comprised of the 52 weeks that began on February 3, 2013 and ended on February 1, 2014.

Segment Reporting
We manage our business based on one segment, discount retailing. All of our stores are located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than five days, and at January 30, 2016 and January 31, 2015, totaled $28.3 million and $26.6 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of January 30, 2016 and January 31, 2015.

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Cost includes any applicable inbound shipping and handling costs associated with the receipt of merchandise into our distribution centers (see the discussion below under the caption “Selling and Administrative Expenses” for additional information regarding outbound shipping and handling costs to our stores). Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Under the average cost retail inventory method, inventory is segregated into classes of merchandise having similar characteristics at its current retail selling value. Current retail selling values are converted to a cost basis by applying an average cost factor to each specific merchandise class’s retail selling value. Cost factors represent the average cost-to-retail ratio computed using beginning inventory and all fiscal year-to-date purchase activity specific to each merchandise class.

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

Store Supplies
When opening a new store, a portion of the initial shipment of supplies (which primarily includes display materials, signage, security-related items, and miscellaneous store supplies) is capitalized at the store opening date. These capitalized supplies represent more durable types of items for which we expect to receive future economic benefit. Subsequent replenishments of capitalized store supplies are expensed. The consumable/non-durable type items for which the future economic benefit is less measurable are expensed upon shipment to the store. Capitalized store supplies are adjusted periodically for changes in estimated quantities or costs and are included in other current assets in our consolidated balance sheets.

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

We assess the adequacy and need for a valuation allowance for deferred tax assets. In making such assessment, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. We have established a valuation allowance to reduce our deferred tax assets to the balance that is more likely than not to be realized.

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

Pension
Pension assumptions are evaluated each year. Actuarial valuations are used to calculate the estimated expenses and obligations related to our pension plans. We review external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate is to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we review rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process includes a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumption for the expected long-term rate of return is primarily based on our expectation of a long-term, prospective rate of return. Our prospective expectations on long-term rate of return and discount rate were noticeably affected by the amendments to terminate our pension plans, as further discussed in note 8.

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

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2015, 2014, and 2013, we recognized in net sales on our consolidated statements of operations breakage of $0.4 million, $0.2 million, and $0.2 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $159.4 million, $161.1 million, and $158.9 million for 2015, 2014, and 2013, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet and social media marketing and advertising, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $91.5 million, $97.5 million, and $97.9 million for 2015, 2014, and 2013, respectively.

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

Performance Share Units
Compensation expense for PSUs will be recorded based on fair value of the award on the grant date and the estimated achievement of financial performance objectives. From an accounting perspective, the grant date is established once all financial performance targets have been set. We monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis. The expense for the PSUs is recorded on a straight-line basis from the grant date through the vesting date.

CEO Performance Share Units
For the PSUs granted to our CEO during 2013, compensation expense is recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date for each tranche of the award was determined at the time of the award grant based on a Monte Carlo simulation.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$3,204	$1,921	$2,687
Cash paid for income taxes, excluding impact of refunds	$56,158	$69,919	$122,672
Gross proceeds from borrowings under the bank credit facility	$1,588,200	$1,550,900	$1,330,100
Gross payments of borrowings under the bank credit facility	$1,588,000	$1,565,800	$1,424,300
Non-cash activity:
Assets acquired under capital leases	$10,180	$20,982	$—
Accrued property and equipment	$9,808	$10,974	$5,296
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities, discontinued operations	$(2,846)	$(48,339)	$22,312
Net cash provided by (used in) investing activities, discontinued operations	$—	$522	$(5,640)

Reclassifications

Merchandise Categories
In the first quarter of 2015, we realigned select merchandise categories to be consistent with the changes in our merchandising team and our management reporting. Specifically, we reclassified our home décor and frames departments from our former Furniture & Home Décor category to our Soft Home category. Subsequently, we changed the name of our Furniture & Home Décor category to Furniture. In order to provide comparative information, we have reclassified our net sales by merchandise category into this revised alignment for all periods presented in note 15 to the consolidated financial statements.

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

Deferred Taxes
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have early adopted this guidance as of January 30, 2016 and have applied the requirements retrospectively. The adoption of this guidance resulted in the reclassification of $39.2 million from current deferred income tax assets to noncurrent deferred income tax assets on the consolidated balance sheet as of January 31, 2015. The adoption of this guidance did not have any impact on our consolidated statements of operations or cash flows.

Recent Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017, but will allow for early adoption as of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in notes 10 and 17) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	January 30, 2016	January 31, 2015
Land and land improvements	$51,523	$51,044
Buildings and leasehold improvements	840,931	838,663
Fixtures and equipment	737,169	723,723
Computer software costs	132,101	129,994
Construction-in-progress	30,974	17,632
Property and equipment - cost	1,792,698	1,761,056
Less accumulated depreciation and amortization	1,232,774	1,210,501
Property and equipment - net	$559,924	$550,555

Property and equipment - cost includes $31.5 million and $24.3 million at January 30, 2016 and January 31, 2015, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $6.2 million and $4.4 million at January 30, 2016 and January 31, 2015, respectively, related to capital leases.

During 2015, 2014, and 2013, respectively, we invested $126.0 million, $93.5 million, and $104.8 million of cash in capital expenditures and we recorded $122.7 million, $119.7 million, and $113.2 million of depreciation expense.

We incurred $0.4 million, $3.5 million, and $7.8 million in asset impairment charges in 2015, 2014, and 2013, respectively. During 2015, we wrote down the value of long-lived assets at two stores identified as part of our annual store impairment review. The charges in 2014 were primarily related to our corporate aircraft, as we made the decision to no longer own and operate corporate aircraft and entered into sales agreements for both our corporate aircraft. Additionally, we wrote down the value of long-lived assets at three stores identified as part of our annual store impairment review. The total charges in 2013 principally related to the write-down of long-lived assets related to our former Canadian operations. With no expected future cash flows from our former Canadian operations beyond the first quarter of 2014, we impaired our property and equipment to its estimated salvage value at February 1, 2014, which resulted in an impairment charge of $6.5 million, which has been included in results from discontinued operations. The remaining charges in 2013 related to our continuing operations, which principally consisted of the write-down of long-lived assets at seven stores identified as part of our annual store impairment review.

Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We generally use actual historical cash flows to determine if stores had negative cash flows within the past two years. For each store with negative cash flows, we estimate future cash flows based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store's assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value.

NOTE 3 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the credit facility that, among other things, extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”). In connection with our original entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the 2015 amendment of the 2011 Credit Agreement, we paid additional bank fees and other expenses in the aggregate amount of $0.8 million, which are being amortized over the term of the amended agreement.

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At January 30, 2016, we had $62.3 million of borrowings outstanding under the 2011 Credit Agreement and $3.2 million was committed to outstanding letters of credit, leaving $634.5 million available under the 2011 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $17.3 million and $16.9 million at January 30, 2016 and January 31, 2015, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

The fair values of our long-term obligations under our bank credit facility are estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying our long-term obligations, the carrying value of these instruments approximates the fair value.

NOTE 5 – LEASES

Leased property consisted primarily of 1,394 of our retail stores and certain transportation, information technology and other office equipment. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

(In thousands)	2015	2014	2013
Minimum rents	$314,605	$314,276	$309,935
Contingent rents	637	312	308
Total rent expense	$315,242	$314,588	$310,243

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at January 30, 2016, were as follows:

Fiscal Year	(In thousands)
2016	$249,556
2017	208,306
2018	172,415
2019	127,254
2020	85,260
Thereafter	93,899
Total leases	$936,690

We have obligations for capital leases primarily for store asset protection equipment and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at January 30, 2016, were as follows:

Fiscal Year	(In thousands)
2016	$5,956
2017	5,235
2018	4,532
2019	4,532
2020	4,532
Thereafter	3,886
Total lease payments	$28,673
Less amount to discount to present value	(3,293)
Capital lease obligation per balance sheet	$25,380

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2015, 2014, and 2013 were as follows:

(In millions)	2015	2014	2013
Antidilutive stock options excluded from dilutive share calculation	0.1	1.1	2.8

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

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2015	2014	2013
Weighted-average common shares outstanding:
Basic	50,517	54,935	57,415
Dilutive effect of share-based awards	447	617	543
Diluted	50,964	55,552	57,958

Share Repurchase Programs
On March 4, 2015, our Board of Directors authorized a share repurchase program providing for the repurchase of $200 million of our common shares (“2015 Repurchase Program”). The 2015 Repurchase Program was exhausted during the second quarter of 2015. During 2015, we acquired approximately 4.4 million of our outstanding common shares for $200 million under the 2015 Repurchase Program.

Common shares acquired through repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2014:		(in thousands)	(in thousands)
Second quarter	$0.17	$9,585	$9,366
Third quarter	0.17	9,718	9,457
Fourth quarter	0.17	9,230	9,005
Total	$0.51	$28,533	$27,828
2015:		(in thousands)	(in thousands)
First quarter	$0.19	$10,479	$10,197
Second quarter	0.19	10,069	9,734
Third quarter	0.19	9,549	9,267
Fourth quarter	0.19	9,637	9,332
Total	$0.76	$39,734	$38,530

The amount of dividends declared may vary from the amount of dividends paid in a period based on certain instruments with restrictions on payment, including restricted stock awards, restricted stock units, and PSUs. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial conditions, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) in May 2012. The 2012 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, PSUs, stock appreciation rights, cash-based awards, and other share-based awards. We have issued nonqualified stock options, restricted stock, restricted stock units, and PSUs under the 2012 LTIP. The number of common shares available for issuance under the 2012 LTIP consists of an initial allocation of 7,750,000 common shares plus any common shares subject to the 4,702,362 outstanding awards as of March 15, 2012 under the Big Lots 2005 Long-Term Incentive Plan (“2005 LTIP”) that, on or after March 15, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2012 LTIP, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

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

We previously maintained the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The Director Stock Option Plan was terminated on May 30, 2008. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each non-employee director of an option to acquire 10,000 of our common shares became fully exercisable over a three‑year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: (1) 10 years plus one month; (2) one year following death or disability; or (3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 LTIP in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2015, 2014, and 2013, but did, as discussed below, receive restricted stock awards under the 2012 and 2005 LTIPs.

Share-based compensation expense was $13.5 million, $10.5 million and $13.2 million in 2015, 2014, and 2013, respectively. We historically used a binomial model to estimate the fair value of stock options on the grant date. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility is based on historical and current implied volatilities from traded options on our common shares. The dividend yield on our common shares was assumed to be zero since we had not paid dividends, nor did we have any plans to do so at the time of those grants. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The expected life was determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2013, 2014, and 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 2, 2013	783,609	$42.25
Granted	458,576	35.53
Vested	(64,784)	37.79
Forfeited	(513,300)	41.86
Outstanding non-vested restricted stock at February 1, 2014	664,101	$38.34
Granted	317,641	37.81
Vested	(70,155)	34.54
Forfeited	(166,782)	39.87
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13
Granted	217,767	49.00
Vested	(128,140)	38.42
Forfeited	(49,283)	40.28
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96

The non-vested restricted stock units granted in 2014 and 2015 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted to employees in prior years vest if certain financial performance objectives are achieved. If we meet a threshold financial performance objective and the grantee remains employed by us, the restricted stock will vest on the opening of our first trading window five years after the grant date of the award. If we meet a higher financial performance objective and the grantee remains employed by us, the restricted stock will vest on the first trading day after we file our Annual Report on Form 10-K with the SEC for the fiscal year in which the higher objective is met.

As of January 30, 2016, we estimated a five-year period for vesting, and therefore expensing, of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding restricted stock awards.

Performance Share Units
In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 PSUs, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The PSUs have a contractual term of seven years. In 2014, Mr. Campisi’s first two tranches for a total of 25,200 PSUs vested. If the performance goals applicable to the PSUs are not achieved prior to expiration, the awards will be forfeited. A total of 12,600 PSUs remain unvested and outstanding at January 30, 2016.

In 2014 and 2015, we issued, net of forfeitures, 433,350 and 219,784 PSUs, respectively, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At January 30, 2016, 653,134 nonvested PSUs, excluding the awards granted to Mr. Campisi at his appointment as CEO and President, were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

As a result of the process used to establish the financial performance objectives, we will only meet the requirements of establishing a grant date for the PSUs when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, we have recognized no expense for these issued PSUs in 2014 and 2015. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period.

We expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at January 30, 2016	Expected Valuation Date	Expected Expense Period
2014	379,794	March 2016	Fiscal 2016
2015	273,340	March 2017	Fiscal 2017
Total	653,134

Board of Directors' Awards
In 2015, 2014, and 2013, we granted to each non-employee member of our Board of Directors a restricted stock award. In 2015, each had a fair value on the grant date of approximately $110,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders or (2) the death or disability of the grantee. However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

Stock Options
The weighted-average fair value of stock options granted and assumptions used in the stock option pricing model for each of the respective periods were as follows:

2013
Weighted-average fair value of stock options granted	$12.08
Risk-free interest rates	0.8%
Expected life (years)	4.2
Expected volatility	41.9%
Expected annual forfeiture rate	3.0%

During 2014 and 2015, we granted no stock options.

The following table summarizes information about our stock options outstanding and exercisable at January 30, 2016:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price

$10.01	$20.00	12,500	0.3	$18.18	12,500	$18.18
20.01	30.00	10,625	1.8	28.19	10,312	28.20
30.01	40.00	707,277	3.6	35.87	338,402	35.84
$40.01	$50.00	444,500	2.7	42.89	345,250	42.60
		1,174,902	3.2	$38.26	706,464	$38.72

A summary of the annual stock option activity for fiscal years 2013, 2014, and 2015 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2013	3,029,086	$34.49
Granted	1,159,500	35.80
Exercised	(213,520)	22.87
Forfeited	(597,763)	38.97
Outstanding stock options at February 1, 2014	3,377,303	$34.88
Granted	—	—
Exercised	(1,389,040)	30.67
Forfeited	(285,050)	39.19
Outstanding stock options at January 31, 2015	1,703,213	$37.59
Granted	—	—
Exercised	(450,136)	36.17
Forfeited	(78,175)	35.84
Outstanding stock options at January 30, 2016	1,174,902	$38.26	3.2	$2,431
Vested or expected to vest at January 30, 2016	1,167,905	$38.28	3.2	$2,411
Exercisable at January 30, 2016	706,464	$38.72	2.7	$1,361

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

During 2015, 2014, and 2013, the following activity occurred under our share-based compensation plans:

(In thousands)	2015	2014	2013
Total intrinsic value of stock options exercised	$5,980	$18,614	$2,646
Total fair value of restricted stock vested	$6,259	$2,825	$2,237
Total fair value of performance shares vested	$—	$1,143	$—

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs, at January 30, 2016 was approximately $17.8 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from January 30, 2016.

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

On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective December 31, 2015.

It is expected to take 15 to 24 months from the date of the approved amendment to complete the termination of the Pension Plan and Supplemental Pension Plan. The pension liability will be settled through either lump sum payments or purchased annuities. At January 30, 2016, there were approximately 800 active participants in the Pension Plan and approximately 650 terminated vested participants. The terminated vested participants can elect to begin to receive benefits at any point in the future, while the active participants will be given the opportunity to receive a lump sum at some point during 2016. All remaining participants after the lump sum distributions are completed will have their benefits placed with an annuity provider at the termination distribution date.

In addition, in the fourth quarter of 2015, when we communicated the approved amendments to the participants of the Pension Plan, we informed Pension Plan participants that we would provide for a one-time transition benefit to participants who were actively employed on December 31, 2015. We recorded a charge in selling and administrative expenses for this one-time transition benefit of $7.0 million, which will be contributed to participants’ savings plan accounts in 2016.

The components of net periodic pension expense were comprised of the following:

(In thousands)	2015	2014	2013
Service cost - benefits earned in the period	$1,923	$1,951	$2,086
Interest cost on projected benefit obligation	2,444	3,218	3,041
Expected investment return on plan assets	(2,628)	(3,219)	(2,893)
Amortization of prior service cost	4	(34)	(34)
Amortization of transition obligation	—	—	12
Amortization of actuarial loss	1,817	1,497	1,692
Curtailment loss	191	—	—
Settlement loss	1,912	1,868	83
Net periodic pension cost	$5,663	$5,281	$3,987

In 2015, 2014, and 2013, we incurred pretax non-cash settlement charges of $1.9 million, $1.9 million and $0.1 million, respectively. The settlement charges were caused by lump sum benefit payments made to plan participants in excess of combined annual service cost and interest cost for each year. As a result of executing the plan termination amendments, we recorded a curtailment loss, in our income statement, of $0.2 million to immediately recognize all unrecognized past service credits.

The weighted-average assumptions used to determine net periodic pension expense were:

	2015	2014	2013
Discount rate	3.3%	5.0%	4.6%
Rate of increase in compensation levels	2.8%	3.0%	3.5%
Expected long-term rate of return	5.2%	6.0%	5.1%

The weighted-average assumptions used to determine benefit obligations were:

	2015	2014
Discount rate	1.2%	3.3%
Rate of increase in compensation levels	0.0%	2.8%

As a result of executing the plan termination amendments, we eliminated the assumption of future compensation increases.

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at January 30, 2016 and January 31, 2015:

(In thousands)	January 30, 2016	January 31, 2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$78,187	$64,878
Service cost	1,923	1,951
Interest cost	2,444	3,218
Plan amendments	—	217
Plan curtailments	(7,291)	—
Benefits and settlements paid	(7,564)	(7,857)
Actuarial loss	7,712	15,780
Projected benefit obligation at end of year	$75,411	$78,187

Change in plan assets:
Fair market value at beginning of year	$55,292	$56,329
Actual return on plan assets	(3,025)	5,685
Employer contributions	10,933	1,135
Benefits and settlements paid	(7,564)	(7,857)
Fair market value at end of year	$55,636	$55,292

Under funded and net amount recognized	$(19,774)	$(22,895)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(19,774)	$(372)
Noncurrent liabilities	—	(22,523)
Net amount recognized	$(19,774)	$(22,895)

As a result of executing the plan termination amendments, the pension liability and other comprehensive loss were recalculated to reflect the elimination of future compensation increases, which resulted in a decrease of $7.3 million, before tax.

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

(In thousands)	2015	2014
Unrecognized past service credit	$—	$(195)
Unrecognized actuarial loss	(26,418)	(24,074)
Accumulated other comprehensive loss, pretax	$(26,418)	$(24,269)

We expect to reclassify $2.5 million of the actuarial loss into net periodic pension expense during 2016. Additionally, if we are able to complete the distribution of the pension plans during 2016, we will recognize the remaining unrecognized actuarial loss into income through settlement charges.

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at January 30, 2016 and January 31, 2015:

	Pension Plan		Supplemental Pension Plan
(In thousands)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Projected benefit obligation	$70,046	$72,659	$5,365	$5,528
Accumulated benefit obligation	70,046	65,627	5,365	4,667
Fair market value of plan assets	$55,636	$55,292	$—	$—

During 2015, we elected to make a $10.7 million contribution to the Pension Plan. During 2014, we elected not to make a discretionary contribution to the Pension Plan. Historically, our funding policy of the Pension Plan is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than the minimum required by applicable regulations. As a result of executing the plan termination amendments, we expect to make a required contribution to the Pension Plan during 2016, in order to fund the payout of the final plan termination liability.

Using the same assumptions as those used to measure our benefit obligations, the Pension Plan and the Supplemental Pension Plan benefits expected to be paid in each of the following fiscal years are as follows:

Fiscal Year	(In thousands)
2016	$76,186
2017	—
2018	—
2019	—
2020	—
2021 - 2025	$—

Given the amendments to terminate the pension plans, we reclassified our benefit obligations as current and have reflected all of our benefits expected to be paid in 2016, though the distribution process may extend into 2017, as mentioned above.

Historically, our overall investment strategy was to earn a long-term rate of return sufficient to meet the liability needs of the Pension Plan, within prudent risk constraints.  As a result of executing the plan termination amendments, we modified our investment strategy to appropriately reduce our exposure to short-term risks, as we intend to complete the payout of the final plan termination liability within the next year.

Historically, our assets were classified as filling either a liability-hedging or a return-seeking role within our strategy. As a result of executing the plan termination amendments, assets can generally be considered as filling one of the following roles within our new strategy: (1) liability-hedging assets, which are designed to approximate the cash payment needs of the plan’s obligation and provide downside protection, primarily invested in long maturity investment grade bonds and U.S. treasury STRIPs; or (2) cash and cash equivalents, which are maintained to meet our expectations of near-term lump sum distributions and significantly reduce our exposure to the market risks associated with bond and equity instruments. Our current target allocation is approximately 30% liability-hedging assets and 70% cash and cash equivalents. Target allocations may change over time in response to changes in plan or market conditions. All assets must have readily ascertainable market values and be easily marketable. The portfolio of assets maintains a high degree of liquidity.

The investment managers have the discretion to invest within sub-classes of assets within the parameters of their investment guidelines. Fixed income managers can adjust duration exposure as deemed appropriate given current or expected market conditions.  Additionally, the investment managers have the authority to invest in financial futures contracts and financial options contracts for the purposes of implementing hedging strategies.  There were no futures contracts owned directly by the Pension Plan at January 30, 2016 and January 31, 2015. The primary benchmark for assessing the effectiveness of the Pension Plan investments is that of the plan’s liabilities themselves. Asset class returns are also judged relative to common benchmark indices such as the Russell 3000 and Barclay's Capital Long Credit Bond. Investment results and plan funded status are monitored daily, with a detailed performance review completed on a quarterly basis.

The fair value of our Pension Plan assets at January 30, 2016 and January 31, 2015 by asset category was comprised of the following:

	January 30, 2016				January 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$25,035	$25,035	$—	$—	$1,096	$1,096	$—	$—
Common / Collective Trusts
Long Credit	19,463	—	19,463	—	25,317	—	25,317	—
Intermediate Credit	7,380	—	7,380	—	17,972	—	17,972	—
U.S. Treasury Strips	2,778	—	2,778	—	—	—	—	—
High Yield	266	—	266	—	2,674	—	2,674	—
Global Real Estate	241	—	241	—	2,894	—	2,894	—
U.S. Equity Index	196	—	196	—	2,183	—	2,183	—
International Equities	182	—	182	—	2,034	—	2,034	—
U.S. Small Cap	95	—	95	—	1,122	—	1,122	—
Total	$55,636	$25,035	$30,601	$—	$55,292	$1,096	$54,196	$—

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2015, 2014, and 2013, we expensed $6.3 million, $5.9 million, and $5.7 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $17.5 million and $17.2 million at January 30, 2016 and January 31, 2015, respectively.
NOTE 9 – INCOME TAXES

The provision for income taxes from continuing operations was comprised of the following:

(In thousands)	2015	2014	2013
Current:
U.S. Federal	$73,421	$74,235	$81,270
U.S. State and local	10,660	12,840	14,506
Total current tax expense	84,081	87,075	95,776
Deferred:
U.S. Federal	56	(2,022)	(8,275)
U.S. State and local	(295)	186	(1,986)
Total deferred tax expense	(239)	(1,836)	(10,261)
Income tax provision	$83,842	$85,239	$85,515

Net deferred tax assets fluctuated by items that are not reflected in deferred tax expense in the above table, primarily related to matters associated with discontinued operations. Net deferred tax assets increased by $0.4 million in 2015, decreased by $24.3 million in 2014, and increased by $22.0 million in 2013 as a result of deferred income tax expense associated with our discontinued operations. Additionally, net deferred tax assets also increased by $0.8 million in 2015, increased by $4.0 million in 2014, and decreased by $2.3 million in 2013, principally from pension-related charges recorded in accumulated other comprehensive loss.

Reconciliation between the statutory federal income tax rate and the effective income tax rate for continuing operations was as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.0	3.8	3.6
Work opportunity tax and other employment tax credits	(1.1)	(0.7)	(1.0)
Valuation allowance	—	—	—
Other, net	0.1	0.3	0.1
Effective income tax rate	37.0%	38.4%	37.7%

Income tax payments and refunds were as follows:

(In thousands)	2015	2014	2013
Income taxes paid	$56,158	$69,919	$122,672
Income taxes refunded	(818)	(135)	(551)
Net income taxes paid	$55,340	$69,784	$122,121

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	January 30, 2016	January 31, 2015
Deferred tax assets:
Workers’ compensation and other insurance reserves	$33,531	$32,242
Compensation related	31,478	28,047
Accrued rent	23,540	26,283
Uniform inventory capitalization	18,488	17,649
Depreciation and fixed asset basis differences	10,523	9,972
Pension plans	7,815	9,086
Accrued state taxes	7,119	6,869
State tax credits, net of federal tax benefit	4,253	4,048
Accrued operating liabilities	2,189	1,751
Other	19,775	20,099
Valuation allowances	(2,419)	(2,373)
Total deferred tax assets	156,292	153,673
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	70,698	67,299
Lease construction reimbursements	15,602	15,317
Prepaid expenses	6,625	6,247
Workers’ compensation and other insurance reserves	4,329	4,203
Other	11,299	14,314
Total deferred tax liabilities	108,553	107,380
Net deferred tax assets	$47,739	$46,293

We have the following income tax loss and credit carryforwards at January 30, 2016 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$82	Expires fiscal years 2020 through 2025
California enterprise zone credits	6,245	Predominately expires fiscal year 2023
Other state credits	298	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$6,625

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options and the vesting of restricted stock. Tax benefits of $0.7 million, $1.2 million, and $0.2 million in 2015, 2014, and 2013, respectively, were credited directly to shareholders' equity related to share-based compensation deductions in excess of expense recognized for these awards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Unrecognized tax benefits - beginning of year	$14,922	$16,650	$16,019
Gross increases - tax positions in current year	939	898	991
Gross increases - tax positions in prior period	872	820	1,247
Gross decreases - tax positions in prior period	(430)	(2,418)	(532)
Settlements	(732)	(488)	(4)
Lapse of statute of limitations	(1,799)	(566)	(949)
Foreign currency translation	—	26	(122)
Unrecognized tax benefits - end of year	$13,772	$14,922	$16,650

At the end of 2015 and 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $8.9 million and $9.6 million, respectively, after considering the federal tax benefit of state and local income taxes of $4.3 million and $4.7 million, respectively. Unrecognized tax benefits of $0.5 million and $0.6 million in 2015 and 2014, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $0.1 million, $0.5 million, and $0.5 million during 2015, 2014, and 2013, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at January 30, 2016 and January 31, 2015 was $6.1 million and $6.0 million, respectively.

We are subject to U.S. federal income tax, income tax of multiple state and local jurisdictions, and Canadian and provincial taxes. The statute of limitations for assessments on our federal income tax returns for periods prior to 2012 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the year ended October 3, 2010 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 28, 2017, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.0 million.  Actual results may differ materially from this estimate.

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

On July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. The case is entering the early stages of discovery.

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

In 2013, we sold certain tabletop torch and citronella products manufactured by a third party. In August 2013, we recalled these products and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third party manufacturer of the products for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and reached an agreement in principle to settle another lawsuit, which was later finalized in the third quarter of 2015. Two additional lawsuits remain pending against Big Lots in the United States District Court for the Western District of Pennsylvania and the United States District Court for the District of New Jersey, respectively. Both of the outstanding lawsuits are in the discovery phase. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $55.0 million at January 30, 2016, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $434.4 million, the entirety of which represents obligations due within one year of January 30, 2016. In addition, we have purchase commitments for future inventory purchases totaling $33.9 million at January 30, 2016. We paid $11.3 million, $16.8 million, and $21.7 million related to this commitment during 2015, 2014, and 2013, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $181.4 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

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

Our outstanding derivative instrument contracts at January 30, 2016 were comprised of the following:

(In thousands)	2015
Diesel fuel collars (in gallons)	8,175

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets / (Liabilities)
Derivative Instrument	Balance Sheet Location	2015
Diesel fuel collars	Other current assets	$78
	Other assets	794
	Accrued operating expenses	(2,799)
	Other liabilities	(2,738)
Total derivative instruments		$(4,665)

The effect of derivative instruments on the consolidated statements of operations was as follows:

(In thousands)		Amount of Gain
Derivative Instrument	Statements of Operations Location	2015
Diesel fuel collars
Realized	Other income (expense)	$(535)
Unrealized	Other income (expense)	(4,665)
Total derivative instruments		$(5,200)

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for 2015, 2014, and 2013, were comprised of the following:

(In thousands)	2015	2014	2013
Canadian operations	$165	$(35,998)	$(40,918)
Wholesale business	(164)	(248)	(4,371)
KB Toys matters	—	9	5,248
Other	(1)	—	—
Total loss from discontinued operations, pretax	$—	$(36,237)	$(40,041)

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

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consist of professional fees. We also reclassified the income tax benefit that our U.S. operations was expected to, and did, generate as a result of the wind down of our Canadian operations, based principally on our ability to recover a worthless stock deduction in the foreseeable future. During 2015, 2014, and 2013, the amount of this income tax expense (benefit) that we recognized was approximately $0.2 million, $(13.8) million, and $(24.4) million, respectively.

The loss from discontinued Canadian operations presented in our consolidated statements of operations was comprised of the following:

(In thousands)	2015	2014	2013
Net sales	$—	$6,040	$177,157
Cost of sales (exclusive of depreciation expense shown separately below)	3	3,356	119,221
Gross margin	(3)	2,684	57,936
Selling and administrative expenses	(224)	33,419	95,713
Depreciation expense	—	2	1,894
Operating profit (loss)	221	(30,737)	(39,671)
Interest expense	—	(18)	(46)
Other income (expense)	(56)	(5,243)	(1,201)
Income (loss) from discontinued operations before income taxes	165	(35,998)	(40,918)
Income tax expense (benefit)	206	(13,771)	(24,397)
Loss from discontinued operations	$(41)	$(22,227)	$(16,521)

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

On December 11, 2008, KB-II filed for bankruptcy protection pursuant to Chapter 11 of title 11 of the United States Code. Based on information provided to us by KB-II, we believe that we continue to have KB Lease Obligations with respect to certain KB Toys stores (“KB-II Bankruptcy Lease Obligations”). In the fourth fiscal quarter of 2008, we recorded a charge in the amount of $5.0 million, pretax, in income (loss) from discontinued operations to reflect the estimated amount that we expect to pay for KB-II Bankruptcy Lease Obligations. In the fourth quarter of 2013, we recorded approximately $3.1 million in income for the KB-II Bankruptcy Lease Obligations to reduce the amount on our consolidated balance sheet to zero as of February 1, 2014. We based this reversal on the following factors: (1) we had not received any new demand letters from landlords during the past two years; (2) all prior demands against us by landlords had been settled or paid or the landlords had stopped pursuing their demands; (3) the KB-II bankruptcy occurred more than five years prior to the end of 2013 and most of the lease rejections occurred more than two years prior to the end of 2013; and (4) we believed that the likelihood of new claims against us was remote, and, if incurred, the amount would be immaterial.

NOTE 13 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2013, 2014, and 2015:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 2, 2013	$(1,433)	$(11,897)	$(13,330)
Other comprehensive income (loss) before reclassifications	(3,589)	2,352	(1,237)
Amounts reclassified from accumulated other comprehensive loss	—	1,056	1,056
Period change	(3,589)	3,408	(181)
Balance at February 1, 2014	(5,022)	(8,489)	(13,511)
Other comprehensive income (loss) before reclassifications	(39)	(8,180)	(8,219)
Amounts reclassified from accumulated other comprehensive loss	5,061	2,013	7,074
Period change	5,022	(6,167)	(1,145)
Balance at January 31, 2015	—	(14,656)	(14,656)
Other comprehensive income (loss) before reclassifications	—	(3,730)	(3,730)
Amounts reclassified from accumulated other comprehensive loss	—	2,409	2,409
Period change	—	(1,321)	(1,321)
Balance at January 30, 2016	$—	$(15,977)	$(15,977)

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

NOTE 14 - SALE OF REAL ESTATE

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

NOTE 15 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, and other holiday departments. The Electronics & Accessories category includes the electronics, jewelry, hosiery, and infant accessories departments. In the first quarter of 2015, we realigned our merchandise categories to be consistent with our merchandising team. See the Reclassifications section of note 1 to the consolidated financial statements for additional information.

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

The following table presents net sales data by merchandise category:

(In thousands)	2015	2014	2013
Furniture	$1,135,757	$1,051,165	$961,749
Consumables	944,389	953,028	918,124
Food	845,541	821,915	747,840
Seasonal	845,085	877,086	907,787
Soft Home	598,777	569,730	537,798
Hard Home	477,451	510,095	565,126
Electronics & Accessories	343,582	394,059	486,331
Net sales	$5,190,582	$5,177,078	$5,124,755

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2015 and 2014 is as follows:

Fiscal Year 2015	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,280,455	$1,209,686	$1,116,474	$1,583,967	$5,190,582
Gross margin	504,116	475,834	440,007	647,229	2,067,186
Income (loss) from continuing operations	32,308	17,711	(1,703)	94,692	143,008
(Loss) income from discontinued operations	(95)	(75)	195	(160)	(135)
Net income (loss)	32,213	17,636	(1,508)	94,532	142,873

Earnings (loss) per share - basic:
Continuing operations	$0.61	$0.35	$(0.03)	$1.93	$2.83
Discontinued operations	—	—	—	—	—
	$0.61	$0.35	$(0.03)	$1.93	$2.83

Earnings (loss) per share - diluted:
Continuing operations	$0.60	$0.35	$(0.03)	$1.91	$2.81
Discontinued operations	—	—	—	—	—
	$0.60	$0.34	$(0.03)	$1.91	$2.80

Fiscal Year 2014	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,281,271	$1,195,363	$1,107,095	$1,593,349	$5,177,078
Gross margin	493,556	469,527	430,942	649,929	2,043,954
Income (loss) from continuing operations	28,581	17,212	(3,115)	93,983	136,661
(Loss) income from discontinued operations	(25,233)	2,726	(326)	448	(22,385)
Net income (loss)	3,348	19,938	(3,441)	94,431	114,276

Earnings (loss) per share - basic:
Continuing operations	$0.50	$0.31	$(0.06)	$1.78	$2.49
Discontinued operations	(0.44)	0.05	(0.01)	0.01	(0.41)
	$0.06	$0.36	$(0.06)	$1.79	$2.08

Earnings (loss) per share - diluted:
Continuing operations	$0.50	$0.31	$(0.06)	$1.76	$2.46
Discontinued operations	(0.44)	0.05	(0.01)	0.01	(0.40)
	$0.06	$0.36	$(0.06)	$1.77	$2.06

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 17 – SUBSEQUENT EVENT

On March 1, 2016, our Board of Directors authorized the repurchase of up to $250.0 million of our common shares (“2016 Repurchase Program”). Pursuant to the 2016 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2016 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2016 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 30, 2016.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2016 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2016 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of January 30, 2016, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,195,131	(1)(2)	38.26	(3)	4,353,175	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	2,195,131		38.26	(3)	4,353,175

(1)
Includes stock options, PSUs, and restricted stock units granted under the 2012 LTIP, the 2005 LTIP, and the Director Stock Option Plan. In addition, we had 430,654 shares of unvested restricted stock outstanding under the 2012 LTIP and the 2005 LTIP.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2012 LTIP	566,776
2005 LTIP	593,126
Director Stock Option Plan	15,000

(3)	The weighted average exercise price only represents stock options and does not take into account the PSUs and the restricted stock units granted under the 2012 LTIP.

(4)
The common shares available for issuance under the 2012 LTIP are limited to 4,353,175 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The Director Stock Option Plan terminated on May 30, 2008. The 2005 LTIP expired on May 16, 2012. The 2012 LTIP was approved in May 2012. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2016 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance - Determination of Director Independence” and “Governance - Related Person Transactions” in the 2016 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure - Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure - Fees Paid to Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, with respect to the Audit Committee's pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

10.22	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).
10.23	Big Lots 2006 Bonus Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2014).
10.24	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).
10.25*	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015.
10.26	Big Lots Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.10 to our Form 10-K for the year ended January 29, 2005).
10.27*	Big Lots Supplemental Defined Benefit Pension Plan, as amended and restated effective December 31, 2015.
10.28	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).
10.29	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).
10.30	Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 29, 2013).
10.31	Executive Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 17, 2015).
10.32	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.33	Retirement and Consulting Agreement with Steven S. Fishman (incorporated herein by reference to Exhibit 10.10 to our Form 8-K dated April 29, 2013).
10.34	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).

10.35	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).
10.36	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).
10.37	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.38	Form of Big Lots Executive Severance Plan Acknowledgement and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
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

10.41
Second Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 28, 2015).

10.42	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).
10.43
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

10.44	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011).
10.45	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements.
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Marla C. Gottschalk, Cynthia T. Jamison, Philip E. Mallott, Nancy A. Reardon, Wendy L. Schoppert, and Russell E. Solt.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2016.

BIG LOTS, INC.

By: /s/ David J. Campisi
David J. Campisi
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2016.

By: /s/ David J. Campisi	/s/ Timothy A. Johnson
David J. Campisi	Timothy A. Johnson
Chief Executive Officer and President	Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Philip E. Mallott *
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ James R. Chambers *	/s/ Nancy A. Reardon *
James R. Chambers	Nancy A. Reardon
Director	Director

/s/ Marla C. Gottschalk *	/s/ Wendy L. Schoppert *
Marla C. Gottschalk	Wendy L. Schoppert
Director	Director

/s/ Cynthia T. Jamison *	/s/ Russell E. Solt *
Cynthia T. Jamison	Russell E. Solt
Director	Director

*
The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 9th day of March 2016, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact