Form 10-Q
period 2016-04-30
BIG LOTS INC
filed 2016-06-08
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 3, 2016, was 44,373,821.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2016

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$1,312,575	$1,280,455
Cost of sales (exclusive of depreciation expense shown separately below)	794,894	776,339
Gross margin	517,681	504,116
Selling and administrative expenses	425,412	420,246
Depreciation expense	29,699	31,225
Operating profit	62,570	52,645
Interest expense	(634)	(496)
Other income (expense)	679	28
Income from continuing operations before income taxes	62,615	52,177
Income tax expense	24,002	19,869
Income from continuing operations	38,613	32,308
Income (loss) from discontinued operations, net of tax (expense) benefit of $(28) and $60, respectively	46	(95)
Net income	$38,659	$32,213

Earnings per common share - basic
Continuing operations	$0.80	$0.61
Discontinued operations	—	—
	$0.80	$0.61

Earnings per common share - diluted
Continuing operations	$0.79	$0.60
Discontinued operations	—	—
	$0.79	$0.60

Weighted-average common shares outstanding:
Basic	48,466	53,087
Dilutive effect of share-based awards	422	570
Diluted	48,888	53,657

Cash dividends declared per common share	$0.21	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$38,659	$32,213
Other comprehensive income:
Amortization of pension, net of tax $(245) and $(204), respectively	375	303
Valuation adjustment of pension, net of tax $(551) and $(239), respectively	841	356
Total other comprehensive income	1,216	659
Comprehensive income	$39,875	$32,872

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	April 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$64,390	$54,144
Inventories	807,058	849,982
Other current assets	84,717	90,306
Total current assets	956,165	994,432
Property and equipment - net	552,289	559,924
Deferred income taxes	54,924	47,739
Other assets	43,243	38,275
Total assets	$1,606,621	$1,640,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,473	$382,277
Property, payroll, and other taxes	85,205	76,568
Accrued operating expenses	93,122	81,756
Insurance reserves	41,870	40,661
Accrued salaries and wages	48,345	72,250
Income taxes payable	22,786	24,936
Total current liabilities	654,801	678,448
Long-term obligations	153,800	62,300
Deferred rent	58,142	59,454
Insurance reserves	57,814	58,359
Unrecognized tax benefits	16,275	17,789
Other liabilities	45,715	43,550
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 46,270 shares and 49,101 shares, respectively	1,175	1,175
Treasury shares - 71,225 shares and 68,394 shares, respectively, at cost	(2,195,507)	(2,063,091)
Additional paid-in capital	590,885	588,124
Retained earnings	2,238,282	2,210,239
Accumulated other comprehensive loss	(14,761)	(15,977)
Total shareholders' equity	620,074	720,470
Total liabilities and shareholders' equity	$1,606,621	$1,640,370

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 31, 2015	52,912	$1,175	64,583	$(1,878,523)	$574,454	$2,107,100	$(14,656)	$789,550
Comprehensive income	—	—	—	—	—	32,213	659	32,872
Dividends declared ($0.19 per share)	—	—	—	—	—	(10,479)	—	(10,479)
Purchases of common shares	(787)	—	787	(36,790)	—	—	—	(36,790)
Exercise of stock options	398	—	(398)	11,582	3,410	—	—	14,992
Restricted shares vested	96	—	(96)	2,790	(2,790)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	369	—	—	369
Share activity related to deferred compensation plan	—	—	—	12	1	—	—	13
Share-based employee compensation expense	—	—	—	—	3,559	—	—	3,559
Balance - May 2, 2015	52,619	1,175	64,876	(1,900,929)	579,003	2,128,834	(13,997)	794,086
Comprehensive income (loss)	—	—	—	—	—	110,660	(1,980)	108,680
Dividends declared ($0.57 per share)	—	—	—	—	—	(29,255)	—	(29,255)
Purchases of common shares	(3,616)	—	3,616	(165,077)	—	—	—	(165,077)
Exercise of stock options	52	—	(52)	1,567	(276)	—	—	1,291
Restricted shares vested	32	—	(32)	957	(957)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	318	—	—	318
Share activity related to deferred compensation plan	1	—	(1)	7	3	—	—	10
Other	13	—	(13)	384	113	—	—	497
Share-based employee compensation expense	—	—	—	—	9,920	—	—	9,920
Balance - January 30, 2016	49,101	1,175	68,394	(2,063,091)	588,124	2,210,239	(15,977)	720,470
Comprehensive income	—	—	—	—	—	38,659	1,216	39,875
Dividends declared ($0.21 per share)	—	—	—	—	—	(10,616)	—	(10,616)
Purchases of common shares	(3,130)	—	3,130	(141,441)	—	—	—	(141,441)
Exercise of stock options	79	—	(79)	2,381	351	—	—	2,732
Restricted shares vested	216	—	(216)	6,505	(6,505)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	338	—	—	338
Share activity related to deferred compensation plan	—	—	—	3	9	—	—	12
Other	4	—	(4)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	8,500	—	—	8,500
Balance - April 30, 2016	46,270	$1,175	71,225	$(2,195,507)	$590,885	$2,238,282	$(14,761)	$620,074

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Operating activities:
Net income	$38,659	$32,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,791	28,065
Deferred income taxes	(7,982)	(11,282)
(Gain) loss on disposition of equipment	(44)	750
Non-cash share-based compensation expense	8,500	3,559
Excess tax benefit from share-based awards	(546)	(991)
Unrealized gain on fuel derivatives	(1,480)	—
Pension expense, net of contributions	1,393	754
Change in assets and liabilities, excluding effect of foreign currency adjustments:
Inventories	42,924	16,291
Accounts payable	(18,805)	9,161
Current income taxes	5,471	29,530
Other current assets	(1,617)	(4,026)
Other current liabilities	(15,077)	(16,566)
Other assets	(5,160)	(5,435)
Other liabilities	5,584	5,502
Net cash provided by operating activities	78,611	87,525
Investing activities:
Capital expenditures	(18,825)	(39,320)
Cash proceeds from sale of property and equipment	72	10,596
Other	1	(28)
Net cash used in investing activities	(18,752)	(28,752)
Financing activities:
Net proceeds from (repayments of) borrowings under bank credit facility	91,500	(21,600)
Payment of capital lease obligations	(1,115)	(629)
Dividends paid	(10,597)	(10,197)
Proceeds from the exercise of stock options	2,732	14,992
Excess tax benefit from share-based awards	546	991
Payment for treasury shares acquired	(132,895)	(27,413)
Other	216	13
Net cash used in financing activities	(49,613)	(43,843)
Increase in cash and cash equivalents	10,246	14,930
Cash and cash equivalents:
Beginning of period	54,144	52,261
End of period	$64,390	$67,191

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer in the United States of America (“U.S.”).  At April 30, 2016, we operated 1,448 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. These consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (“2015 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2016 (“2016”) is comprised of the 52 weeks that began on January 31, 2016 and will end on January 28, 2017.  Fiscal year 2015 (“2015”) was comprised of the 52 weeks that began on February 1, 2015 and ended on January 30, 2016.  The fiscal quarters ended April 30, 2016 (“first quarter of 2016”) and May 2, 2015 (“first quarter of 2015”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution and outbound transportation costs included in selling and administrative expenses were $37.7 million and $41.6 million for the first quarter of 2016 and the first quarter of 2015, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $20.1 million and $21.7 million for the first quarter of 2016 and the first quarter of 2015, respectively.

Derivative Instruments
We use derivative instruments to mitigate the risk of market fluctuations in diesel fuel prices for the diesel fuel expected to be consumed to support our outbound transportation of inventory to our stores. We do not enter into derivative instruments for speculative purposes. Our derivative instruments may consist of collar or swap contracts. Our current derivative instruments do not meet the requirements for cash flow hedge accounting. Instead, our derivative instruments are marked-to-market to determine their fair value and any gains or losses are recognized currently in other income (expense) on our consolidated statements of operations.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2016 and 2015:

	Thirteen Weeks Ended
(in thousands)	April 30, 2016	May 2, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$425	$213
Cash paid for income taxes, excluding impact of refunds	$34,578	$1,702
Gross proceeds from borrowings under bank credit facility	$411,300	$383,900
Gross payments of borrowings under bank credit facility	$319,800	$405,500
Non-cash activity:
Assets acquired under capital leases	$38	$4,996
Accrued property and equipment	$13,057	$15,293
Share repurchases payable	$8,546	$9,377

Reclassifications

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. Additionally, this update clarifies the presentation of certain components of share-based awards in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. We are evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the credit facility that, among other things, extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”).

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At April 30, 2016, we had $153.8 million of borrowings outstanding under the 2011 Credit Agreement while $9.8 million was committed to outstanding letters of credit, leaving $536.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $21.7 million and $17.3 million at April 30, 2016 and January 30, 2016, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at April 30, 2016 or May 2, 2015, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the first quarter of 2016 and the first quarter of 2015, 0.3 million and 0.2 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share.  Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were 0.3 million for the first quarter of 2016 and immaterial for the first quarter of 2015.

Share Repurchase Programs
On March 1, 2016, our Board of Directors authorized a share repurchase program providing for the repurchase of $250 million of our common shares (“2016 Repurchase Program”). Pursuant to the 2016 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2016 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2016 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

During the first quarter of 2016, we acquired approximately 3.0 million of our outstanding common shares for $137.8 million, under the 2016 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the first quarter of 2016 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2016:		(in thousands)	(in thousands)
First quarter	$0.21	$10,616	$10,597
Total	$0.21	$10,616	$10,597

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2015 Form 10-K, are expensed and reported as nonvested shares.  We recognized share-based compensation expense of $8.5 million and $3.6 million in the first quarter of 2016 and the first quarter of 2015, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the first quarter of 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96
Granted	241,897	45.11
Vested	(215,582)	41.94
Forfeited	—	—
Outstanding non-vested restricted stock at April 30, 2016	811,464	$41.94

The non-vested restricted stock units granted in the first quarter of 2016 generally vest on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

Performance Share Units
In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 performance share units (“PSUs”), which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The performance share units have a contractual term of seven years. If the performance goals applicable to the performance share units are not achieved prior to expiration, the awards will be forfeited.

In the first quarter of 2016, we issued 0.4 million performance share units, net of forfeitures, to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At April 30, 2016, 1.0 million nonvested PSUs, excluding the awards granted to Mr. Campisi in connection with his appointment as CEO and President, were outstanding. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at April 30, 2016	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2014	379,794	March 2016		Fiscal 2016
2015	273,340		March 2017	Fiscal 2017
2016	362,972		March 2018	Fiscal 2018
Total	1,016,106

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At April 30, 2016, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2014. During the first quarter of 2016, we recognized $4.4 million in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the first quarter of 2016:

	PSUs, excluding 2013 CEO PSUs		2013 CEO PSUs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding performance share units at January 30, 2016	—	$—	12,600	$34.06
Granted	379,794	41.04	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding performance share units at April 30, 2016	379,794	$41.04	12,600	$34.06

Stock Options
The following table summarizes stock option activity for the first quarter of 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2016	1,174,902	$38.26
Exercised	(78,813)	34.66
Forfeited	—	—
Outstanding stock options at April 30, 2016	1,096,089	$38.52	3.0	$8,042
Vested or expected to vest at April 30, 2016	1,091,213	$38.54	3.0	$7,993
Exercisable at April 30, 2016	842,651	$39.30	2.7	$5,532

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2016	2015
Total intrinsic value of stock options exercised	$800	$4,783
Total fair value of restricted stock vested	9,783	4,782
Total fair value of performance shares vested	—	—

The total unearned compensation cost related to all share-based awards outstanding at April 30, 2016 was approximately $36.4 million.  This compensation cost is expected to be recognized through March 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.6 years from April 30, 2016.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintain a qualified defined benefit pension plan (“Pension Plan”) and a nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date occurred before April 1, 1994. On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective December 31, 2015. We continue to expect that it will take 15 to 24 months from the date of the approved amendment to complete the termination of the Pension Plan and the Supplemental Pension Plan. The pension liability has been and will be settled through either lump sum payments or purchased annuities.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	First Quarter
	2016	2015
Discount rate	1.2%	3.3%
Rate of increase in compensation levels	0.0%	2.8%
Expected long-term rate of return	2.8%	5.2%

The components of combined net periodic pension cost were as follows:

	First Quarter
(In thousands)	2016	2015
Service cost - benefits earned in the period	$—	$512
Interest cost on projected benefit obligation	229	594
Expected investment return on plan assets	(384)	(653)
Amortization of actuarial loss	620	502
Amortization of prior service cost	—	1
Settlement loss	1,116	—
Net periodic pension cost	$1,581	$956

During the first quarter of 2016, we recognized a settlement loss of $1.1 million, which was driven by terminated vested participants electing to receive lump sum payments. If we are able to complete the full distribution of the pension plans during 2016, we will recognize the remaining unrecognized actuarial loss, or $24.4 million as of April 30, 2016, into income through settlement charges.

We currently expect to fund our entire pension liability, or $19.2 million, during the next 12 months as a result of the plan terminations.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 29, 2017, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We have provided information and are cooperating with the authorities from multiple counties and cities in California in connection with this ongoing matter. In March of 2016, we entered into settlement negotiations related to this matter. Overall, during the first quarter of 2016, we recorded accruals totaling $4.7 million associated with pending legal and regulatory matters.

In October 2014, we received a notice of a second violation from the California Air Resources Board alleging that we sold certain products that contained volatile organic compounds in excess of regulated limits (windshield washer fluid). In May 2016, we entered into a settlement agreement with the California Air Resources Board related to the matters alleged it its notice pursuant to which we paid $0.3 million.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2016	2015
Furniture	$357,057	$338,870
Consumables	222,609	221,774
Food	202,480	203,273
Seasonal	201,205	190,217
Soft Home	157,618	147,420
Hard Home	99,958	103,626
Electronics & Accessories	71,648	75,275
Net sales	$1,312,575	$1,280,455

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	First Quarter
(In thousands)	2016	2015
Beginning of period	$(15,977)	$(14,656)
Other comprehensive income before reclassifications	167	356
Amounts reclassified from accumulated other comprehensive loss	1,049	303
Net period change	1,216	659
End of period	$(14,761)	$(13,997)

The amounts reclassified from accumulated other comprehensive loss associated with our pension plans have been reclassified to selling and administrative expenses in our consolidated statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

NOTE 11 – DERIVATIVE INSTRUMENTS

We enter into derivative instruments designed to mitigate certain risks and we entered into collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations.

Our outstanding derivative instrument contracts for the first quarter of 2016 were comprised of the following:

First Quarter
(In thousands)	2016
Diesel fuel collars (in gallons)	7,225

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	April 30, 2016	January 30, 2016
Diesel fuel collars	Other current assets	$41	$78
	Other assets	767	794
	Accrued operating expenses	(1,668)	(2,799)
	Other liabilities	(2,325)	(2,738)
Total derivative instruments		$(3,185)	$(4,665)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		First Quarter
Derivative Instrument	Statements of Operations Location	2016	2015
Diesel fuel collars
Realized	Other income (expense)	$(510)	$—
Unrealized	Other income (expense)	1,480	28
Total derivative instruments		$970	$28

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

The following are the results from the first quarter of 2016 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2015:

•	Net sales increased $32.1 million, or 2.5%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $37.7 million, or 3.0%.

•	Gross margin dollars increased $13.6 million and gross margin rate was consistent at 39.4% of sales.

•	Selling and administrative expenses increased $5.2 million. As a percentage of net sales, selling and administrative expenses decreased 40 basis points to 32.4% of net sales.

•	Operating profit rate increased 70 basis points to 4.8%.

•	Diluted earnings per share from continuing operations increased to $0.79 per share from $0.60 per share.

•	Inventory decreased by 3.4% or $28.3 million to $807.1 million from the first quarter of 2015.

•	We acquired 3.0 million of our outstanding common shares for $137.8 million under our 2016 Repurchase Program.

•	We declared and paid a quarterly cash dividend in the amount of $0.21 per common share in the first quarter of 2016.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2016 and the first quarter of 2015:

	2016	2015
Stores open at the beginning of the fiscal year	1,449	1,460
Stores opened during the period	1	1
Stores closed during the period	(2)	—
Stores open at the end of the period	1,448	1,461

We continue to expect to open approximately 15 stores and close approximately 30 stores during 2016.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2016	2015
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.6	60.6
Gross margin	39.4	39.4
Selling and administrative expenses	32.4	32.8
Depreciation expense	2.3	2.4
Operating profit	4.8	4.1
Interest expense	(0.0)	(0.0)
Other income (expense)	0.1	0.0
Income from continuing operations before income taxes	4.8	4.1
Income tax expense	1.8	1.6
Income from continuing operations	2.9	2.5
Discontinued operations	0.0	(0.0)
Net income	2.9%	2.5%

FIRST QUARTER OF 2016 COMPARED TO FIRST QUARTER OF 2015

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the first quarter of 2016 compared to the first quarter of 2015 were as follows:

First Quarter
($ in thousands)	2016		2015		Change		Comps
Furniture	$357,057	27.2%	$338,870	26.5%	$18,187	5.4%	5.7%
Consumables	222,609	17.0	221,774	17.3	835	0.4	0.9
Food	202,480	15.4	203,273	15.9	(793)	(0.4)	0.1
Seasonal	201,205	15.3	190,217	14.8	10,988	5.8	6.0
Soft Home	157,618	12.0	147,420	11.5	10,198	6.9	7.4
Hard Home	99,958	7.6	103,626	8.1	(3,668)	(3.5)	(3.1)
Electronics & Accessories	71,648	5.5	75,275	5.9	(3,627)	(4.8)	(4.0)
Net sales	$1,312,575	100.0%	$1,280,455	100.0%	$32,120	2.5%	3.0%

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

Net sales increased $32.1 million, or 2.5%, to $1,312.6 million in the first quarter of 2016, compared to $1,280.5 million in the first quarter of 2015.  The increase in net sales was principally due to a 3.0% increase in our comps, which increased net sales by $37.7 million. Partially offsetting the increase in comps was a decrease of 13 stores to 1,448 in the first quarter of 2016 from 1,461 in the first quarter of 2015, which resulted in a decrease of $5.6 million. Our comps are calculated by using all stores that were open at least fifteen months plus the results of our e-commerce net sales. Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, particularly our bedding offerings, coupled with additional square footage that was allocated to the department in the first quarter of 2015. The Furniture category experienced positive net sales and comps during the first quarter of 2016, primarily driven by strength in our mattresses, case goods, and upholstery departments, which were positively impacted by our Easy Leasing lease-to-purchase program. The positive comps in our Seasonal category were primarily the result of an improved assortment in our lawn & garden and summer departments and a favorable weather pattern in the first quarter of 2016 as compared to the first quarter of 2015, which experienced an extended winter. Partially offsetting Seasonal's growth was a reduction in the square footage allocated to the toys department. Consumables experienced a comp increase in numerous departments, which was principally driven by growth in our pet department where we introduced an exclusive label offering during 2015 that has continued to grow, and positive comps in our household chemicals department which benefited from continued improvement in our closeout opportunities. The Food category was flat during the first quarter of 2016. Net sales and total comp results were partially offset by negative comps in our Hard Home and Electronics & Accessories categories. Hard Home experienced negative comps as a result of an intentionally narrowed assortment. The negative comps in Electronics & Accessories were also a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category.

We expect comparable store sales to be in the range of flat to an increase of 2% during the second quarter of 2016, as a result of continuation of the trends in Furniture and Soft Home. Additionally, we expect further stabilization of comps in Hard Home and Electronics & Accessories, as the impact of our “edit” activities on these categories was significantly reduced by the second quarter of 2015.

Gross Margin
Gross margin dollars increased $13.6 million, or 2.7%, to $517.7 million for the first quarter of 2016, compared to $504.1 million for the first quarter of 2015.  The increase in gross margin dollars was principally due to an increase in net sales, which improved gross margin dollars by $12.7 million, coupled with a slightly higher gross margin rate, which increased gross margin dollars by approximately $0.9 million.  Gross margin as a percentage of net sales was consistent at 39.4% in the first quarter of 2016 and the first quarter of 2015. The consistency in the gross margin rate was the result of a higher initial mark-up, driven by favorable inbound freight costs and lower product cost, a majority of which was offset by a slightly higher overall markdown rate and a higher shrink rate as compared to the first quarter of 2015.

In the second quarter of 2016, we expect our gross margin rate will be higher than the second quarter of 2015, driven by a slightly higher initial mark-up.

Selling and Administrative Expenses
Selling and administrative expenses were $425.4 million for the first quarter of 2016, compared to $420.2 million for the first quarter of 2015.  The increase in selling and administrative costs was driven by an increase in share-based compensation of $4.9 million, accruals for legal settlements of $4.7 million, and $1.1 million in pension settlement charges, partially offset by a reduction in distribution and outbound transportation costs of $3.9 million and self-insurance costs of $2.7 million. The increase in share-based compensation expense was driven by performance share units, which had not met the accounting requirements for expensing prior to the first quarter of 2016. During the first quarter of 2016, we incurred $4.7 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. Additionally, we incurred $1.1 million in pension settlement charges, which was the result of the termination of our pension plans. The decrease in distribution and outbound transportation costs of $3.9 million was driven by operational efficiencies generated at our distribution centers and favorable diesel fuel prices on our outbound transportation during the first quarter of 2016 as compared to the first quarter of 2015. The decrease in self-insurance costs of $2.7 million was driven by a reversion of costs to a more historic norm during the first quarter of 2016 as compared to the first quarter in 2015, when we experienced, what we believe to be, an uncharacteristic increase in claim dollars.

As a percentage of net sales, selling and administrative expenses decreased 40 basis points to 32.4% for the first quarter of 2016 compared to 32.8% for the first quarter of 2015.

In the second quarter of 2016, we expect our selling and administrative expenses as a percentage of net sales will slightly increase as compared to the second quarter of 2015. This anticipated increase is primarily the result of share-based compensation expense from PSUs and the administrative costs to support our recently launched e-commerce platform.

Depreciation Expense
Depreciation expense decreased $1.5 million to $29.7 million in the first quarter of 2016, compared to $31.2 million for the first quarter of 2015. The decrease was driven by the reduction in new store spending in 2014 and 2015 as compared to 2010 and 2011, as the initial store construction costs on those stores are completing the depreciation cycle. This decrease was partially offset by the depreciation of our e-commerce platform, which was placed into service in the first quarter of 2016. Depreciation expense as a percentage of sales decreased by 10 basis points compared to the first quarter of 2015.

During the second quarter of 2016, we expect that depreciation expense will be approximately flat as compared to 2015, as we will have our first full quarter of depreciation associated with our e-commerce assets. Capital expenditures continue to be forecasted in the range of $105 million to $110 million for 2016.

Interest Expense
Interest expense was $0.6 million in the first quarter of 2016, compared to $0.5 million in the first quarter of 2015. We had total average borrowings (including capital leases) of $90.5 million in the first quarter of 2016 compared to total average borrowings of $51.4 million in the first quarter of 2015. The increase in total average borrowings (including capital leases) was primarily due to an increase of $36.5 million to our average revolving debt balance under the 2011 Credit Agreement, coupled with a slight increase in capital leases of $2.6 million. The increase to our average revolving debt balance was primarily the result of the investments in our 2016 Repurchase Program exceeding our cash inflows from operations during the first quarter of 2016.

Other Income (Expense)
Other income (expense) was $0.7 million in the first quarter of 2016, compared to $0.0 million in the first quarter of 2015. The change was driven by our diesel fuel hedging contracts as fuel prices slightly increased during the first quarter of 2016, which reduced the unrealized losses on those contracts.

Income Taxes
The effective income tax rate for the first quarter of 2016 and the first quarter of 2015 for income from continuing operations was 38.3% and 38.1%, respectively. The increase in the effective income tax rate was primarily driven by an estimated increase in the amount of nondeductible expenses in 2016 as compared to 2015 and less favorable recognition of income tax benefits associated with state and local settlements.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At April 30, 2016, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At April 30, 2016, we had $153.8 million of borrowings under the 2011 Credit Agreement, and the borrowings available under the 2011 Credit Agreement were $536.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $9.8 million.

In March 2016, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding common shares. During the first quarter of 2016, we purchased approximately 3.0 million of our common shares for $137.8 million under the 2016 Repurchase Program, for an average price of $45.18. We utilized proceeds from the 2011 Credit Agreement to assist in funding our 2016 Repurchase program during the first quarter of 2016. We expect to repurchase our common shares from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase program will be available to meet obligations under equity compensation plans and for general corporate purposes. We intend to fund the repurchases with cash provided by operations, although given the cyclical pattern of our cash flows, we may need to use borrowings under the 2011 Credit Agreement to fund repurchases as we did in the first quarter of 2016.

In March 2016, our Board of Directors declared a quarterly cash dividend of $0.21 per common share payable on April 1, 2016 to shareholders of record as of the close of business on March 18, 2016. The cash dividend of $0.21 per common share represented an increase of $0.02, or 11%, from the fourth quarter of 2015. In the first quarter of 2016, we paid approximately $10.6 million in dividends.

The following table compares the primary components of our cash flows from the first quarter 2016 compared to the first quarter 2015:

(In thousands)	2016	2015	Change
Net cash provided by operating activities	$78,611	$87,525	$(8,914)
Net cash used in investing activities	(18,752)	(28,752)	10,000
Net cash used in financing activities	$(49,613)	$(43,843)	$(5,770)

Cash provided by operating activities decreased by $8.9 million to $78.6 million in the first quarter of 2016 compared to $87.5 million in the first quarter of 2015. The primary driver of the decrease was income taxes. The change in our net current income taxes payable decreased our cash provided by operating activities by $24.0 million in the first quarter of 2016 as compared to the first quarter of 2015 primarily because we were not required to make a federal tax extension payment during the first quarter of 2015 associated with our 2014 federal income tax return as a result of the worthless stock deduction in connection with the wind down of our Canadian operations. In the first quarter of 2016, we were required to make a federal tax extension payment in connection with our 2015 federal income tax return. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $6.5 million, which was primarily driven by the increase in comparable store sales in the first quarter of 2016, and an increase of $4.9 million in share-based compensation expense in the first quarter of 2016, which was driven by the expense associated with our PSUs.

Cash used in investing activities decreased by $10.0 million to $18.8 million in the first quarter of 2016 compared to $28.8 million in the first quarter of 2015.  The decrease was primarily due to a decrease of $20.5 million in capital expenditures to $18.8 million in the first quarter of 2016 compared to $39.3 million in the first quarter of 2015. The decrease in capital expenditure was driven by the completion of the roll-out of our cooler and freezer program and the upgrade in our POS systems in 2015. The decrease in capital expenditures was partially offset by reduced cash proceeds from the sale of an asset held for sale of $10.5 million in the first quarter of 2015.

Cash used in financing activities increased by $5.8 million to $49.6 million in the first quarter of 2016 compared to $43.8 million in the first quarter of 2015.  The primary driver of the increase was the $103.5 million increase in cash used to repurchase common shares under our share repurchase programs in the first quarter of 2016 compared to the first quarter of 2015. Additionally, proceeds received from the exercise of stock options decreased $12.3 million to $2.7 million in the first quarter of 2016 compared to $15.0 million in the first quarter of 2015. Partially offsetting the increase in cash used in financing activities was an increase in net borrowings under the 2011 Credit Agreement of approximately $113.1 million compared to a net borrowing of $91.5 million in the first quarter of 2016 compared to a net repayment of $21.6 million in the first quarter of 2015.

On a consolidated basis, we continue to expect cash provided by operating activities less capital expenditures to be approximately $200 million for 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2015 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2015 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2011 Credit Agreement. An increase or decrease of 1% in interest rates would not have a material effect on our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At April 30, 2016, we had outstanding derivative instruments, in the form of collars, covering 7,225,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2016	2,800	2,800	$(1,627)
2017	3,225	3,225	(1,261)
2018	1,200	1,200	(297)
Total	7,225	7,225	$(3,185)

Additionally, at April 30, 2016, a 1% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $0.2 million.

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

Part II. Other Information

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose actual or known contemplated legal proceedings to which a governmental authority and we are each a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Accordingly, please refer to the discussion in note 8 to the accompanying consolidated financial statements regarding our settlement discussions with the State of California and the matter regarding the California Air Resources Board.

Aside from this matter, no response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, also see note 8 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the first quarter of 2016, there were no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2016 - February 27, 2016	—	$—	—	$—
February 28, 2016 - March 26, 2016	313	44.38	232	239,768
March 27, 2016 - April 30, 2016	2,817	45.28	2,817	112,229
Total	3,130	$45.20	3,049	$112,229

(1)
The 2016 Repurchase Program is comprised of a March 1, 2016 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the first quarter of 2016, we purchased approximately 3.0 million of our common shares for approximately $137.8 million under the 2016 Repurchase Program.

(2)
In March and April 2016, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 80,592 and 289 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: June 8, 2016

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)