Form 10-Q
period 2016-07-30
BIG LOTS INC
filed 2016-09-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 2, 2016, was 44,517,342.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 30, 2016

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$1,203,155	$1,209,686	$2,515,730	$2,490,141
Cost of sales (exclusive of depreciation expense shown separately below)	716,732	733,852	1,511,626	1,510,191
Gross margin	486,423	475,834	1,004,104	979,950
Selling and administrative expenses	416,740	414,305	842,152	834,551
Depreciation expense	30,757	30,992	60,456	62,217
Operating profit	38,926	30,537	101,496	83,182
Interest expense	(1,494)	(969)	(2,128)	(1,465)
Other income (expense)	(377)	(1,742)	302	(1,714)
Income from continuing operations before income taxes	37,055	27,826	99,670	80,003
Income tax expense	14,318	10,115	38,320	29,984
Income from continuing operations	22,737	17,711	61,350	50,019
(Loss) income from discontinued operations, net of tax benefit (expense) of $13, $48, $(15), and $108, respectively	(22)	(75)	24	(170)
Net income	$22,715	$17,636	$61,374	$49,849

Earnings per common share - basic:
Continuing operations	$0.51	$0.35	$1.32	$0.96
Discontinued operations	—	—	—	—
	$0.51	$0.35	$1.32	$0.96

Earnings per common share - diluted:
Continuing operations	$0.51	$0.35	$1.31	$0.95
Discontinued operations	—	—	—	—
	$0.50	$0.34	$1.31	$0.95

Weighted-average common shares outstanding:
Basic	44,402	50,831	46,434	51,959
Dilutive effect of share-based awards	612	505	494	536
Diluted	45,014	51,336	46,928	52,495

Cash dividends declared per common share	$0.21	$0.19	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$22,715	$17,636	$61,374	$49,849
Other comprehensive income:
Amortization of pension, net of tax expense of $(223), $(208), $(468), and $(412), respectively	339	296	714	599
Valuation adjustment of pension, net of tax (expense) benefit of $7, $0, $(544) and $(239), respectively	(10)	—	831	356
Total other comprehensive income	329	296	1,545	955
Comprehensive income	$23,044	$17,932	$62,919	$50,804

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	July 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$58,369	$54,144
Inventories	808,631	849,982
Other current assets	110,043	90,306
Total current assets	977,043	994,432
Property and equipment - net	545,271	559,924
Deferred income taxes	59,380	47,739
Other assets	42,966	38,275
Total assets	$1,624,660	$1,640,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,633	$382,277
Property, payroll, and other taxes	84,060	76,568
Accrued operating expenses	76,799	81,756
Insurance reserves	43,265	40,661
Accrued salaries and wages	54,580	72,250
Income taxes payable	1,418	24,936
Total current liabilities	645,755	678,448
Long-term obligations	257,900	62,300
Deferred rent	58,138	59,454
Insurance reserves	58,242	58,359
Unrecognized tax benefits	14,905	17,789
Other liabilities	46,222	43,550
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 44,136 shares and 49,101 shares, respectively	1,175	1,175
Treasury shares - 73,359 shares and 68,394 shares, respectively, at cost	(2,295,162)	(2,063,091)
Additional paid-in capital	600,594	588,124
Retained earnings	2,251,323	2,210,239
Accumulated other comprehensive loss	(14,432)	(15,977)
Total shareholders’ equity	543,498	720,470
Total liabilities and shareholders’ equity	$1,624,660	$1,640,370

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 31, 2015	52,912	$1,175	64,583	$(1,878,523)	$574,454	$2,107,100	$(14,656)	$789,550
Comprehensive income	—	—	—	—	—	49,849	955	50,804
Dividends declared	—	—	—	—	—	(20,548)	—	(20,548)
Purchases of common shares	(4,400)	—	4,400	(201,751)	—	—	—	(201,751)
Exercise of stock options	404	—	(404)	11,752	3,445	—	—	15,197
Restricted shares vested	120	—	(120)	3,515	(3,515)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	390	—	—	390
Share activity related to deferred compensation plan	1	—	(1)	9	1	—	—	10
Share-based employee compensation expense	—	—	—	—	6,880	—	—	6,880
Balance - August 1, 2015	49,037	1,175	68,458	(2,064,998)	581,655	2,136,401	(13,701)	640,532
Comprehensive income	—	—	—	—	—	93,024	(2,276)	90,748
Dividends declared	—	—	—	—	—	(19,186)	—	(19,186)
Purchases of common shares	(3)	—	3	(116)	—	—	—	(116)
Exercise of stock options	46	—	(46)	1,397	(311)	—	—	1,086
Restricted shares vested	8	—	(8)	232	(232)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	297	—	—	297
Share activity related to deferred compensation plan	—	—	—	10	3	—	—	13
Other	13	—	(13)	384	113	—	—	497
Share-based employee compensation expense	—	—	—	—	6,599	—	—	6,599
Balance - January 30, 2016	49,101	1,175	68,394	(2,063,091)	588,124	2,210,239	(15,977)	720,470
Comprehensive income	—	—	—	—	—	61,374	1,545	62,919
Dividends declared	—	—	—	—	—	(20,290)	—	(20,290)
Purchases of common shares	(5,681)	—	5,681	(254,121)	—	—	—	(254,121)
Exercise of stock options	455	—	(455)	14,137	3,136	—	—	17,273
Restricted shares vested	244	—	(244)	7,380	(7,380)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	340	—	—	340
Share activity related to deferred compensation plan	—	—	—	3	9	—	—	12
Other	4	—	(4)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	16,691	—	—	16,691
Balance - July 30, 2016	44,136	$1,175	73,359	$(2,295,162)	$600,594	$2,251,323	$(14,432)	$543,498

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Operating activities:
Net income	$61,374	$49,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54,587	54,329
Deferred income taxes	(12,653)	(14,017)
Loss on disposition of property and equipment	708	956
Non-cash share-based compensation expense	16,691	6,880
Excess tax benefit from share-based awards	(911)	(1,021)
Unrealized (gain) loss on fuel derivative instruments	(1,664)	1,714
Pension expense, net of contributions	1,911	1,710
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	41,352	30,225
Accounts payable	3,356	6,708
Current income taxes	(42,185)	(10,866)
Other current assets	(663)	(11,125)
Other current liabilities	(15,538)	(7,199)
Other assets	(5,266)	1,413
Other liabilities	10,401	7,107
Net cash provided by operating activities	111,500	116,663
Investing activities:
Capital expenditures	(45,247)	(76,649)
Cash proceeds from sale of property and equipment	219	12,354
Other	(2)	(7)
Net cash used in investing activities	(45,030)	(64,302)
Financing activities:
Net proceeds from borrowings under bank credit facility	195,600	161,100
Payment of capital lease obligations	(2,245)	(2,126)
Dividends paid	(19,879)	(19,931)
Proceeds from the exercise of stock options	17,273	15,197
Excess tax benefit from share-based awards	911	1,021
Deferred bank credit facility fees paid	—	(779)
Payment for treasury shares acquired	(254,121)	(201,751)
Other	216	10
Net cash used in financing activities	(62,245)	(47,259)
Increase in cash and cash equivalents	4,225	5,102
Cash and cash equivalents:
Beginning of period	54,144	52,261
End of period	$58,369	$57,363

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer operating in the United States of America (“U.S.”). At July 30, 2016, we operated 1,445 stores in 47 states and the District of Columbia.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2016 (“2016”) is comprised of the 52 weeks that began on January 31, 2016 and will end on January 28, 2017.  Fiscal year 2015 (“2015”) was comprised of the 52 weeks that began on February 1, 2015 and ended on January 30, 2016.  The fiscal quarters ended July 30, 2016 (“second quarter of 2016”) and August 1, 2015 (“second quarter of 2015”) were both comprised of 13 weeks.  The year-to-date periods ended July 30, 2016 (“year-to-date 2016”) and August 1, 2015 (“year-to-date 2015”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $35.4 million and $37.7 million for the second quarter of 2016 and the second quarter of 2015, respectively, and $73.1 million and $79.3 million for the year-to-date 2016 and the year-to-date 2015, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.6 million and $16.1 million for the second quarter of 2016 and the second quarter of 2015, respectively, and $36.7 million and $37.8 million for the year-to-date 2016 and the year-to-date 2015, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2016 and the year-to-date 2015:

	Twenty-Six Weeks Ended
(In thousands)	July 30, 2016	August 1, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,782	$928
Cash paid for income taxes, excluding impact of refunds	101,047	54,907
Gross proceeds from borrowings under bank credit facility	884,900	842,200
Gross repayments of borrowings under bank credit facility	689,300	681,100
Non-cash activity:
Assets acquired under capital leases	132	9,655
Accrued property and equipment	11,179	16,664

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

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into an additional amendment of the credit facility that among other things extended its expiration date to May 30, 2020 (as amended, the “2011 Credit Agreement”).

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At July 30, 2016, we had $257.9 million of borrowings outstanding under the 2011 Credit Agreement and $17.4 million was committed to outstanding letters of credit, leaving $424.7 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $22.6 million and $17.3 million at July 30, 2016 and January 30, 2016, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at July 30, 2016 or August 1, 2015 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the second quarter of 2016 and the year-to-date 2016, the stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial.  For the second quarter of 2015 and the year-to-date 2015, 0.3 million and 0.3 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 1, 2016, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $250 million of our common shares (“2016 Repurchase Program”). The 2016 Repurchase Program was exhausted during the second quarter of 2016.

During the second quarter of 2016, we acquired approximately 2.5 million of our outstanding common shares for $112.2 million under the 2016 Repurchase Program. During the year-to-date 2016, we have acquired approximately 5.6 million of our outstanding common shares for $250.0 million under the 2016 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2016:		(in thousands)	(in thousands)
First quarter	$0.21	$10,616	$10,597
Second quarter	0.21	9,674	9,282
Total	$0.42	$20,290	$19,879

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2015 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $8.2 million and $3.3 million in the second quarter of 2016 and the second quarter of 2015, respectively, and $16.7 million and $6.9 million for the year-to-date 2016 and the year-to-date 2015, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96
Granted	241,897	45.11
Vested	(215,582)	41.94
Forfeited	—	—
Outstanding non-vested restricted stock at April 30, 2016	811,464	$41.94
Granted	18,147	51.93
Vested	(27,982)	44.36
Forfeited	(18,925)	43.34
Outstanding non-vested restricted stock at July 30, 2016	782,704	$42.05

The non-vested restricted stock units granted in the first and second quarters of 2016 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

As of January 31, 2015, we estimated a five-year period for vesting, and therefore expensing, of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding grants.

Non-vested Stock Awards to Non-Employee Directors
In the second quarter of 2016, 19,104 common shares underlying the restricted stock awards granted in 2015 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2016 Annual Meeting of Shareholders. These awards were part of the annual compensation granted in 2015 to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2016, each non-employee elected to our Board of Directors at our 2016 Annual Meeting of Shareholders received an annual restricted stock award having a grant date fair value of approximately $110,000.  The 2016 restricted stock awards will vest on the earlier of (1) the trading day immediately preceding our 2017 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

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

In the year-to-date 2016, we issued PSUs to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At July 30, 2016, 980,212 nonvested PSUs, excluding the awards granted to Mr. Campisi upon his appointment as CEO and President, were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at July 30, 2016	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2014	364,283	March 2016		Fiscal 2016
2015	262,678		March 2017	Fiscal 2017
2016	353,251		March 2018	Fiscal 2018
Total	980,212

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At July 30, 2016, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2014. In the year-to-date 2016, we recognized $8.7 million in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the second quarter of 2016:

	PSUs, excluding 2013 CEO PSUs		2013 CEO PSUs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 30, 2016	—	$—	12,600	$34.06
Granted	379,794	41.04	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding PSUs at April 30, 2016	379,794	$41.04	12,600	$34.06
Granted	—	—	—	—
Vested	—	—	(12,600)	34.06
Forfeited	(15,511)	41.04	—	—
Outstanding PSUs at July 30, 2016	364,283	$41.04	—	$—

Stock Options
The following table summarizes stock option activity for the year-to-date 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2016	1,174,902	$38.26
Exercised	(78,813)	34.66
Forfeited	—	—
Outstanding stock options at April 30, 2016	1,096,089	$38.52	3.0	$8,042
Exercised	(375,776)	38.69
Forfeited	(10,000)	36.03
Outstanding stock options at July 30, 2016	710,313	$38.47	2.9	$10,451
Vested or expected to vest at July 30, 2016	707,019	$38.48	2.9	$10,393
Exercisable at July 30, 2016	512,125	$39.46	2.6	$7,028

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$4,780	$59	$5,580	$4,842
Total fair value of restricted stock vested	1,289	1,130	11,072	5,912
Total fair value of performance shares vested	621	—	621	—

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2015 and 2016, at July 30, 2016 was approximately $29.0 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.5 years from July 30, 2016.

NOTE 6 – EMPLOYEE BENEFIT PLANS
Through January 31, 2016, we maintained a qualified defined benefit pension plan (“Pension Plan”) and a nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date occurred before April 1, 1994. On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective December 31, 2015. We continue to expect that it will take 15 to 24 months from the date of the approved amendment to complete the termination of the Pension Plan and the Supplemental Pension Plan. The pension liability has been and will be settled through either lump sum payments or purchased annuities.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2016	2015
Discount rate	1.2%	3.3%
Rate of increase in compensation levels	0.0%	2.8%
Expected long-term rate of return	3.0%	5.2%

The components of combined net periodic pension cost were as follows:

	Second Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Service cost - benefits earned in the period	$—	$512	$—	$1,024
Interest cost on projected benefit obligation	215	594	444	1,188
Expected investment return on plan assets	(397)	(654)	(781)	(1,307)
Amortization of actuarial loss	562	502	1,182	1,004
Amortization of prior service cost	—	2	—	3
Settlement loss	139	—	1,255	—
Net periodic pension cost	$519	$956	$2,100	$1,912

During the year-to-date 2016, we recognized a settlement loss of $1.3 million, which was driven by terminated vested participants electing to receive lump sum payments. If we are able to complete the full distribution of the pension plans during 2016, we will recognize the remaining unrecognized actuarial loss, or $23.9 million as of July 30, 2016, into income through settlement charges in 2016.

We currently expect to fund our entire pension liability, or $19.1 million, during the next 12 months as a result of the plan terminations.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 29, 2017, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.0 million.  Actual results may differ materially from this estimate.

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

On July 9, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. The case is in the early stages of discovery.

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

In 2013, we sold certain tabletop torch and citronella products manufactured by a third party. In August 2013, we recalled these products and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third party manufacturer of the products for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and reached an agreement in principle to settle another lawsuit, which was later finalized in the third quarter of 2015. Two additional lawsuits remain pending against Big Lots in the United States District Court for the Western District of Pennsylvania and the United States District Court for the District of New Jersey, respectively. Both of the outstanding lawsuits are in discovery. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Furniture	$249,276	$233,776	$606,333	$572,645
Consumables	230,876	235,353	453,485	457,127
Seasonal	230,748	232,934	431,953	423,151
Food	189,199	192,749	391,679	396,022
Soft Home	138,786	133,966	296,404	281,386
Hard Home	101,251	111,688	201,209	215,314
Electronics & Accessories	63,019	69,220	134,667	144,496
Net sales	$1,203,155	$1,209,686	$2,515,730	$2,490,141

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2016 and 2015:

	Second Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Beginning of period	$(14,761)	$(13,997)	$(15,977)	$(14,656)
Other comprehensive income before reclassifications	(94)	—	73	356
Amounts reclassified from accumulated other comprehensive loss	423	296	1,472	599
Net period change	329	296	1,545	955
End of period	(14,432)	(13,701)	(14,432)	(13,701)

The amounts reclassified from accumulated other comprehensive income associated with our pension plans have been reclassified to selling and administrative expenses in our statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

NOTE 11 – DERIVATIVE INSTRUMENTS

We may enter into derivative instruments designed to mitigate certain risks, including collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations.

Our outstanding derivative instrument contracts for the second quarter of 2016 were comprised of the following:

Second Quarter
(In thousands)	2016
Diesel fuel collars (in gallons)	6,325

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	July 30, 2016	January 30, 2016
Diesel fuel collars	Other current assets	$4	$78
	Other assets	547	794
	Accrued operating expenses	(1,171)	(2,799)
	Other liabilities	(2,381)	(2,738)
Total derivative instruments		$(3,001)	$(4,665)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		Second Quarter		Year-to-Date
Derivative Instrument	Statements of Operations Location	2016	2015	2016	2015
Diesel fuel collars
Realized	Other income (expense)	$(561)	$—	$(1,362)	$—
Unrealized	Other income (expense)	184	(1,742)	1,664	(1,714)
Total derivative instruments		$(377)	$(1,742)	$302	$(1,714)

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

The following are the results from the second quarter of 2016 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2015:

•	Net sales decreased $6.5 million, or 0.5%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $4.1 million, or 0.3%.

•	Gross margin dollars increased $10.6 million, and gross margin rate increased 110 basis points to 40.4% from 39.3% of sales.

•	Selling and administrative expenses increased $2.4 million. As a percentage of net sales, selling and administrative expenses increased 40 basis points to 34.6% of net sales.

•	Operating profit rate increased 70 basis points to 3.2%.

•	Diluted earnings per share from continuing operations increased to $0.51 per share from $0.35 per share.

•	Inventory decreased by 1.6%, or $12.8 million, to $808.6 million from the second quarter of 2015.

•
We declared and paid a quarterly cash dividend in the amount of $0.21 per common share in the second quarter of 2016 compared to a quarterly cash dividend of $0.19 per common share paid in the second quarter of 2015.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2016 and the year-to-date 2015:

	2016	2015
Stores open at the beginning of the fiscal year	1,449	1,460
Stores opened during the period	2	7
Stores closed during the period	(6)	(3)
Stores open at the end of the period	1,445	1,464

We expect to open approximately 10 stores during 2016, which is a slight reduction from our original expectation of 15 store openings. We anticipate closing approximately 25 stores during 2016, which will result in approximately 15 net closings which is consistent with our original expectation.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.6	60.7	60.1	60.6
Gross margin	40.4	39.3	39.9	39.4
Selling and administrative expenses	34.6	34.2	33.5	33.5
Depreciation expense	2.6	2.6	2.4	2.5
Operating profit	3.2	2.5	4.0	3.3
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense)	(0.0)	(0.1)	0.0	(0.1)
Income from continuing operations before income taxes	3.1	2.3	4.0	3.2
Income tax expense	1.2	0.8	1.5	1.2
Income from continuing operations	1.9	1.5	2.4	2.0
Income from discontinued operations	(0.0)	(0.0)	0.0	(0.0)
Net income	1.9%	1.5%	2.4%	2.0%

SECOND QUARTER OF 2016 COMPARED TO SECOND QUARTER OF 2015

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the second quarter of 2016 and the second quarter of 2015, and the change in net sales (in dollars and percentage) and the change in comparable store sales for stores open at least fifteen months plus the results of our e-commerce net sales (“comp” or “comps”) (in percentage) from the second quarter of 2016 compared to the second quarter of 2015 were as follows:

Second Quarter
($ in thousands)	2016		2015		Change		Comps
Furniture	$249,276	20.7%	$233,776	19.3%	$15,500	6.6%	7.2%
Consumables	230,876	19.2	235,353	19.5	(4,477)	(1.9)	(0.9)
Seasonal	230,748	19.2	232,934	19.3	(2,186)	(0.9)	(0.2)
Food	189,199	15.7	192,749	15.9	(3,550)	(1.8)	(1.0)
Soft Home	138,786	11.5	133,966	11.1	4,820	3.6	4.6
Hard Home	101,251	8.4	111,688	9.2	(10,437)	(9.3)	(8.4)
Electronics & Accessories	63,019	5.3	69,220	5.7	(6,201)	(9.0)	(7.4)
Net sales	$1,203,155	100.0%	$1,209,686	100.0%	$(6,531)	(0.5)%	0.3%

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

Net sales decreased $6.5 million, or 0.5%, to $1,203.2 million in the second quarter of 2016, compared to $1,209.7 million in the second quarter of 2015.  The decrease in net sales was principally due to a net decrease of 19 stores since the end of the second quarter of 2015, which decreased net sales by $10.6 million, partially offset by a 0.3% increase in comps, which increased net sales by $4.1 million. The Furniture category experienced positive net sales and comps during the second quarter of 2016, primarily driven by strength in our mattresses, case goods, and upholstery departments, which were positively impacted by an expansion of allocated square footage in approximately 50% of our stores during the first quarter of 2016, the performance of our Easy Leasing lease-to-purchase program, and the introduction of a third party, private label credit card offering. Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, particularly our bedding offerings. The positive comps in Furniture and Soft Home were partially offset by slightly negative comps in our Seasonal, Food and Consumables categories and, as expected, larger negative comps in Electronics & Accessories and Hard Home. The comp decrease in Seasonal was primarily the result of our strategic decision to narrow the assortment and reduce the allotted space to our toys department, which more than offset the slightly positive performance of our lawn & garden and summer departments, despite having lower inventory levels due to earlier than expected sell through in the first quarter of 2016. The Food and Consumable categories experienced a slight decrease in net sales and comps due to merchandising execution and timing of closeout inventory purchases in the second quarter of 2016 compared to the second quarter of 2015. The negative comps in Electronics & Accessories were also a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category. Hard Home experienced negative comps as a result of a reduction in allocated square footage and the resulting narrowed assortment.

Gross Margin
Gross margin dollars increased by $10.6 million, or 2.2%, to $486.4 million for the second quarter of 2016, compared to $475.8 million for the second quarter of 2015. The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $13.2 million, partially offset by a decrease in net sales, which decreased gross margin dollars by $2.6 million. Gross margin as a percentage of net sales increased 110 basis points to 40.4% in the second quarter of 2016, compared to 39.3% in the second quarter of 2015. The gross margin rate increase was principally due to a lower overall markdown rate in the second quarter of 2016 as compared to the second quarter of 2015, coupled with a higher initial mark-up. Our lower markdown rate was driven by a higher and earlier than expected sell through of our Seasonal merchandise at full ticket price, particularly associated with our lawn & garden and summer departments in the year-to-date 2016. Our higher initial mark-up was the product of reduced freight costs as well as favorable merchandise costs.

Selling and Administrative Expenses
Selling and administrative expenses were $416.7 million for the second quarter of 2016, compared to $414.3 million for the second quarter of 2015. The increase of $2.4 million, or 0.6%, was primarily driven by an increase in share-based compensation of $4.9 million, and administrative costs to support our e-commerce platform of $2.6 million, partially offset by the absence of a $4.5 million loss contingency associated with a merchandise-related legal matter, which occurred during the second quarter of 2015, and a reduction in distribution and outbound transportation costs of $2.3 million. The increase in share-based compensation expense was driven by performance share units, which had not met the accounting requirements for expensing prior to the first quarter of 2016. The increase in administrative costs to support our e-commerce platform was attributable to the launch of our e-commerce platform near the end of the first quarter of 2016 and, thus, many of these costs were absent in the second quarter of 2015. The decrease in distribution and outbound transportation costs was driven by operational efficiencies generated at our distribution centers and favorable diesel fuel prices on our outbound transportation during the second quarter of 2016 as compared to the second quarter of 2015.

As a percentage of net sales, selling and administrative expenses increased 40 basis points to 34.6% for the second quarter of 2016 compared to 34.2% for the second quarter of 2015.

Depreciation Expense
Depreciation expense decreased $0.2 million to $30.8 million in the second quarter of 2016, compared to $31.0 million for the second quarter of 2015. Depreciation expense as a percentage of sales was flat at 2.6% for both the second quarter of 2016 and the second quarter of 2015.

Interest Expense
Interest expense was $1.5 million in the second quarter of 2016, compared to $1.0 million in the second quarter of 2015. We had total average borrowings (including capital leases) of $289.3 million in the second quarter of 2016 compared to total average borrowings of $170.0 million in the second quarter of 2015. The increase in total average borrowings (including capital leases) was primarily due to an increase of $121.3 million to our average revolving debt balance under the 2011 Credit Agreement. The increase to our average revolving debt balance was primarily the result of the investments in our 2016 Repurchase Program exceeding our cash inflows from operations during the year-to-date 2016.

Other Income (Expense)
Other income (expense) was $(0.4) million in the second quarter of 2016, compared to $(1.7) million in the second quarter of 2015. The change from 2015 to 2016 was driven by a change in pricing trends for diesel fuel. We recognized unrealized losses on our diesel fuel hedging contracts during both periods, as a decrease in current and future projected diesel fuel prices negatively impacted the valuation on our hedges in both periods. The decrease in price during the second quarter of 2015 was more pronounced than during the second quarter of 2016.

Income Taxes
The effective income tax expense rate for the second quarter of 2016 and the second quarter of 2015 for income from continuing operations was 38.6% and 36.4%, respectively.  The increase in the effective income tax expense rate was primarily driven by a decrease in federal hiring tax credits (related to the immediate prior wage year) that are received in the current year. A substantial amount of these credits accelerated into 2015.

YEAR-TO-DATE 2016 COMPARED TO YEAR-TO-DATE 2015

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2016 and the year-to-date 2015, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2016 compared to the year-to-date 2015 were as follows:

Year-to-Date
($ in thousands)	2016		2015		Change		Comps
Furniture	$606,333	24.1%	$572,645	23.0%	$33,688	5.9%	6.3%
Consumables	453,485	18.0	457,127	18.4	(3,642)	(0.8)	(0.1)
Seasonal	431,953	17.2	423,151	17.0	8,802	2.1	2.6
Food	391,679	15.6	396,022	15.9	(4,343)	(1.1)	(0.4)
Soft Home	296,404	11.8	281,386	11.3	15,018	5.3	6.1
Hard Home	201,209	8.0	215,314	8.6	(14,105)	(6.6)	(5.8)
Electronics & Accessories	134,667	5.3	144,496	5.8	(9,829)	(6.8)	(5.6)
Net sales	$2,515,730	100.0%	$2,490,141	100.0%	$25,589	1.0%	1.7%

Net sales increased $25.6 million, or 1.0%, to $2,515.7 million in the year-to-date 2016, compared to $2,490.1 million in the year-to-date 2015.  The increase in net sales was principally due to a 1.7% increase in comps, which increased net sales by $41.8 million, partially offset by the net decrease of 19 stores since the end of the second quarter of 2015, which decreased net sales by $16.2 million. The Furniture category experienced positive net sales and comps during the year-to-date 2016, primarily driven by strength in our mattresses, case goods, and upholstery departments, which were positively impacted by an expansion of allocated square footage in approximately 50% of our stores during the first quarter of 2016, the performance of our Easy Leasing lease-to-purchase program, and the introduction of a third party, private label credit card offering. Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, particularly our bedding offerings. The positive net sales and comps in our Seasonal category were primarily the result of an improved assortment in our lawn & garden and summer departments and a favorable weather pattern in the first quarter of 2016 as compared to the first quarter of 2015, which experienced an extended winter. Partially offsetting Seasonal's growth was a reduction in the square footage allocated to the toys department.

These net sales and total comp increases were partially offset by slightly negative net sales and comps in Food and Consumables and negative net sales and comps in our Hard Home and Electronics & Accessories categories. The Food and Consumable categories experienced a slight decrease in net sales and comps due to merchandising execution and the timing of closeout inventory purchases. Hard Home experienced negative net sales and comps as a result of an intentionally narrowed assortment, primarily from a reduction in allocated space during the first quarter of 2016. The negative net sales and comps in Electronics & Accessories were also a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category.

For the balance of 2016, we expect comparable store sales to increase in the range of flat to 2%.

Gross Margin
Gross margin dollars increased $24.1 million, or 2.5%, to $1,004.1 million for the year-to-date 2016, compared to $980.0 million for the year-to-date 2015.  The increase in gross margin dollars was principally due to an increase in gross margin rate, which increased gross margin dollars by approximately $14.1 million, coupled with an increase in net sales of $25.6 million, which benefited gross margin dollars by approximately $10.0 million. Gross margin as a percentage of net sales increased 50 basis points to 39.9% in the year-to-date 2016, compared to 39.4% in the year-to-date 2015.  The gross margin rate increase was principally due to the impact of a higher initial mark-up. Our higher initial mark-up was a product of reduced freight costs as well as favorable merchandise costs.

We expect our gross margin rate will be higher in the third and fourth quarters of 2016 in comparison to the third and fourth quarters of 2015.

Selling and Administrative Expenses
Selling and administrative expenses were $842.2 million for the year-to-date 2016, compared to $834.6 million for the year-to-date 2015. The increase of $7.6 million, or 0.9%, was primarily driven by an increase in share-based compensation of $9.8 million, accruals for legal settlements of $5.2 million, administrative costs to support our e-commerce platform of $5.0 million, and $1.3 million in pension settlement charges, partially offset by a reduction in distribution and outbound transportation costs of $6.2 million, and the absence of a $4.5 million loss contingency associated with a merchandise-related legal matter, which occurred during the second quarter of 2015. The increase in share-based compensation expense was driven by performance share units, which had not met the accounting requirements for expensing prior to the first quarter of 2016. During the year-to-date 2016, we incurred $5.2 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. The increase in administrative costs to support our e-commerce platform was attributable to the launch of our e-commerce platform during the first quarter of 2016 and, as a result, many of these costs were absent in the year-to-date 2015. Additionally, we incurred $1.3 million in pension settlement charges as a result of the termination of our pension plans. The decrease in distribution and outbound transportation costs was driven by operational efficiencies generated at our distribution centers and through our outbound transportation initiatives during the year-to-date 2016 as compared to the year-to-date 2015.

As a percentage of net sales, selling and administrative expenses were flat at 33.5% for both the year-to-date 2016 and the year-to-date 2015.

For the balance of 2016, we anticipate that our selling and administrative expenses as a percentage of net sales will increase compared to the third and fourth quarters of 2015. This anticipated increase is a result of share-based compensation expense from PSUs and the administrative costs to support our recently launched e-commerce platform.

Depreciation Expense
Depreciation expense decreased $1.7 million to $60.5 million in the year-to-date 2016, compared to $62.2 million for the year-to-date 2015. The decrease was driven by the reduction in new store spending in 2014 and 2015 as compared to 2010 and 2011, as the initial store construction costs on those stores are completing the depreciation cycle. This decrease was partially offset by the depreciation of our e-commerce platform, which was placed into service in the first quarter of 2016. Depreciation expense as a percentage of sales decreased by 10 basis points compared to the year-to-date 2015.

We expect that our depreciation expense in the third and fourth quarters of 2016 will be approximately flat in comparison to the third and fourth quarters of 2015. Total capital expenditures continue to be forecasted in the range of $105 million to $110 million for 2016.

Interest Expense
Interest expense was $2.1 million in the year-to-date 2016, compared to $1.5 million in the year-to-date 2015.  The increase was driven by higher average borrowings under the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $189.9 million in the year-to-date 2016 compared to total average borrowings of $110.7 million in the year-to-date 2015. The increase in total average borrowings (including capital leases) was primarily due to an increase of $78.9 million to our average revolving debt balance under the 2011 Credit Agreement. The increase to our average revolving debt balance was primarily the result of the investments in our 2016 Repurchase Program exceeding our cash inflows from operations during the year-to-date 2016.

Other Income (Expense)
Other income (expense) was $0.3 million in the year-to-date 2016, compared to $(1.7) million in the year-to-date 2015. The change was driven by our diesel fuel hedging contracts as fuel prices slightly increased during the year-to-date 2016, which reduced the unrealized losses associated with our contracts, as compared to the year-to-date 2015 during which diesel fuel prices had a sharp decline.

Income Taxes
The effective income tax rate for the year-to-date 2016 and the year-to-date 2015 for income from continuing operations was 38.4% and 37.5%, respectively.   The higher effective income tax rate was principally driven by a decrease in hiring tax credits (principally federal tax credits related to the immediate prior wage year) that are received in the current year as a substantial amount of these credits accelerated into 2015, as well as an estimated increase in the amount of nondeductible expenses. These items were partially offset by favorability related to higher current wage year federal income tax hiring credits principally due to the Protecting Americans from Tax Hikes Act of 2015 and the reinstatement of the work opportunity tax credit.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020. Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes. The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating. The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At July 30, 2016, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At July 30, 2016, we had $257.9 million in borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $424.7 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $17.4 million.

In March 2016, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding common shares. During the year-to-date 2016, we exhausted the 2016 Repurchase Program by purchasing approximately 5.6 million common shares at an average price of $44.72 per share.

In the year-to-date 2016, we have declared and paid two quarterly cash dividends of $0.21 per common share for a total paid amount of approximately $19.9 million.

In August 2016, our Board of Directors declared a quarterly cash dividend of $0.21 per common share payable on September 23, 2016 to shareholders of record as of the close of business on September 9, 2016.

The following table compares the primary components of our cash flows from the year-to-date 2016 compared to the year-to-date 2015:

(in thousands)	2016	2015	Change
Net cash provided by operating activities	$111,500	$116,663	$(5,163)
Net cash used in investing activities	(45,030)	(64,302)	19,272
Net cash used in financing activities	$(62,245)	$(47,259)	$(14,986)

Cash provided by operating activities decreased by $5.2 million to $111.5 million in the year-to-date 2016 compared to $116.7 million of cash provided by operating activities in the year-to-date 2015. The decrease was primarily attributable to an increase in our income tax payments, which decreased our cash provided by operating activities by $31.3 million in the year-to-date 2016 compared to the year-to-date 2015. The increase in income tax payments was principally driven by extension payments for 2015 made in 2016. There were substantially less income tax payments in year-to-date 2015 for 2014 extensions due to the large taxable loss associated with the wind down of our former Canadian operations. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $11.5 million, which was primarily driven by the increase in comparable store sales in the year-to-date 2016 and an increase of $9.8 million in operating cash flow adjustment for share-based compensation expense in the year-to-date 2016 associated with our PSUs.

Cash used in investing activities decreased by $19.3 million to $45.0 million in the year-to-date 2016 compared to $64.3 million in the year-to-date 2015.  The decrease was primarily driven by a $31.4 million decrease in capital expenditures to $45.2 million in the year-to-date 2016 compared to $76.6 million in the year-to-date 2015. The decrease in capital expenditures was driven by fewer capital projects in 2016 as compared to 2015, which included an upgrade in our POS systems and substantial investment in our e-commerce project. The decrease in capital expenditures was partially offset by a decrease in cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015, while no similar transaction has occurred in 2016.

Cash used in financing activities increased by $15.0 million to $62.2 million in the year-to-date 2016 compared to $47.3 million of cash used in financing activities in the year-to-date 2015. The primary driver of this increase was a $52.3 million increase in payments for treasury shares acquired to $254.1 million in the year-to-date 2016 from $201.8 million in the year-to-date 2015, partially offset by an increase of $34.5 million in net borrowings under our bank credit facility to $195.6 million in the year-to-date 2016 compared to $161.1 million in the year-to-date 2015. We used $250.0 million under our share repurchase program in the year-to-date 2016 compared to approximately $200.0 million in the year-to-date 2015.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $210 million for 2016.

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

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At July 30, 2016, we had outstanding derivative instruments, in the form of collars, covering 6,325,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2016	1,900	1,900	$(1,167)
2017	3,225	3,225	(1,512)
2018	1,200	1,200	(322)
Total	6,325	6,325	$(3,001)

Additionally, at July 30, 2016, a 1% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $0.1 million.

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

Part II. Other Information

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose actual or known contemplated legal proceedings to which a governmental authority and we are each a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Accordingly, please refer to the discussion in note 8 to the accompanying consolidated financial statements regarding our settlement discussions with the State of California.

Aside from this matter, no response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, also see note 8 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the second quarter of 2016, there were no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 - May 28, 2016	2,542	$44.16	2,541	$—
May 29, 2016 - June 25, 2016	1	50.97	—	—
June 26, 2016 - July 30, 2016	8	50.15	—	—
Total	2,551	$44.18	2,541	$—

(1)
The 2016 Repurchase Program is comprised of a March 1, 2016 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the second quarter of 2016, we exhausted the program by purchasing approximately $112.2 million of our common shares under the 2016 Repurchase Program.

(2)
In May, June, and July 2016, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 459, 890, and 7,666 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: September 7, 2016

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)