Form 10-Q
period 2016-10-29
BIG LOTS INC
filed 2016-12-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016
or

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

Yes ☐     No☑

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 2, 2016, was 44,559,880.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 29, 2016

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	2

b)	Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	3

c)	Consolidated Balance Sheets at October 29, 2016 (Unaudited) and January 30, 2016	4

d)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	5

e)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	6

f)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signature		28

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,105,498	$1,116,474	$3,621,228	$3,606,615
Cost of sales (exclusive of depreciation expense shown separately below)	663,506	676,467	2,175,132	2,186,658
Gross margin	441,992	440,007	1,446,096	1,419,957
Selling and administrative expenses	409,753	411,994	1,251,905	1,246,545
Depreciation expense	30,294	30,171	90,750	92,388
Operating profit (loss)	1,945	(2,158)	103,441	81,024
Interest expense	(1,665)	(1,272)	(3,793)	(2,737)
Other income (expense)	698	(673)	1,000	(2,387)
Income (loss) from continuing operations before income taxes	978	(4,103)	100,648	75,900
Income tax (benefit) expense	(378)	(2,400)	37,942	27,584
Income (loss) from continuing operations	1,356	(1,703)	62,706	48,316
Income from discontinued operations, net of tax expense of $13, $118, $28 and $10, respectively	20	195	44	25
Net income (loss)	$1,376	$(1,508)	$62,750	$48,341

Earnings (loss) per common share - basic:
Continuing operations	$0.03	$(0.03)	$1.37	$0.95
Discontinued operations	—	—	—	—
	$0.03	$(0.03)	$1.37	$0.95

Earnings (loss) per common share - diluted:
Continuing operations	$0.03	$(0.03)	$1.36	$0.94
Discontinued operations	—	—	—	—
	$0.03	$(0.03)	$1.36	$0.94

Weighted-average common shares outstanding:
Basic	44,165	49,057	45,678	50,992
Dilutive effect of share-based awards	761	—	578	540
Diluted	44,926	49,057	46,256	51,532

Cash dividends declared per common share	$0.21	$0.19	$0.63	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income (loss)	$1,376	$(1,508)	$62,750	$48,341
Other comprehensive income:
Amortization of pension, net of tax expense of $217, $190, $686, and $602, respectively	323	313	1,036	912
Valuation adjustment of pension, net of tax expense of $111, $2,008, $655 and $2,247, respectively	160	3,050	992	3,406
Total other comprehensive income	483	3,363	2,028	4,318
Comprehensive income	$1,859	$1,855	$64,778	$52,659

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)
	October 29, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$59,743	$54,144
Inventories	1,036,337	849,982
Other current assets	112,251	90,306
Total current assets	1,208,331	994,432
Property and equipment - net	540,669	559,924
Deferred income taxes	56,102	47,739
Other assets	42,141	38,275
Total assets	$1,847,243	$1,640,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503,625	$382,277
Property, payroll, and other taxes	88,941	76,568
Accrued operating expenses	80,227	81,756
Insurance reserves	42,141	40,661
Accrued salaries and wages	50,243	72,250
Income taxes payable	1,407	24,936
Total current liabilities	766,584	678,448
Long-term obligations	362,900	62,300
Deferred rent	55,291	59,454
Insurance reserves	58,647	58,359
Unrecognized tax benefits	14,639	17,789
Other liabilities	44,107	43,550
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 44,178 shares and 49,101 shares, respectively	1,175	1,175
Treasury shares - 73,317 shares and 68,394 shares, respectively, at cost	(2,293,917)	(2,063,091)
Additional paid-in capital	608,766	588,124
Retained earnings	2,243,000	2,210,239
Accumulated other comprehensive loss	(13,949)	(15,977)
Total shareholders’ equity	545,075	720,470
Total liabilities and shareholders’ equity	$1,847,243	$1,640,370

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 31, 2015	52,912	$1,175	64,583	$(1,878,523)	$574,454	$2,107,100	$(14,656)	$789,550
Comprehensive income	—	—	—	—	—	48,341	4,318	52,659
Dividends declared	—	—	—	—	—	(30,097)	—	(30,097)
Purchases of common shares	(4,402)	—	4,402	(201,849)	—	—	—	(201,849)
Exercise of stock options	448	—	(448)	13,093	3,158	—	—	16,251
Restricted shares vested	127	—	(127)	3,708	(3,708)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	683	—	—	683
Share activity related to deferred compensation plan	1	—	(1)	27	3	—	—	30
Share-based employee compensation expense	—	—	—	—	10,045	—	—	10,045
Balance - October 31, 2015	49,086	1,175	68,409	(2,063,544)	584,635	2,125,344	(10,338)	637,272
Comprehensive income	—	—	—	—	—	94,532	(5,639)	88,893
Dividends declared	—	—	—	—	—	(9,637)	—	(9,637)
Purchases of common shares	(1)	—	1	(18)	—	—	—	(18)
Exercise of stock options	2	—	(2)	56	(24)	—	—	32
Restricted shares vested	1	—	(1)	39	(39)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	4	—	—	4
Share activity related to deferred compensation plan	—	—	—	(8)	1	—	—	(7)
Other	13	—	(13)	384	113	—	—	497
Share-based employee compensation expense	—	—	—	—	3,434	—	—	3,434
Balance - January 30, 2016	49,101	1,175	68,394	(2,063,091)	588,124	2,210,239	(15,977)	720,470
Comprehensive income	—	—	—	—	—	62,750	2,028	64,778
Dividends declared	—	—	—	—	—	(29,989)	—	(29,989)
Purchases of common shares	(5,684)	—	5,684	(254,289)	—	—	—	(254,289)
Exercise of stock options	492	—	(492)	15,309	3,354	—	—	18,663
Restricted shares vested	251	—	(251)	7,623	(7,623)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	413	—	—	413
Share activity related to deferred compensation plan	—	—	—	1	9	—	—	10
Other	5	—	(5)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	24,815	—	—	24,815
Balance - October 29, 2016	44,178	$1,175	73,317	$(2,293,917)	$608,766	$2,243,000	$(13,949)	$545,075

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Operating activities:
Net income	$62,750	$48,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,813	81,178
Deferred income taxes	(9,703)	(11,034)
Loss on disposition of property and equipment	760	970
Non-cash share-based compensation expense	24,815	10,045
Excess tax benefit from share-based awards	(1,000)	(1,320)
Unrealized (gain) loss on fuel derivative instruments	(2,844)	2,224
Pension expense, net of contributions	(3,213)	(6,479)
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(186,355)	(195,653)
Accounts payable	121,348	131,117
Current income taxes	(47,032)	(15,403)
Other current assets	1,836	(10,862)
Other current liabilities	(6,105)	8,361
Other assets	(4,870)	2,551
Other liabilities	11,336	8,282
Net cash provided by operating activities	43,536	52,318
Investing activities:
Capital expenditures	(72,105)	(111,021)
Cash proceeds from sale of property and equipment	266	12,731
Other	(3)	(8)
Net cash used in investing activities	(71,842)	(98,298)
Financing activities:
Net proceeds from borrowings under bank credit facility	300,600	272,800
Payment of capital lease obligations	(3,114)	(3,315)
Dividends paid	(29,169)	(29,198)
Proceeds from the exercise of stock options	18,663	16,251
Excess tax benefit from share-based awards	1,000	1,320
Deferred bank credit facility fees paid	—	(779)
Payment for treasury shares acquired	(254,289)	(201,849)
Other	214	30
Net cash provided by financing activities	33,905	55,260
Increase in cash and cash equivalents	5,599	9,280
Cash and cash equivalents:
Beginning of period	54,144	52,261
End of period	$59,743	$61,541

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer operating in the United States of America (“U.S.”). At October 29, 2016, we operated 1,442 stores in 47 states and the District of Columbia.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2016 (“2016”) is comprised of the 52 weeks that began on January 31, 2016 and will end on January 28, 2017.  Fiscal year 2015 (“2015”) was comprised of the 52 weeks that began on February 1, 2015 and ended on January 30, 2016.  The fiscal quarters ended October 29, 2016 (“third quarter of 2016”) and October 31, 2015 (“third quarter of 2015”) were both comprised of 13 weeks.  The year-to-date periods ended October 29, 2016 (“year-to-date 2016”) and October 31, 2015 (“year-to-date 2015”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include distribution and outbound transportation costs in cost of sales.  Distribution and outbound transportation costs included in selling and administrative expenses were $38.2 million and $41.0 million for the third quarter of 2016 and the third quarter of 2015, respectively, and $111.3 million and $120.3 million for the year-to-date 2016 and the year-to-date 2015, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $15.6 million and $15.9 million for the third quarter of 2016 and the third quarter of 2015, respectively, and $52.3 million and $53.7 million for the year-to-date 2016 and the year-to-date 2015, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2016 and the year-to-date 2015:

	Thirty-Nine Weeks Ended
(In thousands)	October 29, 2016	October 31, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$3,127	$2,162
Cash paid for income taxes, excluding impact of refunds	102,418	55,671
Gross proceeds from borrowings under bank credit facility	1,285,500	1,190,900
Gross repayments of borrowings under bank credit facility	984,900	918,100
Non-cash activity:
Assets acquired under capital leases	171	9,600
Accrued property and equipment	10,074	10,700

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. Additionally, this update clarifies the presentation of certain components of share-based awards in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into an additional amendment of the credit facility that among other things extended its expiration date to May 30, 2020 (as amended, the “2011 Credit Agreement”).

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 29, 2016, we had $362.9 million of borrowings outstanding under the 2011 Credit Agreement and $7.7 million was committed to outstanding letters of credit, leaving $329.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $22.9 million and $17.3 million at October 29, 2016 and January 30, 2016, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at October 29, 2016 or October 31, 2015 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, and restricted stock units.  For the third quarter of 2016 and the year-to-date 2016, the stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial.  For the third quarter of 2015 and the year-to-date 2015, 0.3 million and 0.3 million, respectively, of the stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, and restricted stock units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards and restricted stock units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

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

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2016:		(in thousands)	(in thousands)
First quarter	$0.21	$10,616	$10,597
Second quarter	0.21	9,674	9,282
Third quarter	0.21	9,699	9,290
Total	$0.63	$29,989	$29,169

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2015 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $8.1 million and $3.2 million in the third quarter of 2016 and the third quarter of 2015, respectively, and $24.8 million and $10.0 million for the year-to-date 2016 and the year-to-date 2015, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96
Granted	241,897	45.11
Vested	(215,582)	41.94
Forfeited	—	—
Outstanding non-vested restricted stock at April 30, 2016	811,464	$41.94
Granted	18,147	51.93
Vested	(27,982)	44.36
Forfeited	(18,925)	43.34
Outstanding non-vested restricted stock at July 30, 2016	782,704	$42.05
Granted	1,748	51.45
Vested	(8,035)	35.92
Forfeited	(4,084)	46.59
Outstanding non-vested restricted stock at October 29, 2016	772,333	$42.12

The non-vested restricted stock units granted in the first, second, and third quarters of 2016 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

Performance Share Units
In 2013, in connection with his appointment as CEO and President, Mr. David J. Campisi was awarded 37,800 performance share units (“PSUs”). Mr. Campisi’s PSU award fully vested during the second quarter of 2016.

In the year-to-date 2016, we issued PSUs to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. At October 29, 2016, 971,595 nonvested PSUs were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at October 29, 2016	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2014	360,357	March 2016		Fiscal 2016
2015	259,042		March 2017	Fiscal 2017
2016	352,196		March 2018	Fiscal 2018
Total	971,595

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At October 29, 2016, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2014. In the year-to-date 2016, we recognized $13.1 million in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2016:

	PSUs, excluding 2013 CEO PSUs		2013 CEO PSUs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 30, 2016	—	$—	12,600	$34.06
Granted	379,794	41.04	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding PSUs at April 30, 2016	379,794	$41.04	12,600	$34.06
Granted	—	—	—	—
Vested	—	—	(12,600)	34.06
Forfeited	(15,511)	41.04	—	—
Outstanding PSUs at July 30, 2016	364,283	$41.04	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(3,926)	41.04	—	—
Outstanding PSUs at October 29, 2016	360,357	$41.04	—	$—

Stock Options
The following table summarizes stock option activity for the year-to-date 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2016	1,174,902	$38.26
Exercised	(78,813)	34.66
Forfeited	—	—
Outstanding stock options at April 30, 2016	1,096,089	$38.52	3.0	$8,042
Exercised	(375,776)	38.69
Forfeited	(10,000)	36.03
Outstanding stock options at July 30, 2016	710,313	$38.47	2.9	$10,451
Exercised	(37,450)	37.14
Forfeited	(2,500)	35.03
Outstanding stock options at October 29, 2016	670,363	$38.55	2.7	$3,197
Vested or expected to vest at October 29, 2016	668,320	$38.56	2.7	$3,182
Exercisable at October 29, 2016	487,800	$39.52	2.5	$1,887

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$549	$1,098	$6,129	$5,940
Total fair value of restricted stock vested	397	295	11,469	6,207
Total fair value of performance shares vested	—	—	621	—

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2015 and 2016, at October 29, 2016 was approximately $21.3 million.  This compensation cost is expected to be recognized through January 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.4 years from October 29, 2016.

NOTE 6 – EMPLOYEE BENEFIT PLANS
Through January 31, 2016, we maintained a qualified defined benefit pension plan (“Pension Plan”) and a nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date occurred before April 1, 1994. On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective December 31, 2015. We expect to complete the termination of the Pension Plan and the Supplemental Pension Plan by January 28, 2017. The pension liability has been and will be settled through either lump sum payments or purchased annuities.

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

	2016	2015
Discount rate	1.1%	3.3%
Rate of increase in compensation levels	0.0%	2.8%
Expected long-term rate of return	2.8%	5.2%

The components of combined net periodic pension cost were as follows:

	Third Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Service cost - benefits earned in the period	$—	$512	$—	$1,536
Interest cost on projected benefit obligation	208	594	652	1,781
Expected investment return on plan assets	(388)	(653)	(1,169)	(1,960)
Amortization of actuarial loss	540	502	1,722	1,507
Amortization of prior service cost	—	1	—	4
Curtailment loss	—	192	—	192
Settlement loss	316	1,363	1,571	1,363
Net periodic pension cost	$676	$2,511	$2,776	$4,423

During the year-to-date 2016, we recognized a settlement loss of $1.6 million, which was driven by terminated vested participants electing to receive lump sum payments. If we are able to complete the full distribution of the pension plans during 2016, we will recognize the remaining unrecognized actuarial loss, or $23.1 million as of October 29, 2016, into income through settlement charges in 2016.

As a result of the termination of our Pension Plan, we considered the financial benefit, such as reduced regulatory fees, of making a voluntary contribution to the Pension Plan. During the third quarter of 2016, we made a voluntary contribution of $5.8 million to the Pension Plan. We currently expect to fund our entire pension liability, or $13.2 million, during the next 12 months as a result of the plan terminations.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 28, 2017, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers. The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint captioned In re Big Lots, Inc. Shareholder Litigation, No. 2:12-cv-00445 (S.D. Ohio) (the “Consolidated Derivative Action”), which generally alleged that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The consolidated complaint asserted claims under Ohio law for breach of fiduciary duty, unjust enrichment, misappropriation of trade secrets and corporate waste and sought declaratory relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses.

The defendants filed a motion to dismiss the consolidated complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, pursuant to which plaintiffs’ claims were all dismissed with prejudice, with the exception of their claim for corporate waste, which was dismissed without prejudice. On May 5, 2015, plaintiffs filed a Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, which sought to replead the claim for corporate waste that was dismissed without prejudice by the Court, as well as a Motion for Reconsideration and, in the Alternative, for Certification of Question of State Law to the Supreme Court of Ohio. Defendants’ responses to both motions were filed on May 29, 2015. On August 3, 2015, the Court granted Plaintiffs’ Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, and Plaintiffs filed the amended complaint on the same date, asserting a claim for corporate waste against Jeffrey Berger, Steven Fishman, David Kollat, Brenda Lauderback, Philip Mallott, Russell Solt, and Dennis Tishkoff. On September 30, 2015, defendants filed an answer to the amended complaint. The case is currently in discovery.

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described above. The shareholder indicated that he would commence a derivative lawsuit if our Board of Directors failed to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder’s letter to a committee of independent directors to investigate the matter. That committee, with the assistance of independent outside counsel, investigated the allegations in the shareholder’s demand letter and, on August 28, 2013, reported its findings to our Board of Directors along with its recommendation that the Board reject the shareholder’s demand. Our Board of Directors unanimously accepted the recommendation of the demand investigation committee and, on September 9, 2013, outside counsel for the committee sent a letter to counsel for the shareholder informing the shareholder of the Board’s determination. On October 18, 2013, the shareholder filed a derivative lawsuit captioned Brosz v. Fishman et al., No. 1:13-cv-00753 (S.D. Ohio) (the “Brosz Action”) in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers originally named in the 2012 shareholder derivative lawsuit. The plaintiff’s complaint generally alleged that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint asserted claims under Ohio law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and misappropriation of trade secrets and sought damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses.

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

On February 10, 2014, a shareholder derivative lawsuit was filed in the Franklin County Common Pleas Court in Columbus, Ohio, captioned Tremblay v. Campisi et al., No. 14CV-02-1421 (Ohio Ct. Com. Pl., Franklin Cnty.) (the “Tremblay Action”), against us and certain of our current and former outside directors and executive officers (David Campisi, Steven Fishman, Joe Cooper, Charles Haubiel, Timothy Johnson, Robert Claxton, John Martin, Norman Rankin, Paul Schroeder, Robert Segal, Steven Smart, David Kollat, Jeffrey Berger, James Chambers, Peter Hayes, Brenda Lauderback, Philip Mallott, Russell Solt, James Tener and Dennis Tishkoff). The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint also alleges that we and various individual defendants made false and misleading statements regarding our Canadian operations prior to our announcement on December 5, 2013 that we were exiting the Canadian market. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, waste of corporate assets and misappropriation of insider information and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. At the parties’ request, the court has stayed this lawsuit until after the judge in the federal derivative lawsuits discussed in the preceding paragraphs has ruled on the motions to dismiss pending in those actions.

On August 1, 2016, our Board of Directors passed a resolution creating a special litigation committee (“SLC”) to conduct an independent investigation and determine, in its sole discretion, whether it is in the best interests of the Company to pursue the claims asserted in the Consolidated Derivative Action, the Brosz Action, and the Tremblay Action. The SLC is composed of three members, each of whom is a director that is not a party to any of the derivative actions and was not a member of the Board until well after the relevant time period. The SLC has retained independent counsel and is actively proceeding with its investigation. On October 20, 2016, the Company filed motions to stay all proceedings in the Consolidated Derivative Action and the Brosz Action pending the completion of the SLC’s investigation.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. The case is currently in discovery. On May 27, 2016, the lead plaintiff moved for class certification (requesting a class period from March 2, 2012 through August 23, 2012) and to appoint class representatives and class counsel. Defendants opposed the motion and it remains before the Court.

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

In 2013, we sold certain tabletop torch and citronella products manufactured by a third party. In August 2013, we recalled the products and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties.

Although we believe that we are entitled to indemnification from the third-party manufacturer of the products for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and settled another lawsuit in the third quarter of 2015. Two additional lawsuits remain pending against Big Lots in the United States District Court for the Western District of Pennsylvania and the United States District Court for the District of New Jersey, respectively. Both of the outstanding lawsuits are in discovery. Additionally, we have brought a separate lawsuit in the United States District Court of Massachusetts against the company that tested the product.  During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

NOTE 9 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Soft Home category includes our home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, toys, and other holiday departments. The Electronics & Accessories category includes our electronics, jewelry, apparel, hosiery, and infant accessories departments.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Furniture	$272,639	$261,415	$878,972	$834,060
Consumables	227,164	229,364	680,649	686,491
Food	199,063	206,316	590,742	602,338
Soft Home	150,375	143,566	446,779	424,952
Hard Home	98,140	110,091	299,348	325,405
Seasonal	91,738	94,373	523,692	517,524
Electronics & Accessories	66,379	71,349	201,046	215,845
Net sales	$1,105,498	$1,116,474	$3,621,228	$3,606,615

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2016 and 2015:

	Third Quarter		Year-to-Date
(In thousands)	2016	2015	2016	2015
Beginning of period	$(14,432)	$(13,701)	$(15,977)	$(14,656)
Other comprehensive income before reclassifications	(27)	2,113	46	2,469
Amounts reclassified from accumulated other comprehensive loss	510	1,250	1,982	1,849
Net period change	483	3,363	2,028	4,318
End of period	(13,949)	(10,338)	(13,949)	(10,338)

The amounts reclassified from accumulated other comprehensive income are associated with our pension plans and have been reclassified to selling and administrative expenses in our statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

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

Our outstanding derivative instrument contracts for the third quarter of 2016 were comprised of the following:

Third Quarter
(In thousands)	2016
Diesel fuel collars (in gallons)	5,425

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	October 29, 2016	January 30, 2016
Diesel fuel collars	Other current assets	$144	$78
	Other assets	283	794
	Accrued operating expenses	(1,602)	(2,799)
	Other liabilities	(646)	(2,738)
Total derivative instruments		$(1,821)	$(4,665)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		Third Quarter		Year-to-Date
Derivative Instrument	Statements of Operations Location	2016	2015	2016	2015
Diesel fuel collars
Realized	Other income (expense)	$(483)	$(163)	$(1,845)	$(163)
Unrealized	Other income (expense)	1,180	(510)	2,844	(2,224)
Total derivative instruments		$697	$(673)	$999	$(2,387)

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

The following are the results from the third quarter of 2016 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2015:

•	Net sales decreased $11.0 million, or 1.0%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, were flat.

•	Gross margin dollars increased $2.0 million, and gross margin rate increased 60 basis points to 40.0% from 39.4% of sales.

•	Selling and administrative expenses decreased $2.2 million. As a percentage of net sales, selling and administrative expenses increased 20 basis points to 37.1% of net sales.

•	Operating profit rate increased 40 basis points to 0.2%.

•	Diluted earnings per share from continuing operations increased to $0.03 per share from a loss of $(0.03) per share.

•	Inventory decreased by 1.1%, or $11.0 million, to $1,036.3 million from the third quarter of 2015.

•
We declared and paid a quarterly cash dividend in the amount of $0.21 per common share in the third quarter of 2016 compared to a quarterly cash dividend of $0.19 per common share paid in the third quarter of 2015.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2016 and the year-to-date 2015:

	2016	2015
Stores open at the beginning of the fiscal year	1,449	1,460
Stores opened during the period	6	9
Stores closed during the period	(13)	(6)
Stores open at the end of the period	1,442	1,463

We expect to open 9 stores during 2016, which is a reduction from our original expectation of 15 store openings. We anticipate closing approximately 26 stores during 2016, which will result in approximately 17 net closings which is slightly more than our original expectation.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.0	60.6	60.1	60.6
Gross margin	40.0	39.4	39.9	39.4
Selling and administrative expenses	37.1	36.9	34.6	34.6
Depreciation expense	2.7	2.7	2.5	2.6
Operating profit (loss)	0.2	(0.2)	2.9	2.2
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Other income (expense)	0.1	(0.1)	0.0	(0.1)
Income (loss) from continuing operations before income taxes	0.1	(0.4)	2.8	2.1
Income tax expense (benefit)	(0.0)	(0.2)	1.0	0.8
Income (loss) from continuing operations	0.1	(0.2)	1.7	1.3
Income from discontinued operations	0.0	0.0	0.0	0.0
Net income (loss)	0.1%	(0.1)%	1.7%	1.3%

THIRD QUARTER OF 2016 COMPARED TO THIRD QUARTER OF 2015

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the third quarter of 2016 and the third quarter of 2015, and the change in net sales (in dollars and percentage) and the change in comparable store sales for stores open at least fifteen months plus the results of our e-commerce net sales (“comp” or “comps”) (in percentage) from the third quarter of 2016 compared to the third quarter of 2015 were as follows:

Third Quarter
($ in thousands)	2016		2015		Change		Comps
Furniture	$272,639	24.7%	$261,415	23.4%	$11,224	4.3%	5.0%
Consumables	227,164	20.5	229,364	20.5	(2,200)	(1.0)	0.2
Food	199,063	18.0	206,316	18.5	(7,253)	(3.5)	(2.5)
Soft Home	150,375	13.6	143,566	12.9	6,809	4.7	5.9
Hard Home	98,140	8.9	110,091	9.9	(11,951)	(10.9)	(9.8)
Seasonal	91,738	8.3	94,373	8.5	(2,635)	(2.8)	(1.9)
Electronics & Accessories	66,379	6.0	71,349	6.3	(4,970)	(7.0)	(6.9)
Net sales	$1,105,498	100.0%	$1,116,474	100.0%	$(10,976)	(1.0)%	0.0%

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

Net sales decreased $11.0 million, or 1.0%, to $1,105.5 million in the third quarter of 2016, compared to $1,116.5 million in the third quarter of 2015.  The decrease in net sales was principally due to a net decrease of 21 stores since the end of the third quarter of 2015, which decreased net sales by approximately $10.8 million. Our comps were flat in the third quarter of 2016 as compared to the third quarter of 2015. Soft Home experienced increases in net sales and comps which were primarily driven by continued broad-based improvement in our product assortment. The Furniture category experienced positive net sales and comps during the third quarter of 2016, primarily driven by strength in our mattress and upholstery departments, which were positively impacted by an expansion of allocated square footage in approximately 50% of our stores during the first quarter of 2016, the performance of our Easy Leasing lease-to-purchase program, and the introduction of a third party, private label credit card offering. The Consumable category experienced flat comps with positive performance in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program, partially offset by negative comps in our paper department, due to fewer closeout opportunities. The positive comps in Furniture and Soft Home were partially offset by a decrease in comps in the low single digits in our Seasonal and Food categories and, as expected, larger negative comps in Electronics & Accessories and Hard Home. The comp decrease in Seasonal was primarily the result of lower levels of summer clearance merchandise and our strategic decision to narrow the assortment and reduce the allotted space to our toys department. Food experienced a decrease in net sales and comps due to merchandising execution and timing of closeout inventory purchases in the third quarter of 2016 compared to the third quarter of 2015. The negative comps in Electronics & Accessories were also a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category. Hard Home experienced negative comps as a result of a reduction in allocated square footage and the resulting narrowed assortment.

Gross Margin
Gross margin dollars increased by $2.0 million, or 0.5%, to $442.0 million for the third quarter of 2016, compared to $440.0 million for the third quarter of 2015. The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $6.3 million, partially offset by a decrease in net sales, which decreased gross margin dollars by $4.3 million. Gross margin as a percentage of net sales increased 60 basis points to 40.0% in the third quarter of 2016, compared to 39.4% in the third quarter of 2015. The gross margin rate increase was principally due to a higher initial mark-up in the third quarter of 2016 as compared to the third quarter of 2015. Our higher initial mark-up resulted from lower inbound freight costs as well as favorable merchandise costs.

Selling and Administrative Expenses
Selling and administrative expenses were $409.8 million for the third quarter of 2016, compared to $412.0 million for the third quarter of 2015. The decrease of $2.2 million, or 0.5%, was primarily driven by a reduction in distribution and outbound transportation costs of $2.7 million, a $1.3 million reduction in pension settlement and curtailment charges associated with our decision to terminate our pension plan, coupled with decreases in self-insurance costs of $1.8 million, accrued bonus expense of $1.5 million, and store related payroll of $1.1 million partially offset by an increase in share-based compensation of $5.0 million, and administrative costs to support our e-commerce platform of $2.2 million. The decrease in distribution and outbound transportation costs was driven by operational efficiencies generated at our distribution centers and favorable diesel fuel prices on our outbound transportation during the third quarter of 2016 as compared to the third quarter of 2015. The decrease in self-insurance costs was driven by a decreased occurrence of high cost claims within our health benefits program. The decrease in our accrued bonus expense was related to lower performance to our quarterly operating plans as compared to our performance in the third quarter of 2015. The decrease in store related payroll resulted from a net decrease of 21 stores since the third quarter of 2015. The increase in share-based compensation expense was driven by performance share units, which had not met the accounting requirements for expensing prior to the first quarter of 2016. The increase in administrative costs to support our e-commerce platform was attributable to the launch of our e-commerce platform near the end of the first quarter of 2016 and, thus, many of these costs were not incurred in the third quarter of 2015.

As a percentage of net sales, selling and administrative expenses increased 20 basis points to 37.1% for the third quarter of 2016 compared to 36.9% for the third quarter of 2015.

Depreciation Expense
Depreciation expense increased $0.1 million to $30.3 million in the third quarter of 2016, compared to $30.2 million for the third quarter of 2015. Depreciation expense as a percentage of sales was flat at 2.7% for both the third quarter of 2016 and the third quarter of 2015.

Interest Expense
Interest expense was $1.7 million in the third quarter of 2016, compared to $1.3 million in the third quarter of 2015. We had total average borrowings (including capital leases) of $325.9 million in the third quarter of 2016 compared to total average borrowings of $292.9 million in the third quarter of 2015. The increase in total average borrowings (including capital leases) was primarily due to an increase of $36.4 million to our average revolving debt balance under the 2011 Credit Agreement. The increase to our average revolving debt balance was primarily the result of the investments in our 2016 Repurchase Program exceeding our cash inflows from operations during the year-to-date 2016.

Other Income (Expense)
Other income (expense) was $0.7 million in the third quarter of 2016, compared to $(0.7) million in the third quarter of 2015. The change from 2015 to 2016 was driven by a change in pricing trends for diesel fuel. We recognized unrealized gains on our diesel fuel hedging contracts during the third quarter of 2016, as an increase in current and future projected diesel fuel prices positively impacted the valuation on our hedges. In the third quarter of 2015, we recognized unrealized losses due to a decrease in fuel prices, which negatively impacted the valuation of our hedges.

Income Taxes
The effective income tax benefit rate for the third quarter of 2016 and the third quarter of 2015 for income from continuing operations was 38.7% and 58.5%, respectively.  The decrease in the effective income tax benefit rate was primarily driven by the fact that there was non-discrete income tax expense in the third quarter of 2016 as we experienced a pretax income as compared to a non-discrete income tax benefit in the third quarter of 2015 as we experienced a pretax loss.  The non-discrete income tax rate was slightly lower as increased hiring based tax credits exceeded the impact of estimated nondeductible expenses for 2016.  Our net discrete income tax items were comparable as benefits recognized due to the lapse of the statute of limitations and the favorable cumulative effect of the non-discrete rate update offset the decrease in local tax settlements.

YEAR-TO-DATE 2016 COMPARED TO YEAR-TO-DATE 2015

Continuing Operations

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2016 and the year-to-date 2015, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2016 compared to the year-to-date 2015 were as follows:

Year-to-Date
($ in thousands)	2016		2015		Change		Comps
Furniture	$878,972	24.3%	$834,060	23.1%	$44,912	5.4%	5.9%
Consumables	680,649	18.8	686,491	19.0	(5,842)	(0.9)	0.0
Food	590,742	16.3	602,338	16.7	(11,596)	(1.9)	(1.1)
Seasonal	523,692	14.5	517,524	14.3	6,168	1.2	1.8
Soft Home	446,779	12.3	424,952	11.8	21,827	5.1	6.0
Hard Home	299,348	8.3	325,405	9.0	(26,057)	(8.0)	(7.2)
Electronics & Accessories	201,046	5.5	215,845	6.1	(14,799)	(6.9)	(6.0)
Net sales	$3,621,228	100.0%	$3,606,615	100.0%	$14,613	0.4%	1.2%

Net sales increased $14.6 million, or 0.4%, to $3,621.2 million in the year-to-date 2016, compared to $3,606.6 million in the year-to-date 2015.  The increase in net sales was principally due to a 1.2% increase in comps, which increased net sales by $41.6 million, partially offset by the net decrease of 21 stores since the end of the third quarter of 2015, which decreased net sales by $27.0 million. The Furniture category experienced positive net sales and comps during the year-to-date 2016, primarily driven by strength in our mattress, case goods, and upholstery departments, which were positively impacted by an expansion of allocated square footage in approximately 50% of our stores during the first quarter of 2016, the performance of our Easy Leasing lease-to-purchase program, and the introduction of a third party, private label credit card offering. Soft Home experienced increases in net sales and comps which were primarily driven by continued broad-based improvement in the product assortment, quality and perceived value by our customers

The positive net sales and comps in our Seasonal category were primarily the result of an improved assortment in our lawn & garden and summer departments and a favorable weather pattern in the first quarter of 2016 as compared to the first quarter of 2015, which experienced an extended winter. Partially offsetting Seasonal’s growth in our lawn & garden and summer departments was a reduction in the square footage allocated to the toys department. The Consumable category experienced flat comps, yet negative net sales, driven by positive comps in our pet department where we introduced an exclusive label offering in 2015 that has continued to grow, partially offset by negative comps in the paper department driven by fewer closeout opportunities. The net sales and total comp increases in Furniture, Soft Home, and Seasonal were partially offset by slightly negative net sales and comps in Food and negative net sales and comps in our Hard Home and Electronics & Accessories categories. The Food category experienced a slight decrease in net sales and comps due to merchandising execution, such as product mix discrepancies, and the timing of closeout inventory purchases. The negative net sales and comps in Electronics & Accessories were a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category. Hard Home experienced negative net sales and comps as a result of an intentionally narrowed assortment, primarily from a reduction in allocated space during the first quarter of 2016.

For the fourth quarter of 2016, we expect comparable store sales in the range of flat to a 2% increase.

Gross Margin
Gross margin dollars increased $26.1 million, or 1.8%, to $1,446.1 million for the year-to-date 2016, compared to $1,420.0 million for the year-to-date 2015.  The increase in gross margin dollars was principally due to an increase in gross margin rate, which increased gross margin dollars by approximately $20.4 million, coupled with an increase in net sales of $14.6 million, which benefited gross margin dollars by approximately $5.7 million. Gross margin as a percentage of net sales increased 50 basis points to 39.9% in the year-to-date 2016, compared to 39.4% in the year-to-date 2015.  The gross margin rate increase was principally due to the impact of a higher initial mark-up. Our higher initial mark-up was a product of lower inbound freight costs as well as favorable merchandise costs.

We expect our gross margin rate will be higher in the fourth quarter of 2016 in comparison to the fourth quarter of 2015.

Selling and Administrative Expenses
Selling and administrative expenses were $1,251.9 million for the year-to-date 2016, compared to $1,246.5 million for the year-to-date 2015. The increase of $5.4 million, or 0.4%, was primarily driven by an increase in share-based compensation of $14.8 million, accruals for legal settlements of $5.3 million, administrative costs to support our e-commerce platform of $7.2 million, partially offset by decreases in distribution and outbound transportation costs of $9.0 million, self-insurance costs of $3.3 million, store related payroll of $2.8 million, and the absence of a $4.5 million loss contingency associated with a merchandise-related legal matter, which occurred during the second quarter of 2015. The increase in share-based compensation expense was driven by performance share units, which had not met the accounting requirements for expensing prior to the first quarter of 2016. The decrease in distribution and outbound transportation costs was driven by operational efficiencies generated at our distribution centers and through our outbound transportation initiatives during the year-to-date 2016 as compared to the year-to-date 2015. During the year-to-date 2016, we incurred $5.0 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. The increase in administrative costs to support our e-commerce platform was attributable to the launch of our e-commerce platform during the first quarter of 2016 and, as a result, many of these costs were not incurred in the year-to-date 2015. The decrease in self-insurance costs was due to a decrease in the occurrence of high cost claims within our general liability program. The decrease in store-related payroll was driven by a net decrease of 21 stores compared to the end of the third quarter of 2016.

As a percentage of net sales, selling and administrative expenses were flat at 34.6% for both the year-to-date 2016 and the year-to-date 2015.

During the fourth quarter of 2016, we anticipate that our selling and administrative expenses as a percentage of net sales will increase slightly compared to the fourth quarter of 2015. This anticipated increase is a result of share-based compensation expense from PSUs and the administrative costs to support our recently launched e-commerce platform.

Depreciation Expense
Depreciation expense decreased $1.6 million to $90.8 million in the year-to-date 2016, compared to $92.4 million for the year-to-date 2015. The decrease was driven by the reduction in new store spending in 2014 and 2015 as compared to 2010 and 2011, as the initial store construction costs on those stores are completing the depreciation cycle. This decrease was partially offset by the depreciation of our e-commerce platform, which was placed into service in the first quarter of 2016. Depreciation expense as a percentage of sales decreased by 10 basis points compared to the year-to-date 2015.

We expect that our depreciation expense in the fourth quarter of 2016 will be approximately flat in comparison to the fourth quarter of 2015. Total capital expenditures are forecasted to be approximately $100 million.

Interest Expense
Interest expense was $3.8 million in the year-to-date 2016, compared to $2.7 million in the year-to-date 2015.  The increase was driven by higher average borrowings under the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $235.2 million in the year-to-date 2016 compared to total average borrowings of $171.4 million in the year-to-date 2015. The increase in total average borrowings (including capital leases) was primarily due to an increase of $64.7 million to our average revolving debt balance under the 2011 Credit Agreement. The increase to our average revolving debt balance was primarily the result of the investments in our 2016 Repurchase Program exceeding our cash inflows from operations during the year-to-date 2016.

Other Income (Expense)
Other income (expense) was $1.0 million in the year-to-date 2016, compared to $(2.4) million in the year-to-date 2015. We recognized unrealized gains on our diesel fuel hedging contracts during the year-to-date 2016, primarily the third quarter of 2016, as an increase in current and future projected diesel fuel prices positively impacted the valuation on our hedges. In the year-to-date 2015, principally the second quarter of 2015, we recognized unrealized losses due to a decrease in fuel prices, which negatively impacted the valuation of our hedges.

Income Taxes
The effective income tax rate for the year-to-date 2016 and the year-to-date 2015 for income from continuing operations was 37.7% and 36.3%, respectively. The higher effective income tax rate was principally driven by a net decrease in hiring tax credits (principally federal tax credits related to the immediate prior wage year) that are received in the current year as a substantial amount of these credits accelerated into 2015, a net decrease in settlements and lapses of the statute of limitations, as well as an estimated increase in the amount of nondeductible expenses.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020. Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes. The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating. The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At October 29, 2016, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At October 29, 2016, we had $362.9 million in outstanding borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $329.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $7.7 million.

In March 2016, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding common shares. During the year-to-date 2016, we exhausted the 2016 Repurchase Program by purchasing approximately 5.6 million common shares at an average price of $44.72 per share.

In the year-to-date 2016, we have declared and paid three quarterly cash dividends of $0.21 per common share for a total paid amount of approximately $29.2 million.

In December 2016, our Board of Directors declared a quarterly cash dividend of $0.21 per common share payable on
December 30, 2016 to shareholders of record as of the close of business on December 16, 2016.

The following table compares the primary components of our cash flows from the year-to-date 2016 compared to the year-to-date 2015:

(in thousands)	2016	2015	Change
Net cash provided by operating activities	$43,536	$52,318	$(8,782)
Net cash used in investing activities	(71,842)	(98,298)	26,456
Net cash provided by financing activities	$33,905	$55,260	$(21,355)

Cash provided by operating activities decreased by $8.8 million to $43.5 million in the year-to-date 2016 compared to $52.3 million of cash provided by operating activities in the year-to-date 2015. The decrease was primarily attributable to an increase in our income tax payments, which decreased our cash provided by operating activities by $31.6 million in the year-to-date 2016 compared to the year-to-date 2015. The increase in income tax payments was principally driven by our increase in pretax income in the year-to-date 2016 compared to the year-to-date 2015 and extension payments for 2015 made in 2016. There were substantially less income tax payments in year-to-date 2015 for 2014 extensions due to the large taxable loss associated with the wind down of our former Canadian operations. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $14.4 million, which was primarily driven by the increase in comparable store sales and an improved operating profit rate in the year-to-date 2016.

Cash used in investing activities decreased by $26.5 million to $71.8 million in the year-to-date 2016 compared to $98.3 million in the year-to-date 2015.  The decrease was primarily driven by a $38.9 million decrease in capital expenditures to $72.1 million in the year-to-date 2016 compared to $111.0 million in the year-to-date 2015. The decrease in capital expenditures was driven by fewer capital projects in 2016 as compared to 2015, which included an upgrade in our POS systems and substantial investment in our e-commerce platform. The decrease in capital expenditures was partially offset by a decrease in cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015, while no similar transaction has occurred in 2016.

Cash provided by financing activities decreased by $21.4 million to $33.9 million in the year-to-date 2016 compared to $55.3 million in the year-to-date 2015. The primary driver of this decrease was a $52.4 million increase in payments for treasury shares acquired to $254.3 million in the year-to-date 2016 from $201.8 million in the year-to-date 2015, partially offset by an increase of $27.8 million in net borrowings under our bank credit facility to $300.6 million in the year-to-date 2016 compared to $272.8 million in the year-to-date 2015.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $195 million for 2016, which is a decrease of $15 million from previous expectations. The decrease is the result of our expectation that we will complete the termination of our pension plans, including distribution of assets, in the fourth quarter of 2016, as compared to completing the distribution of assets in the first quarter of 2017.

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

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At October 29, 2016, we had outstanding derivative instruments, in the form of collars, covering 5,425,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2016	1,000	1,000	$(475)
2017	3,225	3,225	(1,158)
2018	1,200	1,200	(188)
Total	5,425	5,425	$(1,821)

Additionally, at October 29, 2016, a 1% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $0.1 million.

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

Item 1A. Risk Factors

During the third quarter of 2016, there were no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2016 - August 27, 2016	—	$54.06	—	$—
August 28, 2016 - September 24, 2016	3	51.10	—	—
September 25, 2016 - October 29, 2016	—	44.81	—	—
Total	3	$51.02	—	$—

(1)
In August, September, and October 2016, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 426, 2,633, and 239 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

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

Dated: December 7, 2016

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)