Form 10-K
period 2017-01-28
BIG LOTS INC
filed 2017-03-28
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017
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
Yes ☐     No☑

The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,331,138,387 on July 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).

The number of the registrant’s common shares, $0.01 par value, outstanding as of March 24, 2017, was 44,786,322.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is a unique, non-traditional, discount retailer operating in the United States (“U.S.”) (see the discussion below under the caption “Merchandise”). At January 28, 2017, we operated a total of 1,432 stores. Our goal is to exceed our core customer’s expectations by providing her with great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts. You can locate us on the Internet at www.biglots.com. The contents of our websites are not part of this report.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years being comprised of 52 weeks and some fiscal years being comprised of 53 weeks. Unless otherwise stated, references to years in this Form 10-K relate to fiscal years rather than to calendar years. The following table provides a summary of our fiscal year calendar and the associated number of weeks in each fiscal year:

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2017	53	January 29, 2017	February 3, 2018
2016	52	January 31, 2016	January 28, 2017
2015	52	February 1, 2015	January 30, 2016
2014	52	February 2, 2014	January 31, 2015
2013	52	February 3, 2013	February 1, 2014
2012	53	January 29, 2012	February 2, 2013

We manage our business on the basis of one segment: discount retailing. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Furniture, Seasonal, Soft Home, Food, Consumables, Hard Home, and Electronics, Toys, & Accessories. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, and other holiday departments. The Soft Home category includes our home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, home organization, and area rugs departments. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health and beauty, plastics, paper, chemical, and pet departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Electronics, Toys, & Accessories category includes our electronics, jewelry, hosiery, toys, and infant accessories departments. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. Specifically, see note 15 to the accompanying consolidated financial statements for our net sales results by merchandise category for 2016, 2015, and 2014.

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

Merchandise

Our business historically focused on selling value-based merchandise sourced through closeout channels, which can result in inconsistent offerings to our customers. In 2014, we implemented a merchandising strategy to improve the consistency of the value-based merchandise available in our stores by reducing our reliance on sourcing closeout offerings in certain merchandise categories. This strategy introduced a new merchandise purchasing discipline that uses a ratings process to measure quality, brand, fashion, and value. This discipline requires us to focus our decision-making activities on our customers’ expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe that enhancing our focus on our customers’ expectations improves both our ability to provide a desirable assortment of offerings in our merchandise categories and our inventory turnover. For net sales and comparable store sales by merchandise category, see the discussion below under the captions “2016 Compared To 2015” and “2015 Compared To 2014” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2016	2015	2014	2013	2012
Stores open at the beginning of the year	1,449	1,460	1,493	1,495	1,451
Stores opened during the year	9	9	24	55	87
Stores closed during the year	(26)	(20)	(57)	(57)	(43)
Stores open at the end of the year	1,432	1,449	1,460	1,493	1,495

For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

In addition, in 2011, we acquired 89 stores in Canada as a result of our acquisition of Liquidation World Inc. (subsequently renamed Big Lots Canada, Inc.) which are not included in the above table. During the first quarter of 2014, we wound down and discontinued the operations of Big Lots Canada, Inc. and closed all of our stores in Canada (which are not included in the above table).

The following table details our U.S. stores by state at January 28, 2017:

Alabama	29	Maine	6	Ohio	96
Arizona	38	Maryland	26	Oklahoma	18
Arkansas	11	Massachusetts	21	Oregon	15
California	155	Michigan	45	Pennsylvania	69
Colorado	18	Minnesota	7	Rhode Island	1
Connecticut	13	Mississippi	14	South Carolina	33
Delaware	5	Missouri	25	Tennessee	47
Florida	103	Montana	3	Texas	114
Georgia	53	Nebraska	3	Utah	9
Idaho	6	Nevada	13	Vermont	4
Illinois	34	New Hampshire	7	Virginia	39
Indiana	44	New Jersey	27	Washington	26
Iowa	3	New Mexico	12	West Virginia	17
Kansas	8	New York	63	Wisconsin	11
Kentucky	40	North Carolina	74	Wyoming	2
Louisiana	23	North Dakota	1	District of Columbia	1
				Total stores	1,432
				Number of states	47

Of our 1,432 stores, 33% operate in four states: California, Texas, Ohio, and Florida, and net sales from stores in these states represented 35% of our 2016 net sales. We have a concentration in these states based on their size, population, and customer base.

Associates

At January 28, 2017, we had approximately 35,100 active associates comprised of 11,200 full-time and 23,900 part‑time associates. Approximately 68% of the associates employed throughout the year are employed on a part-time basis. Temporary associates hired for the holiday selling season increased the number of associates to a peak of approximately 38,500 in 2016. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors. In 2016, we launched our e-commerce platform, which faces additional challenges from a wider range of retailers in a highly competitive market.

Purchasing

The goal of our merchandising strategy is to provide great savings to our customers by consistently offering value-based merchandise in our stores. We believe that we have made significant progress over the past three years towards achieving this goal by reducing our reliance on sourcing closeout offerings and expanding our planned purchases in certain merchandise categories. In particular, we have expanded our planned purchases in our Food, Soft Home, and Furniture merchandise categories to provide a merchandise assortment that our customers expect us to consistently offer in our stores at a significant value savings. In connection with the implementation of our merchandising strategy, we have expanded the role of our global sourcing department, and assessed our overseas vendor relationships. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality, fashion, and value. During 2016, we purchased approximately 23% of our merchandise directly from overseas vendors, including approximately 20% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Although reduced in certain merchandise categories, the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors, typically at prices below those paid by traditional discount retailers, continues to represent an important competitive advantage for our Food and Consumables categories. We believe that our strong vendor relationships and our strong credit profile support this sourcing model. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices in these categories.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. We selected the locations of our distribution centers to minimize transportation costs and the distance from distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover rate. During 2015, we announced our intention to open a new distribution center in California and relocate our existing California distribution operations to this facility. This transition is anticipated to occur sometime in 2019.

In addition to our regional distribution centers that handle store merchandise, we operate two warehouses within our Ohio distribution center. One warehouse distributes fixtures and supplies to our stores and our five regional distribution centers and the other warehouse serves as a fulfillment center for our e-commerce operations.

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

In all markets served by our stores, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2016, we distributed multi-page circulars representing 29 weeks of advertising coverage, which resulted in a two week decrease from 2015. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. Our customer database, which we refer to as the Buzz Club®, is an important marketing tool that allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In addition to the Buzz Club®, we operate the Buzz Club Rewards® program, which allows us to send specialized promotions to targeted customer groups with the intention of reinforcing and expanding their desire to shop at our stores.

Another element of our marketing approach focuses on brand management by communicating our message directly to our core customer through social and digital media outlets, including Facebook®, Instagram®, Twitter®, Pinterest®, and YouTube®. Our marketing program also employs a traditional television campaign, which combines strategic branding and promotional elements used in most of our other marketing media. Our highly-targeted media placement strategy uses national cable as the foundation of our television advertising. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Total advertising expense as a percentage of total net sales was 1.8%, 1.8%, and 1.9% in 2016, 2015, and 2014, respectively.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our sales and profitability, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter, which includes the Christmas holiday selling season. In addition, our quarterly net sales and operating profits can be affected by the timing of new store openings and store closings, advertising, and certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses as a percentage of sales in our third fiscal quarter in anticipation of increased sales activity during our fourth fiscal quarter. Performance during our fourth fiscal quarter typically reflects a leveraging effect which has a favorable impact on our operating results because net sales are higher and certain of our costs, such as rent and depreciation, are fixed and do not vary as sales levels escalate. If our sales performance is significantly better or worse during the Christmas holiday selling season, we would expect a more pronounced impact on our annual financial results than if our sales performance is significantly better or worse in a different season.

The following table sets forth the seasonality of net sales and operating profit for 2016, 2015, and 2014 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2016
Net sales as a percentage of full year	25.2%	23.1%	21.3%	30.4%
Operating profit as a percentage of full year	25.2	15.7	0.8	58.3
Fiscal Year 2015
Net sales as a percentage of full year	24.7%	23.3%	21.5%	30.5%
Operating profit as a percentage of full year	22.3	12.9	(0.9)	65.7
Fiscal Year 2014
Net sales as a percentage of full year	24.7%	23.1%	21.4%	30.8%
Operating profit as a percentage of full year	21.0	12.4	(1.7)	68.3

The seasonality of our net sales and related merchandise inventory requirements influences the availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter, and temporarily funding our share repurchase plans. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter which allows us to substantially repay our seasonal borrowings and fund our share repurchase programs. In 2016, our total indebtedness (outstanding borrowings and letters of credit) peaked in November 2016 at approximately $398 million under our $700 million unsecured credit facility entered into in July 2011, and most recently amended in May 2015 (“2011 Credit Agreement”). The 2011 Credit Agreement expires in May 2020. At January 28, 2017, our total indebtedness under the 2011 Credit Agreement was $109.4 million, which included $106.4 million in borrowings and $3.0 million in outstanding letters of credit. We expect that borrowings will vary throughout 2017 depending on various factors, including our seasonal need to acquire merchandise inventory prior to the peak selling season, the timing and amount of sales to our customers, and the timing of share repurchase or dividend payment activity. For a discussion of our sources and uses of funds, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our filings with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at http://www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

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

Our disclosure and analysis in this Form 10-K and in our 2016 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. During 2013 and early 2014, our senior leadership team developed the core principles of our current strategic plan. During 2014 through 2016, we have been executing our strategic plan. During 2016, we began to reevaluate and adapt our strategic plan to adjust to a changing marketplace. Our ability to execute the business activities associated with our operating and strategic plans and effectively adapt our plans to the changing marketplace, could impact our ability to meet our operating performance targets. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail industry, which includes both traditional brick and mortar stores and online marketplaces, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Some of our competitors have greater financial, broader distribution (e.g., more stores and/or a more established online presence), marketing, and other resources than us. It is possible that increased competition, significant discounting, or improved performance by our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations.

If we are unable to compete effectively in today’s omnichannel retail marketplace, our business and results of operations may be materially adversely affected.

With the saturation of mobile computing devices, competition from other retailers in the online retail marketplace is very high, and growing. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. In 2016, we expanded our operations to include an e-commerce platform to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

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

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2016, we purchased approximately 23% of our products directly from overseas vendors, including 20% from vendors located in China, and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the U.S. against foreign practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

The U.S. federal government is analyzing comprehensive tax reform options that could negatively impact companies that directly or indirectly import goods. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

Disruption to our distribution network, the capacity of our distribution centers, and our timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers (e.g., trans-Pacific freight carrier bankruptcies) and/or labor strikes, disruptions or shortages in the transportation industry could negatively affect our distribution network, our timely receipt of merchandise and transportation costs. In addition, long-term disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network.

Changes by vendors related to the management of their inventories may reduce the quantity and quality of brand-name closeout merchandise available to us or may increase our cost to acquire brand-name closeout merchandise, either of which may materially adversely affect our revenues and gross margin.

We have very little control over the supply, design, function, availability, or cost of much of the closeout merchandise that we source for sale in our stores. Our ability to meet or exceed our operating performance targets depends upon the sufficient availability of closeout merchandise, in certain merchandise categories, that we can acquire and offer at prices that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of closeout merchandise available to us could be materially reduced. Shortages or disruptions in the availability of closeout merchandise of a quality acceptable to our customers and us would likely have a material adverse effect on our sales and gross margin in the effected merchandise categories and may result in customer dissatisfaction.

If we are unable to secure customer, employee, vendor and company data, our systems could be compromised, our reputation could be damaged, and we could be subject to penalties or lawsuits.

In the normal course of business, we process and collect relevant data about our customers, employees and vendors. During 2016, our normal activities expanded to include conducting sales transactions through an online channel. The protection of our customer, employee, vendor and company data is critical to us.  We have implemented procedures, processes and technologies designed to safeguard our customers’ debit and credit card information and other private data, our employees’ and vendors’ private data, and our records and intellectual property.  We also utilize third-party service providers in connection with certain technology related activities, including credit card processing, website hosting, data encryption and software support.  We require these providers to take appropriate measures to secure such data and information and assess their ability to do so.

Despite our procedures, technologies and other information security measures, we cannot be certain that our information technology systems or the information technology systems of our third-party service providers are or will be able to prevent, contain or detect all cyberattacks, cyberterrorism, or security breaches. As evidenced by other retailers who have suffered serious security breaches, we may be vulnerable to data security breaches and data loss, including cyberattacks. A material breach of our security measures or our third-party service providers’ security measures, the misuse of our customer, employee, vendor and company data or information or our failure to comply with applicable privacy and information security laws and regulations could result in the exposure of sensitive data or information, attract a substantial amount of negative media attention, damage our customer or employee relationships and our reputation and brand, distract the attention of management from their other responsibilities, subject us to government enforcement actions, private litigation, penalties and costly response measures, and result in lost sales and a reduction in the market value of our common shares.  While we have insurance, in the event we experience a material data or information security breach, our insurance may not be sufficient to cover the impact to our business, or insurance proceeds may not be paid timely.

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

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, tax reform, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. In particular, the economic conditions and weather patterns of four states (Ohio, Texas, California, and Florida) are important as approximately 33% of our current stores operate and 35% of our 2016 net sales occurred in these states.

Changes in federal or state legislation and regulations, including the effects of legislation and regulations on product safety and hazardous materials, could increase our cost of doing business and adversely affect our operating performance.

We are exposed to the risk that new federal or state legislation, including new product safety and hazardous material laws and regulations, may negatively impact our operations and adversely affect our operating performance. Changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise, as well as fines or penalties and reputational damage. If our merchandise and food products do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk.

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

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

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

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of services of these individuals could have a material adverse impact on our business. Competition for key personnel in the retail industry is intense, and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

If we are unable to retain existing and secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores, and a significant number of these leases expire or are up for renewal each year, as noted below in “Item 2. Properties” and in MD&A in this Form 10-K. Our strategy to improve our financial performance includes sales growth while managing the occupancy cost of each of our stores. The primary component of our sales growth strategy revolves around increasing our comparable store sales, which will require renewing many leases each year. Additional components of our sales growth strategy are to relocate certain stores to a new location within an existing market and to open new store locations, either as an expansion in an existing market or as an entrance into a new market. If the commercial real estate market does not allow us to negotiate favorable lease renewals and new store leases, our financial position, results of operations, and liquidity may be negatively affected.

Our inability to comply with the terms of the 2011 Credit Agreement may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

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

We also may be subject to a number of other factors which may, individually or in the aggregate, materially adversely affect our business. These factors include, but are not limited to:

•	Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used by utilities to generate power, may affect our gross profit and operating profit margins;

•
Changes in governmental laws and regulations, including matters related to taxation. In particular, income tax reform in which the marginal tax rates are significantly reduced or future deductibility is disallowed could adversely impact the value of our net deferred tax assets. Additionally, the deductibility of interest expense could be impacted;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 31,100 square feet, of which an average of 22,000 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Real Estate” in MD&A in this Form 10-K.

The average cost to open a new store in a leased facility during 2016 was approximately $1.4 million, including the cost of inventory. All of our stores are leased, except for the 54 stores we own in the following states:

State	Stores Owned
Arizona	2
California	38
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	54

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to ten years with multiple five-year renewal options. Fifty-eight store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes stores with more than one lease and leases for stores not yet open and excludes 17 month-to-month leases and 54 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2017	241	57
2018	267	48
2019	241	11
2020	235	12
2021	259	8
Thereafter	128	15

Warehouse and Distribution

At January 28, 2017, we owned approximately 9.0 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically located across the United States. The regional distribution centers utilize warehouse management technology, which we believe enables high accuracy and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.6 million merchandise cartons per week in 2016. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. In 2016, we launched our e-commerce platform, which is operated out of our Columbus warehouse.

Distribution centers and warehouse space, and the corresponding square footage of the facilities, by location at January 28, 2017, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Rancho Cucamonga, CA	1984	1,423	262
Columbus, OH	1989	3,559	326
Montgomery, AL	1996	1,411	302
Tremont, PA	2000	1,295	333
Durant, OK	2004	1,297	209
Total		8,985	1,432

Corporate Office

We own the facility in Columbus, Ohio that serves as our general office for corporate associates. During 2016, we entered into an agreement to lease a new facility for our general offices, which is also in Columbus, Ohio. We anticipate moving to this new facility in the first half of 2018.

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

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at March 28, 2017 were as follows:

Name	Age	Offices Held	Officer Since
David J. Campisi	61	Chief Executive Officer and President	2013
Lisa M. Bachmann	55	Executive Vice President, Chief Merchandising and Operating Officer	2002
Timothy A. Johnson	49	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	2004
Michael A. Schlonsky	50	Executive Vice President, Human Resources and Store Operations	2000
Ronald A. Robins, Jr.	53	Senior Vice President, General Counsel and Corporate Secretary	2015

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

Lisa M. Bachmann is responsible for merchandising and global sourcing, information technology, merchandise presentation, and merchandise planning and allocation. Ms. Bachmann was promoted to Executive Vice President, Chief Merchandising and Operating Officer in August 2015, at which time she assumed responsibility for merchandising and global sourcing. Prior to that, Ms. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012 and Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010. Ms. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, asset protection and distribution and transportation services. Mr. Johnson was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer in August 2015, at which time he assumed responsibility for distribution and transportation services. Prior to that Mr. Johnson was promoted to Executive Vice President, Chief Financial Officer in March 2014. Mr. Johnson assumed responsibility for real estate in June 2013 and asset protection in November 2013. Mr. Johnson was promoted to Senior Vice President, Chief Financial Officer in August 2012, at which time he assumed responsibility for treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011. He joined us in August 2000 as Director of Strategic Planning.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$47.95	$35.86	$51.11	$44.45
Second Quarter	53.95	41.61	48.53	41.37
Third Quarter	56.30	42.40	50.15	39.77
Fourth Quarter	$56.54	$42.58	$48.14	$33.78

In June 2014, we announced that our Board of Directors commenced a cash dividend program. Since the commencement of the program, we have declared and paid eleven consecutive quarterly cash dividends. The following reflects our quarterly dividend payments for 2015 and 2016:

	2016	2015
First Quarter	$0.21	$0.19
Second Quarter	0.21	0.19
Third Quarter	0.21	0.19
Fourth Quarter	0.21	0.19
Total	$0.84	$0.76

In the first quarter of 2017, our Board of Directors declared a dividend payable on March 31, 2017 to shareholders of record on March 17, 2017 and increased the amount of the dividend from $0.21 to $0.25 per share. Although it is the present intention of our Board of Directors to continue to pay a quarterly cash dividend in the future, the determination to pay future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

After making investments in the business and paying declared dividends, we have utilized our excess cash for share repurchase programs. Any future decisions on the uses of excess cash will be determined by our Board of Directors taking into account business conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting cash, and other factors.

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2016:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2016 - November 26, 2016	—	$50.65	—	$—
November 27, 2016 - December 24, 2016	—	51.72	—	—
December 25, 2016 - January 28, 2017	—	50.46	—	—
Total	—	$51.13	—	$—

(1)
In November 2016, December 2016, and January 2017, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 45, 143, and 94 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

On February 28, 2017, our Board of Directors authorized a program for the repurchase of up to $150.0 million of our common shares (“2017 Repurchase Program”). The 2017 Repurchase Program has no scheduled termination date.

At the close of trading on the NYSE on March 24, 2017, there were approximately 658 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 28, 2017, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017. The graph and table assume that $100 was invested on January 28, 2012, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2012	2013	2014	2015	2016	2017
Big Lots, Inc.	$100.00	$80.85	$66.98	$116.12	$99.75	$127.31
S&P 500 Index	100.00	117.60	141.66	161.82	160.74	194.28
S&P 500 Retailing Index	$100.00	$127.09	$159.31	$191.32	$223.45	$264.90

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2016 (a)	2015 (a)	2014 (a)	2013 (a)	2012 (b)
Net sales	$5,200,439	$5,190,582	$5,177,078	$5,124,755	$5,212,318
Cost of sales (exclusive of depreciation expense shown separately below)	3,101,020	3,123,396	3,133,124	3,117,386	3,157,632
Gross margin	2,099,419	2,067,186	2,043,954	2,007,369	2,054,686
Selling and administrative expenses	1,731,006	1,708,717	1,699,764	1,664,031	1,639,770
Depreciation expense	120,440	122,737	119,702	113,228	103,146
Operating profit	247,973	235,732	224,488	230,110	311,770
Interest expense	(5,091)	(3,683)	(2,588)	(3,293)	(4,184)
Other income (expense)	1,359	(5,199)	—	(12)	2
Income from continuing operations before income taxes	244,241	226,850	221,900	226,805	307,588
Income tax expense	91,458	83,842	85,239	85,515	117,071
Income from continuing operations	152,783	143,008	136,661	141,290	190,517
Income (loss) from discontinued operations, net of tax	45	(135)	(22,385)	(15,995)	(13,396)
Net income	$152,828	$142,873	$114,276	$125,295	$177,121
Earnings per common share - basic:
Continuing operations	$3.37	$2.83	$2.49	$2.46	$3.18
Discontinued operations	—	—	(0.41)	(0.28)	(0.22)
	$3.37	$2.83	$2.08	$2.18	$2.96
Earnings per common share - diluted:
Continuing operations	$3.32	$2.81	$2.46	$2.44	$3.15
Discontinued operations	—	—	(0.40)	(0.28)	(0.22)
	$3.32	$2.80	$2.06	$2.16	$2.93
Weighted-average common shares outstanding:
Basic	45,316	50,517	54,935	57,415	59,852
Diluted	45,974	50,964	55,552	57,958	60,476
Cash dividends declared per common share	$0.84	$0.76	$0.51	$—	$—
Balance sheet data:
Total assets	$1,607,707	$1,640,370	$1,635,891	$1,739,599	$1,753,626
Working capital	315,784	315,984	411,446	483,833	423,300
Cash and cash equivalents	51,164	54,144	52,261	68,629	60,581
Long-term obligations under bank credit facility	106,400	62,300	62,100	77,000	171,200
Shareholders’ equity	$650,630	$720,470	$789,550	$901,427	$758,142
Cash flow data:
Cash provided by operating activities	$311,925	$342,352	$318,562	$198,334	$281,133
Cash used in investing activities	$(84,701)	$(113,193)	$(90,749)	$(97,495)	$(130,357)
Store data:
Total gross square footage	44,570	44,914	45,134	45,708	45,505
Total selling square footage	31,519	31,775	32,006	32,732	32,623
Stores open at end of the fiscal year	1,432	1,449	1,460	1,493	1,495

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2016, 2015, and 2014 were each comprised of 52 weeks. Fiscal year 2017 will be comprised of 53 weeks.

Operating Results Summary

The following are the results from 2016 that we believe are key indicators of our operating performance when compared to 2015.

•	Net sales increased $9.9 million, or 0.2%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $45.8 million, or 0.9%.

•	Gross margin dollars increased $32.2 million with a 60 basis point increase in gross margin rate to 40.4% of sales.

•	Selling and administrative expenses increased $22.3 million. As a percentage of net sales, selling and administrative expenses increased 40 basis points to 33.3% of net sales.

•	Operating profit rate increased 30 basis points to 4.8%.

•	Diluted earnings per share from continuing operations increased 18.2% to $3.32 per share, compared to $2.81 per share in 2015.

•	Our return on invested capital increased to 19.0% from 16.6%.

•	Inventory of $858.7 million represented an $8.7 million increase, or 1.0%, from 2015.

•
We acquired approximately 5.6 million of our outstanding common shares for $250.0 million, under our 2016 Repurchase Program (as defined below in “Capital Resources and Liquidity”), at a weighted average price of $44.72 per share.

•	We declared and paid four quarterly cash dividends in the amount of $0.21 per common share, for a total paid amount of approximately $38.5 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.6	60.2	60.5
Gross margin	40.4	39.8	39.5
Selling and administrative expenses	33.3	32.9	32.8
Depreciation expense	2.3	2.4	2.3
Operating profit	4.8	4.5	4.3
Interest expense	(0.1)	(0.1)	(0.0)
Other income (expense)	0.0	(0.1)	0.0
Income from continuing operations before income taxes	4.7	4.4	4.3
Income tax expense	1.8	1.6	1.6
Income from continuing operations	2.9	2.8	2.6
Loss from discontinued operations, net of tax	0.0	(0.0)	(0.4)
Net income	2.9%	2.8%	2.2%

See the discussion below under the captions “2016 Compared To 2015” and “2015 Compared To 2014” for additional details regarding the specific components of our operating results.

In 2016, our selling and administrative expenses include $27.8 million of costs associated with our pension plans, which have been frozen, terminated, and fully distributed, partially offset by a $3.8 million gain on the sale of a company-owned property in California.

In 2015, our selling and administrative expenses include both a $4.5 million charge associated with the settlement of a legal matter and $12.9 million of costs associated with our pension plans, which have been frozen, terminated, and fully distributed.

Operating Strategy

Mr. Campisi joined us in 2013 as our Chief Executive Officer and President. Under Mr. Campisi’s leadership, we reevaluated the key components of our operating strategy, our leadership and organizational structure, and the businesses that we operated. After performing his review with the senior leadership team, we introduced our Edit to Amplify operating strategy (“Edit to Amplify”). Edit to Amplify applies to all aspects of our business, but particularly focuses on merchandising, marketing, and our customers’ shopping experience, which we believe represent the key drivers of our net sales. Edit to Amplify focuses our entire attention on our core customer, whom we refer to as Jennifer, and drives us to exceed Jennifer’s expectations by employing a customer-first mentality and delivering a product assortment that simultaneously meets her everyday needs and delivers exciting surprises intended to drive discretionary purchases. During 2016, our Edit to Amplify strategy began to narrow our focus on what we call “ownable or winnable” merchandise categories in which Jennifer looks to us to deliver. In 2017, we expect to continue to refine our operating strategy, and anticipate:

•	Earnings per diluted share from continuing operations to be $3.95 to $4.10.

•	Comparable store sales increase 1% to 2%.

•	Opening 20 new stores and closing 40 stores.

•	Cash flow (operating activities less investing activities) of approximately $180 to $190 million.

•	Cash returned to shareholders of approximately $195 million, through our quarterly dividend program and the 2017 Repurchase Program.

The “2016 Compared To 2015” section below provides additional discussion and analysis of our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results.

Merchandising

We intend to achieve our goal of exceeding our core customer’s expectations by offering a product assortment of value-priced merchandise that is meaningful to her and improving her shopping experience. Our Edit to Amplify strategy uses the two separate “Edit” and “Amplify” components to achieve our goal of exceeding our core customer’s expectations. The “Edit” component focuses on continuously evaluating our product mix and downsizing, or potentially eliminating, those departments within our merchandise categories and product offerings that we believe she does not prioritize or where we believe we do not maintain a competitive advantage. The “Amplify” component enhances the assortment of those merchandise categories and product offerings that we believe are important to our core customer’s shopping experience and in which we believe we have a competitive advantage. We internally define these “Amplify” merchandise categories as “ownable” or “winnable.” An “ownable” merchandise category is one where we believe Jennifer views us as a destination to shop for a tasteful assortment of products. A “winnable” merchandise category is one where we believe our value proposition differentiates us from the competition when Jennifer shops for these key product offerings. We believe these merchandise categories – Furniture, Seasonal, Soft Home, Food, and Consumables – align our business with how our core customer shops our stores. Additionally, we believe our Hard Home and Electronics, Toys, & Accessories merchandise categories provide convenient adjacencies to our “ownable” or “winnable” categories.

Our merchandise categories place differing emphasis on essential items (needs) and discretionary items (wants).

•
Our Furniture category primarily focuses on our core customer’s home furnishing needs, such as upholstery, mattresses, ready-to-assemble, and case goods. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, everyday value offerings, and our in-store availability. A significant majority of our offerings in this category consists of replenishable products sourced either from recognized brand-name manufacturers or sold under our own brands. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for our stores, which enables us to provide a high-quality product at a competitive price. Additionally, we believe our ability to carry in-stock inventory of our core furniture offerings that is available to take home at the end of our customer’s shopping experience positively differentiates us from our competition.

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

•
Our Soft Home and Hard Home categories address our core customer’s cooking and living essentials, such as tabletop, bedding, and bath, as well as their home-related discretionary items, such as small appliances, home fashion, and accents. We believe that our competitive advantage in the Soft Home and Hard Home categories is based on the quality, brand, fashion, and value of our merchandise offerings, with a particular focus on value and savings. In these categories, our merchandise mix is comprised of replenishable products or assortments we develop with our vendors. Our closeout penetration in these categories is significantly lower than in our Food and Consumables categories. Over the past few years, we have amplified our assortment in Soft Home by allocating more selling space to the category to support a wider range of fashion-based products that our core customer uses to decorate her home.

•
Our Seasonal and Electronics, Toys, & Accessories categories focus on our core customer’s discretionary purchases, such as patio furniture, summer outdoor décor, and Christmas trim. We generally work with vendors to develop product offerings for our stores based on our market evaluations, as closeouts are not always practicable from an availability or timing perspective. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. During the past few years, we have amplified our assortment of our Seasonal offerings, particularly patio furniture and summer outdoor décor, while we have “edited” our assortment of offerings in our Electronics, Toys, & Accessories categories in response to reduced customer demand for our selection.

Our merchandising management team is aligned with our merchandise categories. The primary goal of this team is to increase our total company comparable store sales (“comp” or “comps”). We focus our performance review of members within merchandise management on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on growing our “ownable” and/or “winnable” merchandise categories, and managing contraction in certain departments within those categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers and implement more tailored programs within each merchandise category, which we believe will lead to continued growth in our comps in the future.

Marketing

The top priority of all of our marketing activities is to increase our comps. Since the implementation of our Edit to Amplify strategy, we have shifted our marketing efforts to focus on strengthening our connection with our core customer through the forms of media that are integral in her daily life. We continue to increase our use of social and digital media outlets including conducting entire campaigns through these outlets (specifically on Facebook®, Instagram®, Pinterest®, Twitter®, and YouTube®) to drive increased brand awareness with our core customer and to attempt to speak to new potential customers. These outlets provide us with a channel to deliver our brand message directly to Jennifer, while also providing her with the opportunity to share direct feedback with us, which can enhance our understanding of what is most important to her and improve the shopping experience in our stores. During 2016, we began a comprehensive review of our brand identity to gain further insights into Jennifer's perception of our brand and how best to improve the overall effectiveness of our messaging efforts.

Given our customers’ proficiency with mobile devices and digital media, we focus on communicating with her through those channels. We believe most of our core customers are members of our Buzz Club Rewards® program. Our Buzz Club Rewards® members receive a variety of targeted email campaigns throughout the year that promote our most attractive and unique product offerings. We are continuously learning additional information about our rewards members, and we will continually refine our methodologies to effectively incentivize their behaviors.

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

Shopping Experience

Starting in 2015, a major focus of our business has been to increase our investment in our store teams through the roll-out of store operations initiatives designed to aid our store associates in delivering more consistent customer service experiences by focusing on catering to her needs, including:

•
Redefining roles and responsibilities of our store associates by delineating our team into two primary areas - customer service and replenishment - which narrows the responsibilities of, and provides greater focus to, our team members.

•	Implementing a new scheduling system focused on ensuring adequate staffing levels during Jennifer’s core shopping windows.

•	Standardizing our training program for our furniture sales managers to improve the consistency of the Furniture category shopping experience in our stores.

The analysis we conducted during our strategic planning process continues to identify our Furniture category as a competitive differentiator and, as a result, we continue to implement initiatives designed to positively impact our core customer's furniture shopping experience (in addition to standardizing our training program for our furniture sales managers), including:

•	Expanding the size of our Furniture departments in many stores to enable Jennifer to navigate our furniture department more freely.

•	Refining our product adjacencies to provide a more cohesive shopping experience with our complementary Soft Home and Hard Home product offerings.

•
Completing full chain roll outs of private label credit card and furniture coverage / warranty programs, which provide access to revolving credit, through a third party, for use on both larger ticket items and daily purchases and a method for obtaining multi-year warranty coverage for furniture purchases.

•	Promoting our Easy Leasing lease-to-own program, which provides a single use opportunity for access to third-party financing.

In addition to our efforts to improve the in-store shopping experience, we continue to focus on improving our e-commerce platform, which we launched in the spring of 2016. Our integrated e-commerce platform has offered a narrowed assortment of our in-store offerings. As we learn more about our core customer’s online shopping habits we will expand and refine our online offerings. We also expect that in 2017 our e-commerce platform will begin offering expanded fabric and color options on certain products in our Furniture category and certain outdoor furniture offerings in our Seasonal category.

Real Estate

We have determined that our average store size of approximately 22,000 selling square feet is currently appropriate for us to provide our core customers with a positive shopping experience and properly present a representative assortment of merchandise categories that our core customer finds meaningful. Accordingly, when we relocate or open new stores in the future, we intend to open stores of a similar size. Additionally, we have established more stringent merchandise presentation and store layout requirements for our new stores, which were established to ensure a more consistent shopping experience in each location. In late 2016, we engaged a third party specialist and began a study to analyze our store design and layout in relation to changing retail landscape and needs of our core customers. During 2017, we will begin to test certain design and layout revisions and adaptations and evaluate the customer feedback and operating results. Dependent on the outcome of this analysis, we may begin implementing elements of the proposed store design and layout suggestions in future years.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 241 store leases that will expire in 2017. During 2017, we anticipate opening 20 new stores and closing approximately 40 of our existing locations. The majority of these closings are to relocate stores to improved locations within the same local market, with the balance resulting from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market. For our remaining store locations with fiscal 2017 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment.

Discontinued Operations

During the first quarter of 2014, we ceased our Canadian operations by closing all of our stores in Canada. Accordingly, we reclassified the results of our Canadian operations to discontinued operations for all periods presented. In conjunction with the wind down of our Canadian operations in the first quarter of 2014, we recorded $23.0 million in contract termination costs, primarily associated with store operating leases, $2.2 million in severance costs associated with our store and corporate office operations in Canada, and $5.1 million in foreign currency losses associated with the reclassification of the cumulative translation adjustment from other comprehensive income. After the first quarter of 2014, we incurred approximately $2.1 million in costs, which were primarily associated with professional services and negotiating the termination of our leased facilities with our former landlords.

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

2016 COMPARED TO 2015

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2016 compared to 2015 were as follows:

(In thousands)	2016		2015		Change		Comps
Furniture	$1,195,365	23.0%	$1,135,757	21.9%	$59,608	5.2%	5.7%
Food	830,508	16.0	845,541	16.3	(15,033)	(1.8)	(1.0)
Consumables	823,482	15.8	832,345	16.0	(8,863)	(1.1)	(0.2)
Soft Home	743,359	14.3	710,821	13.7	32,538	4.6	5.4
Seasonal	739,106	14.2	725,238	14.0	13,868	1.9	2.6
Hard Home	437,575	8.4	477,451	9.2	(39,876)	(8.4)	(7.5)
Electronics, Toys, & Accessories	431,044	8.3	463,429	8.9	(32,385)	(7.0)	(6.5)
Net sales	$5,200,439	100.0%	$5,190,582	100.0%	$9,857	0.2%	0.9%

In the fourth quarter of 2016, we realigned select merchandise categories to be consistent with the changes in our merchandising team and our management reporting. Specifically, we reclassified our toy department from our Seasonal category to our Electronics, Toys, & Accessories category and our home organization department from our Consumables category to our Soft Home category. Sales results for all years have been reclassified to reflect this realignment.

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

Net sales increased $9.9 million, or 0.2%, to $5,200.4 million in 2016, compared to $5,190.6 million in 2015. The increase in net sales was principally due to a 0.9% increase in comps, which increased net sales by $45.8 million, partially offset by the net decrease of 17 stores since the end of 2015, which decreased net sales by $35.9 million. The Furniture category experienced positive net sales and comps during 2016, primarily driven by strength in our mattress, case goods, and upholstery departments, which were positively impacted by an expansion of allocated square footage in approximately 50% of our stores during the first quarter of 2016, the performance of our Easy Leasing lease-to-own program, and the introduction of a third party, private label credit card offering. Soft Home experienced increases in net sales and comps which were primarily driven by continued broad-based improvement in the product assortment, quality and perceived value by our customers. The positive net sales and comps in our Seasonal category were driven by strength in our lawn & garden and summer departments. The strength in our lawn & garden and summer departments was primarily a result of improved product assortment and a favorable weather pattern in the first quarter of 2016 as compared to the first quarter of 2015, which experienced an extended winter. The net sales and comp increases in Furniture, Soft Home, and Seasonal were partially offset by slightly negative net sales and comps in Consumable and Food and larger negative net sales and comps in our Hard Home and Electronics, Toys, & Accessories categories. The Consumable category experienced slightly negative comps and negative net sales, driven by negative comps in our paper department, due to fewer closeout opportunities. This was partially offset by positive comps in our pet department where we introduced an exclusive label offering in 2015 that has continued to grow, coupled with positive performance in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program. The Food category experienced a slight decrease in net sales and comps due to merchandising execution, such as product mix imbalances, and the timing of closeout inventory purchases. The negative net sales and comps in Electronics, Toys, & Accessories were a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category. Hard Home experienced negative net sales and comps as a result of an intentionally narrowed assortment, primarily from a reduction in allocated space executed in the first quarter of 2016.

For 2017, we expect net sales to be in the range of flat to up slightly compared to 2016, which is based on an anticipated increase in comps of 1% to 2%, partially offset by a lower overall store count. Additionally, we expect sales to benefit from a 53rd week of operations in 2017 as compared to 2016, which was comprised of 52 weeks. We expect comps above the company average in our Furniture, Soft Home and Seasonal categories, driven by continued growth in our lease-to-own and private label credit card programs, strength in our lawn & garden offerings, and continued refinement of our Soft Home assortment. We expect slightly positive comps in our Food and Consumables categories as we continue to improve our product assortment and expand our everyday offerings. We anticipate below company average comps in our Hard Home and Electronics, Toys, & Accessories categories due to continued downsizing and narrowed product assortments.

Gross Margin
Gross margin dollars increased $32.2 million, or 1.6%, to $2,099.4 million in 2016, compared to $2,067.2 million in 2015.  The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $28.3 million along with an increase in net sales, which increased gross margin dollars by approximately $3.9 million.  Gross margin as a percentage of net sales increased 60 basis points to 40.4% in 2016 compared to 39.8% in 2015. The gross margin rate increase was principally due to the impact of a higher initial mark-up. The higher initial mark-up was a product of lower inbound freight costs, increased sales of higher margin products, and slightly favorable merchandise costs.

For 2017, we expect our gross margin rate to be essentially flat compared to 2016.

Selling and Administrative Expenses
Selling and administrative expenses were $1,731.0 million in 2016, compared to $1,708.7 million in 2015.  The increase of $22.3 million, or 1.3%, was primarily due to increases in share-based compensation of $19.6 million, pension termination related expenses of $14.9 million, administrative costs to support our e-commerce platform of $10.0 million, and accruals for legal settlements of $5.1 million, partially offset by decreases in distribution and outbound transportation costs of $7.5 million, a gain on the sale of real estate of $3.8 million, a decrease in self-insurance costs of $3.8 million, and the absence of a $4.5 million loss contingency associated with a merchandise related legal matter, which occurred during the second quarter of 2015. The increase in share-based compensation expense was driven by performance share units (“PSUs”), which had not met the accounting requirements for expensing prior to the first quarter of 2016. The increase in pension expense includes all costs associated with the termination of our pension plan including settlement charges and professional fees. The increase in administrative costs to support our e-commerce platform was attributable to the launch of our e-commerce platform during the first quarter of 2016 and, as a result, many of these costs were not incurred in 2015. In 2016, we incurred $4.8 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. The decrease in distribution and outbound transportation costs was driven by operational efficiencies generated at our distribution centers and through our outbound transportation initiatives, as well as lower diesel fuel prices, during 2016 as compared to the 2015. The gain on the sale of real estate resulted from the sale of an owned store location in the fourth quarter of 2016. The decrease in self-insurance costs was due to a decrease in the occurrence of high cost claims within our general liability program.

As a percentage of net sales, selling and administrative expenses increased by 40 basis points to 33.3% in 2016 compared to 32.9% in 2015. Our future selling and administrative expense as a percentage of net sales depends on many factors, including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2017, selling and administrative expenses as a percentage of net sales are expected to decrease from 2016. Specifically, we anticipate selling and administrative expenses as a percentage of net sales will decrease even when excluding the $27.8 million in costs associated with our terminated pension plans from our 2016 selling and administrative expenses, as we expect our leverage point occurs at a slightly positive comp.

Depreciation Expense
Depreciation expense decreased $2.3 million to $120.4 million in 2016 compared to $122.7 million in 2015. The decrease was driven by a reduction in new store spending in 2014 and 2015 as compared to 2010 and 2011, as the initial store construction costs on those stores are completing the depreciation cycle. This decrease was partially offset by the depreciation of our e-commerce platform, which was placed into service in the first quarter of 2016. Depreciation expense as a percentage of net sales decreased by 10 basis points compared to 2015.

For 2017, we expect capital expenditures to be approximately $150 million, which includes maintenance capital for our stores, distribution centers, and corporate offices, investments in strategic initiatives to support future growth including our investment in the store of the future, and the construction costs associated with opening 20 new stores. Based on our anticipated level of capital expenditures in 2017 and the run rate of depreciation on our existing property and equipment, we expect 2017 depreciation expense to be approximately $115 million to $120 million, compared to $120 million in 2016.

Operating Profit
Operating profit was $248.0 million in 2016 as compared to $235.7 million in 2015. The increase in operating profit was primarily driven by the items discussed in the "Net Sales", "Gross Margin", "Selling and Administrative Expenses", and "Depreciation Expense" sections above. In summary, the increase in our comps and gross margin rate coupled with a decrease in depreciation expense was partially offset by an increase in selling and administrative expenses.

During 2017, we anticipate our operating profit will benefit by approximately $5 million from the addition of the 53rd week in the fiscal year.

Interest Expense
Interest expense increased $1.4 million to $5.1 million in 2016 compared to $3.7 million in 2015.  The increase was driven by higher average borrowings under the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $240.7 million in 2016 compared to total average borrowings of $177.2 million in 2015. The increase in our average revolving debt balance was primarily the result of year-over-year changes in the timing and amount of our share repurchase activity.

Other Income (Expense)
Other income (expense) was $1.4 million in 2016, compared to $(5.2) million in 2015.   We recognized unrealized gains of $3.7 million partially offset by realized losses of $2.3 million in 2016 related to our diesel fuel hedging contracts, driven by an increase in current and future projected diesel fuel prices, which positively impacted valuation. We recognized unrealized losses of $4.7 million along with realized losses of $0.5 million in 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation.

Income Taxes
The effective income tax rate in 2016 and 2015 for income from continuing operations was 37.5% and 37.0%, respectively. The increase in our effective rate was principally driven by an increase in nondeductible expenses and a net decrease in settlements and lapses of the statute of limitations.

2015 COMPARED TO 2014

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, net sales change in dollars and percentage, and comps from 2015 compared to 2014 were as follows:

(In thousands)	2015		2014		Change		Comps
Furniture	$1,135,757	21.9%	$1,051,165	20.3%	$84,592	8.0%	8.8%
Food	845,541	16.3	821,915	15.9	23,626	2.9	4.6
Consumables	832,345	16.0	839,310	16.2	(6,965)	(0.8)	1.1
Seasonal	725,238	14.0	732,323	14.1	(7,085)	(1.0)	0.6
Soft Home	710,821	13.7	683,448	13.2	27,373	4.0	5.8
Hard Home	477,451	9.2	510,095	9.9	(32,644)	(6.4)	(4.5)
Electronics, Toys, & Accessories	463,429	8.9	538,822	10.4	(75,393)	(14.0)	(12.5)
Net sales	$5,190,582	100.0%	$5,177,078	100.0%	$13,504	0.3%	1.8%

Net sales increased $13.5 million, or 0.3%, to $5,190.6 million in 2015, compared to $5,177.1 million in 2014. The increase in net sales was principally due to a 1.8% increase in comps, which increased net sales by $91.1 million, partially offset by the net decrease of 11 stores since the end of 2014, which decreased net sales by $77.6 million. The Furniture category experienced positive net sales and comps in nearly all departments during 2015, led by our mattresses and upholstery departments, driven by the impact of our Easy Leasing lease-to-own program. Although many departments in our Soft Home category experienced increased net sales and positive comps, the overall increases in Soft Home net sales and comps were primarily driven by new and improved products in our bath and bedding departments and an expansion of selling space allocated to this key category. The Food category experienced positive comps and increased net sales, which were attributable to an increased square footage allocation, the completion of the roll-out of our cooler and freezer program, and enhanced assortments of branded products, particularly in connection with closeouts. Consumables experienced an increase in comps, primarily driven by our pet and household chemicals departments, which benefited from an expanded product assortment and increased closeouts, respectively, during 2015. The Seasonal category experienced positive comps due to strength in our Christmas, Halloween, and summer departments, which was driven by an improved product assortment. The positive comps in these categories were partially offset by negative comps in our Hard Home, and Electronics, Toys, & Accessories categories. Our Hard Home and Electronics, Toys, & Accessories both experienced negative comps as a result of an intentionally narrowed assortment, which resulted from our “edit” activities during 2015.

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

Capital Resources and Liquidity

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into an additional amendment of the credit facility that among other things extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”). In connection with our original entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the second amendment of the 2011 Credit Agreement, we paid bank fees and other expenses in the amount of $0.8 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At January 28, 2017, we were in compliance with the covenants of the 2011 Credit Agreement.

We use the 2011 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2011 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2011 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2016, our total indebtedness (outstanding borrowings and letters of credit) under the 2011 Credit Agreement peaked at approximately $398 million in November.  At January 28, 2017, we had $106.4 million in outstanding borrowings under the 2011 Credit Agreement and $590.6 million in borrowings available under the 2011 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $3.0 million.  Working capital was $315.8 million at January 28, 2017.

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

On March 1, 2016, our Board of Directors authorized a share repurchase program providing for the repurchase of $250 million of our common shares (“2016 Repurchase Program”). During 2016, we exhausted this program by purchasing approximately 5.6 million of our outstanding common shares at an average price of $44.72.

On February 28, 2017, our Board of Directors authorized a share repurchase program providing for the repurchase of $150 million of our common shares (“2017 Repurchase Program”). Pursuant to the 2017 Repurchase Program, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2017 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2017 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations and by drawing on the 2011 Credit Agreement.

In 2016, we declared and paid four quarterly cash dividends of $0.21 per common share for a total paid amount of approximately $38.5 million.

In February 2017, our Board increased our quarterly dividend payment rate by approximately 19% by declaring a quarterly cash dividend of $0.25 per common share payable on March 31, 2017 to shareholders of record as of the close of business on March 17, 2017.

The following table compares the primary components of our cash flows from 2016 to 2015:

(In thousands)	2016	2015	Change
Net cash provided by operating activities	$311,925	$342,352	$(30,427)
Net cash used in investing activities	(84,701)	(113,193)	28,492
Net cash used in financing activities	$(230,204)	$(227,276)	$(2,928)

Cash provided by operating activities decreased by $30.4 million to $311.9 million in 2016 compared to $342.4 million in 2015.  The decrease was primarily attributable to a change in our income tax position (current and deferred), which decreased our cash provided by operating activities by $25.5 million, primarily as a result of payments. The increase in income tax payments was principally driven by our increase in pretax income in 2016 compared to 2015 and extension payments for 2015 made in 2016. There were substantially less income tax payments in 2015 for 2014 extensions due to the large taxable loss associated with the wind down of our former Canadian operations. Additionally in 2016, we had an increase in contributions to our pension plans, which decreased our cash provided by operating activities by $8.3 million in 2016 compared to 2015. As a result of the termination of our pension plans, we contributed $19.2 million to the plans in 2016, compared to $10.9 million dollars in 2015. Coupled with the contributions, we made a one-time transition benefit payment to the participants of the Pension Plan, which decreased our operating cash flows by $7.0 million, while no similar payment was made in 2015. Partially offsetting the decrease in cash provided by operating activities was an increase of $19.6 million in share-based compensation expense in 2016, which was driven by the expense associated with our PSUs.

Cash used in investing activities decreased by $28.5 million to $84.7 million in 2016 compared to $113.2 million in 2015.  The decrease was primarily driven by a $36.2 million decrease in capital expenditures to $89.8 million in 2016 compared to $126.0 million in 2015. The decrease in capital expenditures was driven by fewer capital projects in 2016 as compared to 2015, which included an upgrade in our POS systems and substantial investment in our e-commerce platform. The decrease in capital expenditures was partially offset by a decrease in cash proceeds from the sale of an asset held for sale of $10.0 million in the first quarter of 2015, compared to cash proceeds of $3.8 million from the sale of property in the fourth quarter of 2016.

Cash used in financing activities increased by $2.9 million to $230.2 million in 2016 compared to $227.3 million in 2015. The primary driver of this increase was a $52.4 million increase in payments for treasury shares acquired to $254.3 million in 2016 from $201.9 million in 2015, partially offset by an increase of $43.9 million in net borrowings under our bank credit facility to $44.1 million in 2016 compared to $0.2 million in 2015.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations. On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $180 to $190 million in 2017; and we intend to distribute approximately $195 million to shareholders through the 2017 Share Repurchase program and quarterly dividend payments.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at January 28, 2017:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$106,545	$145	$—	$106,400	$—
Operating lease obligations (3) (4)	1,383,629	329,701	526,329	303,396	224,203
Capital lease obligations (4)	22,613	5,481	8,846	7,781	505
Purchase obligations (4) (5)	649,905	562,451	77,526	8,966	962
Other long-term liabilities (6)	69,230	10,422	12,537	12,537	33,734
Total contractual obligations	$2,231,922	$908,200	$625,238	$439,080	$259,404

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2011 Credit Agreement, and the associated accrued interest of $0.1 million. In addition, we had outstanding letters of credit totaling $61.6 million at January 28, 2017. The outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For a further discussion, see note 3 to the accompanying consolidated financial statements.

(3)
Operating lease obligations include, among other items, leases for retail stores, offices, and certain computer and other business equipment. The future minimum commitments for retail store and office operating leases are $1,082.5 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $300.9 million at January 28, 2017. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $416.5 million, the entirety of which represents obligations due within one year of January 28, 2017. In addition, we have purchase commitments for future inventory purchases totaling $26.6 million at January 28, 2017. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $206.8 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $24.4 million for obligations related to our nonqualified deferred compensation plan and $4.2 million for unrecognized tax benefits. We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have included unrecognized tax benefits of $3.6 million for payments expected in 2017 and $0.6 million of timing-related income tax uncertainties anticipated to reverse in 2018. Unrecognized tax benefits in the amount of $15.3 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments.

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

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2017, the majority of these counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on historical results at the individual store level. Thus, the shrink accrual rates will be adjusted throughout the January to June inventory cycle based on actual results. At January 28, 2017, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income from continuing operations before income taxes by approximately $3.7 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

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

We identified one store, two stores, and three stores in the U.S., in 2016, 2015, and 2014, respectively, with impairment indicators as a result of our annual store impairment tests. For these stores, we recognized impairment charges of $0.1 million, $0.4 million, and $0.2 million in 2016, 2015, and 2014, respectively. We do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2016, 2015, or 2014.

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

Share-Based Compensation
We currently grant non-vested restricted stock units and PSUs to our employees under shareholder approved incentive plans. Additionally, we have granted stock options and non-vested restricted stock awards in prior years. Share-based compensation expense was $33.0 million, $13.5 million, and $10.5 million in 2016, 2015, and 2014, respectively. Future share-based compensation expense for non-vested restricted stock units depends on the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for PSUs is dependent upon the future number of awards, the estimated vesting period, the grant date of the award which may vary from the issuance date, financial results relative to the targets established for each three-year performance period, and potentially other estimates, judgments and assumptions used in arriving at the fair value of PSUs. Future share-based compensation expense related to non-vested restricted stock units and PSUs may vary materially from the currently amortizing awards.

Compensation expense for non-vested restricted stock units is recorded over the contractual vesting period based on our expectation of achieving the performance criteria. We monitor the achievement of the performance criteria at each reporting period.

We issued PSUs to certain employees in 2014, 2015, and 2016. The PSUs issued in 2014, 2015 and 2016 were structured to reflect specific shareholder feedback and are based on a three-year financial performance period payable to associates at the end of the third year assuming certain financial performance metrics are achieved. Those financial metrics include earnings per share (“EPS”) and return on invested capital (“ROIC”). Financial performance targets (for both EPS and ROIC) are established by the Compensation Committee of our Board of Directors at the beginning of each fiscal year based on our approved operating plan. From an accounting perspective, a grant date will be deemed to be established when all financial targets are determined, which occurred in March 2016 and March 2017 and is estimated to occur in March 2018 for the PSUs issued in 2014, 2015 and 2016, respectively. Compensation expense for the PSUs will be recorded (1) based on fair value of the award on the grant date and the estimated achievement of financial performance objectives, and (2) on a straight-line basis from the grant date, which may vary from the issuance date, through the vesting date. Accordingly, based on this accounting treatment, there was no expense recognized in fiscal 2014 or 2015, related to the PSUs issued in 2014 and 2015. On March 1, 2016, the Compensation Committee established the 2016 performance targets, which established the grant date, and, therefore, the fair value of the PSUs issued in 2014. We monitored the estimated achievement of the financial performance objectives at each reporting period end and adjusted the estimated expense on a cumulative basis. In 2016, we recognized $17.5 million in share based compensation expense related to the PSUs issued in 2014.

At January 28, 2017, PSUs issued and outstanding were as follows:

Issue Year	Outstanding PSUs at January 28, 2017	Actual Grant Date	Expected Valuation (Grant) Date
2014	360,357	March 2016	March 2016
2015	259,042		March 2017
2016	352,196		March 2018
Total	971,595

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

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 28, 2017 would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $7 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 3.5% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income from continuing operations before income taxes by approximately $2.3 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2011 Credit Agreement that we make from time to time. We had borrowings of $106.4 million under the 2011 Credit Agreement at January 28, 2017. An increase of 1.0% in our variable interest rate on our investments and expected future borrowings would not have a material effect on our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At January 28, 2017, we had outstanding derivative instruments, in the form of collars, covering 4,425,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2017	3,225	3,225	$(853)
2018	1,200	1,200	(155)
2019	—	—	—
Total	4,425	4,425	$(1,008)

Additionally, at January 28, 2017, a 10% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the "Company") as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2017 of the Company and our report dated March 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Lots, Inc. and subsidiaries at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 28, 2017

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2016	2015	2014
Net sales	$5,200,439	$5,190,582	$5,177,078
Cost of sales (exclusive of depreciation expense shown separately below)	3,101,020	3,123,396	3,133,124
Gross margin	2,099,419	2,067,186	2,043,954
Selling and administrative expenses	1,731,006	1,708,717	1,699,764
Depreciation expense	120,440	122,737	119,702
Operating profit	247,973	235,732	224,488
Interest expense	(5,091)	(3,683)	(2,588)
Other income (expense)	1,359	(5,199)	—
Income from continuing operations before income taxes	244,241	226,850	221,900
Income tax expense	91,458	83,842	85,239
Income from continuing operations	152,783	143,008	136,661
Income (loss) from discontinued operations, net of tax (expense) benefit of $(14), $(135), and $13,852, respectively	45	(135)	(22,385)
Net income	$152,828	$142,873	$114,276

Earnings per common share - basic
Continuing operations	$3.37	$2.83	$2.49
Discontinued operations	—	—	(0.41)
	$3.37	$2.83	$2.08

Earnings per common share - diluted
Continuing operations	$3.32	$2.81	$2.46
Discontinued operations	—	—	(0.40)
	$3.32	$2.80	$2.06

Cash dividends declared per common share	$0.84	$0.76	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2016	2015	2014
Net income	$152,828	$142,873	$114,276
Other comprehensive income (loss):
Foreign currency translation	—	—	5,022
Amortization of pension, net of tax benefit of $(886), $(702), and $(579), respectively	1,355	1,119	884
Valuation adjustment of pension, net of tax (benefit) expense of $(9,556), $1,530, and $4,613, respectively	14,622	(2,440)	(7,051)
Total other comprehensive income (loss)	15,977	(1,321)	(1,145)
Comprehensive income	$168,805	$141,552	$113,131

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$51,164	$54,144
Inventories	858,689	849,982
Other current assets	84,526	90,306
Total current assets	994,379	994,432
Property and equipment - net	525,851	559,924
Deferred income taxes	46,469	47,739
Other assets	41,008	38,275
Total assets	$1,607,707	$1,640,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,495	$382,277
Property, payroll, and other taxes	81,306	76,568
Accrued operating expenses	71,251	81,756
Insurance reserves	40,269	40,661
Accrued salaries and wages	54,009	72,250
Income taxes payable	31,265	24,936
Total current liabilities	678,595	678,448
Long-term obligations	106,400	62,300
Deferred rent	56,035	59,454
Insurance reserves	56,593	58,359
Unrecognized tax benefits	15,853	17,789
Other liabilities	43,601	43,550
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 44,259 shares and 49,101 shares, respectively	1,175	1,175
Treasury shares - 73,236 shares and 68,394 shares, respectively, at cost	(2,291,379)	(2,063,091)
Additional paid-in capital	617,516	588,124
Retained earnings	2,323,318	2,210,239
Accumulated other comprehensive loss	—	(15,977)
Total shareholders’ equity	650,630	720,470
Total liabilities and shareholders’ equity	$1,607,707	$1,640,370

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - February 1, 2014	57,548	$1,175	59,947	$(1,670,041)	$562,447	$2,021,357	$(13,511)	$901,427
Comprehensive income	—	—	—	—	—	114,276	(1,145)	113,131
Dividends declared ($0.51 per share)	—	—	—	—	—	(28,533)	—	(28,533)
Purchases of common shares	(6,122)	—	6,122	(250,671)	—	—	—	(250,671)
Exercise of stock options	1,389	—	(1,389)	39,440	3,166	—	—	42,606
Restricted shares vested	70	—	(70)	1,995	(1,995)	—	—	—
Performance shares vested	25	—	(25)	716	(716)	—	—	—
Tax benefit from share-based awards	—	—	—	—	994	—	—	994
Share activity related to deferred compensation plan	2	—	(2)	38	24	—	—	62
Share-based employee compensation expense	—	—	—	—	10,534	—	—	10,534
Balance - January 31, 2015	52,912	1,175	64,583	(1,878,523)	574,454	2,107,100	(14,656)	789,550
Comprehensive income	—	—	—	—	—	142,873	(1,321)	141,552
Dividends declared ($0.76 per share)	—	—	—	—	—	(39,734)	—	(39,734)
Purchases of common shares	(4,403)	—	4,403	(201,867)	—	—	—	(201,867)
Exercise of stock options	450	—	(450)	13,149	3,134	—	—	16,283
Restricted shares vested	128	—	(128)	3,747	(3,747)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	687	—	—	687
Share activity related to deferred compensation plan	1	—	(1)	19	4	—	—	23
Other	13	—	(13)	384	113	—	—	497
Share-based employee compensation expense	—	—	—	—	13,479	—	—	13,479
Balance - January 30, 2016	49,101	1,175	68,394	(2,063,091)	588,124	2,210,239	(15,977)	720,470
Comprehensive income	—	—	—	—	—	152,828	15,977	168,805
Dividends declared ($0.84 per share)	—	—	—	—	—	(39,749)	—	(39,749)
Purchases of common shares	(5,685)	—	5,685	(254,304)	—	—	—	(254,304)
Exercise of stock options	573	—	(573)	17,834	3,822	—	—	21,656
Restricted shares vested	252	—	(252)	7,649	(7,649)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	510	—	—	510
Share activity related to deferred compensation plan	—	—	—	3	6	—	—	9
Other	5	—	(5)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	33,029	—	—	33,029
Balance - January 28, 2017	44,259	$1,175	73,236	$(2,291,379)	$617,516	$2,323,318	$—	$650,630

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2016	2015	2014
Operating activities:
Net income	$152,828	$142,873	$114,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108,315	108,054	105,849
Deferred income taxes	(9,171)	(617)	22,628
Non-cash share-based compensation expense	33,029	13,479	10,534
Excess tax benefit from share-based awards	(1,111)	(1,330)	(3,776)
Non-cash impairment charge	100	386	3,532
(Gain) loss on disposition of property and equipment	(2,899)	1,464	2,759
Unrealized (gain) loss on fuel derivatives	(3,657)	4,665	—
Pension expense, net of contributions	6,644	(5,312)	4,190
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(8,707)	1,687	63,336
Accounts payable	18,217	23,345	(6,864)
Current income taxes	12,391	29,305	(21,549)
Other current assets	34	(12,189)	3,181
Other current liabilities	(4,789)	22,282	20,718
Other assets	(3,976)	3,806	3,206
Other liabilities	14,677	10,454	(3,458)
Net cash provided by operating activities	311,925	342,352	318,562
Investing activities:
Capital expenditures	(89,782)	(125,989)	(93,460)
Cash proceeds from sale of property and equipment	5,061	12,773	2,783
Other	20	23	(72)
Net cash used in investing activities	(84,701)	(113,193)	(90,749)
Financing activities:
Net proceeds from (repayments of) borrowings under bank credit facility	44,100	200	(14,900)
Payment of capital lease obligations	(4,514)	(4,433)	(2,365)
Dividends paid	(38,466)	(38,530)	(27,828)
Proceeds from the exercise of stock options	21,656	16,283	42,606
Excess tax benefit from share-based awards	1,111	1,330	3,776
Payment for treasury shares acquired	(254,304)	(201,867)	(250,671)
Deferred bank credit facility fees paid	—	(779)	—
Other	213	520	62
Net cash used in financing activities	(230,204)	(227,276)	(249,320)
Impact of foreign currency on cash	—	—	5,139
(Decrease) increase in cash and cash equivalents	(2,980)	1,883	(16,368)
Cash and cash equivalents:
Beginning of year	54,144	52,261	68,629
End of year	$51,164	$54,144	$52,261

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a unique, non-traditional, discount retailer in the United States (“U.S.”).  At January 28, 2017, we operated 1,432 stores in 47 states and an e-commerce platform. We intend to achieve our goal of exceeding our core customer’s expectations by providing great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts that are meaningful, combined with the quality and ease of the shopping experience.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2016 (“2016”) was comprised of the 52 weeks that began on January 31, 2016 and ended on January 28, 2017.  Fiscal year 2015 (“2015”) was comprised of the 52 weeks that began on February 1, 2015 and ended on January 30, 2016.  Fiscal year 2014 (“2014”) was comprised of the 52 weeks that began on February 2, 2014 and ended on January 31, 2015.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than five days, and at January 28, 2017 and January 30, 2016, totaled $26.9 million and $28.3 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of January 28, 2017 and January 30, 2016.

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

We record a reduction to inventories and charge to cost of sales for a shrinkage inventory allowance. The shrinkage allowance is calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on a combination of our historical experience and current year physical inventory results.

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

Pension
As of January 28, 2017, our pension plans were frozen, terminated and fully distributed. Accordingly, we no longer evaluate pension assumptions or calculate expenses and obligations related to our pension plans, as further discussed in note 8. In prior years, we evaluated pension assumptions and used actuarial valuations to calculate the estimated expenses and obligations related to our pension plans. We reviewed external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate was to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we reviewed rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process included a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets was derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plan’s asset mix. While the studies gave appropriate consideration to recent plan performance and historical returns, the assumption for the expected long-term rate of return was primarily based on our expectation of a long-term, prospective rate of return.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees. We purchase stop-loss coverage to limit significant exposure in these areas. Accrued insurance-related liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported. The estimated accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 3.5% discount rate, while other liabilities for insurance-related reserves are not discounted.

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

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. For 2016, 2015, and 2014, we recognized in net sales on our consolidated statements of operations breakage of $0.4 million, $0.4 million, and $0.2 million, respectively, related to unredeemed gift card and merchandise credit balances that had aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $151.9 million, $159.4 million, and $161.1 million for 2016, 2015, and 2014, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet and social media marketing and advertising, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $92.3 million, $91.5 million, and $97.5 million for 2016, 2015, and 2014, respectively.

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

Performance Share Units
Compensation expense for performance share units (“PSUs”) will be recorded based on fair value of the award on the grant date and the estimated achievement of financial performance objectives. From an accounting perspective, the grant date is established once all financial performance targets have been set. We monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis. The expense for the PSUs is recorded on a straight-line basis from the grant date through the vesting date.

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

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options, restricted stock awards, restricted stock units, and performance share units, calculated using the treasury stock method.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$4,486	$3,204	$1,921
Cash paid for income taxes, excluding impact of refunds	$103,323	$56,158	$69,919
Gross proceeds from borrowings under the bank credit facility	$1,673,700	$1,588,200	$1,550,900
Gross payments of borrowings under the bank credit facility	$1,629,600	$1,588,000	$1,565,800
Non-cash activity:
Assets acquired under capital leases	$286	$10,180	$20,982
Accrued property and equipment	$9,295	$9,808	$10,974
Cash flows from discontinued operations:
Net cash used in operating activities, discontinued operations	$(448)	$(2,846)	$(48,339)
Net cash provided by investing activities, discontinued operations	$—	$—	$522

Reclassifications

Merchandise Categories
In the fourth quarter of 2016, we realigned select merchandise categories to be consistent with the changes in our merchandising team and our management reporting. Specifically, we reclassified our toy department from our Seasonal category to the Electronics, Toys, & Accessories category. We also moved our home organization department from the Consumables category to our Soft Home category. In order to provide comparative information, we have reclassified our net sales by merchandise category into this revised alignment for all periods presented in note 15 to the consolidated financial statements.

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

Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017, but will allow for early adoption as of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method. We do not currently anticipate a significant change in the timing of the recognition of our revenue or costs; although upon adoption of this standard, our principal versus agent presentation of an immaterial portion of our vendor relationships may be impacted. We currently anticipate adopting the new standard effective February 4, 2018, using the full retrospective method; however, this decision is not final and is subject to the completion of our analysis of the standard. We will continue to evaluate ASU 2014-09 through the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating both the impact that this standard will have on our consolidated financial statements and which method of adoption to employ. We will not early adopt this standard.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects (income tax deduction excess or deficiency) of awards that vest or settle as income tax expense in the reporting period they vest or settle. Additionally, this update clarifies the presentation of certain components of share-based awards in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. For 2016, 2015 and 2014, $0.5 million, $0.7 million, and $1.0 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. We have selected a modified retrospective method to adopt the recognition of the income tax effects and cash flow presentations, and except as described above, do not expect the provisions of ASU 2016-09 to have a significant impact on our consolidated financial position or results of operations.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in notes 10 and 17) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	January 28, 2017	January 30, 2016
Land and land improvements	$50,906	$51,523
Buildings and leasehold improvements	853,324	840,931
Fixtures and equipment	743,212	737,169
Computer software costs	165,209	132,101
Construction-in-progress	18,653	30,974
Property and equipment - cost	1,831,304	1,792,698
Less accumulated depreciation and amortization	1,305,453	1,232,774
Property and equipment - net	$525,851	$559,924

Property and equipment - cost includes $31.0 million and $31.5 million at January 28, 2017 and January 30, 2016, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $11.1 million and $6.2 million at January 28, 2017 and January 30, 2016, respectively, related to capital leases.

During 2016, 2015, and 2014, respectively, we invested $89.8 million, $126.0 million, and $93.5 million of cash in capital expenditures and we recorded $120.4 million, $122.7 million, and $119.7 million of depreciation expense.

We incurred $0.1 million, $0.4 million, and $3.5 million in asset impairment charges in 2016, 2015, and 2014, respectively. During 2016, we wrote down the value of long-lived assets at one store identified as part of our annual store impairment review. In 2015, we wrote down the value of long-lived assets at two stores identified as part of our annual store impairment review. The charges in 2014 were primarily related to our corporate aircraft, as we made the decision to no longer own and operate corporate aircraft and entered into sales agreements for both our corporate aircraft. Additionally, we wrote down the value of long-lived assets at three stores identified as part of our annual store impairment review.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At January 28, 2017, we had $106.4 million of borrowings outstanding under the 2011 Credit Agreement and $3.0 million was committed to outstanding letters of credit, leaving $590.6 million available under the 2011 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $24.1 million and $17.3 million at January 28, 2017 and January 30, 2016, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 5 – LEASES

Leased property consisted primarily of 1,378 of our retail stores, our new corporate office (anticipated to open in the first half of 2018), and certain transportation, information technology and other office equipment. In 2016, we entered into a lease for our new corporate office. We expect to move into the new office in 2018. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance, charged to continuing operations for operating leases consisted of the following:

(In thousands)	2016	2015	2014
Minimum rents	$321,248	$314,605	$314,276
Contingent rents	607	637	312
Total rent expense	$321,855	$315,242	$314,588

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at January 28, 2017, were as follows:

Fiscal Year	(In thousands)
2017	$256,400
2018	223,827
2019	182,186
2020	138,449
2021	93,174
Thereafter	188,496
Total leases	$1,082,532

We have obligations for capital leases primarily for store asset protection equipment and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at January 28, 2017, were as follows:

Fiscal Year	(In thousands)
2017	$5,481
2018	4,423
2019	4,423
2020	4,423
2021	3,358
Thereafter	505
Total lease payments	$22,613
Less amount to discount to present value	(2,368)
Capital lease obligation per balance sheet	$20,245

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and PSUs. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2016, 2015, and 2014 were as follows:

(In millions)	2016	2015	2014
Antidilutive stock options excluded from dilutive share calculation	—	0.1	1.1

Antidilutive options are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. Antidilutive stock options are generally outstanding options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. The restricted stock awards, restricted stock units, and PSUs that were antidilutive, as determined under the treasury stock method, were immaterial for all years presented.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2016	2015	2014
Weighted-average common shares outstanding:
Basic	45,316	50,517	54,935
Dilutive effect of share-based awards	658	447	617
Diluted	45,974	50,964	55,552

Share Repurchase Programs
On March 1, 2016, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $250 million of our common shares (“2016 Repurchase Program”). The 2016 Repurchase Program was exhausted during the second quarter of 2016. During 2016, we acquired approximately 5.6 million of our outstanding common shares for $250 million under the 2016 Repurchase Program.

Common shares acquired through repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2015:		(In thousands)	(In thousands)
First quarter	$0.19	$10,479	$10,197
Second quarter	0.19	10,069	9,734
Third quarter	0.19	9,549	9,267
Fourth quarter	0.19	9,637	9,332
Total	$0.76	$39,734	$38,530
2016:		(In thousands)	(In thousands)
First quarter	$0.21	$10,616	$10,597
Second quarter	0.21	9,674	9,282
Third quarter	0.21	9,699	9,290
Fourth quarter	0.21	9,760	9,297
Total	$0.84	$39,749	$38,466

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

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) in May 2012, as amended and restated in May 2014. The 2012 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, PSUs, stock appreciation rights, cash-based awards, and other share-based awards. We have issued nonqualified stock options, restricted stock, restricted stock units, and PSUs under the 2012 LTIP. The number of common shares available for issuance under the 2012 LTIP consists of an initial allocation of 7,750,000 common shares plus any common shares subject to the 4,702,362 outstanding awards as of March 15, 2012 under the Big Lots 2005 Long-Term Incentive Plan (“2005 LTIP”) that, on or after March 15, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2012 LTIP, has the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which may not be less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

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

We previously maintained the Big Lots Director Stock Option Plan (“Director Stock Option Plan”) for non-employee directors. The Director Stock Option Plan was terminated on May 30, 2008. The Director Stock Option Plan was administered by the Committee pursuant to an established formula. Neither the Board of Directors nor the Committee exercised any discretion in administration of the Director Stock Option Plan. Grants were made annually at an exercise price equal to the fair market value of the underlying common shares on the date of grant. The annual grants to each non-employee director of an option to acquire 10,000 of our common shares became fully exercisable over a three‑year period: 20% of the shares on the first anniversary, 60% on the second anniversary, and 100% on the third anniversary. Stock options granted to non-employee directors expire on the earlier of: (1) 10 years plus one month; (2) one year following death or disability; or (3) at the end of our next trading window one year following termination. In connection with the amendment to the 2005 LTIP in May 2008, our Board of Directors amended the Director Stock Option Plan so that no additional awards may be made under that plan. Our non-employee directors did not receive any stock options in 2016, 2015, and 2014, but did, as discussed below, receive restricted stock awards under the 2012 and 2005 LTIPs.

Share-based compensation expense was $33.0 million, $13.5 million and $10.5 million in 2016, 2015, and 2014, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2014, 2015, and 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 1, 2014	664,101	$38.34
Granted	317,641	37.81
Vested	(70,155)	34.54
Forfeited	(166,782)	39.87
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13
Granted	217,767	49.00
Vested	(128,140)	38.42
Forfeited	(49,283)	40.28
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96
Granted	261,792	45.62
Vested	(252,156)	42.03
Forfeited	(23,264)	43.63
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12

The non-vested restricted stock units granted in 2014, 2015 and 2016 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

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

As of January 28, 2017, we estimated a five-year period for vesting, and therefore expensing, of all non-vested restricted stock awards granted in prior years, as we do not anticipate achieving the higher financial performance objective for any outstanding restricted stock awards.

Performance Share Units
In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 PSUs, which vest based on the achievement of share price performance goals, that had a weighted average grant-date fair value per share of $34.68. The PSUs have a contractual term of seven years. In 2014, Mr. Campisi’s first two tranches for a total of 25,200 PSUs vested. In 2016,
Mr. Campisi's third and final tranche of 12,600 PSUs vested.

In 2014, 2015, and 2016, we issued PSUs to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. At January 28, 2017, 971,595 nonvested PSUs were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at January 28, 2017	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2014	360,357	March 2016		Fiscal 2016
2015	259,042		March 2017	Fiscal 2017
2016	352,196		March 2018	Fiscal 2018
Total	971,595

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. The PSUs issued in 2014 performed above target and more shares will be distributed than initially granted. At January 28, 2017, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2015. In 2016, we recognized $17.5 million in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for fiscal year 2016:

	PSUs, excluding 2013 CEO PSUs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 30, 2016	—	$—
Granted	379,794	41.04
Vested	—	—
Forfeited	(19,437)	41.04
Outstanding PSUs at January 28, 2017	360,357	$41.04

Board of Directors' Awards
In 2016, 2015, and 2014, we granted to each non-employee member of our Board of Directors a restricted stock award. Each award granted in 2016 had a fair value on the grant date of approximately $110,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders or (2) the death or disability of the grantee. However, the restricted stock award will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

Stock Options
The following table summarizes information about our stock options outstanding and exercisable at January 28, 2017:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price

$20.01	$30.00	10,000	0.7	$28.22	10,000	$28.22
30.01	40.00	313,125	3.1	35.67	141,186	35.37
$40.01	$50.00	266,550	1.7	42.77	266,550	42.77
		589,675	2.5	$38.75	417,736	$39.92

A summary of the annual stock option activity for fiscal years 2014, 2015, and 2016 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 1, 2014	3,377,303	$34.88
Exercised	(1,389,040)	30.67
Forfeited	(285,050)	39.19
Outstanding stock options at January 31, 2015	1,703,213	$37.59
Exercised	(450,136)	36.17
Forfeited	(78,175)	35.84
Outstanding stock options at January 30, 2016	1,174,902	$38.26
Exercised	(572,727)	37.81
Forfeited	(12,500)	35.83
Outstanding stock options at January 28, 2017	589,675	$38.75	2.5	$5,846
Vested or expected to vest at January 28, 2017	588,733	$38.76	2.5	$5,835
Exercisable at January 28, 2017	417,736	$39.92	2.1	$3,655

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  The number of stock options expected to vest was based on our annual forfeiture rate assumption.

During 2016, 2015, and 2014, the following activity occurred under our share-based compensation plans:

(In thousands)	2016	2015	2014
Total intrinsic value of stock options exercised	$7,392	$5,980	$18,614
Total fair value of restricted stock vested	$11,510	$6,259	$2,825
Total fair value of performance shares vested	$621	$—	$1,143

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs, at January 28, 2017 was approximately $13.4 million.  This compensation cost is expected to be recognized through September 2019 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.6 years from January 28, 2017.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Pension Benefits
We maintained the Pension Plan and Supplemental Pension Plan covering certain employees whose hire date was on or before April 1, 1994. Benefits under each plan were based on credited years of service and the employee’s compensation during the last five years of employment.

On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective December 31, 2015. During 2016, we completed the termination proceedings for the Pension Plan, including seeking and receiving a favorable IRS determination letter, conducting a lump sum offering to our active and terminated vested participants, and conducting an insurance placement for the annuity purchasers. Additionally, we funded the Pension Plan and reduced our liability thereunder to zero. In January 2017, we completed the termination proceedings for the Supplemental Pension Plan and paid all accrued balances to participants through lump sum settlements.

In addition, in the fourth quarter of 2015, when we communicated the approved amendments to the participants of the Pension Plan, we informed Pension Plan participants that we would provide for a one-time transition benefit to participants who were actively employed on December 31, 2015. We recorded a charge in selling and administrative expenses for this one-time transition benefit of $7.0 million, which was contributed to participants’ savings plan accounts in 2016.

The components of net periodic pension expense were comprised of the following:

(In thousands)	2016	2015	2014
Service cost - benefits earned in the period	$—	$1,923	$1,951
Interest cost on projected benefit obligation	879	2,444	3,218
Expected investment return on plan assets	(1,536)	(2,628)	(3,219)
Amortization of prior service cost	—	4	(34)
Amortization of actuarial loss	2,241	1,817	1,497
Curtailment loss	—	191	—
Settlement loss	24,483	1,912	1,868
Net periodic pension cost	$26,067	$5,663	$5,281

The weighted-average assumptions used to determine net periodic pension expense were:

	2016	2015	2014
Discount rate	1.2%	3.3%	5.0%
Rate of increase in compensation levels	—%	2.8%	3.0%
Expected long-term rate of return	2.8%	5.2%	6.0%

The weighted-average assumptions used to determine benefit obligations were:

2015
Discount rate	1.2%

The following schedule provides a reconciliation of projected benefit obligations, plan assets, funded status, and amounts recognized for the Pension Plan and Supplemental Pension Plan at January 28, 2017 and January 30, 2016:

(In thousands)	January 28, 2017	January 30, 2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$75,411	$78,187
Service cost	—	1,923
Interest cost	879	2,444
Plan curtailments	—	(7,291)
Benefits and settlements paid	(77,264)	(7,564)
Actuarial loss	974	7,712
Projected benefit obligation at end of year	$—	$75,411

Change in plan assets:
Fair market value at beginning of year	$55,636	$55,292
Actual return on plan assets	2,393	(3,025)
Employer contributions	19,235	10,933
Benefits and settlements paid	(77,264)	(7,564)
Fair market value at end of year	$—	$55,636

Under funded and net amount recognized	$—	$(19,774)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$(19,774)
Net amount recognized	$—	$(19,774)

In 2015, as a result of executing the plan termination amendments, the pension liability and other comprehensive loss were recalculated to reflect the elimination of future compensation increases, which resulted in a decrease of $7.3 million, before tax.

The following are components of accumulated other comprehensive income and, as such, are not yet reflected in net periodic pension expense:

(In thousands)	2016	2015
Unrecognized actuarial loss	$—	$(26,418)
Accumulated other comprehensive loss, pretax	$—	$(26,418)

The following table sets forth certain information for the Pension Plan and the Supplemental Pension Plan at January 28, 2017 and January 30, 2016:

	Pension Plan		Supplemental Pension Plan
(In thousands)	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Projected benefit obligation	$—	$70,046	$—	$5,365
Accumulated benefit obligation	—	70,046	—	5,365
Fair market value of plan assets	$—	$55,636	$—	$—

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2016, 2015, and 2014, we expensed $6.6 million, $6.3 million, and $5.9 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $24.4 million and $17.5 million at January 28, 2017 and January 30, 2016, respectively.
NOTE 9 – INCOME TAXES

The provision for income taxes from continuing operations was comprised of the following:

(In thousands)	2016	2015	2014
Current:
U.S. Federal	$87,522	$73,421	$74,235
U.S. State and local	13,124	10,660	12,840
Total current tax expense	100,646	84,081	87,075
Deferred:
U.S. Federal	(7,979)	56	(2,022)
U.S. State and local	(1,209)	(295)	186
Total deferred tax expense	(9,188)	(239)	(1,836)
Income tax provision	$91,458	$83,842	$85,239

Net deferred tax assets fluctuated by items that are not reflected in deferred tax expense in the above table, in 2016 this fluctuation is primarily related to the termination of the defined benefit pension plan. Net deferred tax assets decreased by $10.4 million in 2016, increased by $0.8 million in 2015, and increased by $4.0 million in 2014, principally from pension-related charges recorded in accumulated other comprehensive loss. Additionally, net deferred tax assets increased by $0.4 million in 2015, and decreased by $24.3 million in 2014 as a result of deferred income tax expense associated with our discontinued operations.

Reconciliation between the statutory federal income tax rate and the effective income tax rate for continuing operations was as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.2	3.0	3.8
Work opportunity tax and other employment tax credits	(1.1)	(1.1)	(0.7)
Valuation allowance	—	—	—
Other, net	0.4	0.1	0.3
Effective income tax rate	37.5%	37.0%	38.4%

Income tax payments and refunds were as follows:

(In thousands)	2016	2015	2014
Income taxes paid	$103,323	$56,158	$69,919
Income taxes refunded	(16,187)	(818)	(135)
Net income taxes paid	$87,136	$55,340	$69,784

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	January 28, 2017	January 30, 2016
Deferred tax assets:
Compensation related	$39,616	$31,478
Workers’ compensation and other insurance reserves	32,194	33,531
Accrued rent	22,259	23,540
Uniform inventory capitalization	18,648	18,488
Depreciation and fixed asset basis differences	10,095	10,523
Accrued state taxes	7,157	7,119
State tax credits, net of federal tax benefit	3,844	4,253
Accrued operating liabilities	2,056	2,189
Pension plans	—	7,815
Other	17,138	19,775
Valuation allowances	(2,087)	(2,419)
Total deferred tax assets	150,920	156,292
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	71,155	70,698
Lease construction reimbursements	15,682	15,602
Prepaid expenses	6,553	6,625
Workers’ compensation and other insurance reserves	3,482	4,329
Other	7,579	11,299
Total deferred tax liabilities	104,451	108,553
Net deferred tax assets	$46,469	$47,739

We have the following income tax loss and credit carryforwards at January 28, 2017 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$39	Expires fiscal years 2020 through 2025
California enterprise zone credits	5,611	Predominately expires fiscal year 2023
Other state credits	302	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$5,952

Income taxes payable on our consolidated balance sheets have been reduced by the tax benefits primarily associated with share-based compensation. We receive an income tax deduction upon the exercise of non-qualified stock options and the vesting of restricted stock awards, restricted stock units, and PSUs. Tax benefits of $0.5 million, $0.7 million, and $1.2 million in 2016, 2015, and 2014, respectively, were credited directly to shareholders' equity related to share-based compensation income tax deductions in excess of expense recognized for these awards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Unrecognized tax benefits - beginning of year	$13,772	$14,922	$16,650
Gross increases - tax positions in current year	822	939	898
Gross increases - tax positions in prior period	171	872	820
Gross decreases - tax positions in prior period	(80)	(430)	(2,418)
Settlements	(236)	(732)	(488)
Lapse of statute of limitations	(1,328)	(1,799)	(566)
Foreign currency translation	—	—	26
Unrecognized tax benefits - end of year	$13,121	$13,772	$14,922

At the end of 2016 and 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $8.4 million and $8.9 million, respectively, after considering the federal tax benefit of state and local income taxes of $4.1 million and $4.3 million, respectively. Unrecognized tax benefits of $0.6 million and $0.5 million in 2016 and 2015, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $0.2 million, $0.1 million, and $0.5 million during 2016, 2015, and 2014, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at January 28, 2017 and January 30, 2016 was $6.3 million and $6.1 million, respectively.

We are subject to U.S. federal income tax, income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2013 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. After acquiring Canadian operations on July 18, 2011 and prior to dissolution on June 10, 2014, we also were subject to Canadian and provincial taxes. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the short fiscal period ended July 18, 2011 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through February 3, 2018, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

The defendants filed a motion to dismiss the consolidated complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, pursuant to which plaintiffs’ claims were all dismissed with prejudice, with the exception of their claim for corporate waste, which was dismissed without prejudice. On May 5, 2015, plaintiffs filed a Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, which sought to replead the claim for corporate waste that was dismissed without prejudice by the Court, as well as a Motion for Reconsideration and, in the Alternative, for Certification of Question of State Law to the Supreme Court of Ohio. Defendants’ responses to both motions were filed on May 29, 2015. On August 3, 2015, the Court granted Plaintiffs’ Motion for Leave to File Verified Consolidated Amended Shareholder Derivative Complaint, and Plaintiffs filed the amended complaint on the same date, asserting a claim for corporate waste against Jeffrey Berger, Steven Fishman, David Kollat, Brenda Lauderback, Philip Mallott, Russell Solt, and Dennis Tishkoff. On September 30, 2015, defendants filed an answer to the amended complaint. Discovery in this case is currently stayed, as discussed further below.

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

The defendants filed a motion to dismiss the complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, which dismissed the plaintiff’s claims with prejudice with the exception of his claim for corporate waste and his assertion that our Board of Directors wrongfully rejected his demand to take action against the individually named defendants. On May 5, 2015, the Court so ordered the parties’ stipulation, staying plaintiff’s time to seek leave to amend his complaint in order to make a request to inspect the Company’s books and records pursuant to Ohio Revised Code §1701.37, and plaintiff served that request for inspection on May 8, 2015. On August 17, 2015 plaintiff filed an Amended Verified Shareholder Derivative Complaint. On September 30, 2015, defendants moved to dismiss the amended complaint. On December 29, 2016, the Court denied defendants’ motion to dismiss the amended complaint and ordered that the Brosz Action be consolidated with the Consolidated Derivative Action.

On February 10, 2014, a shareholder derivative lawsuit was filed in the Franklin County Common Pleas Court in Columbus, Ohio, captioned Tremblay v. Campisi et al., No. 14CV-02-1421 (Ohio Ct. Com. Pl., Franklin Cnty.) (the “Tremblay Action”), against us and certain of our current and former outside directors and executive officers (David Campisi, Steven Fishman, Joe Cooper, Charles Haubiel, Timothy Johnson, Robert Claxton, John Martin, Norman Rankin, Paul Schroeder, Robert Segal, Steven Smart, David Kollat, Jeffrey Berger, James Chambers, Peter Hayes, Brenda Lauderback, Philip Mallott, Russell Solt, James Tener and Dennis Tishkoff). The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint also alleges that we and various individual defendants made false and misleading statements regarding our Canadian operations prior to our announcement on December 5, 2013 that we were exiting the Canadian market. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, waste of corporate assets and misappropriation of insider information and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. At the parties’ request, the court stayed this lawsuit until after the judge in the federal derivative lawsuits discussed in the preceding paragraphs has ruled on the motions to dismiss pending in those actions. On January 12, 2017, the Tremblay Action was voluntarily dismissed by the plaintiffs, without prejudice to refiling.

On August 1, 2016, our Board of Directors passed a resolution creating a special litigation committee (“SLC”) to conduct an independent investigation and determine, in its sole discretion, whether it is in the best interests of the Company to pursue, settle, or seek dismissal of, the claims asserted in the Consolidated Derivative Action, the Brosz Action, and the Tremblay Action. The SLC is composed of three members, each of whom is a director that is not a party to any of the derivative actions and was not a member of the Board until well after the relevant time period. The SLC has retained independent counsel and is actively proceeding with its investigation. On October 20, 2016, the Company filed motions to stay all proceedings in the Consolidated Derivative Action and the Brosz Action pending the completion of the SLC’s investigation. The court granted the motion to stay all proceedings on December 15, 2016.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. The case is currently in discovery. On May 27, 2016, the lead plaintiff moved for class certification (requesting a class period from March 2, 2012 through August 23, 2012) and to appoint class representatives and class counsel. Defendants opposed the motion. On March 17, 2017, the Court granted plantiff's motion, certifying the class and appointing class representatives and class counsel. On March 31, 2017, the Company anticipates filing a petition pursuant to Federal Rule of Civil Procedure 23(f) for appeal of the Court's ruling with the U.S. Court of Appeals for the Sixth Circuit.

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

In 2013, we sold certain tabletop torch and citronella products manufactured by third parties. In August 2013, we recalled the products and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third-party manufacturers of the products for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer of the tabletop torches may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and settled another lawsuit in the third quarter of 2015. Two additional lawsuits remain pending against Big Lots in the United States District Court for the Western District of Pennsylvania and the United States District Court for the District of New Jersey, respectively. In the first quarter of 2017, we reached a settlement in principle with the plaintiff in the New Jersey action and are in the process of formalizing the settlement agreement. The Pennsylvania action remains in the discovery phase. Additionally, we have brought a separate lawsuit in the United States District Court of Massachusetts against the company that tested the product. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $58.6 million at January 28, 2017, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $416.5 million, the entirety of which represents obligations due within one year of January 28, 2017. In addition, we have purchase commitments for future inventory purchases totaling $26.6 million at January 28, 2017. We paid $18.2 million, $11.3 million, and $16.8 million related to this commitment during 2016, 2015, and 2014, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $206.8 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	January 28, 2017	January 30, 2016
Diesel fuel collars (in gallons)	4,425	8,175

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	January 28, 2017	January 30, 2016
Diesel fuel collars	Other current assets	$135	$78
	Other assets	180	794
	Accrued operating expenses	(1,001)	(2,799)
	Other liabilities	(322)	(2,738)
Total derivative instruments		$(1,008)	$(4,665)

The effect of derivative instruments on the consolidated statements of operations was as follows:

(In thousands)		Amount of Gain (Loss)
Derivative Instrument	Statements of Operations Location	2016	2015
Diesel fuel collars
Realized	Other income (expense)	$(2,299)	$(535)
Unrealized	Other income (expense)	3,657	(4,665)
Total derivative instruments		$1,358	$(5,200)

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – DISCONTINUED OPERATIONS

Our discontinued operations for 2016, 2015, and 2014, were comprised of the following:

(In thousands)	2016	2015	2014
Canadian operations	$91	$165	$(35,998)
Other	(32)	(165)	(239)
Total income (loss) from discontinued operations, pretax	$59	$—	$(36,237)

Canadian Operations
During the fourth quarter of 2013, we announced our intention to wind down our Canadian operations. We began the wind down activities during the fourth quarter of 2013, which included the closing of our Canadian distribution centers. We completed the wind down activities during the first quarter of 2014, which included the closure of our Canadian stores and corporate offices. Therefore, we determined the results of our Canadian operations should be reported as discontinued operations. The results of our Canadian operations historically consisted of sales of product to retail customers, the costs associated with those products, and selling and administrative expenses, including personnel, purchasing, warehousing, distribution, occupancy and overhead costs. In the first quarter of 2014, the results of our Canadian operations also included contract termination costs of $23.0 million, severance charges of $2.2 million and a loss on the realization of our cumulative translation adjustment on our investment in our Canadian operations of $5.1 million.

In addition to the costs associated with our Canadian operations, we reclassified to discontinued operations the direct expenses incurred by our U.S. operations to facilitate the wind down. These costs primarily consist of professional fees. We also reclassified the income tax benefit that our U.S. operations was expected to, and did, generate as a result of the wind down of our Canadian operations, based principally on our ability to recover a worthless stock deduction in the foreseeable future. During 2016, 2015, and 2014, the amount of this income tax expense (benefit) that we recognized was approximately $0.0 million, $0.2 million, and $(13.8) million, respectively.

The loss from discontinued Canadian operations presented in our consolidated statements of operations was comprised of the following:

(In thousands)	2016	2015	2014
Net sales	$—	$—	$6,040
Cost of sales (exclusive of depreciation expense shown separately below)	—	3	3,356
Gross margin	—	(3)	2,684
Selling and administrative expenses	(62)	(224)	33,419
Depreciation expense	—	—	2
Operating profit (loss)	62	221	(30,737)
Interest expense	—	—	(18)
Other income (expense)	29	(56)	(5,243)
Income (loss) from discontinued operations before income taxes	91	165	(35,998)
Income tax expense (benefit)	14	206	(13,771)
Income (loss) from discontinued operations	$77	$(41)	$(22,227)

NOTE 13 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2014, 2015, and 2016:

(In thousands)	Foreign currency translation	Pension Plan	Total accumulated other comprehensive loss
Balance at February 1, 2014	$(5,022)	$(8,489)	$(13,511)
Other comprehensive income (loss) before reclassifications	(39)	(8,180)	(8,219)
Amounts reclassified from accumulated other comprehensive loss	5,061	2,013	7,074
Period change	5,022	(6,167)	(1,145)
Balance at January 31, 2015	—	(14,656)	(14,656)
Other comprehensive income (loss) before reclassifications	—	(3,730)	(3,730)
Amounts reclassified from accumulated other comprehensive loss	—	2,409	2,409
Period change	—	(1,321)	(1,321)
Balance at January 30, 2016	—	(15,977)	(15,977)
Other comprehensive income (loss) before reclassifications	—	(185)	(185)
Amounts reclassified from accumulated other comprehensive loss	—	16,162	16,162
Period change	—	15,977	15,977
Balance at January 28, 2017	$—	$—	$—

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

NOTE 14 - SALE OF REAL ESTATE

In January 2017, we sold real property in California, on a component of which we operated a store, for $4.6 million. Based on the terms of the transaction, we recognized a pre-tax gain of $3.8 million during the fourth quarter of 2016.

NOTE 15 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics, Toys, & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, home organization, and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, and other holiday departments. The Electronics, Toys, & Accessories category includes the electronics, jewelry, hosiery, toys and infant accessories departments. In the fourth quarter of 2016, we realigned our merchandise categories to be consistent with our merchandising team. See the Reclassifications section of note 1 to the consolidated financial statements for additional information.

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

The following table presents net sales data by merchandise category:

(In thousands)	2016	2015	2014
Furniture	$1,195,365	$1,135,757	$1,051,165
Food	830,508	845,541	821,915
Consumables	823,482	832,345	839,310
Soft Home	743,359	710,821	683,448
Seasonal	739,106	725,238	732,323
Hard Home	437,575	477,451	510,095
Electronics, Toys, & Accessories	431,044	463,429	538,822
Net sales	$5,200,439	$5,190,582	$5,177,078

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2016 and 2015 is as follows:

Fiscal Year 2016	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,312,575	$1,203,155	$1,105,498	$1,579,211	$5,200,439
Gross margin	517,681	486,423	441,992	653,323	2,099,419
Income (loss) from continuing operations	38,613	22,737	1,356	90,077	152,783
Income (loss) from discontinued operations	46	(22)	20	1	45
Net income (loss)	38,659	22,715	1,376	90,078	152,828

Earnings (loss) per share - basic:
Continuing operations	$0.80	$0.51	$0.03	$2.04	$3.37
Discontinued operations	—	—	—	—	—
	$0.80	$0.51	$0.03	$2.04	$3.37

Earnings (loss) per share - diluted:
Continuing operations	$0.79	$0.51	$0.03	$1.99	$3.32
Discontinued operations	—	—	—	—	—
	$0.79	$0.50	$0.03	$1.99	$3.32

Fiscal Year 2015	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,280,455	$1,209,686	$1,116,474	$1,583,967	$5,190,582
Gross margin	504,116	475,834	440,007	647,229	2,067,186
Income (loss) from continuing operations	32,308	17,711	(1,703)	94,692	143,008
(Loss) income from discontinued operations	(95)	(75)	195	(160)	(135)
Net income (loss)	32,213	17,636	(1,508)	94,532	142,873

Earnings (loss) per share - basic:
Continuing operations	$0.61	$0.35	$(0.03)	$1.93	$2.83
Discontinued operations	—	—	—	—	—
	$0.61	$0.35	$(0.03)	$1.93	$2.83

Earnings (loss) per share - diluted:
Continuing operations	$0.60	$0.35	$(0.03)	$1.91	$2.81
Discontinued operations	—	—	—	—	—
	$0.60	$0.34	$(0.03)	$1.91	$2.80

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

In the fourth quarter of 2016, we realigned the merchandise categories to be consistent with the realignment of our merchandising team. Please see the Reclassifications section of note 1 to the consolidated financial statements for further discussion. The following table presents net sales data by merchandise category by quarter in 2016, as reclassified:

Fiscal Year 2016	First	Second	Third	Fourth	Year
(In thousands)
Furniture	$357,057	$249,276	$272,639	$316,393	$1,195,365
Food	202,480	189,199	199,063	239,766	830,508
Consumables	196,301	203,096	198,907	225,178	823,482
Soft Home	183,925	166,566	178,632	214,236	743,359
Seasonal	184,636	216,493	77,183	260,794	739,106
Hard Home	99,958	101,251	98,140	138,226	437,575
Electronics, Toys, & Accessories	88,218	77,274	80,934	184,618	431,044
Net Sales	$1,312,575	$1,203,155	$1,105,498	$1,579,211	$5,200,439

NOTE 17 – SUBSEQUENT EVENT

On February 28, 2017, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2017 Repurchase Program”). Pursuant to the 2017 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2017 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2017 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2017. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 28, 2017.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2017 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2017 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The information contained under the caption “Equity Plan Compensation Information” and “Stock Ownership” in the 2017 Proxy Statement, with respect to our equity compensation plans pursuant to which our common shares may be issued and the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance - Determination of Director Independence” and “Governance - Related Person Transactions” in the 2017 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure - Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure - Fees Paid to Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, with respect to the Audit Committee's pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010).
3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002).
10.1	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011).
10.2	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006).
10.3	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009).
10.4	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009).
10.5	Big Lots 2012 Long-Term Incentive Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2014).
10.6	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012).

10.7	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012).
10.8	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Retention Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K for the year ended February 2, 2013).
10.9	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated May 23, 2012).
10.10	Form of Big Lots 2012 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.9 to our Form 8-K dated April 29, 2013).
10.11	Form of Big Lots 2012 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 4, 2015).
10.12	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 4, 2015).
10.13*	Form of Big Lots 2012 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award Agreement for Non-Employee Directors.
10.14	Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10 to our Post-Effective Amendment No. 1 to Form S-8).
10.15	Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004).
10.16	Big Lots 2006 Bonus Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2014).
10.17	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005).
10.18	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015.
10.19	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004).
10.20	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008).
10.21	Executive Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 17, 2015).
10.22	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.23	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008).
10.24	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008).
10.25	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008).
10.26	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.27	Form of Big Lots Executive Severance Plan Acknowledgement and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.28
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011).

10.29
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 30, 2013).

10.30
Second Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 28, 2015).

10.31	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004).
10.32
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000).

10.33	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011).

10.34	Big Lots, Inc. Non-Employee Director Compensation Package and Share Ownership Requirements.
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Marla C. Gottschalk, Cynthia T. Jamison, Philip E. Mallott, Nancy A. Reardon, Wendy L. Schoppert, and Russell E. Solt.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2017.

BIG LOTS, INC.

By: /s/ David J. Campisi
David J. Campisi
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 2017.

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

*
The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 8th day of March 2017, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact