Form 10-Q
period 2017-04-29
BIG LOTS INC
filed 2017-06-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017
or

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

Yes☑     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of June 2, 2017, was 44,212,485.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 29, 2017

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$1,296,787	$1,312,575
Cost of sales (exclusive of depreciation expense shown separately below)	772,512	794,894
Gross margin	524,275	517,681
Selling and administrative expenses	415,972	425,403
Depreciation expense	28,595	29,719
Operating profit	79,708	62,559
Interest expense	(1,009)	(634)
Other income (expense)	(517)	764
Income before income taxes	78,182	62,689
Income tax expense	26,670	24,030
Net income	$51,512	$38,659

Earnings per common share
Basic	$1.16	$0.80
Diluted	$1.15	$0.79

Weighted-average common shares outstanding
Basic	44,361	48,466
Dilutive effect of share-based awards	367	422
Diluted	44,728	48,888

Cash dividends declared per common share	$0.25	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$51,512	$38,659
Other comprehensive income:
Amortization of pension, net of tax expense of $0 and $(245), respectively	—	375
Valuation adjustment of pension, net of tax expense of $0 and $(551), respectively	—	841
Total other comprehensive income	—	1,216
Comprehensive income	$51,512	$39,875

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	(Unaudited)	(Unaudited)
	April 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65,731	$51,164
Inventories	836,121	858,689
Other current assets	88,283	84,526
Total current assets	990,135	994,379
Property and equipment - net	518,820	525,851
Deferred income taxes	45,020	46,469
Other assets	45,740	41,008
Total assets	$1,599,715	$1,607,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,135	$400,495
Property, payroll, and other taxes	85,843	81,306
Accrued operating expenses	75,525	71,251
Insurance reserves	39,893	40,269
Accrued salaries and wages	26,856	54,009
Income taxes payable	55,059	31,265
Total current liabilities	652,311	678,595
Long-term obligations	115,700	106,400
Deferred rent	56,444	56,035
Insurance reserves	57,303	56,593
Unrecognized tax benefits	17,423	15,853
Other liabilities	46,629	43,601
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 44,114 shares and 44,259 shares, respectively	1,175	1,175
Treasury shares - 73,381 shares and 73,236 shares, respectively, at cost	(2,313,335)	(2,291,379)
Additional paid-in capital	602,928	617,516
Retained earnings	2,363,137	2,323,318
Accumulated other comprehensive loss	—	—
Total shareholders' equity	653,905	650,630
Total liabilities and shareholders' equity	$1,599,715	$1,607,707

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - January 30, 2016	49,101	$1,175	68,394	$(2,063,091)	$588,124	$2,210,239	$(15,977)	$720,470
Comprehensive income	—	—	—	—	—	38,659	1,216	39,875
Dividends declared ($0.21 per share)	—	—	—	—	—	(10,616)	—	(10,616)
Purchases of common shares	(3,130)	—	3,130	(141,441)	—	—	—	(141,441)
Exercise of stock options	79	—	(79)	2,381	351	—	—	2,732
Restricted shares vested	216	—	(216)	6,505	(6,505)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	338	—	—	338
Share activity related to deferred compensation plan	—	—	—	3	9	—	—	12
Other	4	—	(4)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	8,500	—	—	8,500
Balance - April 30, 2016	46,270	1,175	71,225	(2,195,507)	590,885	2,238,282	(14,761)	620,074
Comprehensive income	—	—	—	—	—	114,169	14,761	128,930
Dividends declared ($0.63 per share)	—	—	—	—	—	(29,133)	—	(29,133)
Purchases of common shares	(2,555)	—	2,555	(112,863)	—	—	—	(112,863)
Exercise of stock options	494	—	(494)	15,453	3,471	—	—	18,924
Restricted shares vested	36	—	(36)	1,144	(1,144)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	172	—	—	172
Share activity related to deferred compensation plan	—	—	—	—	(3)	—	—	(3)
Other	1	—	(1)	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	24,529	—	—	24,529
Balance - January 28, 2017	44,259	1,175	73,236	(2,291,379)	617,516	2,323,318	—	650,630
Comprehensive income	—	—	—	—	—	51,512	—	51,512
Dividends declared ($0.25 per share)	—	—	—	—	—	(11,547)	—	(11,547)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	—	95
Purchases of common shares	(992)	—	992	(48,508)	—	—	—	(48,508)
Exercise of stock options	105	—	(105)	3,289	583	—	—	3,872
Restricted shares vested	311	—	(311)	9,741	(9,741)	—	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—	—
Share activity related to deferred compensation plan	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	7,852	—	—	7,852
Balance - April 29, 2017	44,114	$1,175	73,381	$(2,313,335)	$602,928	$2,363,137	$—	$653,905

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Operating activities:
Net income	$51,512	$38,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,030	26,791
Deferred income taxes	1,544	(7,982)
Loss (gain) on disposition of equipment	4	(44)
Non-cash share-based compensation expense	7,852	8,500
Excess tax benefit from share-based awards	—	(546)
Unrealized loss (gain) on fuel derivatives	221	(1,480)
Pension expense, net of contributions	—	1,393
Change in assets and liabilities, excluding effect of foreign currency adjustments:
Inventories	22,569	42,924
Accounts payable	(31,359)	(18,805)
Current income taxes	24,848	5,471
Other current assets	(4,816)	(1,617)
Other current liabilities	(16,093)	(15,077)
Other assets	(4,504)	(5,160)
Other liabilities	7,646	5,584
Net cash provided by operating activities	85,454	78,611
Investing activities:
Capital expenditures	(22,125)	(18,825)
Cash proceeds from sale of property and equipment	115	72
Other	—	1
Net cash used in investing activities	(22,010)	(18,752)
Financing activities:
Net proceeds from borrowings under bank credit facility	9,300	91,500
Payment of capital lease obligations	(857)	(1,115)
Dividends paid	(12,683)	(10,597)
Proceeds from the exercise of stock options	3,872	2,732
Excess tax benefit from share-based awards	—	546
Payment for treasury shares acquired	(48,508)	(132,895)
Other	(1)	216
Net cash used in financing activities	(48,877)	(49,613)
Increase in cash and cash equivalents	14,567	10,246
Cash and cash equivalents:
Beginning of period	51,164	54,144
End of period	$65,731	$64,390

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer in the United States (“U.S.”).  At April 29, 2017, we operated 1,434 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“2016 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2017 (“2017”) is comprised of the 53 weeks that began on January 29, 2017 and will end on February 3, 2018.  Fiscal year 2016 (“2016”) was comprised of the 52 weeks that began on January 31, 2016 and ended on January 28, 2017.  The fiscal quarters ended April 29, 2017 (“first quarter of 2017”) and April 30, 2016 (“first quarter of 2016”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $39.3 million and $37.7 million for the first quarter of 2017 and the first quarter of 2016, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $19.9 million and $20.1 million for the first quarter of 2017 and the first quarter of 2016, respectively.

Derivative Instruments
We use derivative instruments to mitigate the risk of market fluctuations in the price of diesel fuel that we expect to consume to support our outbound transportation of inventory to our stores. We do not enter into derivative instruments for speculative purposes. Our derivative instruments may consist of collar or swap contracts. Our current derivative instruments do not meet the requirements for cash flow hedge accounting. Instead, our derivative instruments are marked-to-market to determine their fair value and any gains or losses are recognized currently in other income (expense) on our consolidated statements of operations.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2017 and 2016:

	Thirteen Weeks Ended
(In thousands)	April 29, 2017	April 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$822	$425
Cash paid for income taxes, excluding impact of refunds	$609	$34,578
Gross proceeds from borrowings under bank credit facility	$365,100	$411,300
Gross payments of borrowings under bank credit facility	$355,800	$319,800
Non-cash activity:
Assets acquired under capital leases	$18	$38
Accrued property and equipment	$8,835	$13,057
Share repurchases payable	$—	$8,546

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017, but allowed for early adoption as of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method. We do not currently anticipate a significant change in the timing of the recognition of our revenue or costs; although upon adoption of this standard, our principal versus agent presentation of an immaterial portion of our vendor relationships may be impacted. We currently anticipate adopting the new standard effective February 4, 2018, using the full retrospective method; however, this decision is not final and is subject to the completion of our analysis of the standard. We will continue to evaluate ASU 2014-09 through the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating both the impact that this standard will have on our consolidated financial statements and which method of adoption to employ. We do not currently anticipate early adopting this standard.

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax deduction excess or deficiency of awards that vest or settle as income tax expense in the reporting period they vest or settle. Additionally, this update clarifies the presentation of certain components of share-based awards in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.

We selected a modified retrospective method to adopt the recognition of the cumulative income tax effects and a prospective method for cash flow presentations. In the first quarter of 2017, we recorded a $3.1 million benefit to income tax expense. For 2016, $0.5 million of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted on a full retrospective basis. Additionally, we recorded an insignificant adjustment to retained earnings to change our accounting method from an estimated forfeiture rate approach to actual forfeiture approach, which accounts for forfeitures as they occur.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the credit facility that, among other things, extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”).

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At April 29, 2017, we had $115.7 million of borrowings outstanding under the 2011 Credit Agreement while $5.6 million was committed to outstanding letters of credit, leaving $578.7 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $28.0 million and $24.1 million at April 29, 2017 and January 28, 2017, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

The fair values of our long-term obligations are estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying our long-term obligations, the carrying value of these instruments approximates their fair value.

The carrying value of accounts receivable, accounts payable, and accrued expenses approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at April 29, 2017 or April 30, 2016, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and performance share units.  The stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial for the first quarter of 2017 and 0.3 million for the first quarter of 2016. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock awards, restricted stock units, and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards, restricted stock units, and performance share units that were antidilutive, as determined under the treasury stock method, were 0.1 million for the first quarter of 2017 and 0.3 million for the first quarter of 2016.

Share Repurchase Programs
On February 28, 2017, our Board of Directors authorized a share repurchase program providing for the repurchase of $150 million of our common shares (“2017 Repurchase Program”). Pursuant to the 2017 Repurchase Program, we may repurchase common shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2017 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2017 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

During the first quarter of 2017, we acquired approximately 0.7 million of our outstanding common shares for $33.6 million, under the 2017 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the first quarter of 2017 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2017:		(In thousands)	(In thousands)
First quarter	$0.25	$11,547	$12,683
Total	$0.25	$11,547	$12,683

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards, restricted stock units, and performance share units, as described below and/or in note 7 to the consolidated financial statements in our 2016 Form 10-K, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $7.9 million and $8.5 million in the first quarter of 2017 and the first quarter of 2016, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the first quarter of 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12
Granted	180,196	51.49
Vested	(311,180)	43.27
Forfeited	(9,893)	42.71
Outstanding non-vested restricted stock at April 29, 2017	630,644	$44.22

The non-vested restricted stock units granted in the first quarter of 2017 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted in 2013 have met the threshold financial performance objective and will vest in 2018 on the five-year anniversary of the grant date of the award.

Performance Share Units
In the first quarter of 2017, we issued performance share units (“PSUs”) to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at April 29, 2017	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2015	251,312	March 2017		Fiscal 2017
2016	342,150		March 2018	Fiscal 2018
2017	270,427		March 2019	Fiscal 2019
Total	863,889

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. During the first quarter of 2017, the PSUs issued in 2014 vested with an average performance attainment greater than the targets established. At April 29, 2017, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2015. During the first quarter of 2017, we recognized $4.5 million in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the first quarter of 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding performance share units at January 28, 2017	360,357	$41.04
Granted	259,042	51.49
Vested	(360,357)	41.04
Forfeited	(7,730)	51.49
Outstanding performance share units at April 29, 2017	251,312	$51.49

Stock Options
The following table summarizes stock option activity for the first quarter of 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2017	589,675	$38.75
Exercised	(104,987)	36.88
Forfeited	(5,000)	36.93
Outstanding stock options at April 29, 2017	479,688	$39.18	2.2	$5,424
Vested or expected to vest at April 29, 2017	479,688	$39.18	2.2	$5,424
Exercisable at April 29, 2017	425,999	$39.55	2.1	$4,660

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years. With the adoption of ASU 2016-09, we have eliminated our annual forfeiture rate assumption.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2017	2016
Total intrinsic value of stock options exercised	$1,538	$800
Total fair value of restricted stock vested	16,200	9,783
Total fair value of performance shares vested	21,026	—

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2016 and 2017, at April 29, 2017 was approximately $30.2 million.  This compensation cost is expected to be recognized through March 2020 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.3 years from April 29, 2017.

NOTE 6 – EMPLOYEE BENEFIT PLANS

We maintained a qualified defined benefit pension plan (“Pension Plan”) and a nonqualified supplemental defined benefit pension plan (“Supplemental Pension Plan”) covering certain employees whose hire date was on or before April 1, 1994. Benefits under each plan were based on credited years of service and the employee’s compensation during the last five years of employment.

On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015 and the termination was effective December 31, 2015. During 2016, we completed the termination proceedings for the Pension Plan, including seeking and receiving a favorable IRS determination letter, conducting a lump sum offering to our active and terminated vested participants, and conducting an insurance placement for the annuity purchasers. Additionally, we funded the Pension Plan and reduced our liability thereunder to zero. In January 2017, we completed the termination proceedings for the Supplemental Pension Plan and paid all accrued balances to located participants through lump sum settlements.

The weighted-average assumptions used to determine net periodic pension cost for our plans in the first quarter of 2016 were as follows:

2016
Discount rate	1.2%
Expected long-term rate of return	2.8%

The components of combined net periodic pension cost in the first quarter were as follows:

(In thousands)	2016
Interest cost on projected benefit obligation	$229
Expected investment return on plan assets	(384)
Amortization of actuarial loss	620
Settlement loss	1,116
Net periodic pension cost	$1,581

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 5, 2018, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

Shareholder and Derivative Matters
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

On February 10, 2014, a shareholder derivative lawsuit was filed in the Franklin County Common Pleas Court in Columbus, Ohio, captioned Tremblay v. Campisi et al., No. 14CV-02-1421 (Ohio Ct. Com. Pl., Franklin Cnty.) (the “Tremblay Action”), against us and certain of our current and former outside directors and executive officers (David Campisi, Steven Fishman, Joe Cooper, Charles Haubiel, Timothy Johnson, Robert Claxton, John Martin, Norman Rankin, Paul Schroeder, Robert Segal, Steven Smart, David Kollat, Jeffrey Berger, James Chambers, Peter Hayes, Brenda Lauderback, Philip Mallott, Russell Solt, James Tener and Dennis Tishkoff). The plaintiff’s complaint generally alleges that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint also alleges that we and various individual defendants made false and misleading statements regarding our Canadian operations prior to our announcement on December 5, 2013 that we were exiting the Canadian market. The complaint asserts claims under Ohio law for breach of fiduciary duty, unjust enrichment, waste of corporate assets and misappropriation of insider information and seeks damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. At the parties’ request, the court stayed this lawsuit until after the judge in the federal derivative lawsuits discussed in the preceding paragraphs ruled on the motions to dismiss pending in those actions. On January 12, 2017, the Tremblay Action was voluntarily dismissed by the plaintiffs, without prejudice to refiling.

On August 1, 2016, our Board of Directors passed a resolution creating a special litigation committee (“SLC”) to conduct an independent investigation and determine, in its sole discretion, whether it is in the best interests of the Company to pursue, settle, or seek dismissal of, the claims asserted in the Consolidated Derivative Action, the Brosz Action, and the Tremblay Action. The SLC is composed of three members, each of whom is a director that is not a party to any of the derivative actions and was not a member of the Board until well after the relevant time period.  The SLC retained independent counsel and conducted an investigation. On October 20, 2016, the Company filed motions to stay all proceedings in the Consolidated Derivative Action and the Brosz Action pending the completion of the SLC’s investigation. The court granted the motion to stay all proceedings on December 15, 2016. As noted above, the Brosz action was consolidated with the Consolidated Derivative Action on December 29, 2016, and the Tremblay Action was voluntarily dismissed on January 12, 2017. On May 18, 2017, after concluding its investigation, the SLC filed a motion to dismiss the Consolidated Derivative Action. On May 19, 2017, the Court issued an order providing for discovery and briefing in connection with the SLC’s motion to dismiss and setting a schedule for further litigation of the merits of the lawsuit.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. The case is currently in discovery. On May 27, 2016, the lead plaintiff moved for class certification (requesting a class period from March 2, 2012 through August 23, 2012) and to appoint class representatives and class counsel. Defendants opposed the motion. On March 17, 2017, the Court granted plantiff's motion, certifying the class and appointing class representatives and class counsel. On March 31, 2017, the Company filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for appeal of the Court's ruling with the U.S. Court of Appeals for the Sixth Circuit. That petition is currently pending.

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

California Hazardous Materials Matter
On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We provided information and cooperated with the authorities from multiple counties and cities in California in connection with this matter. In March of 2016, we entered into settlement negotiations, and in the first quarter of 2017, we settled this matter.

Overall, during the first quarter of 2016, we recorded accruals totaling $4.7 million associated with pending legal and regulatory matters.

Tabletop Torches Matter
In 2013, we sold certain tabletop torch and citronella products manufactured by third parties. In August 2013, we recalled the tabletop torches and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third-party manufacturers of the products and the company that tested the tabletop torches for all of the expenses that we have incurred (and may in the future incur) with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer of the tabletop torches may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and settled another lawsuit in the third quarter of 2015. We settled an additional lawsuit in the first quarter of 2017. In the second quarter of 2017, we reached a settlement in principle with the plaintiff in the final lawsuit and are in the process of formalizing the settlement agreement. Additionally, we have brought a separate lawsuit in the United States District Court of Massachusetts against the company that tested the tabletop torch. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

Other Matters
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

NOTE 9 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics, Toys & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, home organization and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, and other holiday departments. The Electronics, Toys, & Accessories category includes the electronics, jewelry, hosiery, toys and infant accessories departments.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2017	2016
Furniture	$362,939	$357,057
Food	196,952	202,480
Consumables	189,793	194,561
Soft Home	188,074	186,157
Seasonal	183,751	184,636
Hard Home	90,519	99,958
Electronics, Toys, & Accessories	84,759	87,726
Net sales	$1,296,787	$1,312,575

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

First Quarter
(In thousands)	2016
Beginning of period	$(15,977)
Other comprehensive income before reclassifications	167
Amounts reclassified from accumulated other comprehensive loss	1,049
Net period change	1,216
End of period	$(14,761)

The amounts reclassified from accumulated other comprehensive loss associated with our pension plans have been reclassified to selling and administrative expenses in our consolidated statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

NOTE 11 – DERIVATIVE INSTRUMENTS

We enter into derivative instruments designed to mitigate certain risks, including collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations.

Our outstanding derivative instrument contracts for the first quarter of 2017 were comprised of the following:

(In thousands)	April 29, 2017	January 28, 2017
Diesel Fuel Collars	5,900	4,425

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	April 29, 2017	January 28, 2017
Diesel fuel collars	Other current assets	$119	$135
	Other assets	568	180
	Accrued operating expenses	(1,001)	(1,001)
	Other liabilities	(915)	(322)
Total derivative instruments		$(1,229)	$(1,008)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		First Quarter
Derivative Instrument	Statements of Operations Location	2017	2016
Diesel fuel collars
Realized	Other income (expense)	$(285)	$(510)
Unrealized	Other income (expense)	(221)	1,480
Total derivative instruments		$(506)	$970

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

The following are the results from the first quarter of 2017 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2016:

•	Net sales decreased $15.8 million, or 1.2%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, decreased $11.3 million, or 0.9%.

•	Gross margin dollars increased $6.6 million with a 100 basis point increase in gross margin rate to 40.4% of sales.

•	Selling and administrative expenses decreased $9.4 million. As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 32.1% of net sales.

•	Operating profit rate increased 130 basis points to 6.1%.

•	Diluted earnings per share increased to $1.15 per share from $0.79 per share.

•	Inventory increased by 3.6% or $29.1 million to $836.1 million from the first quarter of 2016.

•	We acquired 0.7 million of our outstanding common shares for $33.6 million under our 2017 Repurchase Program.

•	We declared and paid a quarterly cash dividend in the amount of $0.25 per common share in the first quarter of 2017.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2017 and the first quarter of 2016:

	2017	2016
Stores open at the beginning of the fiscal year	1,432	1,449
Stores opened during the period	2	1
Stores closed during the period	—	(2)
Stores open at the end of the period	1,434	1,448

We continue to expect to open approximately 20 stores and close approximately 40 stores during 2017.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	First Quarter
	2017	2016
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.6	60.6
Gross margin	40.4	39.4
Selling and administrative expenses	32.1	32.4
Depreciation expense	2.2	2.3
Operating profit	6.1	4.8
Interest expense	(0.1)	(0.0)
Other income (expense)	(0.0)	0.1
Income before income taxes	6.0	4.8
Income tax expense	2.1	1.8
Net income	4.0%	2.9%

FIRST QUARTER OF 2017 COMPARED TO FIRST QUARTER OF 2016

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the first quarter of 2017 compared to the first quarter of 2016 were as follows:

First Quarter
($ in thousands)	2017		2016		Change		Comps
Furniture	$362,939	28.0%	$357,057	27.2%	$5,882	1.6%	1.5%
Food	196,952	15.2	202,480	15.4	(5,528)	(2.7)	(2.0)
Consumables	189,793	14.6	194,561	14.8	(4,768)	(2.5)	(1.5)
Soft Home	188,074	14.5	186,157	14.2	1,917	1.0	1.8
Seasonal	183,751	14.2	184,636	14.1	(885)	(0.5)	0.3
Hard Home	90,519	7.0	99,958	7.6	(9,439)	(9.4)	(8.6)
Electronics, Toys, & Accessories	84,759	6.5	87,726	6.7	(2,967)	(3.4)	(5.7)
Net sales	$1,296,787	100.0%	$1,312,575	100.0%	$(15,788)	(1.2)%	(0.9)%

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

Net sales decreased $15.8 million, or 1.2%, to $1,296.8 million in the first quarter of 2017, compared to $1,312.6 million in the first quarter of 2016.  The decrease in net sales was driven by a 0.9% decrease in our comps, which decreased net sales by $11.3 million. In addition to the decrease in comps, we had 14 fewer stores at the end of the first quarter of 2017 compared to the end of the first quarter of 2016, which resulted in a decrease of $4.5 million. Our comps are calculated by using all stores that were open at least fifteen months plus the results of our e-commerce net sales. Our Soft Home, Furniture, and Seasonal merchandise categories generated positive comps:

•	Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers.

•
The Furniture category experienced increased net sales and comps during the first quarter of 2017, primarily driven by strength in our upholstery department and the positive impact of our Easy Leasing lease-to-own program and our third party, private label credit card offering. The Furniture category's growth was partially tempered by a delay in the timing of tax refund payments until after our February promotional mattress event.

•
The positive comps in our Seasonal category were primarily the result of strength in our summer and spring holiday departments, which was partially offset by unfavorable weather trends in the first quarter of 2017 that impacted our lawn & garden department compared to the favorable weather trends in the first quarter of 2016.

The positive comps in Soft Home, Furniture, and Seasonal were offset by slightly negative comps in Consumables and Food and larger negative comps in Electronics, Toys, & Accessories and Hard Home:

•
Consumables experienced a decrease in net sales and comps in numerous departments due to the timing of closeout inventory purchases, which was partially offset by positive comps in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program.

•
The Food category experienced negative net sales and comps due to merchandising execution, such as product mix imbalances. During the first quarter of 2017, we invested in growing our Food inventory position to address these imbalances in the coming periods.

•
The negative comps in Electronics, Toys, & Accessories were a result of a reduced product offering from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category.

•	Hard Home also experienced negative comps as a result of an intentionally narrowed assortment.

We expect comparable store sales to be in the low single digit range during the second quarter of 2017, as a result of investments in Seasonal, Consumables, and Food inventory levels and continuation of the trends in Furniture and Soft Home.

Gross Margin
Gross margin dollars increased $6.6 million, or 1.3%, to $524.3 million for the first quarter of 2017, compared to $517.7 million for the first quarter of 2016. The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $12.8 million, partially offset by a decrease in net sales, which decreased gross margin dollars by $6.2 million. Gross margin as a percentage of net sales increased 100 basis points to 40.4% in the first quarter of 2017 as compared to 39.4% in the first quarter of 2016. The gross margin rate increase was the result of a higher initial mark-up, driven by favorable inbound freight costs and lower product costs, and a lower shrink rate, which was partially offset by a slightly higher overall markdown rate compared to the first quarter of 2016.

In the second quarter of 2017, we expect our gross margin rate will be approximately consistent with the second quarter of 2016.

Selling and Administrative Expenses
Selling and administrative expenses were $416.0 million for the first quarter of 2017, compared to $425.4 million for the first quarter of 2016.  The decrease of $9.4 million in selling and administrative expenses was driven by decreases in legal settlement costs of $4.5 million, accrued bonus expense of $1.8 million, and store-related payroll of $1.6 million, and the absence of $1.1 million in pension settlement charges in 2017, partially offset by increases in corporate office payroll expenses of $2.7 million and distribution and outbound transportation costs of $1.6 million. During the first quarter of 2016, we incurred $4.7 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. The decrease in accrued bonus expense was driven by lower performance relative to our quarterly operating plans as compared to our performance in the first quarter of 2016 relative to our quarterly operating plan. The decrease in store related payroll resulted from a net decrease of 14 stores since the first quarter of 2016. Additionally, we incurred $1.1 million in pension settlement charges during the first quarter of 2016, which was the result of the termination of our pension plans. The increase in distribution and outbound transportation costs of $1.6 million was driven by higher fuel prices in the first quarter of 2017 compared to the first quarter of 2016 coupled with additional expenses as we continue to sell and ship larger sized items in our Furniture and Seasonal categories. The increase in corporate office expenses was primarily driven by annual merit increases and severance related expenses.

As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 32.1% for the first quarter of 2017 compared to 32.4% for the first quarter of 2016.

In the second quarter of 2017, we expect our selling and administrative expenses as a percentage of net sales will slightly decrease as compared to the second quarter of 2016.

Depreciation Expense
Depreciation expense decreased $1.1 million to $28.6 million in the first quarter of 2017, compared to $29.7 million for the first quarter of 2016. The decrease was driven by the reduction in new store spending in 2015 and 2016 as compared to 2011 and 2012, as the initial store construction costs on those stores are completing the depreciation cycle. Depreciation expense as a percentage of sales decreased by 10 basis points compared to the first quarter of 2016.

During the second quarter of 2017, we expect that depreciation expense will be approximately flat to slightly lower as compared to 2016.

Interest Expense
Interest expense was $1.0 million in the first quarter of 2017, compared to $0.6 million in the first quarter of 2016. We had total average borrowings (including capital leases) of $147.3 million in the first quarter of 2017 compared to total average borrowings of $90.5 million in the first quarter of 2016. The increase in total average borrowings (including capital leases) was primarily due to an increase of $61.6 million to our average revolving debt balance under the 2011 Credit Agreement. The increase to our average revolving debt balance was primarily the result of a higher beginning debt balance in 2017 as compared to 2016.

Other Income (Expense)
Other income (expense) was $(0.5) million in the first quarter of 2017, compared to $0.8 million in the first quarter of 2016. In the first quarter of 2017, we recognized unrealized losses on our diesel fuel hedging contracts due to a decrease in fuel price futures, which negatively impacted the valuation of our hedges. We recognized unrealized gains in the first quarter of 2016 as fuel prices increased, reducing the unrealized losses on these contracts.

Income Taxes
The effective income tax rate for the first quarter of 2017 and the first quarter of 2016 was 34.1% and 38.3%, respectively. The decrease in the effective income tax rate was primarily attributable to the net excess tax benefits associated with settlement of share-based payment awards due to the adoption of ASU 2016-09 (as described in note 1), which decreased our effective income tax rate by approximately 4%, and a decrease in nondeductible expenses.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At April 29, 2017, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At April 29, 2017, we had $115.7 million of borrowings under the 2011 Credit Agreement, and the borrowings available under the 2011 Credit Agreement were $578.7 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.6 million.

In February 2017, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding common shares. During the first quarter of 2017, we purchased approximately 0.7 million of our common shares for $33.6 million under the 2017 Repurchase Program, at an average price of $48.40. We utilized proceeds from the 2011 Credit Agreement to assist in funding our 2017 Repurchase Program during the first quarter of 2017. We expect to repurchase our common shares under the 2017 Repurchase Program from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the repurchase program will be available to meet obligations under equity compensation plans and for general corporate purposes. We intend to fund the repurchases with cash provided by operations, although given the cyclical pattern of our cash flows, we may need to use borrowings under the 2011 Credit Agreement to fund repurchases as we did in the first quarter of 2017.

In February 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on March 31, 2017 to shareholders of record as of the close of business on March 17, 2017. The cash dividend of $0.25 per common share represented an increase of $0.04, or 19%, from the fourth quarter of 2016 (and the first quarter of 2016). In the first quarter of 2017, we paid approximately $12.7 million in dividends compared to $10.6 million in the first quarter of 2016.

The following table compares the primary components of our cash flows from the first quarter 2017 compared to the first quarter 2016:

(In thousands)	2017	2016	Change
Net cash provided by operating activities	$85,454	$78,611	$6,843
Net cash used in investing activities	(22,010)	(18,752)	(3,258)
Net cash used in financing activities	$(48,877)	$(49,613)	$736

Cash provided by operating activities increased by $6.8 million to $85.5 million in the first quarter of 2017 compared to $78.6 million in the first quarter of 2016. The primary driver of the increase was due principally to the timing of income tax payments. The change in our current income tax payable increased our cash provided by operating activities by $19.3 million in the first quarter of 2017 as compared to the first quarter of 2016 primarily because of the timing of our 2016 federal tax extension payment. Due to a change in the federal income tax extension payment due date, we were able to defer our $31.0 million extension payment until after the completion of the first quarter of 2017. In the first quarter of 2016, we made a federal tax extension payment in connection with our 2015 federal income tax return. Coupled with the increase from income taxes was an increase in net income of $12.8 million, which was primarily driven by an improved gross margin rate in the first quarter of 2017. Partially offsetting the increase in cash provided by operating activities was an increase in cash used to purchase inventory of $20.3 million. This was primarily driven by higher inventory purchases in Seasonal, Food, and Consumables to enhance our selling capacity going into the second quarter of 2017.

Cash used in investing activities increased by $3.3 million to $22.0 million in the first quarter of 2017 compared to $18.8 million in the first quarter of 2016.  The increase was primarily due to an increase of $3.3 million in capital expenditures to $22.1 million in the first quarter of 2016 compared to $18.8 million in the first quarter of 2016. The increase in capital expenditures was driven by investments in our LED lighting program for our stores and an upgrade to certain equipment in our data center.

Cash used in financing activities decreased by $0.7 million to $48.9 million in the first quarter of 2017 compared to $49.6 million in the first quarter of 2016.  The primary driver of the decrease was the $104.1 million decrease in cash used to repurchase common shares under our share repurchase programs in the first quarter of 2017 compared to the first quarter of 2016. Partially offsetting the decrease in cash used in financing activities was a decrease in net borrowings under the 2011 Credit Agreement of approximately $82.2 million to a net borrowing of $9.3 million in the first quarter of 2017 compared to a net borrowing of $91.5 million in the first quarter of 2016.

On a consolidated basis, we continue to expect cash provided by operating activities less capital expenditures to be approximately $180 million to $190 million for 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2016 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2016 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2011 Credit Agreement. An increase or decrease of 1% in interest rates would not have a material effect on our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At April 29, 2017, we had outstanding derivative instruments, in the form of collars, covering 5,900,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2017	2,300	2,300	$(760)
2018	2,400	2,400	(365)
2019	1,200	1,200	(104)
Total	5,900	5,900	$(1,229)

Additionally, at April 29, 2017, a 10% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $1.4 million.

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

Item 1A. Risk Factors

During the first quarter of 2017, there were no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2017 - February 25, 2017	—	$—	—	$—
February 26, 2017 - March 25, 2017	116	52.11	—	—
March 26, 2017 - April 29, 2017	876	48.46	695	116,367
Total	992	$48.90	695	$116,367

(1)
The 2017 Repurchase Program is comprised of a February 28, 2017 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares. During the first quarter of 2017, we purchased approximately 0.7 million of our common shares for approximately $33.6 million under the 2017 Repurchase Program.

(2)
In March and April 2017, in connection with the vesting of certain outstanding restricted stock awards, restricted stock units and performance share units, we acquired 116,346 and 180,936 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1*	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Award Agreement.

10.2*	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2017

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)