Form 10-Q
period 2017-07-29
BIG LOTS INC
filed 2017-09-06
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017
or

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

Yes☑     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

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

Yes ☐     No☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of September 1, 2017, was 42,452,285.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 29, 2017

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$1,221,301	$1,203,155	$2,518,088	$2,515,730
Cost of sales (exclusive of depreciation expense shown separately below)	728,801	716,732	1,501,313	1,511,626
Gross margin	492,500	486,423	1,016,775	1,004,104
Selling and administrative expenses	415,154	416,746	831,126	842,149
Depreciation expense	29,386	30,757	57,981	60,476
Operating profit	47,960	38,920	127,668	101,479
Interest expense	(1,619)	(1,494)	(2,628)	(2,128)
Other income (expense)	435	(406)	(82)	358
Income before income taxes	46,776	37,020	124,958	99,709
Income tax expense	17,656	14,305	44,326	38,335
Net income	$29,120	$22,715	$80,632	$61,374

Earnings per common share
Basic	$0.68	$0.51	$1.84	$1.32
Diluted	$0.67	$0.50	$1.83	$1.31

Weighted-average common shares outstanding:
Basic	43,136	44,402	43,749	46,434
Dilutive effect of share-based awards	428	612	373	494
Diluted	43,564	45,014	44,122	46,928

Cash dividends declared per common share	$0.25	$0.21	$0.50	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$29,120	$22,715	$80,632	$61,374
Other comprehensive income:
Amortization of pension, net of tax expense of $0, $(223), $0, and $(468), respectively	—	339	—	714
Valuation adjustment of pension, net of tax benefit (expense) of $0, $7, $0 and $(544), respectively	—	(10)	—	831
Total other comprehensive income	—	329	—	1,545
Comprehensive income	$29,120	$23,044	$80,632	$62,919

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	July 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$56,009	$51,164
Inventories	810,485	858,689
Other current assets	107,899	84,526
Total current assets	974,393	994,379
Property and equipment - net	523,719	525,851
Deferred income taxes	47,084	46,469
Other assets	46,268	41,008
Total assets	$1,591,464	$1,607,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,276	$400,495
Property, payroll, and other taxes	84,625	81,306
Accrued operating expenses	70,092	71,251
Insurance reserves	47,710	40,269
Accrued salaries and wages	32,419	54,009
Income taxes payable	2,072	31,265
Total current liabilities	600,194	678,595
Long-term obligations	226,600	106,400
Deferred rent	57,640	56,035
Insurance reserves	57,687	56,593
Unrecognized tax benefits	17,480	15,853
Other liabilities	46,925	43,601
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 42,205 shares and 44,259 shares, respectively	1,175	1,175
Treasury shares - 75,290 shares and 73,236 shares, respectively, at cost	(2,405,925)	(2,291,379)
Additional paid-in capital	608,720	617,516
Retained earnings	2,380,968	2,323,318
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	584,938	650,630
Total liabilities and shareholders’ equity	$1,591,464	$1,607,707

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 30, 2016	49,101	$1,175	68,394	$(2,063,091)	$588,124	$2,210,239	$(15,977)	$720,470
Comprehensive income	—	—	—	—	—	61,374	1,545	62,919
Dividends declared ($0.42 per share)	—	—	—	—	—	(20,290)	—	(20,290)
Purchases of common shares	(5,681)	—	5,681	(254,121)	—	—	—	(254,121)
Exercise of stock options	455	—	(455)	14,137	3,136	—	—	17,273
Restricted shares vested	244	—	(244)	7,380	(7,380)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	340	—	—	340
Share activity related to deferred compensation plan	—	—	—	3	9	—	—	12
Other	4	—	(4)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	16,691	—	—	16,691
Balance - July 30, 2016	44,136	1,175	73,359	(2,295,162)	600,594	2,251,323	(14,432)	543,498
Comprehensive income	—	—	—	—	—	91,454	14,432	105,886
Dividends declared ($0.42 per share)	—	—	—	—	—	(19,459)	—	(19,459)
Purchases of common shares	(4)	—	4	(183)	—	—	—	(183)
Exercise of stock options	118	—	(118)	3,697	686	—	—	4,383
Restricted shares vested	8	—	(8)	269	(269)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	170	—	—	170
Share activity related to deferred compensation plan	—	—	—	—	(3)	—	—	(3)
Other	1	—	(1)	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	16,338	—	—	16,338
Balance - January 28, 2017	44,259	1,175	73,236	(2,291,379)	617,516	2,323,318	—	650,630
Comprehensive income	—	—	—	—	—	80,632	—	80,632
Dividends declared ($0.50 per share)	—	—	—	—	—	(22,836)	—	(22,836)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	—	95
Purchases of common shares	(2,976)	—	2,976	(143,475)	—	—	—	(143,475)
Exercise of stock options	147	—	(147)	4,619	796	—	—	5,415
Restricted shares vested	344	—	(344)	10,790	(10,790)	—	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—	—
Share activity related to deferred compensation plan	—	—	—	(3)	—	—	—	(3)
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	14,480	—	—	14,480
Balance - July 29, 2017	42,205	$1,175	75,290	$(2,405,925)	$608,720	$2,380,968	$—	$584,938

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Operating activities:
Net income	$80,632	$61,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,722	54,587
Deferred income taxes	(520)	(12,653)
(Gain) loss on disposition of property and equipment	(67)	708
Non-cash share-based compensation expense	14,480	16,691
Excess tax benefit from share-based awards	—	(911)
Unrealized gain on fuel derivative instruments	(350)	(1,664)
Pension expense, net of contributions	—	1,911
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	48,205	41,352
Accounts payable	(37,219)	3,356
Current income taxes	(39,185)	(42,185)
Other current assets	(13,631)	(663)
Other current liabilities	(13,158)	(15,538)
Other assets	(5,351)	(5,266)
Other liabilities	13,404	10,401
Net cash provided by operating activities	99,962	111,500
Investing activities:
Capital expenditures	(53,245)	(45,247)
Cash proceeds from sale of property and equipment	1,561	219
Other	(7)	(2)
Net cash used in investing activities	(51,691)	(45,030)
Financing activities:
Net proceeds from borrowings under bank credit facility	120,200	195,600
Payment of capital lease obligations	(2,008)	(2,245)
Dividends paid	(23,555)	(19,879)
Proceeds from the exercise of stock options	5,415	17,273
Excess tax benefit from share-based awards	—	911
Payment for treasury shares acquired	(143,475)	(254,121)
Other	(3)	216
Net cash used in financing activities	(43,426)	(62,245)
Increase in cash and cash equivalents	4,845	4,225
Cash and cash equivalents:
Beginning of period	51,164	54,144
End of period	$56,009	$58,369

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer in the United States (“U.S.”). At July 29, 2017, we operated 1,429 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2017 (“2017”) is comprised of the 53 weeks that began on January 29, 2017 and will end on February 3, 2018.  Fiscal year 2016 (“2016”) was comprised of the 52 weeks that began on January 31, 2016 and ended on January 28, 2017.  The fiscal quarters ended July 29, 2017 (“second quarter of 2017”) and July 30, 2016 (“second quarter of 2016”) were both comprised of 13 weeks.  The year-to-date periods ended July 29, 2017 (“year-to-date 2017”) and July 30, 2016 (“year-to-date 2016”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $36.9 million and $35.4 million for the second quarter of 2017 and the second quarter of 2016, respectively, and $76.2 million and $73.1 million for the year-to-date 2017 and the year-to-date 2016, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $15.9 million and $16.6 million for the second quarter of 2017 and the second quarter of 2016, respectively, and $35.8 million and $36.7 million for the year-to-date 2017 and the year-to-date 2016, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2017 and the year-to-date 2016:

	Twenty-Six Weeks Ended
(In thousands)	July 29, 2017	July 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$2,094	$1,782
Cash paid for income taxes, excluding impact of refunds	$84,579	$101,047
Gross proceeds from borrowings under bank credit facility	$826,000	$884,900
Gross repayments of borrowings under bank credit facility	$705,800	$689,300
Non-cash activity:
Assets acquired under capital leases	$72	$132
Accrued property and equipment	$13,322	$11,179

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

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax deduction excess or deficiency attributable to awards that vest or settle as income tax expense in the reporting period they vest or settle. Additionally, this update clarifies the presentation of certain components of share-based awards in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.

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

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the credit facility that among other things extended its expiration date to May 30, 2020 (as amended, the “2011 Credit Agreement”).

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At July 29, 2017, we had $226.6 million of borrowings outstanding under the 2011 Credit Agreement and $16.0 million was committed to outstanding letters of credit, leaving $457.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $29.5 million and $24.1 million at July 29, 2017 and January 28, 2017, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at July 29, 2017 or July 30, 2016 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and performance share units.  For all periods presented, the stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial.  Antidilutive stock options generally consist of outstanding stock options with an exercise price per share that is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, restricted stock units, and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards, restricted stock units, and performance share units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On February 28, 2017, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150 million of our common shares (“2017 Repurchase Program”). Pursuant to the 2017 Repurchase Program, we may repurchase common shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2017 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2017 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

During the second quarter of 2017, we acquired approximately 2.0 million of our outstanding common shares for $94.6 million under the 2017 Repurchase Program. During the year-to-date 2017, we acquired approximately 2.7 million of our outstanding common shares for $128.3 million under the 2017 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2017:		(In thousands)	(In thousands)
First quarter	$0.25	$11,547	$12,683
Second quarter	0.25	11,289	10,872
Total	$0.50	$22,836	$23,555

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2016 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $6.6 million and $8.2 million in the second quarter of 2017 and the second quarter of 2016, respectively, and $14.5 million and $16.7 million for the year-to-date 2017 and the year-to-date 2016, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12
Granted	180,196	51.49
Vested	(311,180)	43.27
Forfeited	(9,893)	42.71
Outstanding non-vested restricted stock at April 29, 2017	630,644	$44.22
Granted	24,710	48.75
Vested	(33,104)	46.11
Forfeited	(1,021)	48.99
Outstanding non-vested restricted stock at July 29, 2017	621,229	$44.29

The non-vested restricted stock units granted in the first and second quarters of 2017 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are probable of being achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted in 2013 have met the threshold financial performance objective and will vest in 2018 on the five-year anniversary of the grant date of the award.

Non-vested Stock Awards to Non-Employee Directors
In the second quarter of 2017, 16,816 common shares underlying the restricted stock awards granted in 2016 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2017 Annual Meeting of Shareholders. These awards were part of the annual compensation granted in 2016 to the non-employee members of the Board of Directors.
Additionally, in the second quarter of 2017, the chairman of our Board of Directors received an annual restricted stock unit grant having a grant date fair value of approximately $200,000. The remaining non-employees elected to our Board of Directors at our 2017 Annual Meeting of Shareholders each received an annual restricted stock unit grant having a grant date fair value of approximately $135,000.  The 2017 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2018 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

Performance Share Units
In the year-to-date 2017, we issued performance share units (“PSUs”) to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs that are issued and outstanding as follows:

Issue Year	PSUs at July 29, 2017	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2015	250,471	March 2017		Fiscal 2017
2016	341,300		March 2018	Fiscal 2018
2017	271,517		March 2019	Fiscal 2019
Total	863,288

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At July 29, 2017, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2015. In the year-to-date 2017, we recognized $8.1 million in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 28, 2017	360,357	$41.04
Granted	259,042	51.49
Vested	(360,357)	41.04
Forfeited	(7,730)	51.49
Outstanding PSUs at April 29, 2017	251,312	$51.49
Granted	—	—
Vested	—	—
Forfeited	(841)	51.49
Outstanding PSUs at July 29, 2017	250,471	$51.49

Stock Options
The following table summarizes stock option activity for the year-to-date 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2017	589,675	$38.75
Exercised	(104,987)	36.88
Forfeited	(5,000)	36.93
Outstanding stock options at April 29, 2017	479,688	$39.18	2.2	$5,424
Exercised	(41,687)	37.00
Forfeited	—	—
Outstanding stock options at July 29, 2017	438,001	$39.39	1.9	$4,835
Vested or expected to vest at July 29, 2017	438,001	$39.39	1.9	$4,835
Exercisable at July 29, 2017	424,562	$39.47	1.9	$4,652

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  With the adoption of ASU 2016-09, we have eliminated our annual forfeiture rate assumption.
The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2017	2016	2017	2016
Total intrinsic value of stock options exercised	$539	$4,780	$2,077	$5,580
Total fair value of restricted stock vested	1,629	1,289	17,829	11,072
Total fair value of performance shares vested	—	621	21,026	621

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2016 and 2017, at July 29, 2017 was approximately $24.8 million.  This compensation cost is expected to be recognized through May 2020 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.1 years from July 29, 2017.

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

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

2016
Discount rate	1.2%
Expected long-term rate of return	3.0%

The components of combined net periodic pension cost were as follows:

	Second Quarter	Year-to-Date
(In thousands)	2016	2016
Interest cost on projected benefit obligation	$215	$444
Expected investment return on plan assets	(397)	(781)
Amortization of actuarial loss	562	1,182
Settlement loss	139	1,255
Net periodic pension cost	$519	$2,100

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 4, 2018, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

The defendants filed a motion to dismiss the complaint, which was granted by the Court in an Opinion and Order dated April 14, 2015, which dismissed the plaintiff’s claims with prejudice with the exception of his claim for corporate waste and his assertion that our Board of Directors wrongfully rejected his demand to take action against the individually named defendants. On May 5, 2015, the Court so ordered the parties’ stipulation, staying plaintiff’s time to seek leave to amend his complaint in order to make a request to inspect the Company’s books and records pursuant to Ohio Revised Code §1701.37, and plaintiff served that request for inspection on May 8, 2015. On August 17, 2015, plaintiff filed an Amended Verified Shareholder Derivative Complaint. On September 30, 2015, defendants moved to dismiss the amended complaint. On December 29, 2016, the Court denied defendants’ motion to dismiss the amended complaint and ordered that the Brosz Action be consolidated with the Consolidated Derivative Action.

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

On August 1, 2016, our Board of Directors passed a resolution creating a special litigation committee (“SLC”) to conduct an independent investigation and determine, in its sole discretion, whether it is in the best interests of the Company to pursue, settle, or seek dismissal of, the claims asserted in the Consolidated Derivative Action, the Brosz Action, and the Tremblay Action. The SLC is composed of three members, each of whom is a director that is not a party to any of the derivative actions and was not a member of the Board until well after the relevant time period.  The SLC retained independent counsel and conducted an investigation. On October 20, 2016, the Company filed motions to stay all proceedings in the Consolidated Derivative Action and the Brosz Action pending the completion of the SLC’s investigation. The court granted the motion to stay all proceedings on December 15, 2016. As noted above, the Brosz action was consolidated with the Consolidated Derivative Action on December 29, 2016, and the Tremblay Action was voluntarily dismissed on January 12, 2017. On May 18, 2017, after concluding its investigation, the SLC filed a motion to dismiss the Consolidated Derivative Action. On May 19, 2017, the Court issued an order providing for discovery and briefing in connection with the SLC’s motion to dismiss and setting a schedule for further litigation of the merits of the lawsuit. The case is currently in discovery on the merits of the lawsuit and in connection with the SLC’s motion to dismiss.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. On May 27, 2016, the lead plaintiff moved for class certification (requesting a class period from March 2, 2012 through August 23, 2012) and to appoint class representatives and class counsel. Defendants opposed the motion. On March 17, 2017, the Court granted plaintiffs' motion, certifying the class and appointing class representatives and class counsel. On March 31, 2017, the Company filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for appeal of the Court's ruling with the U.S. Court of Appeals for the Sixth Circuit. That petition is currently pending. In the District Court, fact discovery was substantially completed on May 26, 2017, and the case is currently in expert discovery.

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

Tabletop Torches Matter
In 2013, we sold certain tabletop torch and citronella products manufactured by third parties. In August 2013, we recalled the tabletop torches and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third-party manufacturers of the products and the company that tested the tabletop torches for all of the expenses that we have incurred with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer of the tabletop torches may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and settled another lawsuit in the third quarter of 2015. We settled an additional lawsuit in the first quarter of 2017. In the second quarter of 2017, we reached a settlement with the plaintiff in the final lawsuit. Additionally, we have brought a separate lawsuit in the United States District Court of Massachusetts against the company that tested the tabletop torch and an additional lawsuit in the United States District Court for the Southern District of Ohio against the third-party manufacturers and the company that tested the tabletop torch. In the second quarter of 2017, we reached a settlement in principle with our primary and excess insurance carriers.  During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2017	2016	2017	2016
Furniture	$259,439	$249,276	$622,378	$606,333
Seasonal	232,810	216,493	416,561	401,129
Consumables	198,706	201,752	388,499	396,313
Food	182,451	189,199	379,403	391,679
Soft Home	176,440	168,373	364,514	354,530
Hard Home	97,640	101,251	188,159	201,209
Electronics, Toys, & Accessories	73,815	76,811	158,574	164,537
Net sales	$1,221,301	$1,203,155	$2,518,088	$2,515,730

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	Second Quarter	Year-to-Date
(In thousands)	2016	2016
Beginning of period	$(14,761)	$(15,977)
Other comprehensive income before reclassifications	(94)	73
Amounts reclassified from accumulated other comprehensive loss	423	1,472
Net period change	329	1,545
End of period	(14,432)	(14,432)

The amounts reclassified from accumulated other comprehensive loss are associated with our pension plans and have been reclassified to selling and administrative expenses in our statements of operations. Please see note 6 to the consolidated financial statements for further information on our pension plans.

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

Our outstanding derivative instrument contracts for the second quarter of 2017 were comprised of the following:

(In thousands)	July 29, 2017	January 28, 2017
Diesel fuel collars (in gallons)	5,150	4,425

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	July 29, 2017	January 28, 2017
Diesel fuel collars	Other current assets	$129	$135
	Other assets	403	180
	Accrued operating expenses	(632)	(1,001)
	Other liabilities	(558)	(322)
Total derivative instruments		$(658)	$(1,008)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		Second Quarter		Year-to-Date
Derivative Instrument	Statements of Operations Location	2017	2016	2017	2016
Diesel fuel collars
Realized	Other income (expense)	$(213)	$(561)	$(499)	$(1,362)
Unrealized	Other income (expense)	571	184	350	1,664
Total derivative instruments		$358	$(377)	$(149)	$302

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

The following are the results from the second quarter of 2017 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2016:

•	Net sales increased $18.1 million, or 1.5%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $20.5 million, or 1.8%.

•	Gross margin dollars increased $6.1 million, while gross margin rate decreased 10 basis points to 40.3% from 40.4% of sales.

•	Selling and administrative expenses decreased $1.5 million. As a percentage of net sales, selling and administrative expenses decreased 60 basis points to 34.0% of net sales.

•	Operating profit rate increased 70 basis points to 3.9%.

•	Diluted earnings per share increased to $0.67 per share from $0.50 per share.

•	Inventory increased by 0.2%, or $1.9 million, to $810.5 million from the second quarter of 2016.

•	We acquired 2.0 million of our outstanding common shares for $94.6 million under our 2017 Repurchase Program.

•
We declared and paid a quarterly cash dividend in the amount of $0.25 per common share in the second quarter of 2017 compared to a quarterly cash dividend of $0.21 per common share paid in the second quarter of 2016.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2017 and the year-to-date 2016:

	2017	2016
Stores open at the beginning of the fiscal year	1,432	1,449
Stores opened during the period	8	2
Stores closed during the period	(11)	(6)
Stores open at the end of the period	1,429	1,445

We continue to expect to close 20 net stores during 2017. We have increased our expectations to now open approximately 24 stores and close approximately 44 stores during 2017.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.7	59.6	59.6	60.1
Gross margin	40.3	40.4	40.4	39.9
Selling and administrative expenses	34.0	34.6	33.0	33.5
Depreciation expense	2.4	2.6	2.3	2.4
Operating profit	3.9	3.2	5.1	4.0
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense)	0.0	(0.0)	(0.0)	0.0
Income before income taxes	3.8	3.1	5.0	4.0
Income tax expense	1.4	1.2	1.8	1.5
Net income	2.4%	1.9%	3.2%	2.4%

SECOND QUARTER OF 2017 COMPARED TO SECOND QUARTER OF 2016

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the second quarter of 2017 and the second quarter of 2016, and the change in net sales (in dollars and percentage) and the change in comparable store sales for stores open at least fifteen months plus the results of our e-commerce net sales (“comp” or “comps”) (in percentage) from the second quarter of 2017 compared to the second quarter of 2016 were as follows:

Second Quarter
($ in thousands)	2017		2016		Change		Comps
Furniture	$259,439	21.3%	$249,276	20.7%	$10,163	4.1%	3.7%
Seasonal	232,810	19.1	216,493	18.0	16,317	7.5	8.0
Consumables	198,706	16.3	201,752	16.8	(3,046)	(1.5)	(0.9)
Food	182,451	14.9	189,199	15.7	(6,748)	(3.6)	(3.1)
Soft Home	176,440	14.4	168,373	14.0	8,067	4.8	5.2
Hard Home	97,640	8.0	101,251	8.4	(3,611)	(3.6)	(3.0)
Electronics, Toys, & Accessories	73,815	6.0	76,811	6.4	(2,996)	(3.9)	(5.0)
Net sales	$1,221,301	100.0%	$1,203,155	100.0%	$18,146	1.5%	1.8%

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

Net sales increased $18.1 million, or 1.5%, to $1,221.3 million in the second quarter of 2017, compared to $1,203.2 million in the second quarter of 2016.  The increase in net sales was driven by a 1.8% increase in our comps, which increased net sales by $20.5 million, partially offset by the net decrease of 16 stores since the end of the second quarter of 2016, which decreased net sales by $2.4 million. Our Seasonal, Soft Home, and Furniture merchandise categories generated positive comps:

•
The positive comps and net sales in our Seasonal category were primarily the result of strength in our lawn & garden and summer departments, which was a result of an improved quality of merchandise, a shift in merchandise mix towards a higher average retail value, and strategically higher inventory levels in the second quarter of 2017 compared to the second quarter of 2016.

•	Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers.

•
The Furniture category experienced increased net sales and comps during the second quarter of 2017, primarily driven by strength in our mattress and upholstery departments and the positive impact of our Easy Leasing lease-to-own program and our third-party, private label credit card offering.

The positive comps in Seasonal, Soft Home, and Furniture were offset by negative comps in Consumables, Food, Hard Home, and Electronics, Toys, & Accessories:

•
Consumables experienced a decrease in net sales and comps in numerous departments due to the timing of closeout inventory purchases that increased sales in the second quarter of 2016, which was partially offset by positive comps driven by new and expanded product offerings in our bath / body wash and over-the-counter / nutritional health products.

•
The Food category experienced decreased net sales and negative comps due to product mix imbalances and a highly competitive marketplace. During the first quarter of 2017, we invested in our inventory levels to correct certain product mix imbalances, including improvements to our “never out” product assortment. Jennifer began responding to the improved product assortment as the second quarter progressed.

•	The decreased net sales and negative comps in Hard Home and Electronics, Toys, & Accessories were a result of an intentionally narrowed merchandise assortment and linear footage allocation.

Gross Margin
Gross margin dollars increased by $6.1 million, or 1.3%, to $492.5 million for the second quarter of 2017, compared to $486.4 million for the second quarter of 2016. The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $7.3 million, partially offset by a slightly lower gross margin rate, which decreased gross margin dollars by approximately $1.2 million. Gross margin as a percentage of net sales decreased 10 basis points to 40.3% in the second quarter of 2017, compared to 40.4% in the second quarter of 2016. The gross margin rate decrease was principally due to a higher overall markdown rate, partially offset by both a higher initial mark-up, driven by favorable inbound freight costs and lower product costs, and a lower shrink rate in the second quarter of 2017 as compared to the second quarter of 2016.

Selling and Administrative Expenses
Selling and administrative expenses were $415.2 million for the second quarter of 2017, compared to $416.7 million for the second quarter of 2016. The decrease of $1.5 million, or 0.4%, was primarily driven by a decrease in share-based compensation of $1.6 million. The decrease in share-based compensation expense was primarily a result of fewer performance share units expensing in 2017 compared to 2016.

As a percentage of net sales, selling and administrative expenses decreased 60 basis points to 34.0% for the second quarter of 2017 compared to 34.6% for the second quarter of 2016.

Depreciation Expense
Depreciation expense decreased $1.4 million to $29.4 million in the second quarter of 2017, compared to $30.8 million for the second quarter of 2016. Depreciation expense as a percentage of sales decreased 20 basis points to 2.4% for the second quarter of 2017 compared to 2.6% for the second quarter of 2016. The decrease was driven by a reduction in new store spending in 2015 and 2016 as compared to 2011 and 2012, as the initial store construction costs on those stores have completed their depreciation cycle.

Interest Expense
Interest expense was $1.6 million in the second quarter of 2017, compared to $1.5 million in the second quarter of 2016. The increase in interest expense was primarily driven by an increase in our average interest rate on our revolving debt in the second quarter of 2017 compared to the second quarter of 2016. The increase in interest rate was partially offset by a decrease in total average borrowings. We had total average borrowings (including capital leases) of $240.2 million in the second quarter of 2017 compared to total average borrowings of $289.3 million in the second quarter of 2016. The decrease in total average borrowings (including capital leases) was primarily due to a decrease of $43.9 million to our average revolving debt balance under the 2011 Credit Agreement, which was primarily the result of repurchasing fewer shares under our Repurchase Program during the second quarter of 2017 compared to the second quarter of 2016.

Other Income (Expense)
Other income (expense) was $0.4 million in the second quarter of 2017, compared to $(0.4) million in the second quarter of 2016. The change from 2016 to 2017 was driven by a change in pricing trends for diesel fuel. We realized losses on our diesel fuel hedging contracts that settled during both periods, as diesel fuel prices were below our collar limits. Current diesel prices during the second quarter of 2016 were both lower and further below our collar limits than the second quarter of 2017. In both periods, we recognized unrealized gains due to an increase in forecasted future fuel prices, which positively impacted the valuation of our hedges.

Income Taxes
The effective income tax rate for the second quarter of 2017 and the second quarter of 2016 was 37.7% and 38.6%, respectively.  The decrease in the effective income tax rate was primarily attributable to a decrease in nondeductible expenses and the net excess tax benefits associated with settlement of share-based payment awards (due to the adoption of ASU 2016-09).  Rates were also impacted by higher pretax earnings this year.

YEAR-TO-DATE 2017 COMPARED TO YEAR-TO-DATE 2016

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2017 and the year-to-date 2016, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2017 compared to the year-to-date 2016 were as follows:

Year-to-Date
($ in thousands)	2017		2016		Change		Comps
Furniture	$622,378	24.7%	$606,333	24.1%	$16,045	2.6%	2.4%
Seasonal	416,561	16.5	401,129	15.9	15,432	3.8	4.4
Consumables	388,499	15.4	396,313	15.8	(7,814)	(2.0)	(1.2)
Food	379,403	15.1	391,679	15.6	(12,276)	(3.1)	(2.5)
Soft Home	364,514	14.5	354,530	14.1	9,984	2.8	3.4
Hard Home	188,159	7.5	201,209	8.0	(13,050)	(6.5)	(5.8)
Electronics, Toys, & Accessories	158,574	6.3	164,537	6.5	(5,963)	(3.6)	(5.4)
Net sales	$2,518,088	100.0%	$2,515,730	100.0%	$2,358	0.1%	0.4%

Net sales increased $2.4 million, or 0.1%, to $2,518.1 million in the year-to-date 2017, compared to $2,515.7 million in the year-to-date 2016.  The increase in net sales was principally due to a 0.4% increase in comps, which increased net sales by $9.2 million, partially offset by the net decrease of 16 stores since the end of the second quarter of 2016, which decreased net sales by $6.8 million.

Our Seasonal, Soft Home, and Furniture merchandise categories generated positive comps:

•
The positive comps and increased net sales in our Seasonal category were primarily the result of strength in our summer and lawn & garden departments, which was the result of improved product assortment and strategically higher inventory levels in 2017 compared to 2016.

•	Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers.

•
The Furniture category experienced increased net sales and comps during the year-to-date 2017, primarily driven by strength in our upholstery and mattress departments and the positive impact of our Easy Leasing lease-to-own program and our third-party, private label credit card offering.

The positive comps in Seasonal, Soft Home, and Furniture were offset by negative comps in Consumables, Food, Electronics, Toys, & Accessories and Hard Home:

•
Consumables experienced a decrease in net sales and comps in numerous departments due to the timing of closeout inventory purchases, which was partially offset by positive comps in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program and space expansions in our bath / body wash and over-the-counter/nutritional health departments.

•
The Food category experienced negative net sales and comps due to merchandising execution, such as product mix imbalances. We invested in growing our Food inventory position from the beginning of the year to address these imbalances in future periods.

•	The negative comps and decreased net sales in Electronics, Toys, & Accessories and Hard Home were a result of an intentionally narrowed merchandise assortment.

For the third quarter of 2017, we expect comparable store sales to increase in the low single digits. We forecast comparable store sales for the fourth quarter of 2017 to be in the range of flat to a 2% increase.

Gross Margin
Gross margin dollars increased $12.7 million, or 1.3%, to $1,016.8 million for the year-to-date 2017, compared to $1,004.1 million for the year-to-date 2016.  The increase in gross margin dollars was principally due to an increase in gross margin rate, which increased gross margin dollars by approximately $11.7 million, coupled with an increase in net sales of $2.4 million, which benefited gross margin dollars by approximately $1.0 million. Gross margin as a percentage of net sales increased 50 basis points to 40.4% in the year-to-date 2017, compared to 39.9% in the year-to-date 2016.  The gross margin rate increase was the result of a higher initial mark-up, driven by favorable inbound freight costs and lower product costs, and a lower shrink rate, partially offset by a higher overall markdown rate.

We expect our gross margin rate will be similar in the third quarter of 2017 to the third quarter of 2016. For the fourth quarter of 2017, we anticipate our gross margin rate will be slightly lower than the fourth quarter of 2016 principally due to a favorable physical inventory shrink adjustment which occurred in fourth quarter of 2016 that is not currently forecasted to occur in the fourth quarter of 2017.

Selling and Administrative Expenses
Selling and administrative expenses were $831.1 million for the year-to-date 2017, compared to $842.1 million for the year-to-date 2016. The decrease of $11.0 million, or 1.3%, was primarily driven by decreases in legal settlement costs of $4.8 million, utility expenses of $2.3 million, accrued bonus expense of $2.3 million, and share-based compensation expense of $2.2 million, and the absence of $1.3 million in pension settlement charges in 2017, partially offset by increases in occupancy charges of $3.4 million, distribution and outbound transportation costs of $3.1 million, and corporate office payroll expenses of $2.3 million. During the year-to-date 2016, we incurred $5.2 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. The decrease in utility expenses was primarily driven by cost saving initiatives, such as our LED lighting replacement project. The decrease in accrued bonus expense was driven by our current performance relative to our operating plan in the year-to-date 2017 as compared to our out-performance relative to our operating plan in the year-to-date 2016. The decrease in share-based compensation expense was primarily a result of fewer performance share units expensing in 2017 compared to 2016. Additionally, we incurred $1.3 million in pension settlement charges during the year-to-date 2016, which was the result of the termination of our pension plans. The increase in occupancy charges is primarily driven by annual rent increases for the renewal of expiring leases. The increase in distribution and outbound transportation costs of $3.1 million was driven by higher fuel prices in the year-to-date 2017 compared to the year-to-date 2016, coupled with additional expenses as we continue to sell and ship larger sized items in our Furniture and Seasonal categories. The increase in corporate office payroll expenses was primarily driven by annual merit increases.

As a percentage of net sales, selling and administrative expenses decreased 50 basis points to 33.0% for the year-to-date 2017 and compared to 33.5% for the year-to-date 2016.

During the third and fourth quarters of 2017, we anticipate that our selling and administrative expenses as a percentage of net sales will decrease slightly compared to the third and fourth quarters of 2016.

Depreciation Expense
Depreciation expense decreased $2.5 million to $58.0 million in the year-to-date 2017, compared to $60.5 million for the year-to-date 2016. The decrease was driven by the reduction in new store spending in 2015 and 2016 as compared to 2011 and 2012, as the initial store construction costs on those stores are completing their depreciation cycle. Depreciation expense as a percentage of sales decreased by 10 basis points compared to the year-to-date 2016.

We expect that our depreciation expense for the balance of 2017 will be slightly lower in comparison to the third and fourth quarter of 2016.

Interest Expense
Interest expense was $2.6 million in the year-to-date 2017, compared to $2.1 million in the year-to-date 2016.  The increase was driven by higher average borrowings under the 2011 Credit Agreement. The increase in interest expense was also driven by an increase in our average interest rate on our revolving debt in the year-to-date 2017 compared to the year-to-date 2016. Additionally, we had total average borrowings (including capital leases) of $193.3 million in the year-to-date 2017 compared to total average borrowings of $189.9 million in the year-to-date 2016. The increase in total average borrowings (including capital leases) was primarily due to an increase of $8.4 million to our average revolving debt balance under the 2011 Credit Agreement, which was primarily the result of a higher beginning debt balance in 2017 as compared to 2016.

Other Income (Expense)
Other income (expense) was $(0.1) million in the year-to-date 2017, compared to $0.4 million in the year-to-date 2016. The change from 2016 to 2017 was driven by a change in pricing trends for diesel fuel. During the year-to-date 2016, diesel prices increased which generated an overall gain, while in the year-to-date 2017 prices have moderated.

Income Taxes
The effective income tax rate for the year-to-date 2017 and the year-to-date 2016 was 35.5% and 38.4%, respectively. The decrease in the effective income tax rate was primarily attributable to the net excess tax benefits associated with vestings and exercises of share-based payment awards due to the adoption of ASU 2016-09 (as described in note 1), which decreased our effective income tax rate by approximately 2.5%, and a decrease in nondeductible expenses.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020. Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes. The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating. The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At July 29, 2017, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At July 29, 2017, we had $226.6 million in outstanding borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $457.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $16.0 million.

In February 2017, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding common shares. During the year-to-date 2017, we purchased approximately 2.7 million common shares at an average price of $48.00 per share under the 2017 Repurchase Program.

In the year-to-date 2017, we have declared and paid two quarterly cash dividends of $0.25 per common share each for a total paid amount of approximately $23.6 million.

In August 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on
September 22, 2017 to shareholders of record as of the close of business on September 8, 2017.

The following table compares the primary components of our cash flows from the year-to-date 2017 to the year-to-date 2016:

(In thousands)	2017	2016	Change
Net cash provided by operating activities	$99,962	$111,500	$(11,538)
Net cash used in investing activities	(51,691)	(45,030)	(6,661)
Net cash used in financing activities	$(43,426)	$(62,245)	$18,819

Cash provided by operating activities decreased by $11.5 million to $100.0 million in the year-to-date 2017 compared to $111.5 million of cash provided by operating activities in the year-to-date 2016. The decrease was driven by a decrease to accounts payable, which decreased our cash provided by operating activities by $40.6 million in the year-to-date 2017 compared to the year-to-date 2016. In the second quarter of 2017, we reduced our receipts of merchandise to manage our inventory levels, which resulted in a decrease in outstanding accounts payable. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $19.2 million, which was primarily driven by the increase in comparable store sales and an improved operating profit rate in the year-to-date 2017. Additionally, the net decrease in deferred income taxes increased cash provided by operating activities by $12.2 million in the year-to-date 2017 compared to the year-to-date 2016. In 2016, our deferred tax assets increased as a result of the revaluation of pension settlement liabilities. The pension settlements were paid in the fourth quarter of 2016 (impacting the year-to-date 2017), which resulted in a realization of the previously deferred income tax benefit.

Cash used in investing activities increased by $6.7 million to $51.7 million in the year-to-date 2017 compared to $45.0 million in the year-to-date 2016.  The increase was primarily driven by an $8.0 million increase in capital expenditures to $53.2 million in the year-to-date 2017 compared to $45.2 million in the year-to-date 2016. The increase in capital expenditures was driven by our increased investment in new store openings and our LED lighting program in the year-to-date 2017.

Cash used in financing activities decreased by $18.8 million to $43.4 million in the year-to-date 2017 compared to $62.2 million in the year-to-date 2016. The primary driver of this decrease was a $121.7 million decrease in cash used to repurchase common shares under our share repurchase programs in the year-to-date 2017 compared to the year-to-date 2016, partially offset by both a decrease of $75.4 million in net borrowings under our bank credit facility to $120.2 million in the year-to-date 2017 compared to $195.6 million in the year-to-date 2016 and a decrease of $11.9 million in proceeds from stock option exercises.

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

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At July 29, 2017, we had outstanding derivative instruments, in the form of collars, covering 5,150,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2017	1,550	1,550	$(365)
2018	2,400	2,400	(239)
2019	1,200	1,200	(54)
Total	5,150	5,150	$(658)

Additionally, at July 29, 2017, a 10% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $1.3 million.

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

Item 1A. Risk Factors

During the second quarter of 2017, there were no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2017 - May 27, 2017	698	$47.79	698	$83,021
May 28, 2017 - June 24, 2017	547	48.22	541	53,249
June 25, 2017 - July 29, 2017	739	47.67	738	21,742
Total	1,984	$47.87	1,977	$21,742

(1)
The 2017 Repurchase Program is comprised of a February 28, 2017 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares. During the second quarter of 2017, we purchased approximately 2.0 million of our common shares for approximately $94.6 million under the 2017 Repurchase Program.

(2)
In April, May, and June 2017, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 590, 6,151 and 160 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1*	Big Lots Senior Executive Severance Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2017

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)