Form 10-Q
period 2017-10-28
BIG LOTS INC
filed 2017-12-06
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 1, 2017, was 42,032,765.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 28, 2017

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	2

b)	Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	3

c)	Consolidated Balance Sheets at October 28, 2017 (Unaudited) and January 28, 2017 (Unaudited)	4

d)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	5

e)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	6

f)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signature		29

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,110,824	$1,105,498	$3,628,912	$3,621,228
Cost of sales (exclusive of depreciation expense shown separately below)	667,198	663,506	2,168,511	2,175,132
Gross margin	443,626	441,992	1,460,401	1,446,096
Selling and administrative expenses	408,314	409,695	1,239,440	1,251,844
Depreciation expense	29,508	30,294	87,489	90,770
Operating profit	5,804	2,003	133,472	103,482
Interest expense	(2,077)	(1,665)	(4,705)	(3,793)
Other income (expense)	405	673	323	1,031
Income before income taxes	4,132	1,011	129,090	100,720
Income tax (benefit) expense	(240)	(365)	44,086	37,970
Net income	$4,372	$1,376	$85,004	$62,750

Earnings per common share
Basic	$0.10	$0.03	$1.97	$1.37
Diluted	$0.10	$0.03	$1.95	$1.36

Weighted-average common shares outstanding:
Basic	41,967	44,165	43,155	45,678
Dilutive effect of share-based awards	557	761	409	578
Diluted	42,524	44,926	43,564	46,256

Cash dividends declared per common share	$0.25	$0.21	$0.75	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$4,372	$1,376	$85,004	$62,750
Other comprehensive income:
Amortization of pension, net of tax expense of $0, $217, $0, and $686, respectively	—	323	—	1,036
Valuation adjustment of pension, net of tax expense of $0, $111, $0 and $655, respectively	—	160	—	992
Total other comprehensive income	—	483	—	2,028
Comprehensive income	$4,372	$1,859	$85,004	$64,778

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	October 28, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$58,012	$51,164
Inventories	1,038,156	858,689
Other current assets	118,822	84,526
Total current assets	1,214,990	994,379
Property and equipment - net	537,563	525,851
Deferred income taxes	47,027	46,469
Other assets	46,529	41,008
Total assets	$1,846,109	$1,607,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493,097	$400,495
Property, payroll, and other taxes	87,007	81,306
Accrued operating expenses	77,683	71,251
Insurance reserves	41,561	40,269
Accrued salaries and wages	31,563	54,009
Income taxes payable	865	31,265
Total current liabilities	731,776	678,595
Long-term obligations	371,900	106,400
Deferred rent	56,622	56,035
Insurance reserves	56,948	56,593
Unrecognized tax benefits	15,732	15,853
Other liabilities	47,467	43,601
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 41,842 shares and 44,259 shares, respectively	1,175	1,175
Treasury shares - 75,653 shares and 73,236 shares, respectively, at cost	(2,425,049)	(2,291,379)
Additional paid-in capital	615,205	617,516
Retained earnings	2,374,333	2,323,318
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	565,664	650,630
Total liabilities and shareholders’ equity	$1,846,109	$1,607,707

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balance - January 30, 2016	49,101	$1,175	68,394	$(2,063,091)	$588,124	$2,210,239	$(15,977)	$720,470
Comprehensive income	—	—	—	—	—	62,750	2,028	64,778
Dividends declared ($0.63 per share)	—	—	—	—	—	(29,989)	—	(29,989)
Purchases of common shares	(5,684)	—	5,684	(254,289)	—	—	—	(254,289)
Exercise of stock options	492	—	(492)	15,309	3,354	—	—	18,663
Restricted shares vested	251	—	(251)	7,623	(7,623)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	413	—	—	413
Share activity related to deferred compensation plan	—	—	—	1	9	—	—	10
Other	5	—	(5)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	24,815	—	—	24,815
Balance - October 29, 2016	44,178	1,175	73,317	(2,293,917)	608,766	2,243,000	(13,949)	545,075
Comprehensive income	—	—	—	—	—	90,078	13,949	104,027
Dividends declared ($0.21 per share)	—	—	—	—	—	(9,760)	—	(9,760)
Purchases of common shares	(1)	—	1	(15)	—	—	—	(15)
Exercise of stock options	81	—	(81)	2,525	468	—	—	2,993
Restricted shares vested	1	—	(1)	26	(26)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	97	—	—	97
Share activity related to deferred compensation plan	—	—	—	2	(3)	—	—	(1)
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	8,214	—	—	8,214
Balance - January 28, 2017	44,259	1,175	73,236	(2,291,379)	617,516	2,323,318	—	650,630
Comprehensive income	—	—	—	—	—	85,004	—	85,004
Dividends declared ($0.75 per share)	—	—	—	—	—	(33,843)	—	(33,843)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	—	95
Purchases of common shares	(3,437)	—	3,437	(165,732)	—	—	—	(165,732)
Exercise of stock options	222	—	(222)	7,023	1,391	—	—	8,414
Restricted shares vested	367	—	(367)	11,520	(11,520)	—	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—	—
Share activity related to deferred compensation plan	—	—	—	(4)	—	—	—	(4)
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	21,100	—	—	21,100
Balance - October 28, 2017	41,842	$1,175	75,653	$(2,425,049)	$615,205	$2,374,333	$—	$565,664

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Operating activities:
Net income	$85,004	$62,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79,404	81,813
Deferred income taxes	(463)	(9,703)
(Gain) loss on disposition of property and equipment	(48)	760
Non-cash share-based compensation expense	21,100	24,815
Excess tax benefit from share-based awards	—	(1,000)
Unrealized gain on fuel derivative instruments	(961)	(2,844)
Pension expense, net of contributions	—	(3,213)
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(179,466)	(186,355)
Accounts payable	92,603	121,348
Current income taxes	(54,016)	(47,032)
Other current assets	(11,994)	1,836
Other current liabilities	(12,355)	(6,105)
Other assets	(5,884)	(4,870)
Other liabilities	16,148	11,336
Net cash provided by operating activities	29,072	43,536
Investing activities:
Capital expenditures	(95,081)	(72,105)
Cash proceeds from sale of property and equipment	1,798	266
Other	(10)	(3)
Net cash used in investing activities	(93,293)	(71,842)
Financing activities:
Net proceeds from borrowings under bank credit facility	265,500	300,600
Payment of capital lease obligations	(2,916)	(3,114)
Dividends paid	(34,193)	(29,169)
Proceeds from the exercise of stock options	8,414	18,663
Excess tax benefit from share-based awards	—	1,000
Payment for treasury shares acquired	(165,732)	(254,289)
Other	(4)	214
Net cash provided by financing activities	71,069	33,905
Increase in cash and cash equivalents	6,848	5,599
Cash and cash equivalents:
Beginning of period	51,164	54,144
End of period	$58,012	$59,743

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a unique, non-traditional, discount retailer in the United States (“U.S.”). At October 28, 2017, we operated 1,426 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2017 (“2017”) is comprised of the 53 weeks that began on January 29, 2017 and will end on February 3, 2018.  Fiscal year 2016 (“2016”) was comprised of the 52 weeks that began on January 31, 2016 and ended on January 28, 2017.  The fiscal quarters ended October 28, 2017 (“third quarter of 2017”) and October 29, 2016 (“third quarter of 2016”) were both comprised of 13 weeks.  The year-to-date periods ended October 28, 2017 (“year-to-date 2017”) and October 29, 2016 (“year-to-date 2016”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $39.4 million and $38.2 million for the third quarter of 2017 and the third quarter of 2016, respectively, and $115.6 million and $111.3 million for the year-to-date 2017 and the year-to-date 2016, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $15.3 million and $15.6 million for the third quarter of 2017 and the third quarter of 2016, respectively, and $51.1 million and $52.3 million for the year-to-date 2017 and the year-to-date 2016, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2017 and the year-to-date 2016:

	Thirty-Nine Weeks Ended
(In thousands)	October 28, 2017	October 29, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$3,835	$3,127
Cash paid for income taxes, excluding impact of refunds	$99,037	$102,418
Gross proceeds from borrowings under bank credit facility	$1,246,300	$1,285,500
Gross repayments of borrowings under bank credit facility	$980,800	$984,900
Non-cash activity:
Assets acquired under capital leases	$90	$171
Accrued property and equipment	$15,224	$10,074

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017, but allowed for early adoption as of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We have evaluated the impact this guidance will have on our consolidated financial statements as well as considered our adoption method. There will not be a significant change in the timing of the recognition of our revenue or costs; although upon adoption of this standard, our principal versus agent presentation of an immaterial portion of our vendor relationships will be impacted. We will adopt the new standard effective February 4, 2018, using the full retrospective method. We will continue to evaluate ASU 2014-09 through the date of adoption.

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

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax deduction excess or deficiency attributable to awards that vest or settle as income tax expense in the reporting period they vest or settle. Additionally, this update clarifies the presentation of certain components of share-based awards in the statement of cash flows. The ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At October 28, 2017, we had $371.9 million of borrowings outstanding under the 2011 Credit Agreement and $8.4 million was committed to outstanding letters of credit, leaving $319.7 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $30.7 million and $24.1 million at October 28, 2017 and January 28, 2017, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at October 28, 2017 or October 29, 2016 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and performance share units.  For all periods presented, the stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial.  Antidilutive stock options generally consist of outstanding stock options with an exercise price per share that is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock awards, restricted stock units, and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards, restricted stock units, and performance share units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On February 28, 2017, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150 million of our common shares (“2017 Repurchase Program”). The 2017 Repurchase Program was exhausted during the third quarter of 2017.

During the third quarter of 2017, we acquired approximately 0.5 million of our outstanding common shares for $21.7 million under the 2017 Repurchase Program. During the year-to-date 2017, we acquired approximately 3.1 million of our outstanding common shares for $150.0 million under the 2017 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2017:		(In thousands)	(In thousands)
First quarter	$0.25	$11,547	$12,683
Second quarter	0.25	11,289	10,872
Third quarter	0.25	11,007	10,638
Total	$0.75	$33,843	$34,193

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2016 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $6.6 million and $8.1 million in the third quarter of 2017 and the third quarter of 2016, respectively, and $21.1 million and $24.8 million for the year-to-date 2017 and the year-to-date 2016, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12
Granted	180,196	51.49
Vested	(311,180)	43.27
Forfeited	(9,893)	42.71
Outstanding non-vested restricted stock at April 29, 2017	630,644	$44.22
Granted	24,710	48.75
Vested	(33,104)	46.11
Forfeited	(1,021)	48.99
Outstanding non-vested restricted stock at July 29, 2017	621,229	$44.29
Granted	830	51.00
Vested	(22,806)	32.23
Forfeited	(3,901)	44.71
Outstanding non-vested restricted stock at October 28, 2017	595,352	$44.76

The non-vested restricted stock units granted in the year-to-date 2017 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if it is probable that certain threshold financial performance objectives will be achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted in 2013 have met the applicable threshold financial performance objective and will vest in 2018 on the five-year anniversary of the grant date of the award.

Non-vested Stock Awards to Non-Employee Directors
In the second quarter of 2017, 16,816 common shares underlying the restricted stock awards granted in 2016 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2017 Annual Meeting of Shareholders. These awards were part of the annual compensation to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2017, the chairman of our Board of Directors received an annual restricted stock unit grant having a grant date fair value of approximately $200,000. The remaining non-employees elected to our Board of Directors at our 2017 Annual Meeting of Shareholders each received an annual restricted stock unit grant having a grant date fair value of approximately $135,000.  The 2017 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2018 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

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

We have begun or expect to begin recognizing expense related to PSUs that have been issued and are outstanding as follows:

Issue Year	PSUs at October 28, 2017	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2015	250,219	March 2017		Fiscal 2017
2016	339,847		March 2018	Fiscal 2018
2017	270,721		March 2019	Fiscal 2019
Total	860,787

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At October 28, 2017, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2015. In the year-to-date 2017 and the year-to-date 2016, we recognized $11.7 million and $13.1 million, respectively in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 28, 2017	360,357	$41.04
Granted	259,042	51.49
Vested	(360,357)	41.04
Forfeited	(7,730)	51.49
Outstanding PSUs at April 29, 2017	251,312	$51.49
Granted	—	—
Vested	—	—
Forfeited	(841)	51.49
Outstanding PSUs at July 29, 2017	250,471	$51.49
Granted	—	—
Vested	—	—
Forfeited	(252)	51.49
Outstanding PSUs at October 28, 2017	250,219	$51.49

Stock Options
The following table summarizes stock option activity for the year-to-date 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2017	589,675	$38.75
Exercised	(104,987)	36.88
Forfeited	(5,000)	36.93
Outstanding stock options at April 29, 2017	479,688	$39.18	2.2	$5,424
Exercised	(41,687)	37.00
Forfeited	—	—
Outstanding stock options at July 29, 2017	438,001	$39.39	1.9	$4,835
Exercised	(75,125)	39.92
Forfeited	—	—
Outstanding stock options at October 28, 2017	362,876	$39.28	1.8	$4,550
Vested or expected to vest at October 28, 2017	362,876	$39.28	1.8	$4,550
Exercisable at October 28, 2017	352,562	$39.35	1.8	$4,398

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  With the adoption of ASU 2016-09, we have eliminated our annual forfeiture rate assumption.

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2017	2016	2017	2016
Total intrinsic value of stock options exercised	$875	$549	$2,952	$6,129
Total fair value of restricted stock vested	1,114	397	18,943	11,469
Total fair value of performance shares vested	—	—	21,026	621

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2016 and 2017, at October 28, 2017 was approximately $18.0 million.  This compensation cost is expected to be recognized through October 2020 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.5 years from October 28, 2017.

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

The weighted-average assumptions used to determine net periodic pension cost for our plans were as follows:

2016
Discount rate	1.1%
Expected long-term rate of return	2.8%

The components of combined net periodic pension cost were as follows:

	Third Quarter	Year-to-Date
(In thousands)	2016	2016
Interest cost on projected benefit obligation	$208	$652
Expected investment return on plan assets	(388)	(1,169)
Amortization of actuarial loss	540	1,722
Settlement loss	316	1,571
Net periodic pension cost	$676	$2,776

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 3, 2018, based on 1) expected cash and noncash settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.0 million.  Actual results may differ materially from this estimate.

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

We received a letter dated January 28, 2013, sent on behalf of a shareholder demanding that our Board of Directors investigate and take action in connection with the allegations made in the derivative and securities lawsuits described here within. The shareholder indicated that he would commence a derivative lawsuit if our Board of Directors failed to take the demanded action. On March 6, 2013, our Board of Directors referred the shareholder’s letter to a committee of independent directors to investigate the matter. That committee, with the assistance of independent outside counsel, investigated the allegations in the shareholder’s demand letter and, on August 28, 2013, reported its findings to our Board of Directors along with its recommendation that the Board reject the shareholder’s demand. Our Board of Directors unanimously accepted the recommendation of the demand investigation committee and, on September 9, 2013, outside counsel for the committee sent a letter to counsel for the shareholder informing the shareholder of the Board’s determination. On October 18, 2013, the shareholder filed a derivative lawsuit captioned Brosz v. Fishman et al., No. 1:13-cv-00753 (S.D. Ohio) (the “Brosz Action”) in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers originally named in the 2012 shareholder derivative lawsuit. The plaintiff’s complaint generally alleged that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint asserted claims under Ohio law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and misappropriation of trade secrets and sought damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses.

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

On August 1, 2016, our Board of Directors passed a resolution creating a special litigation committee (“SLC”) to conduct an independent investigation and determine, in its sole discretion, whether it is in the best interests of the Company to pursue, settle, or seek dismissal of, the claims asserted in the Consolidated Derivative Action, the Brosz Action, and the Tremblay Action. The SLC is composed of three members, each of whom is a director that is not a party to any of the derivative actions and was not a member of the Board until well after the relevant time period.  The SLC retained independent counsel and conducted an investigation. On October 20, 2016, the Company filed motions to stay all proceedings in the Consolidated Derivative Action and the Brosz Action pending the completion of the SLC’s investigation. The court granted the motion to stay all proceedings on December 15, 2016. As noted above, the Brosz action was consolidated with the Consolidated Derivative Action on December 29, 2016, and the Tremblay Action was voluntarily dismissed on January 12, 2017. On May 18, 2017, after concluding its investigation, the SLC filed a motion to dismiss the Consolidated Derivative Action. On May 19, 2017, the Court issued an order providing for discovery and briefing in connection with the SLC’s motion to dismiss and setting a schedule for further litigation of the merits of the lawsuit. The parties have reached an agreement in principle to settle the lawsuit, subject to execution of final documentation and Court approval.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. On May 27, 2016, the lead plaintiff moved for class certification (requesting a class period from March 2, 2012 through August 23, 2012) and to appoint class representatives and class counsel. Defendants opposed the motion. On March 17, 2017, the Court granted plaintiffs' motion, certifying the class and appointing class representatives and class counsel. On March 31, 2017, defendants filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for appeal of the Court's ruling with the U.S. Court of Appeals for the Sixth Circuit. Defendant’s petition was granted on August 23, 2017, and briefing on the appeal is currently underway. On August 28, 2017, defendants filed a motion in the District Court to stay all further proceedings pending the resolution of defendants’ appeal of class certification. On September 19, 2017, the District Court granted defendants’ motion and stayed all proceedings, except for the exchange of expert reports, pending the resolution of defendants’ appeal. Fact discovery in the District Court was substantially completed on May 26, 2017.

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

Tabletop Torches Matter
In 2013, we sold certain tabletop torch and citronella products manufactured by third parties. In August 2013, we recalled the tabletop torches and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third-party manufacturers of the products and the company that tested the tabletop torches for all of the expenses that we have incurred with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer of the tabletop torches may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and settled another lawsuit in the third quarter of 2015. We settled an additional lawsuit in the first quarter of 2017. In the second quarter of 2017, we reached a settlement with the plaintiff in the final lawsuit. Additionally, we have brought a separate lawsuit in the United States District Court of Massachusetts against the company that tested the tabletop torch and an additional lawsuit in the United States District Court for the Southern District of Ohio against the third-party manufacturers and the company that tested the tabletop torch. In the second quarter of 2017, we reached a settlement in principle with our primary and excess insurance carriers.  In the third quarter of 2017, we finalized the settlement with our insurance carriers and collected the associated settlement funds, which resulted in a $3.0 million gain. In addition, our excess insurance carrier has negotiated a settlement with each of the third-party manufacturers and the company that tested the tabletop torch. Once those settlements are finalized, all pending actions will be dismissed. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2017	2016	2017	2016
Furniture	$278,017	$272,639	$900,395	$878,972
Consumables	198,236	197,545	586,735	593,859
Food	193,984	199,063	573,387	590,742
Soft Home	188,342	180,389	552,856	534,919
Hard Home	97,676	98,140	285,835	299,348
Seasonal	83,672	77,183	500,233	478,311
Electronics, Toys, & Accessories	70,897	80,539	229,471	245,077
Net sales	$1,110,824	$1,105,498	$3,628,912	$3,621,228

NOTE 10 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	Third Quarter	Year-to-Date
(In thousands)	2016	2016
Beginning of period	$(14,432)	$(15,977)
Other comprehensive income before reclassifications	(27)	46
Amounts reclassified from accumulated other comprehensive loss	510	1,982
Net period change	483	2,028
End of period	(13,949)	(13,949)

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	October 28, 2017	January 28, 2017
Diesel fuel collars (in gallons)	4,400	4,425

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	October 28, 2017	January 28, 2017
Diesel fuel collars	Other current assets	$190	$135
	Other assets	291	180
	Accrued operating expenses	(273)	(1,001)
	Other liabilities	(255)	(322)
Total derivative instruments		$(47)	$(1,008)

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss)
(In thousands)		Third Quarter		Year-to-Date
Derivative Instrument	Statements of Operations Location	2017	2016	2017	2016
Diesel fuel collars
Realized	Other income (expense)	$(180)	$(483)	$(678)	$(1,845)
Unrealized	Other income (expense)	611	1,180	961	2,844
Total derivative instruments		$431	$697	$283	$999

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

The following are the results from the third quarter of 2017 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2016:

•	Net sales increased $5.3 million, or 0.5%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $11.0 million, or 1.0%.

•	Gross margin dollars increased $1.6 million, while gross margin rate decreased 10 basis points to 39.9% from 40.0% of sales.

•	Selling and administrative expenses decreased $1.4 million. As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 36.8% of net sales.

•	Operating profit rate increased 30 basis points to 0.5%.

•	Diluted earnings per share increased to $0.10 per share from $0.03 per share.

•	Inventory increased by 0.2%, or $1.8 million, to $1,038.2 million from the third quarter of 2016.

•	We acquired 0.5 million of our outstanding common shares for $21.7 million under our 2017 Repurchase Program.

•
We declared and paid a quarterly cash dividend in the amount of $0.25 per common share in the third quarter of 2017 compared to a quarterly cash dividend of $0.21 per common share paid in the third quarter of 2016.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2017 and the year-to-date 2016:

	2017	2016
Stores open at the beginning of the fiscal year	1,432	1,449
Stores opened during the period	19	6
Stores closed during the period	(25)	(13)
Stores open at the end of the period	1,426	1,442

We now expect to close 16 net stores during 2017. We continue to expect to open approximately 24 stores and now expect to close approximately 40 stores during 2017.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.1	60.0	59.8	60.1
Gross margin	39.9	40.0	40.2	39.9
Selling and administrative expenses	36.8	37.1	34.2	34.6
Depreciation expense	2.7	2.7	2.4	2.5
Operating profit	0.5	0.2	3.7	2.9
Interest expense	(0.2)	(0.2)	(0.1)	(0.1)
Other income (expense)	0.0	0.1	0.0	0.0
Income before income taxes	0.4	0.1	3.6	2.8
Income tax (benefit) expense	(0.0)	(0.0)	1.2	1.0
Net income	0.4%	0.1%	2.3%	1.7%

THIRD QUARTER OF 2017 COMPARED TO THIRD QUARTER OF 2016

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the third quarter of 2017 and the third quarter of 2016, and the change in net sales (in dollars and percentage) and the change in comparable store sales for stores open at least fifteen months plus the results of our e-commerce net sales (“comp” or “comps”) (in percentage) from the third quarter of 2017 compared to the third quarter of 2016 were as follows:

Third Quarter
($ in thousands)	2017		2016		Change		Comps
Furniture	$278,017	25.0%	$272,639	24.6%	$5,378	2.0%	1.8%
Consumables	198,236	17.8	197,545	17.9	691	0.3	1.4
Food	193,984	17.5	199,063	18.0	(5,079)	(2.6)	(1.9)
Soft Home	188,342	17.0	180,389	16.3	7,953	4.4	5.1
Hard Home	97,676	8.8	98,140	8.9	(464)	(0.5)	0.5
Seasonal	83,672	7.5	77,183	7.0	6,489	8.4	9.6
Electronics, Toys, & Accessories	70,897	6.4	80,539	7.3	(9,642)	(12.0)	(12.3)
Net sales	$1,110,824	100.0%	$1,105,498	100.0%	$5,326	0.5%	1.0%

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

Net sales increased $5.3 million, or 0.5%, to $1,110.8 million in the third quarter of 2017, compared to $1,105.5 million in the third quarter of 2016.  The increase in net sales was driven by a 1.0% increase in our comps, which increased net sales by $11.0 million, partially offset by the net decrease of 16 stores since the end of the third quarter of 2016, which decreased net sales by $5.7 million. Our Seasonal, Soft Home, Furniture, Consumables, and Hard Home merchandise categories generated positive comps:

•
The positive comps and net sales in our Seasonal category were primarily the result of strength in our summer and lawn & garden departments which benefited from a better inventory position when transitioning into the third quarter of 2017. Seasonal comps also benefited from strength in our Harvest department.

•	Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers.

•
The Furniture category experienced increased net sales and comps during the third quarter of 2017, primarily driven by strength in our mattress and upholstery departments and the positive impact of our Easy Leasing lease-to-own program and our third-party, private label credit card offering.

•
Consumables experienced an increase in net sales and comps driven by new and expanded product offerings in our bath / body wash and over-the-counter / nutritional health products, which was partially offset by lower net sales in various departments due to the timing of closeout inventory purchases that increased sales in the third quarter of 2016.

•	The slightly positive comps in Hard Home were a result of strength in our table top, food prep, and home maintenance departments, which was partially offset by negative comps in auto and appliances.

The positive comps in our Seasonal, Soft Home, Furniture, Consumables, and Hard Home merchandise categories were partially offset by negative comps in our Food and Electronics, Toys, & Accessories categories:

•
The Food category experienced decreased net sales and negative comps due to product mix imbalances and a highly competitive marketplace. During the first quarter of 2017, we invested in our inventory levels to correct certain product mix imbalances, including improvements to our “never out” product assortment. Jennifer began responding positively to our improved product assortment in the second quarter of 2017 and has continued to throughout the third quarter of 2017.

•	The decreased net sales and negative comps in Electronics, Toys, & Accessories resulted from an intentionally narrowed merchandise assortment and linear footage allocation.

Gross Margin
Gross margin dollars increased by $1.6 million, or 0.4%, to $443.6 million for the third quarter of 2017, compared to $442.0 million for the third quarter of 2016. The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $2.1 million, partially offset by a slightly lower gross margin rate, which decreased gross margin dollars by approximately $0.5 million. Gross margin as a percentage of net sales decreased 10 basis points to 39.9% in the third quarter of 2017, compared to 40.0% in the third quarter of 2016. The gross margin rate decrease was principally due to a higher overall markdown rate, partially offset by both a higher initial mark-up, driven by favorable year-to-date cumulative inbound freight costs and lower product costs, and a lower shrink rate in the third quarter of 2017 as compared to the third quarter of 2016.

Selling and Administrative Expenses
Selling and administrative expenses were $408.3 million for the third quarter of 2017, compared to $409.7 million for the third quarter of 2016. The decrease of $1.4 million, or 0.3%, was primarily driven by a $3.0 million insurance recovery and decreases in self-insurance costs of $2.9 million, utility expenses of $1.5 million, and share-based compensation expenses of $1.5 million, partially offset by increases in occupancy charges of $2.7 million, professional fees of $1.2 million, distribution and transportation costs of $1.2 million, and corporate office payroll expenses of $1.1 million. In the third quarter of 2017, we recovered $3.0 million from our insurance carriers related to the previously disclosed tabletop torches matter. The decrease in self-insurance costs was driven by a decreased occurrence of high cost claims within our health benefit programs. The decrease in utility expenses was primarily driven by cost saving initiatives, such as our LED lighting replacement project. The decrease in share-based compensation expense was primarily a result of fewer performance share units expensing in 2017 compared to 2016. The increase in occupancy charges was primarily driven by annual rent increases for the renewal of expiring leases. The increase in professional fees was driven by consulting fees for various corporate projects. The increase in distribution and outbound transportation costs was driven by higher fuel prices in the third quarter of 2017 compared to the third quarter of 2016, coupled with additional expenses as we continue to sell and ship larger sized items in our Furniture and Seasonal categories. The increase in corporate office payroll expenses was primarily driven by annual merit increases.

As a percentage of net sales, selling and administrative expenses decreased 30 basis points to 36.8% for the third quarter of 2017 compared to 37.1% for the third quarter of 2016.

Depreciation Expense
Depreciation expense decreased $0.8 million to $29.5 million in the third quarter of 2017, compared to $30.3 million for the third quarter of 2016. The decrease was driven by a reduction in new store spending in 2015 and 2016 as compared to 2011 and 2012, as the initial store construction costs on those stores have completed their depreciation cycle.  Depreciation expense as a percentage of sales was flat at 2.7% for both the third quarter of 2017 and the third quarter of 2016.

Interest Expense
Interest expense was $2.1 million in the third quarter of 2017, compared to $1.7 million in the third quarter of 2016. The increase in interest expense was primarily driven by an increase in our average interest rate on our revolving debt in the third quarter of 2017 compared to the third quarter of 2016. The increase in interest rate was partially offset by a decrease in total average borrowings. We had total average borrowings (including capital leases) of $306.8 million in the third quarter of 2017 compared to total average borrowings of $325.9 million in the third quarter of 2016. The decrease in total average borrowings (including capital leases) was primarily due to a decrease of $13.6 million to our average revolving debt balance under the 2011 Credit Agreement, which was primarily the result of repurchasing fewer shares under our 2017 Repurchase Program compared to our repurchase program in 2016.

Other Income (Expense)
Other income (expense) was $0.4 million in the third quarter of 2017, compared to $0.7 million in the third quarter of 2016. The change from 2016 to 2017 was driven by a change in pricing trends for diesel fuel.

Income Taxes
The effective income tax benefit rate for the third quarter of 2017 and the third quarter of 2016 was 5.8% and 36.1%, respectively.  The decrease in the effective income tax benefit rate was primarily attributable to higher income before income taxes this year. Net favorability in discrete items increased this year and was principally driven by increased state income tax effective settlements, increased adjustment of the valuation allowance related to California hiring based credits and net excess tax benefits associated with vestings and exercises of share-based payment awards due to the adoption of ASU 2016-09 (as described in note 1).

YEAR-TO-DATE 2017 COMPARED TO YEAR-TO-DATE 2016

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2017 and the year-to-date 2016, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2017 compared to the year-to-date 2016 were as follows:

Year-to-Date
($ in thousands)	2017		2016		Change		Comps
Furniture	$900,395	24.8%	$878,972	24.2%	$21,423	2.4%	2.2%
Consumables	586,735	16.2	593,859	16.4	(7,124)	(1.2)	(0.3)
Food	573,387	15.8	590,742	16.3	(17,355)	(2.9)	(2.3)
Soft Home	552,856	15.2	534,919	14.8	17,937	3.4	4.0
Seasonal	500,233	13.8	478,311	13.2	21,922	4.6	5.2
Hard Home	285,835	7.9	299,348	8.3	(13,513)	(4.5)	(3.7)
Electronics, Toys, & Accessories	229,471	6.3	245,077	6.8	(15,606)	(6.4)	(7.6)
Net sales	$3,628,912	100.0%	$3,621,228	100.0%	$7,684	0.2%	0.6%

Net sales increased $7.7 million, or 0.2%, to $3,628.9 million in the year-to-date 2017, compared to $3,621.2 million in the year-to-date 2016.  The increase in net sales was principally due to a 0.6% increase in comps, which increased net sales by $20.2 million, partially offset by the net decrease of 16 stores since the end of the third quarter of 2016, which decreased net sales by $12.5 million.

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

The positive comps in our Seasonal, Soft Home, and Furniture merchandise categories were partially offset by negative comps in our Consumables, Food, Hard Home and Electronics, Toys, & Accessories merchandise categories:

•
Consumables experienced a decrease in net sales and comps in numerous departments due to the timing of closeout inventory purchases, which was partially offset by positive comps in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program and space expansions in our bath / body wash and over-the-counter / nutritional health departments.

•
The Food category experienced negative net sales and comps due to product mix imbalances and a highly competitive marketplace. We invested in growing our Food inventory position from the beginning of the year to address these imbalances and improving our assortment of "never out" products.

•	The negative comps and decreased net sales in Hard Home and Electronics, Toys, & Accessories resulted from an intentionally narrowed merchandise assortment.

For the fourth quarter of 2017, we expect comparable store sales to be in the range of flat to a 2% increase.

Gross Margin
Gross margin dollars increased $14.3 million, or 1.0%, to $1,460.4 million for the year-to-date 2017, compared to $1,446.1 million for the year-to-date 2016.  The increase in gross margin dollars was principally due to an increase in gross margin rate, which increased gross margin dollars by approximately $11.2 million, coupled with an increase in net sales of $7.7 million, which benefited gross margin dollars by approximately $3.1 million. Gross margin as a percentage of net sales increased 30 basis points to 40.2% in the year-to-date 2017, compared to 39.9% in the year-to-date 2016.  The gross margin rate increase was the result of a higher initial mark-up, driven by favorable year-to-date cumulative inbound freight costs and lower product costs, and a lower shrink rate, partially offset by a higher overall markdown rate.

For the fourth quarter of 2017, we anticipate our gross margin rate will be slightly lower than the fourth quarter of 2016 principally due to a favorable physical inventory shrink adjustment which occurred in fourth quarter of 2016 that is not currently forecasted to occur in the fourth quarter of 2017.

Selling and Administrative Expenses
Selling and administrative expenses were $1,239.4 million for the year-to-date 2017, compared to $1,251.8 million for the year-to-date 2016. The decrease of $12.4 million, or 1.0%, was primarily driven by decreases in legal settlement costs of $7.9 million, utility expenses of $3.9 million, share-based compensation expense of $3.7 million, accrued bonus expense of $3.1 million, and self-insurance costs of $2.9 million, partially offset by increases in occupancy charges of $6.1 million, distribution and outbound transportation costs of $4.3 million, corporate office payroll expenses of $3.4 million, and professional fees of $1.5 million. During the year-to-date 2016, we incurred $5.0 million in charges related to State of California wage and hour claims brought against both our stores and our distribution center and an action related to our handling of hazardous materials and hazardous waste in California. Additionally, in the year-to-date 2017, we collected $3.0 million in recoveries from our insurance carriers related to the previously disclosed tabletop torches matter. The decrease in utility expenses was primarily driven by cost saving initiatives, such as our LED lighting replacement project. The decrease in share-based compensation expense was primarily a result of fewer performance share units expensing in 2017 compared to 2016. The decrease in accrued bonus expense was driven by our current performance relative to our operating plan in the year-to-date 2017 as compared to our out-performance relative to our operating plan in the year-to-date 2016. The decrease in self-insurance costs was driven by a decreased occurrence of high cost claims within our health benefit program. The increase in occupancy charges was primarily driven by annual rent increases for the renewal of expiring leases. The increase in distribution and outbound transportation costs of $4.3 million was driven by higher fuel prices in the year-to-date 2017 compared to the year-to-date 2016, coupled with additional expenses as we continue to sell and ship larger sized items in our Furniture and Seasonal categories. The increase in corporate office payroll expenses was primarily driven by annual merit increases. The increase in professional fees was driven by consulting fees for various corporate projects.

As a percentage of net sales, selling and administrative expenses decreased 40 basis points to 34.2% for the year-to-date 2017 compared to 34.6% for the year-to-date 2016.

During the fourth quarter of 2017, we anticipate that our selling and administrative expenses as a percentage of net sales will be slightly lower in comparison to the fourth quarter of 2016.

Depreciation Expense
Depreciation expense decreased $3.3 million to $87.5 million in the year-to-date 2017, compared to $90.8 million for the year-to-date 2016. The decrease was driven by a reduction in new store spending in 2015 and 2016 as compared to 2011 and 2012, as the initial store construction costs on those stores are completing their depreciation cycle. Depreciation expense as a percentage of sales decreased by 10 basis points compared to the year-to-date 2016.

We expect that our depreciation expense for the balance of 2017 will be slightly lower in comparison to the fourth quarter of 2016.

Interest Expense
Interest expense was $4.7 million in the year-to-date 2017, compared to $3.8 million in the year-to-date 2016. The increase in interest expense was driven by an increase in our average interest rate on our revolving debt in the year-to-date 2017 compared to the year-to-date 2016. The increase in interest rate was primarily offset by a decrease in total average borrowings. We had a decrease of $3.7 million to our total average borrowings (including capital leases). We had total average borrowings (including capital leases) of $231.5 million in the year-to-date 2017 compared to total average borrowings of $235.2 million in the year-to-date 2016. The decrease in total average borrowings (including capital leases) was driven by decreases in our capital lease liabilities associated with our store security equipment.

Other Income (Expense)
Other income (expense) was $0.3 million in the year-to-date 2017, compared to $1.0 million in the year-to-date 2016. The change from 2016 to 2017 was driven by a change in pricing trends for diesel fuel.

Income Taxes
The effective income tax rate for the year-to-date 2017 and the year-to-date 2016 was 34.2% and 37.7%, respectively. The decrease in the effective income tax rate was primarily attributable to the net excess tax benefits associated with vestings and exercises of share-based payment awards due to the adoption of ASU 2016-09 (as described in note 1), which decreased our effective income tax rate by approximately 2.5%, increased favorable state income tax effective settlements and a decrease in nondeductible expenses.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020. Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes. The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating. The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At October 28, 2017, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At October 28, 2017, we had $371.9 million in outstanding borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $319.7 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $8.4 million.

In February 2017, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding common shares. During the year-to-date 2017, we exhausted the 2017 Repurchase Plan by purchasing approximately 3.1 million common shares at an average price of $48.04 per share.

In the year-to-date 2017, we have declared and paid three quarterly cash dividends, each of which was $0.25 per common share for a total paid amount of approximately $34.2 million.

In November 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on
December 29, 2017 to shareholders of record as of the close of business on December 15, 2017.

The following table compares the primary components of our cash flows from the year-to-date 2017 to the year-to-date 2016:

(In thousands)	2017	2016	Change
Net cash provided by operating activities	$29,072	$43,536	$(14,464)
Net cash used in investing activities	(93,293)	(71,842)	(21,451)
Net cash provided by financing activities	$71,069	$33,905	$37,164

Cash provided by operating activities decreased by $14.5 million to $29.1 million in the year-to-date 2017 compared to $43.5 million of cash provided by operating activities in the year-to-date 2016. The decrease was driven by a decrease to accounts payable, which decreased our cash provided by operating activities by $28.7 million in the year-to-date 2017 compared to the year-to-date 2016. In the year-to-date 2017, we reduced our receipts of merchandise to manage our inventory levels, which resulted in a decrease in outstanding accounts payable. The decrease in accounts payable was coupled with increases in our other current assets and decreases in our current income taxes. The increase in other current assets, which decreased our cash provided by operating activities by $13.8 million, was driven by increases in various receivables, primarily from landlords and vendors. The decrease in income taxes payable, which decreased our cash provided by operating activities by $7.0 million, resulted from improved financial performance and higher income tax payments. The increase in our income tax payments was driven by (1) having to pay a larger final income tax payments for 2016 than 2015 due to higher pretax income in 2016 compared to 2015 and (2) an increase in our pretax income in the year-to-date 2017 compared to the year-to-date 2016, which resulted in higher estimated safe harbor income tax payments in the year-to-date 2017 compared to the year-to-date 2016. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $22.2 million, which was primarily driven by the increase in comparable store sales and an improved operating profit rate in the year-to-date 2017. Additionally, the net decrease in deferred income taxes increased cash provided by operating activities by $9.2 million in the year-to-date 2017 compared to the year-to-date 2016. In 2016, our deferred tax assets increased as a result of the revaluation of pension settlement liabilities. The pension settlements were paid in the fourth quarter of 2016 (impacting the year-to-date 2017), which resulted in a realization of the previously deferred income tax benefit.

Cash used in investing activities increased by $21.5 million to $93.3 million in the year-to-date 2017 compared to $71.8 million in the year-to-date 2016.  The increase was primarily driven by a $23.0 million increase in capital expenditures to $95.1 million in the year-to-date 2017 compared to $72.1 million in the year-to-date 2016. The increase in capital expenditures was driven by our increased investment in new store openings and our Store of the Future remodels at twenty-seven of our locations in the year-to-date 2017.

Cash provided by financing activities increased by $37.2 million to $71.1 million in the year-to-date 2017 compared to $33.9 million in the year-to-date 2016. The primary driver of this increase was a $100.0 million decrease in cash used to repurchase common shares under our share repurchase programs in the year-to-date 2017 compared to the year-to-date 2016, partially offset by both a decrease of $35.1 million in net borrowings under our bank credit facility to $265.5 million in the year-to-date 2017 compared to $300.6 million in the year-to-date 2016 and a decrease of $10.3 million in proceeds from stock option exercises.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $180 million for 2017.

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

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At October 28, 2017, we had outstanding derivative instruments, in the form of collars, covering 4,400,000 gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2017	800	800	$(92)
2018	2,400	2,400	11
2019	1,200	1,200	34
Total	4,400	4,400	$(47)

Additionally, at October 28, 2017, a 10% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $1.2 million.

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

Item 1A. Risk Factors

During the third quarter of 2017, there were no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2017 - August 26, 2017	131	$49.42	130	$15,294
August 27, 2017 - September 23, 2017	330	47.86	320	—
September 24, 2017 - October 28, 2017	—	51.49	—	—
Total	461	$48.32	450	$—

(1)
The 2017 Repurchase Program is comprised of a February 28, 2017 authorization by our Board of Directors for the repurchase of up to $150.0 million of our common shares. The 2017 Repurchase program was exhausted during the third quarter of 2017. During the third quarter of 2017, we purchased approximately 0.5 million of our common shares for approximately $21.7 million under the 2017 Repurchase Program.

(2)
In August, September, and October 2017, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 204, 10,062 and 269 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1*	Form of Big Lots 2017 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award for Non-Employee Directors.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2017

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)