Form 10-K
period 2018-02-03
BIG LOTS INC
filed 2018-04-03
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☑
The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $2,105,403,532 on July 29, 2017, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).
The number of the Registrant’s common shares, $0.01 par value, outstanding as of March 30, 2018, was 42,182,744.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is a community retailer operating in the United States (“U.S.”) (see the discussion below under the caption “Merchandise”). At February 3, 2018, we operated a total of 1,416 stores. Our goal is to exceed the expectations of our core customer (whom we refer to as Jennifer) by providing her with great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts. We are dedicated to providing Jennifer with friendly service, trustworthy value, and affordable solutions in every season and category.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2018	52	February 4, 2018	February 2, 2019
2017	53	January 29, 2017	February 3, 2018
2016	52	January 31, 2016	January 28, 2017
2015	52	February 1, 2015	January 30, 2016
2014	52	February 2, 2014	January 31, 2015
2013	52	February 3, 2013	February 1, 2014

We manage our business on the basis of one segment: discount retailing. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Furniture, Seasonal, Soft Home, Food, Consumables, Hard Home, and Electronics, Toys, & Accessories. The Furniture category includes our upholstery, mattress, case goods, and ready-to-assemble departments. The Seasonal category includes our Christmas trim, lawn & garden, summer, and other holiday departments. The Soft Home category includes our fashion bedding, utility bedding, bath, window, decorative textile, home organization, area rugs, home décor, and frames departments. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Electronics, Toys, & Accessories category includes our electronics, toys, jewelry, and hosiery departments. Please refer to the consolidated financial statements and related notes in this Form 10-K for our financial information. Specifically, see note 1 to the accompanying consolidated financial statements for our net sales results by merchandise category for 2017, 2016, and 2015.

In May 2001, Big Lots, Inc. was incorporated in Ohio and was the surviving entity in a merger with Consolidated Stores Corporation. By virtue of the merger, Big Lots, Inc. succeeded to all the businesses, properties, assets, and liabilities of Consolidated Stores Corporation.

Our principal executive offices are located at 300 Phillipi Road, Columbus, Ohio 43228, and our telephone number is (614) 278‑6800. In May 2018, our principal executive offices will have a new address and move to 4900 E. Dublin-Granville Road, Columbus, Ohio 43081.

Merchandise

We focus our merchandise strategy on providing outstanding value to Jennifer in all of our merchandise categories. We utilize traditional sourcing methods and also take advantage of closeout channels to be able to offer outstanding value. We evaluate our product offerings using a rating process that measures the quality, brand, fashion, and value of each item. This process requires us to focus our product offering decisions on our customers’ expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe that enhancing our focus on our customers’ expectations has improved our ability to provide a desirable assortment of offerings in our merchandise categories. For net sales and comparable store sales by merchandise category, see the discussion below under the captions “2017 Compared To 2016” and “2016 Compared To 2015” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-K.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2017	2016	2015	2014	2013
Stores open at the beginning of the year	1,432	1,449	1,460	1,493	1,495
Stores opened during the year	24	9	9	24	55
Stores closed during the year	(40)	(26)	(20)	(57)	(57)
Stores open at the end of the year	1,416	1,432	1,449	1,460	1,493

For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying MD&A in this Form 10-K.

The following table details our U.S. stores by state at February 3, 2018:

Alabama	29	Maine	6	Ohio	96
Arizona	34	Maryland	26	Oklahoma	18
Arkansas	11	Massachusetts	21	Oregon	15
California	151	Michigan	45	Pennsylvania	67
Colorado	18	Minnesota	6	Rhode Island	1
Connecticut	14	Mississippi	14	South Carolina	34
Delaware	5	Missouri	25	Tennessee	47
Florida	104	Montana	3	Texas	112
Georgia	53	Nebraska	3	Utah	8
Idaho	6	Nevada	13	Vermont	4
Illinois	34	New Hampshire	7	Virginia	38
Indiana	44	New Jersey	27	Washington	26
Iowa	3	New Mexico	12	West Virginia	16
Kansas	8	New York	63	Wisconsin	10
Kentucky	40	North Carolina	72	Wyoming	2
Louisiana	23	North Dakota	1	District of Columbia	1
				Total stores	1,416
				Number of states	47

Of our 1,416 stores, 33% operate in four states: California, Texas, Florida, and Ohio, and net sales from stores in these states represented 34% of our 2017 net sales. We have a concentration in these states based on their size, population, and customer base.

Associates

At February 3, 2018, we had approximately 34,800 active associates comprised of 11,000 full-time and 23,800 part‑time associates. Approximately 68% of the associates employed throughout the year are employed on a part-time basis. Temporary associates hired for the holiday selling season increased the number of associates to a peak of approximately 38,100 in 2017. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors. We operate an e-commerce platform which faces additional challenges from a wider range of retailers in a highly competitive market.

Purchasing

The goal of our merchandising strategy is to consistently provide outstanding value to our customers in all of our merchandise categories. We believe that we have achieved this goal by reducing our reliance on sourcing merchandise through closeout offerings and expanding our planned purchases in most merchandise categories. In particular, over the past few years, we have expanded our planned purchases in our Food, Consumables, Soft Home, and Furniture merchandise categories to provide a merchandise assortment that our customers expect us to consistently offer in our stores at a significant value. In connection with the implementation of our merchandising strategy, we have expanded the role of our global sourcing department, and assessed our overseas vendor relationships. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality, fashion, and value. During 2017, we purchased approximately 23% of our merchandise directly from overseas vendors, including approximately 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Although less prevalent in certain merchandise categories, the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors, typically at prices lower than those paid by traditional discount retailers, continues to represent an important competitive advantage for our Food and Consumables categories. We believe that our strong vendor relationships and our strong credit profile support this sourcing model. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices in these categories.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. We selected the locations of our distribution centers to help manage transportation costs and the distance from distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover rate. During 2015, we announced our intention to open a new distribution center in California and relocate our existing California distribution operations to this facility. Construction began on the new facility in 2017 and we expect the transition to occur in the summer of 2019.

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

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing vehicles to promote our brand operations, including television, internet, social media, e-mail, in-store point-of-purchase, and print media.

During 2017, we performed a comprehensive review of our brand identity and began to define ourselves as a community retailer. As a community retailer, we are focused on serving alongside Jennifer and investing in causes that are important to her. We serve the community on a national level through our Big Lots Foundation which focuses on healthcare, housing, hunger, and education. On a local level, we invest and support our associates throughout our geographic regions and serve alongside Jennifer with our point of sale campaigns, and the positive impacts those campaigns generate for our foundation partners. We believe our community retailing approach differentiates us from the competition and allows us to make a difference in the communities we serve.

In all markets served by our stores, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2017, we distributed multi-page circulars representing 28 weeks of advertising coverage, which was a one week decrease from 2016. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. Our customer database is an important marketing tool that allows us to communicate in a cost effective manner with our customers, including e-mail delivery of our circulars. In 2017, we rolled-out our new rewards program, BIG Rewards which replaced our former Buzz Club Rewards® program. The BIG Rewards program rewards our customers for making frequent and high ticket purchases and offers a special birthday surprise to our BIG Rewards members.

Another element of our marketing approach focuses on brand management by communicating our message directly to Jennifer through social and digital media outlets, including Facebook®, Instagram®, Twitter®, Pinterest®, and YouTube®. Our marketing program also employs a traditional television campaign, which combines strategic branding and promotional elements used in most of our other marketing media. Our highly-targeted media placement strategy uses strategically selected networks and programs aired by national cable providers as the foundation of our television advertising. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Total advertising expense as a percentage of total net sales was 1.7%, 1.8%, and 1.8% in 2017, 2016, and 2015, respectively.

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

The following table sets forth the seasonality of net sales and operating profit (loss) for 2017, 2016, and 2015 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2017
Net sales as a percentage of full year	24.6%	23.2%	21.1%	31.1%
Operating profit as a percentage of full year	26.5	15.9	1.9	55.7
Fiscal Year 2016
Net sales as a percentage of full year	25.2%	23.1%	21.3%	30.4%
Operating profit as a percentage of full year	25.2	15.6	0.8	58.4
Fiscal Year 2015
Net sales as a percentage of full year	24.7%	23.3%	21.5%	30.5%
Operating profit (loss) as a percentage of full year	22.3	13.0	(0.9)	65.6

The seasonality of our net sales and related merchandise inventory requirements influences the availability of and demand for cash or access to credit. We historically have drawn upon our credit facility to assist in funding our working capital requirements, which typically peak near the end of our third fiscal quarter, and in funding our share repurchase programs. We historically have higher net sales, operating profits, and cash flow provided by operations in the fourth fiscal quarter, which generally allows us to substantially repay our seasonal borrowings and fund our share repurchase programs. In 2017, our total indebtedness (outstanding borrowings and letters of credit) peaked in November 2017 at approximately $425 million under our $700 million unsecured credit facility entered into in July 2011, and most recently amended in May 2015 (“2011 Credit Agreement”). The 2011 Credit Agreement expires in May 2020. At February 3, 2018, our total indebtedness under the 2011 Credit Agreement was $204.8 million, which included $199.8 million in borrowings and $5.0 million in outstanding letters of credit. We expect that borrowings will vary throughout 2018 depending on various factors, including our seasonal need to acquire merchandise inventory prior to the peak selling season, the timing and amount of sales to our customers, the timing of and amount of capital expenditures, and the timing of share repurchase or dividend payment activity. For a discussion of our sources and uses of funds, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Capital Resources and Liquidity” in the accompanying MD&A, in this Form 10-K.

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

Our disclosure and analysis in this Form 10-K and in our 2017 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. If known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results or those anticipated, estimated, or projected results set forth in the forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. Our ability to execute the business activities associated with our operating and strategic plans, particularly as we focus on becoming a community retailer, and effectively adapt our plans to the changing marketplace, could impact our ability to meet our operating performance targets. See the accompanying MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail industry, which includes both traditional brick and mortar stores and online marketplaces, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Some of our competitors have broader distribution (e.g., more stores and/or a more established online presence), and/or greater financial, marketing, and other resources than us. It is possible that increased competition, significant discounting, or improved performance by our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations.

If we are unable to compete effectively in today’s omnichannel retail marketplace, our business and results of operations may be materially adversely affected.

With the saturation of mobile computing devices, competition from other retailers in the online retail marketplace is very high and growing. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. In 2016, we expanded our operations to include an e-commerce platform to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Our inability to properly manage our inventory levels and offer merchandise that meets changing customer demands may materially impact our business and financial performance.

We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels to customer demands. We obtain approximately one quarter of our merchandise directly from vendors outside of the U.S. These foreign vendors often require lengthy advance notice of our requirements to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

We rely on manufacturers located in foreign countries for significant amounts of merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2017, we purchased approximately 23% of our products directly from overseas vendors, including 19% from vendors located in China, and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), political instability, the financial stability of vendors, merchandise quality issues, and tariffs. U.S policy on trade restrictions is ever-changing and may result in new laws, regulations or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

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

We depend on a variety of information technology and computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology and computer systems to process transactions, summarize results, and manage our business. Our information technology and computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, catastrophic events such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. In recent years, we have begun using hosted solutions for certain of our information technology and computer systems, which are more exposed to telecommunication failures.

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

Declines in general economic conditions, disposable income levels, and other conditions, such as unseasonable weather, could lead to reduced consumer demand for our merchandise, thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, tax reform, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. Inclement weather can also negatively impact our Furniture category, as many customers transport the product home personally. In particular, the economic conditions and weather patterns of four states (California, Texas, Florida, and Ohio) are important as approximately 33% of our current stores operate and 34% of our 2017 net sales occurred in these states.

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

From time to time, we are involved in lawsuits and regulatory actions, including various collective, class action or shareholder derivative lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, sales tax and consumer protection laws, False Claims Act, federal securities laws and environmental and hazardous waste regulations. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial attention and resources to defend ourselves. For a description of certain current legal proceedings, see note 10 to the accompanying consolidated financial statements.

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

We have the ability to borrow funds under the 2011 Credit Agreement, and we utilize this ability at various times depending on operating or other cash flow requirements. The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject cross-default provisions within the synthetic lease agreement (the “Synthetic Lease”) that we entered into associated with our new distribution center in California. A violation of any of these covenants may permit the lenders to restrict our ability to further access loans and letters of credit and may require the immediate repayment of any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

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

Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The Financial Accounting Standards Board (“FASB”) has issued and/or adopted new guidance that proposes numerous significant changes to current accounting standards. This new guidance could significantly change the presentation of financial information and our results of operations. Additionally, the new guidance may require us to make systems and other changes that could increase our operating costs. Specifically, implementing future accounting guidance related to leases is requiring us to make significant changes to our lease management system systems.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 31,500 square feet, of which an average of 22,200 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Real Estate” in MD&A in this Form 10-K.

The average cost to open a new store in a leased facility during 2017 was approximately $1.4 million, including the cost of inventory. All of our stores are leased, except for the 53 stores we own in the following states:

State	Stores Owned
Arizona	1
California	38
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	53

Additionally, in 2017, we closed one owned site, which we are not operating and is available for sale. Since this owned site is no longer operating as an active store, it has been excluded from our store counts at February 3, 2018.

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of five to ten years with multiple five-year renewal options. Forty-eight store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes leases for stores with more than one lease and leases for stores not yet open and excludes 7 month-to-month leases and 53 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2018	242	49
2019	237	42
2020	243	36
2021	262	53
2022	199	15
Thereafter	186	14

Warehouse and Distribution

At February 3, 2018, we owned approximately 9.0 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically located across the United States. The regional distribution centers utilize warehouse management technology, which we believe enables highly accurate and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.4 million merchandise cartons per week in 2017. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. We operate our e-commerce fulfillment center out of our Columbus warehouse.

Distribution centers and warehouse space, and the corresponding square footage of the facilities, by location at February 3, 2018, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Rancho Cucamonga, CA	1984	1,423	253
Columbus, OH	1989	3,559	321
Montgomery, AL	1996	1,411	304
Tremont, PA	2000	1,295	331
Durant, OK	2004	1,297	207
Total		8,985	1,416

Corporate Office

We own the facility in Columbus, Ohio that serves as our headquarters for corporate associates. During 2016, we entered into an agreement to lease a new facility for our corporate headquarters, which is also in Columbus, Ohio. We continue to anticipate moving our corporate operations to this new facility in the first half of 2018.

Item 3. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose actual or known contemplated legal proceedings to which a governmental authority and we are each a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Accordingly, please refer to the discussion in note 10 to the accompanying consolidated financial statements regarding the settlement we entered into with the various counties in the State of California.

Aside from these matters, no response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, also see note 10 to the accompanying consolidated financial statements

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at April 3, 2018 were as follows:

Name	Age	Offices Held	Officer Since
David J. Campisi	62	Chief Executive Officer and President	2013
Lisa M. Bachmann	56	Executive Vice President, Chief Merchandising and Operating Officer	2002
Timothy A. Johnson	50	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	2004
Michael A. Schlonsky	51	Executive Vice President, Human Resources and Store Operations	2000
Stephen M. Haffer	54	Senior Vice President, Chief Customer Officer	2018
Ronald A. Robins, Jr.	54	Senior Vice President, General Counsel and Corporate Secretary	2015

David J. Campisi is our Chief Executive Officer and President. On December 4, 2017, we announced that Mr. Campisi was on a temporary medical leave of absence. Before joining Big Lots in May 2013, Mr. Campisi served as the Chairman and Chief Executive Officer of Respect Your Universe, Inc., an activewear retailer. Mr. Campisi previously served as the Chairman, President and Chief Executive Officer of The Sports Authority, Inc., a sporting goods retailer. Prior to that, Mr. Campisi served as Executive Vice President and General Merchandise Manager, Women’s Apparel, Accessories, Intimates and Cosmetics of Kohl’s Corporation, a department store retailer. Additionally, Mr. Campisi served as Senior Vice President and General Merchandise Manager, Apparel, Home, and Home Electronics of Fred Meyer’s Corporation, a department store retailer.

Lisa M. Bachmann is responsible for merchandising and global sourcing, information technology, merchandise presentation, and merchandise planning and allocation. On December 4, 2017, we announced that in connection with Mr. Campisi’s temporary medical leave of absence, the Board assigned Mr. Campisi’s executive responsibilities to Ms. Bachmann and Mr. Johnson. Ms. Bachmann was promoted to Executive Vice President, Chief Merchandising and Operating Officer in August 2015, at which time she assumed responsibility for merchandising and global sourcing. Prior to that, Ms. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012 and Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010. Ms. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, asset protection and distribution and transportation services. On December 4, 2017, we announced that in connection with Mr. Campisi’s temporary medical leave of absence, the Board assigned Mr. Campisi’s executive responsibilities to Ms. Bachmann and Mr. Johnson. Mr. Johnson was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer in August 2015, at which time he assumed responsibility for distribution and transportation services. Prior to that Mr. Johnson was promoted to Executive Vice President, Chief Financial Officer in March 2014. Mr. Johnson assumed responsibility for real estate in June 2013 and asset protection in November 2013. Mr. Johnson was promoted to Senior Vice President, Chief Financial Officer in August 2012, at which time he assumed responsibility for treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011. He joined us in August 2000 as Director of Strategic Planning.

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

Stephen M. Haffer is responsible for customer engagement, and messaging touchpoints, including marketing, advertising, brand development and e-commerce. Mr. Haffer joined us in 2018 as Senior Vice President, Chief Customer Officer. Prior to joining us, Mr. Haffer was an executive at American Signature, Inc., the parent company for Value City Furniture and American Signature Home stores, where he served in a number of roles over a 25-year career spanning marketing, e-commerce, information technology and business development, leading up to his appointment as Chief Innovation Officer in 2016.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.” The following table reflects the high and low sales prices for our common shares as reported on the NYSE composite tape for the fiscal periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$55.10	$46.84	$47.95	$35.86
Second Quarter	51.77	45.10	53.95	41.61
Third Quarter	54.18	46.95	56.30	42.40
Fourth Quarter	$64.42	$50.67	$56.54	$42.58

In June 2014, we announced that our Board of Directors commenced a cash dividend program. Since the commencement of the program, we have declared and paid fifteen consecutive quarterly cash dividends. The following reflects our quarterly dividend payments for 2016 and 2017:

	2017	2016
First Quarter	$0.25	$0.21
Second Quarter	0.25	0.21
Third Quarter	0.25	0.21
Fourth Quarter	0.25	0.21
Total	$1.00	$0.84

In the first quarter of 2018, our Board of Directors declared a dividend payable on April 6, 2018 to shareholders of record on March 23, 2018 and increased the amount of the dividend from $0.25 to $0.30 per share. Although it is the present intention of our Board of Directors to continue to pay a quarterly cash dividend in the future, the determination to pay future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

After making investments in the business and paying declared dividends, we have utilized the excess of our cash provided by operations for share repurchase programs. Any future decisions on the uses of excess cash will be determined by our Board of Directors taking into account business conditions then existing, including our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements, opportunities for reinvesting cash, and other factors deemed relevant by our Board of Directors.

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2017:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2017 - November 25, 2017	—	$53.88	—	$—
November 26, 2017 - December 23, 2017	—	54.10	—	—
December 24, 2017 - February 3, 2018	—	57.37	—	—
Total	—	$54.78	—	$—

(1)
In November 2017, December 2017, and January 2018, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 48, 308, and 97 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

On March 7, 2018, our Board of Directors authorized a program for the repurchase of up to $100.0 million of our common shares (“2018 Repurchase Program”). The 2018 Repurchase Program has no scheduled termination date.

At the close of trading on the NYSE on March 30, 2018, there were approximately 630 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended February 3, 2018, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended February 1, 2014, January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018. The graph and table assume that $100 was invested on February 2, 2013, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
Jan 13
Jan 14
Jan 15
Jan 16
Jan 17
Jan 18
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2013	2014	2015	2016	2017	2018
Big Lots, Inc.	$100.00	$82.84	$143.62	$123.38	$157.47	$190.59
S&P 500 Index	100.00	120.46	137.60	136.68	165.20	202.93
S&P 500 Retailing Index	$100.00	$125.35	$150.54	$175.82	$208.43	$294.52

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2017 (b)	2016 (a)	2015 (a)	2014 (a)	2013 (a)
Net sales	$5,270,980	$5,200,439	$5,190,582	$5,177,078	$5,124,755
Cost of sales (exclusive of depreciation expense shown separately below)	3,128,538	3,101,020	3,123,442	3,133,124	3,117,386
Gross margin	2,142,442	2,099,419	2,067,140	2,043,954	2,007,369
Selling and administrative expenses	1,723,996	1,730,956	1,708,499	1,699,764	1,664,031
Depreciation expense	117,093	120,460	122,854	119,702	113,228
Operating profit	301,353	248,003	235,787	224,488	230,110
Interest expense	(6,711)	(5,091)	(3,683)	(2,588)	(3,293)
Other income (expense)	712	1,387	(5,254)	—	(12)
Income from continuing operations before income taxes	295,354	244,299	226,850	221,900	226,805
Income tax expense	105,522	91,471	83,977	85,239	85,515
Income from continuing operations	189,832	152,828	142,873	136,661	141,290
Loss from discontinued operations, net of tax	—	—	—	(22,385)	(15,995)
Net income	$189,832	$152,828	$142,873	$114,276	$125,295
Earnings per common share - basic:
Continuing operations	$4.43	$3.37	$2.83	$2.49	$2.46
Discontinued operations	—	—	—	(0.41)	(0.28)
	$4.43	$3.37	$2.83	$2.08	$2.18
Earnings per common share - diluted:
Continuing operations	$4.38	$3.32	$2.80	$2.46	$2.44
Discontinued operations	—	—	—	(0.40)	(0.28)
	$4.38	$3.32	$2.80	$2.06	$2.16
Weighted-average common shares outstanding:
Basic	42,818	45,316	50,517	54,935	57,415
Diluted	43,300	45,974	50,964	55,552	57,958
Cash dividends declared per common share	$1.00	$0.84	$0.76	$0.51	$—
Balance sheet data:
Total assets	$1,651,726	$1,607,707	$1,640,370	$1,635,891	$1,739,599
Working capital	432,365	315,784	315,984	411,446	483,833
Cash and cash equivalents	51,176	51,164	54,144	52,261	68,629
Long-term obligations under bank credit facility	199,800	106,400	62,300	62,100	77,000
Shareholders’ equity	$669,587	$650,630	$720,470	$789,550	$901,427
Cash flow data:
Cash provided by operating activities	$250,368	$311,925	$342,352	$318,562	$198,334
Cash used in investing activities	$(156,508)	$(84,701)	$(113,193)	$(90,749)	$(97,495)
Store data:
Total gross square footage	44,638	44,570	44,914	45,134	45,708
Total selling square footage	31,399	31,519	31,775	32,006	32,732
Stores open at end of the fiscal year	1,416	1,432	1,449	1,460	1,493

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal year 2017 was comprised of 53 weeks, while fiscal years 2016 and 2015 were each comprised of 52 weeks. Fiscal year 2018 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2017 that we believe are key indicators of our operating performance when compared to 2016.

•	Net sales increased $70.5 million, or 1.4%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $18.9 million, or 0.4%.

•	Gross margin dollars increased $43.0 million with a 20 basis point increase in gross margin rate to 40.6% of sales.

•	Selling and administrative expenses decreased $7.0 million. As a percentage of net sales, selling and administrative expenses decreased 60 basis points to 32.7% of net sales.

•	Operating profit rate increased 90 basis points to 5.7%.

•	Diluted earnings per share increased 31.9% to $4.38 per share, compared to $3.32 per share in 2016.

•	Our return on invested capital increased to 22.9% from 19.0%.

•	Inventory of $872.8 million represented a $14.1 million increase, or 1.6%, from 2016.

•
We acquired approximately 3.1 million of our outstanding common shares for $150.0 million, under our 2017 Repurchase Program (as defined below in “Capital Resources and Liquidity”), at a weighted average price of $48.04 per share.

•	We declared and paid four quarterly cash dividends in the amount of $0.25 per common share, for a total paid amount of approximately $44.7 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.4	59.6	60.2
Gross margin	40.6	40.4	39.8
Selling and administrative expenses	32.7	33.3	32.9
Depreciation expense	2.2	2.3	2.4
Operating profit	5.7	4.8	4.5
Interest expense	(0.1)	(0.1)	(0.1)
Other income (expense)	0.0	0.0	(0.1)
Income before income taxes	5.6	4.7	4.4
Income tax expense	2.0	1.8	1.6
Net income	3.6%	2.9%	2.8%

See the discussion below under the captions “2017 Compared To 2016” and “2016 Compared To 2015” for additional details regarding the specific components of our operating results.

In 2017, our selling and administrative expenses include recoveries of $3.0 million from our insurance carriers related to a legal matter. Additionally, our income tax expense reflects a $4.5 million charge for the impact of the Tax Cuts and Jobs Act of 2017 related to our net deferred tax position and a $3.5 million benefit for the reduction in our federal tax rate.

In 2016, our selling and administrative expenses include $27.8 million of costs associated with the termination of our pension plans, which was completed near the end of fiscal 2016, partially offset by a $3.8 million gain on the sale of a company-owned property in California.

In 2015, our selling and administrative expenses include both a $4.5 million charge associated with the settlement of a legal matter and $12.9 million of costs associated with the termination of our pension plans, which commenced in 2015 and was completed near the end of fiscal 2016.

Operating Strategy

In 2013, we introduced our Edit to Amplify operating strategy (“Edit to Amplify”). Edit to Amplify applies to all aspects of our business, but particularly focuses on merchandising, marketing, and our customers’ shopping experience, which we believe represent the key drivers of our net sales. During 2016, we began to focus our Edit to Amplify strategy on what we call “ownable” or “winnable” merchandise categories. In 2017, we continued to focus on our core customer, Jennifer, who we believe is cause minded, home focused, and deal driven. Our goal is to offer Jennifer affordable solutions in every season and category. Through our “ownable” and “winnable” merchandise categories, we are committed to offering product assortments that score highly in quality, brand, fashion, and value (“QBFV”) at a price tag Jennifer will love and exceeding Jennifer’s expectations by employing a customer-first mentality, including friendly experiences, and delivering a product assortment that meets her everyday needs and delivers exciting surprises intended to drive discretionary purchases.

In 2018, we expect to continue to enhance our operating strategy, and anticipate:

•	Earnings per diluted share to be $4.75 to $4.95.

•	Comparable store sales increase in the low single digits.

•	Opening 30 new stores and closing 40 stores.

•	Cash flow (operating activities less capital expenditures) of approximately $120 to $130 million.

•	Cash returned to shareholders of approximately $150 million, through our quarterly dividend program and the 2018 Repurchase Program.

Additional discussion and analysis of our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results is set forth below under the caption “2017 Compared To 2016.”

Merchandising

We intend to achieve our goal of exceeding Jennifer’s expectations by offering quality product assortments and friendly solutions that align with our understanding of her hidden needs. We are committed to providing Jennifer products with high levels of QBFV at a reliable value. Our Edit to Amplify strategy evaluates our product mix using the separate components of “Edit” and “Amplify.” The “Edit” component focuses on downsizing, or potentially eliminating, those departments within our merchandise categories and product offerings that we believe Jennifer does not prioritize or where we believe we do not maintain a competitive advantage. The “Amplify” component enhances the assortment of those merchandise categories and product offerings that we believe are important to Jennifer’s shopping experience, and in which we believe we have a competitive advantage. We continue to enhance the “Amplify” component of our strategy and have narrowed our focus to internally define our merchandise categories as “ownable” or “winnable.” An “ownable” merchandise category is one where we believe Jennifer views us as a destination to shop for a tasteful assortment of products and affordable solutions. We believe that our value proposition and in-store execution differentiates us from the competition in our “ownable” categories. A “winnable” merchandise category is one where we believe the reliable value of our focused, trend-right assortment and/or closeout merchandise differentiates us from the competition when Jennifer shops for these key product offerings. We believe that our Furniture, Seasonal, Soft Home, Food, and Consumables merchandise categories are “ownable” or “winnable” and align our business with how our core customer shops our stores, while our Hard Home and Electronics, Toys, & Accessories merchandise categories provide convenient adjacencies to our “ownable” or “winnable” categories.

We define our Furniture and Seasonal categories as “ownable”:

•
Our Furniture category primarily focuses on our core customer’s home furnishing needs, such as upholstery, mattresses, case goods, and ready-to-assemble. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, our in-store availability, and everyday value offerings. A significant majority of our offerings in this category consists of replenishable products sourced either from recognized brand-name manufacturers or sold under our own brands. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for our stores, which enables us to provide a high-quality product at a competitive price. Additionally, we believe our “buy today, take home today” practice of carrying in-stock inventory of our core furniture offerings, which allows Jennifer to take home her purchase at the end of her shopping experience, positively differentiates us from our competition. We encourage Jennifer to shop in store by allowing her to touch and feel the quality and comfort of our products. We believe that offering a focused assortment, which is displayed in furniture vignettes, provides Jennifer a solution for decorating her home when combined with our home decor offerings.

•
Our Seasonal category is “ownable” in our patio furniture, gazebos, and Christmas trim departments. We believe we have a competitive advantage in this category by creating trend-right products with strong value proposition in our own brands. We believe our in-store shopping experience differentiates us from the competition. We have a large selection of samples assembled and displayed throughout the seasonal section of our store and have packaged the box stock so that it is very easy for Jennifer to purchase and take home. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. Additionally, our Seasonal category offers a mix of departments / products that complement her outdoor experience and holiday decorating desires. We continue to work with our vendors to expand our assortment to respond to Jennifer's evolving wants and needs.

We define our Soft Home, Food, and Consumables categories as “winnable”:

•
Our Soft Home category is considered a “winnable” category, but has the potential to be an “ownable” category in areas such as bedding, bath, home fashion, and accents. Over the past few years, we have enhanced our assortment in Soft Home by allocating more selling space to the category to support a wider range of replenishable, fashion-based products. Our competitive advantage in Soft Home is centered around (1) a trend-right, focused assortment with improved quality and perceived value; and (2) our ability to outfit Jennifer’s home with the décor that compliments an in-store furniture purchase. We have worked to develop a “solutions” approach when combining our Soft Home offerings with our Furniture and Seasonal categories through our cross-merchandising efforts on color palette coordination. This helps Jennifer envision how the product can work in her home and enhances our brand image.

•
Our Food and Consumables categories focus primarily on catering to Jennifer's daily essentials, or “need, use, buy most” items, by providing reliable value and consistency of product offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, production overruns, or marketing or packaging changes. We believe our vendor relationships, along with our size and financial strength, afford us these opportunities. To supplement our closeout business, we have focused on improving and expanding our “never out” product assortment to provide more consistency in those areas where Jennifer desires consistently available product offerings. We have added top brands to our “never out” programs in both Food and Consumables and believe our assortment and value proposition will continue to differentiate us in this highly competitive industry.

We consider our Hard Home and Electronics, Toys, & Accessories as convenience categories:

•
Our Hard Home and Electronics, Toys, & Accessories categories serve as convenient adjacencies to our “ownable” and “winnable” categories. Over the past few years, we have intentionally narrowed our assortments in these categories and allocated linear footage to the “ownable” and “winnable” categories. Our product assortments in these categories focus on value and savings in areas such as food prep, table top, home maintenance, small appliances, and electronics.

Our merchandising management team is aligned with our merchandise categories. The primary goal of this team is to increase our total company comparable store sales (“comp” or “comps”). We focus our performance review of members within merchandise management on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on growing our “ownable” and “winnable” merchandise categories, and managing contraction in certain departments within those categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers and implement more tailored solutions within each merchandise category, which we believe will lead to continued growth in our comps in the future.

Marketing

The top priority of our marketing activities is to increase our comps. In 2016, we began a comprehensive review of our brand identity to gain further insights into Jennifer’s perception of our brand and how best to improve the overall effectiveness of our marketing efforts. After extensive research, we identified three key insights about Jennifer: she is (1) deal-driven, (2) home-focused and (3) cause-minded. We determined that we needed to identify Jennifer’s hidden needs and align them with our greatest strengths. We learned Jennifer feels most special when serving others and investing in causes bigger than herself. We believe that this aligns with our involvement in the community and mission at the Big Lots Foundation to improve and enrich the lives of families and children. As a result, we began to develop a new brand identity focused on the vision of community orientation and serving as Jennifer’s second family. Our mission is simple, we exist to serve everyone like family. We strive to be known for our three core traits: (1) friendly, (2) reliable and trustworthy value, and (3) community driven, and intend to embed these traits in everything that we do. We want to be known as a new kind of community retailer that serves the community and offers affordable solutions for every season and category. In 2018, we plan to launch a new campaign to share our new brand identity with Jennifer and introduce our new brand line “Serve Big, Save Lots.”

As we implement our new brand identity, we have shifted our marketing efforts to focus on strengthening our new brand and connecting with our core customer, Jennifer. We continue to increase our use of social and digital media outlets including conducting entire campaigns through these outlets (specifically on Facebook®, Instagram®, Pinterest®, Twitter®, and YouTube®) to drive increased brand awareness with our core customer and to attempt to speak to new potential customers. These outlets provide us with a channel to deliver our brand message directly to Jennifer, while also providing her with the opportunity to share direct feedback with us, which can enhance our understanding of what is most important to her and improve the shopping experience in our stores.

Given our customer’s proficiency with mobile devices and digital media, we focus on communicating with her through those channels. In the past we have used our Buzz Club Rewards® Program to communicate our promotions and deals. In 2017, we launched a new loyalty program, BIG Rewards, to more effectively incentivize our loyal customers. Our new program rewards Jennifer with a coupon after every third purchase, offers her a birthday surprise, and special rewards after large-ticket furniture purchases. We believe our BIG Rewards Program will help increase engagement with Jennifer and clearly communicate our offerings.

In addition to electronic, social and digital media, our marketing communication efforts involve a mix of television advertising, printed ad circulars, and in-store signage. The primary goals of our television advertising are to promote our brand and, from time to time, promote products or special discounts in our stores. We have begun using more local television advertising and digital streaming media in concentrated markets, which allows us to connect deeper and more frequently with Jennifer. Our printed advertising circulars and our in-store signage initiatives focus on promoting our value proposition on our unique merchandise offerings.

Shopping Experience

Starting in 2015, a major focus of our business has been to increase our investment in our store teams and improve in-store execution through a number of initiatives designed to deliver more consistent experiences, while catering to Jennifer's needs. Those key initiatives include redefining the roles and responsibilities of our store associates, and implementing a new scheduling system and standardized furniture sales training. We completed full chain roll outs of private label credit card, which provide access to revolving credit, through a third party, for use on both larger ticket items and daily purchases, and furniture coverage/warranty programs, which provides a method for obtaining multi-year warranty coverage for furniture purchases. We continue to promote our Easy Leasing lease-to-own program, which provides a single use opportunity for access to third-party financing.

In 2017, we introduced our “Store of the Future” concept which incorporates our new brand identity and seeks to enhance the way Jennifer shops our stores, including:

•
Showcasing our “ownable” and “winnable” merchandise categories by moving our Furniture department to the front center of the prototype store with Seasonal and Soft Home on either side to improve the coordination of our home decorating solutions. We moved Food and Consumables to the back of the prototype store, while keeping them visible with clear sight lines from the entrance of the store. We have also added color coordinated way-finding signage to help Jennifer navigate our stores.

•
Creating a warm and personalized tone throughout the store through improved lighting, new flooring, softening the colors on our walls, and greeting Jennifer with a “Hello” wall as she enters the store. We increased the length of our check-out counter and removed signage and clutter to make checking out more friendly and efficient. Additionally, we have added furniture vignettes and incorporated lifestyle photography to provide visual solutions for Jennifer.

•
Highlighting our focus on the community with a “connect with the community” board that highlights local events and support. The wall behind the check out counters thanks Jennifer for shopping her community Big Lots. We personalized the signage throughout the store and back room to reflect our friendly and community-oriented values.

In addition to our efforts to improve the in-store shopping experience, we continue to focus on improving our e-commerce platform, which we launched in the spring of 2016. Our integrated e-commerce platform offers a narrowed assortment of our in-store offerings. In 2017, we began offering on our e-commerce platform expanded fabric and color options on select products in our Furniture and Seasonal categories, including items only available online. We continue to strengthen our relationships with our key vendor partners to enhance and expand our product assortments. See “Real Estate” below for the projected roll-out schedule for the Store of the Future concept.

Real Estate

Historically, we have determined that our average store size of approximately 22,000 selling square feet is appropriate for us to provide our core customer with a positive shopping experience and properly present a representative assortment of merchandise categories that our core customer finds meaningful. In late 2016, we engaged a third party specialist and began a study to analyze our store design and layout in relation to the changing retail landscape and needs of our core customers. During 2017, we began testing certain design and layout revisions and adaptations and evaluated the customer feedback and operating results. In 2017, we rolled-out our Store of the Future layout to two geographic markets and expect to convert over 600 stores to the new format by 2020. As we transition to our new Store of the Future design, we intend to open slightly larger stores with an average size of approximately 23,000 selling square feet. As we increase our capital investment in our stores, we have worked with our landlords to negotiate longer lease terms and renewal options. Through 2018, we expect to convert nearly 15% of our fleet to the Store of the Future layout through remodels and new store openings.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 242 store leases that will expire in 2018. During 2018, we anticipate opening 30 new stores and closing approximately 40 of our existing locations. The majority of these closings are to relocate stores to improved locations within the same local market, with the balance resulting from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market. For our remaining store locations with fiscal 2018 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment.

2017 COMPARED TO 2016

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2017 compared to 2016 were as follows:

(In thousands)	2017		2016		Change		Comps
Furniture	$1,237,022	23.6%	$1,195,365	23.0%	$41,657	3.5%	1.8%
Food	824,487	15.6	830,508	16.0	(6,021)	(0.7)	(1.8)
Consumables	822,533	15.6	817,747	15.7	4,786	0.6	(0.2)
Soft Home	789,596	15.0	750,814	14.4	38,782	5.2	4.2
Seasonal	765,907	14.5	739,106	14.2	26,801	3.6	3.6
Hard Home	428,788	8.1	437,575	8.4	(8,787)	(2.0)	(2.5)
Electronics, Toys, & Accessories	402,647	7.6	429,324	8.3	(26,677)	(6.2)	(7.8)
Net sales	$5,270,980	100.0%	$5,200,439	100.0%	$70,541	1.4%	0.4%

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

Net sales increased $70.5 million, or 1.4%, to $5,271.0 million in 2017, compared to $5,200.4 million in 2016. The increase in net sales was principally due to an extra week of sales, as 2017 had 53 weeks, which increased net sales by $69.1 million, coupled with a 0.4% increase in comps, which increased net sales by $18.9 million. The increases in net sales were partially offset by the net decrease of 16 stores since the end of 2016, which decreased net sales by $17.5 million.

Our Soft Home, Seasonal, and Furniture merchandise categories generated positive comps:

•
Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers, particularly in our bath and kitchen textiles.

•
The positive comps and increased net sales in our Seasonal category were primarily the result of strength in our summer and lawn & garden departments, which was the result of improved product assortment, particularly in outdoor décor and patio furniture, and strategically higher inventory levels in 2017 compared to 2016.

•
The Furniture category experienced increased net sales and comps during 2017, primarily driven by strength in our upholstery and mattress departments and the positive impact of our Easy Leasing lease-to-own program and our third-party, private label credit card offering.

The positive comps in our Seasonal, Soft Home, and Furniture merchandise categories were partially offset by negative comps in our Consumables, Food, Hard Home and Electronics, Toys, & Accessories merchandise categories:

•
Consumables experienced a slight decrease in comps in numerous departments due to the timing of closeout inventory purchases, which was partially offset by positive comps in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program and space expansions in our bath / body wash and over-the-counter / nutritional health departments.

•
The Food category experienced decreased net sales and comps due to product mix imbalances, particularly in our snacks and dry goods, and a highly competitive marketplace. We invested in growing our Food inventory position from the beginning of the year to address these imbalances and in improving our assortment of “never out” products.

•	The negative comps and decreased net sales in Hard Home and Electronics, Toys, & Accessories resulted from an intentionally narrowed merchandise assortment.

For 2018, we expect net sales to be in the range of flat to up slightly compared to 2017, which is based on an anticipated increase in comps in the low single digits, partially offset by a lower overall store count and the absence of the 53rd week. We expect comps above the company average in our Furniture, Soft Home and Seasonal categories, driven by continued focus on these “ownable” and “winnable” categories. We anticipate below company average comps in our Hard Home and Electronics, Toys, & Accessories categories due to continued downsizing and narrowed product assortments.

Gross Margin
Gross margin dollars increased $43.0 million, or 2.0%, to $2,142.4 million in 2017, compared to $2,099.4 million in 2016.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by approximately $28.5 million along with a higher gross margin rate, which increased gross margin dollars by approximately $14.5 million. Gross margin as a percentage of net sales increased 20 basis points to 40.6% in 2017 compared to 40.4% in 2016. The gross margin rate increase was the result of a higher initial mark-up, driven by favorable cumulative inbound freight costs and lower product costs, and a lower shrink rate, partially offset by a higher overall markdown rate.

For 2018, we expect our gross margin rate to be up slightly compared to 2017, which is driven by continued sales growth in our higher margin “ownable” and “winnable” categories and a lower shrink rate.

Selling and Administrative Expenses
Selling and administrative expenses were $1,724.0 million in 2017, compared to $1,731.0 million in 2016.  The decrease of $7.0 million, or 0.4%, was primarily due to the absence of pension termination related expenses of $27.8 million, decreases in accrued bonus expense of $9.5 million, legal settlement costs of $7.7 million, share-based compensation expense of $5.2 million, self-insurance costs of $4.1 million, and utility expenses of $3.1 million, partially offset by increases in store operations payroll of $12.2 million, distribution and outbound transportation costs of $9.6 million, occupancy charges of $8.6 million, and corporate office payroll expenses of $6.3 million, the absence of a gain on the real estate sale of $3.8 million, and an increase in professional fees of $2.9 million. In 2016, the pension expense included all costs associated with the termination of our pension plan including settlement charges and professional fees. The decrease in accrued bonus expense was driven by our performance relative to our operating plan in 2017 as compared to our out-performance relative to our operating plan in 2016. During 2016, we incurred $4.8 million in charges related to State of California wage and hour claims brought against both our stores and our distribution center and an action related to our handling of hazardous materials and hazardous waste in California. Additionally, in the third quarter of 2017, we collected $3.0 million in recoveries from our insurance carriers related to the previously disclosed tabletop torches matter. The decrease in share-based compensation expense was primarily a result of fewer performance share units expensing in 2017 compared to 2016. The decrease in self-insurance costs was driven by a decreased occurrence of high cost claims within our health benefit program. The decrease in utility expenses was primarily driven by cost saving initiatives, such as our LED lighting replacement project. The increase in store operations payroll was driven by the addition of the 53rd week in fiscal 2017. The increase in distribution and outbound transportation costs was driven by higher fuel prices in 2017 compared to 2016, coupled with additional expenses as we continue to sell and ship larger sized items in our Furniture and Seasonal categories. The increase in occupancy charges was primarily driven by annual rent increases for the renewal of expiring leases, coupled with increases in real estate taxes. The increase in corporate office payroll expenses was primarily driven by annual merit increases and the addition of the 53rd week in fiscal 2017. In the fourth quarter of 2016, we recorded a gain on real estate resulting from the sale of an owned store location, while no similar transaction occurred in 2017. The increase in professional fees was driven by consulting fees for various corporate projects.

As a percentage of net sales, selling and administrative expenses decreased by 60 basis points to 32.7% in 2017 compared to 33.3% in 2016. Our future selling and administrative expense as a percentage of net sales depends on many factors, including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2018, selling and administrative expenses as a percentage of net sales are expected to increase from 2017. Specifically, we anticipate selling and administrative expenses as a percentage of net sales will increase due to utilizing savings from U.S. federal tax reform to reinvest in our associate-related costs, including wages, and an increase in costs to support our investments in our Store of the Future initiative and our new corporate headquarters.

Depreciation Expense
Depreciation expense decreased $3.4 million to $117.1 million in 2017 compared to $120.5 million in 2016. The decrease was driven by a reduction in new store spending in 2016 and 2017 as compared to 2011 and 2012, as the initial store construction costs on those stores are completing the depreciation cycle. Depreciation expense as a percentage of net sales decreased by 10 basis points compared to 2016.

For 2018, we expect capital expenditures to be approximately $225 million to $230 million, which is an increase compared to 2017 when capital expenditures were approximately $143 million. The increase in expected capital expenditures is driven by our anticipated investments in strategic initiatives to support future growth including our investment in the Store of the Future and equipment for our new distribution center in California. Our 2018 expectations also includes maintenance capital for our stores, distribution centers, and corporate offices, and investments in the construction costs associated with opening 30 new stores. Based on our anticipated level of capital expenditures in 2018 and the run rate of depreciation on our existing property and equipment, we expect 2018 depreciation expense to be approximately $120 million, compared to $117 million in 2017.

Operating Profit
Operating profit was $301.4 million in 2017 as compared to $248.0 million in 2016. The increase in operating profit was primarily driven by the items discussed in the “Net Sales,” “Gross Margin,” “Selling and Administrative Expenses,” and “Depreciation Expense” sections above. In summary, operating profit was driven by increases in sales and gross margin, coupled with decreases in selling and administrative expenses and depreciation expense. Additionally, our operating profit increased by approximately $7 million as a result of the addition of the 53rd week in fiscal 2017.

Interest Expense
Interest expense increased $1.6 million to $6.7 million in 2017 compared to $5.1 million in 2016.  The increase was primarily driven by an increase in our average interest rate on our revolving debt, as our revolving debt was impacted by increases in the LIBOR rate. Additionally, we maintained a slightly higher average borrowings under the 2011 Credit Agreement. We had total average borrowings (including capital leases) of $241.5 million in 2017 compared to total average borrowings of $240.7 million in 2016. The slight increase in our average borrowings (including capital leases) was driven by increases in our capital lease liabilities.

Other Income (Expense)
Other income (expense) was $0.7 million in 2017, compared to $1.4 million in 2016. The change from 2016 to 2017 was related to our diesel fuel hedging contracts, driven by a change in pricing trends for diesel fuel.

Income Taxes
The effective income tax rate in 2017 and 2016 was 35.7% and 37.4%, respectively. The decrease in our effective rate was principally driven by the following:

•	The net excess tax benefits associated with settlement of share-based payment awards due to the adoption of ASU 2016-09;

•
The lower rate on 2017 current taxable income due to enactment of federal legislation on December 22, 2017 commonly referred to as the Tax Cut and Jobs Act (“TCJA”) that resulted in a lower blended 2017 rate (prorated based on a January 1, 2018 effective date for the rate reduction); and

•	A decrease in the nondeductible expenses.

The rate decreases were offset by the estimated effects of the TCJA corporate income tax rate reduction on our net deferred tax assets resulting in the provisional recognition of income tax expense.

2016 COMPARED TO 2015

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, net sales change in dollars and percentage, and comps from 2016 compared to 2015 were as follows:

(In thousands)	2016		2015		Change		Comps
Furniture	$1,195,365	23.0%	$1,135,757	21.9%	$59,608	5.2%	5.7%
Food	830,508	16.0	845,541	16.3	(15,033)	(1.8)	(1.0)
Consumables	817,747	15.7	826,530	15.9	(8,783)	(1.1)	(0.2)
Soft Home	750,814	14.4	718,666	13.8	32,148	4.5	5.4
Seasonal	739,106	14.2	725,238	14.0	13,868	1.9	2.6
Hard Home	437,575	8.4	477,451	9.2	(39,876)	(8.4)	(7.5)
Electronics, Toys, & Accessories	429,324	8.3	461,399	8.9	(32,075)	(7.0)	(6.5)
Net sales	$5,200,439	100.0%	$5,190,582	100.0%	$9,857	0.2%	0.9%

Net sales increased $9.9 million, or 0.2% to $5,200.4 million in 2016, compared to $5,190.6 million in 2015. The increase in net sales was principally due to a 0.9% increase in comps, which increased net sales by $45.8 million, partially offset by the net decrease of 17 stores since the end of 2015, which decreased net sales by $35.9 million.

Our Furniture, Soft Home, and Seasonal merchandise categories generated positive comps:

•
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

•
The positive net sales and comps in our Seasonal category were driven by strength in our lawn & garden and summer departments. The strength in our lawn & garden and summer departments was primarily a result of improved product assortment and a favorable weather pattern in the first quarter of 2016 as compared to the first quarter of 2015, which experienced an extended winter.

The net sales and comp increases in Furniture, Soft Home, and Seasonal were partially offset by slightly negative net sales and comps in Consumables and Food and larger negative net sales and comps in our Hard Home and Electronics, Toys, & Accessories categories:

•
The Consumables category experienced slightly negative comps and negative net sales, driven by negative comps in our paper department, due to fewer closeout opportunities. This was partially offset by positive comps in our pet department where we introduced an exclusive label offering in 2015 that has continued to grow, coupled with positive performance in our health, beauty, and cosmetics department due to the introduction of an everyday, branded product program.

•	The Food category experienced a slight decrease in net sales and comps due to merchandising execution, such as product mix imbalances, and the timing of closeout inventory purchases.

•
The negative net sales and comps in Electronics, Toys, & Accessories were a result of a reduced product offerings from our “edit” activities in the electronics department, as we continue to refine our understanding of where we can be successful in this category.

•	Hard Home experienced negative net sales and comps as a result of an intentionally narrowed assortment, primarily from a reduction in allocated space executed in the first quarter of 2016.

Gross Margin
Gross margin dollars increased $32.3 million, or 1.6%, to $2,099.4 million in 2016, compared to $2,067.1 million in 2015.  The increase in gross margin dollars was principally due to a higher gross margin rate, which increased gross margin dollars by approximately $28.4 million along with an increase in net sales, which increased gross margin dollars by approximately $3.9 million.  Gross margin as a percentage of net sales increased 60 basis points to 40.4% in 2016 compared to 39.8% in 2015. The gross margin rate increase was principally due to the impact of a higher initial mark-up. The higher initial mark-up was a product of lower inbound freight costs, increased sales of higher margin products, and slightly favorable merchandise costs.

Selling and Administrative Expenses
Selling and administrative expenses were $1,731.0 million in 2016, compared to $1,708.5 million in 2015.  The increase of$22.5 million, or 1.3%, was primarily due to increases in share-based compensation of $19.6 million, pension termination related expenses of $14.9 million, administrative costs to support our e-commerce platform of $10.0 million, and accruals for legal settlements of $5.1 million, partially offset by decreases in distribution and outbound transportation costs of $7.5 million, a gain on the sale of real estate of $3.8 million, a decrease in self-insurance costs of $3.8 million, and the absence of a $4.5 million loss contingency associated with a merchandise related legal matter, which occurred during the second quarter of 2015. The increase in share-based compensation expense was driven by performance share units (“PSUs”), which had not met the accounting requirements for expensing prior to the first quarter of 2016. The increase in pension expense includes all costs associated with the termination of our pension plan including settlement charges and professional fees. The increase in administrative costs to support our e-commerce platform was attributable to the launch of our e-commerce platform during the first quarter of 2016 and, as a result, many of these costs were not incurred in 2015. In 2016, we incurred $4.8 million in charges related to wage and hour claims brought against us in the State of California associated with both our stores and our distribution center as well as for an action related to our handling of hazardous materials and hazardous waste in California. The decrease in distribution and outbound transportation costs was driven by operational efficiencies generated at our distribution centers and through our outbound transportation initiatives, as well as lower diesel fuel prices, during 2016 as compared to 2015. The gain on the sale of real estate resulted from the sale of an owned store location in the fourth quarter of 2016. The decrease in self-insurance costs was due to a decrease in the occurrence of high cost claims within our general liability program.

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

Depreciation Expense
Depreciation expense decreased $2.4 million to $120.5 million in 2016 compared to $122.9 million in 2015. The decrease was driven by a reduction in new store spending in 2014 and 2015 as compared to 2010 and 2011, as the initial store construction costs on those stores are completing the depreciation cycle. This decrease was partially offset by the depreciation of our e-commerce platform, which was placed into service in the first quarter of 2016. Depreciation expense as a percentage of net sales decreased by 10 basis points compared to 2015.

Operating Profit
Operating profit was $248.0 million in 2016 as compared to $235.8 million in 2015. The increase in operating profit was primarily driven by the items discussed in the “Net Sales”, “Gross Margin”, “Selling and Administrative Expenses”, and “Depreciation Expense” sections above. In summary, the increase in our comps and gross margin rate coupled with a decrease in depreciation expense was partially offset by an increase in selling and administrative expenses.

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

Other Income (Expense)
Other income (expense) was $1.4 million in 2016, compared to $(5.3) million in 2015.   We recognized unrealized gains of $3.7 million partially offset by realized losses of $2.3 million in 2016 related to our diesel fuel hedging contracts, driven by an increase in current and future projected diesel fuel prices, which positively impacted valuation. We recognized unrealized losses of $4.7 million along with realized losses of $0.5 million in 2015 related to our diesel fuel hedging contracts, driven by a decrease in current and future projected diesel fuel prices which negatively impacted valuation.

Income Taxes
The effective income tax rate in 2016 and 2015 was 37.4% and 37.0%, respectively. The increase in our effective rate was principally driven by an increase in nondeductible expenses and a net decrease in settlements and lapses of the statute of limitations.

Capital Resources and Liquidity

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility. On May 28, 2015, we entered into a second amendment of the credit facility that among other things extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”). In connection with our original entry into the 2011 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.0 million, which are being amortized over the term of the agreement. In connection with the second amendment of the 2011 Credit Agreement, we paid bank fees and other expenses in the amount of $0.8 million, which are being amortized over the term of the agreement.  Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the Synthetic Lease.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At February 3, 2018, we were in compliance with the covenants of the 2011 Credit Agreement.

We use the 2011 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, share repurchase programs, and other expenditures. In addition, we use the 2011 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2011 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2017, our total indebtedness (outstanding borrowings and letters of credit) under the 2011 Credit Agreement peaked at approximately $425 million in November.  At February 3, 2018, we had $199.8 million in outstanding borrowings under the 2011 Credit Agreement and $495.2 million in borrowings available under the 2011 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.0 million.  Working capital was $432.4 million at February 3, 2018.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.

Whenever our liquidity position requires us to borrow funds under the 2011 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: (1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and (2) cash outflows such as check clearings, wire transfers and other electronic transactions for the acquisition of merchandise, for payment of capital expenditures, and for payment of payroll and other operating expenses, income and other taxes, employee benefits, and other miscellaneous disbursements.

On February 28, 2017, our Board of Directors authorized a share repurchase program providing for the repurchase of $150 million of our common shares (“2017 Repurchase Program”). During 2017, we exhausted this program by purchasing approximately 3.1 million of our outstanding common shares at an average price of $48.04.

On March 7, 2018, our Board of Directors authorized a share repurchase program providing for the repurchase of $100 million of our common shares (the “2018 Repurchase Program”). Pursuant to the 2018 Repurchase Program, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2018 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2018 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations and by drawing on the 2011 Credit Agreement.

In 2017, we declared and paid four quarterly cash dividends of $0.25 per common share for a total paid amount of approximately $44.7 million.

In March 2018, our Board increased our quarterly dividend payment rate by approximately 20% by declaring a quarterly cash dividend of $0.30 per common share payable on April 6, 2018 to shareholders of record as of the close of business on March 23, 2018.

The following table compares the primary components of our cash flows from 2017 to 2016:

(In thousands)	2017	2016	Change
Net cash provided by operating activities	$250,368	$311,925	$(61,557)
Net cash used in investing activities	(156,508)	(84,701)	(71,807)
Net cash used in financing activities	$(93,848)	$(230,204)	$136,356

Cash provided by operating activities decreased by $61.6 million to $250.4 million in 2017 compared to $311.9 million in 2016.  The decrease was driven by a decrease to accounts payable, which decreased our cash provided by operating activities by $67.5 million in 2017 compared to 2016. The decrease to accounts payable was primarily driven by partnering with our vendor community, through changes in certain payment terms, which accounted for approximately $40 million of the decrease, and the timing of purchases of inventory while we prepare for our Spring selling season. The decrease in accounts payable was coupled with increases in other current assets and a decrease in other current liabilities. The increase in other current assets, which decreased our cash provided by operating activities by $12.1 million was driven by increases in various receivables, primarily from landlords and vendors. The decrease in other current liabilities, which decreased our cash provided by operating activities by $10.5 million was primarily driven by payments related to the termination of our pension plan in 2016, partially offset by a decrease in bonus accruals. As discussed in our "Selling and Administrative Expenses" section, the decrease in bonus accruals year over year was driven by performance relative to our operating plan. Partially offsetting the decrease in cash provided by operating activities was an increase in net income of $37.0 million, which was primarily driven by the increase in comparable stores sales and an improved operating profit rate in 2017. Additionally, a change in our income tax position (current and deferred) and a lower effective tax rate, increased our net cash provided by operating activities by $3.0 million. The shift from deferred to current taxes payable was primarily driven by significant favorable deductible temporary differences for 2017, and by tax planning activities.

Cash used in investing activities increased by $71.8 million to $156.5 million in 2017 compared to $84.7 million in 2016.  The increase was primarily driven by a $52.9 million increase in capital expenditures to $142.7 million in 2017 compared to $89.8 million in 2016. The increase in capital expenditures was driven by our increased investment in our new store openings and our Store of the Future remodels at twenty-seven of our locations in 2017, and fixtures and equipment for our new corporate office and new California distribution center. The increase in capital expenditures was coupled with an increase in assets acquired under synthetic lease of $15.6 million and a decrease in cash proceeds of $3.2 million. The increase in assets acquired under synthetic lease was driven by the Synthetic Lease for our new distribution center in Apple Valley, California during the fourth quarter of 2017. The decrease in cash proceeds of $3.2 million was driven by the sale of property in the fourth quarter of 2016, while no similar transaction occurred in 2017.

Cash used in financing activities decreased by $136.4 million to $93.8 million in 2017 compared to $230.2 million in 2016. The primary driver of this decrease was an $88.5 million decrease in payments for treasury shares acquired to $165.8 million in 2017 from $254.3 million in 2016, coupled with an increase of $49.3 million in net borrowings under our bank credit facility to $93.4 million in 2017 compared to $44.1 million in 2016, and an increase of $15.6 million for proceeds from the Synthetic Lease. The increase in net borrowings was principally driven by the changes in our accounts payable position, discussed in cash provided by operating activities above. Partially offsetting these decreases were a decrease of $10.0 million in proceeds from stock option exercises and an increase in dividends paid of $6.2 million.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations. On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $120 to $130 million in 2018; and we intend to distribute approximately $150 million to shareholders through the 2018 Repurchase Program and quarterly dividend payments.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 3, 2018:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$200,088	$288	$—	$199,800	$—
Operating lease obligations (3) (4)	1,412,258	344,041	532,241	289,736	246,240
Capital lease obligations (4)	17,519	4,760	8,812	3,860	87
Purchase obligations (4) (5)	812,094	705,115	96,313	8,705	1,961
Other long-term liabilities (6)	84,106	8,355	10,497	10,107	55,147
Total contractual obligations	$2,526,065	$1,062,559	$647,863	$512,208	$303,435

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2011 Credit Agreement, and the associated accrued interest of $0.3 million. In addition, we had outstanding letters of credit totaling $59.6 million at February 3, 2018. Approximately $57.6 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For a further discussion, see note 3 to the accompanying consolidated financial statements. The remaining $2.0 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligation.

(3)
Operating lease obligations include, among other items, leases for retail stores, offices, and certain computer and other business equipment. The future minimum commitments for retail store and office operating leases are $1,118.8 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $293.4 million at February 3, 2018. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $415.3 million, the entirety of which represents obligations due within one year of February 3, 2018. In addition, we have purchase commitments for future inventory purchases totaling $11.5 million at February 3, 2018. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $385.3 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $33.4 million for obligations related to our nonqualified deferred compensation plan, $30.9 million for a charitable commitment, $15.6 million for the Synthetic Lease, and $2.8 million for unrecognized tax benefits. We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have committed to make a $40.0 million charitable donation over a 10-year period, and we have a remaining obligation of $30.9 million over the next nine years. We have entered into the Synthetic Lease for our new distribution center in California. We have included unrecognized tax benefits of $2.2 million for payments expected in 2017 and $0.6 million of timing-related income tax uncertainties anticipated to reverse in 2018. Unrecognized tax benefits in the amount of $14.4 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments.

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

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2018, the majority of these counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on historical results at the individual store level. Thus, the shrink accrual rates will be adjusted throughout the January to June inventory cycle based on actual results. At February 3, 2018, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income before income taxes by approximately $3.2 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

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

We identified one store in 2016 and two stores in 2015, respectively, with impairment indicators as a result of our annual store impairment tests. For these stores, we recognized impairment charges of $0.1 million and $0.4 million in 2016, and 2015, respectively. In 2017, we did not identify any stores with impairment indicators during our annual review and therefore, did not recognize any impairment charges. We do not believe that varying the assumptions used to test for recoverability to estimate fair value of our long-lived assets would have a material impact on the impairment charges we incurred in 2016 or 2015.

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

Share-Based Compensation
We currently grant non-vested restricted stock units and PSUs to our employees under shareholder approved incentive plans. Additionally, we have granted stock options and non-vested restricted stock awards in prior years. Share-based compensation expense was $27.8 million, $33.0 million, and $13.5 million in 2017, 2016, and 2015, respectively. Future share-based compensation expense for non-vested restricted stock units depends on the future number of awards, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for PSUs is dependent upon the future number of awards, the estimated vesting period, the grant date of the award which may vary from the issuance date, financial results relative to the targets established for each fiscal year within the three-year performance period, and potentially other estimates, judgments and assumptions used in arriving at the fair value of PSUs. Future share-based compensation expense related to non-vested restricted stock units and PSUs may vary materially from the currently amortizing awards.

Compensation expense for non-vested restricted stock units is recorded over the contractual vesting period based on our expectation of achieving the performance criteria. We monitor the achievement of the performance criteria at each reporting period.

We issued PSUs to certain employees in 2015, 2016, and 2017. The PSUs issued in 2015, 2016 and 2017 were structured to reflect specific shareholder feedback and are based on a three-year financial performance period and are payable to associates at the end of the third year assuming certain financial performance metrics are achieved. Those financial metrics include earnings per share (“EPS”) and return on invested capital (“ROIC”). Financial performance targets (for both EPS and ROIC) are established by the Compensation Committee of our Board of Directors at the beginning of each fiscal year based on our approved operating plan. From an accounting perspective, a grant date will be deemed to be established when all financial targets are determined, which occurred in March 2017 for the PSUs issued in 2015, and is estimated to occur in March 2018 and March 2019 for the PSUs issued in 2016 and 2017, respectively. Compensation expense for the PSUs will be recorded (1) based on fair value of the award on the grant date and the estimated achievement of financial performance objectives, and (2) on a straight-line basis from the grant date, which may vary from the issuance date, through the vesting date. Accordingly, based on this accounting treatment, there was no expense recognized in fiscal 2015 or fiscal 2016 related to the PSUs issued in 2015. On March 7, 2017, the Compensation Committee established the 2017 performance targets, which established the grant date, and, therefore, the fair value of the PSUs issued in 2015. We monitored the estimated achievement of the financial performance objectives at each reporting period end and adjusted the estimated expense on a cumulative basis. In 2017, we recognized $15.4 million in share-based compensation expense related to the PSUs issued in 2015. In 2016, we recognized $17.5 million in share-based compensation expense related to the PSUs issued in 2014.

At February 3, 2018, PSUs issued and outstanding were as follows:

Issue Year	Outstanding PSUs at February 3, 2018	Actual Grant Date	Expected Valuation (Grant) Date
2015	249,324	March 2017
2016	337,421		March 2018
2017	268,296		March 2019
Total	855,041

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

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit, changes in deferred tax asset valuation allowances and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates, such as the Tax Cuts and Jobs Act. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

We evaluate our ability to recover our deferred tax assets within the jurisdiction from which they arise. We consider all available positive and negative evidence including recent financial results, projected future pretax accounting income and tax planning strategies (when necessary). This evaluation requires us to make assumptions that require significant judgment about the forecasts of future pretax accounting income. The assumptions that we use in this evaluation are consistent with the assumptions and estimates used to develop our consolidated operating financial plans. If we determine that a portion of our deferred tax assets, which principally represent expected future deductions or benefits, are not likely to be realized, we recognize a valuation allowance for our estimate of these benefits which we believe are not likely recoverable. Additionally, changes in tax laws, apportionment of income for state and local tax purposes, and rates could also affect recorded deferred tax assets.

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

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at February 3, 2018 would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $7 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 3.5% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $2.2 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2011 Credit Agreement that we make from time to time. We had borrowings of $199.8 million under the 2011 Credit Agreement at February 3, 2018. An increase of 1% in our variable interest rate on our investments and expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $2.4 million.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At February 3, 2018, we had outstanding derivative instruments, in the form of collars, covering 3.6 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2018	2,400	2,400	$219
2019	1,200	1,200	171
2020	—	—	—
Total	3,600	3,600	$390

Additionally, at February 3, 2018, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated April 3, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
April 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Big Lots, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
April 3, 2018

We have served as the Company’s auditor since 1989.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2017	2016	2015
Net sales	$5,270,980	$5,200,439	$5,190,582
Cost of sales (exclusive of depreciation expense shown separately below)	3,128,538	3,101,020	3,123,442
Gross margin	2,142,442	2,099,419	2,067,140
Selling and administrative expenses	1,723,996	1,730,956	1,708,499
Depreciation expense	117,093	120,460	122,854
Operating profit	301,353	248,003	235,787
Interest expense	(6,711)	(5,091)	(3,683)
Other income (expense)	712	1,387	(5,254)
Income before income taxes	295,354	244,299	226,850
Income tax expense	105,522	91,471	83,977
Net income	$189,832	$152,828	$142,873

Earnings per common share:
Basic	$4.43	$3.37	$2.83
Diluted	$4.38	$3.32	$2.80

Cash dividends declared per common share	$1.00	$0.84	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2017	2016	2015
Net income	$189,832	$152,828	$142,873
Other comprehensive income (loss):
Amortization of pension, net of tax benefit of $0, $(886), and $(702), respectively	—	1,355	1,119
Valuation adjustment of pension, net of tax (benefit) expense of $0, $(9,556), and $1,530, respectively	—	14,622	(2,440)
Total other comprehensive income (loss)	—	15,977	(1,321)
Comprehensive income	$189,832	$168,805	$141,552

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$51,176	$51,164
Inventories	872,790	858,689
Other current assets	98,007	84,526
Total current assets	1,021,973	994,379
Property and equipment - net	565,977	525,851
Deferred income taxes	13,986	46,469
Other assets	49,790	41,008
Total assets	$1,651,726	$1,607,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,226	$400,495
Property, payroll, and other taxes	80,863	81,306
Accrued operating expenses	72,013	71,251
Insurance reserves	38,517	40,269
Accrued salaries and wages	39,321	54,009
Income taxes payable	7,668	31,265
Total current liabilities	589,608	678,595
Long-term obligations	199,800	106,400
Deferred rent	58,246	56,035
Insurance reserves	55,015	56,593
Unrecognized tax benefits	14,929	15,853
Other liabilities	64,541	43,601
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 41,925 shares and 44,259 shares, respectively	1,175	1,175
Treasury shares - 75,570 shares and 73,236 shares, respectively, at cost	(2,422,396)	(2,291,379)
Additional paid-in capital	622,550	617,516
Retained earnings	2,468,258	2,323,318
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	669,587	650,630
Total liabilities and shareholders’ equity	$1,651,726	$1,607,707

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - January 31, 2015	52,912	$1,175	64,583	$(1,878,523)	$574,454	$2,107,100	$(14,656)	$789,550
Comprehensive income	—	—	—	—	—	142,873	(1,321)	141,552
Dividends declared ($0.76 per share)	—	—	—	—	—	(39,734)	—	(39,734)
Purchases of common shares	(4,403)	—	4,403	(201,867)	—	—	—	(201,867)
Exercise of stock options	450	—	(450)	13,149	3,134	—	—	16,283
Restricted shares vested	128	—	(128)	3,747	(3,747)	—	—	—
Performance shares vested	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	—	—	687	—	—	687
Share activity related to deferred compensation plan	1	—	(1)	19	4	—	—	23
Other	13	—	(13)	384	113	—	—	497
Share-based employee compensation expense	—	—	—	—	13,479	—	—	13,479
Balance - January 30, 2016	49,101	1,175	68,394	(2,063,091)	588,124	2,210,239	(15,977)	720,470
Comprehensive income	—	—	—	—	—	152,828	15,977	168,805
Dividends declared ($0.84 per share)	—	—	—	—	—	(39,749)	—	(39,749)
Purchases of common shares	(5,685)	—	5,685	(254,304)	—	—	—	(254,304)
Exercise of stock options	573	—	(573)	17,834	3,822	—	—	21,656
Restricted shares vested	252	—	(252)	7,649	(7,649)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	510	—	—	510
Share activity related to deferred compensation plan	—	—	—	3	6	—	—	9
Other	5	—	(5)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	33,029	—	—	33,029
Balance - January 28, 2017	44,259	1,175	73,236	(2,291,379)	617,516	2,323,318	—	650,630
Comprehensive income	—	—	—	—	—	189,832	—	189,832
Dividends declared ($1.00 per share)	—	—	—	—	—	(44,746)	—	(44,746)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	—	95
Purchases of common shares	(3,437)	—	3,437	(165,757)	—	—	—	(165,757)
Exercise of stock options	304	—	(304)	9,659	2,053	—	—	11,712
Restricted shares vested	368	—	(368)	11,562	(11,562)	—	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—	—
Share activity related to deferred compensation plan	—	—	—	(4)	—	—	—	(4)
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	27,825	—	—	27,825
Balance - February 3, 2018	41,925	$1,175	75,570	$(2,422,396)	$622,550	$2,468,258	$—	$669,587

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2017	2016	2015
Operating activities:
Net income	$189,832	$152,828	$142,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,004	108,315	108,054
Deferred income taxes	32,578	(9,171)	(617)
Non-cash share-based compensation expense	27,825	33,029	13,479
Excess tax benefit from share-based awards	—	(1,111)	(1,330)
Non-cash impairment charge	—	100	386
Loss (gain) on disposition of property and equipment	483	(2,899)	1,464
Unrealized (gain) loss on fuel derivatives	(1,398)	(3,657)	4,665
Pension expense, net of contributions	—	6,644	(5,312)
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(14,100)	(8,707)	1,687
Accounts payable	(49,269)	18,217	23,345
Current income taxes	(26,368)	12,391	29,305
Other current assets	(12,144)	34	(12,189)
Other current liabilities	(15,342)	(4,789)	22,282
Other assets	(9,335)	(3,976)	3,806
Other liabilities	21,602	14,677	10,454
Net cash provided by operating activities	250,368	311,925	342,352
Investing activities:
Capital expenditures	(142,745)	(89,782)	(125,989)
Cash proceeds from sale of property and equipment	1,854	5,061	12,773
Assets acquired under synthetic lease	(15,606)	—	—
Other	(11)	20	23
Net cash used in investing activities	(156,508)	(84,701)	(113,193)
Financing activities:
Net proceeds from borrowings under bank credit facility	93,400	44,100	200
Payment of capital lease obligations	(4,134)	(4,514)	(4,433)
Dividends paid	(44,671)	(38,466)	(38,530)
Proceeds from the exercise of stock options	11,712	21,656	16,283
Excess tax benefit from share-based awards	—	1,111	1,330
Payment for treasury shares acquired	(165,757)	(254,304)	(201,867)
Proceeds from synthetic lease	15,606	—	—
Deferred bank credit facility fees paid	—	—	(779)
Other	(4)	213	520
Net cash used in financing activities	(93,848)	(230,204)	(227,276)
Increase (decrease) in cash and cash equivalents	12	(2,980)	1,883
Cash and cash equivalents:
Beginning of year	51,164	54,144	52,261
End of year	$51,176	$51,164	$54,144

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a community retailer in the United States (“U.S.”).  At February 3, 2018, we operated 1,416 stores in 47 states and an e-commerce platform. We are dedicated to friendly service, trustworthy value, and affordable solutions in every season and category – furniture, food, décor, and more. We exist to serve everyone like family, providing a better shopping experience for our customers by providing great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts that are meaningful, combined with the quality and ease of the shopping experience.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2017 (“2017”) was comprised of the 53 weeks that began on January 29, 2017 and ended on February 3, 2018.  Fiscal year 2016 (“2016”) was comprised of the 52 weeks that began on January 31, 2016 and ended on January 28, 2017.  Fiscal year 2015 (“2015”) was comprised of the 52 weeks that began on February 1, 2015 and ended on January 30, 2016.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than five days, and at February 3, 2018 and January 28, 2017, totaled $27.0 million and $26.9 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of February 3, 2018 and January 28, 2017.

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

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because many initial lease terms range from five to ten years and the majority of our lease options have a term of five years, we estimate the useful life of leasehold improvements at five years. This amortization period is consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term.

Assets acquired under noncancellable leases, which meet the criteria of a capital lease, are capitalized in property and equipment - net and amortized over the estimated service life of the asset or the applicable lease term, whichever is shorter.

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

Pension
As of January 28, 2017, our pension plans were frozen, terminated and fully distributed. Accordingly, we no longer evaluate pension assumptions or calculate expenses and obligations related to our pension plans, as further discussed in note 8. In prior years, we evaluated pension assumptions and used actuarial valuations to calculate the estimated expenses and obligations related to our pension plans. We reviewed external data and historical trends to help determine the discount rate and expected long-term rate of return. Our objective in selecting a discount rate was to identify the best estimate of the rate at which the benefit obligations would be settled on the measurement date. In making this estimate, we reviewed rates of return on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits. This process included a review of the bonds available on the measurement date with a quality rating of Aa or better. The expected long-term rate of return on assets was derived from detailed periodic studies, which included a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprised the plan’s asset mix. While the studies gave appropriate consideration to recent plan performance and historical returns, the assumption for the expected long-term rate of return was primarily based on our expectation of a long-term, prospective rate of return.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees. We purchase stop-loss coverage to limit significant exposure in these areas. Accrued insurance-related liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported and are reliably determinable. The accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 3.5% discount rate, while other liabilities for insurance-related reserves are not discounted.

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

Commitments and Contingencies
We are subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, we estimate the likelihood and amount of any potential obligation, where it is possible to do so, using management's judgment. Management uses various internal and external specialists to assist in the estimating process. We accrue, if material, a liability if the likelihood of a loss is probable and the amount is estimable. If the likelihood of a loss is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to our consolidated financial statements and no accrual is made.

Revenue Recognition
We recognize sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and estimated returns and exclude any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits when (1) the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns, and record breakage when a gift card or merchandise credit has aged at least four years beyond the end of their original issuance month. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $161.5 million, $151.9 million, and $159.4 million for 2017, 2016, and 2015, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet and social media marketing and advertising, e-mail, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $92.0 million, $92.3 million, and $91.5 million for 2017, 2016, and 2015, respectively.

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

Performance Share Units
Compensation expense for performance share units (“PSUs”) is recorded based on fair value of the award on the grant date and the estimated achievement of financial performance objectives. From an accounting perspective, the grant date is established once all financial performance targets have been set. We monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis. The expense for the PSUs is recorded on a straight-line basis from the grant date through the vesting date.

CEO Performance Share Units
For the PSUs granted to our CEO during 2013, compensation expense was recorded based on fair value of the award on the grant date and the estimated achievement date of the performance criteria. An estimated target achievement date for each tranche of the award was determined at the time of the award grant based on a Monte Carlo simulation.

Stock Options
We valued and expensed stock options with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for options with graded vesting was recorded on a straight-line basis over the vesting period. Historically, we estimated the fair value of stock options using a binomial model. The binomial model takes into account variables such as volatility, dividend yield rate, risk-free rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of retirement of the option holder in computing the value of the option. Expected volatility was based on historical implied volatilities from traded options on our common shares. The dividend yield on our common shares was assumed to be zero, since we had not paid dividends at the time of our most recent stock option grants in 2013, nor did we have intentions of doing so at that time. The risk-free rate was based on U.S. Treasury security yields at the time of the grant. The expected life was determined from the binomial model, which incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options, restricted stock awards, restricted stock units, and PSUs, calculated using the treasury stock method.

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

Other Comprehensive Income
Our other comprehensive income included the impact of the amortization of our pension actuarial loss, net of tax, and the revaluation of our pension actuarial loss, net of tax.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$5,991	$4,486	$3,204
Cash paid for income taxes, excluding impact of refunds	$99,693	$103,323	$56,158
Gross proceeds from borrowings under the bank credit facility	$1,656,100	$1,673,700	$1,588,200
Gross repayments of borrowings under the bank credit facility	$1,562,700	$1,629,600	$1,588,000
Non-cash activity:
Assets acquired under capital leases	$238	$286	$10,180
Accrued property and equipment	$11,236	$9,295	$9,808

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. We have evaluated the impact this guidance will have on our consolidated financial statements and our adoption method. Our adoption of this standard will not significantly change the timing of the recognition of our revenue or costs although our principal versus agent presentation of an immaterial portion of our vendor relationships will be impacted. We will adopt the new standard effective February 4, 2018, using the full retrospective method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating both the impact that this standard will have on our consolidated financial statements and which practical expedients to employ during adoption. We will not early adopt this standard.

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

We selected a modified retrospective method for the recognition of the cumulative income tax effects and a prospective method for cash flow presentations. For 2017, we recorded a $4.5 million benefit to income tax expense attributable to excess tax benefits. For 2016 and 2015, $0.5 million and $0.7 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted on a full retrospective basis. Additionally, we recorded an insignificant adjustment to retained earnings to change our accounting method from an estimated forfeiture rate approach to actual forfeiture approach, which accounts for forfeitures as they occur.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in notes 10, if applicable, and 16) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	February 3, 2018	January 28, 2017
Land and land improvements	$60,416	$50,906
Buildings and leasehold improvements	881,077	853,324
Fixtures and equipment	772,711	743,212
Computer software costs	172,539	165,209
Construction-in-progress	35,084	18,653
Property and equipment - cost	1,921,827	1,831,304
Less accumulated depreciation and amortization	1,355,850	1,305,453
Property and equipment - net	$565,977	$525,851

Property and equipment - cost includes $28.6 million and $31.0 million at February 3, 2018 and January 28, 2017, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $13.2 million and $11.1 million at February 3, 2018 and January 28, 2017, respectively, related to capital leases. Additionally, we had $15.6 million in assets from a synthetic lease for our distribution center in Apple Valley, California at February 3, 2018. We did not have any synthetic leases in 2016.

During 2017, 2016, and 2015, respectively, we invested $142.7 million, $89.8 million, and $126.0 million of cash in capital expenditures and we recorded $117.1 million, $120.5 million, and $122.9 million of depreciation expense.

We incurred $0.0 million, $0.1 million, and $0.4 million in asset impairment charges in 2017, 2016, and 2015, respectively. During 2017, we did not impair the value of long-lived assets at any stores as a result of our annual store impairment review. In 2016, we wrote down the value of long-lived assets at one store identified as part of our annual store impairment review. In 2015, we wrote down the value of long-lived assets at two stores identified as part of our annual store impairment review.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement. At February 3, 2018, we had $199.8 million of borrowings outstanding under the 2011 Credit Agreement and $5.0 million was committed to outstanding letters of credit, leaving $495.2 million available under the 2011 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $33.0 million and $24.1 million at February 3, 2018 and January 28, 2017, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 5 – LEASES

Leased property consisted primarily of 1,363 of our retail stores, our new corporate office, our new California distribution center, and certain transportation, information technology and other office equipment. In 2016, we entered into a lease for our new corporate office and expect to move into the new office in the first half of 2018. In late 2017, we entered into a synthetic lease arrangement for a new distribution center in California. We are the construction agent for the new distribution center in California and we expect the lease term to commence and to begin operations in 2019. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance for operating leases consisted of the following:

(In thousands)	2017	2016	2015
Minimum rents	$330,229	$321,248	$314,605
Contingent rents	469	607	637
Total rent expense	$330,698	$321,855	$315,242

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at February 3, 2018, were as follows:

Fiscal Year	(In thousands)
2018	$268,500
2019	228,709
2020	185,332
2021	139,050
2022	89,990
Thereafter	207,254
Total leases	$1,118,835

We have obligations for capital leases primarily for store asset protection equipment and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Scheduled payments for all capital leases at February 3, 2018, were as follows:

Fiscal Year	(In thousands)
2018	$4,760
2019	4,406
2020	4,406
2021	3,352
2022	508
Thereafter	87
Total lease payments	$17,519
Less amount to discount to present value	(1,539)
Capital lease obligation per balance sheet	$15,980

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and PSUs. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2017, 2016, and 2015 were as follows:

(In millions)	2017	2016	2015
Antidilutive stock options excluded from dilutive share calculation	—	—	0.1

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

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2017	2016	2015
Weighted-average common shares outstanding:
Basic	42,818	45,316	50,517
Dilutive effect of share-based awards	482	658	447
Diluted	43,300	45,974	50,964

Share Repurchase Programs
On February 28, 2017, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $150 million of our common shares (“2017 Repurchase Program”). The 2017 Repurchase Program was exhausted during the third quarter of 2017. During 2017, we acquired approximately 3.1 million of our outstanding common shares for $150 million under the 2017 Repurchase Program.

Common shares acquired through repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2016:		(In thousands)	(In thousands)
First quarter	$0.21	$10,616	$10,597
Second quarter	0.21	9,674	9,282
Third quarter	0.21	9,699	9,290
Fourth quarter	0.21	9,760	9,297
Total	$0.84	$39,749	$38,466
2017:		(In thousands)	(In thousands)
First quarter	$0.25	$11,547	$12,683
Second quarter	0.25	11,289	10,872
Third quarter	0.25	11,007	10,638
Fourth quarter	0.25	10,903	10,478
Total	$1.00	$44,746	$44,671

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

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2017 Long-Term Incentive Plan (“2017 LTIP”) in May 2017. The 2017 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, PSUs, stock appreciation rights, cash-based awards, and other share-based awards. We have issued restricted stock units and PSUs under the 2017 LTIP. The number of common shares available for issuance under the 2017 LTIP consists of an initial allocation of 5,500,000 common shares plus any common shares subject to the 1,743,116 outstanding awards as of January 28, 2017 under the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) that, on or after January 28, 2017, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2017 LTIP, has the authority to determine the terms of each award.

Our former equity compensation plan, the 2012 LTIP, approved by our shareholders in May 2012, expired on May 24, 2017. The 2012 LTIP authorized the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, PSUs, stock appreciation rights, cash-based awards, and other share-based awards. We issued nonqualified stock options, restricted stock, restricted stock units, and PSUs under the 2012 LTIP. The Committee, which was charged with administering the 2012 LTIP, had the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which was not less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

Our other former equity compensation plan, the 2005 LTIP, approved by our shareholders in May 2005, expired on May 16, 2012. The 2005 LTIP authorized the issuance of nonqualified stock options, restricted stock, and other award types. We issued only nonqualified stock options and restricted stock under the 2005 LTIP. The Committee, which was charged with administering the 2005 LTIP, had the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2005 LTIP, the exercise price of which was not less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest.

Share-based compensation expense was $27.8 million, $33.0 million and $13.5 million in 2017, 2016, and 2015, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2015, 2016, and 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 31, 2015	744,805	$38.13
Granted	217,767	49.00
Vested	(128,140)	38.42
Forfeited	(49,283)	40.28
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96
Granted	261,792	45.62
Vested	(252,156)	42.03
Forfeited	(23,264)	43.63
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12
Granted	205,819	51.16
Vested	(368,408)	42.84
Forfeited	(19,089)	44.02
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77

The non-vested restricted stock units granted in 2015, 2016 and 2017 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted to employees in 2013 have met the applicable threshold financial performance objective and will vest in 2018.

Performance Share Units
In 2013, in connection with his appointment as CEO and President, Mr. Campisi was awarded 37,800 PSUs, which vest based on the achievement of share price performance goals and had a weighted average grant-date fair value per share of $34.68. The PSUs have a contractual term of seven years. In 2014, Mr. Campisi’s first two tranches for a total of 25,200 PSUs vested. In 2016, Mr. Campisi's third and final tranche of 12,600 PSUs vested.

In 2015, 2016, and 2017, we issued PSUs to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. At February 3, 2018, 855,041 non-vested PSUs were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at February 3, 2018	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2015	249,324	March 2017		Fiscal 2017
2016	337,421		March 2018	Fiscal 2018
2017	268,296		March 2019	Fiscal 2019
Total	855,041

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. The PSUs issued in 2015 performed above target and more shares will be distributed than initially granted. At February 3, 2018, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2016. In 2017 and 2016, we recognized $15.4 million and $17.5 million, respectively, in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for fiscal years 2016 and 2017:

	PSUs, excluding 2013 CEO PSUs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 30, 2016	—	$—
Granted	379,794	41.04
Vested	—	—
Forfeited	(19,437)	41.04
Outstanding PSUs at January 28, 2017	360,357	$41.04
Granted	259,042	51.49
Vested	(360,357)	41.04
Forfeited	(9,718)	51.49
Outstanding PSUs at February 3, 2018	249,324	$51.49

Board of Directors' Awards
In 2016 and 2015, we granted to each non-employee member of our Board of Directors a restricted stock award. In 2017, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $200,000, and (2) the remaining non-employees elected to our Board of Directors at our 2017 Annual Meeting of Shareholders an annual restricted stock unit award having a grant date fair value of approximately $135,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders or (2) the death or disability of the grantee. However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs. Additionally, we allow our non-employee directors to defer all or a portion of their restricted stock unit award and by such election, the non-employee director can defer receipt of the restricted stock units until the earlier of the first to occur; (1) the specified date by the non-employee director in the deferral agreement, (2) the non-employee director’s death or disability, or (3) the date the non-employee director ceases to serve as a member of the Board of Directors.

Stock Options
The following table summarizes information about our stock options outstanding and exercisable at February 3, 2018:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price

$30.01	$40.00	163,126	2.1	$35.58	163,126	$35.58
$40.01	$50.00	117,500	1.1	43.85	117,500	43.85
		280,626	1.7	$39.04	280,626	$39.04

A summary of the annual stock option activity for fiscal years 2015, 2016, and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 31, 2015	1,703,213	$37.59
Exercised	(450,136)	36.17
Forfeited	(78,175)	35.84
Outstanding stock options at January 30, 2016	1,174,902	$38.26
Exercised	(572,727)	37.81
Forfeited	(12,500)	35.83
Outstanding stock options at January 28, 2017	589,675	$38.75
Exercised	(304,049)	38.51
Forfeited	(5,000)	36.93
Outstanding stock options at February 3, 2018	280,626	$39.04	1.7	$5,247
Vested or expected to vest at February 3, 2018	280,626	$39.04	1.7	$5,247
Exercisable at February 3, 2018	280,626	$39.04	1.7	$5,247

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.  With the adoption of ASU 2016-09, we have eliminated our annual forfeiture rate assumption.

During 2017, 2016, and 2015, the following activity occurred under our share-based compensation plans:

(In thousands)	2017	2016	2015
Total intrinsic value of stock options exercised	$4,423	$7,392	$5,980
Total fair value of restricted stock vested	$19,015	$11,510	$6,259
Total fair value of performance shares vested	$21,026	$621	$—

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2016 and 2017, at February 3, 2018 was approximately $11.0 million.  This compensation cost is expected to be recognized through January 2021 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.7 years from February 3, 2018.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Pension Benefits
In prior years, we maintained the Pension Plan and Supplemental Pension Plan covering certain employees whose hire date was on or before April 1, 1994. Benefits under each plan were based on credited years of service and the employee’s compensation during the last five years of employment.

On October 31, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Pension Plan. The Pension Plan discontinued accruing benefits on December 31, 2015, and the termination was effective January 31, 2016. On December 2, 2015, our Board of Directors approved amendments to freeze benefits and terminate the Supplemental Pension Plan. The Supplemental Pension Plan discontinued accruing benefits on December 31, 2015, and the termination was effective December 31, 2015. During 2016, we completed the termination proceedings for the Pension Plan, including seeking and receiving a favorable IRS determination letter, conducting a lump sum offering to our active and terminated vested participants, and conducting an insurance placement for the annuity purchasers. Additionally, we funded the Pension Plan and reduced our liability thereunder to zero. In January 2017, we completed the termination proceedings for the Supplemental Pension Plan and paid all accrued balances to participants through lump sum settlements.

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

The components of net periodic pension expense were comprised of the following:

(In thousands)	2016	2015
Service cost - benefits earned in the period	$—	$1,923
Interest cost on projected benefit obligation	879	2,444
Expected investment return on plan assets	(1,536)	(2,628)
Amortization of prior service cost	—	4
Amortization of actuarial loss	2,241	1,817
Curtailment loss	—	191
Settlement loss	24,483	1,912
Net periodic pension cost	$26,067	$5,663

The weighted-average assumptions used to determine net periodic pension expense were:

	2016	2015
Discount rate	1.2%	3.3%
Rate of increase in compensation levels	—%	2.8%
Expected long-term rate of return	2.8%	5.2%

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2017, 2016, and 2015, we expensed $7.7 million, $6.6 million, and $6.3 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $33.4 million and $24.4 million at February 3, 2018 and January 28, 2017, respectively, which are recorded in other liabilities.

NOTE 9 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law legislation commonly referred to as the Tax Cut and Jobs Act (“TCJA”). The legislation significantly changed U.S. tax law, including permanently lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018 and accelerating tax depreciation for certain assets placed in service after September 27, 2017. Since the rate reduction was effective on January 1, 2018, our 2017 federal statutory tax rate is a blended rate of 33.7%. Also, we estimated the effects of the corporate income tax rate reduction on our net deferred tax assets resulting in the provisional recognition of an additional $4.5 million of income tax expense in our consolidated statement of operations for 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. We have recorded the provisional tax impacts of the TCJA on existing current and deferred tax amounts for 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued. The accounting is expected to be complete in the fourth quarter of 2018 in light of the filing of our 2017 U.S. corporate income tax return and anticipated regulatory guidance.

The provision for income taxes was comprised of the following:

(In thousands)	2017	2016	2015
Current:
U.S. Federal	$63,743	$87,521	$73,817
U.S. State and local	9,201	13,122	10,783
Total current tax expense	72,944	100,643	84,600
Deferred:
U.S. Federal	28,336	(7,965)	(348)
U.S. State and local	4,242	(1,207)	(275)
Total deferred tax expense	32,578	(9,172)	(623)
Income tax provision	$105,522	$91,471	$83,977

Net deferred tax assets fluctuated by items that are not reflected in deferred tax expense in the above table. In 2017, net deferred tax assets increased by $0.1 million as a result of ASU 2016-09. Net deferred tax assets decreased by $10.4 million in 2016, and increased by $0.8 million in 2015, principally from pension-related charges recorded in accumulated other comprehensive loss.

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2017	2016	2015
Statutory federal income tax rate	33.7%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.0	3.2	3.0
Provisional effect of the TCJA	1.5	—	—
Work opportunity tax and other employment tax credits	(1.0)	(1.1)	(1.1)
Excess tax benefit from share-based compensation	(1.3)	—	—
Other, net	(0.2)	0.3	0.1
Effective income tax rate	35.7%	37.4%	37.0%

In 2017, we adopted ASU 2016-09. Prior to the adoption of ASU 2016-09, differences between the tax deduction ultimately realized from an equity award and the deferred tax asset recognized as compensation cost were generally credited (“excess tax benefits”) or charged (“deficiencies”) to equity. Under ASU 2016-09, all tax effects of share-based compensation, including excess tax benefits and tax deficiencies, are recognized in income tax expense. In 2017, we recognized excess tax benefits which reduced income tax expense by $4.3 million. Tax benefits of $0.5 million and $0.7 million in 2016 and 2015, respectively, were credited directly to additional paid-in capital within shareholders’ equity.

Income tax payments and refunds were as follows:

(In thousands)	2017	2016	2015
Income taxes paid	$99,693	$103,323	$56,158
Income taxes refunded	(888)	(16,187)	(818)
Net income taxes paid	$98,805	$87,136	$55,340

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	February 3, 2018	January 28, 2017
Deferred tax assets:
Workers’ compensation and other insurance reserves	$21,106	$32,194
Accrued rent	15,292	22,259
Compensation related	14,308	39,616
Uniform inventory capitalization	13,591	18,648
Depreciation and fixed asset basis differences	8,435	10,095
State tax credits, net of federal tax benefit	4,246	3,844
Accrued state taxes	3,749	7,157
Accrued operating liabilities	537	2,056
Other	11,623	17,138
Valuation allowances	(2,311)	(2,087)
Total deferred tax assets	90,576	150,920
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	51,310	71,155
Lease construction reimbursements	11,542	15,682
Prepaid expenses	5,559	6,553
Workers’ compensation and other insurance reserves	2,424	3,482
Other	5,755	7,579
Total deferred tax liabilities	76,590	104,451
Net deferred tax assets	$13,986	$46,469

We have the following income tax loss and credit carryforwards at February 3, 2018 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$17	Expires fiscal years 2020 through 2025
California enterprise zone credits	4,976	Predominately expires fiscal year 2023
Other state credits	399	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$5,392

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Unrecognized tax benefits - beginning of year	$13,121	$13,772	$14,922
Gross increases - tax positions in current year	361	822	939
Gross increases - tax positions in prior period	1,329	171	872
Gross decreases - tax positions in prior period	(1,385)	(80)	(430)
Settlements	(319)	(236)	(732)
Lapse of statute of limitations	(1,434)	(1,328)	(1,799)
Unrecognized tax benefits - end of year	$11,673	$13,121	$13,772

At the end of 2017 and 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $9.2 million and $8.4 million, respectively, after considering the federal tax benefit of state and local income taxes of $2.1 million and $4.1 million, respectively. Unrecognized tax benefits of $0.6 million and $0.6 million in 2017 and 2016, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense associated with interest and penalties on unrecognized tax benefits of approximately $0.1 million, $0.2 million, and $0.1 million during 2017, 2016, and 2015, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at February 3, 2018 and January 28, 2017 was $6.1 million and $6.3 million, respectively.

We are subject to U.S. federal income tax, and income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2014 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. After acquiring Canadian operations on July 18, 2011 and prior to dissolution on June 10, 2014, we also were subject to Canadian and provincial taxes. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the short fiscal period ended January 28, 2012 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through February 2, 2019, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.0 million.  Actual results may differ materially from this estimate.

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

On August 1, 2016, our Board of Directors passed a resolution creating a special litigation committee (“SLC”) to conduct an independent investigation and determine, in its sole discretion, whether it is in the best interests of the Company to pursue, settle, or seek dismissal of, the claims asserted in the Consolidated Derivative Action, the Brosz Action, and the Tremblay Action. The SLC is composed of three members, each of whom is a director that is not a party to any of the derivative actions and was not a member of the Board until well after the relevant time period.  The SLC retained independent counsel and conducted an investigation. On October 20, 2016, the Company filed motions to stay all proceedings in the Consolidated Derivative Action and the Brosz Action pending the completion of the SLC’s investigation. The Court granted the motion to stay all proceedings on December 15, 2016. As noted above, the Brosz action was consolidated with the Consolidated Derivative Action on December 29, 2016, and the Tremblay Action was voluntarily dismissed on January 12, 2017. On May 18, 2017, after concluding its investigation, the SLC filed a motion to dismiss the Consolidated Derivative Action. On May 19, 2017, the Court issued an order providing for discovery and briefing in connection with the SLC’s motion to dismiss and setting a schedule for further litigation of the merits of the lawsuit. On December 14, 2017, the parties entered into a Stipulation and Agreement of Settlement and Plaintiff filed an Unopposed Motion for Preliminary Approval of Derivative Settlement with the Court. That motion remains pending with the Court.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012. On May 6, 2013, the defendants filed a motion to dismiss the putative class action complaint. On January 21, 2016, the Court granted in part and denied in part the defendants’ motion to dismiss, allowing some claims to move forward. On May 27, 2016, the lead plaintiff moved for class certification (requesting a class period from March 2, 2012 through August 23, 2012) and to appoint class representatives and class counsel. Defendants opposed the motion. On March 17, 2017, the Court granted plaintiffs' motion, certifying the class and appointing class representatives and class counsel. On March 31, 2017, defendants filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for appeal of the Court's ruling with the U.S. Court of Appeals for the Sixth Circuit. Defendant’s petition was granted on August 23, 2017, and briefing on the appeal was completed January 12, 2018. On August 28, 2017, defendants filed a motion in the District Court to stay all further proceedings pending the resolution of defendants’ appeal of class certification. On September 19, 2017, the District Court granted defendants’ motion and stayed all proceedings, except for the exchange of expert reports, pending the resolution of defendants’ appeal. Fact discovery in the District Court was substantially completed on May 26, 2017.

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

California Hazardous Materials Matter
On October 1, 2013, we received a subpoena from the District Attorney for the County of Alameda, State of California, seeking information concerning our handling of hazardous materials and hazardous waste in the State of California. We provided information and cooperated with the authorities from multiple counties and cities in California in connection with this matter. In the first quarter of 2016, we entered into settlement negotiations related to this matter. We settled this matter in the first quarter of 2017.

During the first quarter of 2016, we recorded accruals totaling $4.7 million associated with pending legal and regulatory matters, including this matter related to hazardous materials and hazardous waste.

Tabletop Torches Matter
In 2013, we sold certain tabletop torch and citronella products manufactured by third parties. In August 2013, we recalled the tabletop torches and discontinued their sale in our stores. In 2014, we were named as a defendant in a number of lawsuits relating to these products alleging personal injuries suffered as a result of negligent shelving and pairing of the products, product design, manufacturing and marketing defects and/or breach of warranties. Although we believe that we are entitled to indemnification from the third-party manufacturers of the products and the company that tested the tabletop torches for all of the expenses that we have incurred with respect to these matters and that these expenses are covered by our insurance (subject to a $1 million deductible), in the second quarter of 2015, we (1) determined that our ability to obtain any recovery from the manufacturer of the tabletop torches may be limited because, among other things, the manufacturer has exhausted its applicable insurance coverage, is domiciled outside the United States and has been dissolved by its parent and (2) became engaged in litigation with our excess insurance carrier regarding the scope of our coverage. In the second quarter of 2015, we settled one of the lawsuits and settled another lawsuit in the third quarter of 2015. We settled an additional lawsuit in the first quarter of 2017. In the second quarter of 2017, we reached a settlement with the plaintiff in the final lawsuit. Additionally, we have brought a separate lawsuit in the United States District Court of Massachusetts against the company that tested the tabletop torch and an additional lawsuit in the United States District Court for the Southern District of Ohio against the third-party manufacturers and the company that tested the tabletop torch. In the second quarter of 2017, we reached a settlement in principle with our primary and excess insurance carriers.  In the third quarter of 2017, we finalized the settlement with our insurance carriers and collected the associated settlement funds, which resulted in a $3.0 million gain. In addition, our excess insurance carrier has negotiated a settlement with each of the third-party manufacturers and the company that tested the tabletop torch. All pending actions have now been dismissed. During the second quarter of 2015, we recorded a $4.5 million charge related to these matters.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $57.7 million at February 3, 2018, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $415.3 million, the entirety of which represents obligations due within one year of February 3, 2018. In addition, we have purchase commitments for future inventory purchases totaling $11.5 million at February 3, 2018. We paid $11.0 million, $18.2 million, and $11.3 million related to these commitments during 2017, 2016, and 2015, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied. We have additional purchase obligations in the amount of $385.3 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 11 – DERIVATIVE INSTRUMENTS

In the first quarter of 2015, our Board of Directors authorized our management to enter into derivative instruments designed to mitigate certain risks; and we entered into collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value, and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations.

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	February 3, 2018	January 28, 2017
Diesel fuel collars (in gallons)	3,600	4,425

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	February 3, 2018	January 28, 2017
Diesel fuel collars	Other current assets	$312	$135
	Other assets	262	180
	Accrued operating expenses	(77)	(1,001)
	Other liabilities	(107)	(322)
Total derivative instruments		$390	$(1,008)

The effect of derivative instruments on the consolidated statements of operations was as follows:

(In thousands)		Amount of Gain (Loss)
Derivative Instrument	Statements of Operations Location	2017	2016	2015
Diesel fuel collars
Realized	Other income (expense)	$(756)	$(2,299)	$(535)
Unrealized	Other income (expense)	1,398	3,657	(4,665)
Total derivative instruments		$642	$1,358	$(5,200)

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2015 and 2016:

(In thousands)	2016	2015
Beginning of Period	$(15,977)	$(14,656)
Other comprehensive income before reclassifications	(185)	(3,730)
Amounts reclassified from accumulated other comprehensive loss	16,162	2,409
Net period change	15,977	(1,321)
End of Period	—	(15,977)

The amounts reclassified from accumulated other comprehensive loss associated with our pension plans have been reclassified to selling and administrative expenses in our statements of operations. Please see note 8 to the consolidated financial statements for further information on our pension plans.

NOTE 13 - SALE OF REAL ESTATE

In January 2017, we sold real property in California, on a component of which we operated a store, for $4.6 million. Based on the terms of the transaction, we recognized a pre-tax gain of $3.8 million during the fourth quarter of 2016.

NOTE 14 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Furniture, Seasonal, Soft Home, Food, Consumables, Hard Home, and Electronics, Toys, & Accessories. The Furniture category includes our upholstery, mattress, case goods, and ready-to-assemble departments. The Seasonal category includes our Christmas trim, lawn & garden, summer, and other holiday departments. The Soft Home category includes our fashion bedding, utility bedding, bath, window, decorative textile, home organization, area rugs, home décor, and frames departments. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Electronics, Toys, & Accessories category includes our electronics, toys, jewelry, and hosiery departments.

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

The following table presents net sales data by merchandise category:

(In thousands)	2017	2016	2015
Furniture	$1,237,022	$1,195,365	$1,135,757
Food	824,487	830,508	845,541
Consumables	822,533	817,747	826,530
Soft Home	789,596	750,814	718,666
Seasonal	765,907	739,106	725,238
Hard Home	428,788	437,575	477,451
Electronics, Toys, & Accessories	402,647	429,324	461,399
Net sales	$5,270,980	$5,200,439	$5,190,582

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2017 and 2016 is as follows:

Fiscal Year 2017	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,296,787	$1,221,301	$1,110,824	$1,642,068	$5,270,980
Gross margin	524,275	492,500	443,626	682,041	2,142,442
Net income	51,512	29,120	4,372	104,828	189,832

Earnings per share:
Basic	$1.16	$0.68	$0.10	$2.50	$4.43
Diluted	1.15	0.67	0.10	2.46	4.38

Fiscal Year 2016	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,312,575	$1,203,155	$1,105,498	$1,579,211	$5,200,439
Gross margin	517,681	486,423	441,992	653,323	2,099,419
Net income	38,659	22,715	1,376	90,078	152,828

Earnings per share:
Basic	$0.80	$0.51	$0.03	$2.04	$3.37
Diluted	0.79	0.50	0.03	1.99	3.32

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 16 – SUBSEQUENT EVENT

On March 7, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (“2018 Repurchase Program”). Pursuant to the 2018 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2018 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2018 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officers and Principal Financial Officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Principal Executive Officers and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 3, 2018.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in the 2018 Proxy Statement, with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained under the captions “Governance,” “Director Compensation,” and “Executive Compensation” in the 2018 Proxy Statement, with respect to corporate Compensation Committee interlocks and insider participation, director compensation, the Compensation Committee Report, and executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of February 3, 2018, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,544,185	(1)(2)	39.04	(3)	5,506,484	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,544,185		39.04	(3)	5,506,484

(1)
Includes stock options, PSUs, and restricted stock units granted under the 2017 LTIP, the 2012 LTIP, and the 2005 LTIP. In addition, we had 181,325 shares of unvested restricted stock outstanding under the 2012 LTIP.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2012 LTIP	163,126
2005 LTIP	117,500

(3)	The weighted average exercise price only represents stock options and does not take into account the PSUs and the restricted stock units granted under the 2017 LTIP.

(4)
The common shares available for issuance under the 2017 LTIP are limited to 5,506,484 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 2005 LTIP expired on May 16, 2012. The 2012 LTIP was expired on May 24, 2017. The 2017 LTIP was approved in May 2017. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2018 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance - Determination of Director Independence” and “Governance - Related Person Transactions” in the 2018 Proxy Statement, with respect to the review of director independence and transactions with related persons, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure - Audit and Non-Audit Services Pre-Approval Policy” and “Audit Committee Disclosure - Fees Paid to Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, with respect to the Audit Committee's pre-approval policies and procedures and the fees paid to Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.42 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010) (File No. 1-8897).
3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002) (File No. 1-8897).
10.1	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011) (File No. 1-8897).
10.2	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006) (File No. 1-8897).
10.3	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009) (File No. 1-8897).
10.4	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009) (File No. 1-8897).
10.5	Big Lots 2012 Long-Term Incentive Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2014).

Exhibit No.	Document
10.6	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012) (File No. 1-8897).
10.7	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012) (File No. 1-8897).
10.8
Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Retention Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K for the year ended February 2, 2013) (File No. 1-8897).

10.9
Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated May 23, 2012) (File No. 1-8897).

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
10.13
Form of Big Lots 2012 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to our Form 10-K for the year ended January 28, 2017).

10.14
Form of Big Lots 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to our definitive proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders filed April 11, 2017).

10.15	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended April 29, 2017).
10.16	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended April 29, 2017).
10.17
Form of Big Lots 2017 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 28, 2017).

10.18
Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated by reference to Exhibit 10(c)(ii) to Consolidated (Delaware)’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992) (File No. 1-8897).

10.19
First Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective August 20, 2002 (incorporated herein by reference to Exhibit 10(d) to our Form 10-Q for the quarter ended August 3, 2002 (File No. 1-8897)).

10.20
Amendment to Big Lots, Inc. Amended and Restated Director Stock Option Plan, effective March 5, 2008 (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 3, 2008) (File No. 1-8897).

10.21
Form of Option Award Agreement under the Big Lots, Inc. Amended and Restated Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2004) (File No. 1-8897).

10.22	Big Lots 2006 Bonus Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2014).
10.23	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005) (File No. 1-8897).
10.24	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015 (incorporated herein by reference to Exhibit 10.25 to our Form 10-K for the year ended January 30, 2016).
10.25	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004) (File No. 1-8897).
10.26	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.27	Executive Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 17, 2015).
10.28	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).

Exhibit No.	Document
10.29	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.30	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.31	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.32	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.33	Form of Big Lots Executive Severance Plan Acknowledgment and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.34
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011) (File No. 1-8897).

10.35
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 30, 2013).

10.36
Second Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 28, 2015).

10.37	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004) (File No. 1-8897).
10.38
Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000) (File No. 1-8897).

10.39	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011) (File No. 1-8897).
10.40*	AVDC Participation Agreement
10.41*	AVDC Lease Agreement (Real Property)
10.42*	AVDC Construction Agency Agreement
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Marla C. Gottschalk, Cynthia T. Jamison, Philip E. Mallott, Nancy A. Reardon, Wendy L. Schoppert, and Russell E. Solt.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of April 2018.

BIG LOTS, INC.

By: /s/ Timothy A. Johnson
Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of April 2018.

By: /s/ Lisa M. Bachmann	/s/ Timothy A. Johnson
Lisa M. Bachmann	Timothy A. Johnson
Executive Vice President, Chief Merchandising and Operating Officer	Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Philip E. Mallott *
Jeffrey P. Berger	Philip E. Mallott
Director	Director

/s/ James R. Chambers *	/s/ Nancy A. Reardon *
James R. Chambers	Nancy A. Reardon
Director	Director

/s/ Marla C. Gottschalk *	/s/ Wendy L. Schoppert *
Marla C. Gottschalk	Wendy L. Schoppert
Director	Director

/s/ Cynthia T. Jamison *	/s/ Russell E. Solt *
Cynthia T. Jamison	Russell E. Solt
Director	Director

*
The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 7th day of March 2018, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact