Form 10-Q
period 2018-05-05
BIG LOTS INC
filed 2018-06-13
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-8897
BIG LOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 E. Dublin-Granville Road, Columbus, Ohio	43081
(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No☑
The number of the registrant’s common shares, $0.01 par value, outstanding as of June 8, 2018, was 40,341,282.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 5, 2018

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$1,267,983	$1,294,970
Cost of sales (exclusive of depreciation expense shown separately below)	756,025	770,695
Gross margin	511,958	524,275
Selling and administrative expenses	438,092	415,972
Depreciation expense	28,529	28,595
Operating profit	45,337	79,708
Interest expense	(1,576)	(1,009)
Other income (expense)	508	(517)
Income before income taxes	44,269	78,182
Income tax expense	13,030	26,670
Net income and comprehensive income	$31,239	$51,512

Earnings per common share
Basic	$0.74	$1.16
Diluted	$0.74	$1.15

Weighted-average common shares outstanding
Basic	42,113	44,361
Dilutive effect of share-based awards	105	367
Diluted	42,218	44,728

Cash dividends declared per common share	$0.30	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	May 5, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$64,830	$51,176
Inventories	849,627	872,790
Other current assets	137,714	98,007
Total current assets	1,052,171	1,021,973
Property and equipment - net	604,524	565,977
Deferred income taxes	21,335	13,986
Other assets	48,956	49,790
Total assets	$1,726,986	$1,651,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342,185	$351,226
Property, payroll, and other taxes	80,747	80,863
Accrued operating expenses	92,080	72,013
Insurance reserves	72,669	38,517
Accrued salaries and wages	23,019	39,321
Income taxes payable	25,612	7,668
Total current liabilities	636,312	589,608
Long-term obligations	174,000	199,800
Deferred rent	59,858	58,246
Insurance reserves	56,321	55,015
Unrecognized tax benefits	15,165	14,929
Other liabilities	96,218	64,541
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 42,338 shares and 41,925 shares, respectively	1,175	1,175
Treasury shares - 75,157 shares and 75,570 shares, respectively, at cost	(2,412,437)	(2,422,396)
Additional paid-in capital	613,621	622,550
Retained earnings	2,486,753	2,468,258
Total shareholders' equity	689,112	669,587
Total liabilities and shareholders' equity	$1,726,986	$1,651,726

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance - January 28, 2017	44,259	$1,175	73,236	$(2,291,379)	$617,516	$2,323,318	$650,630
Comprehensive income	—	—	—	—	—	51,512	51,512
Dividends declared ($0.25 per share)	—	—	—	—	—	(11,547)	(11,547)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	95
Purchases of common shares	(992)	—	992	(48,508)	—	—	(48,508)
Exercise of stock options	105	—	(105)	3,289	583	—	3,872
Restricted shares vested	311	—	(311)	9,741	(9,741)	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—
Share activity related to deferred compensation plan	—	—	—	(1)	—	—	(1)
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	7,852	—	7,852
Balance - April 29, 2017	44,114	1,175	73,381	(2,313,335)	602,928	2,363,137	653,905
Comprehensive income	—	—	—	—	—	138,320	138,320
Dividends declared ($0.75 per share)	—	—	—	—	—	(33,199)	(33,199)
Purchases of common shares	(2,445)	—	2,445	(117,249)	—	—	(117,249)
Exercise of stock options	199	—	(199)	6,370	1,470	—	7,840
Restricted shares vested	57	—	(57)	1,821	(1,821)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share activity related to deferred compensation plan	—	—	—	(3)	—	—	(3)
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	19,973	—	19,973
Balance - February 3, 2018	41,925	1,175	75,570	(2,422,396)	622,550	2,468,258	669,587
Comprehensive income	—	—	—	—	—	31,239	31,239
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,744)	(12,744)
Purchases of common shares	(247)	—	247	(11,193)	—	—	(11,193)
Exercise of stock options	1	—	(1)	20	—	—	20
Restricted shares vested	366	—	(366)	11,736	(11,736)	—	—
Performance shares vested	293	—	(293)	9,391	(9,391)	—	—
Share activity related to deferred compensation plan	—	—	—	—	—	—	—
Other	—	—	—	5	2	—	7
Share-based employee compensation expense	—	—	—	—	12,196	—	12,196
Balance - May 5, 2018	42,338	$1,175	75,157	$(2,412,437)	$613,621	$2,486,753	$689,112

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Operating activities:
Net income	$31,239	$51,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,056	26,030
Deferred income taxes	(7,349)	1,544
Loss on disposition of equipment	201	4
Non-cash share-based compensation expense	12,196	7,852
Unrealized (gain) loss on fuel derivatives	(530)	221
Change in assets and liabilities, excluding effect of foreign currency adjustments:
Inventories	23,163	22,569
Accounts payable	(9,041)	(31,359)
Current income taxes	19,742	24,848
Other current assets	(40,818)	(4,816)
Other current liabilities	36,606	(16,093)
Other assets	932	(4,504)
Other liabilities	4,488	7,646
Net cash provided by operating activities	96,885	85,454
Investing activities:
Capital expenditures	(31,015)	(22,125)
Cash proceeds from sale of property and equipment	62	115
Assets acquired under synthetic lease	(34,482)	—
Other	(2)	—
Net cash used in investing activities	(65,437)	(22,010)
Financing activities:
Net (repayments of) proceeds from borrowings under bank credit facility	(25,800)	9,300
Payment of capital lease obligations	(924)	(857)
Dividends paid	(14,386)	(12,683)
Proceeds from the exercise of stock options	20	3,872
Payment for treasury shares acquired	(11,193)	(48,508)
Proceeds from synthetic lease	34,482	—
Other	7	(1)
Net cash used in financing activities	(17,794)	(48,877)
Increase in cash and cash equivalents	13,654	14,567
Cash and cash equivalents:
Beginning of period	51,176	51,164
End of period	$64,830	$65,731

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a community retailer in the United States (“U.S.”).  At May 5, 2018, we operated 1,415 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2018 (“2018”) is comprised of the 52 weeks that began on February 4, 2018 and will end on February 2, 2019.  Fiscal year 2017 (“2017”) was comprised of the 53 weeks that began on January 29, 2017 and ended on February 3, 2018.  The fiscal quarters ended May 5, 2018 (“first quarter of 2018”) and April 29, 2017 (“first quarter of 2017”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit and debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $42.9 million and $39.3 million for the first quarter of 2018 and the first quarter of 2017, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, internet or e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $22.0 million and $19.9 million for the first quarter of 2018 and the first quarter of 2017, respectively.

Derivative Instruments
We use derivative instruments to mitigate the risk of market fluctuations in the price of diesel fuel that we expect to consume to support our outbound transportation of inventory to our stores. We do not enter into derivative instruments for speculative purposes. Our derivative instruments may consist of collar or swap contracts. Our current derivative instruments do not meet the requirements for cash flow hedge accounting. Instead, our derivative instruments are marked-to-market to determine their fair value and any gains or losses are recognized currently in other income (expense) on our consolidated statements of operations and comprehensive income.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2018 and 2017:

	Thirteen Weeks Ended
(In thousands)	May 5, 2018	April 29, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$1,513	$822
Cash paid for income taxes, excluding impact of refunds	1,071	609
Gross proceeds from borrowings under bank credit facility	387,300	365,100
Gross payments of borrowings under bank credit facility	413,100	355,800
Non-cash activity:
Assets acquired under capital leases	—	18
Accrued property and equipment	$13,078	$8,835

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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The ASU allows for either the modified or full retrospective method of adoption. However, the FASB recently issued Proposed ASU No. 2018-200, Leases (Topic 842), Targeted Improvements which would allow entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. The proposed ASU will allow entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We are currently evaluating the impact that this standard will have on our consolidated financial statements and which practical expedients to employ during adoption. We will not early adopt this standard.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provided a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expanded related disclosure requirements. During the first quarter of 2018, we adopted the new standard on the retrospective method. The adoption had no impact on the timing of the recognition of our revenue or costs. The adoption did result in an immaterial adjustment to the amount of gross revenue and costs that we had previously reported, as certain of our vendor relationships had different principal versus agent treatment under the new standard. Additionally, we considered the disclosure requirements of the standard and determined that no additional disclosures were necessary.

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the credit facility that, among other things, extended its term to May 30, 2020 (as amended, the “2011 Credit Agreement”).

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 5, 2018, we had $174.0 million of borrowings outstanding under the 2011 Credit Agreement while $8.6 million was committed to outstanding letters of credit, leaving $517.4 million available under the 2011 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $32.6 million and $33.0 million at May 5, 2018 and February 3, 2018, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At May 5, 2018, we excluded from securities outstanding for the computation of earnings per share both certain performance share units, as their performance conditions had not been attained as of May 5, 2018, and antidilutive stock options and restricted stock units. At April 29, 2017, there were no securities outstanding, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and performance share units.  The stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial for both the first quarter of 2018 and the first quarter of 2017. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock awards, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards, restricted stock units, and performance share units that were antidilutive, as determined under the treasury stock method, were 0.1 million for the first quarter of 2018 and 0.1 million for the first quarter of 2017.

Share Repurchase Programs
On March 7, 2018, our Board of Directors authorized a share repurchase program providing for the repurchase of $100 million of our common shares (“2018 Repurchase Program”). Pursuant to the 2018 Repurchase Program, we may repurchase common shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2018 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2018 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2011 Credit Agreement.

During the first quarter of 2018, we did not acquire any common shares under the 2018 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the first quarter of 2018 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2018:		(In thousands)	(In thousands)
First quarter	$0.30	$12,744	$14,386
Total	$0.30	$12,744	$14,386

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards, restricted stock units, and performance share units. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards, restricted stock units, and performance share units, as described below and in note 7 to the consolidated financial statements in our 2017 Form 10-K, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $12.2 million and $7.9 million in the first quarter of 2018 and the first quarter of 2017, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the first quarter of 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77
Granted	212,456	47.36
Vested	(365,667)	42.19
Forfeited	(26,597)	43.51
Outstanding non-vested restricted stock at May 5, 2018	410,035	$47.92

The non-vested restricted stock units granted in the first quarter of 2018 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted in 2013 have met the threshold financial performance objective and vested in the first quarter of 2018.

Performance Share Units
In the first quarter of 2018, we issued performance share units (“PSUs”) to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at May 5, 2018	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2015	2,194	March 2017		Fiscal 2017
2016	293,275	March 2018		Fiscal 2018
2017	233,770		March 2019	Fiscal 2019
2018	244,526		March 2020	Fiscal 2020
Total	773,765

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. During the first quarter of 2018, the PSUs issued in 2015 vested with an average performance attainment greater than the targets established. At May 5, 2018, we estimate the attainment of an average performance that is greater than the targets established for the PSUs issued in 2016. During the first quarters of 2018 and 2017, we recognized $8.6 million and $4.5 million in share-based compensation expense related to PSUs, respectively.

The following table summarizes the activity related to PSUs for the first quarter of 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at February 3, 2018	249,324	$51.49
Granted	337,421	55.67
Vested	(247,130)	51.49
Forfeited	(44,146)	43.94
Outstanding PSUs at May 5, 2018	295,469	$55.64

Stock Options
The following table summarizes stock option activity for the first quarter of 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 3, 2018	280,626	$39.04
Exercised	(625)	31.76
Forfeited	—	—
Outstanding stock options at May 5, 2018	280,001	$39.06	1.5	$930
Vested or expected to vest at May 5, 2018	280,001	$39.06	1.5	$930
Exercisable at May 5, 2018	280,001	$39.06	1.5	$930

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2018	2017
Total intrinsic value of stock options exercised	$8	$1,538
Total fair value of restricted stock vested	17,245	16,200
Total fair value of performance shares vested	$12,683	$21,026

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2017 and 2018, at May 5, 2018 was approximately $25.9 million.  This compensation cost is expected to be recognized through March 2021 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.7 years from May 5, 2018.

NOTE 6 – INCOME TAXES

In 2017, and in accordance with Staff Accounting Bulletin No. 118, we recorded the provisional tax impacts of the Tax Cut and Jobs Creation Act (“TCJA”) on then existing current and deferred tax amounts. During the first quarter ended May 5, 2018, we made no adjustments to previously recorded provisional amounts related to the TCJA.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 4, 2019, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

Shareholder and Derivative Matters
On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers. The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint captioned In re Big Lots, Inc. Shareholder Litigation, No. 2:12-cv-00445 (S.D. Ohio) (the “Consolidated Derivative Action”), which generally alleged that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The consolidated complaint asserted claims under Ohio law for breach of fiduciary duty, unjust enrichment, misappropriation of trade secrets and corporate waste and sought declaratory relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. Following the Court’s April 14, 2015 ruling on defendants’ motion to dismiss, plaintiffs filed an amended complaint on August 3, 2015, asserting a single claim for corporate waste against Jeffrey Berger, Steven Fishman, David Kollat, Brenda Lauderback, Philip Mallott, Russell Solt, and Dennis Tishkoff.

On October 18, 2013, a different shareholder filed an additional derivative lawsuit captioned Brosz v. Fishman et al., No. 1:13-cv-00753 (S.D. Ohio) (the “Brosz Action”) in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers originally named in the 2012 shareholder derivative lawsuit. The plaintiff’s complaint generally alleged that the individual defendants traded in our common shares based on material, nonpublic information concerning our guidance for fiscal 2012 and the first quarter of fiscal 2012 and the director defendants failed to suspend our share repurchase program during such trading activity. The complaint asserted claims under Ohio law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and misappropriation of trade secrets and sought damages, injunctive relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. Following the Court’s April 14, 2015 ruling on defendants’ motion to dismiss, plaintiffs filed an amended complaint on August 17, 2015, asserting a single claim for corporate waste. On December 29, 2016, the Court ordered that the Brosz Action be consolidated with the Consolidated Derivative Action.

On December 14, 2017, the parties entered into a Stipulation and Agreement of Settlement and plaintiffs filed an Unopposed Motion for Preliminary Approval of Derivative Settlement with the Court. On April 6, 2018, the Court issued an Order granting preliminary approval of the Settlement and setting a Fairness Hearing for July 26, 2018.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. This lawsuit was filed against us, Lisa Bachmann, Mr. Cooper, Mr. Fishman and Mr. Haubiel. The complaint in the putative class action generally alleges that the defendants made statements concerning our financial performance that were false or misleading. The complaint asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and sought damages in an unspecified amount, plus attorneys’ fees and expenses. The lead plaintiff filed an amended complaint on April 4, 2013, which added Mr. Johnson as a defendant, removed Ms. Bachmann as a defendant, and extended the putative class period to August 23, 2012.

Effective May 16, 2018, the parties executed a Stipulation of Settlement. On May 18, 2018, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement with the Court. That motion remains pending with the Court.

In connection with the settlement of the Willis class action and the Consolidated Derivative Action, we recorded $34.5 million in other current assets and current insurance reserves for the estimated payout for this matter that is covered by insurance contracts. During the first quarter of 2018, we recorded a net charge of $3.5 million related to the expected cost of the settlements for the funds in excess of our insurance coverage.

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

NOTE 8 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics, Toys & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, home organization and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, and other holiday departments. The Electronics, Toys, & Accessories category includes the electronics, jewelry, hosiery, and toys departments.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2018	2017
Furniture	$356,974	$362,939
Soft Home	199,153	188,074
Food	189,424	195,274
Consumables	186,034	189,793
Seasonal	175,601	183,612
Hard Home	87,686	90,519
Electronics, Toys, & Accessories	73,111	84,759
Net sales	$1,267,983	$1,294,970

NOTE 9 – DERIVATIVE INSTRUMENTS

We enter into derivative instruments designed to mitigate certain risks, including collar contracts to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations and comprehensive income.

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	May 5, 2018	February 3, 2018
Diesel fuel collars	5,100	3,600

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	May 5, 2018	February 3, 2018
Diesel fuel collars	Other current assets	$725	$312
	Other assets	520	262
	Accrued operating expenses	(121)	(77)
	Other liabilities	(205)	(107)
Total derivative instruments		$919	$390

The effect of derivative instruments on the consolidated statements of operations and comprehensive income was as follows:

		Amount of Gain (Loss)
(In thousands)		First Quarter
Derivative Instrument	Statements of Operations and Comprehensive Income Location	2018	2017
Diesel fuel collars
Realized	Other income (expense)	$6	$(285)
Unrealized	Other income (expense)	530	(221)
Total derivative instruments		$536	$(506)

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 10 – SUBSEQUENT EVENTS

On June 5, 2018, we utilized the entire authorization under our 2018 Repurchase Program to execute a $100.0 million accelerated share repurchase transaction (“ASR Transaction”) which reduced our common shares outstanding by 2.0 million initially. The total number of shares repurchased under the ASR Transaction will be based upon the volume weighted average price of our stock over a predetermined period and will not be known until that period ends and a final settlement occurs. The final settlement could increase or decrease the shares initially reduced from our outstanding common shares.

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

The following are the results from the first quarter of 2018 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2017:

•	Net sales decreased $27.0 million, or 2.1%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, decreased $38.8 million, or 3.0%.

•	Gross margin dollars decreased $12.3 million with a 10 basis point decrease in gross margin rate to 40.4% of sales.

•	Selling and administrative expenses increased $22.1 million. As a percentage of net sales, selling and administrative expenses increased 250 basis points to 34.6% of net sales.

•	Operating profit rate decreased 260 basis points to 3.6%.

•	Diluted earnings per share decreased to $0.74 per share from $1.15 per share.

•	Inventory increased by 1.6% or $13.5 million to $849.6 million from the first quarter of 2017.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the first quarter of 2018 compared to quarterly cash dividend of $0.25 per common share paid in the first quarter of 2017.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2018 and the first quarter of 2017:

	2018	2017
Stores open at the beginning of the fiscal year	1,416	1,432
Stores opened during the period	1	2
Stores closed during the period	(2)	—
Stores open at the end of the period	1,415	1,434

We continue to expect to open approximately 30 stores and close approximately 40 stores during 2018.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	First Quarter
	2018	2017
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.6	59.5
Gross margin	40.4	40.5
Selling and administrative expenses	34.6	32.1
Depreciation expense	2.2	2.2
Operating profit	3.6	6.2
Interest expense	(0.1)	(0.1)
Other income (expense)	0.0	(0.0)
Income before income taxes	3.5	6.0
Income tax expense	1.0	2.1
Net income	2.5%	4.0%

FIRST QUARTER OF 2018 COMPARED TO FIRST QUARTER OF 2017

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the first quarter of 2018 compared to the first quarter of 2017 were as follows:

First Quarter
($ in thousands)	2018		2017		Change		Comps
Furniture	$356,974	28.2%	$362,939	28.0%	$(5,965)	(1.6)%	(1.8)%
Soft Home	199,153	15.7	188,074	14.5	11,079	5.9	5.3
Food	189,424	14.9	195,274	15.1	(5,850)	(3.0)	(2.0)
Consumables	186,034	14.7	189,793	14.7	(3,759)	(2.0)	(1.6)
Seasonal	175,601	13.8	183,612	14.2	(8,011)	(4.4)	(10.9)
Hard Home	87,686	6.9	90,519	7.0	(2,833)	(3.1)	(3.3)
Electronics, Toys, & Accessories	73,111	5.8	84,759	6.5	(11,648)	(13.7)	(14.1)
Net sales	$1,267,983	100.0%	$1,294,970	100.0%	$(26,987)	(2.1)%	(3.0)%

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

Net sales decreased $27.0 million, or 2.1%, to $1,268.0 million in the first quarter of 2018, compared to $1,295.0 million in the first quarter of 2017.  The decrease in net sales was primarily driven by a 3.0% decrease in our comps, which decreased net sales by $38.8 million. In addition to the decrease in comps, we had 19 fewer stores at the end of the first quarter of 2018 compared to the end of the first quarter of 2017, which resulted in a decrease of $15.4 million. These decreases were partially offset by the shift in calendar weeks in our fiscal year from 2017 to 2018, as 2017 was a 53-week fiscal year, which positively impacted sales in the first quarter of 2018 by $27.2 million. Our comps are calculated based on the results of all stores that were open at least fifteen months plus the results of our e-commerce net sales.

Our Soft Home merchandise category generated positive comps:

•
Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers, particularly in our bath and flooring departments.

The positive comp in Soft Home was offset by negative comps in the remainder of our merchandise categories:

•
The Furniture category experienced decreased net sales and comps during the first quarter of 2018, primarily driven by challenges in our mattresses and upholstery departments. Substantial promotional pricing activity in our competitive set in the mattress department presented significant challenges to our sales in the President’s Day time period, and additionally, we are learning we need to change styles more frequently in our upholstery category to continue to drive sales. Partially offsetting the negative merchandise comps was the continued positive impact of our Easy Leasing lease-to-own program and our third party, private label credit card offering.

•
Seasonal was negatively impacted by the later than usual increase in spring temperatures, particularly in the eastern half of the U.S. Our summer, lawn & garden, and spring holiday departments were particularly challenged by the later than usual increase in spring temperatures. This challenge impacts not only sales in this merchandise category but also has an impact on store-level traffic and transactions which has a corresponding impact on non-seasonal purchases as well.

•
Our Consumables and Food categories experienced decreases in comps and net sales as this category remains highly competitive in the discount, grocery, and online marketplace. Additionally, lower than expected sales and store traffic generated by our Seasonal category has historically generated add-on sales in our customers' basket of goods.

•
Hard Home experienced decreases in net sales and negative comps as a result of an intentionally narrowed assortment, particularly in our auto department. In several departments where we have not narrowed our assortment, such as appliances and tabletop, our net sales increased.

•
The decreased net sales and negative comps in Electronics, Toys, & Accessories were a result of our intentionally narrowed assortment and reduced space allocation, particularly in our electronics and infant accessories departments, as we continue to refine our understanding of where we can be successful in this category.

We expect comparable store sales to be in the range of flat to an increase of 2% during the second quarter of 2018, based on May sales results and our expectation for significant improvement in our Seasonal category due to warmer, more seasonal weather in the months of June and July.

Gross Margin
Gross margin dollars decreased $12.3 million, or 2.3%, to $512.0 million for the first quarter of 2018, compared to $524.3 million for the first quarter of 2017. The decrease in gross margin dollars was principally due to a decrease in net sales, which decreased gross margin dollars by $10.9 million, coupled with a slightly lower gross margin rate, which decreased gross margin dollars by approximately $1.4 million. Gross margin as a percentage of net sales decreased 10 basis points to 40.4% in the first quarter of 2018 as compared to 40.5% in the first quarter of 2017. The gross margin rate decrease was the result of a slightly higher markdown rate and lower net sales of our higher margin Seasonal category, which was partially offset by a slightly higher initial mark-up, driven by favorable shrink results compared to the first quarter of 2017.

In the second quarter of 2018, we expect our gross margin rate will be slightly lower than the second quarter of 2017.

Selling and Administrative Expenses
Selling and administrative expenses were $438.1 million for the first quarter of 2018, compared to $416.0 million for the first quarter of 2017.  The increase of $22.1 million in selling and administrative expenses was driven by costs associated with the retirement of our former chief executive officer and costs associated with the settlement of our shareholder litigation, coupled with increases in distribution and outbound transportation costs of $3.6 million, store-related occupancy of $2.0 million, advertising of $1.9 million, store-related payroll of $1.7 million, and self-insurance costs of $1.7 million, partially offset by a decrease in accrued bonus expense of $5.7 million. During the first quarter of 2018, our former chief executive officer retired, which generated certain benefits that caused us to incur $7.0 million in costs. Additionally, we incurred $3.5 million in charges related to a proposed settlement of shareholder and derivative litigation matters that were initially filed in 2012. The increase in distribution and outbound transportation costs was primarily driven by higher carrier rates and a rise in fuel prices in the first quarter of 2018 compared to the first quarter of 2017. The increase in store-related payroll was predominantly growth in the average wage rate in the first quarter of 2018 as compared to 2017 and the addition of payroll costs associated with our store of the future remodel activity in certain markets, which did not occur in the first quarter of 2017, partially offset by a net decrease of 19 stores since the first quarter of 2017. The increase in our advertising expenses was the result of increased spend in digital and social media along with the timing of certain events in 2018 as compared to 2017. The increase in our self-insurance costs resulted from an increase in the occurrence of medical claims and medical cost inflation during the first quarter of 2018 compared to the first quarter of 2017. The decrease in accrued bonus expense was driven by lower performance in the first quarter of 2018 relative to our quarterly and annual operating plans as compared to our performance in the first quarter of 2017 relative to our quarterly and annual operating plans.

As a percentage of net sales, selling and administrative expenses increased 250 basis points to 34.6% for the first quarter of 2018 compared to 32.1% for the first quarter of 2017.

In the second quarter of 2018, we expect our selling and administrative expenses as a percentage of net sales will increase in comparison to the second quarter of 2017.

Depreciation Expense
Depreciation expense decreased $0.1 million to $28.5 million in the first quarter of 2018, compared to $28.6 million for the first quarter of 2017. Depreciation expense as a percentage of sales was flat as compared to the first quarter of 2017.

During the second quarter of 2018, we expect that depreciation expense will be approximately flat to slightly higher as compared to 2017.

Interest Expense
Interest expense was $1.6 million in the first quarter of 2018, compared to $1.0 million in the first quarter of 2017. The increase in interest expense was driven by both an increase in interest rates during the past 12 months and higher total average borrowings. We had total average borrowings (including capital leases) of $215.2 million in the first quarter of 2018 compared to total average borrowings of $147.3 million in the first quarter of 2017. The increase in total average borrowings (including capital leases) was primarily due to an increase of $72.2 million to our average revolving debt balance under the 2011 Credit Agreement. The increase to our average revolving debt balance was primarily the result of a higher beginning debt balance in 2018 as compared to 2017.

Other Income (Expense)
Other income (expense) was $0.5 million in the first quarter of 2018, compared to $(0.5) million in the first quarter of 2017. In the first quarter of 2018, we recognized unrealized gains as fuel prices increased, reducing the unrealized losses on our diesel fuel hedging contracts. We recognized unrealized losses in the first quarter of 2017 on our diesel fuel hedging contracts due to a decrease in fuel price futures, which negatively impacted the valuation of our hedges.

Income Taxes
The effective income tax rate for the first quarter of 2018 and the first quarter of 2017 was 29.4% and 34.1%, respectively. The decrease in the effective income tax rate was primarily attributable to the impact of the enactment of the TCJA, which lowered our Federal income tax rate. This decrease was partially offset by the adverse impact of the adjustment to our fourth quarter 2017 income tax deduction accrual estimate of the guaranteed payout of non-vested restricted stock units and PSUs due to a lower share price at vesting in the first quarter of 2018, a shift from generating net excess tax benefits associated with settlement of share-based payment awards in the first quarter of 2017 to generating net excess tax deficiencies associated with settlement of share-based payment awards in the first quarter of 2018 and an increase in nondeductible expenses due to the TCJA.

Capital Resources and Liquidity
On July 22, 2011, we entered into the 2011 Credit Agreement, which was first amended on May 30, 2013. On May 28, 2015, we entered into a second amendment of the 2011 Credit Agreement that, among other things, extended its expiration date to May 30, 2020.  Borrowings under the 2011 Credit Agreement are available for working capital and general corporate purposes.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit. The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At May 5, 2018, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2011 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 5, 2018, we had $174.0 million of borrowings under the 2011 Credit Agreement, and the borrowings available under the 2011 Credit Agreement were $517.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $8.6 million.

In March 2018, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common shares. Common shares acquired through the 2018 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. During the first quarter of 2018, we did not acquire any common shares under the 2018 Repurchase Program. Subsequent to the first quarter of 2018, we executed an accelerated share repurchase transaction and exhausted the entire $100.0 million available under the 2018 Repurchase Program.

In March 2018, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on April 6, 2018 to shareholders of record as of the close of business on March 23, 2018. The cash dividend of $0.30 per common share represented an increase of $0.05, or 20%, from all quarterly dividends declared in 2017. In the first quarter of 2018, we paid approximately $14.4 million in dividends compared to $12.7 million in the first quarter of 2017.

The following table compares the primary components of our cash flows from the first quarter 2018 compared to the first quarter 2017:

(In thousands)	2018	2017	Change
Net cash provided by operating activities	$96,885	$85,454	$11,431
Net cash used in investing activities	(65,437)	(22,010)	(43,427)
Net cash used in financing activities	$(17,794)	$(48,877)	$31,083

Cash provided by operating activities increased by $11.4 million to $96.9 million in the first quarter of 2018 compared to $85.5 million in the first quarter of 2017. The primary driver of the increase was reduced cash outflows for accounts payable. In the first quarter of 2017, we began partnering with our vendor community, through changes in certain payment terms, that increased our cash outflows for accounts payable. Those partnering activities were anniversaried in the first quarter of 2018, therefore, the impact was lessened. Additionally, cash provided by operating activities was favorably impacted by reduced payments of accrued bonuses in the first quarter of 2018 as compared to the first quarter of 2017. Partially offsetting the increase in cash flows from operations was a decrease in net income of $20.3 million. Additionally, there were large changes in other current assets and other current liabilities, which related to the establishment of settlements payable and insurance proceeds receivable for the pending settlement of our shareholder and derivative litigation matters for $34.5 million, which were individually significant, but had an offsetting impact on operating cash flows.

Cash used in investing activities increased by $43.4 million to $65.4 million in the first quarter of 2018 compared to $22.0 million in the first quarter of 2017.  The increase was primarily due to an increase in assets acquired under synthetic lease of $34.5 million and an increase of $8.9 million in capital expenditures. The increase in assets acquired under synthetic lease was driven by the synthetic lease for our new distribution center in Apple Valley, California, which began construction in the fourth quarter of 2017. The increase in capital expenditures was driven by investments in our store of the future project and equipment for our new corporate headquarters and California distribution center.

Cash used in financing activities decreased by $31.1 million to $17.8 million in the first quarter of 2018 compared to $48.9 million in the first quarter of 2017.  The primary drivers of the decrease in cash used in financing activities were a $37.3 million decrease in repurchases of common shares under our share repurchase programs in the first quarter of 2018 compared to the first quarter of 2017 and an increase of $34.5 million for proceeds from the synthetic lease for our California distribution center. Partially offsetting the decrease in cash used in financing activities was an increase in net repayments under the 2011 Credit Agreement of approximately $35.1 million in the first quarter of 2018 compared to the first quarter of 2017.

On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $110 million to $120 million for 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2017 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2017 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2011 Credit Agreement. We had borrowings of $174.0 million under the 2011 Credit Agreement at May 5, 2018. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $2.2 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At May 5, 2018, we had outstanding derivative instruments, in the form of collars, covering 5.1 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2018	2,700	2,700	$440
2019	2,400	2,400	479
2020	—	—	—
Total	5,100	5,100	$919

Additionally, at May 5, 2018, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officers and principal financial officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 7 to the accompanying consolidated financial

Item 1A. Risk Factors

During the first quarter of 2018, there were no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2018 - March 3, 2018	—	$—	—	$—
March 4, 2018 - March 31, 2018	44	48.47	—	100,000
April 1, 2018 - May 5, 2018	23	43.28	—	100,000
Total	67	$46.66	—	$100,000

(1)
In March and April 2018, in connection with the vesting of certain outstanding restricted stock awards, restricted stock units, and performance share units, we acquired 43,501 and 23,241 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

(2)
The 2018 Repurchase Program is comprised of a March 7, 2018 authorization by our Board of Directors for the repurchase of up to $100.0 million of our common shares. During the first quarter of 2018, we did not acquire any common shares under the 2018 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1*	Separation Agreement with David J. Campisi.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2018

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)