Form 10-Q
period 2018-08-04
BIG LOTS INC
filed 2018-09-12
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 7, 2018, was 40,033,165.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 4, 2018

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended August 4, 2018 (Unaudited) and July 29, 2017 (Unaudited)	2

b)	Consolidated Balance Sheets at August 4, 2018 (Unaudited) and February 3, 2018 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Twenty-Six Weeks Ended August 4, 2018 (Unaudited) and July 29, 2017 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4, 2018 (Unaudited) and July 29, 2017 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signature		27

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$1,222,169	$1,219,597	$2,490,152	$2,514,567
Cost of sales (exclusive of depreciation expense shown separately below)	730,750	727,097	1,486,775	1,497,792
Gross margin	491,419	492,500	1,003,377	1,016,775
Selling and administrative expenses	426,605	415,154	864,697	831,126
Depreciation expense	30,496	29,386	59,025	57,981
Operating profit	34,318	47,960	79,655	127,668
Interest expense	(2,407)	(1,619)	(3,983)	(2,628)
Other income (expense)	149	435	657	(82)
Income before income taxes	32,060	46,776	76,329	124,958
Income tax expense	7,896	17,656	20,926	44,326
Net income and comprehensive income	$24,164	$29,120	$55,403	$80,632

Earnings per common share:
Basic	$0.59	$0.68	$1.33	$1.84
Diluted	$0.59	$0.67	$1.33	$1.83

Weighted-average common shares outstanding:
Basic	41,061	43,136	41,587	43,749
Dilutive effect of share-based awards	220	428	106	373
Diluted	41,281	43,564	41,693	44,122

Cash dividends declared per common share	$0.30	$0.25	$0.60	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	August 4, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$58,457	$51,176
Inventories	854,192	872,790
Other current assets	140,393	98,007
Total current assets	1,053,042	1,021,973
Property and equipment - net	701,672	565,977
Deferred income taxes	23,664	13,986
Other assets	50,352	49,790
Total assets	$1,828,730	$1,651,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,721	$351,226
Property, payroll, and other taxes	84,008	80,863
Accrued operating expenses	120,761	72,013
Insurance reserves	37,787	38,517
Accrued salaries and wages	22,942	39,321
Income taxes payable	1,266	7,668
Total current liabilities	622,485	589,608
Long-term obligations	324,700	199,800
Deferred rent	58,296	58,246
Insurance reserves	56,321	55,015
Unrecognized tax benefits	15,451	14,929
Synthetic lease obligation	98,213	15,606
Other liabilities	47,539	48,935
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,987 shares and 41,925 shares, respectively	1,175	1,175
Treasury shares - 77,508 shares and 75,570 shares, respectively, at cost	(2,507,784)	(2,422,396)
Additional paid-in capital	613,891	622,550
Retained earnings	2,498,443	2,468,258
Total shareholders’ equity	605,725	669,587
Total liabilities and shareholders’ equity	$1,828,730	$1,651,726

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total

Balance - January 28, 2017	44,259	$1,175	73,236	$(2,291,379)	$617,516	$2,323,318	$650,630
Comprehensive income	—	—	—	—	—	80,632	80,632
Dividends declared ($0.50 per share)	—	—	—	—	—	(22,836)	(22,836)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	95
Purchases of common shares	(2,976)	—	2,976	(143,475)	—	—	(143,475)
Exercise of stock options	147	—	(147)	4,619	796	—	5,415
Restricted shares vested	344	—	(344)	10,790	(10,790)	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—
Share activity related to deferred compensation plan	—	—	—	(3)	—	—	(3)
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	14,480	—	14,480
Balance - July 29, 2017	42,205	1,175	75,290	(2,405,925)	608,720	2,380,968	584,938
Comprehensive income	—	—	—	—	—	109,200	109,200
Dividends declared ($0.50 per share)	—	—	—	—	—	(21,910)	(21,910)
Purchases of common shares	(461)	—	461	(22,282)	—	—	(22,282)
Exercise of stock options	157	—	(157)	5,040	1,257	—	6,297
Restricted shares vested	24	—	(24)	772	(772)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share activity related to deferred compensation plan	—	—	—	(1)	—	—	(1)
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	13,345	—	13,345
Balance - February 3, 2018	41,925	1,175	75,570	(2,422,396)	622,550	2,468,258	669,587
Comprehensive income	—	—	—	—	—	55,403	55,403
Dividends declared ($0.60 per share)	—	—	—	—	—	(25,218)	(25,218)
Purchases of common shares	(2,623)	—	2,623	(107,341)	(3,920)	—	(111,261)
Exercise of stock options	1	—	(1)	20	—	—	20
Restricted shares vested	388	—	(388)	12,454	(12,454)	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—
Share activity related to deferred compensation plan	—	—	—	4	1	—	5
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	17,189	—	17,189
Balance - August 4, 2018	39,987	$1,175	77,508	$(2,507,784)	$613,891	$2,498,443	$605,725

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Operating activities:
Net income	$55,403	$80,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	53,996	52,722
Deferred income taxes	(9,678)	(520)
Loss (Gain) on disposition of property and equipment	287	(67)
Non-cash share-based compensation expense	17,189	14,480
Unrealized gain on fuel derivative instruments	(562)	(350)
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	18,598	48,205
Accounts payable	4,495	(37,219)
Current income taxes	(23,990)	(39,185)
Other current assets	(24,034)	(13,631)
Other current liabilities	12,646	(13,158)
Other assets	(782)	(5,351)
Other liabilities	6,992	13,404
Net cash provided by operating activities	110,560	99,962
Investing activities:
Capital expenditures	(89,065)	(53,245)
Cash proceeds from sale of property and equipment	210	1,561
Assets acquired under synthetic lease	(82,607)	—
Other	36	(7)
Net cash used in investing activities	(171,426)	(51,691)
Financing activities:
Net proceeds from borrowings under bank credit facility	124,900	120,200
Payment of capital lease obligations	(1,597)	(2,008)
Dividends paid	(26,527)	(23,555)
Proceeds from the exercise of stock options	20	5,415
Payment for treasury shares acquired	(111,261)	(143,475)
Proceeds from synthetic lease	82,607	—
Other	5	(3)
Net cash provided by (used in) financing activities	68,147	(43,426)
Increase in cash and cash equivalents	7,281	4,845
Cash and cash equivalents:
Beginning of period	51,176	51,164
End of period	$58,457	$56,009

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a community retailer in the United States (“U.S.”). At August 4, 2018, we operated 1,415 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2018 (“2018”) is comprised of the 52 weeks that began on February 4, 2018 and will end on February 2, 2019.  Fiscal year 2017 (“2017”) was comprised of the 53 weeks that began on January 29, 2017 and ended on February 3, 2018.  The fiscal quarters ended August 4, 2018 (“second quarter of 2018”) and July 29, 2017 (“second quarter of 2017”) were both comprised of 13 weeks.  The year-to-date periods ended August 4, 2018 (“year-to-date 2018”) and July 29, 2017 (“year-to-date 2017”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $42.6 million and $36.9 million for the second quarter of 2018 and the second quarter of 2017, respectively, and $85.5 million and $76.2 million for the year-to-date 2018 and the year-to-date 2017, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.4 million and $15.9 million for the second quarter of 2018 and the second quarter of 2017, respectively, and $38.3 million and $35.8 million for the year-to-date 2018 and the year-to-date 2017, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2018 and the year-to-date 2017:

	Twenty-Six Weeks Ended
(In thousands)	August 4, 2018	July 29, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$3,642	$2,094
Cash paid for income taxes, excluding impact of refunds	54,979	84,579
Gross proceeds from borrowings under bank credit facility	923,700	826,000
Gross repayments of borrowings under bank credit facility	798,800	705,800
Non-cash activity:
Assets acquired under capital leases	750	72
Accrued property and equipment	$34,031	$13,322

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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The ASU allows for either the modified or full retrospective method of adoption. However, the FASB recently issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. ASU 2018-11 will allow entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We are currently evaluating the impact that this standard will have on our consolidated financial statements. We will not early adopt this standard.

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

Borrowings under the 2011 Credit Agreement are available for general corporate purposes and working capital.  The 2011 Credit Agreement includes a $30 million swing loan sublimit and a $150 million letter of credit sublimit.  The interest rates, pricing and fees under the 2011 Credit Agreement fluctuate based on our debt rating.  The 2011 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2011 Credit Agreement.  The 2011 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2011 Credit Agreement that would permit the lenders to restrict our ability to further access the 2011 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2011 Credit Agreement.  At August 4, 2018, we had $324.7 million of borrowings outstanding under the 2011 Credit Agreement and $15.7 million was committed to outstanding letters of credit, leaving $359.6 million available under the 2011 Credit Agreement.

On August 31, 2018, we entered into an amendment and restatement of the 2011 Credit Agreement that provides for a $700 million five-year unsecured credit facility (“2018 Credit Agreement”). The 2018 Credit Agreement replaces the 2011 Credit Agreement and, among other things, amends certain of the representations and covenants applicable to the facility. The 2011 Credit Agreement was scheduled to expire on May 30, 2020. The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.3 million, which are being amortized over the term of the agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2011 Credit Agreement.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $33.7 million and $33.0 million at August 4, 2018 and February 3, 2018, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at August 4, 2018 or July 29, 2017 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock units, and performance share units.  For the second quarter of 2018, there were 0.1 million stock options outstanding that were antidilutive and excluded from the computation of diluted earnings.  For the second quarter of 2017, the year-to-date 2018, and the year-to-date 2017, the stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial.  Antidilutive stock options generally consist of outstanding stock options with an exercise price per share that is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock units, and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.2 million for the second quarter of 2018, while determined immaterial for the second quarter of 2017. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.1 million for the year-to-date 2018, while determined immaterial for the year-to-date 2017.

Share Repurchase Programs
On March 7, 2018, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $100 million of our common shares (“2018 Repurchase Program”). The 2018 Repurchase Program was exhausted during the second quarter of 2018.

On June 5, 2018, we utilized the entire authorization under our 2018 Repurchase Program to execute a $100.0 million accelerated share repurchase transaction (“ASR Transaction”) which reduced our common shares outstanding by 2.4 million during the second quarter of 2018.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2018:		(In thousands)	(In thousands)
First quarter	$0.30	$12,744	$14,386
Second quarter	0.30	12,474	12,141
Total	$0.60	$25,218	$26,527

The amount of dividends declared may vary from the amount of dividends paid in a period based on certain instruments with restrictions on payment, including restricted stock units and performance share units. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2017 Form 10-K, are expensed and reported as nonvested shares. We recognized share-based compensation expense of $5.0 million and $6.6 million in the second quarter of 2018 and the second quarter of 2017, respectively, and $17.2 million and $14.5 million for the year-to-date 2018 and the year-to-date 2017, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77
Granted	212,456	47.36
Vested	(365,667)	42.19
Forfeited	(26,597)	43.51
Outstanding non-vested restricted stock at May 5, 2018	410,035	$47.92
Granted	36,243	40.75
Vested	(22,343)	48.52
Forfeited	(10,139)	43.03
Outstanding non-vested restricted stock at August 4, 2018	413,796	$47.38

The non-vested restricted stock units granted in the year-to-date 2018 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if it is probable that certain threshold financial performance objectives will be achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted in 2013 have met the applicable threshold financial performance objective and vested in the first quarter of 2018.

Non-vested Stock Units to Non-Employee Directors
In the second quarter of 2018, 17,915 common shares underlying the restricted stock units granted in 2017 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2018 Annual Meeting of Shareholders. These units were part of the annual compensation to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2018, the chairman of our Board of Directors received an annual restricted stock unit grant having a grant date fair value of approximately $200,000. The remaining non-employees elected to our Board of Directors at our 2018 Annual Meeting of Shareholders and the new non-employee directors elected by the Board of Directors during the second quarter of 2018 each received an annual restricted stock unit grant having a grant date fair value of approximately $135,000.  The 2018 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2019 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

Performance Share Units
In the year-to-date 2018, we issued performance share units (“PSUs”) to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during that period. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at August 4, 2018	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2016	290,763	March 2018		Fiscal 2018
2017	231,526		March 2019	Fiscal 2019
2018	243,503		March 2020	Fiscal 2020
Total	765,792

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At August 4, 2018, we estimate the attainment of an average performance that is slightly greater than the targets established for the PSUs issued in 2016. We recognized $2.6 million and $3.6 million in the second quarter of 2018 and the second quarter of 2017, respectively, and $11.2 million and $8.1 million in the year-to-date 2018 and the year-to-date 2017, respectively, of share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at February 3, 2018	249,324	$51.49
Granted	337,421	55.67
Vested	(247,130)	51.49
Forfeited	(44,146)	43.94
Outstanding PSUs at May 5, 2018	295,469	$55.64
Granted	—	—
Vested	(2,194)	51.49
Forfeited	(2,512)	55.67
Outstanding PSUs at August 4, 2018	290,763	$55.67

Stock Options
The following table summarizes stock option activity for the year-to-date 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 3, 2018	280,626	$39.04
Exercised	(625)	31.76
Forfeited	—	—
Outstanding stock options at May 5, 2018	280,001	$39.06	1.5	$930
Exercised	—	—
Forfeited	—	—
Outstanding stock options at August 4, 2018	280,001	$39.06	1.2	$1,795
Vested or expected to vest at August 4, 2018	280,001	$39.06	1.2	$1,795
Exercisable at August 4, 2018	280,001	$39.06	1.2	$1,795

The stock options granted in prior years vested in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2018	2017	2018	2017
Total intrinsic value of stock options exercised	$—	$539	$8	$2,077
Total fair value of restricted stock vested	943	1,629	18,188	17,829
Total fair value of performance shares vested	109	—	12,792	21,026

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2017 and 2018, at August 4, 2018 was approximately $21.0 million.  This compensation cost is expected to be recognized through October 2020 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.5 years from August 4, 2018.

NOTE 6 – INCOME TAXES

In 2017, and in accordance with Staff Accounting Bulletin No. 118, we recorded the provisional tax impacts of the Tax Cut and Jobs Creation Act (“TCJA”) on then existing current and deferred tax amounts. During the year-to-date 2018, we made no adjustments to previously recorded provisional amounts related to the TCJA.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 3, 2019, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

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

On December 14, 2017, the parties entered into a Stipulation and Agreement of Settlement and plaintiffs filed an Unopposed Motion for Preliminary Approval of Derivative Settlement with the Court. On April 6, 2018, the Court issued an Order granting preliminary approval of the Settlement and setting a Fairness Hearing for July 26, 2018. On July 26, 2018, the Court conducted the Fairness Hearing and took the matter under advisement. On August 28, 2018, the Court issued an Order granting final approval of the Settlement.

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

Effective May 16, 2018, the parties executed a Stipulation of Settlement. On May 18, 2018, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement with the Court. On June 25, 2018, the Court issued an Order granting preliminary approval of the Settlement and setting a Final Approval Hearing for October 30, 2018.

In connection with the settlement of the Willis class action and the Consolidated Derivative Action, during the first quarter of 2018, we recorded a net charge of $3.5 million related to the expected cost of the settlements for the funds in excess of our insurance coverage. During the second quarter of 2018, the settlement associated with the Willis class action was paid into escrow pending the final approval by the Court.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2018	2017	2018	2017
Furniture	$271,798	$259,434	$628,772	$622,374
Seasonal	241,972	232,731	417,573	416,342
Consumables	192,701	198,706	378,735	388,499
Soft Home	182,170	176,440	381,323	364,514
Food	174,511	180,831	363,935	376,105
Hard Home	91,955	97,640	179,641	188,159
Electronics, Toys, & Accessories	67,062	73,815	140,173	158,574
Net sales	$1,222,169	$1,219,597	$2,490,152	$2,514,567

NOTE 9 – DERIVATIVE INSTRUMENTS

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	August 4, 2018	February 3, 2018
Diesel fuel collars (in gallons)	4,200	3,600

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	August 4, 2018	February 3, 2018
Diesel fuel collars	Other current assets	$773	$312
	Other assets	382	262
	Accrued operating expenses	(101)	(77)
	Other liabilities	(102)	(107)
Total derivative instruments		$952	$390

The effect of derivative instruments on the consolidated statements of operations and comprehensive income was as follows:

		Amount of Gain (Loss)
(In thousands)		Second Quarter		Year-to-Date
Derivative Instrument	Statements of Operations Location	2018	2017	2018	2017
Diesel fuel collars
Realized	Other income (expense)	$118	$(213)	$125	$(499)
Unrealized	Other income (expense)	33	571	562	350
Total derivative instruments		$151	$358	$687	$(149)

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

The following are the results from the second quarter of 2018 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2017:

•	Net sales increased $2.6 million, or 0.2%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $19.1 million, or 1.6%.

•	Gross margin dollars decreased $1.1 million, and gross margin rate decreased 20 basis points to 40.2% from 40.4% of sales.

•	Selling and administrative expenses increased $11.4 million. As a percentage of net sales, selling and administrative expenses increased 90 basis points to 34.9% of net sales.

•	Operating profit rate decreased 110 basis points to 2.8%.

•	Diluted earnings per share decreased to $0.59 per share from $0.67 per share.

•	Inventory increased by 5.4%, or $43.7 million, to $854.2 million from the second quarter of 2017.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the second quarter of 2018 compared to a quarterly cash dividend of $0.25 per common share paid in the second quarter of 2017.

•	We completed a $100 million accelerated share repurchase program to acquire 2.4 million of our common shares at an average price of $42.11 per share.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2018 and the year-to-date 2017:

	2018	2017
Stores open at the beginning of the fiscal year	1,416	1,432
Stores opened during the period	5	8
Stores closed during the period	(6)	(11)
Stores open at the end of the period	1,415	1,429

We now expect to close 7 net stores during 2018. We now expect to open approximately 33 stores and continue to expect to close approximately 40 stores during 2018.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.8	59.6	59.7	59.6
Gross margin	40.2	40.4	40.3	40.4
Selling and administrative expenses	34.9	34.0	34.7	33.1
Depreciation expense	2.5	2.4	2.4	2.3
Operating profit	2.8	3.9	3.2	5.1
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Other income (expense)	0.0	0.0	0.0	(0.0)
Income before income taxes	2.6	3.8	3.1	5.0
Income tax expense	0.6	1.4	0.8	1.8
Net income and comprehensive income	2.0%	2.4%	2.2%	3.2%

SECOND QUARTER OF 2018 COMPARED TO SECOND QUARTER OF 2017

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the second quarter of 2018 and the second quarter of 2017, and the change in net sales (in dollars and percentage) and the change in comparable store sales for stores open at least fifteen months plus the results of our e-commerce net sales (“comp” or “comps”) (in percentage) from the second quarter of 2018 compared to the second quarter of 2017 were as follows:

Second Quarter
($ in thousands)	2018		2017		Change		Comps
Furniture	$271,798	22.2%	$259,434	21.3%	$12,364	4.8%	4.3%
Seasonal	241,972	19.8	232,731	19.1	9,241	4.0	10.0
Consumables	192,701	15.8	198,706	16.3	(6,005)	(3.0)	(2.2)
Soft Home	182,170	14.9	176,440	14.5	5,730	3.2	3.7
Food	174,511	14.3	180,831	14.8	(6,320)	(3.5)	(2.6)
Hard Home	91,955	7.5	97,640	8.0	(5,685)	(5.8)	(6.1)
Electronics, Toys, & Accessories	67,062	5.5	73,815	6.0	(6,753)	(9.1)	(7.4)
Net sales	$1,222,169	100.0%	$1,219,597	100.0%	$2,572	0.2%	1.6%

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

Net sales increased $2.6 million, or 0.2%, to $1,222.2 million in the second quarter of 2018, compared to $1,219.6 million in the second quarter of 2017.  The increase in net sales was driven by a 1.6% increase in our comps, which increased net sales by $19.1 million. We had two items that partially offset the increase in comps. First, there was a shift in calendar weeks in our fiscal year from 2017 to 2018, as 2017 was a 53-week fiscal year, which negatively impacted sales in the second quarter of 2018 by $11.8 million, and second, we had 14 fewer stores at the end of the second quarter of 2018 compared to the end of the second quarter of 2017, which resulted in a decrease of $4.7 million.

Our Seasonal, Furniture, and Soft Home merchandise categories generated positive comps:

•
The positive comps and net sales in our Seasonal category was primarily the result of strength in our lawn & garden department which was positively impacted by favorable temperatures and weather conditions nationally. Additionally, we had greater inventory depth available for sale entering the second quarter of 2018 as compared to the second quarter of 2017.

•
The Furniture category experienced increased net sales and comps during the second quarter of 2018, primarily driven by a significant trend change in our case good and upholstery departments with new styles and colors, as well as strong performance in mattresses and positive growth in our ready-to-assemble offerings. This was enhanced by the continued success of our third party Easy Leasing lease-to-own program and our third party, private label credit card offering.

•
Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers, particularly in our bath and flooring departments.

The positive comps in our Seasonal, Furniture, and Soft Home merchandise categories were partially offset by negative comps in our Consumables, Food, Hard Home, and Electronics, Toys, & Accessories categories:

•	Our Consumables and Food categories had decreases in comps and net sales as these categories remain highly price competitive in the discount, grocery, and online marketplace.

•
Hard Home experienced decreased net sales and comps during the second quarter of 2018 as a result of an intentionally narrowed assortment, reduced linear footage allocation, and lowered inventory purchases.

•
The decreased net sales and negative comps in Electronics, Toys, & Accessories resulted from an intentionally narrowed merchandise assortment and linear footage allocation, specifically in our electronics and infant accessories departments.

Gross Margin
Gross margin dollars decreased by $1.1 million, or 0.2%, to $491.4 million for the second quarter of 2018, compared to $492.5 million for the second quarter of 2017. The decrease in gross margin dollars was principally due to a slightly lower gross margin rate, which decreased gross margin dollars by approximately $2.0 million. Gross margin as a percentage of net sales decreased 20 basis points to 40.2% in the second quarter of 2018, compared to 40.4% in the second quarter of 2017. The gross margin rate decrease was principally due to a higher overall markdown rate, partially offset by both a higher initial mark-up and a lower shrink rate in the second quarter of 2018 as compared to the second quarter of 2017.

Selling and Administrative Expenses
Selling and administrative expenses were $426.6 million for the second quarter of 2018, compared to $415.2 million for the second quarter of 2017. The increase of $11.4 million in selling and administrative expenses was driven by increases in distribution and outbound transportation costs of $5.7 million, store-related payroll of $3.1 million, $2.0 million from costs associated with our new corporate headquarters, $1.9 million of costs associated with our store of the future project, and store-related occupancy costs of $1.8 million, partially offset by decreases in accrued bonus expense of $3.0 million and self-insurance costs of $1.7 million. The increase in distribution and outbound transportation costs was primarily driven by higher carrier rates, a rise in fuel prices, and investment in our distribution center associate wage rates in the second quarter of 2018 compared to the second quarter of 2017. The increase in store-related payroll was due to investment in our store associate wage rates along with the addition of payroll costs associated with our store of the future project activity. The incurred costs from the new corporate headquarters were primarily rent, as well as transition costs such as moving and supplies costs. The decrease in accrued bonus expense was driven by lower performance in the second quarter of 2018 relative to our annual operating plans as compared to our performance in the second quarter of 2017 relative to our annual operating plans. The decrease in our self-insurance costs primarily resulted from a decrease in the occurrence of medical claims during the second quarter of 2018 compared to the second quarter of 2017.

As a percentage of net sales, selling and administrative expenses increased 90 basis points to 34.9% for the second quarter of 2018 compared to 34.0% for the second quarter of 2017.

Depreciation Expense
Depreciation expense increased $1.1 million to $30.5 million in the second quarter of 2018, compared to $29.4 million for the second quarter of 2017. The increase was driven by our store of the future project and our investment in furniture, fixtures, and equipment for our new headquarters.  Depreciation expense as a percentage of sales was 2.5% for the second quarter of 2018 compared to 2.4% for the second quarter of 2017.

Interest Expense
Interest expense was $2.4 million in the second quarter of 2018, compared to $1.6 million in the second quarter of 2017. The increase in interest expense was driven by increases in both our average interest rate and our average borrowings on our revolving debt in the second quarter of 2018 compared to the second quarter of 2017. We had total average borrowings (including capital leases) of $291.6 million in the second quarter of 2018 compared to total average borrowings of $240.2 million in the second quarter of 2017. The increase in total average borrowings (including capital leases) was primarily due to an increase of $54.6 million to our average revolving debt balance under the 2011 Credit Agreement, which was primarily the result of a higher beginning debt balance in 2018 as compared to 2017.

Other Income (Expense)
Other income (expense) was $0.1 million in the second quarter of 2018, compared to $0.4 million in the second quarter of 2017.

Income Taxes
The effective income tax rate for the second quarter of 2018 and the second quarter of 2017 was 24.6% and 37.7%, respectively.  The decrease in the effective income tax rate was primarily attributable to the net impact of the enactment of the TCJA, due principally to the reduction in our Federal income tax rate.

YEAR-TO-DATE 2018 COMPARED TO YEAR-TO-DATE 2017

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2018 and the year-to-date 2017, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2018 compared to the year-to-date 2017 were as follows:

Year-to-Date
($ in thousands)	2018		2017		Change		Comps
Furniture	$628,772	25.3%	$622,374	24.7%	$6,398	1.0%	0.7%
Seasonal	417,573	16.8	416,342	16.6	1,231	0.3	0.1
Soft Home	381,323	15.3	364,514	14.5	16,809	4.6	4.6
Consumables	378,735	15.2	388,499	15.4	(9,764)	(2.5)	(1.9)
Food	363,935	14.6	376,105	15.0	(12,170)	(3.2)	(2.3)
Hard Home	179,641	7.2	188,159	7.5	(8,518)	(4.5)	(4.8)
Electronics, Toys, & Accessories	140,173	5.6	158,574	6.3	(18,401)	(11.6)	(11.0)
Net sales	$2,490,152	100.0%	$2,514,567	100.0%	$(24,415)	(1.0)%	(0.8)%

Net sales decreased $24.4 million, or 1.0%, to $2,490.2 million in the year-to-date 2018, compared to $2,514.6 million in the year-to-date 2017.  The decrease in net sales was principally due to a 0.8% decrease in comps, which decreased net sales by $19.7 million, and a net decrease of 14 stores since the end of the second quarter of 2017, which decreased net sales by $20.1 million. These decreases were partially offset by the shift in calendar weeks in our fiscal year from 2017 to 2018, as 2017 was a 53-week fiscal year, which positively impacted sales in the year-to-date 2018 by $15.4 million.

Our Soft Home, Furniture, and Seasonal merchandise categories generated positive comps:

•
Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers, particularly our bath and flooring departments.

•
The Furniture category experienced increased net sales and comps due to a strong performance in our case goods offering as well as a significant trend change in our upholstery department with new styles and colors. This was enhanced by the continued success of our third party Easy Leasing lease-to-own program and our third party, private label credit card offering.

•
The slightly positive comps and increased net sales in our Seasonal category were primarily the result of our lawn & garden department, where favorable weather trends in second quarter of 2018 more than offset the later than usual temperature increase challenges faced in first quarter of 2018.

The positive comps in our Seasonal, Furniture, and Soft Home merchandise categories were slightly more than offset by negative comps in our Consumables, Food, Hard Home, and Electronics, Toys, & Accessories categories:

•	Our Consumables and Food categories experienced decreases in comps and net sales as this category remains highly price competitive in the discount, grocery, and online marketplace.

•
The negative comps and decreased net sales in Hard Home and Electronics, Toys, & Accessories resulted from an intentionally narrowed merchandise assortment and reduced space allocation, specifically in our electronics and our former infant accessories departments.

For the third of 2018, we expect comparable store sales to increase in the range of 2% to 4%. For the fourth of 2018, we expect comparable store sales to increase in the low single digits.

Gross Margin
Gross margin dollars decreased $13.4 million, or 1.3%, to $1,003.4 million for the year-to-date 2018, compared to $1,016.8 million for the year-to-date 2017.  The decrease in gross margin dollars was principally due to a decrease in net sales and a slightly lower gross margin rate. Gross margin as a percentage of net sales decreased 10 basis points to 40.3% in the year-to-date 2018, compared to 40.4% in the year-to-date 2017. The gross margin rate decrease was the result of a slightly higher markdown rate driven by a shift in Seasonal sales to the second quarter in the year-to-date 2018 as compared to the first quarter in the year-to-date 2017. The decrease was partially offset by a slightly higher initial mark-up and favorable shrink results compared to the year-to-date 2017.

For the third quarter of 2018, we anticipate our gross margin rate will be slightly lower than the third quarter of 2017 principally due to higher expected markdowns associated with the slightly elevated summer and lawn & garden inventory position that we entered with in the third quarter of 2018. For the fourth quarter of 2018, we anticipate our gross margin rate will be higher than the fourth quarter of 2017.

Selling and Administrative Expenses
Selling and administrative expenses were $864.7 million for the year-to-date 2018, compared to $831.1 million for the year-to-date 2017. The increase of $33.6 million, or 4.0%, was primarily driven by costs associated with the retirement of our former chief executive officer and costs associated with the settlement of our shareholder litigation, coupled with increases in distribution and outbound transportation costs of $9.3 million, store-related payroll of $4.8 million, store-related occupancy of $3.8 million, and advertising of $2.2 million, partially offset by a decrease in accrued bonus expense of $8.7 million. Our former chief executive officer retired during the first quarter of 2018, entitling him to certain separation benefits that caused us to incur $7.0 million in costs. Additionally, we incurred $3.5 million in charges related to a settlement of shareholder and derivative litigation matters that were initially filed in 2012. The distribution and outbound transportation cost increase was due to higher carrier rates, a rise in fuel prices, and investment in our distribution center associate wage rates in year-to-date 2018 compared to year-to-date 2017. The increase in store-related payroll was predominantly growth in the average wage rate along with the addition of payroll costs associated with our store of the future remodel activity in certain markets, partially offset by a net decrease of 14 stores since the end of the second quarter of 2017. The increase in our advertising expenses was the result of increased spend in broadcast promotions along with the shift in timing of certain events in 2018 as compared to 2017. The decrease in accrued bonus expense was driven by lower performance in the year-to-date 2018 relative to our quarterly and annual operating plans as compared to our year-to-date 2017 performance relative to our quarterly and annual operating plans.

As a percentage of net sales, selling and administrative expenses increased 160 basis points to 34.7% for the year-to-date 2018 compared to 33.1% for the year-to-date 2017.

During the third and fourth quarters of 2018, we anticipate that our selling and administrative expenses as a percentage of net sales will be higher in comparison to the third and fourth quarters of 2017, principally due to cost pressures on our outbound distribution and transportation costs and continued investment in store payroll in the form of a higher average wage rate and for our store of the future project.

Depreciation Expense
Depreciation expense increased $1.0 million to $59.0 million in the year-to-date 2018, compared to $58.0 million for the year-to-date 2017. The increase was driven by our store of the future project and our investment in furniture, fixtures, and equipment for our new headquarters.  Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2017.

We expect that our depreciation expense for the balance of 2018 will be higher in comparison to the third and fourth quarters of 2017, principally due to our investment in our store of the future project.

Interest Expense
Interest expense was $4.0 million in the year-to-date 2018, compared to $2.6 million in the year-to-date 2017. The increase in interest expense was driven by increases in both our average interest rate and our average borrowings on our revolving debt in the year-to-date 2018 compared to the year-to-date 2017. We had total average borrowings (including capital leases) of $253.4 million in the year-to-date 2018 compared to total average borrowings of $193.3 million in the year-to-date 2017. The increase in total average borrowings (including capital leases) was driven by an increase of $63.8 million to our average revolving debt balance in 2018 as compared to 2017.

We expect that our interest expense for the balance of 2018 will be higher in comparison to the third and fourth quarters of 2017, due to both an increase in average borrowing rates since the end of the second quarter of 2017 and an estimated increase in average borrowings.

Other Income (Expense)
Other income (expense) was $0.7 million in the year-to-date 2018, compared to $(0.1) million in the year-to-date 2017. The change was driven by recognized unrealized gains as fuel prices increased, reducing the unrealized losses on our diesel fuel hedging contracts.

Income Taxes
The effective income tax rate for the year-to-date 2018 and the year-to-date 2017 was 27.4% and 35.5%, respectively. The net decrease in the effective income tax rate was primarily attributable to the impact of the enactment of the TCJA, which lowered our Federal income tax rate. This decrease was partially offset by the adverse impact of the adjustment to our fourth quarter 2017 income tax deduction accrual estimate of the guaranteed payout of non-vested restricted stock units and PSUs due to a lower share price at vesting in the first quarter of 2018, a shift from generating net excess tax benefits associated with settlement of share-based payment awards in the first quarter of 2017 to generating net excess tax deficiencies associated with settlement of share-based payment awards in the first quarter of 2018 and an increase in nondeductible expenses due to the TCJA.

Capital Resources and Liquidity
On August 31, 2018, we entered into an amendment and restatement of the 2011 Credit Agreement that provides for a $700 million five-year unsecured credit facility (“2018 Credit Agreement”). The 2018 Credit Agreement replaces the 2011 Credit Agreement and, among other things, amends certain of the representations and covenants applicable to the facility. The 2011 Credit Agreement was scheduled to expire on May 30, 2020. The 2018 Credit Agreement expires on August 31, 2023. Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness, including amounts due under the 2011 Credit Agreement. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At August 4, 2018, we were in compliance with the covenants of the 2011 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At August 4, 2018, we had $324.7 million in outstanding borrowings under the 2011 Credit Agreement and the borrowings available under the 2011 Credit Agreement were $359.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $15.7 million.

In March 2018, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common shares. During the second quarter of 2018, we exhausted the 2018 Repurchase Plan by executing an accelerated share repurchase transaction for the entire $100.0 million, which resulted in the purchase of approximately 2.4 million common shares at an average price of $42.11 per share.

In the year-to-date 2018, we have declared and paid two quarterly cash dividends, each of which was $0.30 per common share for a total paid amount of approximately $26.5 million.

In August 2018, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on
September 28, 2018 to shareholders of record as of the close of business on September 14, 2018.

The following table compares the primary components of our cash flows from the year-to-date 2018 to the year-to-date 2017:

(In thousands)	2018	2017	Change
Net cash provided by operating activities	$110,560	$99,962	$10,598
Net cash used in investing activities	(171,426)	(51,691)	(119,735)
Net cash provided by (used in) financing activities	$68,147	$(43,426)	$111,573

Cash provided by operating activities increased by $10.6 million to $110.6 million in the year-to-date 2018 compared to $100.0 million of cash provided by operating activities in the year-to-date 2017. The primary driver of the increase was reduced cash outflows for accounts payable. In the first quarter of 2017, we began partnering with our vendor community, through changes in certain payment terms, that increased our cash outflows for accounts payable. Those partnering activities were anniversaried in the first quarter of 2018, therefore, the impact was lessened in the year-to-date 2018. Additionally, we experienced greater growth in our inventory position in the year-to-date 2018 as compared to the year-to-date 2017, which increased both our cash inflows from accounts payable and our cash outflows from inventories. Cash provided by operating activities was favorably impacted by reduced payments of accrued bonuses in the first quarter of 2018 as compared to the first quarter of 2017. Partially offsetting the increase in cash flows from operations was a decrease in net income of $25.2 million and the change in inventory position that was partially driven by the change of our fiscal quarter end date as fiscal 2017 was a fifty-three week year, which allowed for one additional week of holiday inventory receipts in our distribution centers.

Cash used in investing activities increased by $119.7 million to $171.4 million in the year-to-date 2018 compared to $51.7 million in the year-to-date 2017.  The increase was primarily due to an increase in assets acquired under synthetic lease of $82.6 million and an increase of $35.9 million in capital expenditures. The increase in assets acquired under synthetic lease was due to our new distribution center in Apple Valley, California, which began construction in the fourth quarter of 2017. The increase in capital expenditures was driven by investments in our store of the future project and equipment for our new corporate headquarters and California distribution center.

Cash provided by financing activities increased by $111.6 million to $68.1 million in cash provided by financing activities in the year-to-date 2018 compared to $43.4 million in cash used in financing activities in the year-to-date 2017. The primary drivers of this change were an increase in proceeds from the synthetic lease for our California distribution center of $82.6 million and a reduction of $28.3 million in cash used to repurchase common shares under our share repurchase programs in the year-to-date 2018 compared to the year-to-date 2017.

On a consolidated basis, we now expect cash provided by operating activities less capital expenditures to be approximately $100 million to $110 million for 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had borrowings of $324.7 million under the 2011 Credit Agreement at August 4, 2018. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $2.5 million.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At August 4, 2018, we had outstanding derivative instruments, in the form of collars, covering 4.2 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2018	1,800	1,800	$322
2019	2,400	2,400	630
2020	—	—	—
Total	4,200	4,200	$952

Additionally, at August 4, 2018, a 10% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $1.4 million.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the year ended February 3, 2018.

We rely on manufacturers located in foreign countries, including China, for significant amounts of merchandise. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs recently imposed and proposed by the U.S. with respect to certain consumer goods imported from China.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2017, we purchased approximately 23% of our products directly from overseas vendors, including 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, merchandise quality issues. U.S. policy on trade restrictions is ever-changing and may result in new laws, regulations or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018, (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. On August 1, 2018, President Trump instructed the USTR to consider increasing the tariff on the List 3 products from 10% to 25%. The effective date of the List 3 tariffs remains uncertain.

Certain of our products and components of our products that are imported from China are currently included in the product lines subject to the effective and proposed tariffs. As a result, we are evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs with the USTR for certain product lines and working with our vendors and merchants. Given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant, and we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2018 - June 2, 2018	—	$46.48	—	$100,000
June 3, 2018 - June 30, 2018	2,022	39.58	2,021	—
July 1, 2018 - August 4, 2018	355	56.54	354	—
Total	2,377	$42.11	2,375	$—

(1)
The 2018 Repurchase Program is comprised of a March 7, 2018 authorization by our Board of Directors for the repurchase of up to $100.0 million of our common shares. The 2018 Repurchase program was exhausted during the second quarter of 2018 during which we executed and settled an accelerated share repurchase program for $100.0 million and received 2.4 million shares between the initial and final settlement.

(2)
In May, June, and July 2018, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units, we acquired 167, 718 and 753 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 30, 2018, the Compensation Committee of the Board of Directors of the Company approved the Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Award Agreement (“Award Agreement”) under the 2017 LTIP. Each award made pursuant to the Award Agreement will vest without restriction on the earlier of: (a) the first trading day that is 12 months following the grant date; or (b) the first trading day following the executive's termination of employment, but only if such termination of employment is the result of the executive's (i) dismissal by us without cause (as defined in the Award Agreement) or (ii) death or disability; provided, however, if the executive dies or suffers a disability, a fraction of the award will vest based on the following formula: (x) the total number of restricted stock units granted under the Award Agreement multiplied by (y) a fraction, the numerator of which is the number of days of employment or service completed between the grant date and the date of death or disability, and the denominator of which is 365. If termination of employment is the result of any reason other than the executive's dismissal by us without cause, death or disability (including by reason of the executive's retirement, resignation or dismissal by us for cause), then the Award Agreement will expire and all of the executive's rights will be forfeited.

A copy of the Award Agreement is filed herewith as Exhibit 10.1. The foregoing description of the Award Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Award Agreement which is incorporated by reference into this item.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Quarterly Report.

Exhibit No.	Document

10.1*	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Retention Award Agreement.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2018

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)