Form 10-Q
period 2018-11-03
BIG LOTS INC
filed 2018-12-12
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018
or

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

Yes☑     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 7, 2018, was 40,048,581.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 3, 2018

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	2

b)	Consolidated Balance Sheets at November 3, 2018 (Unaudited) and February 3, 2018 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signature		26

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$1,149,402	$1,109,184	$3,639,554	$3,623,751
Cost of sales (exclusive of depreciation expense shown separately below)	690,228	665,558	2,177,003	2,163,350
Gross margin	459,174	443,626	1,462,551	1,460,401
Selling and administrative expenses	436,826	408,314	1,301,523	1,239,440
Depreciation expense	31,911	29,508	90,936	87,489
Operating (loss) profit	(9,563)	5,804	70,092	133,472
Interest expense	(3,138)	(2,077)	(7,121)	(4,705)
Other income (expense)	59	405	716	323
(Loss) income before income taxes	(12,642)	4,132	63,687	129,090
Income tax (benefit) expense	(6,086)	(240)	14,840	44,086
Net (loss) income and comprehensive (loss) income	$(6,556)	$4,372	$48,847	$85,004

Earnings (loss) per common share:
Basic	$(0.16)	$0.10	$1.19	$1.97
Diluted	$(0.16)	$0.10	$1.19	$1.95

Weighted-average common shares outstanding:
Basic	40,021	41,967	41,065	43,155
Dilutive effect of share-based awards	—	557	138	409
Diluted	40,021	42,524	41,203	43,564

Cash dividends declared per common share	$0.30	$0.25	$0.90	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	November 3, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$61,938	$51,176
Inventories	1,073,885	872,790
Other current assets	141,424	98,007
Total current assets	1,277,247	1,021,973
Property and equipment - net	782,771	565,977
Deferred income taxes	22,923	13,986
Other assets	50,075	49,790
Total assets	$2,133,016	$1,651,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,634	$351,226
Property, payroll, and other taxes	85,775	80,863
Accrued operating expenses	112,458	72,013
Insurance reserves	38,070	38,517
Accrued salaries and wages	28,342	39,321
Income taxes payable	1,295	7,668
Total current liabilities	745,574	589,608
Long-term obligations	488,000	199,800
Deferred rent	61,054	58,246
Insurance reserves	55,769	55,015
Unrecognized tax benefits	12,738	14,929
Synthetic lease obligation	131,644	15,606
Other liabilities	45,505	48,935
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 40,042 shares and 41,925 shares, respectively	1,175	1,175
Treasury shares - 77,453 shares and 75,570 shares, respectively, at cost	(2,506,088)	(2,422,396)
Additional paid-in capital	618,079	622,550
Retained earnings	2,479,566	2,468,258
Total shareholders’ equity	592,732	669,587
Total liabilities and shareholders’ equity	$2,133,016	$1,651,726

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total

Balance - January 28, 2017	44,259	$1,175	73,236	$(2,291,379)	$617,516	$2,323,318	$650,630
Comprehensive income	—	—	—	—	—	85,004	85,004
Dividends declared ($0.75 per share)	—	—	—	—	—	(33,843)	(33,843)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	95
Purchases of common shares	(3,437)	—	3,437	(165,732)	—	—	(165,732)
Exercise of stock options	222	—	(222)	7,023	1,391	—	8,414
Restricted shares vested	367	—	(367)	11,520	(11,520)	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—
Share activity related to deferred compensation plan	—	—	—	(4)	—	—	(4)
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	21,100	—	21,100
Balance - October 28, 2017	41,842	1,175	75,653	(2,425,049)	615,205	2,374,333	565,664
Comprehensive income	—	—	—	—	—	104,828	104,828
Dividends declared ($0.25 per share)	—	—	—	—	—	(10,903)	(10,903)
Purchases of common shares	—	—	—	(25)	—	—	(25)
Exercise of stock options	82	—	(82)	2,636	662	—	3,298
Restricted shares vested	1	—	(1)	42	(42)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share activity related to deferred compensation plan	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	6,725	—	6,725
Balance - February 3, 2018	41,925	1,175	75,570	(2,422,396)	622,550	2,468,258	669,587
Comprehensive income	—	—	—	—	—	48,847	48,847
Dividends declared ($0.90 per share)	—	—	—	—	—	(37,539)	(37,539)
Purchases of common shares	(2,635)	—	2,635	(107,827)	(3,920)	—	(111,747)
Exercise of stock options	43	—	(43)	1,395	464	—	1,859
Restricted shares vested	413	—	(413)	13,263	(13,263)	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—
Share activity related to deferred compensation plan	—	—	—	2	1	—	3
Other	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	21,722	—	21,722
Balance - November 3, 2018	40,042	$1,175	77,453	$(2,506,088)	$618,079	$2,479,566	$592,732

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Operating activities:
Net income	$48,847	$85,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	82,666	79,404
Deferred income taxes	(8,937)	(463)
Loss (Gain) on disposition of property and equipment	350	(48)
Non-cash share-based compensation expense	21,722	21,100
Unrealized gain on fuel derivative instruments	(460)	(961)
Change in assets and liabilities, excluding effects of foreign currency adjustments:
Inventories	(201,095)	(179,466)
Accounts payable	128,409	92,603
Current income taxes	(35,540)	(54,016)
Other current assets	(15,626)	(11,994)
Other current liabilities	7,943	(12,355)
Other assets	1,253	(5,884)
Other liabilities	10,888	16,148
Net cash provided by operating activities	40,420	29,072
Investing activities:
Capital expenditures	(165,396)	(95,081)
Cash proceeds from sale of property and equipment	367	1,798
Assets acquired under synthetic lease	(116,039)	—
Other	35	(10)
Net cash used in investing activities	(281,033)	(93,293)
Financing activities:
Net proceeds from borrowings under bank credit facility	288,200	265,500
Payment of capital lease obligations	(2,899)	(2,916)
Dividends paid	(38,592)	(34,193)
Proceeds from the exercise of stock options	1,859	8,414
Payment for treasury shares acquired	(111,747)	(165,732)
Proceeds from synthetic lease	116,039	—
Deferred bank credit facility fees paid	(1,488)	—
Other	3	(4)
Net cash provided by financing activities	251,375	71,069
Increase in cash and cash equivalents	10,762	6,848
Cash and cash equivalents:
Beginning of period	51,176	51,164
End of period	$61,938	$58,012

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a community retailer operating in the United States (“U.S.”). At November 3, 2018, we operated 1,415 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2018 (“2018”) is comprised of the 52 weeks that began on February 4, 2018 and will end on February 2, 2019.  Fiscal year 2017 (“2017”) was comprised of the 53 weeks that began on January 29, 2017 and ended on February 3, 2018.  The fiscal quarters ended November 3, 2018 (“third quarter of 2018”) and October 28, 2017 (“third quarter of 2017”) were both comprised of 13 weeks.  The year-to-date periods ended November 3, 2018 (“year-to-date 2018”) and October 28, 2017 (“year-to-date 2017”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $45.5 million and $39.4 million for the third quarter of 2018 and the third quarter of 2017, respectively, and $131.1 million and $115.6 million for the year-to-date 2018 and the year-to-date 2017, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital or internet marketing and advertising, and in-store point-of-purchase presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $16.4 million and $15.3 million for the third quarter of 2018 and the third quarter of 2017, respectively, and $54.7 million and $51.1 million for the year-to-date 2018 and the year-to-date 2017, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2018 and the year-to-date 2017:

	Thirty-Nine Weeks Ended
(In thousands)	November 3, 2018	October 28, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$6,494	$3,835
Cash paid for income taxes, excluding impact of refunds	59,600	99,037
Gross proceeds from borrowings under bank credit facility	1,376,400	1,246,300
Gross repayments of borrowings under bank credit facility	1,088,200	980,800
Non-cash activity:
Assets acquired under capital leases	785	90
Accrued property and equipment	$37,440	$15,224

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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The ASU allows for either the modified or full retrospective method of adoption. However, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. ASU 2018-11 will allow entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We have elected to use the modified retrospective transition method as allowed by ASU 2018-11. We will not early adopt this standard. We are still evaluating the impact that this standard will have on our consolidated financial statements, as we complete the implementation of a new lease system. Currently we anticipate the impact on our balance sheet will be material.

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

NOTE 2 – BANK CREDIT FACILITY

On July 22, 2011, we entered into a $700 million five-year unsecured credit facility, which was amended on May 30, 2013 and May 28, 2015 (as amended, the “2011 Credit Agreement”).

On August 31, 2018, we amended and restated the 2011 Credit Agreement. The amended and restated credit agreement (the “2018 Credit Agreement”) provides for a $700 million five-year unsecured credit facility. The 2011 Credit Agreement was scheduled to expire on May 30, 2020. The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.   At November 3, 2018, we had $488.0 million of borrowings outstanding under the 2018 Credit Agreement and $8.6 million was committed to outstanding letters of credit, leaving $203.4 million available under the 2018 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $32.4 million and $33.0 million at November 3, 2018 and February 3, 2018, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding at November 3, 2018 or October 28, 2017 which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and performance share units.  For the third quarter of 2018, there were 0.1 million stock options outstanding that were antidilutive and excluded from the computation of diluted earnings.  For the third quarter of 2017, the year-to-date 2018, and the year-to-date 2017, the stock options outstanding that were antidilutive and excluded from the computation of diluted earnings per share were immaterial.  Antidilutive stock options generally consist of outstanding stock options with an exercise price per share that is greater than the weighted-average market price per share for our common shares for each period.  Antidilutive stock options, restricted stock units, and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock awards, restricted stock units, and performance share units that were antidilutive, as determined under the treasury stock method, were immaterial for all periods presented.

Share Repurchase Programs
On March 7, 2018, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $100 million of our common shares (“2018 Repurchase Program”). The 2018 Repurchase Program was exhausted during the second quarter of 2018.

On June 5, 2018, we utilized the entire authorization under our 2018 Repurchase Program to execute a $100.0 million accelerated share repurchase transaction (“ASR Transaction”), which reduced our common shares outstanding by 2.4 million during the second quarter of 2018.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2018:		(In thousands)	(In thousands)
First quarter	$0.30	$12,744	$14,386
Second quarter	0.30	12,474	12,141
Third quarter	0.30	12,321	12,065
Total	$0.90	$37,539	$38,592

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock awards and restricted stock units, as described below and/or in note 7 to the consolidated financial statements in our 2017 Form 10-K, are expensed and reported as non-vested shares. We recognized share-based compensation expense of $4.5 million and $6.6 million in the third quarter of 2018 and the third quarter of 2017, respectively, and $21.7 million and $21.1 million for the year-to-date 2018 and the year-to-date 2017, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for the year-to-date 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77
Granted	212,456	47.36
Vested	(365,667)	42.19
Forfeited	(26,597)	43.51
Outstanding non-vested restricted stock at May 5, 2018	410,035	$47.92
Granted	36,243	40.75
Vested	(22,343)	48.52
Forfeited	(10,139)	43.03
Outstanding non-vested restricted stock at August 4, 2018	413,796	$47.38
Granted	104,091	43.08
Vested	(25,003)	43.16
Forfeited	(11,121)	48.15
Outstanding non-vested restricted stock at November 3, 2018	481,763	$46.54

The non-vested restricted stock units granted in the year-to-date 2018 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if it is probable that certain threshold financial performance objectives will be achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted in 2013 met the applicable threshold financial performance objective and vested in the first quarter of 2018.

Non-vested Stock Units to Non-Employee Directors
In the second quarter of 2018, 17,915 common shares underlying the restricted stock units granted in 2017 to the non-employee members of our Board of Directors vested on the trading day immediately preceding our 2018 Annual Meeting of Shareholders. These units were part of the annual compensation to the non-employee members of the Board of Directors. Additionally, in the second quarter of 2018, the chairman of our Board of Directors received an annual restricted stock unit grant having a grant date fair value of approximately $200,000. The remaining non-employees elected to our Board of Directors at our 2018 Annual Meeting of Shareholders and the new non-employee directors appointed by the Board of Directors during the second quarter of 2018 each received an annual restricted stock unit grant having a grant date fair value of approximately $135,000.  The 2018 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2019 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at November 3, 2018	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2016	282,083	March 2018		Fiscal 2018
2017	222,323		March 2019	Fiscal 2019
2018	237,422		March 2020	Fiscal 2020
Total	741,828

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At November 3, 2018, we estimate the attainment of an average performance that is slightly lower than the targets established for the PSUs issued in 2016. We recognized $2.1 million and $3.6 million in the third quarter of 2018 and the third quarter of 2017, respectively, and $13.3 million and $11.7 million in the year-to-date 2018 and the year-to-date 2017, respectively, of share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at February 3, 2018	249,324	$51.49
Granted	337,421	55.67
Vested	(247,130)	51.49
Forfeited	(44,146)	43.94
Outstanding PSUs at May 5, 2018	295,469	$55.64
Granted	—	—
Vested	(2,194)	51.49
Forfeited	(2,512)	55.67
Outstanding PSUs at August 4, 2018	290,763	$55.67
Granted	—	—
Vested	—	—
Forfeited	(8,680)	55.67
Outstanding PSUs at November 3, 2018	282,083	$55.67

Stock Options
The following table summarizes stock option activity for the year-to-date 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 3, 2018	280,626	$39.04
Exercised	(625)	31.76
Forfeited	—	—
Outstanding stock options at May 5, 2018	280,001	$39.06	1.5	$930
Exercised	—	—
Forfeited	—	—
Outstanding stock options at August 4, 2018	280,001	$39.06	1.2	$1,795
Exercised	(42,500)	43.28
Forfeited	—	—
Outstanding stock options at November 3, 2018	237,501	$38.30	1.0	$1,136
Vested or expected to vest at November 3, 2018	237,501	$38.30	1.0	$1,136
Exercisable at November 3, 2018	237,501	$38.30	1.0	$1,136

The stock options granted in prior years vested in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2018	2017	2018	2017
Total intrinsic value of stock options exercised	$220	$875	$228	$2,952
Total fair value of restricted stock vested	1,042	1,114	19,230	18,943
Total fair value of performance shares vested	—	—	12,792	21,026

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2017 and 2018, at November 3, 2018 was approximately $19.1 million.  This compensation cost is expected to be recognized through October 2020 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.7 years from November 3, 2018.

NOTE 6 – INCOME TAXES

In 2017, and in accordance with Staff Accounting Bulletin No. 118, we recorded the provisional tax impacts of the Tax Cut and Jobs Creation Act (“TCJA”) on then existing current and deferred tax amounts. During the third quarter of 2018, we made approximately $0.6 million in adjustments to previously recorded provisional amounts related to the TCJA. During the fourth quarter of 2018, we will complete our accounting for the TCJA.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 3, 2019, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.0 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

Shareholder and Derivative Matters
On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers. The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint captioned In re Big Lots, Inc. Shareholder Litigation, No. 2:12-cv-00445 (S.D. Ohio) (the “Consolidated Derivative Action”). The consolidated complaint asserted claims under Ohio law for breach of fiduciary duty, unjust enrichment, misappropriation of trade secrets and corporate waste and sought declaratory relief and disgorgement to us of proceeds from any wrongful sales of our common shares, plus attorneys’ fees and expenses. On October 18, 2013, a different shareholder filed an additional derivative lawsuit captioned Brosz v. Fishman et al., No. 1:13-cv-00753 (S.D. Ohio) (the “Brosz Action”) in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers originally named in the 2012 shareholder derivative lawsuit. On December 29, 2016, the Court ordered that the Brosz Action be consolidated with the Consolidated Derivative Action. On December 14, 2017, the parties entered into a Stipulation and Agreement of Settlement and plaintiffs filed an Unopposed Motion for Preliminary Approval of Derivative Settlement with the Court. On August 28, 2018, the Court issued an Order granting final approval of the Settlement.

On July 9, 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. Effective May 16, 2018, the parties executed a Stipulation of Settlement. On November 9, 2018, the Court issued an Order granting final approval of the Settlement. In connection with the settlement of the Willis class action and the Consolidated Derivative Action, during the first quarter of 2018, we recorded a net charge of $3.5 million related to the expected cost of the settlements for the funds in excess of our insurance coverage. During the second quarter of 2018, the settlement associated with the Willis class action was paid into escrow pending the final approval by the Court.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2018	2017	2018	2017
Furniture	$314,085	$277,905	$942,856	$900,278
Soft Home	202,693	188,342	584,016	552,856
Consumables	194,480	198,236	573,215	586,735
Food	185,641	192,462	549,576	568,567
Hard Home	92,275	97,676	271,916	285,835
Seasonal	90,824	83,666	508,397	500,009
Electronics, Toys, & Accessories	69,404	70,897	209,578	229,471
Net sales	$1,149,402	$1,109,184	$3,639,554	$3,623,751

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	November 3, 2018	February 3, 2018
Diesel fuel collars (in gallons)	5,700	3,600

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	November 3, 2018	February 3, 2018
Diesel fuel collars	Other current assets	$1,080	$312
	Other assets	452	262
	Accrued operating expenses	(240)	(77)
	Other liabilities	(442)	(107)
Total derivative instruments		$850	$390

The effect of derivative instruments on the consolidated statements of operations and comprehensive income was as follows:

		Amount of Gain (Loss)
(In thousands)		Third Quarter		Year-to-Date
Derivative Instrument	Statements of Operations Location	2018	2017	2018	2017
Diesel fuel collars
Realized	Other income (expense)	$154	$(180)	$279	$(678)
Unrealized	Other income (expense)	(102)	611	460	961
Total derivative instruments		$52	$431	$739	$283

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

The following are the results from the third quarter of 2018 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2017:

•	Net sales increased $40.2 million, or 3.6%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $36.5 million, or 3.4%.

•	Gross margin dollars increased $15.6 million, and gross margin rate decreased 10 basis points to 39.9% from 40.0% of sales.

•	Selling and administrative expenses increased $28.5 million. As a percentage of net sales, selling and administrative expenses increased 120 basis points to 38.0% of net sales.

•	Operating loss rate was 0.8% in the third quarter of 2018 as compared to an operating profit rate of 0.5% in the third quarter of 2017.

•	Diluted earnings per share decreased to a loss of $(0.16) per share from an earnings of $0.10 per share in the third quarter of 2017.

•	Inventory increased by 3.4%, or $35.7 million, to $1,073.9 million from the third quarter of 2017.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the third quarter of 2018 compared to a quarterly cash dividend of $0.25 per common share paid in the third quarter of 2017.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2018 and the year-to-date 2017:

	2018	2017
Stores open at the beginning of the fiscal year	1,416	1,432
Stores opened during the period	20	19
Stores closed during the period	(21)	(25)
Stores open at the end of the period	1,415	1,426

We now expect to close 14 net stores during 2018, based on opening approximately 32 stores and closing approximately 46 stores during 2018.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.1	60.0	59.8	59.7
Gross margin	39.9	40.0	40.2	40.3
Selling and administrative expenses	38.0	36.8	35.8	34.2
Depreciation expense	2.8	2.7	2.5	2.4
Operating (loss) profit	(0.8)	0.5	1.9	3.7
Interest expense	(0.3)	(0.2)	(0.2)	(0.1)
Other income (expense)	0.0	0.0	0.0	0.0
(Loss) income before income taxes	(1.1)	0.4	1.7	3.6
Income tax (benefit) expense	(0.5)	(0.0)	0.4	1.2
Net (loss) income and comprehensive (loss) income	(0.6)%	0.4%	1.3%	2.3%

THIRD QUARTER OF 2018 COMPARED TO THIRD QUARTER OF 2017

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the third quarter of 2018 and the third quarter of 2017, and the change in net sales (in dollars and percentage) and the change in comparable store sales for stores open at least fifteen months plus the results of our e-commerce net sales (“comp” or “comps”) (in percentage) from the third quarter of 2018 compared to the third quarter of 2017 were as follows:

Third Quarter
($ in thousands)	2018		2017		Change		Comps
Furniture	$314,085	27.4%	$277,905	25.0%	$36,180	13.0%	12.5%
Soft Home	202,693	17.6	188,342	17.0	14,351	7.6	7.5
Consumables	194,480	16.9	198,236	17.9	(3,756)	(1.9)	(1.0)
Food	185,641	16.2	192,462	17.4	(6,821)	(3.5)	(4.4)
Hard Home	92,275	8.0	97,676	8.8	(5,401)	(5.5)	(4.4)
Seasonal	90,824	7.9	83,666	7.5	7,158	8.6	7.9
Electronics, Toys, & Accessories	69,404	6.0	70,897	6.4	(1,493)	(2.1)	(4.1)
Net sales	$1,149,402	100.0%	$1,109,184	100.0%	$40,218	3.6%	3.4%

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

Net sales increased $40.2 million, or 3.6%, to $1,149.4 million in the third quarter of 2018, compared to $1,109.2 million in the third quarter of 2017.  The increase in net sales was driven by a 3.4% increase in our comps, which increased net sales by $36.5 million. Additionally, there was a shift in calendar weeks in our fiscal year from 2017 to 2018, as 2017 was a 53-week fiscal year, which positively impacted sales in the third quarter of 2018 by approximately $3.4 million.

Our Furniture, Seasonal, and Soft Home merchandise categories generated positive comps:

•
The Furniture category experienced increased net sales and comps during the third quarter of 2018, which continued to be driven by improved trends (e.g., sequential quarter growth rates) with new styles and/or colors in all departments. The sales performance was appreciably impacted by the continued success of our third-party Easy Leasing lease-to-own program and our third party, private label credit card offering.

•
Our Seasonal category had increases in comps and net sales primarily due to strength in our summer, lawn & garden, and harvest departments. The strength in these departments was a result of a favorable response to our fall decor assortment and greater inventory depth (i.e., available for sale), particularly in our summer and lawn & garden departments, entering the third quarter of 2018 as compared to the third quarter of 2017.

•
The positive comps and net sales in Soft Home were primarily driven by increased selling space and continued improvement in product assortment, quality, and perceived value by our customers, specifically in our home decor, decorative textile, flooring, and bath departments. Additionally, the growth in our Furniture category positively influences Soft Home as Jennifer is interested in updating her decor to complement her new furniture.

The positive comps in our Furniture, Seasonal, and Soft Home merchandise categories were partially offset by negative comps and net sales in our Consumables, Food, Hard Home, and Electronics, Toys, & Accessories categories:

•	Our Food and Consumables categories had lower comps and net sales as the discount, grocery, and online marketplace continue to be highly price competitive.

•
There were decreases in net sales and comps in Hard Home and Electronics, Toys, & Accessories due to intentionally narrowed product assortments, reduced linear footage allocation, and reduced inventory purchases.

Gross Margin
Gross margin dollars increased by $15.6 million, or 3.5%, to $459.2 million for the third quarter of 2018, compared to $443.6 million for the third quarter of 2017. The increase in gross margin dollars was primarily due to higher sales. Gross margin as a percentage of net sales decreased 10 basis points to 39.9% in the third quarter of 2018, compared to 40.0% in the third quarter of 2017. The slight gross margin rate decrease was attributed to a higher overall markdown rate, partially offset by a higher initial mark-up and a lower shrink rate in the third quarter of 2018 as compared to the third quarter of 2017.

Selling and Administrative Expenses
Selling and administrative expenses were $436.8 million for the third quarter of 2018, compared to $408.3 million for the third quarter of 2017. The increase of $28.5 million in selling and administrative expenses was primarily driven by increases in store-related payroll of $7.9 million, distribution and outbound transportation costs of $6.1 million, store-related occupancy costs of $4.0 million, accrued bonus expense of $2.8 million, $1.7 million in corporate wages, corporate headquarters occupancy expense of $1.6 million, and $1.3 million in non-payroll costs associated with our store of the future remodel project, partially offset by a decrease in utilities of $2.5 million. The increase in store-related payroll was due to investment in our store associate wage rates along with the addition of payroll costs associated with our store of the future project activity. The increase in distribution and outbound transportation costs was driven by higher carrier rates, a rise in fuel prices, and our investment in our distribution center associate wage rates. The increase in store-related occupancy costs was driven by normal renewals, growth in the average store size for our new stores, and pre-opening rents associated with leases that we purchased from a bankrupt retailer. The increase in accrued bonus expense was related to our quarterly store bonus program driven by above plan performance on comparable store sales. Corporate wage growth was driven by three items - annual merit increase, a sign-on bonus for our newly hired chief executive officer, and severance costs. Our corporate headquarters occupancy cost increase was due to the lease for our new headquarters, when in the prior year we owned our facility. Associated with our store of the future project, we incurred costs related to supplies, in-store displays, and travel to support the completion of each location, which are not included in the capitalized construction costs. The decrease in utilities was primarily driven by our investment in LED lighting at our stores.

As a percentage of net sales, selling and administrative expenses increased 120 basis points to 38.0% for the third quarter of 2018 compared to 36.8% for the third quarter of 2017.

Depreciation Expense
Depreciation expense increased $2.4 million to $31.9 million in the third quarter of 2018, compared to $29.5 million for the third quarter of 2017. The increase was primarily driven by our store of the future project and our investment in furniture, fixtures, and equipment for our new headquarters.  Depreciation expense as a percentage of sales was 2.8% for the third quarter of 2018 compared to 2.7% for the third quarter of 2017.

Interest Expense
Interest expense was $3.1 million in the third quarter of 2018, compared to $2.1 million in the third quarter of 2017. The increase in interest expense was driven by increases in both our average interest rate and our average borrowings on our revolving debt, each of which contributed approximately half of the increase, in the third quarter of 2018 compared to the third quarter of 2017. We had total average borrowings (including capital leases) of $393.2 million in the third quarter of 2018 compared to $306.8 million in the third quarter of 2017. The increase in total average borrowings (including capital leases) was primarily due to an increase of $89.4 million to our average revolving debt balance under the 2011 Credit Agreement, which was primarily the result of a higher beginning debt balance in 2018 as compared to 2017.

Other Income (Expense)
Other income (expense) was $0.1 million in the third quarter of 2018, compared to $0.4 million in the third quarter of 2017.

Income Taxes
The effective income tax benefit rate for the third quarter of 2018 and the third quarter of 2017 was 48.1% and 5.8%, respectively.  The increase in the effective income tax benefit rate was principally attributable to (1) the tax effect of comparing the occurrence of a loss before income taxes in the third quarter of 2018 to income before income taxes in the third quarter of 2017; (2) an increase in favorable state tax settlements; and (3) a favorable adjustment to the provisional amounts that we recorded for the TCJA. The increase in the effective income tax benefit rate was partially offset by a reduction in the U.S. federal statutory tax rate due to the TCJA (which comparatively decreased the tax benefit of the third quarter 2018 due to the loss before income taxes).

YEAR-TO-DATE 2018 COMPARED TO YEAR-TO-DATE 2017

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2018 and the year-to-date 2017, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2018 compared to the year-to-date 2017 were as follows:

Year-to-Date
($ in thousands)	2018		2017		Change		Comps
Furniture	$942,856	25.9%	$900,278	24.8%	$42,578	4.7%	4.3%
Soft Home	584,016	16.0	552,856	15.3	31,160	5.6	5.5
Consumables	573,215	15.7	586,735	16.2	(13,520)	(2.3)	(1.6)
Food	549,576	15.1	568,567	15.7	(18,991)	(3.3)	(3.0)
Seasonal	508,397	14.0	500,009	13.8	8,388	1.7	1.4
Hard Home	271,916	7.5	285,835	7.9	(13,919)	(4.9)	(4.6)
Electronics, Toys, & Accessories	209,578	5.8	229,471	6.3	(19,893)	(8.7)	(8.8)
Net sales	$3,639,554	100.0%	$3,623,751	100.0%	$15,803	0.4%	0.5%

Net sales increased $15.8 million, or 0.4%, to $3,639.6 million in the year-to-date 2018, compared to $3,623.8 million in the year-to-date 2017.  The increase in net sales was principally due to a 0.5% increase in comps, which increased net sales by $16.8 million and the shift in calendar weeks in our fiscal year from 2017 to 2018, as 2017 was a 53-week fiscal year, which positively impacted sales in the year-to-date 2018 by $18.8 million. These increases were partially offset by a net decrease of 11 stores since the end of the third quarter of 2017, which decreased net sales by $19.8 million.

Our Soft Home, Furniture, and Seasonal merchandise categories generated positive comps:

•
The Soft Home category experienced increases in net sales and comps due to continued improvement in product assortment, quality, and perceived value by our customers, most notably the flooring, bath, and home decor departments, and increased selling space.

•
The increases in net sales and comps in Furniture were primarily due to strong performance in our case goods offering, along with an accelerating trend change in our upholstery and mattress departments during the second and third quarters, driven by new styles and colors. The accelerating trend change was enhanced by the continued success of our third party Easy Leasing lease-to-own program and our third party, private label credit card offering.

•
The positive comps and increased net sales in our Seasonal category were a result of positive results in fall fashion assortments, specifically in the harvest and Halloween departments, and in lawn & garden.

The positive comps in our Soft Home, Furniture, and Seasonal merchandise categories were partially offset by negative comps and net sales in our Consumables, Food, Hard Home, and Electronics, Toys, & Accessories categories:

•	Our Consumables and Food categories experienced decreases in comps and net sales, as they continue to be highly price competitive in the discount, grocery, and online marketplace.

•
The lower comps and net sales in the Hard Home and Electronics, Toys, & Accessories categories were a result of an intentionally narrowed merchandise assortment and reduced space allocation, specifically in the electronics and former infant accessories departments.

For the fourth quarter of 2018, we expect comparable store sales to be in the range of flat to an increase of 2%. Additionally, total net sales for the fourth quarter of 2018 will be lower than the fourth quarter of 2017 due to the fiscal calendar shift which resulted in the fourth quarter of 2018 having only 13 weeks, while the fourth quarter of 2017 was a 14-week period.

Gross Margin
Gross margin dollars increased $2.2 million, or 0.1%, to $1,462.6 million for the year-to-date 2018, compared to $1,460.4 million for the year-to-date 2017.  The increase in gross margin dollars was principally due to an increase in net sales, partially offset by a slightly lower gross margin rate. Gross margin as a percentage of net sales decreased 10 basis points to 40.2% in the year-to-date 2018, compared to 40.3% in the year-to-date 2017. The gross margin rate decrease was the result of a higher markdown rate partially offset by a slightly higher initial mark-up and favorable shrink results compared to the year-to-date 2017.

For the fourth quarter of 2018, we anticipate our gross margin rate will be lower than the fourth quarter of 2017, based on our expectation of an increase in projected markdowns for our Seasonal and weather sensitive merchandise based on lower than expected net sales in that area during the month of November and uncertainty surrounding the impact of tariffs on our initial markup in relation to mix of merchandise sales in the fourth quarter.

Selling and Administrative Expenses
Selling and administrative expenses were $1,301.5 million for the year-to-date 2018, compared to $1,239.4 million for the year-to-date 2017. The increase of $62.1 million, or 5.0%, was primarily driven by costs associated with the retirement of our former chief executive officer, costs associated with the settlement of our shareholder litigation, and increases in distribution and outbound transportation costs of $15.5 million, store-related payroll of $12.8 million, store-related occupancy of $7.8 million, $3.9 million in non-payroll costs associated with our store of the future project, advertising of $3.6 million, and corporate headquarters occupancy expense of $3.1 million, partially offset by decreases in accrued bonus of $5.9 million and utilities expense of $3.0 million. Our former chief executive officer retired during the first quarter of 2018, entitling him to certain separation benefits that resulted in $7.0 million in costs. Additionally, we incurred $3.5 million in charges related to a settlement of shareholder and derivative litigation matters that were initially filed in 2012. The distribution and outbound transportation cost increase was a result of higher carrier rates, a rise in fuel prices, and investment in our distribution center associate wage rates in the year-to-date 2018 compared to the year-to-date 2017. The increase in store-related payroll was mostly due to growth in the average wage rate along with additional payroll costs associated with our store of the future remodel activity in certain markets, partially offset by a net decrease of 11 stores since the end of the third quarter of 2017. Our store occupancy cost increased due to normal renewals, growth in the average store size for our new stores, and pre-opening rents associated with leases that we purchased from a bankrupt retailer. Associated with our store of the future project, we incurred costs related to supplies, in-store displays, and travel to support the completion of each location, which are not included in the capitalized construction costs. The increase in our advertising expense was due to increased spend in television promotions and production costs, along with the shift in timing of certain events in 2018 as compared to 2017. Our corporate headquarters occupancy cost increase was due to the lease for our new headquarters, when in the prior year we owned our facility. The decrease in accrued bonus expense was driven by lower performance in the year-to-date 2018 relative to our annual operating plan as compared to our year-to-date 2017 performance relative to our annual operating plan. The decrease in utilities was primarily driven by our investment in LED lighting at our stores.

As a percentage of net sales, selling and administrative expenses increased 160 basis points to 35.8% for the year-to-date 2018 compared to 34.2% for the year-to-date 2017.

During the fourth quarter of 2018, we anticipate that our selling and administrative expenses as a percentage of net sales will be higher in comparison to the fourth quarter of 2017, principally due to continued cost pressures on our outbound distribution and transportation costs and continued investment in store payroll in the form of a higher average wage rate.

Depreciation Expense
Depreciation expense increased $3.4 million to $90.9 million in the year-to-date 2018, compared to $87.5 million for the year-to-date 2017. The increase continued to be driven by our store of the future project, as well as our investment in furniture, fixtures, and equipment for our new corporate headquarters.  Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2017.

We expect that our depreciation expense for the fourth quarter of 2018 will be higher in comparison to the fourth quarter of 2017, principally due to our investment in our store of the future project.

Interest Expense
Interest expense was $7.1 million in the year-to-date 2018, compared to $4.7 million in the year-to-date 2017. The increase in interest expense was driven by increases in both our average interest rate and our average borrowings on our revolving debt in the year-to-date 2018 compared to the year-to-date 2017. The increase in average interest rate had a greater impact than the increase in our average borrowings. The increase in our average interest rate was driven by the increase in LIBOR as our 2011 Credit Agreement and 2018 Credit Agreement are both variable based on LIBOR. We had total average borrowings (including capital leases) of $300.0 million in the year-to-date 2018 compared to total average borrowings of $231.5 million in the year-to-date 2017. The increase in total average borrowings (including capital leases) was driven by an increase of $72.0 million to our average revolving debt balance in 2018 as compared to 2017.

We expect that our interest expense for the fourth quarter of 2018 will be higher in comparison to the fourth quarter of 2017, due to increases both in our average borrowing rates and in our average borrowings since the end of the third quarter of 2017.

Other Income (Expense)
Other income (expense) was $0.7 million in the year-to-date 2018, compared to $0.3 million in the year-to-date 2017. The increased income was driven by realized gains on the settlement of our expiring diesel fuel contracts as fuel prices rose during the contractual periods, partially offset by the lower unrealized gains on our active diesel fuel contracts as projected diesel fuel price escalation tempered during the third quarter of 2018.

Income Taxes
The effective income tax rate for the year-to-date 2018 and the year-to-date 2017 was 23.3% and 34.2%, respectively. The net decrease in the effective income tax rate was primarily attributable to the impact of the enactment of the TCJA, which lowered our U.S. Federal statutory tax rate and an increase in favorable state tax settlements. This decrease was partially offset by (1) the adverse impact of the adjustment to our fourth quarter 2017 income tax deduction accrual estimate of the guaranteed payout of non-vested restricted stock units and PSUs due to a lower share price at vesting in the first quarter of 2018, (2) a shift from generating net excess tax benefits associated with settlement of share-based payment awards (non-vested restricted stock units and PSUs) in the first quarter of 2017 to generating net excess tax deficiencies associated with settlement of those share-based payment awards in the first quarter of 2018, and (3) an increase in nondeductible expenses due to the TCJA.

Capital Resources and Liquidity
On August 31, 2018, we entered into an amendment and restatement of the 2011 Credit Agreement that provides for a $700 million five-year unsecured credit facility (“2018 Credit Agreement”) and replaces the 2011 Credit Agreement. The 2018 Credit Agreement expires on August 31, 2023. Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At November 3, 2018, we were in compliance with the covenants of the 2018 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At November 3, 2018, we had $488.0 million in outstanding borrowings under the 2018 Credit Agreement and the borrowings available under the 2018 Credit Agreement were $203.4 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $8.6 million.

In March 2018, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common shares. During the second quarter of 2018, we exhausted the 2018 Repurchase Plan by executing an accelerated share repurchase transaction for the entire $100.0 million, which resulted in the purchase of approximately 2.4 million common shares at an average price of $42.11 per share.

In the year-to-date 2018, we have declared and paid three quarterly cash dividends, each of which was $0.30 per common share for a total paid amount of approximately $38.6 million.

In December 2018, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on
December 28, 2018 to shareholders of record as of the close of business on December 14, 2018.

The following table compares the primary components of our cash flows from the year-to-date 2018 to the year-to-date 2017:

(In thousands)	2018	2017	Change
Net cash provided by operating activities	$40,420	$29,072	$11,348
Net cash used in investing activities	(281,033)	(93,293)	(187,740)
Net cash provided by financing activities	$251,375	$71,069	$180,306

Cash provided by operating activities increased by $11.3 million to $40.4 million in the year-to-date 2018 compared to $29.1 million in the year-to-date 2017. The primary driver of the increase was reduced cash outflows for accounts payable. In the first quarter of 2017, we began partnering with our vendor community, through changes in certain payment terms, that increased our cash outflows for accounts payable. Those partnering activities were anniversaried in the first quarter of 2018. Therefore, the impact of the partnering activities was lessened in the year-to-date 2018. Cash provided by operating activities was favorably impacted by reduced payments of accrued bonuses in the first quarter of 2018 as compared to the first quarter of 2017. Additionally, cash paid for taxes in the year-to-date 2018 was lower than the year-to-date 2017 due to the impact of lower Federal income tax rates as a result of the TCJA and lower taxable income. Partially offsetting the increase in cash provided by operating activities was a decrease in net income of $36.2 million and the change in inventory position that was partially driven by the change of our fiscal quarter end date as fiscal 2017 was a fifty-three week year, which provided for one additional week of holiday inventory receipts in our distribution centers.

Cash used in investing activities increased by $187.7 million to $281.0 million in the year-to-date 2018 compared to $93.3 million in the year-to-date 2017.  The increase was primarily due to an increase in assets acquired under synthetic lease of $116.0 million and an increase of $70.3 million in capital expenditures. The increase in assets acquired under synthetic lease was due to our new distribution center in Apple Valley, California, on which we began construction in the fourth quarter of 2017. The increase in capital expenditures was driven by investments in our store of the future project and equipment for our new corporate headquarters and California distribution center.

Cash provided by financing activities increased by $180.3 million to $251.4 million in the year-to-date 2018 compared to $71.1 million in the year-to-date 2017. The primary drivers of this change were an increase in proceeds from the synthetic lease for our California distribution center of $116.0 million and a reduction of $50.0 million in cash used to repurchase common shares under our Board-approved share repurchase programs in the year-to-date 2018 compared to the year-to-date 2017.

On a consolidated basis, we now expect cash provided by operating activities less capital expenditures to be in the range of $10 million to $20 million for 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had borrowings of $488.0 million under the 2018 Credit Agreement at November 3, 2018. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $3.0 million.

We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At November 3, 2018, we had outstanding derivative instruments, in the form of collars, covering 5.7 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2018	900	900	$245
2019	3,600	3,600	713
2020	1,200	1,200	(108)
Total	5,700	5,700	$850

Additionally, at November 3, 2018, a 10% difference in the forward curve for diesel fuel prices would affect unrealized gains (losses) in other income (expense) by approximately $1.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We rely on manufacturers located in foreign countries, including China, for significant amounts of merchandise. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs recently imposed by the U.S. with respect to certain consumer goods imported from China.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2017, we purchased approximately 23% of our products directly from overseas vendors, including 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions is ever-changing and may result in new laws, regulations or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018, (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. On August 1, 2018, President Trump instructed the USTR to consider increasing the tariff on the List 3 products from 10% to 25%. On September 17, 2018, the USTR released the final List 3 covering 5,745 full or partial lines of the 6,031 originally targeted product lines and announced that the List 3 tariffs will be implemented in two phases. On September 24, 2018, a 10% incremental tariff went into effect with respect to the List 3 products. The List 3 tariff was scheduled to increase to 25% on January 1, 2019. However, on December 1, 2018, the White House announced that the implementation of the List 3 tariff increase will be delayed until March 1, 2019, to allow Chinese and U.S. leaders to begin negotiations on various policy issues. The List 3 tariffs could increase to 25% on March 1, 2019 or sooner depending on the progress of negotiations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5, 2018 - September 1, 2018	—	$48.01	—	$—
September 2, 2018 - September 29, 2018	1	41.84	—	—
September 30, 2018 - November 3, 2018	11	41.52	—	—
Total	12	$41.65	—	$—

(1)
In August, September, and October 2018, in connection with the vesting of certain outstanding restricted stock awards and restricted stock units and the exercise of certain stock options, we acquired 190, 720, and 10,759 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

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

10.2
Credit Agreement, dated August 31, 2018, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 5, 2018).

10.3	Offer letter with Bruce Thorn, dated August 21, 2018 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2018).

10.4*	First Amendment to Certain Operative Agreements.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 2018

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)