Form 10-K
period 2019-02-02
BIG LOTS INC
filed 2019-04-02
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,807,128,260 on August 4, 2018, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).
The number of the Registrant’s common shares, $0.01 par value, outstanding as of March 29, 2019, was 40,142,960.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is a discount retailer operating in the United States (“U.S.”) (see the discussion below under the caption “Merchandise”). At February 2, 2019, we operated a total of 1,401 stores. Our goal is to exceed the expectations of our core customer (whom we refer to as Jennifer) by providing her with great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts. We are dedicated to providing Jennifer with friendly service, trustworthy value, and affordable solutions in every season and category.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2019	52	February 3, 2019	February 1, 2020
2018	52	February 4, 2018	February 2, 2019
2017	53	January 29, 2017	February 3, 2018
2016	52	January 31, 2016	January 28, 2017
2015	52	February 1, 2015	January 30, 2016
2014	52	February 2, 2014	January 31, 2015

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

Our principal executive offices are located at 4900 E. Dublin-Granville Road, Columbus, Ohio 43081, and our telephone number is (614) 278‑6800.

Merchandise

We focus our merchandise strategy on providing outstanding value to Jennifer in all of our merchandise categories. We utilize traditional sourcing methods and in certain merchandise categories also take advantage of closeout channels to enhance our ability to offer outstanding value. We evaluate our product offerings using a rating process that measures the quality, brand, fashion, and value of each item. This process requires us to focus our product offering decisions based on our customers’ expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe that focusing on our customers’ expectations has improved our ability to provide a desirable assortment of offerings in our merchandise categories.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2018	2017	2016	2015	2014
Stores open at the beginning of the year	1,416	1,432	1,449	1,460	1,493
Stores opened during the year	32	24	9	9	24
Stores closed during the year	(47)	(40)	(26)	(20)	(57)
Stores open at the end of the year	1,401	1,416	1,432	1,449	1,460

For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in this Form 10-K.

The following table details our U.S. stores by state at February 2, 2019:

Alabama	29	Maine	6	Ohio	95
Arizona	34	Maryland	25	Oklahoma	18
Arkansas	11	Massachusetts	22	Oregon	15
California	153	Michigan	43	Pennsylvania	66
Colorado	18	Minnesota	3	Rhode Island	1
Connecticut	14	Mississippi	14	South Carolina	34
Delaware	5	Missouri	24	Tennessee	47
Florida	104	Montana	3	Texas	111
Georgia	51	Nebraska	3	Utah	8
Idaho	6	Nevada	13	Vermont	4
Illinois	33	New Hampshire	6	Virginia	38
Indiana	45	New Jersey	27	Washington	26
Iowa	3	New Mexico	11	West Virginia	16
Kansas	7	New York	64	Wisconsin	9
Kentucky	40	North Carolina	72	Wyoming	2
Louisiana	21	North Dakota	1
				Total stores	1,401
				Number of states	47

Of our 1,401 stores, 33% operate in four states: California, Texas, Florida, and Ohio, and net sales from stores in these states represented 34% of our 2018 net sales. We have a concentration in these states based on their size, population, and customer base.

Associates

At February 2, 2019, we had approximately 35,600 active associates comprised of 10,900 full-time and 24,700 part‑time associates. Approximately 69% of the associates we employed during 2018 were employed on a part-time basis. Temporary associates hired for the holiday selling season increased the total number of associates to a peak of approximately 38,400 in 2018. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors. We operate an e-commerce platform which faces additional challenges, including fulfillment logistics and technological innovation, from a wider range of retailers in a highly competitive market.

Purchasing

The goal of our merchandising strategy is to consistently provide outstanding value to our customers in all of our merchandise categories. We believe that we have achieved this goal by reducing our reliance on sourcing merchandise through closeout offerings and expanding our planned purchases in most merchandise categories. In particular, over the past few years, we have expanded our planned purchases in our Food, Consumables, Soft Home, and Furniture merchandise categories to provide a merchandise assortment that our customers expect us to consistently offer in our stores at a significant value. In connection with the implementation of our merchandising strategy, we have expanded the role of our global sourcing department, and assessed our overseas vendor relationships. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality, fashion, and value. During 2018, we purchased approximately 25% of our merchandise directly from overseas vendors, including approximately 21% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

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

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from our five regional distribution centers located in Pennsylvania, Ohio, Alabama, Oklahoma, and California. We selected the locations of our distribution centers to help manage transportation costs and the distance from distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover. During 2015, we announced our intention to open a new distribution center in California and relocate our existing California distribution operations to this facility. Construction began on the new facility in 2017 and we expect the transition to begin in the summer of 2019.

In addition to our regional distribution centers that handle store merchandise, we operate two warehouses within our Ohio distribution center. One warehouse distributes fixtures and supplies to our stores and our five regional distribution centers and the other warehouse supplements our fulfillment center for our e-commerce operations.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties” of this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. Our principal trademarks, including the Big Lots® family of trademarks, have been registered with the U.S. Patent and Trademark Office. We use a variety of marketing vehicles to promote our brand awareness, including television, internet, social media, e-mail, in-store point-of-purchase, and print media.

Over the past few years, we have refined our brand identity to accentuate our friendly service and community orientation. We are focused on serving Jennifer with a friendly approach and positive shopping experience. Another aspect of community-oriented approach to retailing is our focus on supporting both local and national causes that aid the communities in which we do business. On a local level, we invest and support our associates throughout our geographic regions with our point of sale campaigns, and the positive impacts those campaigns generate for our foundation partners. We serve the community on a national level through our Big Lots Foundation which focuses on healthcare, housing, hunger, and education. We believe our approach to retailing differentiates us from the competition and allows us to make a difference in the communities we serve.

In all of our markets, we design and distribute printed advertising circulars, through a combination of newspaper insertions and mailings. In 2018, we distributed multi-page circulars representing 28 weeks of advertising coverage, which was consistent with 2017. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. Our customer database is an important marketing tool that allows us to communicate in a cost-effective manner with our customers, including e-mail delivery of our circulars. In 2017, we rolled-out our new rewards program, BIG Rewards, which replaced our former Buzz Club Rewards® program. The BIG Rewards program rewards our customers for making frequent and high-ticket purchases and offers a special birthday surprise to our BIG Rewards members. At February 2, 2019, our BIG Rewards program totaled over 17 million active members who had made a purchase in our stores in the last 12 months.

Another element of our marketing approach focuses on brand management by communicating our message directly to Jennifer through social and digital media outlets, including Facebook®, Instagram®, Twitter®, Pinterest®, and YouTube®. Our marketing program also employs a traditional television campaign, which combines strategic branding and promotional elements used in most of our other marketing media. Our highly-targeted media placement strategy uses strategically selected networks and programs aired by national cable providers as the foundation of our television advertising. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Total advertising expense as a percentage of total net sales was 1.8%, 1.7%, and 1.8% in 2018, 2017, and 2016, respectively.

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

The following table sets forth the seasonality of net sales and operating profit (loss) for 2018, 2017, and 2016 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2018
Net sales as a percentage of full year	24.2%	23.3%	22.0%	30.5%
Operating profit (loss) as a percentage of full year	20.8	15.7	(4.4)	67.9
Fiscal Year 2017
Net sales as a percentage of full year	24.6%	23.2%	21.1%	31.1%
Operating profit as a percentage of full year	26.5	15.9	1.9	55.7
Fiscal Year 2016
Net sales as a percentage of full year	25.2%	23.1%	21.3%	30.4%
Operating profit as a percentage of full year	25.2	15.6	0.8	58.4

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our definitive proxy materials filed pursuant to section 14 of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at http://www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports. The contents of our website are not incorporated into, or otherwise made a part of, this Form 10-K.

Item 1A. Risk Factors

The statements in this item describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Form 10-K and in our 2018 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements that may be made by us. Such forward-looking statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. If known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results or those anticipated, estimated, or projected results set forth in the forward-looking statements. You should bear this in mind as you consider forward-looking statements made or to be made by us.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

The following cautionary discussion of material risks, uncertainties, and assumptions relevant to our businesses describes factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from expected and historical results. Additional risks not presently known to us or that we presently believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, results of operations, and liquidity. Consequently, all forward-looking statements made or to be made by us are qualified by these cautionary statements, and there can be no assurance that the results or developments we anticipate will be realized or that they will have the expected effects on our business or operations. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. There can be no assurances that we have correctly and completely identified, assessed, and accounted for all factors that do or may affect our business, financial condition, results of operations, and liquidity, as it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our ability to achieve the results contemplated by forward-looking statements is subject to a number of factors, any one or a combination of which could materially affect our business, financial condition, results of operations, or liquidity. These factors may include, but are not limited to:

If we are unable to successfully refine and execute our operating strategies, our operating performance could be significantly impacted.

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. Our ability to both refine our operating and strategic plans and execute the business activities associated with our refined operating and strategic plans, including cost savings initiatives, could impact our ability to meet our operating performance targets. Additionally, we must be able to effectively continuously adjust our operating and strategic plans over time to adapt to an ever-changing marketplace. See the MD&A in this Form 10-K for additional information concerning our operating strategy.

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail industry, which includes both traditional brick and mortar stores and online marketplaces, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Some of our competitors have broader distribution (e.g., more stores and/or a more established online presence), and/or greater financial, marketing, and other resources than us. It is possible that increased competition, significant discounting, improved performance by our competitors, or an inability to distinguish our brand from our competitors may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations.

If we are unable to compete effectively in today’s omnichannel retail marketplace, our business and results of operations may be materially adversely affected.

With the saturation of mobile computing devices, competition from other retailers in the online retail marketplace is very high and growing. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our operations include an e-commerce platform to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

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

We rely on manufacturers located in foreign countries, including China, for significant amounts of merchandise, including a significant amount of our domestically-purchased merchandise. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs recently imposed by the U.S. with respect to certain consumer goods imported from China.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2018, we purchased approximately 25% of our products directly from overseas vendors, including 21% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions is ever-changing and may result in new laws, regulations or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018 (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. On August 1, 2018, President Trump instructed the USTR to consider increasing the tariff on the List 3 products from 10% to 25%. On September 17, 2018, the USTR released the final List 3 covering 5,745 full or partial lines of the 6,031 originally targeted product lines and announced that the List 3 tariffs will be implemented in two phases. On September 24, 2018, a 10% incremental tariff went into effect with respect to the List 3 products. The List 3 tariff was scheduled to increase to 25% on January 1, 2019. However, on December 1, 2018, the White House delayed implementation of the List 3 tariff increase until March 1, 2019, to allow Chinese and U.S. leaders to begin negotiations on various policy issues. On March 5, 2019, the USTR further delayed the implementation of List 3 tariff increase until further notice. The List 3 tariffs could increase at any time depending on the progress of negotiations.

Certain of our products and components of our products that are imported from China are currently included in the product lines subject to the effective and proposed tariffs. As a result, we are evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs with the USTR for certain product lines and working with our vendors and merchants. Given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Disruption to our distribution network, the capacity of our distribution centers, and our timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers (e.g., trans-Pacific freight carrier bankruptcies) and/or labor strikes, disruptions or shortages in the transportation industry could negatively affect our distribution network, our timely receipt of merchandise and/or transportation costs. In addition, long-term disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network. Lastly, as we re-locate our distribution center operations in California, we may experience increased selling and administrative expenses associated with the transition during 2019.

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

If we are unable to maintain or upgrade our computer systems or if our information technology or computer systems are damaged or cease to function properly, our operations may be disrupted or become less efficient.

We depend on a variety of information technology and computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology and computer systems to process transactions, summarize results, and manage our business. Our information technology and computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, obsolescence, catastrophic events such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. In recent years, we have begun using vendor-hosted solutions for certain of our information technology and computer systems, which are more exposed to telecommunication failures.

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

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, tax reform, natural disasters or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. Inclement weather can also negatively impact our Furniture category, as many customers transport the product home personally. In particular, the economic conditions and weather patterns of four states (California, Texas, Florida, and Ohio) are important as approximately 33% of our current stores operate and 34% of our 2018 net sales occurred in these states.

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

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of the services of these individuals could have a material adverse impact on our business. Competition for key personnel in the retail industry is intense, and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

If we are unable to retain existing and/or secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores, and a significant number of these leases expire or are up for renewal each year, as noted below in “Item 2. Properties” and in MD&A in this Form 10-K. Our strategy to improve our financial performance includes increasing sales while managing the occupancy cost of each of our stores. The primary component of our sales growth strategy is increasing our comparable store sales, which will require renewing many leases each year. Additional components of our sales growth strategy include relocating certain existing stores to new locations within existing markets and opening new store locations, either as an expansion in an existing market or as an entrance into a new market. If the commercial real estate market does not allow us to negotiate favorable lease renewals and new store leases, our financial position, results of operations, and liquidity may be negatively affected.

If our investment in our Store of the Future remodel program is not favorably received by our customers, our financial performance may be negatively affected.

We have embarked upon a significant capital improvement project to renovate a significant portion of our stores during the coming three to five years through our Store of the Future remodel program. This multi-year program could be the largest capital improvement program in our corporate history. If we are unable to effectively manage the execution of this program and efficiently utilize our capital expenditures, our financial position, results of operations, and liquidity may be negatively affected.

If we are unable to comply with the terms of the 2018 Credit Agreement, our capital resources, financial condition, results of operations, and liquidity may be materially adversely effected.

We may need to borrow funds under our $700 million five-year unsecured credit facility (“2018 Credit Agreement”) from time to time, depending on operating or other cash flow requirements. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject to cross-default provisions under the synthetic lease agreement (the “Synthetic Lease”) that we entered in connection with our new distribution center in California. A violation of any of these covenants may permit the lenders to restrict our ability to borrow additional funds, provide letters of credit under the 2018 Credit Agreement and may require us to immediately repay any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

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

We also may be subject to a number of other factors which may, individually or in the aggregate, materially adversely affect our business. These factors include, but are not limited to:

•	Changes in governmental laws, case law and regulations, including changes that increase our effective tax rate, comprehensive tax reform, or other matters related to taxation;

•	Changes in accounting standards, including new interpretations and updates to current standards;

•	A downgrade in our credit rating could negatively affect our ability to access capital or increase our borrowing costs;

•	Events or circumstances could occur which could create bad publicity for us or for the types of merchandise offered in our stores which may negatively impact our business results including our sales;

•	Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used by utilities to generate power, may affect our gross profit and operating profit margins;

•	Infringement of our intellectual property, including the Big Lots trademarks, could dilute their value; and

•	Other risks described from time to time in our filings with the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 31,800 square feet, of which an average of 22,300 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Real Estate” in MD&A in this Form 10-K.

The average cost to open a new store in a leased facility during 2018 was approximately $1.7 million, including the cost of constructions, fixtures, and inventory. All of our stores are leased, except for the 53 stores we own in the following states:

State	Stores Owned
Arizona	1
California	38
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	53

Additionally, in 2017, we closed one owned site, which we are not operating and remains available for sale. Since this owned site is no longer operating as an active store, it has been excluded from our store counts at February 2, 2019.

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of approximately five to ten years with multiple five-year renewal options. Forty store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes leases for stores with more than one lease and leases for stores not yet open and excludes 14 month-to-month leases and 53 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2019	224	43
2020	240	29
2021	270	56
2022	197	36
2023	225	47
Thereafter	217	11

Warehouse and Distribution

At February 2, 2019, we owned approximately 9.0 million square feet of distribution center and warehouse space. We own and operate five regional distribution centers strategically located across the United States. The regional distribution centers utilize warehouse management technology, which we believe enables highly accurate and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.4 million merchandise cartons per week in 2018. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. We operate our e-commerce fulfillment center out of our Columbus warehouse.

Distribution centers and warehouse space, and the corresponding square footage of the facilities, by location at February 2, 2019, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Rancho Cucamonga, CA	1984	1,423	255
Columbus, OH	1989	3,559	312
Montgomery, AL	1996	1,411	301
Tremont, PA	2000	1,295	330
Durant, OK	2004	1,297	203
Total		8,985	1,401

During 2015, we announced our intention to open a new distribution center in California and relocate our existing California distribution operations to this facility. Construction began on the new facility in late 2017 and we expect the transition to begin in the summer of 2019.

Corporate Office

In 2018, we moved our corporate headquarters to a new leased facility within Columbus, Ohio.

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

For a discussion of certain litigated matters, also see note 10 to the accompanying consolidated financial statements

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at April 2, 2019 were as follows:

Name	Age	Offices Held	Officer Since
Bruce K. Thorn	51	President and Chief Executive Officer	2018
Lisa M. Bachmann	57	Executive Vice President, Chief Merchandising and Operating Officer	2002
Timothy A. Johnson	51	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	2004
Michael A. Schlonsky	52	Executive Vice President, Human Resources	2000
Stephen M. Haffer	53	Senior Vice President, Chief Customer Officer	2018
Nicholas E. Padovano	55	Senior Vice President, Store Operations	2014
Ronald A. Robins, Jr.	55	Senior Vice President, General Counsel and Corporate Secretary	2015

Bruce K. Thorn is our President and Chief Executive Officer. Before joining Big Lots in September 2018, he served as President and Chief Operating Officer of Tailored Brands, Inc., a leading specialty retailer of men’s tailored clothing and formalwear. Bruce also held various enterprise-level roles with PetSmart, Inc., most recently as Executive Vice President, Store Operations, Services and Supply Chain, as well as leadership positions with Gap, Inc., Cintas Corp, LESCO, Inc. and The United States Army.

Lisa M. Bachmann is responsible for merchandising and global sourcing, merchandise presentation, and merchandise planning and allocation. Ms. Bachmann was promoted to Executive Vice President, Chief Merchandising and Operating Officer in August 2015, at which time she assumed responsibility for merchandising and global sourcing. Prior to that, Ms. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012 and Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010. Ms. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002.

Timothy A. Johnson is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, and asset protection. Mr. Johnson was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer in August 2015. Prior to that Mr. Johnson was promoted to Executive Vice President, Chief Financial Officer in March 2014. Mr. Johnson assumed responsibility for real estate in June 2013 and asset protection in November 2013. Mr. Johnson was promoted to Senior Vice President, Chief Financial Officer in August 2012, at which time he assumed responsibility for treasury and risk management. He was promoted to Senior Vice President of Finance in July 2011. He joined us in August 2000 as Director of Strategic Planning.

Michael A. Schlonsky is responsible for talent management and oversight of human resources. He was promoted to Executive Vice President in August 2015. He was promoted to Senior Vice President, Human Resources in August 2012 and promoted to Vice President, Associate Relations and Benefits in 2010. Prior to that, Mr. Schlonsky was promoted to Vice President, Associate Relations and Risk Management in 2005. Mr. Schlonsky joined us in 1993 as Staff Counsel and was promoted to Director, Risk Management in 1998, and to Vice President, Risk Management and Administrative Services in 2000.

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

Nicholas E. Padovano is responsible for store operations. Mr. Padovano joined us in 2014 as Senior Vice President, Store Operations. Prior to joining us, Mr. Padovano was an executive at the Hudson Bay Company, a department store retailer, where he was responsible for store operations of the Bay and Zellers brands. Additionally, Mr. Padovano served as Head of Stores, Distribution and Supply Chain for Lowes Canada, a home improvement retailer.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.”

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2018:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 4, 2018 - December 1, 2018	—	$—	—	$—
December 2, 2018 - December 29, 2018	—	40.07	—	—
December 30, 2018 - February 2, 2019	—	31.36	—	—
Total	—	$38.97	—	$—

(1)
In December 2018 and January 2019, in connection with the vesting of certain outstanding restricted stock units, we acquired 69 and 10 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

On March 6, 2019, our Board of Directors authorized a program for the repurchase of up to $50.0 million of our common shares (“2019 Repurchase Program”). Pursuant to the 2019 Repurchase Program, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2019 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2019 Repurchase Program has no scheduled termination date.

At the close of trading on the NYSE on March 29, 2019, there were approximately 636 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended February 2, 2019, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017, February 3, 2018 and February 2, 2019. The graph and table assume that $100 was invested on February 1, 2014, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2/01/14
1/31/15
1/30/16
1/28/17
2/03/18
2/02/19
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2014	2015	2016	2017	2018	2019
Big Lots, Inc.	$100.00	$173.38	$148.96	$190.13	$230.14	$128.76
S&P 500 Index	100.00	114.22	113.46	137.14	168.46	168.36
S&P 500 Retailing Index	$100.00	$120.09	$140.26	$166.28	$234.96	$254.29

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2018 (a)	2017 (b)	2016 (a)	2015 (a)	2014 (a)
Net sales	$5,238,105	$5,264,362	$5,193,995	$5,190,582	$5,177,078
Cost of sales (exclusive of depreciation expense shown separately below)	3,116,210	3,121,920	3,094,576	3,123,442	3,133,124
Gross margin	2,121,895	2,142,442	2,099,419	2,067,140	2,043,954
Selling and administrative expenses	1,778,416	1,723,996	1,730,956	1,708,499	1,699,764
Depreciation expense	124,970	117,093	120,460	122,854	119,702
Operating profit	218,509	301,353	248,003	235,787	224,488
Interest expense	(10,338)	(6,711)	(5,091)	(3,683)	(2,588)
Other income (expense)	(558)	712	1,387	(5,254)	—
Income from continuing operations before income taxes	207,613	295,354	244,299	226,850	221,900
Income tax expense	50,719	105,522	91,471	83,977	85,239
Income from continuing operations	156,894	189,832	152,828	142,873	136,661
Loss from discontinued operations, net of tax	—	—	—	—	(22,385)
Net income	$156,894	$189,832	$152,828	$142,873	$114,276
Earnings per common share - basic:
Continuing operations	$3.84	$4.43	$3.37	$2.83	$2.49
Discontinued operations	—	—	—	—	(0.41)
	$3.84	$4.43	$3.37	$2.83	$2.08
Earnings per common share - diluted:
Continuing operations	$3.83	$4.38	$3.32	$2.80	$2.46
Discontinued operations	—	—	—	—	(0.40)
	$3.83	$4.38	$3.32	$2.80	$2.06
Weighted-average common shares outstanding:
Basic	40,809	42,818	45,316	50,517	54,935
Diluted	40,962	43,300	45,974	50,964	55,552
Cash dividends declared per common share	$1.20	$1.00	$0.84	$0.76	$0.51
Balance sheet data:
Total assets	$2,023,347	$1,651,726	$1,607,707	$1,640,370	$1,635,891
Working capital	489,443	432,365	315,784	315,984	411,446
Cash and cash equivalents	46,034	51,176	51,164	54,144	52,261
Long-term obligations under bank credit facility	374,100	199,800	106,400	62,300	62,100
Shareholders’ equity	$693,041	$669,587	$650,630	$720,470	$789,550
Cash flow data:
Cash provided by operating activities	$234,060	$250,368	$311,925	$342,352	$318,562
Cash used in investing activities	$(376,473)	$(156,508)	$(84,701)	$(113,193)	$(90,749)
Store data:
Total gross square footage	44,500	44,638	44,570	44,914	45,134
Total selling square footage	31,217	31,399	31,519	31,775	32,006
Stores open at end of the fiscal year	1,401	1,416	1,432	1,449	1,460

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal year 2018 and 2016 were comprised of 52 weeks. Fiscal year 2017 was comprised of 53 weeks. Fiscal year 2019 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2018 that we believe are key indicators of our operating performance when compared to 2017.

•	Net sales decreased $26.3 million, or 0.5%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $62.3 million, or 1.2%.

•	Gross margin dollars decreased $20.5 million with a 20 basis point decrease in gross margin rate to 40.5% of sales.

•	Selling and administrative expenses increased $54.4 million. As a percentage of net sales, selling and administrative expenses increased 130 basis points to 34.0% of net sales.

•	Operating profit rate decreased 150 basis points to 4.2%.

•	Diluted earnings per share decreased 12.6% to $3.83 per share, compared to $4.38 per share in 2017.

•	Our return on invested capital decreased to 16.3% from 22.9%.

•	Inventory of $969.6 million represented a $96.8 million increase, or 11.1%, from 2017.

•
We acquired approximately 2.4 million of our outstanding common shares for $100.0 million, under our 2018 Repurchase Program (as defined below in “Capital Resources and Liquidity”), at a weighted average price of $42.11 per share.

•	We declared and paid four quarterly cash dividends in the amount of $0.30 per common share, for a total paid amount of approximately $50.6 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.5	59.3	59.6
Gross margin	40.5	40.7	40.4
Selling and administrative expenses	34.0	32.7	33.3
Depreciation expense	2.4	2.2	2.3
Operating profit	4.2	5.7	4.8
Interest expense	(0.2)	(0.1)	(0.1)
Other income (expense)	(0.0)	0.0	0.0
Income before income taxes	4.0	5.6	4.7
Income tax expense	1.0	2.0	1.8
Net income	3.0%	3.6%	2.9%

See the discussion below under the captions “2018 Compared To 2017” and “2017 Compared To 2016” for additional details regarding the specific components of our operating results.

In 2018, our selling and administrative expenses include $7.0 million of costs associated with the retirement of our former chief executive officer and $3.5 million of costs associated with the settlement of our shareholder litigation matter, which is described in further detail in note 10 to the accompanying consolidated financial statements.

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

Operating Strategy

The core principle of our operating strategy has been to consistently re-evaluate the regularly shifting needs and wants of our core customer, Jennifer, to ensure that our customer value proposition stays current and relevant to her. This core principle applies to all aspects of our business, but particularly focuses on merchandising, marketing, and our customers’ shopping experience, which we believe represent the key drivers of our net sales. As a result of the continual re-evaluation process of our strategy, we have shifted our focus to what we call “ownable” or “winnable” merchandise categories, as we believe this is where Jennifer has given us the most latitude in providing her with merchandise that meets her needs and presents a surprise and delight factor in our stores. Our goal is to offer Jennifer affordable solutions in every season and category. Through our “ownable” and “winnable” merchandise categories, we are committed to offering product assortments that score highly in quality, brand, fashion, and value (“QBFV”) at a price tag Jennifer will love. She expects us to employ a friendly, customer-first mentality, which includes delivering a product assortment that meets her everyday needs and delivers exciting surprises that we intend to drive discretionary purchases.

In 2019, we expect to continue to review our operating strategy, and anticipate:

•	Earnings per diluted share to be $3.55 to $3.75, which excludes the impact of potential strategic review and transformation costs.

•	Comparable store sales increase in the low single digits.

•	Opening approximately 50 new stores and closing up to 45 stores.

•	Cash flow (operating activities less capital expenditures) of approximately $95 to $105 million.

•	Cash returned to shareholders of approximately $100 million, through our quarterly dividend program and the 2019 Repurchase Program.

Additional discussion and analysis of our financial performance and the assumptions and expectations upon which we are basing our guidance for our future results is set forth below under the caption “2018 Compared To 2017.”

Merchandising

We intend to achieve our goal of exceeding Jennifer’s expectations by offering quality product assortments and friendly solutions that align with our understanding of both her needs and her wants. We are committed to providing Jennifer value priced products with high levels of QBFV. Our operating strategy evaluates our product mix by focusing on downsizing, or potentially eliminating, those departments within our merchandise categories and product offerings that we believe Jennifer does not prioritize, does not believe we have the "right to play" in or where we believe we do not maintain a competitive advantage. Additionally, our operating strategy focuses on enhancing the assortment of those product offerings and departments within our merchandise categories that Jennifer has communicated to us are important to her shopping experience, and that we believe provide us with a competitive advantage. We have narrowed our focus to internally define our merchandise categories as “ownable” or “winnable,” and we plan to deepen our commitment to expanding our offerings in these areas. An “ownable” merchandise category is one where we believe Jennifer views us as a destination to shop for a tasteful assortment of products and affordable solutions. We believe that our value proposition and in-store execution differentiates us from the competition in our “ownable” categories. A “winnable” merchandise category is one where we believe the reliable value of our focused, trend-right assortment and/or closeout merchandise differentiates us from the competition when Jennifer shops for these key product offerings. We believe that our Furniture, Seasonal, Soft Home, Food, and Consumables merchandise categories are “ownable” or “winnable” and align our business with how our core customer shops our stores, while our Hard

Home and Electronics, Toys, & Accessories merchandise categories provide convenient adjacencies to our “ownable” or “winnable” categories.

We define our Furniture and Seasonal categories as “ownable”:

•
Our Furniture category primarily focuses on our core customer’s home furnishing needs, such as upholstery, mattresses, case goods, and ready-to-assemble. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, our in-store availability, and everyday value offerings. A significant majority of our offerings in this category consists of replenishable products sourced either from recognized brand-name manufacturers or sold under our own brands. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for us, which enables us to provide a high-quality product at a competitive price. Additionally, we believe our “buy today, take home today” practice of carrying in-stock inventory of our core furniture offerings, which allows Jennifer to take home her purchase at the end of her shopping experience, positively differentiates us from our competition. We encourage Jennifer to shop and buy us online anytime and anywhere, and we invite her into our stores to touch and feel the quality and comfort of our products. We believe that offering a focused assortment, which is displayed in furniture vignettes, provides Jennifer a solution for decorating her home when combined with our home décor offerings. Supplementing our merchandising and presentation strategies, we provide multiple third-party financing options for our customers who may be more challenged for approval in traditional credit channels. Our financing partners are solely responsible for the credit approval decisions and carry the financial risk.

•
Our Seasonal category is “ownable” in our patio furniture, gazebos, and Christmas trim departments. We believe we have a competitive advantage in this category by creating trend-right products with strong value proposition in our own brands. We believe our in-store shopping experience differentiates us from the competition. We have a large selection of samples assembled and displayed throughout the seasonal section of our store and have packaged the box stock so that it is very easy for Jennifer to purchase and take home. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. Additionally, our Seasonal category offers a mix of departments and products that complement her outdoor experience and holiday decorating desires. We continue to work with our vendors to expand our assortment to respond to Jennifer’s evolving wants and needs.

We define our Soft Home, Food, and Consumables categories as “winnable”:

•
Our Soft Home category is considered a “winnable” category, but has shown the potential to be an “ownable” category based on sales performance in areas such as bedding, bath, home fashion, and accents. Over the past few years, we have enhanced our assortment in Soft Home by allocating more selling space to the category to support a wider range of replenishable, fashion-based products. Our competitive advantage in Soft Home is centered around (1) a trend-right, focused assortment with improved quality and perceived value; and (2) our ability to furnish Jennifer’s home with the décor that compliments an in-store furniture purchase. We have worked to develop a “solutions” approach to complete a room through our cross-merchandising efforts, particularly color palette coordination, when combining our Soft Home offerings with our Furniture and Seasonal categories. This helps Jennifer envision how the product can work in her home and enhances our brand image.

•
Our Food and Consumables categories focus primarily on catering to Jennifer’s daily essentials by providing reliable value and consistency of product offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, production overruns, or marketing or packaging changes. We believe our vendor relationships, along with our size and financial strength, afford us these opportunities. To supplement our closeout business, we have focused on improving and expanding our “never out” product assortment to provide more consistency in those areas where Jennifer desires consistently available product offerings, such as over-the-counter medications. We believe that we have added top brands to our “never out” programs in Consumables and that our assortment and value proposition will continue to differentiate us in this highly competitive industry. In recent customer surveys, our customers have indicated they have a greater association of value in our Consumables assortment than our Food offerings, and as such, we are evaluating our mix and allocation between these merchandise categories.

We consider our Hard Home and Electronics, Toys, & Accessories as convenience categories:

•
We believe that our Hard Home and Electronics, Toys, & Accessories categories serve as convenient adjacencies to our “ownable” and “winnable” categories. Over the past few years, we have intentionally narrowed our assortments in these categories and re-allocated linear footage to the “ownable” and “winnable” categories. Our product assortments in these categories focus on value, and savings in comparison to competitors, in areas such as food prep, table top, home maintenance, small appliances, and electronics.

Our merchandising management team is aligned with our merchandise categories, and their primary goal is to increase our total company comparable store sales (“comp” or “comps”). Our review of the performance of the members of our merchandise management team focuses on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on growing our “ownable” and “winnable” merchandise categories, and managing contraction in our convenience categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers and implement more focused offerings within each merchandise category, which we believe will lead to continued comp growth.

Marketing

The top priority of our marketing activities is to increase our net sales and comps. Over the past few years, we have reviewed our brand identity to gain further insights into Jennifer’s perception of us and how best to improve the overall effectiveness of our marketing efforts. Our research has affirmed that Jennifer is deal-driven and comes to us for our value-priced merchandise assortment. She appreciates our ability to assist her in fashioning and furnishing her home so that she can enjoy the space with family and friends. We believe our strong price value perception and the surprise and delight factor in our stores enhances our ability to effectively connect with Jennifer in a way that lets her understand when shopping at Big Lots, she can afford to live Big, while saving Lots.

In an effort to align our messaging with the positive aspects of Jennifer’s perception of our brand, we have focused our marketing efforts on driving our value proposition in every season and category. We continue to increase our use of social and digital media outlets including conducting entire campaigns through these outlets (specifically on Facebook®, Instagram®, Pinterest®, Twitter®, and YouTube®) to drive an increased understanding of our value proposition with our core customer and to attempt to communicate that message to new potential customers. These outlets enable us to deliver our message directly to Jennifer and provide her with the opportunity to share direct feedback with us, which can enhance our understanding of what is most important to her and how we can improve the shopping experience in our stores.

Given our customer’s proficiency with mobile devices and digital media, we focus on communicating with her through those channels. We launched a new loyalty program, the BIG Rewards Program in November of 2017, to more effectively incentivize our loyal customers and encourage new membership by highlighting the significant features and benefits. Our new loyalty program rewards Jennifer with a coupon after every third purchase, a birthday surprise offer, and special rewards after large-ticket furniture purchases. We believe our BIG Rewards Program will help increase engagement with Jennifer and clearly communicate our offerings. At February 2, 2019, our BIG Rewards Program had over 17 million active members (defined as having made a purchase in the last 12 months) and we have a focused concerted efforts to grow the membership base in our Big Rewards Program in 2019.

In addition to electronic, social and digital media, our marketing communication efforts involve a mix of television advertising, printed ad circulars, and in-store signage. The primary goals of our television advertising are to promote our brand and, from time to time, promote products or special discounts in our stores. We have also shifted towards using more digital streaming media in concentrated markets of our stores, which allows us to connect deeper and more frequently with Jennifer. Our printed advertising circulars and our in-store signage initiatives focus on promoting our value proposition on our unique merchandise offerings.

Shopping Experience

In 2017, we introduced a new in-store shopping experience with our “Store of the Future” concept, which more deeply incorporates our brand identity and seeks to enhance the way Jennifer shops our stores, including:

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

•
Highlighting our focus on the community and local events. The wall behind the check-out counter thanks Jennifer for shopping us. We personalized the signage throughout the store and back room to reflect our friendly and community-oriented values.

See “Real Estate” below for the projected roll-out schedule for the Store of the Future concept.

In addition to implementing our Store of the Future concept, we are also reviewing cross-category presentation opportunities through the lens of “life’s occasions,” where we display our product offerings in a solution format, with items from various departments placed in vignettes to promote occasions, such as fall tailgating. The intent of these cross-category presentations is to demonstrate the breadth and value of products that we offer to Jennifer in one convenient experience. Our expectation is to re-introduce Jennifer to the “treasure” that we offer, while removing the challenges of the “hunt” from the experience.

In addition to our efforts to improve the in-store shopping experience, we continue to focus on improving our e-commerce platform. Our integrated e-commerce platform has offered a narrowed assortment of our in-store offerings. In 2017, we began offering expanded fabric and color options on select products on our e-commerce platform in our Furniture and Seasonal categories, including items only available online. In 2019, we intend to integrate our in-store experience and our e-commerce platform by launching our “buy on-line, pick-up in store” solution. Jennifer will be able to identify and purchase products on-line for easy pick-up in one of our stores. Additionally, we expect to expand our on-line assortment to offer a broader assortment of goods for a more complete shopping experience.

Lastly, we continue to offer a private label credit card and our Easy Leasing lease-to-own solutions for customer financing and a coverage/warranty program, focused on our Furniture and Seasonal merchandise categories, to round out Jennifer’s experience. Our private label credit card provides access to revolving credit, through a third party, for use on both larger ticket items and daily purchases. Our Easy Leasing lease-to-own program provides a single use opportunity for access to third-party financing. Our coverage/warranty program provides a method for obtaining multi-year warranty coverage for furniture and our living purchases.

Real Estate

Historically, we have determined that our average store size of approximately 22,000 selling square feet is appropriate for us to provide our core customer with a positive shopping experience and properly present a representative assortment of merchandise categories that our core customer finds meaningful. After studying our store design and layout in relation to the changing retail landscape and needs of our core customers and testing certain design and layout revisions, we rolled-out our Store of the Future layout to two geographic test markets in 2017. In 2018, we began the chain-wide conversion to our Store of the Future layout and converted 164 stores through either remodels or new openings. Currently, we intend to convert the majority of the remainder of our store fleet over approximately the next three years. As we increase our capital investment in our stores, we have collaborated with our landlords to negotiate longer lease terms and renewal options.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 224 store leases that will expire in 2019. During 2019, we anticipate opening approximately 50 new stores and closing up to 45 of our existing locations. The majority of these closings will involve the relocation of stores to improved locations within the same local market, with the balance resulting from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market. For our remaining store locations with fiscal 2019 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment.

2018 COMPARED TO 2017

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2018 compared to 2017 were as follows:

(In thousands)	2018		2017		Change		Comps
Furniture	$1,289,133	24.6%	$1,236,737	23.5%	$52,396	4.2%	5.4%
Soft Home	826,313	15.8	789,596	15.0	36,717	4.7	6.6
Consumables	799,038	15.3	822,533	15.6	(23,495)	(2.9)	(0.4)
Food	782,988	14.9	818,387	15.5	(35,399)	(4.3)	(2.0)
Seasonal	765,619	14.6	765,674	14.5	(55)	—	1.1
Hard Home	407,596	7.8	428,788	8.2	(21,192)	(4.9)	(3.0)
Electronics, Toys, & Accessories	367,418	7.0	402,647	7.7	(35,229)	(8.7)	(7.4)
Net sales	$5,238,105	100.0%	$5,264,362	100.0%	$(26,257)	(0.5)%	1.2%

We periodically assess and make minor adjustments to our product hierarchy, which can impact the roll-up to our merchandise categories. Our financial reporting process utilizes the most current product hierarchy in reporting net sales by merchandise category for all periods presented. Therefore, there may be minor reclassifications of net sales by merchandise category compared to previously reported amounts.

Net sales decreased $26.3 million, or 0.5%, to $5,238.1 million in 2018, compared to $5,264.4 million in 2017. The decrease in net sales was principally due to fiscal 2017 consisting of 53 weeks and fiscal 2018 consisting of 52 weeks, which decreased net sales by $69.1 million. The fiscal week difference was partially offset by a 1.2% increase in comps, which increased net sales by $62.3 million. The decrease in net sales was also affected by the net decrease of 15 stores since the end of 2017, which decreased net sales by approximately $19.5 million.

Our “ownable” Furniture and Seasonal merchandise categories and our “winnable” Soft Home merchandise category generated positive comps:

•
Soft Home experienced increases in net sales and comps which were primarily driven by continued improvement in the product assortment, quality, and perceived value by our customers, particularly in our flooring, home decor, and bath departments, as well as increased selling space.

•
The Furniture category experienced increased net sales and comps during 2018, primarily driven by improved trends from newness in styles and color options throughout the sequential quarters in all departments, which was aided by the continued positive impact of our Easy Leasing lease-to-own program and our third-party, private label credit card offering.

•	The positive comps in our Seasonal category were primarily the result of positive results in fall fashion assortments as well as late season promotional strength in our lawn & garden department.

The positive comps in our Soft Home, Furniture, and Seasonal merchandise categories were partially offset by negative comps in our Consumables, Food, Hard Home and Electronics, Toys, & Accessories merchandise categories:

•
Consumables experienced a slight decline in comps as close-out availability constrained net sales, partially offset by our efforts to expand our “never-out” brand-name offerings, particularly in our housekeeping department.

•
The Food category continued to experience decreased net sales and comps as price competition from the largest grocery store chains continues to weigh negatively on this category. This price competition has muted our ability to communicate and demonstrate our value proposition in this category as well as we have been able to do in the past.

•	The negative comps and decreased net sales in Hard Home and Electronics, Toys, & Accessories resulted from an intentionally narrowed merchandise assortment to support growth of “ownable” categories.

For 2019, we expect net sales to increase in the low single digits compared to 2018, which is based on an anticipated increase in comps in the low single digits. We expect comps above the company average in our Furniture, Soft Home and Seasonal categories, driven by continued focus on these “ownable” and “winnable” categories. We anticipate Consumables should see net sales trend improvement during the year due to higher focus and presentation in our stores. We are planning comps below the company average in our Hard Home and Electronics, Toys, & Accessories categories, due to the convenience nature and narrowed product assortments, and our Food category as we further refine our product offering and space allocation.

Gross Margin
Gross margin dollars decreased $20.5 million, or 1.0%, to $2,121.9 million in 2018, compared to $2,142.4 million in 2017.  The decrease in gross margin dollars was primarily due to the decrease in net sales, which decreased gross margin dollars by approximately $10.7 million, along with a lower gross margin rate, which decreased gross margin dollars by approximately $9.8 million. Gross margin as a percentage of net sales, or gross margin rate, decreased 20 basis points to 40.5% in 2018 compared to 40.7% in 2017. The gross margin rate decrease was the result of a higher overall markdown rate, partially offset by a higher initial mark-up, driven by favorable product costs and a lower shrink rate. Our higher markdown rate was driven by slower early season selling of our summer, lawn & garden, and Christmas trim departments that required increased end of season promotions.

For 2019, we expect our gross margin rate to be up slightly compared to 2018, which is driven by continued sales growth in our higher margin “ownable” and “winnable” categories, an improved initial mark-up, and a lower shrink rate.

Selling and Administrative Expenses
Selling and administrative expenses were $1,778.4 million in 2018, compared to $1,724.0 million in 2017.  The increase of $54.4 million, or 3.2%, was primarily due to $7.0 million in costs associated with the retirement of our former chief executive officer, $3.5 million in charges associated with the settlement of our shareholder and derivative litigation matters that were initially filed in 2012, and increases in distribution and outbound transportation costs of $19.0 million, store-related occupancy costs of $11.7 million, store-related payroll of $9.8 million, $4.6 million in non-payroll costs associated with our Store of the Future project, and corporate headquarters occupancy expense of $4.6 million, partially offset by decreases in accrued bonus of $10.9 million. Our former chief executive officer separated from service and retired during the first quarter of 2018, entitling him to certain separation benefits. The rise in distribution and outbound transportation costs was a result of higher carrier rates, an increase in fuel prices, and investment in our distribution center associate wage rates in 2018 compared to 2017. The increase in store occupancy costs was due to normal renewals of our leased properties, growth in the average store size for our new stores, and pre-opening rents associated with leases we purchased from a bankrupt retailer. Store-related payroll increased mainly due to our investment in the average wage rate, along with additional payroll costs associated with our Store of the Future remodel activity in certain markets, partially offset by a net decrease of 15 stores since the end of 2017. The non-payroll Store of the Future project costs include incurred costs related to supplies, in-store displays, and travel to support the completion of each location, which are not included in the capitalized construction costs. Our corporate headquarters occupancy expense increase was driven principally by the commencement of the lease for our new headquarters, compared to 2017 when we operated in an owned facility. Accrued bonus expense decreased due to lower performance in 2018 relative to our annual operating plan as compared to 2017 performance related to our annual operating plan.

As a percentage of net sales, selling and administrative expenses increased by 130 basis points to 34.0% in 2018 compared to 32.7% in 2017. Our future selling and administrative expense as a percentage of net sales depends on many factors, including our level of net sales, our ability to implement additional efficiencies, principally in our store and distribution center operations, and fluctuating commodity prices, such as diesel fuel, which directly affects our outbound transportation cost.

For 2019, selling and administrative expenses as a percentage of net sales are expected to increase from 2018. Specifically, we anticipate selling and administrative expenses as a percentage of net sales will increase due to further investment in our store associate-related costs, including wages, an increase in costs to support our increased investments in our Store of the Future initiative, transition costs associated with moving our California distribution center, an increase in incentive compensation costs due to the absence of corporate bonuses in 2018, and, lastly, increased occupancy costs, including the impacts of the new lease accounting standard. We expect to implement certain cost reduction initiatives in 2019, and beyond, to partially offset the previously noted expense drivers.

Depreciation Expense
Depreciation expense increased $7.9 million to $125.0 million in 2018 compared to $117.1 million in 2017. The increase was primarily driven by our investment in our Store of the Future remodels. Depreciation expense as a percentage of net sales increased by 20 basis points compared to 2017.

For 2019, we expect capital expenditures to be approximately $260 million to $270 million, which is an increase compared to 2018 when capital expenditures were approximately $232 million. The expected increase in capital expenditures is driven by our continued investments in strategic initiatives to support future growth including a larger investment in the Store of the Future project as more stores will be remodeled in 2019 than in 2018, and our final significant investment in equipment for our new distribution center in California. Our 2019 expectations also include maintenance capital for our stores, distribution centers, and corporate offices, and investments in the construction costs associated with opening 50 new stores. Based on our level of investment in 2018 and our anticipated level of capital expenditures in 2019, we expect 2019 depreciation expense to be approximately $155 million, compared to $125 million in 2018.

Operating Profit
Operating profit was $218.5 million in 2018 compared to $301.4 million in 2017. The decrease in operating profit was primarily driven by the items discussed in the “Net Sales,” “Gross Margin,” “Selling and Administrative Expenses,” and “Depreciation Expense” sections above. In summary, operating profit was driven by decreases in sales and gross margin rate, coupled with increases in selling and administrative expenses and depreciation expense. Additionally, operating profit was negatively impacted by the absence of the 53rd week in 2018.

Interest Expense
Interest expense increased $3.6 million, to $10.3 million in 2018 compared to $6.7 million in 2017.  The increase was primarily driven by an increase in our average interest rate on our revolving debt and total average borrowings. The average interest rate on our revolving debt was impacted by increases in the LIBOR rate, as our 2011 Credit Agreement and 2018 Credit Agreement are both variable based on LIBOR. We had total average borrowings (including capital leases) of $320.1 million in 2018 compared to total average borrowings of $241.5 million in 2017. The increase in our average borrowings (including capital leases) was driven by an increase of $83.4 million to our average revolving debt balance in 2018 as compared to 2017. The increase in our average revolving debt balance was driven by lower than expected cash flows from operating activities, principally resulting from lower than anticipated net sales in 2018 and an increase in purchases of inventory in late 2018 in order to mitigate potential tariff cost impacts, and increased investments in capital expenditures.

Other Income (Expense)
Other income (expense) was $(0.6) million in 2018, compared to $0.7 million in 2017. The change from 2017 to 2018 was related to our diesel fuel hedging contracts, driven by a change in pricing trends for diesel fuel formed contracts.

Income Taxes
Our effective income tax rate in 2018 and 2017 was 24.4% and 35.7%, respectively. The net decrease in our effective rate was principally driven by the following:

•
The lower rate on 2018 taxable income due to the enactment of federal legislation on December 22, 2017 commonly referred to as the Tax Cut and Jobs Act (“TCJA”) that resulted in a lower 2018 U.S. federal rate compared to the blended 2017 U.S. federal rate;

•	The absence of the impact of the net deferred tax expense related to the TCJA corporate income tax rate reduction on our net deferred tax assets during 2017; and

•	An increase in favorable state income tax settlements.

Lastly, the effective income tax rate decrease was partially offset by a shift from generating net excess tax benefits associated with the settlement of share-based payment awards in 2017 to experiencing net tax deficiencies associated with share-based payment awards in 2018 and an increase in nondeductible expenses primarily associated with enacted law changes in the TCJA.

2017 COMPARED TO 2016

Net Sales
Net sales by merchandise category, in dollars and as a percentage of total net sales, net sales change in dollars and percentage, and comps from 2017 compared to 2016 were as follows:

(In thousands)	2017		2016		Change		Comps
Furniture	$1,236,737	23.5%	$1,195,365	23.0%	$41,372	3.5%	1.8%
Consumables	822,533	15.6	817,747	15.7	4,786	0.6	(0.2)
Food	818,387	15.5	824,414	15.9	(6,027)	(0.7)	(1.8)
Soft Home	789,596	15.0	750,814	14.5	38,782	5.2	4.2
Seasonal	765,674	14.5	738,756	14.2	26,918	3.6	3.6
Hard Home	428,788	8.2	437,575	8.4	(8,787)	(2.0)	(2.5)
Electronics, Toys, & Accessories	402,647	7.7	429,324	8.3	(26,677)	(6.2)	(7.8)
Net sales	$5,264,362	100.0%	$5,193,995	100.0%	$70,367	1.4%	0.4%

Net sales increased $70.4 million, or 1.4%, to $5,264.4 million in 2017, compared to $5,194.0 million in 2016. The increase in net sales was principally due to an extra week of sales, as 2017 had 53 weeks, which increased net sales by $69.1 million, coupled with a 0.4% increase in comps, which increased net sales by $18.9 million. The increases in net sales were partially offset by the net decrease of 16 stores since the end of 2016, which decreased net sales by $17.4 million.

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

Gross Margin
Gross margin dollars increased $43.0 million, or 2.0%, to $2,142.4 million in 2017, compared to $2,099.4 million in 2016.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by approximately $28.5 million along with a higher gross margin rate, which increased gross margin dollars by approximately $14.5 million. Gross margin as a percentage of net sales increased 30 basis points to 40.7% in 2017 compared to 40.4% in 2016. The gross margin rate increase was the result of a higher initial mark-up, driven by favorable cumulative inbound freight costs and lower product costs, and a lower shrink rate, partially offset by a higher overall markdown rate.

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

Capital Resources and Liquidity

On August 31, 2018, we entered into the 2018 Credit Agreement which provides for a $700 million five-year unsecured credit facility and replaces our prior credit facility entered into in July 2011 and most recently amended in May 2015 (“2011 Credit Agreement”). The 2018 Credit Agreement expires on August 31, 2023.  Borrowings under the 2018 Credit Agreement are available for general corporate purposes and working capital.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the Synthetic Lease.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At February 2, 2019, we were in compliance with the covenants of the 2018 Credit Agreement.

We use the 2018 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, dividends, share repurchase programs, and other expenditures. In addition, we use the 2018 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2018 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2018, our total indebtedness (outstanding borrowings and letters of credit) under the 2018 Credit Agreement peaked at approximately $536 million in November.  At February 2, 2019, we had $374.1 million in outstanding borrowings under the 2018 Credit Agreement and $320.9 million in borrowings available under the 2018 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.0 million.  The increase in our outstanding borrowings was driven by lower than expected cash flows from operating activities, principally resulting from lower than anticipated net sales in 2018 and an increase in purchases of inventory in late 2018 in order to mitigate potential tariff cost impacts. Working capital was $489.4 million at February 2, 2019.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.

Whenever our liquidity position requires us to borrow funds under the 2018 Credit Agreement, we typically repay and/or borrow on a daily basis. The daily activity is a net result of our liquidity position, which is generally driven by the following components of our operations: (1) cash inflows such as cash or credit card receipts collected from stores for merchandise sales and other miscellaneous deposits; and (2) cash outflows such as check clearings, wire transfers and other electronic transactions for the acquisition of merchandise, payment of capital expenditures, and payment of payroll and other operating expenses, income and other taxes, employee benefits, and other miscellaneous disbursements.

On March 7, 2018, our Board of Directors authorized a share repurchase program providing for the repurchase of $100 million of our common shares (“2018 Repurchase Program”). During 2018, we exhausted this program by purchasing approximately 2.4 million of our outstanding common shares at an average price of $42.11.

On March 6, 2019, our Board of Directors authorized a share repurchase program providing for the repurchase of $50 million of our common shares (the “2019 Repurchase Program”). Pursuant to the 2019 Repurchase Program, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2019 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2019 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations and by drawing on the 2018 Credit Agreement.

In 2018, we declared and paid four quarterly cash dividends of $0.30 per common share for a total paid amount of approximately $50.6 million.

In March 2019, our Board declared a quarterly cash dividend of $0.30 per common share payable on April 5, 2019 to shareholders of record as of the close of business on March 22, 2019.

The following table compares the primary components of our cash flows from 2018 to 2017:

(In thousands)	2018	2017	Change
Net cash provided by operating activities	$234,060	$250,368	$(16,308)
Net cash used in investing activities	(376,473)	(156,508)	(219,965)
Net cash provided by (used in) financing activities	$137,271	$(93,848)	$231,119

Cash provided by operating activities decreased by $16.3 million to $234.1 million in 2018 compared to $250.4 million in 2017.  The decrease was primarily driven by our decision to accelerate our inventory purchases to mitigate tariff cost exposure which resulted in an increase in cash outflow associated with inventories of $82.7 million, as well as a decrease in net income of $32.9 million and a decrease in deferred income taxes of $27.2 million. The decrease in conversion of our deferred tax asset to offset cash tax payments was a byproduct of our effort in 2017 to utilize as much of our deferred tax assets as possible prior to the federal income tax rate change associated with the TCJA, and the absence of the write-off of deferred tax assets associated with the change in federal tax rate. Partially offsetting this decrease was a change in our accounts payable, which increased our cash provided by operating activities by $95.0 million.

Cash used in investing activities increased by $220.0 million to $376.5 million in 2018 compared to $156.5 million in 2017.  The increase was driven by a $113.3 million increase in assets acquired under synthetic lease to $128.9 million in 2018 compared to $15.6 million in 2017, as well as an increase of $89.7 million in capital expenditures to $232.4 million in 2018 from $142.7 million in 2017. The increase in assets acquired under synthetic lease was driven by a full year of construction on our new distribution center in Apple Valley, California in 2018 compared to two months of construction in 2017. The increase in capital expenditures was driven by our increased investment in our Store of the Future remodels and new store openings, and fixtures and equipment for our new California distribution center and new corporate office. Additionally, we acquired intangible assets associated with the Broyhill trademark during 2018 for $15.8 million.

Cash provided by financing activities increased by $231.1 million to $137.3 million in 2018 compared to $93.8 million in cash used in financing activities in 2017. The increase was primarily driven by a $113.3 million increase in the proceeds from synthetic lease to $128.9 million in 2018 from $15.6 million in 2017, an increase in net borrowings under our bank credit facility of $80.9 million to $174.3 million in 2018 compared to $93.4 million in 2017, and a $54.0 million decrease in payments for treasury shares acquired to $111.8 million in 2018 from $165.8 million in 2017. In addition, we received $9.9 million less in proceeds from the exercise of stock options in 2018 compared to 2017.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations. On a consolidated basis, we expect cash provided by operating activities less capital expenditures to be approximately $95 to $105 million in 2019; and we intend to distribute approximately $100 million to shareholders through the 2019 Repurchase Program and quarterly dividend payments.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 2, 2019:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Obligations under bank credit facility (2)	$374,884	$784	$—	$374,100	$—
Operating lease obligations (3) (4)	1,679,983	369,008	588,935	347,325	374,715
Capital lease obligations (4)	170,958	9,050	20,540	13,504	127,864
Purchase obligations (4) (5)	741,502	622,037	95,563	23,381	521
Other long-term liabilities (6)	62,299	9,329	10,325	9,544	33,101
Total contractual obligations	$3,029,626	$1,010,208	$715,363	$767,854	$536,201

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

(2)
Obligations under the bank credit facility consist of the borrowings outstanding under the 2018 Credit Agreement, and the associated accrued interest of $0.8 million. In addition, we had outstanding letters of credit totaling $55.9 million at February 2, 2019. Approximately $53.8 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For a further discussion, see note 3 to the accompanying consolidated financial statements. The remaining $2.1 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligation.

(3)
Operating lease obligations include, among other items, leases for retail stores, offices, and certain computer and other business equipment. The future minimum commitments for retail store and office operating leases are $1,319.2 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $360.8 million at February 2, 2019. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data.

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

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $401.4 million, the entirety of which represents obligations due within one year of February 2, 2019. In addition, we have purchase commitments for future inventory purchases totaling $1.3 million at February 2, 2019. While we are not required to meet any periodic minimum purchase requirements under this commitment, we have included, for purposes of this tabular disclosure, the value of the purchases that we anticipate making during each of the reported periods as purchases that will count toward our fulfillment of the aggregate obligation. The remaining $338.9 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $31.8 million for obligations related to our nonqualified deferred compensation plan, $25.1 million for a charitable commitment, and $3.4 million for unrecognized tax benefits. We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have committed to make a $40.0 million charitable donation over a 10-year period, and we have a remaining obligation of $25.1 million over the next eight years. We have included unrecognized tax benefits of $2.6 million for payments expected in 2019 and $0.8 million of timing-related income tax uncertainties anticipated to reverse in 2019. Unrecognized tax benefits in the amount of $13.4 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments.

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

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price at or near the end of the reporting period. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear slow-moving inventory and the estimated allowance for shrinkage, which may impact the ending inventory valuation and current or future gross margin. These estimates are based on historical experience and current information.

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

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2019, the majority of these counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward shrink accrual rates are established based on historical results at the individual store level. Thus, the shrink accrual rates will be adjusted throughout the January to June inventory cycle based on actual results. At February 2, 2019, a 10% difference in our shrink reserve would have affected gross margin, operating profit and income before income taxes by approximately $3.0 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

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

In 2018 or 2017, we did not identify any stores with impairment risk indicators as a result of our annual store impairment tests. As such, we did not recognize any store impairment charges in 2018 or 2017. In 2016, we identified one store with impairment indicators and recognized an impairment charge of $0.1 million.

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

Share-Based Compensation
We currently grant non-vested restricted stock units and performance share units (“PSUs”) to our employees under shareholder approved incentive plans. Additionally, we have granted stock options and non-vested restricted stock awards in prior years. Share-based compensation expense was $26.3 million, $27.8 million, and $33.0 million in 2018, 2017, and 2016, respectively. Future share-based compensation expense for non-vested restricted stock units depends on the future number of awards granted, fair value of our common shares on the grant date, and the estimated vesting period. Future share-based compensation expense for PSUs is dependent upon the future number of awards issued, the estimated vesting period, the grant date of the award which may vary from the issuance date, financial results relative to the targets established for each fiscal year within the three-year performance period, and potentially other estimates, judgments and assumptions used in arriving at the fair value of PSUs. Future share-based compensation expense related to non-vested restricted stock units and PSUs may vary materially from the currently amortizing awards.

Compensation expense for non-vested restricted stock units is recorded over the contractual vesting period based on our expectation of achieving the performance criteria. We monitor the achievement of the performance criteria at each reporting period.

We issued PSUs to certain employees in 2016, 2017, and 2018. The PSUs issued in 2016, 2017, and 2018 were structured to reflect specific shareholder feedback and are based on a three-year financial performance period and are payable to associates at the end of the third year assuming certain financial performance metrics are achieved. Those financial metrics include earnings per share (“EPS”) and return on invested capital (“ROIC”). Financial performance targets (for both EPS and ROIC) are established by the Compensation Committee of our Board of Directors at the beginning of each fiscal year based on our approved operating plan. From an accounting perspective, a grant date will be deemed to be established when all financial targets are determined, which occurred in March 2018 for the PSUs issued in 2016, and is estimated to occur in March 2019 and March 2020 for the PSUs issued in 2017 and 2018, respectively. Compensation expense for the PSUs will be recorded (1) based on fair value of the award on the grant date and the estimated achievement of financial performance objectives, and (2) on a straight-line basis from the grant date, which may vary from the issuance date, through the end of the performance period. Accordingly, based on this accounting treatment, there was no expense recognized in fiscal 2016 or fiscal 2017 related to the PSUs issued in 2016. On March 6, 2018, the Compensation Committee established the 2018 performance targets, which established the grant date, and, therefore, the fair value of the PSUs issued in 2016. We monitored the estimated achievement of the financial performance objectives at each reporting period end and adjusted the estimated expense on a cumulative basis. In 2018, we recognized $14.9 million in share-based compensation expense related to the PSUs issued in 2016. In 2017, we recognized $15.4 million in share-based compensation expense related to the PSUs issued in 2015. In 2016, we recognized $17.5 million in share-based compensation expense related to the PSUs issued in 2014.

At February 2, 2019, PSUs issued and outstanding were as follows:

Issue Year	Outstanding PSUs at February 2, 2019	Actual Grant Date	Expected Valuation (Grant) Date
2016	282,083	March 2018
2017	222,323		March 2019
2018	239,925		March 2020
Total	744,331

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

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive to the beginning of the fiscal year), subsequent recognition, de-recognition and/or measurement of an uncertain tax benefit, changes in deferred tax asset valuation allowances and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates, such as the TCJA. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

We evaluate our ability to recover our deferred tax assets within the jurisdiction from which they arise. We consider all available positive and negative evidence including recent financial results, projected future pretax income and tax planning strategies (when necessary). This evaluation requires us to make assumptions that require significant judgment about the forecasts of future pretax accounting income. The assumptions that we use in this evaluation are consistent with the assumptions and estimates used to develop our consolidated operating financial plans. If we determine that a portion of our deferred tax assets, which principally represent expected future deductions or benefits, are not likely to be realized, we recognize a valuation allowance for our estimate of these benefits which we believe are not likely recoverable. Additionally, changes in tax laws, apportionment of income for state and local tax purposes, and rates could also affect recorded deferred tax assets.

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

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at February 2, 2019 would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $7 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value, using a 3.5% discount rate, while other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $2.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2018 Credit Agreement that we make from time to time. We had borrowings of $374.1 million under the 2018 Credit Agreement at February 2, 2019. An increase of 1% in our variable interest rate on our investments and estimated future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $3.2 million.

Risks Associated with Derivative Instruments
We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At February 2, 2019, we had outstanding derivative instruments, in the form of collars, covering 7.2 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2019	3,600	3,600	$(31)
2020	2,400	2,400	(444)
2021	1,200	1,200	(210)
Total	7,200	7,200	$(685)

Additionally, at February 2, 2019, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended February 2, 2019, of the Company and our report dated April 2, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
April 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
April 2, 2019

We have served as the Company’s auditor since 1989.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	2018	2017	2016
Net sales	$5,238,105	$5,264,362	$5,193,995
Cost of sales (exclusive of depreciation expense shown separately below)	3,116,210	3,121,920	3,094,576
Gross margin	2,121,895	2,142,442	2,099,419
Selling and administrative expenses	1,778,416	1,723,996	1,730,956
Depreciation expense	124,970	117,093	120,460
Operating profit	218,509	301,353	248,003
Interest expense	(10,338)	(6,711)	(5,091)
Other income (expense)	(558)	712	1,387
Income before income taxes	207,613	295,354	244,299
Income tax expense	50,719	105,522	91,471
Net income	$156,894	$189,832	$152,828

Earnings per common share:
Basic	$3.84	$4.43	$3.37
Diluted	$3.83	$4.38	$3.32

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	2018	2017	2016
Net income	$156,894	$189,832	$152,828
Other comprehensive income:
Amortization of pension, net of tax benefit of $0, $0, and $(886), respectively	—	—	1,355
Valuation adjustment of pension, net of tax benefit of $0, $0, and $(9,556), respectively	—	—	14,622
Total other comprehensive income	—	—	15,977
Comprehensive income	$156,894	$189,832	$168,805

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$46,034	$51,176
Inventories	969,561	872,790
Other current assets	112,408	98,007
Total current assets	1,128,003	1,021,973
Property and equipment - net	822,338	565,977
Deferred income taxes	8,633	13,986
Other assets	64,373	49,790
Total assets	$2,023,347	$1,651,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396,903	$351,226
Property, payroll, and other taxes	75,317	80,863
Accrued operating expenses	99,422	72,013
Insurance reserves	38,883	38,517
Accrued salaries and wages	26,798	39,321
Income taxes payable	1,237	7,668
Total current liabilities	638,560	589,608
Long-term obligations	374,100	199,800
Deferred rent	60,700	58,246
Insurance reserves	54,507	55,015
Unrecognized tax benefits	14,189	14,929
Synthetic lease obligation	144,477	15,606
Other liabilities	43,773	48,935
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 40,042 shares and 41,925 shares, respectively	1,175	1,175
Treasury shares - 77,453 shares and 75,570 shares, respectively, at cost	(2,506,086)	(2,422,396)
Additional paid-in capital	622,685	622,550
Retained earnings	2,575,267	2,468,258
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	693,041	669,587
Total liabilities and shareholders’ equity	$2,023,347	$1,651,726

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance - January 30, 2016	49,101	$1,175	68,394	$(2,063,091)	$588,124	$2,210,239	$(15,977)	$720,470
Comprehensive income	—	—	—	—	—	152,828	15,977	168,805
Dividends declared ($0.84 per share)	—	—	—	—	—	(39,749)	—	(39,749)
Purchases of common shares	(5,685)	—	5,685	(254,304)	—	—	—	(254,304)
Exercise of stock options	573	—	(573)	17,834	3,822	—	—	21,656
Restricted shares vested	252	—	(252)	7,649	(7,649)	—	—	—
Performance shares vested	13	—	(13)	394	(394)	—	—	—
Tax benefit from share-based awards	—	—	—	—	510	—	—	510
Share activity related to deferred compensation plan	—	—	—	3	6	—	—	9
Other	5	—	(5)	136	68	—	—	204
Share-based employee compensation expense	—	—	—	—	33,029	—	—	33,029
Balance - January 28, 2017	44,259	1,175	73,236	(2,291,379)	617,516	2,323,318	—	650,630
Comprehensive income	—	—	—	—	—	189,832	—	189,832
Dividends declared ($1.00 per share)	—	—	—	—	—	(44,746)	—	(44,746)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	—	95
Purchases of common shares	(3,437)	—	3,437	(165,757)	—	—	—	(165,757)
Exercise of stock options	304	—	(304)	9,659	2,053	—	—	11,712
Restricted shares vested	368	—	(368)	11,562	(11,562)	—	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—	—
Share activity related to deferred compensation plan	—	—	—	(4)	—	—	—	(4)
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	27,825	—	—	27,825
Balance - February 3, 2018	41,925	1,175	75,570	(2,422,396)	622,550	2,468,258	—	669,587
Comprehensive income	—	—	—	—	—	156,894	—	156,894
Dividends declared ($1.20 per share)	—	—	—	—	—	(49,885)	—	(49,885)
Purchases of common shares	(2,635)	—	2,635	(107,830)	(3,920)	—	—	(111,750)
Exercise of stock options	43	—	(43)	1,395	464	—	—	1,859
Restricted shares vested	413	—	(413)	13,271	(13,271)	—	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—	—
Share activity related to deferred compensation plan	—	—	—	(1)	2	—	—	1
Other	—	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	26,335	—	—	26,335
Balance - February 2, 2019	40,042	$1,175	77,453	$(2,506,086)	$622,685	$2,575,267	$—	$693,041

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2018	2017	2016
Operating activities:
Net income	$156,894	$189,832	$152,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,025	106,004	108,315
Deferred income taxes	5,353	32,578	(9,171)
Non-cash share-based compensation expense	26,335	27,825	33,029
Excess tax benefit from share-based awards	—	—	(1,111)
Non-cash impairment charge	141	—	100
Loss (gain) on disposition of property and equipment	732	483	(2,899)
Unrealized loss (gain) on fuel derivatives	1,075	(1,398)	(3,657)
Pension expense, net of contributions	—	—	6,644
Change in assets and liabilities:
Inventories	(96,772)	(14,100)	(8,707)
Accounts payable	45,677	(49,269)	18,217
Current income taxes	(14,108)	(26,368)	12,391
Other current assets	(7,055)	(12,144)	34
Other current liabilities	(11,637)	(15,342)	(4,789)
Other assets	1,985	(9,335)	(3,976)
Other liabilities	11,415	21,602	14,677
Net cash provided by operating activities	234,060	250,368	311,925
Investing activities:
Capital expenditures	(232,402)	(142,745)	(89,782)
Cash proceeds from sale of property and equipment	519	1,854	5,061
Assets acquired under synthetic lease	(128,872)	(15,606)	—
Payments for purchase of intangible assets	(15,750)	—	—
Other	32	(11)	20
Net cash used in investing activities	(376,473)	(156,508)	(84,701)
Financing activities:
Net proceeds from borrowings under bank credit facility	174,300	93,400	44,100
Payment of capital lease obligations	(3,908)	(4,134)	(4,514)
Dividends paid	(50,608)	(44,671)	(38,466)
Proceeds from the exercise of stock options	1,859	11,712	21,656
Excess tax benefit from share-based awards	—	—	1,111
Payment for treasury shares acquired	(111,750)	(165,757)	(254,304)
Proceeds from synthetic lease	128,872	15,606	—
Deferred bank credit facility fees paid	(1,495)	—	—
Other	1	(4)	213
Net cash provided by (used in) financing activities	137,271	(93,848)	(230,204)
(Decrease) increase in cash and cash equivalents	(5,142)	12	(2,980)
Cash and cash equivalents:
Beginning of year	51,176	51,164	54,144
End of year	$46,034	$51,176	$51,164

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a discount retailer in the United States (“U.S.”).  At February 2, 2019, we operated 1,401 stores in 47 states and an e-commerce platform. We are dedicated to friendly service, trustworthy value, and affordable solutions in every season and category – furniture, food, décor, and more. We exist to provide a better shopping experience for our customers by providing great savings on value-priced merchandise, which includes tasteful and “trend-right” import merchandise, consistent and replenishable “never out” offerings, and brand-name closeouts.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2018 (“2018”) was comprised of the 52 weeks that began on February 4, 2018 and ended on February 2, 2019.  Fiscal year 2017 (“2017”) was comprised of the 53 weeks that began on January 29, 2017 and ended on February 3, 2018.  Fiscal year 2016 (“2016”) was comprised of the 52 weeks that began on January 31, 2016 and ended on January 28, 2017.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than five days, and at February 2, 2019 and February 3, 2018, totaled $23.6 million and $27.0 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income, until realized. We did not own any held-to-maturity or available-for-sale securities as of February 2, 2019 and February 3, 2018.

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

Property and Equipment - Net
Depreciation and amortization expense of property and equipment are recorded on a straight‑line basis using estimated service lives. The estimated service lives of our depreciable property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 years
Store fixtures and equipment	3 - 7 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	3 - 5 years
Computer software costs	5 - 8 years
Company vehicles	3 years

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. Because many initial lease terms range from five to ten years and the majority of our lease options have a term of five years, we estimate the useful life of leasehold improvements at five years. This amortization period is reasonably consistent with the amortization period for any lease incentives that we would typically receive when initially entering into a new lease that are recognized as deferred rent and amortized over the initial lease term.

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

Intangible Assets
During the fourth quarter of 2018, we acquired the Broyhill trademark and trade name for $15.8 million. This trademark and trade name have indefinite lives, which will be tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. We will estimate the fair value of these intangible assets based on an income approach. We would recognize an impairment charge if the estimated fair value of the intangible asset becomes less than the carrying value.

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

Commitments and Contingencies
We are subject to various claims and contingencies including legal actions and other claims arising out of the normal course of business. In connection with such claims and contingencies, we estimate the likelihood and amount of any potential obligation, where it is possible to do so, using management's judgment. Management uses various internal and external specialists to assist in the estimating process. We accrue a liability if the likelihood of a loss is probable and the amount is estimable. If the likelihood of a loss is only reasonably possible (as opposed to probable), or if it is probable but an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to our consolidated financial statements and no accrual is made.

Revenue Recognition
We recognize sales revenue at the time the customer takes possession of the merchandise (i.e., the point at which we transfer the goods). Sales are recorded net of discounts (i.e., the amount of consideration we expect to receive for the goods) and estimated returns and exclude any sales tax. The reserve for merchandise returns is estimated based on our prior return experience.

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits (1) when the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) as breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses.

We offer price hold contracts on merchandise. Revenue for price hold contracts is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts are recorded in accrued operating expenses until a sale is consummated.

Cost of Sales
Cost of sales includes the cost of merchandise, net of cash discounts and rebates, markdowns, and inventory shrinkage. Cost of merchandise includes related inbound freight to our distribution centers, duties, and commissions. We classify warehousing, distribution and outbound transportation costs as selling and administrative expenses. Due to this classification, our gross margin rates may not be comparable to those of other retailers that include warehousing, distribution and outbound transportation costs in cost of sales.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $180.5 million, $161.5 million, and $151.9 million for 2018, 2017, and 2016, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet and social media marketing and advertising, e-mail, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $93.6 million, $92.0 million, and $92.3 million for 2018, 2017, and 2016, respectively.

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

Performance Share Units
Compensation expense for performance share units (“PSUs”) is recorded based on fair value of the award on the grant date and the estimated achievement of financial performance objectives. From an accounting perspective, the grant date is established once all financial performance targets have been set. We monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis. The expense for the PSUs is recorded on a straight-line basis from the grant date through the end of the performance period.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2018, 2017, and 2016:

(In thousands)	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$10,292	$5,991	$4,486
Cash paid for income taxes, excluding impact of refunds	$59,691	$99,693	$103,323
Gross proceeds from borrowings under the bank credit facility	$1,861,900	$1,656,100	$1,673,700
Gross repayments of borrowings under the bank credit facility	$1,687,600	$1,562,700	$1,629,600
Non-cash activity:
Assets acquired under capital leases	$902	$238	$286
Accrued property and equipment	$32,264	$11,236	$9,295

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The ASU allows for the modified retrospective method of adoption. The FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. ASU 2018-11 will allow entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option to adopt the new leases standard would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We did not early adopt this standard, but rather we will adopt this standard on February 3, 2019, which is in the first quarter of 2019. We have elected to use the modified retrospective method as of the effective date of the standard as allowed by ASU 2018-11. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. Adoption of the standard is expected to result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $1.1 billion. We are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and have implemented a new lease administration and accounting system. We are evaluating the disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in 2019. The Company does not expect the adoption of this guidance to have a material impact on its statements of operations, shareholders’ equity, or cash flows.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provided a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expanded related disclosure requirements. During the first quarter of 2018, we adopted the new standard on the retrospective method. The adoption had no impact on the timing of the recognition of our revenue or costs. The adoption resulted in an immaterial adjustment to the amount of gross revenue and costs that we had previously reported, as certain of our vendor relationships had different principal versus agent treatment under the new standard. Additionally, we considered the disclosure requirements of the standard and determined that no additional disclosures were necessary.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in notes 10 and 16) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	February 2, 2019	February 3, 2018
Land and land improvements	$61,200	$60,416
Buildings and leasehold improvements	1,078,142	881,077
Fixtures and equipment	784,170	772,711
Computer software costs	179,071	172,539
Construction-in-progress	78,580	35,084
Property and equipment - cost	2,181,163	1,921,827
Less accumulated depreciation and amortization	1,358,825	1,355,850
Property and equipment - net	$822,338	$565,977

Property and equipment - cost includes $29.5 million and $28.6 million at February 2, 2019 and February 3, 2018, respectively, to recognize assets from capital leases. Accumulated depreciation and amortization includes $17.9 million and $13.2 million at February 2, 2019 and February 3, 2018, respectively, related to capital leases. Additionally, we had $144.5 million and $15.6 million in assets from a synthetic lease for our distribution center in Apple Valley, California at February 2, 2019 and February 3, 2018, respectively.

During 2018, 2017, and 2016, respectively, we invested $232.4 million, $142.7 million, and $89.8 million of cash in capital expenditures and we recorded $125.0 million, $117.1 million, and $120.5 million of depreciation expense.

We incurred $0.1 million, $0.0 million, and $0.1 million in asset impairment charges in 2018, 2017, and 2016, respectively. During 2018, we wrote down the value of an asset held for sale. In 2018 and 2017, we did not impair the value of long-lived assets at any stores as a result of our annual store impairment review. In 2016, we wrote down the value of long-lived assets at one store identified as part of our annual store impairment review.

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

NOTE 3 – BANK CREDIT FACILITY

On August 31, 2018, we entered into a $700 million five-year unsecured credit facility (“2018 Credit Agreement”) that replaces our prior credit facility entered into in July 2011 and most recently amended in May 2015 (“2011 Credit Agreement”) and, among other things, amends certain of the representations and covenants applicable to the facility. The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain of our indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At February 2, 2019, we had $374.1 million of borrowings outstanding under the 2018 Credit Agreement and $5.0 million was committed to outstanding letters of credit, leaving $320.9 million available under the 2018 Credit Agreement.

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $31.6 million and $33.0 million at February 2, 2019 and February 3, 2018, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 5 – LEASES

Leased property consisted primarily of 1,348 of our retail stores, our new corporate office, our new California distribution center, and certain transportation, information technology and other office equipment. After entering into a lease in 2016 for our new corporate office, we moved into the new office during the second quarter of 2018. In late 2017, we entered into a synthetic lease arrangement for a new distribution center in California. We are the construction agent for the new distribution center in California and construction began in December 2017. We expect the lease term to commence and to begin operations in 2019 for the new distribution center in California. Many of the store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance. Certain store leases provide for contingent rents, have rent escalations, and have tenant allowances or other lease incentives. Many of our leases contain provisions for options to renew or extend the original term for additional periods.

Total rent expense, including real estate taxes, CAM, and property insurance for operating leases consisted of the following:

(In thousands)	2018	2017	2016
Minimum rents	$346,067	$330,229	$321,248
Contingent rents	168	469	607
Total rent expense	$346,235	$330,698	$321,855

Future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, at February 2, 2019, were as follows:

Fiscal Year	(In thousands)
2019	$279,844
2020	244,978
2021	204,362
2022	159,479
2023	120,023
Thereafter	310,474
Total leases	$1,319,160

We have obligations for capital leases primarily for store asset protection equipment and office equipment, included in accrued operating expenses and other liabilities on our consolidated balance sheet. Additionally, we have recorded the obligation for our synthetic lease arrangement in California in the synthetic lease obligation caption on our consolidated balance sheet. Scheduled payments for all capital leases at February 2, 2019, were as follows:

Fiscal Year	(In thousands)
2019	$9,050
2020	10,815
2021	9,725
2022	6,992
2023	6,512
Thereafter	127,864
Total lease payments	$170,958
Less amount to discount to present value	(14,758)
Capital lease obligation per balance sheet	$156,200

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and PSUs. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2018, 2017, and 2016 were as follows:

(In millions)	2018	2017	2016
Antidilutive stock options excluded from dilutive share calculation	0.1	—	—

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

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2018	2017	2016
Weighted-average common shares outstanding:
Basic	40,809	42,818	45,316
Dilutive effect of share-based awards	153	482	658
Diluted	40,962	43,300	45,974

Share Repurchase Programs
On March 7, 2018, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $100 million of our common shares (“2018 Repurchase Program”). The 2018 Repurchase Program was exhausted during the second quarter of 2018. On June 5, 2018, we utilized the entire authorization under our 2018 Repurchase Program to execute a $100 million accelerated share repurchase transaction (“ASR Transaction”), which reduced our common shares outstanding by 2.4 million during the second quarter of 2018.

Common shares acquired through repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2017:		(In thousands)	(In thousands)
First quarter	$0.25	$11,547	$12,683
Second quarter	0.25	11,289	10,872
Third quarter	0.25	11,007	10,638
Fourth quarter	0.25	10,903	10,478
Total	$1.00	$44,746	$44,671
2018:		(In thousands)	(In thousands)
First quarter	$0.30	$12,744	$14,386
Second quarter	0.30	12,474	12,141
Third quarter	0.30	12,321	12,065
Fourth quarter	0.30	12,346	12,016
Total	$1.20	$49,885	$50,608

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

Share-based compensation expense was $26.3 million, $27.8 million and $33.0 million in 2018, 2017, and 2016, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2016, 2017, and 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 30, 2016	785,149	$40.96
Granted	261,792	45.62
Vested	(252,156)	42.03
Forfeited	(23,264)	43.63
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12
Granted	205,819	51.16
Vested	(368,408)	42.84
Forfeited	(19,089)	44.02
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77
Granted	354,457	45.38
Vested	(413,261)	42.60
Forfeited	(47,857)	44.49
Outstanding non-vested restricted stock at February 2, 2019	483,182	$46.50

The non-vested restricted stock units granted in 2016, 2017 and 2018 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

The non-vested restricted stock awards granted to employees in 2013 have met the applicable threshold financial performance objective and vested in 2018.

Performance Share Units
In 2013, in connection with our former CEO's appointment, he was awarded 37,800 PSUs, which vested based on the achievement of share price performance goals and had a weighted average grant-date fair value per share of $34.68. In 2014, Mr. Campisi’s first two tranches for a total of 25,200 PSUs vested. In 2016, Mr. Campisi's third and final tranche of 12,600 PSUs vested.

In 2016, 2017, and 2018, we issued PSUs to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. At February 2, 2019, 744,331 non-vested PSUs were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at February 2, 2019	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2016	282,083	March 2018		Fiscal 2018
2017	222,323		March 2019	Fiscal 2019
2018	239,925		March 2020	Fiscal 2020
Total	744,331

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. The PSUs issued in 2015 performed above the average targets and more shares were distributed than initially granted. The PSUs issued in 2016 performed below the average targets and fewer shares will be distributed than outstanding at February 2, 2019. At February 2, 2019, we estimate the attainment of an average performance that is less than the average targets established for the PSUs issued in 2017. In 2018, 2017, and 2016, we recognized $14.9 million, $15.4 million and $17.5 million, respectively, in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for fiscal years 2016, 2017, and 2018:

	PSUs, excluding 2013 CEO PSUs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 30, 2016	—	$—
Granted	379,794	41.04
Vested	—	—
Forfeited	(19,437)	41.04
Outstanding PSUs at January 28, 2017	360,357	$41.04
Granted	259,042	51.49
Vested	(360,357)	41.04
Forfeited	(9,718)	51.49
Outstanding PSUs at February 3, 2018	249,324	$51.49
Granted	337,421	55.67
Vested	(249,324)	51.49
Forfeited	(55,338)	46.31
Outstanding PSUs at February 2, 2019	282,083	$55.67

Board of Directors' Awards
In 2016, we granted to each non-employee member of our Board of Directors a restricted stock award. In 2018 and 2017, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $200,000, and (2) the remaining non-employees directors an annual restricted stock unit award having a grant date fair value of approximately $135,000. These awards vest on the earlier of (1) the trading day immediately preceding the next annual meeting of our shareholders or (2) the death or disability of the grantee. However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs. Additionally, we allow our non-employee directors to defer all or a portion of their restricted stock unit award and by such election, the non-employee director can defer receipt of the restricted stock units until the earlier of the first to occur of; (1) the specified date by the non-employee director in the deferral agreement, (2) the non-employee director’s death or disability, or (3) the date the non-employee director ceases to serve as a member of the Board of Directors.

Stock Options
The following table summarizes information about our stock options outstanding and exercisable at February 2, 2019:

Range of Prices		Options Outstanding			Options Exercisable
Greater Than	Less Than or Equal to	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price

$30.01	$40.00	160,001	1.1	$35.62	160,001	$35.62
$40.01	$50.00	77,500	0.1	43.85	77,500	43.85
		237,501	0.8	$38.30	237,501	$38.30

A summary of the annual stock option activity for fiscal years 2016, 2017, and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 30, 2016	1,174,902	$38.26
Exercised	(572,727)	37.81
Forfeited	(12,500)	35.83
Outstanding stock options at January 28, 2017	589,675	$38.75
Exercised	(304,049)	38.51
Forfeited	(5,000)	36.93
Outstanding stock options at February 3, 2018	280,626	$39.04
Exercised	(43,125)	43.11
Forfeited	—	—
Outstanding stock options at February 2, 2019	237,501	$38.30	0.8	$5
Vested or expected to vest at February 2, 2019	237,501	$38.30	0.8	$5
Exercisable at February 2, 2019	237,501	$38.30	0.8	$5

The stock options granted in prior years vested in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

During 2018, 2017, and 2016, the following activity occurred under our share-based compensation plans:

(In thousands)	2018	2017	2016
Total intrinsic value of stock options exercised	$228	$4,423	$7,392
Total fair value of restricted stock vested	$19,240	$19,015	$11,510
Total fair value of performance shares vested	$12,792	$21,026	$621

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2017 and 2018, at February 2, 2019 was approximately $13.2 million.  This compensation cost is expected to be recognized through October 2021 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from February 2, 2019.

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

The components of net periodic pension expense were comprised of the following:

(In thousands)	2016
Interest cost on projected benefit obligation	$879
Expected investment return on plan assets	(1,536)
Amortization of actuarial loss	2,241
Settlement loss	24,483
Net periodic pension cost	$26,067

The weighted-average assumptions used to determine net periodic pension expense were:

2016
Discount rate	1.2%
Expected long-term rate of return	2.8%

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We contribute a matching percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2018, 2017, and 2016, we expensed $8.5 million, $7.7 million, and $6.6 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $31.8 million and $33.4 million at February 2, 2019 and February 3, 2018, respectively, which are recorded in other liabilities.
NOTE 9 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law legislation commonly referred to as the Tax Cut and Jobs Act (“TCJA”). The legislation significantly changed U.S. tax law, including permanently lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, expanding the disallowance of deductions for executive compensation and accelerating tax depreciation for certain assets placed in service after September 27, 2017.

The provision for income taxes was comprised of the following:

(In thousands)	2018	2017	2016
Current:
U.S. Federal	$35,025	$63,743	$87,521
U.S. State and local	10,341	9,201	13,122
Total current tax expense	45,366	72,944	100,643
Deferred:
U.S. Federal	5,300	28,336	(7,965)
U.S. State and local	53	4,242	(1,207)
Total deferred tax expense	5,353	32,578	(9,172)
Income tax provision	$50,719	$105,522	$91,471

In 2017, we estimated the effects of the corporate income tax rate reduction on our net deferred tax assets resulting in the provisional recognition of an additional $4.5 million of income tax expense in our consolidated statement of operations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. As noted above, we recorded the provisional tax impacts of the TCJA on existing current and deferred tax amounts in 2017. The ultimate impact differed from those provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we made, and additional regulatory guidance that was issued. During the third quarter of 2018, we made approximately $0.6 million in adjustments to our previously recorded provisional amounts related to the TCJA. During the fourth quarter of 2018, we finalized our estimate related to the TCJA and the adjustment was immaterial.

Net deferred tax assets fluctuated by items that are not reflected in deferred tax expense in the above table in 2017 and 2016. In 2017, net deferred tax assets increased by $0.1 million as a result of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Net deferred tax assets decreased by $10.4 million in 2016, principally from pension-related charges recorded in accumulated other comprehensive loss.

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2018	2017	2016
Statutory federal income tax rate	21.0%	33.7%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.0	3.0	3.2
Executive compensation limitations - permanent difference	0.7	—	—
Provisional effect of the TCJA	(0.3)	1.5	—
Work opportunity tax and other employment tax credits	(1.4)	(1.0)	(1.1)
Excess tax detriment (benefit) from share-based compensation	0.4	(1.3)	—
Other, net	—	(0.2)	0.3
Effective income tax rate	24.4%	35.7%	37.4%

Since the TCJA rate reduction was effective on January 1, 2018, our 2017 federal statutory tax rate was a blended rate of 33.7%.

In 2017, we adopted ASU 2016-09. Prior to the adoption of ASU 2016-09, differences between the tax deduction ultimately realized from an equity award and the deferred tax asset recognized as compensation cost were generally credited (“excess tax benefits”) or charged (“deficiencies”) to equity. Under ASU 2016-09, all tax effects of share-based compensation, including excess tax benefits and tax deficiencies, are recognized in income tax expense. In 2018, we recognized net tax deficiencies which increased income tax expense by $1.0 million. In 2017, we recognized net excess tax benefits which reduced income tax expense by $4.3 million.

Income tax payments and refunds were as follows:

(In thousands)	2018	2017	2016
Income taxes paid	$59,691	$99,693	$103,323
Income taxes refunded	(474)	(888)	(16,187)
Net income taxes paid	$59,217	$98,805	$87,136

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	February 2, 2019	February 3, 2018
Deferred tax assets:
Workers’ compensation and other insurance reserves	$20,841	$21,106
Uniform inventory capitalization	18,454	13,591
Compensation related	17,218	14,308
Accrued rent	16,208	15,292
Depreciation and fixed asset basis differences	10,497	8,435
State tax credits, net of federal tax benefit	3,856	4,246
Accrued state taxes	3,416	3,749
Accrued operating liabilities	1,316	537
Other	11,767	11,623
Valuation allowances, net of federal tax benefit	(2,940)	(2,311)
Total deferred tax assets	100,633	90,576
Deferred tax liabilities:
Accelerated depreciation and fixed asset basis differences	66,016	51,310
Lease construction reimbursements	13,917	11,542
Prepaid expenses	4,285	5,559
Workers’ compensation and other insurance reserves	2,477	2,424
Other	5,305	5,755
Total deferred tax liabilities	92,000	76,590
Net deferred tax assets	$8,633	$13,986

We have the following income tax loss and credit carryforwards at February 2, 2019 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$15	Expires fiscal years 2020
California enterprise zone credits	4,566	Predominately expires fiscal year 2023
Other state credits	315	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$4,896

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2018, 2017, and 2016:

(In thousands)	2018	2017	2016
Unrecognized tax benefits - beginning of year	$11,673	$13,121	$13,772
Gross increases - tax positions in current year	1,649	361	822
Gross increases - tax positions in prior period	1,025	1,329	171
Gross decreases - tax positions in prior period	(1,827)	(1,385)	(80)
Settlements	403	(319)	(236)
Lapse of statute of limitations	(937)	(1,434)	(1,328)
Unrecognized tax benefits - end of year	$11,986	$11,673	$13,121

At the end of 2018 and 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $9.4 million and $9.2 million, respectively, after considering the federal tax benefit of state and local income taxes of $1.8 million and $2.1 million, respectively. Unrecognized tax benefits of $0.8 million and $0.6 million in 2018 and 2017, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(0.7) million, $0.1 million, and $0.2 million during 2018, 2017, and 2016, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at February 2, 2019 and February 3, 2018 was $5.4 million and $6.1 million, respectively.

We are subject to U.S. federal income tax, and income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2015 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal. After acquiring Canadian operations on July 18, 2011 and prior to dissolution on June 10, 2014, we also were subject to Canadian and provincial taxes. Generally, the time limit for reassessing returns for Canadian and provincial income taxes for periods prior to the fiscal year ended February 2, 2013 have lapsed.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through February 1, 2020, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Shareholder and Derivative Matters
On May 21, May 22 and July 2, 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers. The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint captioned In re Big Lots, Inc. Shareholder Litigation , No. 2:12-cv-00445 (S.D. Ohio) (the “Consolidated Derivative Action”). The consolidated complaint asserted various claims under Ohio law, including for breach of fiduciary duty. On October 18, 2013, a different shareholder filed an additional derivative lawsuit captioned Brosz v. Fishman et al. , No. 1:13-cv-00753 (S.D. Ohio) (the “Brosz Action”), in the U.S. District Court for the Southern District of Ohio against us and each of the current and former outside directors and executive officers originally named in the 2012 shareholder derivative lawsuit. On December 29, 2016, the Court ordered that the Brosz Action be consolidated with the Consolidated Derivative Action. On December 14, 2017, the parties entered into a Stipulation and Agreement of Settlement and plaintiffs filed an Unopposed Motion for Preliminary Approval of Derivative Settlement with the Court. On August 28, 2018, the Court issued an Order granting final approval of the Settlement.

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

In connection with the settlement of the Willis class action and the Consolidated Derivative Action, during the first quarter of 2018, we recorded a net charge of $3.5 million related to the expected cost of the settlements for the funds in excess of our insurance coverage. During the second quarter of 2018, the settlement associated with the Willis class action was paid into escrow and has since been released.

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

California Wage and Hour Matters
We currently are defending five purported wage and hour class actions in California, including several that have been brought since January 2018. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. We intend to defend ourselves vigorously against the allegations levied in these lawsuits. While a loss from these lawsuits is reasonably possible, at this time, we cannot reasonably estimate the amount of any loss that may result or whether the lawsuits will have a material adverse effect on our financial condition, results of operation or cash flows.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $55.9 million at February 2, 2019, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $401.4 million, the entirety of which represents obligations due within one year of February 2, 2019. In addition, we have purchase commitments for future inventory purchases totaling $1.3 million at February 2, 2019. We paid $10.5 million, $11.0 million, and $18.2 million related to these commitments during 2018, 2017, and 2016, respectively. We are not required to meet any periodic minimum purchase requirements under this commitment. The term of the commitment extends until the purchase requirement is satisfied, which we anticipated will occur in the first quarter of 2019. We have additional purchase obligations in the amount of $338.9 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	February 2, 2019	February 3, 2018
Diesel fuel collars (in gallons)	7,200	3,600

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	February 2, 2019	February 3, 2018
Diesel fuel collars	Other current assets	$523	$312
	Other assets	203	262
	Accrued operating expenses	(586)	(77)
	Other liabilities	(825)	(107)
Total derivative instruments		$(685)	$390

The effect of derivative instruments on the consolidated statements of operations was as follows:

(In thousands)		Amount of Gain (Loss)
Derivative Instrument	Statements of Operations Location	2018	2017	2016
Diesel fuel collars
Realized	Other income (expense)	$455	$(756)	$(2,299)
Unrealized	Other income (expense)	(1,075)	1,398	3,657
Total derivative instruments		$(620)	$642	$1,358

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss, net of tax, during 2016:

(In thousands)	2016
Beginning of Period	$(15,977)
Other comprehensive income before reclassifications	(185)
Amounts reclassified from accumulated other comprehensive loss	16,162
Net period change	15,977
End of Period	—

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

The following table presents net sales data by merchandise category:

(In thousands)	2018	2017	2016
Furniture	$1,289,133	$1,236,737	$1,195,365
Soft Home	826,313	789,596	750,814
Consumables	799,038	822,533	817,747
Food	782,988	818,387	824,414
Seasonal	765,619	765,674	738,756
Hard Home	407,596	428,788	437,575
Electronics, Toys, & Accessories	367,418	402,647	429,324
Net sales	$5,238,105	$5,264,362	$5,193,995

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2018 and 2017 is as follows:

Fiscal Year 2018	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,267,983	$1,222,169	$1,149,402	$1,598,551	$5,238,105
Gross margin	511,958	491,419	459,174	659,344	2,121,895
Net income	31,239	24,164	(6,556)	108,047	156,894

Earnings per share:
Basic	$0.74	$0.59	$(0.16)	$2.70	$3.84
Diluted	0.74	0.59	(0.16)	2.68	3.83

Fiscal Year 2017	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,294,970	$1,219,597	$1,109,184	$1,640,611	$5,264,362
Gross margin	524,275	492,500	443,626	682,041	2,142,442
Net income	51,512	29,120	4,372	104,828	189,832

Earnings per share:
Basic	$1.16	$0.68	$0.10	$2.50	$4.43
Diluted	1.15	0.67	0.10	2.46	4.38

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 16 – SUBSEQUENT EVENT

On March 6, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares (“2019 Repurchase Program”). Pursuant to the 2019 Repurchase Program, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2019 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2019 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2018 Credit Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 2, 2019.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in our definitive Proxy Statement for our annual meeting of Shareholders to be held on May 30, 2019 ( “2019 Proxy Statement”), with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

In the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Compensation, Nominating/Corporate Governance Committees, and our Public Policy and Environmental Affairs Committee; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of any amendments to, and any waivers from, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers (including our principal executive officer, principal financial officer, and principal accounting officer)) and our Code of Ethics for Financial Professionals in the “Investor Relations” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary addressed to our principal executive offices at 4900 E. Dublin-Granville Road, Columbus, Ohio 43081.

Item 11. Executive Compensation

The information contained under the caption “Governance” with respect to Compensation Committee interlocks and insider participation and under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Report” in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of February 3, 2019, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,465,014	(1)(2)	38.30	(3)	4,708,009	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,465,014		38.30	(3)	4,708,009

(1)	Includes stock options, PSUs, and restricted stock units granted under the 2017 LTIP, the 2012 LTIP, and the 2005 LTIP.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2012 LTIP	160,001
2005 LTIP	77,500

(3)	The weighted average exercise price only represents stock options and does not take into account the PSUs and the restricted stock units granted under the 2017 LTIP.

(4)
The common shares available for issuance under the 2017 LTIP are limited to 4,708,009 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 2005 LTIP expired on May 16, 2012. The 2012 LTIP expired on May 24, 2017. The 2017 LTIP was approved in May 2017. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2019 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance” in the 2019 Proxy Statement, with respect to the determination of director independence and related person transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure” in the 2019 Proxy Statement, with respect to our audit and non-audit services pre-approval policy and the fees paid to our independent registered public accounting firm, Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.46 are management contracts or compensatory plans or arrangements.

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
10.17
Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 4, 2018).

10.18
Form of Big Lots 2017 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 28, 2017).

10.19
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

10.23	Big Lots 2006 Bonus Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2014).
10.24	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005) (File No. 1-8897).
10.25	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015 (incorporated herein by reference to Exhibit 10.25 to our Form 10-K for the year ended January 30, 2016).
10.26	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004) (File No. 1-8897).
10.27	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.28	Executive Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 17, 2015).

Exhibit No.	Document
10.29	Offer Letter with Bruce Thorn (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 21, 2018).
10.30	Separation Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended May 5, 2018) (File No. 1-8897).
10.31	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.32	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.33	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.34	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.35	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.36	Form of Big Lots Executive Severance Plan Acknowledgment and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.37
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011) (File No. 1-8897).

10.38
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 30, 2013).

10.39
Second Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 28, 2015).

10.40
Credit Agreement, dated August 31, 2018, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 29, 2018).

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

10.43	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011) (File No. 1-8897).
10.44	AVDC Participation Agreement incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.45	AVDC Lease Agreement (Real Property) (incorporated herein by reference to Exhibit 10.41 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.46	AVDC Construction Agency Agreement (incorporated herein by reference to Exhibit 10.42 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Sebastian J. DiGrande, Marla C. Gottschalk, Cynthia T. Jamison, Christopher J. McCormick, Nancy A. Reardon, and Wendy L. Schoppert.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	XBRL Instance Document.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2019.

BIG LOTS, INC.

By: /s/ Bruce K. Thorn
Bruce K. Thorn
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2rd day of April 2019.

By: /s/ Bruce K. Thorn	By: /s/ Timothy A. Johnson
Bruce K. Thorn	Timothy A. Johnson
President and Chief Executive Officer	Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Cynthia T. Jamison *
Jeffrey P. Berger	Cynthia T. Jamison
Director	Director

/s/ James R. Chambers *	/s/ Christopher J. McCormick *
James R. Chambers	Christopher J. McCormick
Director	Director

/s/ Sebastian J. DiGrande *	/s/ Nancy A. Reardon *
Sebastian J. DiGrande	Nancy A. Reardon
Director	Director

/s/ Marla C. Gottschalk *	/s/ Wendy L. Schoppert *
Marla C. Gottschalk	Wendy L. Schoppert
Director	Director

*
The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 66h day of March 2019, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact