Form 10-Q
period 2019-05-04
BIG LOTS INC
filed 2019-06-12
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-8897
BIG LOTS INC
(Exact name of registrant as specified in its charter)

Ohio	06-1119097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4900 E. Dublin-Granville Road, Columbus, Ohio	43081
(Address of Principal Executive Offices)	(Zip Code)
(614) 278-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	BIG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 7, 2019, was 39,007,867.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 4, 2019

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$1,295,796	$1,267,983
Cost of sales (exclusive of depreciation expense shown separately below)	776,749	756,025
Gross margin	519,047	511,958
Selling and administrative expenses	460,605	438,092
Depreciation expense	32,797	28,529
Operating profit	25,645	45,337
Interest expense	(3,733)	(1,576)
Other income (expense)	910	508
Income before income taxes	22,822	44,269
Income tax expense	7,282	13,030
Net income and comprehensive income	$15,540	$31,239

Earnings per common share
Basic	$0.39	$0.74
Diluted	$0.39	$0.74

Weighted-average common shares outstanding
Basic	39,922	42,113
Dilutive effect of share-based awards	80	105
Diluted	40,002	42,218

Cash dividends declared per common share	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	May 4, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$63,572	$46,034
Inventories	926,988	969,561
Other current assets	78,532	112,408
Total current assets	1,069,092	1,128,003
Operating lease right-of-use assets	1,156,656	—
Property and equipment - net	735,957	822,338
Deferred income taxes	15,418	8,633
Other assets	68,522	64,373
Total assets	$3,045,645	$2,023,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,639	$396,903
Current operating lease liabilities	236,016	—
Property, payroll, and other taxes	84,016	75,317
Accrued operating expenses	144,058	99,422
Insurance reserves	37,492	38,883
Accrued salaries and wages	32,697	26,798
Income taxes payable	6,551	1,237
Total current liabilities	855,469	638,560
Long-term obligations	470,400	374,100
Noncurrent operating lease liabilities	960,754	—
Deferred rent	—	60,700
Insurance reserves	53,018	54,507
Unrecognized tax benefits	14,002	14,189
Synthetic lease obligation	—	144,477
Other liabilities	43,671	43,773
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,042 shares and 40,042 shares, respectively	1,175	1,175
Treasury shares - 78,453 shares and 77,453 shares, respectively, at cost	(2,545,967)	(2,506,086)
Additional paid-in capital	614,174	622,685
Retained earnings	2,578,949	2,575,267
Total shareholders' equity	648,331	693,041
Total liabilities and shareholders' equity	$3,045,645	$2,023,347

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance - February 3, 2018	41,925	$1,175	75,570	$(2,422,396)	$622,550	$2,468,258	$669,587
Comprehensive income	—	—	—	—	—	31,239	31,239
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,744)	(12,744)
Purchases of common shares	(247)	—	247	(11,193)	—	—	(11,193)
Exercise of stock options	1	—	(1)	20	—	—	20
Restricted shares vested	366	—	(366)	11,736	(11,736)	—	—
Performance shares vested	293	—	(293)	9,391	(9,391)	—	—
Other	—	—	—	5	2	—	7
Share-based employee compensation expense	—	—	—	—	12,196	—	12,196
Balance - May 5, 2018	42,338	1,175	75,157	(2,412,437)	613,621	2,486,753	689,112
Comprehensive income	—	—	—	—	—	125,655	125,655
Dividends declared ($0.90 per share)	—	—	—	—	—	(37,141)	(37,141)
Purchases of common shares	(2,388)	—	2,388	(96,637)	(3,920)	—	(100,557)
Exercise of stock options	42	—	(42)	1,375	464	—	1,839
Restricted shares vested	47	—	(47)	1,535	(1,535)	—	—
Performance shares vested	3	—	(3)	84	(84)	—	—
Other	—	—	—	(6)	—	—	(6)
Share-based employee compensation expense	—	—	—	—	14,139	—	14,139
Balance - February 2, 2019	40,042	1,175	77,453	(2,506,086)	622,685	2,575,267	693,041
Comprehensive income	—	—	—	—	—	15,540	15,540
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,206)	(12,206)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,403)	—	1,403	(52,925)	—	—	(52,925)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	142	—	(142)	4,589	(4,589)	—	—
Performance shares vested	255	—	(255)	8,255	(8,255)	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	4,335	—	4,335
Balance - May 4, 2019	39,042	$1,175	78,453	$(2,545,967)	$614,174	$2,578,949	$648,331

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Operating activities:
Net income	$15,540	$31,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,104	26,056
Non-cash lease amortization expense	57,093	—
Deferred income taxes	(6,891)	(7,349)
Non-cash impairment charge	234	—
Loss on disposition of equipment	110	201
Non-cash share-based compensation expense	4,335	12,196
Unrealized gain on fuel derivatives	(971)	(530)
Change in assets and liabilities:
Inventories	42,573	23,163
Accounts payable	(82,264)	(9,041)
Operating lease liabilities	(45,688)	—
Current income taxes	13,411	19,742
Other current assets	(7,237)	(40,818)
Other current liabilities	37,587	36,606
Other assets	(3,817)	932
Other liabilities	316	4,488
Net cash provided by operating activities	57,435	96,885
Investing activities:
Capital expenditures	(76,834)	(31,015)
Cash proceeds from sale of property and equipment	80	62
Assets acquired under synthetic lease	—	(34,482)
Other	(12)	(2)
Net cash used in investing activities	(76,766)	(65,437)
Financing activities:
Net proceeds from (repayments of) borrowings under bank credit facility	96,300	(25,800)
Payment of finance lease obligations	(967)	(924)
Dividends paid	(13,197)	(14,386)
Proceeds from the exercise of stock options	200	20
Payment for treasury shares acquired	(45,465)	(11,193)
Proceeds from synthetic lease	—	34,482
Other	(2)	7
Net cash provided by (used in) financing activities	36,869	(17,794)
Increase in cash and cash equivalents	17,538	13,654
Cash and cash equivalents:
Beginning of period	46,034	51,176
End of period	$63,572	$64,830

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a discount retailer operating in the United States (“U.S.”).  At May 4, 2019, we operated 1,404 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole.  We have historically experienced, and expect to continue to experience, seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“2018 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2019 (“2019”) is comprised of the 52 weeks that began on February 3, 2019 and will end on February 1, 2020.  Fiscal year 2018 (“2018”) was comprised of the 52 weeks that began on February 4, 2018 and ended on February 2, 2019.  The fiscal quarters ended May 4, 2019 (“first quarter of 2019”) and May 5, 2018 (“first quarter of 2018”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $45.1 million and $42.9 million for the first quarter of 2019 and the first quarter of 2018, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $22.4 million and $22.0 million for the first quarter of 2019 and the first quarter of 2018, respectively.

Derivative Instruments
We use derivative instruments to mitigate the risk of market fluctuations in the price of diesel fuel that we expect to consume to support our outbound transportation of inventory to our stores. We do not enter into derivative instruments for speculative purposes. Our derivative instruments may consist of collar or swap contracts. Our current derivative instruments do not meet the requirements for cash flow hedge accounting. Instead, our derivative instruments are marked-to-market to determine their fair value and any gains or losses are recognized currently in other income (expense) on our consolidated statements of operations and comprehensive income. For further information on our derivative instruments, see note 11.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2019 and 2018:

	Thirteen Weeks Ended
(In thousands)	May 4, 2019	May 5, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest, including capital leases	$4,097	$1,513
Cash paid for income taxes, excluding impact of refunds	1,141	1,071
Gross proceeds from borrowings under bank credit facility	470,400	387,300
Gross payments of borrowings under bank credit facility	374,100	413,100
Cash paid for operating lease liabilities	70,947	—
Non-cash activity:
Assets acquired under capital leases	11	—
Accrued property and equipment	46,503	13,078
Share repurchases payable	7,460	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,213,777	$—

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

Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. Additionally, this guidance expanded related disclosure requirements. On February 3, 2019, we adopted the new standard and elected the optional transition method, as allowed by ASU 2018-11, Leases (Topic 842), Targeted Improvements, to apply the new standard as of the effective date. Therefore, we have not applied the new standard to the comparative prior periods presented in the unaudited consolidated financial statements. We elected to apply the following practical expedients and policy elections at adoption:

Practical expedient package	We have not reassessed whether any expired or existing contracts are, or contain, leases.
We have not reassessed the lease classification for any expired or existing leases.
We have not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	We have not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.
Separation of lease and non-lease components	We have elected to establish an accounting policy to account for lease and non-lease components as a single component for our real estate class of assets.
Short-term policy
We have elected to establish a short-term lease exception policy, permitting us to not apply the recognition requirements of the new standard to short-term leases (i.e., leases with terms of 12 months or less).

Adoption of this standard, in the first quarter of 2019, resulted in the recognition of right-to-use assets and lease liabilities for operating leases of $1,110 million and $1,138 million, respectively, with difference in amounts being primarily comprised of pre-existing deferred rent and prepaid rent. The impact of the adoption was immaterial to the consolidated statements of shareholders' equity. For further discussion on our leases, see note 4.

NOTE 2 – BANK CREDIT FACILITY

On August 31, 2018, we entered into a $700 million five-year unsecured credit facility (“2018 Credit Agreement”) that replaced our prior credit facility entered into in July 2011 and most recently amended in May 2015 (“2011 Credit Agreement”). The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the synthetic lease for our new distribution center in California. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At May 4, 2019, we had $470.4 million of borrowings outstanding under the 2018 Credit Agreement, while $15.4 million was committed to outstanding letters of credit, leaving $214.2 million available under the 2018 Credit Agreement.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $33.8 million and $31.6 million at May 4, 2019 and February 2, 2019, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – LEASES

We determine if an arrangement contains a lease at inception of the agreement. Our leased property consists of our retail stores, our corporate office, and certain information technology, store security, and other office equipment. Certain of our store leases have rent escalations and/or have tenant allowances or other lease incentives, which are fixed in nature and included in our calculation of right-of-use assets. Certain of our store leases provide for contingent rents, which is a variable cost and not included in our calculation of right-of-use assets. Many of our store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance, which are variable costs and not included in our calculation of right-of-use assets, except for certain fixed CAM charges that are not variable. Many of our leases contain provisions for options to renew, extend the original term for additional periods, or terminate the lease if certain sales thresholds are not attained. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. Our lease agreements do not contain material residual value guarantees, restrictions, or covenants.

In late 2017, we entered into a synthetic lease arrangement for a new distribution center in California. We expect the lease term for this distribution center will commence in the second quarter of 2019, therefore, the lease is not reflected in the amounts in the tables below. Under the prior accounting standard, this lease was accounted for as a capital lease due to certain construction period considerations; therefore, it was reflected in both our balance sheet and our future minimum lease obligations disclosure. Once the commencement date of this lease of the new distribution center in California occurs, we will record an operating lease right-of-use asset and an operating lease liability based on expected annual lease payments of approximately $7 million for the lease duration of five years. Additionally, this arrangement includes a residual value guarantee.

Leases were recorded in our consolidated balance sheets as follows:

Leases	Balance Sheet Location	May 4, 2019
Assets		(In thousands)
Operating	Operating lease right-of-use assets	$1,156,656
Finance	Property and equipment - net	10,746
Total right-of-use assets		$1,167,402
Liabilities
Current
Operating	Current operating lease liabilities	$236,016
Finance	Accrued operating expenses	3,780
Noncurrent
Operating	Noncurrent operating lease liabilities	960,754
Finance	Other liabilities	7,609
Total lease liabilities		$1,208,159

The components of lease costs were as follows:

	Statements of Operations and Comprehensive Income Location	First Quarter
Lease cost		2019
		(In thousands)
Operating lease cost	Selling and administrative expenses	$69,186
Finance lease cost
Amortization of ROU assets	Depreciation	988
Interest on lease liabilities	Other income (expense)	132
Short-term lease cost	Selling and administrative expenses	1,578
Variable lease cost	Selling and administrative expenses	133
Total lease cost		$72,017

Maturity of our lease liabilities at May 4, 2019, was as follows:

Fiscal Year	Operating Leases	Finance Leases
2019 (excluding the first quarter of 2019)	$214,623	$3,876
2020	255,351	4,442
2021	217,456	3,340
2022	175,326	613
2023	138,440	117
Thereafter	382,884	72
Total lease payments	$1,384,080	$12,460
Less amount to discount to present value	$(187,310)	$(1,071)
Present value of lease liabilities	$1,196,770	$11,389

Lease term and discount rate, for our operating leases, at May 4, 2019 were as follows:

May 4, 2019
Weighted average remaining lease term (years)	6.6
Weighted average discount rate	4.4%

Our weighted average discount rate represents our estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either adoption of the standard or the period in which the lease term expectation was modified. Our finance leases, and the associated remaining lease term and discount rate, are insignificant.

Disclosures Related to Periods Prior to Adoption of ASC 842, Leases
Under ASC 840, Leases, future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, and scheduled payments for all capital leases at February 2, 2019, were as follows:

Fiscal Year	Operating Leases	Capital Leases
2019	$279,844	$9,050
2020	244,978	10,815
2021	204,362	9,725
2022	159,479	6,992
2023	120,023	6,512
Thereafter	310,474	127,864
Total lease payments	$1,319,160	$170,958
Less amount to discount to present value		$(14,758)
Present value of lease liabilities		$156,200

NOTE 5 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At May 4, 2019 and May 5, 2018, we excluded from securities outstanding for the computation of earnings per share performance share units, for which the minimum applicable performance conditions had not been attained as of May 4, 2019 and May 5, 2018, respectively, and antidilutive stock options and restricted stock units. For the first quarter of 2019, there were 0.1 million stock options outstanding that were antidilutive and excluded from the computation of diluted earnings, and for the first quarter of 2018, the amount was immaterial. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.4 million for the first quarter of 2019 and 0.1 million for the first quarter of 2018.

Share Repurchase Programs
On March 6, 2019, our Board of Directors authorized a share repurchase program providing for the repurchase of $50 million of our common shares (“2019 Repurchase Program”). Pursuant to the 2019 Repurchase Program, we may repurchase common shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2019 Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2019 Repurchase Program has no scheduled termination date and will be funded with cash and cash equivalents, cash generated from operations or, if needed, by drawing on the 2018 Credit Agreement.

During the first quarter of 2019, we acquired approximately 1.3 million of our outstanding common shares for $48.0 million under the 2019 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the first quarter of 2019 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2019:		(In thousands)	(In thousands)
First quarter	$0.30	$12,206	$13,197
Total	$0.30	$12,206	$13,197

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

NOTE 6 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $4.3 million and $12.2 million in the first quarter of 2019 and the first quarter of 2018, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock units activity for the first quarter of 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at February 2, 2019	483,182	$46.50
Granted	333,222	36.45
Vested	(141,820)	47.72
Forfeited	(20,418)	42.73
Outstanding non-vested restricted stock units at May 4, 2019	654,166	$41.25

The non-vested restricted stock units granted in the first quarter of 2019 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
In the first quarter of 2019, we issued performance share units (“PSUs”) to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

As a result of the process used to establish the financial performance objectives, we will only meet the requirements for establishing a grant date for the PSUs when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period.

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at May 4, 2019	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2016	6,775	March 2018		Fiscal 2018
2017	209,374	March 2019		Fiscal 2019
2018	223,927		March 2020	Fiscal 2020
2019	323,759		March 2021	Fiscal 2021
Total	763,835

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. During the first quarter of 2019, the PSUs issued in 2016 vested with an average performance attainment lower than the targets established. At May 4, 2019, we estimate the attainment of an average performance that is lower than the targets established for the PSUs issued in 2017. During the first quarters of 2019 and 2018, we recognized $1.2 million and $8.6 million in share-based compensation expense related to PSUs, respectively.

The following table summarizes the activity related to PSUs for the first quarter of 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at February 2, 2019	282,083	$55.67
Granted	217,518	31.89
Vested	(275,308)	55.67
Forfeited	(8,144)	31.89
Outstanding PSUs at May 4, 2019	216,149	$32.51

Stock Options
The following table summarizes stock option activity for the first quarter of 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2019	237,501	$38.30
Exercised	(6,250)	32.04
Forfeited	(77,500)	43.85
Outstanding stock options at May 4, 2019	153,751	$35.76	0.9	$288
Vested or expected to vest at May 4, 2019	153,751	$35.76	0.9	$288
Exercisable at May 4, 2019	153,751	$35.76	0.9	$288

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2019	2018
Total intrinsic value of stock options exercised	$42	$8
Total fair value of restricted stock vested	5,042	17,245
Total fair value of performance shares vested	$9,706	$12,683

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at May 4, 2019 was approximately $23.9 million.  This compensation cost is expected to be recognized through March 2022 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.2 years from May 4, 2019.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 2, 2020, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

California Wage and Hour Matters
We currently are defending five purported wage and hour class actions in California, including several that have been brought since January 2018. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. Upon further consideration of these matters, including outcomes of cases against other retailers, during the first quarter of 2019, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. We intend to defend ourselves vigorously against the allegations levied in these lawsuits.

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

NOTE 9 – RESTRUCTURING COSTS

In March 2019, we announced a transformational restructuring initiative to both drive growth in our net sales and reduce costs within our business. We expect to generate costs savings from this initiative through improved markdown and merchandise management, reduced management layers, optimization of store labor, improved efficiencies in our supply chain, and reduced centralized costs. As we implement this initiative, we will incur upfront costs, including employee severance costs and consultancy fees, and make payments to execute the initiative.

We incurred $15.3 million in costs associated with our transformational restructuring initiative during the first quarter of 2019. We estimate that we will incur, at minimum, an additional $12 million in costs during the remainder of 2019 related to our transformational restructuring initiative, which will principally be focused on consultancy fees.

The changes in our liabilities associated with severance and postemployment benefits during the first quarter of 2019 were as follows (in thousands):

Balance at February 2, 2019	$—
Charges	7,253
Payments	(803)
Other	—
Balance at May 4, 2019	$6,450

NOTE 10 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics, Toys, & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, home organization and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, and other holiday departments. The Electronics, Toys, & Accessories category includes our electronics, jewelry, hosiery, and toys departments.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2019	2018
Furniture	$383,897	$356,401
Soft Home	209,138	199,726
Consumables	186,502	186,034
Seasonal	183,491	175,601
Food	181,125	189,424
Hard Home	81,860	87,686
Electronics, Toys, & Accessories	69,783	73,111
Net sales	$1,295,796	$1,267,983

NOTE 11 – DERIVATIVE INSTRUMENTS

We enter into derivative instruments, particularly collar contracts designed to mitigate our risk associated with market fluctuations in diesel fuel prices. These contracts are used strictly to limit our risk exposure and not as speculative transactions. Our derivative instruments associated with diesel fuel do not meet the requirements for cash flow hedge accounting. Therefore, our derivative instruments associated with diesel fuel will be marked-to-market to determine their fair value and the associated gains and losses will be recognized currently in other income (expense) on our consolidated statements of operations and comprehensive income.

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	May 4, 2019	February 2, 2019
Diesel fuel collars	6,300	7,200

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	May 4, 2019	February 2, 2019
Diesel fuel collars	Other current assets	$553	$523
	Other assets	829	203
	Accrued operating expenses	(331)	(586)
	Other liabilities	(765)	(825)
Total derivative instruments		$286	$(685)

The effect of derivative instruments on the consolidated statements of operations and comprehensive income was as follows:

		Amount of Gain (Loss)
(In thousands)		First Quarter
Derivative Instrument	Statements of Operations and Comprehensive Income Location	2019	2018
Diesel fuel collars
Realized	Other income (expense)	$(47)	$6
Unrealized	Other income (expense)	971	530
Total derivative instruments		$924	$536

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

The following are the results from the first quarter of 2019 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2018:

•	Net sales increased $27.8 million, or 2.2%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $18.2 million, or 1.5%.

•	Gross margin dollars increased $7.0 million, while gross margin rate declined 30 basis points to 40.1% of sales.

•	Selling and administrative expenses increased $22.5 million. As a percentage of net sales, selling and administrative expenses increased 90 basis points to 35.5% of net sales.

•	Operating profit rate decreased 160 basis points to 2.0%.

•	Diluted earnings per share decreased to $0.39 per share from $0.74 per share.

•	Inventory increased by 9.1% or $77.4 million to $927.0 million from the first quarter of 2018.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the first quarter of 2019 consistent with the quarterly cash dividend of $0.30 per common share paid in the first quarter of 2018.

•	We acquired 1.3 million of our outstanding common shares for $48.0 million under our 2019 Repurchase Program.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2019 and the first quarter of 2018:

	2019	2018
Stores open at the beginning of the fiscal year	1,401	1,416
Stores opened during the period	9	1
Stores closed during the period	(6)	(2)
Stores open at the end of the period	1,404	1,415

We continue to expect to open approximately 50 stores and close approximately 45 stores during 2019.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	First Quarter
	2019	2018
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.9	59.6
Gross margin	40.1	40.4
Selling and administrative expenses	35.5	34.6
Depreciation expense	2.5	2.2
Operating profit	2.0	3.6
Interest expense	(0.3)	(0.1)
Other income (expense)	0.1	0.0
Income before income taxes	1.8	3.5
Income tax expense	0.6	1.0
Net income	1.2%	2.5%

FIRST QUARTER OF 2019 COMPARED TO FIRST QUARTER OF 2018

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the first quarter of 2019 compared to the first quarter of 2018 were as follows:

First Quarter
($ in thousands)	2019		2018		Change		Comps
Furniture	$383,897	29.6%	$356,401	28.1%	$27,496	7.7%	6.0%
Soft Home	209,138	16.1	199,726	15.8	9,412	4.7	4.0
Consumables	186,502	14.4	186,034	14.7	468	0.3	0.5
Seasonal	183,491	14.2	175,601	13.8	7,890	4.5	3.8
Food	181,125	14.0	189,424	14.9	(8,299)	(4.4)	(4.1)
Hard Home	81,860	6.3	87,686	6.9	(5,826)	(6.6)	(6.8)
Electronics, Toys, & Accessories	69,783	5.4	73,111	5.8	(3,328)	(4.6)	(6.1)
Net sales	$1,295,796	100.0%	$1,267,983	100.0%	$27,813	2.2%	1.5%

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

Net sales increased $27.8 million, or 2.2%, to $1,295.8 million in the first quarter of 2019, compared to $1,268.0 million in the first quarter of 2018.  The increase in net sales was primarily driven by a 1.5% increase in our comps, which increased net sales by $18.2 million. Additionally, our non-comparable store sales increased net sales by $9.6 million. The productivity of our new and relocated stores has significantly outperformed the productivity of our closed stores, but this positive factor was partially offset by a decrease of 11 stores at the end of the first quarter of 2019 compared to the number of stores open at the end of the first quarter of 2018. Our comps are calculated based on the results of all stores that were open at least fifteen months plus the results of our e-commerce net sales.

Our Furniture, Soft Home, Seasonal, and Consumables merchandise categories generated increased net sales and positive comps in the first quarter of 2019 compared to the first quarter of 2018:

•
The Furniture category experienced increased net sales and comps during the first quarter of 2019, primarily driven by the upholstery, case goods, and mattresses departments. Our core customer, Jennifer, continued to respond to our newness of trend-right products, particularly in upholstery and case goods. Additionally, we continue to experience growth and acceptance of our lease-to-own finance offering.

•
Soft Home experienced increases in net sales and comps primarily driven by the home decor, flooring, and bath departments, as we gradually expand our space allocation in this category through our store of the future conversions.

•
The positive comps and increased net sales in our Seasonal category were attributed to improved quality and expansion of assortment along with more aggressive pricing and promotional activity, in the first quarter of 2019 compared to the first quarter of 2018.

•	Consumables had slight increases in both net sales and comps, driven by our health, beauty, and cosmetics department.

The increase in net sales and positive comps in our Furniture, Soft Home, Seasonal, and Consumables merchandise categories were partially offset by negative net sales and comps in our Food, Hard Home, and Electronics, Toys, & Accessories merchandise categories:

•	Our Food category experienced decreases in comps and net sales primarily driven by competitive pressures on our staple food offerings.

•	Hard Home experienced decreases in net sales and negative comps as a result of an intentionally narrowed assortment, partially offset by positive comps in our tabletop department.

•
The decreased net sales and negative comps in Electronics, Toys, & Accessories were a result of our intentionally narrowed assortment and reduced space allocation, particularly in our electronics and jewelry departments, partially offset by a positive comp in the toys department.

We expect total sales growth in the low to mid-single digits during the second quarter of 2019 compared to the second quarter of 2018, based on a net new store growth in the quarter along with a comparable store sales increase of low single digits. The comparable stores sales growth of low single digits is based on May sales results, strength in the Furniture and Soft Home categories, improvement in our Seasonal category due to improved weather and promotional activities in the months of June and July, and growth in the number of completed remodels through our store of the future remodel initiative.

Gross Margin
Gross margin dollars increased $7.0 million, or 1.4%, to $519.0 million for the first quarter of 2019, compared to $512.0 million for the first quarter of 2018. The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $11.2 million. Gross margin as a percentage of net sales decreased 30 basis points to 40.1% in the first quarter of 2019 as compared to 40.4% in the first quarter of 2018. The gross margin rate decrease was the result of a $6.0 million impairment of inventory in our greeting cards department, as we are choosing to exit that department, and a higher markdown rate, which was partially offset by both a slightly higher initial mark-up and favorable shrink results compared to the first quarter of 2018.

In the second quarter of 2019, we expect our gross margin rate will be slightly lower than the second quarter of 2018, as we anticipate a slightly higher markdown rate.

Selling and Administrative Expenses
Selling and administrative expenses were $460.6 million for the first quarter of 2019, compared to $438.1 million for the first quarter of 2018.  The increase of $22.5 million in selling and administrative expenses was driven by $15.3 million in costs associated with our transformational restructuring initiative announced in March 2019, $8.0 million in accrued bonus expense, an additional $7.3 million in estimated costs associated with wage and hour claims brought against us in the State of California, store-related occupancy costs of $5.6 million, and store-related payroll of $2.7 million, partially offset by the absence in the first quarter of 2019 of the impact of both the retirement of our former chief executive officer of $7.0 million and the settlement of our shareholder litigation matters for $3.5 million, and a decrease in self-insurance costs of $4.8 million. The costs associated with our transformational restructuring consisted of consulting expenses and employee separation costs incurred during the first quarter of 2019. The increase in accrued bonus expense was driven by stronger performance in the first quarter of 2019 relative to our quarterly and annual operating plans as compared to our performance in the first quarter of 2018 relative to our quarterly and annual operating plans. In the first quarter of 2019, we accrued estimated legal loss contingencies associated with employee class actions in the state of California of $7.3 million. Store-related occupancy costs increased in the first quarter of 2019 primarily due to the impact of the adoption of a new lease accounting standard, along with impact of rent associated with leases acquired through bankruptcy proceedings in locations that have not yet opened in the first quarter of 2019, but they are expected to open in the second and third quarters of 2019. The increase in store-related payroll in the first quarter of 2019 is predominantly related to our investment in wage rates, which began in the second quarter of 2018, as compared to the first quarter of 2018, partially offset by a net decrease of 11 stores since the first quarter of 2018. During the first quarter of 2018, we incurred $3.5 million in charges related to the settlement of shareholder and derivative litigation matters that were initially filed in 2012. The decrease in our self-insurance costs resulted from a decrease of workers' compensation and medical claims during the first quarter of 2019 compared to the first quarter of 2018.

As a percentage of net sales, selling and administrative expenses increased 90 basis points to 35.5% for the first quarter of 2019 compared to 34.6% for the first quarter of 2018.

In the second quarter of 2019, we expect our selling and administrative expenses as a percentage of net sales will increase in comparison to the second quarter of 2018. The contributors to the anticipated increase are consistent with the first quarter trend, which was driven by increased store-related occupancy costs, increased accrued bonus expense and the occurrence of additional transformational restructuring activities.

Depreciation Expense
Depreciation expense increased $4.3 million to $32.8 million in the first quarter of 2019, compared to $28.5 million for the first quarter of 2018. Depreciation expense as a percentage of sales increased 30 basis points compared to the first quarter of 2018. The increase was driven primarily by our investment in our store of the future concept, through both remodels and new stores.

During the second quarter of 2019, we expect that depreciation expense will be higher as compared to 2018, as trends from the first quarter of 2019 continue.

Interest Expense
Interest expense was $3.7 million in the first quarter of 2019, compared to $1.6 million in the first quarter of 2018. The increase in interest expense was driven by both an increase in interest rates during the past 12 months and higher total average borrowings. The average interest rate on our revolving debt was impacted by increases in the LIBOR rate, as our 2011 Credit Agreement was and 2018 Credit Agreement is, variable based on LIBOR, and a lowering of our credit rating in the fourth quarter of 2018. We had total average borrowings (including capital leases) of $428.8 million in the first quarter of 2019 compared to total average borrowings of $215.2 million in the first quarter of 2018. The increase in total average borrowings (including finance leases) was driven by an increase of $213.6 million in our average revolving debt balance under the 2018 Credit Agreement, which was driven by beginning 2019 with debt balance that was $174.3 million higher than the beginning of 2018.

Other Income (Expense)
Other income (expense) was $0.9 million in the first quarter of 2019, compared to $0.5 million in the first quarter of 2018. The change was driven by our diesel fuel hedging contracts, as fuel prices slightly increased during the first quarter of 2019, reducing the unrealized losses on those contracts.

Income Taxes
The effective income tax rate for the first quarter of 2019 and the first quarter of 2018 was 31.9% and 29.4%, respectively. The increase in the effective income tax rate was primarily attributable to an increase in the net tax benefit deficiencies associated with settlement of share-based payment awards in the first quarter of 2019 as compared the first quarter of 2018, and an increase in nondeductible expenses associated with the 2017 federal tax reform. Additionally, the effective income tax rate in the first quarter of 2019 was impacted by the lower overall income before income taxes as compared to the first quarter of 2018.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility and replaced the 2011 Credit Agreement. The 2018 Credit Agreement expires on August 31, 2023.  Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the Synthetic Lease for our new distribution center in California.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At May 4, 2019, we were in compliance with the covenants of the 2018 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 4, 2019, we had $470.4 million of borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $214.2 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $15.4 million. We believe that cash on hand, cash equivalents, cash available from future operations, and our 2018 Credit Agreement will provide us with sufficient liquidity to fund our operations for at least the next twelve months. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

In March 2019, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common shares. During the first quarter of 2019, we purchased approximately 1.3 million of our common shares for $48.0 million under the 2019 Repurchase Program, at an average price of $37.78. We utilized proceeds from the 2018 Credit Agreement to assist in funding our 2019 Repurchase Program during the first quarter of 2019. We expect to repurchase our common shares under the 2019 Repurchase Program from time to time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2019 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. We intend to fund the repurchases with cash provided by operations, although given the cyclical pattern of our cash flows, we may need to use borrowings under the 2018 Credit Agreement to fund repurchases as we did in the first quarter of 2019.

In March 2019, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on April 5, 2019 to shareholders of record as of the close of business on March 22, 2019. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2018. In the first quarter of 2019, we paid approximately $13.2 million in dividends compared to $14.4 million in the first quarter of 2018.

The following table compares the primary components of our cash flows from the first quarter 2019 compared to the first quarter 2018:

(In thousands)	2019	2018	Change
Net cash provided by operating activities	$57,435	$96,885	$(39,450)
Net cash used in investing activities	(76,766)	(65,437)	(11,329)
Net cash provided by (used in) financing activities	$36,869	$(17,794)	$54,663

Cash provided by operating activities decreased by $39.5 million to $57.4 million in the first quarter of 2019 compared to $96.9 million in the first quarter of 2018. The primary drivers of the decrease were increased cash outflows for accounts payable and a decrease of $15.7 million in net income. This was partially offset by a reduction in the cash outflows for other current assets of $33.6 million, along with a $19.4 million increase in cash inflows from inventories. During the fourth quarter of 2018 and the first quarter of 2019, we decided to accelerate our inventory purchases to mitigate tariff cost exposure. The result of this decision was that it increased our inventory position, while decreasing our accounts payable position, as we have already paid for the earlier inventory receipts by the end of the first quarter of 2019, compared to the prior year when we would not have had to pay for them by the end of the first quarter of 2018. Additionally, the increase in our inventory was driven by a shift in timing of our planned home events, which support our Furniture, Soft Home and Hard Home merchandise categories to earlier in the summer; therefore we shifted forward the timing of merchandise receipts to support those events. The change in other current assets was driven by the settlement of our shareholder litigation matter in 2018, after the end of the first quarter of 2018.

Cash used in investing activities increased by $11.3 million to $76.8 million in the first quarter of 2019 compared to $65.4 million in the first quarter of 2018.  The increase was primarily due to an increase of $45.8 million in capital expenditures, partially offset by a decrease in assets acquired under synthetic lease of $34.5 million for our new distribution center in Apple Valley, California. The increase in capital expenditures was driven by investments in new stores growth, our store of the future remodel initiative and equipment for our new California distribution center. The decrease in assets acquired under synthetic lease was driven by the impact of the adoption of a new lease accounting standard.

Cash provided by financing activities increased by $54.7 million to $36.9 million in the first quarter of 2019 compared to $17.8 million used in the first quarter of 2018.  The primary driver of the increase in cash provided by financing activities was an increase in net proceeds under the 2018 Credit Agreement of approximately $122.1 million in the first quarter of 2019 compared to the first quarter of 2018. Partially offsetting the increase in cash provided by financing activities was a $34.3 million increase in repurchases of common shares under our share repurchase programs in the first quarter of 2019 compared to the first quarter of 2018 and a decrease of $34.5 million in proceeds from the synthetic lease for our California distribution center.

We now expect cash provided by operating activities less capital expenditures to be approximately $65 million for 2019, which reflects the expected impact of cash outflows for the transformational restructuring initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2018 Form 10-K for additional information about our accounting policies. During the first quarter of 2019, we adopted ASU 2016-02, Leases (Topic 842), and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. We revised our accounting policy on leases in conjunction with the adoption of ASU 2016-02.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2018 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had borrowings of $470.4 million under the 2018 Credit Agreement at May 4, 2019. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $4.3 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At May 4, 2019, we had outstanding derivative instruments, in the form of collars, covering 6.3 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2019	2,700	2,700	$284
2020	2,400	2,400	(71)
2021	1,200	1,200	73
Total	6,300	6,300	$286

Additionally, at May 4, 2019, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $2.1 million.

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

Changes in Internal Control over Financial Reporting
During the first quarter of 2019, we implemented a new module within our lease management system and updated our processes and internal controls in conjunction with the adoption of the new lease accounting standard, ASU 2016-02, Leases. This implementation resulted in a material change in a component of our internal control over financial reporting and was not made in response to a deficiency in internal controls.

Except as noted above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a discussion of certain litigated matters, see note 8 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2018 Form 10-K.

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

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018 (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. On August 1, 2018, President Trump instructed the USTR to consider increasing the tariff on the List 3 products from 10% to 25%. On September 17, 2018, the USTR released the final List 3 covering 5,745 full or partial lines of the 6,031 originally targeted product lines and announced that the List 3 tariffs will be implemented in two phases. On September 24, 2018, a 10% incremental tariff went into effect with respect to the List 3 products. The List 3 tariff was scheduled to increase to 25% on January 1, 2019. However, on December 1, 2018, the White House delayed implementation of the List 3 tariff increase until March 1, 2019, to allow Chinese and U.S. leaders to begin negotiations on various policy issues. On March 5, 2019, the USTR further delayed the implementation of List 3 tariff increase until further notice. On May 10, 2019, the USTR announced that the List 3 tariffs would increase to 25% for all List 3 goods, exempting goods imported prior to May 10 that enter the U.S. before June 1, 2019. On May 13, 2019, the USTR announced its intention to impose an incremental tariff of 25% on another $300 billion worth of imports from China comprised effectively of nearly all remaining imports from China (“List 4”) following the completion of a public notice and comment period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2019 - March 2, 2019	—	$—	—	$—
March 3, 2019 - March 30, 2019	245	37.86	245	40,740
March 31, 2019 - May 4, 2019	1,026	37.76	1,026	1,985
Total	1,271	$37.78	1,271	$1,985

(1)
The 2019 Repurchase Program is comprised of a March 6, 2019 authorization by our Board of Directors for the repurchase of up to $50.0 million of our common shares. During the first quarter of 2019, we purchased approximately 1.3 million of our common shares for approximately $48.0 million under the 2019 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2019

BIG LOTS, INC.

By: /s/ Timothy A. Johnson

Timothy A. Johnson
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)