Form 10-Q
period 2019-08-03
BIG LOTS INC
filed 2019-09-11
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-08897
BIG LOTS INC
(Exact name of registrant as specified in its charter)

Ohio                              06-1119097
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

4900 E. Dublin-Granville Road, Columbus, Ohio                  43081
(Address of Principal Executive Offices)                 (Zip Code)

(614) 278-6800
(Registrant's telephone number, including area code)

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 6, 2019, was 39,015,647.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 3, 2019

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	2

b)	Consolidated Balance Sheets at August 3, 2019 (Unaudited) and February 2, 2019 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signature		28

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$1,252,414	$1,222,169	$2,548,210	$2,490,152
Cost of sales (exclusive of depreciation expense shown separately below)	754,184	730,750	1,530,933	1,486,775
Gross margin	498,230	491,419	1,017,277	1,003,377
Selling and administrative expenses	455,026	426,605	915,631	864,697
Depreciation expense	30,023	30,496	62,820	59,025
Operating profit	13,181	34,318	38,826	79,655
Interest expense	(4,565)	(2,407)	(8,298)	(3,983)
Other income (expense)	(789)	149	121	657
Income before income taxes	7,827	32,060	30,649	76,329
Income tax expense	1,649	7,896	8,931	20,926
Net income and comprehensive income	$6,178	$24,164	$21,718	$55,403

Earnings per common share
Basic	$0.16	$0.59	$0.55	$1.33
Diluted	$0.16	$0.59	$0.55	$1.33

Weighted-average common shares outstanding
Basic	39,000	41,061	39,461	41,587
Dilutive effect of share-based awards	77	220	83	106
Diluted	39,077	41,281	39,544	41,693

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	August 3, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$53,705	$46,034
Inventories	874,058	969,561
Other current assets	112,675	112,408
Total current assets	1,040,438	1,128,003
Operating lease right-of-use assets	1,208,349	—
Property and equipment - net	860,648	822,338
Deferred income taxes	16,077	8,633
Other assets	66,783	64,373
Total assets	$3,192,295	$2,023,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345,355	$396,903
Current operating lease liabilities	239,592	—
Property, payroll, and other taxes	86,177	75,317
Accrued operating expenses	206,733	99,422
Insurance reserves	37,745	38,883
Accrued salaries and wages	35,192	26,798
Income taxes payable	614	1,237
Total current liabilities	951,408	638,560
Long-term obligations	467,800	374,100
Noncurrent operating lease liabilities	1,021,130	—
Deferred rent	—	60,700
Insurance reserves	52,122	54,507
Unrecognized tax benefits	13,381	14,189
Synthetic lease obligation	—	144,477
Other liabilities	41,911	43,773
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,001 shares and 40,042 shares, respectively	1,175	1,175
Treasury shares - 78,494 shares and 77,453 shares, respectively, at cost	(2,547,556)	(2,506,086)
Additional paid-in capital	617,993	622,685
Retained earnings	2,572,931	2,575,267
Total shareholders' equity	644,543	693,041
Total liabilities and shareholders' equity	$3,192,295	$2,023,347

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended August 4, 2018
Balance - May 5, 2018	42,338	$1,175	75,157	$(2,412,437)	$613,621	$2,486,753	$689,112
Comprehensive income	—	—	—	—	—	24,164	24,164
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,474)	(12,474)
Purchases of common shares	(2,376)	—	2,376	(96,148)	(3,920)	—	(100,068)
Exercise of stock options	—	—	—	—	—	—	—
Restricted shares vested	22	—	(22)	718	(718)	—	—
Performance shares vested	3	—	(3)	84	(84)	—	—
Other	—	—	—	(1)	(1)	—	(2)
Share-based employee compensation expense	—	—	—	—	4,993	—	4,993
Balance - August 4, 2018	39,987	1,175	77,508	(2,507,784)	613,891	2,498,443	605,725

Twenty-Six Weeks Ended August 4, 2018
Balance - February 3, 2018	41,925	1,175	75,570	(2,422,396)	622,550	2,468,258	$669,587
Comprehensive income	—	—	—	—	—	55,403	55,403
Dividends declared ($0.60 per share)	—	—	—	—	—	(25,218)	(25,218)
Purchases of common shares	(2,623)	—	2,623	(107,341)	(3,920)	—	(111,261)
Exercise of stock options	1	—	(1)	20	—	—	20
Restricted shares vested	388	—	(388)	12,454	(12,454)	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—
Other	—	—	—	4	1	—	5
Share-based employee compensation expense	—	—	—	—	17,189	—	17,189
Balance - August 4, 2018	39,987	1,175	77,508	(2,507,784)	613,891	2,498,443	605,725

Thirteen Weeks Ended August 3, 2019
Balance - May 4, 2019	39,042	1,175	78,453	(2,545,967)	614,174	2,578,949	648,331
Comprehensive income	—	—	—	—	—	6,178	6,178
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,196)	(12,196)
Purchases of common shares	(53)	—	53	(1,994)	—	—	(1,994)
Exercise of stock options	—	—	—	—	—	—	—
Restricted shares vested	12	—	(12)	406	(406)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	—	—	—	(1)	—	—	(1)
Share-based employee compensation expense	—	—	—	—	4,225	—	4,225
Balance - August 3, 2019	39,001	$1,175	78,494	$(2,547,556)	$617,993	$2,572,931	$644,543

Twenty-Six Weeks Ended August 3, 2019
Balance - February 2, 2019	40,042	1,175	77,453	(2,506,086)	622,685	2,575,267	693,041
Comprehensive income	—	—	—	—	—	21,718	21,718
Dividends declared ($0.60 per share)	—	—	—	—	—	(24,402)	(24,402)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,456)	—	1,456	(54,919)	—	—	(54,919)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	154	—	(154)	4,995	(4,995)	—	—
Performance shares vested	255	—	(255)	8,255	(8,255)	—	—
Other	—	—	—	(3)	—	—	(3)
Share-based employee compensation expense	—	—	—	—	8,560	—	8,560
Balance - August 3, 2019	39,001	$1,175	78,494	$(2,547,556)	$617,993	$2,572,931	$644,543

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Operating activities:
Net income	$21,718	$55,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,259	53,996
Non-cash lease amortization expense	114,348	—
Deferred income taxes	(7,551)	(9,678)
Non-cash impairment charge	2,914	—
Loss on disposition of equipment	130	287
Non-cash share-based compensation expense	8,560	17,189
Unrealized gain on fuel derivatives	(152)	(562)
Change in assets and liabilities:
Inventories	95,504	18,598
Accounts payable	(51,548)	4,495
Operating lease liabilities	(93,364)	—
Current income taxes	(10,944)	(23,990)
Other current assets	(23,597)	(24,034)
Other current liabilities	43,344	12,646
Other assets	(2,578)	(782)
Other liabilities	(1,758)	6,992
Net cash provided by operating activities	158,285	110,560
Investing activities:
Capital expenditures	(162,840)	(89,065)
Cash proceeds from sale of property and equipment	127	210
Assets acquired under synthetic lease	—	(82,607)
Other	(18)	36
Net cash used in investing activities	(162,731)	(171,426)
Financing activities:
Net proceeds from borrowings under bank credit facility	93,700	124,900
Payment of finance lease obligations	(1,946)	(1,597)
Dividends paid	(24,915)	(26,527)
Proceeds from the exercise of stock options	200	20
Payment for treasury shares acquired	(54,919)	(111,261)
Proceeds from synthetic lease	—	82,607
Other	(3)	5
Net cash provided by financing activities	12,117	68,147
Increase in cash and cash equivalents	7,671	7,281
Cash and cash equivalents:
Beginning of period	46,034	51,176
End of period	$53,705	$58,457

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a discount retailer operating in the United States (“U.S.”).  At August 3, 2019, we operated 1,411 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our website are not incorporated into or otherwise part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2019 (“2019”) is comprised of the 52 weeks that began on February 3, 2019 and will end on February 1, 2020.  Fiscal year 2018 (“2018”) was comprised of the 52 weeks that began on February 4, 2018 and ended on February 2, 2019.  The fiscal quarters ended August 3, 2019 (“second quarter of 2019”) and August 4, 2018 (“second quarter of 2018”) were both comprised of 13 weeks. The year-to-date periods ended August 3, 2019 (“year-to-date 2019") and August 4, 2018 (“year-to-date 2018”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $43.2 million and $42.6 million for the second quarter of 2019 and the second quarter of 2018, respectively, and $88.3 million and $85.5 million for the year-to-date 2019 and the year-to-date 2018, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $17.3 million and $16.4 million for the second quarter of 2019 and the second quarter of 2018, respectively, and $39.7 million and $38.3 million for the year-to-date 2019 and the year-to-date 2018, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2019 and the year-to-date 2018:

	Twenty-Six Weeks Ended
(In thousands)	August 3, 2019	August 4, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest, including financing or capital leases	$8,662	$3,642
Cash paid for income taxes, excluding impact of refunds	27,779	54,979
Gross proceeds from borrowings under bank credit facility	866,500	923,700
Gross payments of borrowings under bank credit facility	772,800	798,800
Cash paid for operating lease liabilities	144,318	—
Non-cash activity:
Assets acquired under financing or capital leases	70,831	750
Accrued property and equipment	44,458	34,031
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,383,557	$—

Property and Equipment - Net
Depreciation and amortization expense of property and equipment are recorded on a straight-line basis using estimated service lives. We began a significant capital investment program in our store of the future concept in 2018, which resulted in us reviewing our estimated service lives of our leasehold improvements and fixtures and equipment at both our renovated stores and newly opened stores. During 2019, in connection with analysis of our remaining lease terms under ASC 842, we changed the estimated service lives on leasehold improvements for new stores from 5 years to 10 years and for renovated stores from 5 years to 7 years, both of which more appropriately reflect the remaining lease term on these stores. Additionally, we changed the estimated service lives on fixtures and certain equipment from 5 years to 7 years for both new stores and renovated stores to reflect our revised expectation on our renovation cycle, while taking into consideration our remaining lease term.

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

Adoption of this standard, in the first quarter of 2019, resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $1,110 million and $1,138 million, respectively, with difference in amounts being primarily comprised of pre-existing deferred rent and prepaid rent. The impact of the adoption was immaterial to the consolidated statements of shareholders' equity. For further discussion on our leases, see note 4.

NOTE 2 – DEBT

Bank Credit Facility
On August 31, 2018, we entered into a $700 million five-year unsecured credit facility (“2018 Credit Agreement”) that replaced our prior credit facility entered into in July 2011 and most recently amended in May 2015 (“2011 Credit Agreement”). The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the 2018 Credit Agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our new distribution center in California. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At August 3, 2019, we had $467.8 million of borrowings outstanding under the 2018 Credit Agreement, while $16.1 million was committed to outstanding letters of credit, leaving $216.1 million available under the 2018 Credit Agreement.

Subsequent Event - Secured Equipment Term Note
On August 7, 2019, we entered into a $70 million term note agreement, which is secured by the equipment at our new California distribution center. The initial term of this note will expire on May 7, 2024. We are required to make monthly payments on this amortizing note over its term and are permitted to prepay the note at any time. The interest rate on the note is 3.3%. We used the funds from the secured note to pay down outstanding borrowings under the 2018 Credit Agreement that we previously used to fund the purchase and assembly of the equipment at our new California distribution center.

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $32.6 million and $31.6 million at August 3, 2019 and February 2, 2019, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

The fair values of our long-term obligations under the 2018 Credit Agreement are estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying our long-term obligations, the carrying value of these instruments approximates their fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – LEASES

We determine if an arrangement contains a lease at inception of the agreement. Our leased property consists of our retail stores, our corporate office, and certain information technology, store security, and other office equipment. Certain of our store leases have rent escalations and/or have tenant allowances or other lease incentives, which are fixed in nature and included in our calculation of right-of-use assets. Certain of our store leases provide for contingent rents, which are recorded as variable costs and not included in our calculation of right-of-use assets. Many of our store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance, which are recorded as variable costs and not included in our calculation of right-of-use assets, except for certain fixed CAM charges that are not variable. Many of our leases contain provisions for options to renew, extend the original term for additional periods, or terminate the lease if certain sales thresholds are not attained. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. Our lease agreements do not contain material residual value guarantees (excluding the synthetic lease arrangement discussed below), restrictions, or covenants.

In November 2017, we entered into a synthetic lease arrangement for a new distribution center in California. The term of this lease commenced in the second quarter of 2019 and will expire after five years. Under the prior accounting standard, this lease was accounted for as a capital lease due to certain construction period considerations; therefore, it was reflected in both our balance sheet and our future minimum lease obligations disclosure. As the lease commenced in the second quarter of 2019, we assessed the lease classification of the agreement and determined it was an operating lease under ASC 842; therefore, the lease is included in our operating lease right-of-use assets and operating lease liabilities in the below table as of August 3, 2019. The annual lease payments are approximately $7 million for the duration of the term. Additionally, this arrangement includes a residual value guarantee.

Leases were recorded in our consolidated balance sheets as follows:

Leases	Balance Sheet Location	August 3, 2019
Assets		(In thousands)
Operating	Operating lease right-of-use assets	$1,208,349
Finance	Property and equipment - net	80,578
Total right-of-use assets		$1,288,927
Liabilities
Current
Operating	Current operating lease liabilities	$239,592
Finance	Accrued operating expenses	75,211
Noncurrent
Operating	Noncurrent operating lease liabilities	1,021,130
Finance	Other liabilities	6,631
Total lease liabilities		$1,342,564

The components of lease costs were as follows:

	Statements of Operations and Comprehensive Income Location	Second Quarter	Year-to-date
Lease cost		2019	2019
		(In thousands)
Operating lease cost	Selling and administrative expenses	$73,863	$143,049
Finance lease cost
Amortization of leased assets	Depreciation	988	1,976
Interest on lease liabilities	Interest expense	120	252
Short-term lease cost	Selling and administrative expenses	1,505	3,083
Variable lease cost	Selling and administrative expenses	87	219
Total lease cost		$76,563	$148,579

Maturity of our lease liabilities at August 3, 2019, was as follows:

Fiscal Year	Operating Leases	Finance Leases
2019 (excluding the first and second quarters of 2019)	$146,028	$5,436
2020	274,928	74,713
2021	239,318	3,338
2022	200,988	610
2023	166,300	117
Thereafter	415,526	71
Total lease payments	$1,443,088	$84,285
Less amount to discount to present value	$(182,366)	$(2,443)
Present value of lease liabilities	$1,260,722	$81,842

During the second quarter of 2019, we exercised our option to initiate the purchase of our corporate headquarters property, which we are currently leasing. This contract modification required us to reassess our lease classification, and the reassessment resulted in a determination that the lease classification changed from an operating lease to a financing lease, which drove the significant increase in our total finance lease payment in the table above. We are committed to completing the purchase of the property by the beginning of the second quarter of 2020. Additionally, we have begun marketing for sale our currently operating California distribution center, which is being replaced by our newly leased California distribution center. We anticipate a significant amount of proceeds from the sale of our currently operating California distribution center.

Lease term and discount rate, for our operating leases, at August 3, 2019 were as follows:

August 3, 2019
Weighted average remaining lease term (years)	6.8
Weighted average discount rate	4.3%

Our weighted average discount rate represents our estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either adoption of the standard or the period in which the lease term expectation was modified. Our finance leases, and the associated remaining lease term and discount rate, are insignificant, excluding our corporate headquarters property discussed above.

Disclosures Related to Periods Prior to Adoption of ASC 842, Leases
Under ASC 840, Leases, future minimum rental commitments for leases, excluding closed store leases, real estate taxes, CAM, and property insurance, and scheduled payments for all capital leases at February 2, 2019, were as follows:

Fiscal Year	Operating Leases	Capital Leases
2019 (full 12 months)	$279,844	$9,050
2020	244,978	10,815
2021	204,362	9,725
2022	159,479	6,992
2023	120,023	6,512
Thereafter	310,474	127,864
Total lease payments	$1,319,160	$170,958
Less amount to discount to present value		$(14,758)
Present value of lease liabilities		$156,200

NOTE 5 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At August 3, 2019, we excluded from securities outstanding for the computation of earnings per share performance share units, for which the minimum applicable performance conditions had not been attained as of August 3, 2019, and antidilutive stock options and restricted stock units. At August 4, 2018, there were no securities outstanding which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock units, and performance share units. For the second quarter of 2019 and 2018, there were 0.2 million and 0.1 million stock options, respectively, outstanding that were antidilutive, as determined under the treasury stock method, and excluded from the computation of diluted earnings. There were 0.2 million stock options outstanding for the year-to-date 2019 that were antidilutive, and for the year-to-date 2018, antidilutive options outstanding were determined to be immaterial. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.5 million and 0.2 million for the second quarter of 2019 and 2018, respectively. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.4 million and 0.1 million for the year-to-date 2019 and 2018, respectively.

Share Repurchase Programs
On March 6, 2019, our Board of Directors (“Board”) authorized a share repurchase program providing for the repurchase of $50 million of our common shares (“2019 Repurchase Program”). The 2019 Repurchase Program was exhausted during the second quarter of 2019.

During the second quarter of 2019, we acquired approximately 0.1 million of our outstanding common shares for $2.0 million under the 2019 Repurchase Program. During the year-to-date 2019, we acquired approximately 1.3 million of our outstanding common shares for $50.0 million under the 2019 Repurchase Program.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2019:		(In thousands)	(In thousands)
First quarter	$0.30	$12,206	$13,197
Second quarter	$0.30	$12,196	$11,718
Total	$0.60	$24,402	$24,915

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards, restricted stock units, and performance share units. The payment of future dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

NOTE 6 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $4.2 million and $5.0 million in the second quarter of 2019 and the second quarter of 2018, respectively, and $8.6 million and $17.2 million for the year-to-date 2019 and the year-to-date 2018, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at February 2, 2019	483,182	$46.50
Granted	333,222	36.45
Vested	(141,820)	47.72
Forfeited	(20,418)	42.73
Outstanding non-vested restricted stock units at May 4, 2019	654,166	$41.25
Granted	46,487	27.86
Vested	(12,509)	40.74
Forfeited	(9,110)	40.43
Outstanding non-vested restricted stock units at August 3, 2019	679,034	$40.35

The non-vested restricted stock units granted in the year-to-date 2019 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

Non-vested Stock Units Granted to Non-Employee Directors
In the second quarter of 2019, 11,632 common shares underlying the restricted stock units granted in 2018 to the non-employee members of our Board vested on the trading day immediately preceding our 2019 Annual Meeting of Shareholders (“2019 Annual Meeting”). These units were part of the annual compensation to the non-employee members of the Board. Additionally, in the second quarter of 2019, the chairman of our Board received an annual restricted stock unit grant having a grant date fair value of approximately $210,000. The remaining non-employees elected to our Board at our 2019 Annual Meeting each received an annual restricted stock unit grant having a grant date fair value of approximately $145,000. The 2019 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2020 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability.  However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board before either vesting event occurs.

Performance Share Units
In the year-to-date 2019, we issued performance share units (“PSUs”) to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at August 3, 2019	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2016	6,775	March 2018		Fiscal 2018
2017	205,420	March 2019		Fiscal 2019
2018	219,378		March 2020	Fiscal 2020
2019	317,832		March 2021	Fiscal 2021
Total	749,405

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At August 3, 2019, we estimate the attainment of an average performance that is lower than the targets established for the PSUs issued in 2017, but above the minimum attainment for vesting. We recognized $1.0 million and $2.6 million in the second quarter of 2019 and 2018, respectively, and $2.2 million and $11.2 million in the year-to-date 2019 and 2018, respectively, of share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at February 2, 2019	282,083	$55.67
Granted	217,518	31.89
Vested	(275,308)	55.67
Forfeited	(8,144)	31.89
Outstanding PSUs at May 4, 2019	216,149	$32.51
Granted	—	—
Vested	—	—
Forfeited	(3,954)	31.89
Outstanding PSUs at August 3, 2019	212,195	$32.52

Stock Options
The following table summarizes stock option activity for the year-to-date 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2019	237,501	$38.30
Exercised	(6,250)	32.04
Forfeited	(77,500)	43.85
Outstanding stock options at May 4, 2019	153,751	$35.76	0.9	$288
Exercised	—	—
Forfeited	—	—
Outstanding stock options at August 3, 2019	153,751	$35.76	0.6	$—
Vested or expected to vest at August 3, 2019	153,751	$35.76	0.6	$—
Exercisable at August 3, 2019	153,751	$35.76	0.6	$—

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2019	2018	2019	2018
Total intrinsic value of stock options exercised	$—	$—	$42	$8
Total fair value of restricted stock vested	341	943	5,383	18,188
Total fair value of performance shares vested	$—	$109	$9,706	$12,792

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at August 3, 2019 was approximately $20.9 million.  This compensation cost is expected to be recognized through March 2022 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.0 years from August 3, 2019.

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

NOTE 8 – CONTINGENCIES

California Wage and Hour Matters
We currently are defending four purported wage and hour class actions and several individual representative actions in California, the vast majority of which have been brought since January 2018. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. Upon further consideration of these matters, including outcomes of cases against other retailers, during the first quarter of 2019, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. Since the end of the first quarter of 2019, we reached tentative settlements in each of the class actions, subject to final documentation and court approval. We intend to defend ourselves vigorously against the allegations levied in the remaining lawsuits. We believe the existing accrual for litigation remains appropriate.

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

NOTE 9 – RESTRUCTURING COSTS

In March 2019, we announced a transformational restructuring initiative to both drive growth in our net sales and reduce costs within our business. We expect to generate costs savings from this initiative through improved markdown and merchandise management, reduced management layers, optimization of store labor, improved efficiencies in our supply chain, and reduced centralized costs. As we implement this initiative, we have incurred upfront costs, including employee severance costs and consultancy fees, and made payments to execute the initiative.

We incurred $15.3 million in costs associated with our transformational restructuring initiative during the first quarter of 2019, which were recorded in selling and administrative expenses. We incurred an additional $19.5 million in costs associated with our transformational restructuring initiative during the second quarter of 2019. We estimate that we will incur an additional $1 million to $5 million in costs during the remainder of 2019 related to our transformational restructuring initiative, which will principally be focused on consultancy fees.

The changes in our liabilities associated with severance and postemployment benefits, which are recorded in accrued operating expenses, during the year-to-date 2019 were as follows (in thousands):

Balance at February 2, 2019	$—
Charges	7,253
Payments	(803)
Other	—
Balance at May 4, 2019	$6,450
Charges	7,344
Payments	(1,882)
Other	(1,182)
Balance at August 3, 2019	$10,730

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2019	2018	2019	2018
Furniture	$303,358	$271,172	$687,255	$627,573
Seasonal	246,106	241,972	429,597	417,573
Consumables	196,955	192,701	383,457	378,735
Soft Home	190,767	182,796	399,904	382,522
Food	169,157	174,511	350,282	363,935
Hard Home	81,891	91,955	163,751	179,641
Electronics, Toys, & Accessories	64,180	67,062	133,964	140,173
Net sales	$1,252,414	$1,222,169	$2,548,210	$2,490,152

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	August 3, 2019	February 2, 2019
Diesel fuel collars (in gallons)	5,400	7,200

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	August 3, 2019	February 2, 2019
Diesel fuel collars	Other current assets	$308	$523
	Other assets	455	203
	Accrued operating expenses	(475)	(586)
	Other liabilities	(821)	(825)
Total derivative instruments		$(533)	$(685)

The effect of derivative instruments on the consolidated statements of operations and comprehensive income was as follows:

		Amount of Gain (Loss)
(In thousands)		Second Quarter		Year-to-Date
Derivative Instrument	Statements of Operations and Comprehensive Income Location	2019	2018	2019	2018
Diesel fuel collars
Realized	Other income (expense)	$22	$118	$(25)	$125
Unrealized	Other income (expense)	(819)	33	153	562
Total derivative instruments		$(797)	$151	$128	$687

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

The following are the results from the second quarter of 2019 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2018:

•	Net sales increased $30.2 million, or 2.5%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $14.4 million, or 1.2%.

•	Gross margin dollars increased $6.8 million, while gross margin rate declined 40 basis points to 39.8% of net sales.

•	Selling and administrative expenses increased $28.4 million. As a percentage of net sales, selling and administrative expenses increased 140 basis points to 36.3% of net sales.

•	Operating profit rate decreased 170 basis points to 1.1%.

•	Diluted earnings per share decreased to $0.16 per share from $0.59 per share.

•	Inventory increased by 2.3%, or $19.9 million, to $874.1 million from the second quarter of 2018.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the second quarter of 2019 consistent with the quarterly cash dividend of $0.30 per common share paid in the second quarter of 2018.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2019 and the year-to-date 2018:

	2019	2018
Stores open at the beginning of the fiscal year	1,401	1,416
Stores opened during the period	29	5
Stores closed during the period	(19)	(6)
Stores open at the end of the period	1,411	1,415

We expect to open approximately 52 stores and close approximately 47 stores during 2019.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.2	59.8	60.1	59.7
Gross margin	39.8	40.2	39.9	40.3
Selling and administrative expenses	36.3	34.9	35.9	34.7
Depreciation expense	2.4	2.5	2.5	2.4
Operating profit	1.1	2.8	1.5	3.2
Interest expense	(0.4)	(0.2)	(0.3)	(0.2)
Other income (expense)	(0.1)	0.0	0.0	0.0
Income before income taxes	0.6	2.6	1.2	3.1
Income tax expense	0.1	0.6	0.4	0.8
Net income	0.5%	2.0%	0.9%	2.2%

SECOND QUARTER OF 2019 COMPARED TO SECOND QUARTER OF 2018

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the second quarter of 2019 compared to the second quarter of 2018 were as follows:

Second Quarter
($ in thousands)	2019		2018		Change		Comps
Furniture	$303,358	24.2%	$271,172	22.2%	$32,186	11.9%	9.1%
Seasonal	246,106	19.7	241,972	19.8	4,134	1.7	0.8
Consumables	196,955	15.7	192,701	15.8	4,254	2.2	1.9
Soft Home	190,767	15.2	182,796	14.9	7,971	4.4	2.9
Food	169,157	13.6	174,511	14.3	(5,354)	(3.1)	(3.3)
Hard Home	81,891	6.5	91,955	7.5	(10,064)	(10.9)	(11.6)
Electronics, Toys, & Accessories	64,180	5.1	67,062	5.5	(2,882)	(4.3)	(6.4)
Net sales	$1,252,414	100.0%	$1,222,169	100.0%	$30,245	2.5%	1.2%

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

Net sales increased $30.2 million, or 2.5%, to $1,252.4 million in the second quarter of 2019, compared to $1,222.2 million in the second quarter of 2018.  The increase in net sales was partly driven by a 1.2% increase in our comps, which increased net sales by $14.4 million. Additionally, our non-comparable store sales increased net sales by $15.8 million. While we experienced a net decrease of four stores at the end of the second quarter of 2019 compared to the number of stores open at the end of the second quarter of 2018, the productivity of our new and relocated stores has significantly outperformed the productivity of the stores we closed. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

Our Furniture, Seasonal, Soft Home, and Consumables merchandise categories generated increased net sales and positive comps in the second quarter of 2019 compared to the second quarter of 2018:

•
Our Furniture category experienced increases in net sales and comps during the second quarter of 2019, primarily driven by the upholstery, case goods, and mattresses departments. The newness in the upholstery and case goods departments continue to appeal to Jennifer, our core customer.

•
Our Seasonal category experienced increased net sales and comps, driven by the summer and lawn & garden departments, resulting from enhanced quality and assortment range, as well as pricing and promotional changes that were implemented due to challenging weather during the early portion of the second quarter of 2019.

•
The increased net sales and comps in our Soft Home category were primarily attributable to the home décor, home organization, and flooring departments, as we gradually expand our space allocation in this category through our store of the future conversions.

•
Our Consumables category experienced increases in both net sales and comps, driven by housekeeping, paper, pet, and our health, beauty, and cosmetics departments. The housekeeping department increase was heavily impacted by a new everyday assortment and branded products.

The increase in net sales and positive comps in our Furniture, Seasonal, Soft Home, and Consumables merchandise categories were partially offset by negative net sales and comps in our Food, Hard Home, Electronics, Toys & Accessories merchandise categories:

•
Our Food category experienced decreases in comps and net sales primarily driven by competitive pressures on our staple food offerings. Though our comp in Food was negative in the second quarter of 2019, it did improve compared to the first quarter of 2019 as we gradually started to experience the impact of our merchandise category reset that occurred prior to the beginning of the second quarter of 2019.

•
Our Hard Home and Electronics, Toys, & Accessories categories experienced decreases in net sales and negative comps primarily due to intentionally narrowed assortments, as we gradually reduce our space allocation from these categories through our store of the future conversions. Additionally, Hard Home was impacted by the liquidation of our greetings card offering during the second quarter of 2019.

Gross Margin
Gross margin dollars increased $6.8 million, or 1.4%, to $498.2 million for the second quarter of 2019, compared to $491.4 million for the second quarter of 2018. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $12.2 million. Gross margin as a percentage of net sales decreased 40 basis points to 39.8% in the second quarter of 2019 as compared to 40.2% in the second quarter of 2018. The gross margin rate decrease was primarily due to a higher markdown rate from promotional selling, which was partially offset by a higher initial mark-up compared to the second quarter of 2018.

Selling and Administrative Expenses
Selling and administrative expenses were $455.0 million for the second quarter of 2019, compared to $426.6 million for the second quarter of 2018.  The increase of $28.4 million in selling and administrative expenses was driven by $19.5 million in costs associated with our transformational restructuring initiative announced in the first quarter of 2019, store-related occupancy costs of $8.5 million, and $4.1 million in accrued bonus expense, partially offset by a decrease in self-insurance costs of $2.4 million and store-related payroll of $1.5 million. The costs associated with our transformational restructuring consisted of consulting expenses and employee separation costs, focused in our store organization, incurred during the second quarter of 2019. Store-related occupancy costs increased in the second quarter of 2019 primarily due to the impact of the adoption of a new lease accounting standard, normal rent increases for stores that we renewed in late 2018, and the impact of a few early store closings. The increase in accrued bonus expense was driven by stronger performance in the second quarter of 2019 relative to our quarterly and annual operating plans as compared to our performance in the second quarter of 2018 relative to our quarterly and annual operating plans. Self-insurance costs decreased in the second quarter of 2019 primarily as a result of lower workers' compensation and general liability claims. The decrease in store-related payroll in the second quarter of 2019 is primarily due to a reduction in the volume of inventory receipts at our stores, along with a net decrease of 4 stores since the end of the second quarter of 2018.

As a percentage of net sales, selling and administrative expenses increased 140 basis points to 36.3% for the second quarter of 2019 compared to 34.9% for the second quarter of 2018.

Depreciation Expense
Depreciation expense decreased $0.5 million to $30.0 million in the second quarter of 2019, compared to $30.5 million for the second quarter of 2018. Depreciation expense as a percentage of sales decreased 10 basis points compared to the second quarter of 2018. The decrease was driven primarily by a change in our accounting estimate on the useful lives of our leasehold improvements, fixtures, and equipment. We extended our estimated useful lives on stores that we have converted to our store of the future concept to more accurately reflect our expected usage period and average remaining lease term. The decrease in expense was partially offset by our continued investment in our store of the future concept, through both remodels and new stores.

Interest Expense
Interest expense was $4.6 million in the second quarter of 2019, compared to $2.4 million in the second quarter of 2018. The increase in interest expense was driven by both higher total average borrowings and an increase in interest rates during the past 12 months. We had total average borrowings (including financing and capital leases) of $482.1 million in the second quarter of 2019 compared to total average borrowings of $291.6 million in the second quarter of 2018. The increase in total average borrowings (including finance leases) was driven by an increase of $195.3 million in our average revolving debt balance under the 2018 Credit Agreement, which was driven by beginning 2019 with a debt balance that was $174.3 million higher than the beginning of 2018. The increased debt balance was principally driven by elevated capital expenditures during the past twelve months. The average interest rate on our revolving debt was impacted by increases in the LIBOR rate, as our 2011 Credit Agreement was and our 2018 Credit Agreement is, variable based on LIBOR, and a lowering of our credit rating in the fourth quarter of 2018.

Other Income (Expense)
Other income (expense) was $(0.8) million in the second quarter of 2019, compared to $0.1 million in the second quarter of 2018. The change was driven by our diesel fuel hedging contracts, as we recognized unrealized losses in the second quarter of 2019, due to a decrease in forward fuel prices.

Income Taxes
The effective income tax rate for the second quarter of 2019 and the second quarter of 2018 was 21.1% and 24.6%, respectively. The decrease in the effective income tax rate was primarily attributable to an increase in favorable state tax settlement activities partially offset by an increase in nondeductible expenses. Additionally, the effective income tax rate in the second quarter of 2019 was impacted by the lower overall income before income taxes as compared to the second quarter of 2018.

YEAR-TO-DATE 2019 COMPARED TO YEAR-TO-DATE 2018

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2019 and the year-to-date 2018, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2019 compared to the year-to-date 2018 were as follows:

Year-to-Date
($ in thousands)	2019		2018		Change		Comps
Furniture	$687,255	27.0%	$627,573	25.2%	$59,682	9.5%	7.3%
Seasonal	429,597	16.9	417,573	16.8	12,024	2.9	2.1
Soft Home	399,904	15.7	382,522	15.4	17,382	4.5	3.4
Consumables	383,457	15.0	378,735	15.2	4,722	1.2	1.2
Food	350,282	13.7	363,935	14.6	(13,653)	(3.8)	(3.7)
Hard Home	163,751	6.4	179,641	7.2	(15,890)	(8.8)	(9.3)
Electronics, Toys, & Accessories	133,964	5.3	140,173	5.6	(6,209)	(4.4)	(6.2)
Net sales	$2,548,210	100.0%	$2,490,152	100.0%	$58,058	2.3%	1.4%

Net sales increased $58.1 million, or 2.3%, to $2,548.2 million in the year-to-date 2019, compared to $2,490.2 million in the year-to-date 2018.  The increase in net sales was principally due to a 1.4% increase in comps, which increased net sales by $32.6 million. In addition, the productivity of our new and relocated stores, notwithstanding the net decrease of four stores since the end of the second quarter of 2018, increased net sales by $25.5 million.

Our Furniture, Seasonal, Soft Home, and Consumables merchandise categories generated increased net sales and positive comps in the year-to-date 2019 compared to the year-to-date 2018:

•
Our Furniture category experienced increases in net sales and comps during the year-to-date 2019, primarily driven by the case goods, upholstery, and mattresses departments. Our core customer, Jennifer, continued to respond to our newness of trend-right products, particularly in upholstery and case goods. Additionally, we continue to experience growth and acceptance of our lease-to-own finance offering.

•
Our Seasonal category experienced increased net sales and comps, specifically in the summer and lawn & garden departments, despite weather challenges during the early portion of the second quarter of 2019. These increases were attributable to improved quality and expansion of assortment along with more aggressive promotional activity.

•
The increased net sales and comps in our Soft Home category were primarily attributable to the home décor, flooring, bath, and home organization departments, reflecting continued improvement in quality, assortment, and value, captured in the expanded space allocation in our store of the future conversions.

•
Consumables had slight increases in both net sales and comps, mainly driven by housekeeping and the health, beauty, and cosmetics departments. The housekeeping department increase was heavily impacted by a new branded everyday assortment.

The increase in net sales and positive comps in our Furniture, Seasonal, Soft Home, and Consumables merchandise categories were partially offset by negative net sales and comps in our Food, Hard Home, and Electronics, Toys, & Accessories merchandise categories:

•
Food experienced decreases in comps and net sales primarily driven by competitive pressures on our staple food offerings. We performed a category reset at the end of the first quarter of 2019 looking to generate a trend change during the balance of the year, and our comp slightly improved from the first quarter of 2019 to the second quarter of 2019.

•
The negative comps and decreased net sales in Hard Home was due to gradual space reduction as we convert stores to our store of the future concept and the liquidation of our greeting card offering during the second quarter of 2019, partially offset by positive comps in our tabletop department.

•	Our Electronics, Toys, & Accessories category has experienced reduced net sales due to an intentionally narrowed assortment, particularly in our electronics department.

For the third quarter of 2019, we expect comparable store sales to be approximately flat, while we expect net sales to increase as we expect to continue to experience higher productivity from our new and relocated stores.

Gross Margin
Gross margin dollars increased $13.9 million, or 1.4%, to $1,017.3 million for the year-to-date 2019, compared to $1,003.4 million for the year-to-date 2018.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $23.4 million. Gross margin as a percentage of net sales decreased 40 basis points to 39.9% in the year-to-date 2019, compared to 40.3% in the year-to-date 2018. The gross margin rate decrease was primarily the result of a $6.0 million impairment of inventory in our greeting cards department, which we chose to exit, in the first quarter of 2019, and a higher markdown rate from increased promotional activities in the second quarter of 2019. The decrease in gross margin rate was partially offset by a higher initial mark-up compared to the year-to-date 2018.

For the third quarter of 2019, we anticipate our gross margin rate will be slightly lower than the third quarter of 2018 principally due to both higher expected markdowns, associated with the slightly elevated summer and lawn & garden inventory position with which we entered the third quarter of 2019 compared to the third quarter of 2018, and the impact of tariffs on our cost of merchandise.

Selling and Administrative Expenses
Selling and administrative expenses were $915.6 million for the year-to-date 2019, compared to $864.7 million for the year-to-date 2018. The increase of $50.9 million in selling and administrative expenses was attributable to $34.8 million in costs associated with our transformational restructuring initiative announced in March 2019, store-related occupancy costs of $14.1 million, $12.1 million in accrued bonus expense, and $7.3 million in estimated costs associated with employee wage and hour claims brought against us in the state of California, partially offset by a decrease in self-insurance costs of $7.3 million, as well as the impact during the year-to-date 2018 of both the retirement of our former chief executive officer of $7.0 million and the $3.5 million in charges we incurred related to the settlement of shareholder and derivative litigation matters filed in 2012. The costs associated with our transformational restructuring consisted of consulting expenses and employee separation costs, relating to our corporate headquarters and our store organization incurred during the first and second quarters of 2019, respectively. The increase in accrued bonus expense was driven by stronger performance in the year-to-date 2019 relative to our quarterly and annual operating plans as compared to our performance in the year-to-date 2018 relative to our quarterly and annual operating plans. Store-related occupancy costs increased in the year-to-date 2019 primarily due to the impact of the adoption of a new lease accounting standard, the impact of rent associated with leases acquired through bankruptcy proceedings in locations that generated rent expense beginning in the first quarter of 2019, but did not open until the second quarter of 2019 or will open during the third quarter of 2019, normal rent increases for stores that we renewed in late 2018, and the impact of a few early store closings. The decrease in our self-insurance costs resulted from a decrease of workers' compensation and medical claims in year-to-date 2019 compared to year-to-date 2018.

As a percentage of net sales, selling and administrative expenses increased 120 basis points to 35.9% for the year-to-date 2019 compared to 34.7% for the year-to-date 2018.

During the third quarter of 2019, we anticipate that our selling and administrative expenses as a percentage of net sales will be lower in comparison to the third quarter of 2018, principally due to cost savings from our transformational restructuring activities.

Depreciation Expense
Depreciation expense increased $3.8 million to $62.8 million in the year-to-date 2019, compared to $59.0 million for the year-to-date 2018. The increase was driven by our store of the future project and our investment in furniture, fixtures, and equipment for our new headquarters. The increase was partially offset by a change in our accounting estimate on the useful service lives of our leasehold improvements, fixtures, and equipment. We extended our estimated service lives on stores that we have converted to our store of the future concept to more accurately reflect our expected usage period and their average remaining lease term. Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2018.

We expect that our depreciation expense for the third and fourth quarters of 2019 will be higher in comparison to the third and fourth quarters of 2018, principally due to our continued investment in our store of the future concept, partially offset by the impact of the change in the estimated service lives of our leasehold improvements, fixtures, and equipment on our store of the future concept stores, which is estimated at $3 million to $4 million per quarter.

Interest Expense
Interest expense was $8.3 million in the year-to-date 2019, compared to $4.0 million in the year-to-date 2018. The increase in interest expense was driven by increases in both our average interest rate and our average borrowings on our revolving debt in the year-to-date 2019 compared to the year-to-date 2018. We had total average borrowings (including financing and capital leases) of $455.5 million in the year-to-date 2019 compared to total average borrowings of $253.4 million in the year-to-date 2018. The increase in total average borrowings (including capital leases) was driven by an increase of $206.4 million to our average revolving debt balance in 2019 as compared to 2018, which was driven by elevated capital expenditures to support our store of the future concept and the equipment purchases for our new California distribution center during the past twelve months. The average interest rate on our revolving debt was impacted by increases in the LIBOR rate, as our 2011 Credit Agreement was and our 2018 Credit Agreement is variable based on LIBOR, and a lowering of our credit rating in the fourth quarter of 2018.

We expect that our interest expense for the third quarter of 2019 will be higher in comparison to the third quarter of 2018, due to both an increase in estimated average borrowings and an increase in average borrowing rates since the end of the second quarter of 2018.

Other Income (Expense)
Other income (expense) was $0.1 million in the year-to-date 2019, compared to $0.7 million in the year-to-date 2018. The change was driven by a change in diesel fuel pricing trends.

Income Taxes
The effective income tax rate for the year-to-date 2019 and the year-to-date 2018 was 29.1% and 27.4%, respectively. The increase in the effective income tax rate was primarily attributable to an increase in the net tax benefit deficiencies associated with settlement of share-based payment awards, particularly in the first quarter of 2019 as compared the first quarter of 2018, and an increase in nondeductible expenses, partially offset by an increase in favorable state tax settlement activities. Additionally, the effective income tax rate in the year-to-date 2019 was impacted by the lower overall income before income taxes as compared to the year-to-date 2018.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility and replaced the 2011 Credit Agreement. The 2018 Credit Agreement expires on August 31, 2023.  Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and the repayment of certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the synthetic lease for our new distribution center in California.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At August 3, 2019, we were in compliance with the covenants of the 2018 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At August 3, 2019, we had $467.8 million of borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $216.1 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $16.1 million. We believe that cash on hand, cash equivalents, cash available from future operations, and our 2018 Credit Agreement will provide us with sufficient liquidity to fund our operations for at least the next twelve months. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

In March 2019, our Board authorized us to repurchase up to $50.0 million of our outstanding common shares (“2019 Repurchase Program”). During the year-to-date 2019, we purchased approximately 1.3 million of our common shares for $50.0 million under the 2019 Repurchase Program and exhausted the 2019 Repurchase Program. We utilized proceeds from the 2018 Credit Agreement to assist in funding these purchases. Common shares acquired through the 2019 Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes.

In August 2019, our Board declared a quarterly cash dividend of $0.30 per common share payable on September 27, 2019 to shareholders of record as of the close of business on September 13, 2019. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2018. In the year-to-date 2019, we paid approximately $24.9 million in dividends compared to $26.5 million in the year-to-date 2018.

On August 7, 2019, we entered into a $70 million term note agreement, which is secured by the equipment at our new California distribution center. The initial term of this note will expire on May 7, 2024. We are required to make monthly payments on this amortizing note over the duration of its term and are permitted to prepay the note at any time. The interest rate on the note is fixed at 3.3%. We used the funds from the secured note to pay down outstanding borrowings under the 2018 Credit Agreement that we had previously used to fund the purchase and assembly of the equipment at our new California distribution center.

The following table compares the primary components of our cash flows from the year-to-date 2019 compared to the year-to-date 2018:

(In thousands)	2019	2018	Change
Net cash provided by operating activities	$158,285	$110,560	$47,725
Net cash used in investing activities	(162,731)	(171,426)	8,695
Net cash provided by financing activities	$12,117	$68,147	$(56,030)

Cash provided by operating activities increased by $47.7 million to $158.3 million in the year-to-date 2019 compared to $110.6 million in the year-to-date 2018. The increase was primarily due to a $76.9 million increase in cash inflows from inventories and a $30.7 million increase in other current liabilities, partially offset by $56.0 million in decreased cash outflows for accounts payable and a decrease of net income of $33.7 million. The increase in cash inflows from inventories was primarily driven by our decision to accelerate the receipt of inventory late in 2018 to mitigate tariff concerns, which increased our inventory position at the end of 2018. As of the end of the second quarter of 2019, we have normalized our inventory position as we decreased our receipt of inventory, which has generated an increase in cash inflows from inventory sales. The increase in other current liabilities was driven by an increase in accrued bonus expense. The cash outflows related to accounts payable were directly related to our inventory levels and the timing of receipts. The net income decrease was primarily associated with our transformational restructuring initiative announced in March 2019.

Cash used in investing activities decreased by $8.7 million to $162.7 million in the year-to-date 2019 compared to $171.4 million in the year-to-date 2018.  The decrease was primarily driven by a decrease in assets acquired under synthetic lease of $82.6 million for our new California distribution center, partially offset by a $73.8 million increase in capital expenditures. The decrease in assets acquired under the synthetic lease was driven by the impact of the adoption of a new lease accounting standard. The increase in capital expenditures was driven by continued investments in new stores growth, our store of the future remodel initiative, and equipment for our new California distribution center.

Cash provided by financing activities decreased by $56.0 million to $12.1 million in the year-to-date 2019 compared to $68.1 million used in the year-to-date 2018.  The primary driver of the decrease in cash provided by financing activities was a decrease of $82.6 million in proceeds from the synthetic lease for our California distribution center, along with a $31.2 million decrease in net proceeds under the 2018 Credit Agreement in the year-to-date 2019 compared to the year-to-date 2018. Partially offsetting the decrease in cash provided by financing activities was a reduction of $50.0 million in cash used to repurchase common shares under our share repurchase programs.

We now expect cash provided by operating activities less capital expenditures to be approximately $75 million for 2019, which reflects the expected impact of cash outflows for the transformational restructuring initiatives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had borrowings of $467.8 million under the 2018 Credit Agreement at August 3, 2019. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $4.6 million. Additionally, we are subject to cross-default provisions associated with the Synthetic Lease for our new distribution center in California. An increase of 1% in this leasing instrument could affect our financial condition, results of operations, or liquidity through higher rent expense by approximately $1.5 million

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At August 3, 2019, we had outstanding derivative instruments, in the form of collars, covering 5.4 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2019	1,800	1,800	$56
2020	2,400	2,400	(403)
2021	1,200	1,200	(186)
Total	5,400	5,400	$(533)

Additionally, at August 3, 2019, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.6 million.

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

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018 (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. On August 1, 2018, President Trump instructed the USTR to consider increasing the tariff on the List 3 products from 10% to 25%. On September 17, 2018, the USTR released the final List 3 covering 5,745 full or partial lines of the 6,031 originally targeted product lines and announced that the List 3 tariffs will be implemented in two phases. On September 24, 2018, a 10% incremental tariff went into effect with respect to the List 3 products. The List 3 tariff was scheduled to increase to 25% on January 1, 2019. However, on December 1, 2018, the White House delayed implementation of the List 3 tariff increase until March 1, 2019, to allow Chinese and U.S. leaders to begin negotiations on various policy issues. On March 5, 2019, the USTR further delayed the implementation of List 3 tariff increase until further notice. On May 10, 2019, the USTR announced that the List 3 tariffs would increase to 25% for all List 3 goods, exempting goods imported prior to May 10 that enter the U.S. before June 1, 2019. On May 13, 2019, the USTR announced its intention to impose an incremental tariff of 25% on another $300 billion worth of imports from China comprised effectively of nearly all remaining imports from China (“List 4”) following the completion of a public notice and comment period. On August 20, 2019, the USTR published the List 4 tariffs, specifying that 10% duties would be imposed in two stages, with List 4A effective on September 1, 2019 (representing goods worth approximately $110 billion), and List 4B effective on December 15, 2019 (representing goods worth approximately $155 billion). On August 30, 2019, the USTR published an amended official notice regarding the List 4 tariff rate, to be imposed at a rate of 15% instead of 10%, but under the same tiered effective dates. On September 3, 2019, the USTR published notice of its intention to increase the incremental tariffs for Lists 1-3 from 25% to 30% on October 1, 2019, following the completion of a public notice and comment period.

The majority of our products and components of our products that are imported from China are currently included in the product lines subject to the effective and proposed tariffs. As a result, we are continually evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs with the USTR for certain product lines and working with our vendors and merchants. Given the volatility and uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2019 - June 1, 2019	53	$37.54	53	$—
June 2, 2019 - June 29, 2019	—	—	—	—
June 30, 2019 - August 3, 2019	—	—	—	—
Total	53	$37.54	53	$—

(1)
The 2019 Repurchase Program is comprised of a March 6, 2019 authorization by our Board for the repurchase of up to $50.0 million of our common shares. During the second quarter of 2019, we purchased approximately 0.1 million of our common shares for approximately $2.0 million, which exhausted the 2019 Repurchase Program.

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

Dated: September 11, 2019

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)