Form 10-Q
period 2019-11-02
BIG LOTS INC
filed 2019-12-11
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 6, 2019, was 39,042,767.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 2, 2019

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	2

b)	Consolidated Balance Sheets at November 2, 2019 (Unaudited) and February 2, 2019 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signature		30

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,167,988	$1,149,402	$3,716,198	$3,639,554
Cost of sales (exclusive of depreciation expense shown separately below)	704,602	690,228	2,235,535	2,177,003
Gross margin	463,386	459,174	1,480,663	1,462,551
Selling and administrative expenses	436,714	436,826	1,352,345	1,301,523
Depreciation expense	34,752	31,911	97,572	90,936
Gain on sale of distribution center	(178,534)	—	(178,534)	—
Operating profit (loss)	170,454	(9,563)	209,280	70,092
Interest expense	(5,359)	(3,138)	(13,657)	(7,121)
Other income (expense)	(322)	59	(201)	716
Income (loss) before income taxes	164,773	(12,642)	195,422	63,687
Income tax expense (benefit)	37,791	(6,086)	46,722	14,840
Net income (loss) and comprehensive income (loss)	$126,982	$(6,556)	$148,700	$48,847

Earnings (loss) per common share
Basic	$3.25	$(0.16)	$3.78	$1.19
Diluted	$3.25	$(0.16)	$3.77	$1.19

Weighted-average common shares outstanding
Basic	39,017	40,021	39,313	41,065
Dilutive effect of share-based awards	77	—	85	138
Diluted	39,094	40,021	39,398	41,203

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	November 2, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$61,794	$46,034
Inventories	1,117,263	969,561
Other current assets	82,495	112,408
Total current assets	1,261,552	1,128,003
Operating lease right-of-use assets	1,233,558	—
Property and equipment - net	860,659	822,338
Deferred income taxes	—	8,633
Other assets	65,977	64,373
Total assets	$3,421,746	$2,023,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475,995	$396,903
Current operating lease liabilities	205,390	—
Property, payroll, and other taxes	87,357	75,317
Accrued operating expenses	131,987	99,422
Insurance reserves	36,534	38,883
Accrued salaries and wages	38,004	26,798
Income taxes payable	1,977	1,237
Total current liabilities	977,244	638,560
Long-term debt	501,115	374,100
Noncurrent operating lease liabilities	1,067,529	—
Deferred income taxes	8,316	—
Deferred rent	—	60,700
Insurance reserves	51,665	54,507
Unrecognized tax benefits	12,913	14,189
Synthetic lease obligation	—	144,477
Other liabilities	40,640	43,773
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,036 shares and 40,042 shares, respectively	1,175	1,175
Treasury shares - 78,459 shares and 77,453 shares, respectively, at cost	(2,546,251)	(2,506,086)
Additional paid-in capital	619,441	622,685
Retained earnings	2,687,959	2,575,267
Total shareholders' equity	762,324	693,041
Total liabilities and shareholders' equity	$3,421,746	$2,023,347

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended November 3, 2018
Balance - August 4, 2018	39,987	$1,175	77,508	$(2,507,784)	$613,891	$2,498,443	$605,725
Comprehensive income	—	—	—	—	—	(6,556)	(6,556)
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,321)	(12,321)
Purchases of common shares	(12)	—	12	(486)	—	—	(486)
Exercise of stock options	42	—	(42)	1,375	464	—	1,839
Restricted shares vested	25	—	(25)	809	(809)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	4,533	—	4,533
Balance - November 3, 2018	40,042	$1,175	77,453	$(2,506,088)	$618,079	$2,479,566	$592,732

Thirty-Nine Weeks Ended November 3, 2018
Balance - February 3, 2018	41,925	$1,175	75,570	$(2,422,396)	$622,550	$2,468,258	$669,587
Comprehensive income	—	—	—	—	—	48,847	48,847
Dividends declared ($0.90 per share)	—	—	—	—	—	(37,539)	(37,539)
Purchases of common shares	(2,635)	—	2,635	(107,827)	(3,920)	—	(111,747)
Exercise of stock options	43	—	(43)	1,395	464	—	1,859
Restricted shares vested	413	—	(413)	13,263	(13,263)	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—
Other	—	—	—	2	1	—	3
Share-based employee compensation expense	—	—	—	—	21,722	—	21,722
Balance - November 3, 2018	40,042	$1,175	77,453	$(2,506,088)	$618,079	$2,479,566	$592,732

Thirteen Weeks Ended November 2, 2019
Balance - August 3, 2019	39,001	$1,175	78,494	$(2,547,556)	$617,993	$2,572,931	$644,543
Comprehensive income	—	—	—	—	—	126,982	126,982
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,954)	(11,954)
Purchases of common shares	(18)	—	18	(423)	—	—	(423)
Exercise of stock options	—	—	—	—	—	—	—
Restricted shares vested	47	—	(47)	1,526	(1,526)	—	—
Performance shares vested	6	—	(6)	204	(204)	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	3,178	—	3,178
Balance - November 2, 2019	39,036	$1,175	78,459	$(2,546,251)	$619,441	$2,687,959	$762,324

Thirty-Nine Weeks Ended November 2, 2019
Balance - February 2, 2019	40,042	$1,175	77,453	$(2,506,086)	$622,685	$2,575,267	$693,041
Comprehensive income	—	—	—	—	—	148,700	148,700
Dividends declared ($0.90 per share)	—	—	—	—	—	(36,356)	(36,356)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,474)	—	1,474	(55,342)	—	—	(55,342)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	201	—	(201)	6,521	(6,521)	—	—
Performance shares vested	261	—	(261)	8,459	(8,459)	—	—
Other	—	—	—	(5)	—	—	(5)
Share-based employee compensation expense	—	—	—	—	11,738	—	11,738
Balance - November 2, 2019	39,036	$1,175	78,459	$(2,546,251)	$619,441	$2,687,959	$762,324

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Operating activities:
Net income	$148,700	$48,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98,153	82,666
Non-cash lease amortization expense	171,564	—
Deferred income taxes	16,842	(8,937)
Non-cash impairment charge	3,292	—
(Gain) Loss on disposition of property and equipment	(178,431)	350
Non-cash share-based compensation expense	11,738	21,722
Unrealized loss (gain) on fuel derivatives	126	(460)
Change in assets and liabilities:
Inventories	(147,702)	(201,095)
Accounts payable	79,092	128,409
Operating lease liabilities	(163,970)	—
Current income taxes	2,000	(35,540)
Other current assets	(4,880)	(15,626)
Other current liabilities	48,538	7,943
Other assets	(2,066)	1,253
Other liabilities	(2,448)	10,888
Net cash provided by operating activities	80,548	40,420
Investing activities:
Capital expenditures	(231,889)	(165,396)
Cash proceeds from sale of property and equipment	190,679	367
Assets acquired under synthetic lease	—	(116,039)
Other	(21)	35
Net cash used in investing activities	(41,231)	(281,033)
Financing activities:
Net proceeds from long-term debt	140,926	288,200
Payment of finance lease obligations	(72,479)	(2,899)
Dividends paid	(36,707)	(38,592)
Proceeds from the exercise of stock options	200	1,859
Payment for treasury shares acquired	(55,342)	(111,747)
Proceeds from synthetic lease	—	116,039
Payments for debt issuance costs	(150)	(1,488)
Other	(5)	3
Net cash (used in) provided by financing activities	(23,557)	251,375
Increase in cash and cash equivalents	15,760	10,762
Cash and cash equivalents:
Beginning of period	46,034	51,176
End of period	$61,794	$61,938

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a discount retailer operating in the United States (“U.S.”).  At November 2, 2019, we operated 1,418 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our website are not incorporated into or otherwise part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2019 (“2019”) is comprised of the 52 weeks that began on February 3, 2019 and will end on February 1, 2020.  Fiscal year 2018 (“2018”) was comprised of the 52 weeks that began on February 4, 2018 and ended on February 2, 2019.  The fiscal quarters ended November 2, 2019 (“third quarter of 2019”) and November 3, 2018 (“third quarter of 2018”) were both comprised of 13 weeks. The year-to-date periods ended November 2, 2019 (“year-to-date 2019") and November 3, 2018 (“year-to-date 2018”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $48.8 million and $45.5 million for the third quarter of 2019 and the third quarter of 2018, respectively, and $137.1 million and $131.1 million for the year-to-date 2019 and the year-to-date 2018, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $18.2 million and $16.4 million for the third quarter of 2019 and the third quarter of 2018, respectively, and $57.9 million and $54.7 million for the year-to-date 2019 and the year-to-date 2018, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2019 and the year-to-date 2018:

	Thirty-Nine Weeks Ended
(In thousands)	November 2, 2019	November 3, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest, including financing or capital leases	$13,828	$6,494
Cash paid for income taxes, excluding impact of refunds	28,379	59,600
Gross proceeds from long-term debt	1,425,400	1,376,400
Gross payments of long-term debt	1,284,474	1,088,200
Cash paid for operating lease liabilities	217,935	—
Non-cash activity:
Assets acquired under financing or capital leases	70,831	785
Accrued property and equipment	23,906	37,440
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,489,449	$—

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

Reclassification of Merchandise Categories
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

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our new distribution center in California. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At November 2, 2019, we had $447.3 million of borrowings outstanding under the 2018 Credit Agreement, while $6.9 million was committed to outstanding letters of credit, leaving $245.8 million available under the 2018 Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70 million term note agreement (“2019 Term Note”), which is secured by the equipment at our new California distribution center. The 2019 Term Note will expire on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay, subject to penalties, at any time. The interest rate on the 2019 Term Note is 3.3%. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	November 2, 2019	February 2, 2019
2019 Term Note	$67,726	$—
2018 Credit Agreement	447,300	374,100
Total debt	$515,026	$374,100
Less current portion of long-term debt (included in Accrued operating expenses)	$(13,911)	$—
Long-term debt	$501,115	$374,100

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $32.5 million and $31.6 million at November 2, 2019 and February 2, 2019, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

The fair values of our long-term obligations under the 2018 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying the 2018 Credit Agreement, the carrying value of these instruments approximates their fair value.

The fair value of our long-term obligations under the 2019 Term Note are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The carrying value of the instrument approximates its fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – LEASES

We determine if an arrangement contains a lease at inception of the agreement. Our leased property consists of our retail stores, distribution centers in California, store security, and other office equipment. Certain of our store leases have rent escalations and/or have tenant allowances or other lease incentives, which are fixed in nature and included in our calculation of right-of-use assets and lease liabilities. Certain of our store leases provide for contingent rents, which are recorded as variable costs and not included in our calculation of right-of-use assets and lease liabilities. Many of our store leases obligate us to pay for our applicable portion of real estate taxes, CAM, and property insurance, which are recorded as variable costs and not included in our calculation of right-of-use assets and lease liabilities, except for certain fixed CAM charges that are not variable. Many of our leases contain provisions for options to renew, extend the original term for additional periods, or terminate the lease if certain sales thresholds are not attained. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. Our lease agreements do not contain material residual value guarantees (excluding the synthetic lease arrangement discussed below), restrictions, or covenants.

In November 2017, we entered into a synthetic lease arrangement for a new distribution center in California. The term of this lease commenced in the second quarter of 2019 and will expire five years after commencement. Under the prior accounting standard, this lease was accounted for as a capital lease due to certain construction period considerations; therefore, it was reflected in both our balance sheet and our future minimum lease obligations disclosure. As the lease commenced in the second quarter of 2019, we assessed the lease classification of the agreement and determined it was an operating lease under ASC 842; therefore, the lease is included in our operating lease right-of-use assets and operating lease liabilities in the below table as of November 2, 2019. The annual lease payments are approximately $7 million for the duration of the term. Additionally, this arrangement includes a residual value guarantee.

Leases were recorded in our consolidated balance sheets as follows:

Leases	Balance Sheet Location	November 2, 2019
Assets		(In thousands)
Operating	Operating lease right-of-use assets	$1,233,558
Finance	Property and equipment - net	8,755
Total right-of-use assets		$1,242,313
Liabilities
Current
Operating	Current operating lease liabilities	$205,390
Finance	Accrued operating expenses	3,771
Noncurrent
Operating	Noncurrent operating lease liabilities	1,067,529
Finance	Other liabilities	5,635
Total lease liabilities		$1,282,325

The components of lease costs were as follows:

	Statements of Operations and Comprehensive Income Location	Third Quarter	Year-to-date
Lease cost		2019	2019
		(In thousands)
Operating lease cost	Selling and administrative expenses	$71,721	$214,771
Finance lease cost
Amortization of leased assets	Depreciation	1,427	3,403
Interest on lease liabilities	Interest expense	598	850
Short-term lease cost	Selling and administrative expenses	1,304	4,386
Variable lease cost	Selling and administrative expenses	17	237
Total lease cost		$75,067	$223,647

Maturity of our lease liabilities at November 2, 2019, was as follows:

Fiscal Year	Operating Leases	Finance Leases
2019 (represents the fourth quarter of 2019)	$59,797	$1,494
2020	291,127	4,441
2021	257,137	3,330
2022	220,601	607
2023	186,539	117
Thereafter	469,884	71
Total lease payments	$1,485,085	$10,060
Less amount to discount to present value	$(212,166)	$(654)
Present value of lease liabilities	$1,272,919	$9,406

Lease term and discount rate, for our operating leases, at November 2, 2019 were as follows:

November 2, 2019
Weighted average remaining lease term (years)	6.4
Weighted average discount rate	4.2%

Our weighted average discount rate represents our estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of adoption of the standard, lease commencement, or the period in which the lease term expectation was modified. Our finance leases, and the associated remaining lease term and discount rate, are insignificant.

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

NOTE 5 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At November 2, 2019, we excluded from securities outstanding for the computation of earnings per share, antidilutive stock options, restricted stock units, and performance share units, for which the minimum applicable performance conditions had not been attained as of November 2, 2019. At November 3, 2018, there were no securities outstanding which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock units, and performance share units. For the third quarter of 2019 and 2018, there were 0.1 million and 0.1 million stock options, respectively, outstanding that were antidilutive, as determined under the treasury stock method, and excluded from the computation of diluted earnings. There were 0.1 million stock options outstanding for the year-to-date 2019 that were antidilutive, and for the year-to-date 2018, antidilutive options outstanding were determined to be immaterial. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.5 million for the third quarter of 2019 and determined to be immaterial for the third quarter of 2018. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.4 million for the year-to-date 2019, while the year-to-date 2018 units were immaterial.

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

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2019:		(In thousands)	(In thousands)
First quarter	$0.30	$12,206	$13,197
Second quarter	$0.30	$12,196	$11,718
Third quarter	$0.30	$11,954	$11,792
Total	$0.90	$36,356	$36,707

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock units and performance share units. The payment of future dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board.

NOTE 6 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock awards, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $3.2 million and $4.5 million in the third quarter of 2019 and the third quarter of 2018, respectively, and $11.7 million and $21.7 million for the year-to-date 2019 and the year-to-date 2018, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at February 2, 2019	483,182	$46.50
Granted	333,222	36.45
Vested	(141,820)	47.72
Forfeited	(20,418)	42.73
Outstanding non-vested restricted stock units at May 4, 2019	654,166	$41.25
Granted	46,487	27.86
Vested	(12,509)	40.74
Forfeited	(9,110)	40.43
Outstanding non-vested restricted stock units at August 3, 2019	679,034	$40.35
Granted	35,011	22.14
Vested	(47,001)	43.38
Forfeited	(32,597)	40.94
Outstanding non-vested restricted stock units at November 2, 2019	634,447	$39.09

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at November 2, 2019	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2017	184,779	March 2019		Fiscal 2019
2018	195,182		March 2020	Fiscal 2020
2019	322,379		March 2021	Fiscal 2021
Total	702,340

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the related award agreement. At November 2, 2019, we estimate the attainment of an average performance that is lower than the targets established for the PSUs issued in 2017, but above the minimum attainment for vesting. We recognized $0.2 million and $2.1 million in the third quarter of 2019 and 2018, respectively, and $2.5 million and $13.3 million in the year-to-date 2019 and 2018, respectively, of share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for the year-to-date 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at February 2, 2019	282,083	$55.67
Granted	217,518	31.89
Vested	(275,308)	55.67
Forfeited	(8,144)	31.89
Outstanding PSUs at May 4, 2019	216,149	$32.51
Granted	—	—
Vested	—	—
Forfeited	(3,954)	31.89
Outstanding PSUs at August 3, 2019	212,195	$32.52
Granted	—	—
Vested	(6,775)	55.67
Forfeited	(20,641)	31.89
Outstanding PSUs at November 2, 2019	184,779	$31.89

Stock Options
The following table summarizes stock option activity for the year-to-date 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at February 2, 2019	237,501	$38.30
Exercised	(6,250)	32.04
Forfeited	(77,500)	43.85
Outstanding stock options at May 4, 2019	153,751	$35.76	0.9	$288
Exercised	—	—
Forfeited	—	—
Outstanding stock options at August 3, 2019	153,751	$35.76	0.6	$—
Exercised	—	—
Forfeited	(5,000)	30.82
Outstanding stock options at November 2, 2019	148,751	$35.93	0.4	$—
Vested or expected to vest at November 2, 2019	148,751	$35.93	0.4	$—
Exercisable at November 2, 2019	148,751	$35.93	0.4	$—

The stock options granted in prior years vest in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years.

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2019	2018	2019	2018
Total intrinsic value of stock options exercised	$—	$220	$42	$228
Total fair value of restricted stock vested	1,051	1,042	6,434	19,230
Total fair value of performance shares vested	$143	$—	$9,849	$12,792

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at November 2, 2019 was approximately $16.3 million.  This compensation cost is expected to be recognized through October 2022 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from November 2, 2019.

NOTE 7 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 1, 2020, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 8 – CONTINGENCIES

California Wage and Hour Matters
We currently are defending three purported wage and hour class actions and several individual representative actions in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. Upon further consideration of these matters, including outcomes of cases against other retailers, during the first quarter of 2019, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. Since the end of the first quarter of 2019, we reached tentative settlements in each of the class actions, subject to final documentation and court approval. We intend to defend ourselves vigorously against the allegations levied in the remaining lawsuits. We believe the existing accrual for litigation remains appropriate.

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

NOTE 9 – RESTRUCTURING COSTS

In March 2019, we announced a transformational restructuring initiative to both drive growth in our net sales and reduce costs within our business. We expect to generate costs savings from this initiative through improved markdown and merchandise management, reduced management layers, optimization of store labor, improved efficiencies in our supply chain, and reduced central and other costs. As we implement this initiative, we have incurred upfront costs, including employee severance costs and consultancy fees, and made payments to execute the initiative.

During the first quarter of 2019, we incurred $15.3 million in costs associated with our transformational restructuring initiative, which were recorded in selling and administrative expenses. During the second quarter of 2019, we incurred an additional $19.5 million in costs from this initiative. In the third quarter of 2019, we incurred $3.6 million in costs associated with this initiative. We expect any additional costs recorded during the fourth quarter of 2019 with respect to this initiative to be immaterial.

The changes in our liabilities associated with severance and postemployment benefits, which are recorded in accrued operating expenses, during the year-to-date 2019 were as follows (in thousands):

Balance at February 2, 2019	$—
Charges	7,253
Payments	(803)
Other	—
Balance at May 4, 2019	$6,450
Charges	7,344
Payments	(1,882)
Other	(1,182)
Balance at August 3, 2019	$10,730
Charges	—
Payments	(5,276)
Other	(347)
Balance at November 2, 2019	$5,107

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2019	2018	2019	2018
Furniture	$344,103	$313,450	$1,031,357	$941,022
Soft Home	206,493	203,328	606,397	585,850
Consumables	198,467	194,480	581,925	573,215
Food	180,687	185,641	530,970	549,576
Seasonal	94,225	90,824	523,822	508,397
Hard Home	79,833	92,275	243,584	271,916
Electronics, Toys, & Accessories	64,180	69,404	198,143	209,578
Net sales	$1,167,988	$1,149,402	$3,716,198	$3,639,554

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

Our outstanding derivative instrument contracts were comprised of the following:

(In thousands)	November 2, 2019	February 2, 2019
Diesel fuel collars (in gallons)	4,500	7,200

The fair value of our outstanding derivative instrument contracts was as follows:

(In thousands)		Assets (Liabilities)
Derivative Instrument	Balance Sheet Location	November 2, 2019	February 2, 2019
Diesel fuel collars	Other current assets	$157	$523
	Other assets	297	203
	Accrued operating expenses	(672)	(586)
	Other liabilities	(594)	(825)
Total derivative instruments		$(812)	$(685)

The effect of derivative instruments on the consolidated statements of operations and comprehensive income was as follows:

		Amount of Gain (Loss)
(In thousands)		Third Quarter		Year-to-Date
Derivative Instrument	Statements of Operations and Comprehensive Income Location	2019	2018	2019	2018
Diesel fuel collars
Realized	Other income (expense)	$(47)	$154	$(71)	$279
Unrealized	Other income (expense)	(278)	(102)	(126)	460
Total derivative instruments		$(325)	$52	$(197)	$739

The fair values of our derivative instruments are determined using observable inputs from commonly quoted markets. These fair value measurements are classified as Level 2 within the fair value hierarchy.

NOTE 12 – GAIN ON SALE OF DISTRIBUTION CENTER

On October 30, 2019, we completed the sale of our distribution center located in Rancho Cucamonga, California. As part of our agreement with the purchaser, we will lease the property back from the purchaser for six months while we wind down our operations at the distribution center. The lease permits us to exit the lease early or extend the lease for up to six additional months. Net proceeds from the sale of the distribution center were $190.3 million and our gain on the sale was $178.5 million.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “approximate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

The following are the results from the third quarter of 2019 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2018:

•	Net sales increased $18.6 million, or 1.6%.

•	Comparable store sales for stores open at least fifteen months, plus our e-commerce operations, decreased $1.4 million, or 0.1%.

•	Gross margin dollars increased $4.2 million, while gross margin rate declined 20 basis points to 39.7% of net sales.

•	Selling and administrative expenses decreased $0.1 million. As a percentage of net sales, selling and administrative expenses decreased 60 basis points to 37.4% of net sales.

•
We recorded a gain on sale of distribution center of $178.5 million related to the sale of our distribution center located in Rancho Cucamonga, California, which increased our operating profit by $178.5 million and increased our diluted earnings per share by approximately $3.49 per share.

•	Operating profit rate increased to 14.6%.

•	Diluted earnings per share increased to $3.25 per share from a loss per share of $0.16 per share.

•	Inventory increased by 4.0%, or $43.4 million, to $1,117.3 million from the third quarter of 2018.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the third quarter of 2019 consistent with the quarterly cash dividend of $0.30 per common share paid in the third quarter of 2018.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2019 and the year-to-date 2018:

	2019	2018
Stores open at the beginning of the fiscal year	1,401	1,416
Stores opened during the period	50	20
Stores closed during the period	(33)	(21)
Stores open at the end of the period	1,418	1,415

We expect to open 54 stores and close approximately 50 stores during 2019.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.3	60.1	60.2	59.8
Gross margin	39.7	39.9	39.8	40.2
Selling and administrative expenses	37.4	38.0	36.4	35.8
Depreciation expense	3.0	2.8	2.6	2.5
Gain on sale of distribution center	(15.3)	0.0	(4.8)	0.0
Operating profit (loss)	14.6	(0.8)	5.6	1.9
Interest expense	(0.5)	(0.3)	(0.4)	(0.2)
Other income (expense)	(0.0)	0.0	(0.0)	0.0
Income (loss) before income taxes	14.1	(1.1)	5.3	1.7
Income tax expense (benefit)	3.2	(0.5)	1.3	0.4
Net income (loss)	10.9%	(0.6)%	4.0%	1.3%

THIRD QUARTER OF 2019 COMPARED TO THIRD QUARTER OF 2018

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable store sales (“comp” or “comps”) in the third quarter of 2019 compared to the third quarter of 2018 were as follows:

Third Quarter
($ in thousands)	2019		2018		Change		Comps
Furniture	$344,103	29.4%	$313,450	27.3%	$30,653	9.8%	6.4%
Soft Home	206,493	17.7	203,328	17.7	3,165	1.6	(0.2)
Consumables	198,467	17.0	194,480	16.9	3,987	2.1	1.4
Food	180,687	15.5	185,641	16.2	(4,954)	(2.7)	(3.7)
Seasonal	94,225	8.1	90,824	7.9	3,401	3.7	2.2
Hard Home	79,833	6.8	92,275	8.0	(12,442)	(13.5)	(14.2)
Electronics, Toys, & Accessories	64,180	5.5	69,404	6.0	(5,224)	(7.5)	(9.5)
Net sales	$1,167,988	100.0%	$1,149,402	100.0%	$18,586	1.6%	(0.1)%

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

Net sales increased $18.6 million, or 1.6%, to $1,168.0 million in the third quarter of 2019, compared to $1,149.4 million in the third quarter of 2018.  The increase in net sales was primarily attributable to a net increase of three stores at the end of the third quarter of 2019 compared to the end of the third quarter of 2018 and the increased net sales of our new and relocated stores compared to the sales of the stores we closed, which increased net sales by $20.0 million, partially offset by a decrease in comps of 0.1%, which decreased net sales by $1.4 million. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

Our Furniture, Seasonal, and Consumables merchandise categories generated increased net sales and positive comps in the third quarter of 2019 compared to the third quarter of 2018:

•
Our Furniture category experienced increased net sales and positive comps during the third quarter of 2019, primarily driven by mattresses and upholstery. Mattress sales benefited from a new and expanded brand-name mattress assortment introduced during the third quarter of 2019, while upholstery experienced strong comps resulting from our continued focus on quality, brand, fashion, and value.

•
Our Seasonal category experienced increased net sales and positive comps, driven by our summer, lawn & garden, and Halloween departments, resulting from enhanced quality, assortment range, and increased promotional activities in the third quarter of 2019.

•
The increased net sales and positive comps in our Consumables category were primarily driven by our housekeeping and health, beauty, and cosmetics departments. The housekeeping and health, beauty, and cosmetics departments improved in comparison to the third quarter of 2018 due to new everyday assortments and branded products.

Our Soft Home merchandise category experienced an increase in net sales and a slight decrease in comps in the third quarter of 2019. The increase in net sales was driven by our home decor, home organization, and bedding departments, which benefited from the higher net store count, increased selling space, and continued improvement in quality, assortment, and value.

The increased net sales in our Furniture, Consumables, Seasonal, and Soft Home merchandise categories and the positive comp in our Furniture, Consumables, and Seasonal merchandise categories were partially offset by decreased net sales and negative comps in our Food, Hard Home, and Electronics, Toys & Accessories merchandise categories:

•	Our Food category experienced decreased net sales and negative comps primarily driven by competitive pressures on our staple food offerings.

•
Our Hard Home and Electronics, Toys, & Accessories categories experienced decreased net sales and negative comps primarily due to intentionally narrowed assortments, as we gradually reduce our space allocation from these categories through our store of the future conversions. Additionally, Hard Home was impacted by the liquidation of our greeting card offering during the second quarter of 2019.

Gross Margin
Gross margin dollars increased $4.2 million, or 0.9%, to $463.4 million for the third quarter of 2019, compared to $459.2 million for the third quarter of 2018. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $7.4 million. Gross margin as a percentage of net sales decreased 20 basis points to 39.7% in the third quarter of 2019 as compared to 39.9% in the third quarter of 2018. This gross margin rate decrease was primarily a result of a higher markdown rate from promotional activities, which was partially offset by a higher initial mark-up compared to the third quarter of 2018.

Selling and Administrative Expenses
Selling and administrative expenses were $436.7 million for the third quarter of 2019, compared to $436.8 million for the third quarter of 2018.  The decrease of $0.1 million in selling and administrative expenses was comprised of decreases in store-related payroll of $6.8 million, accrued bonus expense of $2.6 million, corporate payroll of $1.7 million, and store repairs and maintenance expense of $1.7 million, partially offset by increases in store-related occupancy costs of $5.0 million, $3.3 million in distribution and transportation costs, $3.6 million in costs associated with our transformational restructuring initiative announced in the first quarter of 2019, and advertising expense of $1.8 million. The decrease in store-related payroll in the third quarter of 2019 was primarily due to the strategic reorganization of our store workforce at the end of the second quarter of 2019, which optimized our store management structure to better serve our customers and resulted in a lower average wage rate and a slight reduction in hours. The decrease in accrued bonus expense was driven by lower performance in the third quarter of 2019 relative to our annual operating plan as compared to our performance in the third quarter of 2018 relative to our 2018 annual operating plan. The decrease in corporate payroll was a result of our transformational restructuring during the first quarter of 2019. The decrease in store repairs and maintenance expense was driven by improved expense management. Store-related occupancy costs increased in the third quarter of 2019 primarily due to the impact of the adoption of a new lease accounting standard, normal rent increases for lease renewals, and the impact of right-of-use asset impairment charges on a few early store closings. Distribution and transportation expense increased due to occupancy and pre-opening costs associated with our new California distribution center. The costs associated with our transformational restructuring initiative consisted of consulting and employee separation costs incurred during the third quarter of 2019. The increase in advertising costs was primarily a result of higher television broadcast spend.

As a percentage of net sales, selling and administrative expenses decreased 60 basis points to 37.4% for the third quarter of 2019 compared to 38.0% for the third quarter of 2018.

Depreciation Expense
Depreciation expense increased $2.9 million to $34.8 million in the third quarter of 2019, compared to $31.9 million for the third quarter of 2018. Depreciation expense as a percentage of sales increased 20 basis points compared to the third quarter of 2018. The increase was driven by our continued investment in our store of the future concept, through both remodels and new stores. The increase was partially offset by a change in our accounting estimate on the service lives of our leasehold improvements, fixtures, and equipment during 2019. We extended our estimated service lives on stores that we have converted to our store of the future concept to more accurately reflect our expected usage period and average remaining lease term.

Gain on Sale of Distribution Center
The gain on sale of distribution center in the third quarter of 2019 was $178.5 million, which was attributable to the sale of our distribution center in Rancho Cucamonga, California in preparation for the opening of our new Apple Valley, California distribution center. Proceeds from the sale were utilized to pay down outstanding debt under the 2018 Credit Agreement and to pay the remainder of the finance lease obligation, which was triggered by the exercise of our purchase option in the second quarter of 2019, to acquire our corporate headquarters facility using a tax-deferred transaction in the third quarter of 2019.

Interest Expense
Interest expense was $5.4 million in the third quarter of 2019, compared to $3.1 million in the third quarter of 2018. The increase in interest expense was driven by both higher total average borrowings and an increase in interest rates during the past 12 months. We had total average borrowings (including financing and capital leases) of $536.0 million in the third quarter of 2019 compared to total average borrowings of $393.2 million in the third quarter of 2018. The increase in total average borrowings (including finance leases) was driven by an increase of $78.5 million in our average revolving debt balance under the 2018 Credit Agreement, which was driven by beginning 2019 with a debt balance that was $174.3 million higher compared to the beginning of 2018. Additionally, our total average borrowings increased due to our entrance into the 2019 Term Note, which increased our total average borrowings by $68.9 million. The increased debt balance was principally driven by elevated capital expenditures during the past twelve months. The average interest rate on our revolving debt continued to be impacted by increases in our total interest rate, which is variable based on LIBOR and our credit rating that decreased in the fourth quarter of 2018.

Other Income (Expense)
Other income (expense) was $(0.3) million in the third quarter of 2019, compared to $0.1 million in the third quarter of 2018. The change was driven by losses on our diesel fuel derivatives due to a slight increase in diesel fuel pricing trends.

Income Taxes
The effective income tax rate for the third quarter of 2019 was an expense rate of 22.9% compared to a benefit rate of 48.1% in the third quarter of 2018. The decrease in the effective income tax benefit rate was principally attributable to (1) the tax effect of comparing the income before income taxes in the third quarter of 2019 to a loss before income taxes in the third quarter of 2018; (2) a lower effective income tax rate on the gain on sale of distribution center; (3) a decrease in favorable federal and state settlements and statute of limitation lapses on uncertain tax positions; (4) higher nondeductible executive compensation; and (5) the absence in the third quarter of 2019 of a favorable adjustment recognized in the third quarter of 2018 to the provisional amounts that we recorded for the Tax Cuts and Jobs Act of 2017.

YEAR-TO-DATE 2019 COMPARED TO YEAR-TO-DATE 2018

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2019 and the year-to-date 2018, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2019 compared to the year-to-date 2018 were as follows:

Year-to-Date
($ in thousands)	2019		2018		Change		Comps
Furniture	$1,031,357	27.7%	$941,022	25.8%	$90,335	9.6%	7.0%
Seasonal	523,822	14.1	508,397	14.0	15,425	3.0	2.1
Soft Home	606,397	16.3	585,850	16.1	20,547	3.5	2.2
Consumables	581,925	15.7	573,215	15.7	8,710	1.5	1.3
Food	530,970	14.3	549,576	15.1	(18,606)	(3.4)	(3.7)
Hard Home	243,584	6.6	271,916	7.5	(28,332)	(10.4)	(10.9)
Electronics, Toys, & Accessories	198,143	5.3	209,578	5.8	(11,435)	(5.5)	(7.3)
Net sales	$3,716,198	100.0%	$3,639,554	100.0%	$76,644	2.1%	0.9%

Net sales increased $76.6 million, or 2.1%, to $3,716.2 million in the year-to-date 2019, compared to $3,639.6 million in the year-to-date 2018.  The increase in net sales was principally due to the increased net sales of our new and relocated stores compared to closed stores, along with the net increase of three stores since the end of the third quarter of 2018, which increased net sales by $45.5 million. In addition, our comps increased 0.9%, which increased net sales by $31.1 million.

Our Furniture, Soft Home, Seasonal, and Consumables merchandise categories generated increased net sales and positive comps in the year-to-date 2019 compared to the year-to-date 2018:

•
Our Furniture category experienced increased net sales and positive comps during the year-to-date 2019, primarily attributable to the upholstery, mattresses, and case goods departments. Our core customer, Jennifer, continued to respond to our newness of trend-right products. In addition, our lease-to-own finance offering sustained a favorable impact on sales performance. Furthermore, in the third quarter of 2019, we introduced a new and expanded assortment of brand-name mattresses, which improved net sales and comps for our mattresses department.

•
The positive comps and increased net sales in our Soft Home category were primarily driven by continued improvement in quality, assortment, value, and increased allocation of selling space, which resulted in increases in the home décor, bath, flooring, and home organization departments.

•
We experienced increased net sales and positive comps in our Seasonal category, specifically in the summer and lawn & garden departments, despite weather and tariff challenges extending into the third quarter of 2019. These increases were attributable to improved quality and expansion of assortment along with more aggressive promotional activity.

•
Consumables experienced increased net sales and positive comps, particularly in the housekeeping, health, beauty, and cosmetics, paper, and pet departments. These increases, particularly in our housekeeping and health, beauty, and cosmetics departments, continue to be a result of our new branded everyday assortment.

Our Furniture, Soft Home, and Seasonal sales also benefited from an increased allocation of selling square footage in our stores remodeled into our store of the future format, with a decrease in selling square footage allocated to our Hard Home and Electronics, Toys, & Accessories categories.

The increased net sales and positive comps in our Furniture, Soft Home, Seasonal, and Consumables merchandise categories were partially offset by the decreased net sales and negative comps in our Food, Hard Home, and Electronics, Toys, & Accessories merchandise categories:

•
Our Food category experienced decreased net sales and negative comps due to competitive pressures on our staple food offerings. We executed a merchandise category reset late in the first quarter of 2019, which drove slight improvement in the second quarter of 2019, but has not yet met our expectations.

•
The decreased net sales and negative comps in Hard Home were due to gradual space reduction as we convert stores to our store of the future concept and the liquidation of our greeting card offering during the second quarter of 2019, partially offset by positive comps in our tabletop department.

•
Our Electronics, Toys, & Accessories category experienced decreased net sales and negative comps as a result of an intentionally narrowed assortment, specifically in our electronics department, as part of the reduction in the allocation of square footage to this category due to our store of the future conversions.

For the fourth quarter of 2019, we expect comparable sales to increase slightly and net sales to increase by a greater amount due to the net effect of new store openings and closings.

Gross Margin
Gross margin dollars increased $18.1 million, or 1.2%, to $1,480.7 million for the year-to-date 2019, compared to $1,462.6 million for the year-to-date 2018.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $30.8 million. Gross margin as a percentage of net sales decreased 40 basis points to 39.8% in the year-to-date 2019, compared to 40.2% in the year-to-date 2018. This gross margin rate decrease was primarily the result of a $6.0 million impairment of inventory in our greeting cards department, which we chose to exit, in the first quarter of 2019, and a higher markdown rate from increased promotional activities in the second and third quarters of 2019. The decrease in gross margin rate was partially offset by a higher initial mark-up compared to the year-to-date 2018.

For the fourth quarter of 2019, we expect our gross margin rate to decrease, driven in part by absorbing a portion of the impact from tariffs, as well as from anticipated higher levels of promotional selling.

Selling and Administrative Expenses
Selling and administrative expenses were $1,352.3 million for the year-to-date 2019, compared to $1,301.5 million for the year-to-date 2018. The increase of $50.8 million in selling and administrative expenses was attributable to $38.3 million in costs associated with our transformational restructuring initiative announced in March 2019, store-related occupancy costs of $19.1 million, $9.6 million in accrued bonus expense, $7.3 million in estimated costs associated with employee wage and hour claims brought against us in the state of California, $6.0 million in distribution and transportation expense, and an increase in advertising expense of $3.4 million, partially offset by the impact during the year-to-date 2018 of both the retirement of our former chief executive officer of $7.0 million and the $3.5 million in charges incurred related to the settlement of shareholder and derivative litigation matters filed in 2012 and decreases in self-insurance costs of $6.9 million, share-based compensation expense of $5.8 million, store repairs and maintenance of $5.7 million, and store-related payroll of $5.6 million. The costs associated with our transformational restructuring initiative consisted of consulting expenses and employee separation costs, relating to our corporate headquarters and our store organization incurred during the year-to-date 2019. Store-related occupancy costs increased in the year-to-date 2019 primarily due to the impact of the adoption of a new lease accounting standard, the impact of rent associated with leases acquired in 2018 through bankruptcy proceedings in locations that generated rent expense beginning in the first quarter of 2019, but did not open until the second and third quarters of 2019, normal rent increases for lease renewals, and the impact of right-of-use asset impairments on a few early store closings. The increase in accrued bonus expense was driven by stronger performance in the year-to-date 2019 relative to our quarterly and annual operating plans as compared to our performance in the year-to-date 2018 relative to our quarterly and annual operating plans. Distribution and transportation expense was higher than last year due to occupancy and pre-opening costs associated with our new California distribution center, as well as higher transportation rates. The increase in advertising cost was primarily a result of higher spend on television advertising and digital marketing. The decrease in our self-insurance costs resulted from a decrease in self-insurance claims in year-to-date 2019 compared to year-to-date 2018. Our share-based compensation expense decreased as a result of lower estimated attainment of the long-term target on our 2017 PSUs expensed in the year-to-date 2019, relative to the estimated attainment of the 2016 PSUs expensed in the year-to-date 2018. Our share-based compensation expense also decreased due to the lower average grant date fair value on awards expensed in the year-to-date 2019 compared to those recorded in the year-to-date 2018. The lower expense in store repairs and maintenance was driven by improved expense management. The decrease in store-related payroll was primarily due to the strategic reorganization of our store workforce at the end of the second quarter of 2019, which optimized our store management structure to better serve our customers and resulted in a lower average wage rate and a slight reduction in hours.

As a percentage of net sales, selling and administrative expenses increased 60 basis points to 36.4% for the year-to-date 2019 compared to 35.8% for the year-to-date 2018.

During the fourth quarter of 2019, we anticipate that our selling and administrative expenses will be higher than in the fourth quarter of 2018, due to the impact of bonus accruals, transition costs for our new California distribution center, and other items, partially offset by cost savings from our transformational restructuring activities.

Depreciation Expense
Depreciation expense increased $6.7 million to $97.6 million in the year-to-date 2019, compared to $90.9 million for the year-to-date 2018. The increase continued to be driven by our store of the future project and our investment in furniture, fixtures, and equipment for our new headquarters. The increase was partially offset by a change in our accounting estimate on the service lives of our leasehold improvements, fixtures, and equipment. In 2019, we extended our estimated service lives on stores that we have converted to our store of the future concept to more accurately reflect our expected usage period and their average remaining lease term. Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2018.

We expect that our depreciation expense for the fourth quarter of 2019 will be higher in comparison to the fourth quarter of 2018, principally due to our continued investment in our store of the future concept and the opening of our Apple Valley, California distribution center, partially offset by the impact of the change in the estimated service lives of our leasehold improvements, fixtures, and equipment on our store of the future concept stores.

Gain on Sale of Distribution Center
The gain on sale of distribution center in the year-to-date 2019 was $178.5 million, which was attributable to the sale of our distribution center in Rancho Cucamonga, California during the third quarter of 2019 in preparation for the opening of our Apple Valley, California distribution center.

Interest Expense
Interest expense was $13.7 million in the year-to-date 2019, compared to $7.1 million in the year-to-date 2018. The increase in interest expense was primarily driven by increases in both our average interest rate and our average borrowings on our revolving debt in the year-to-date 2019 compared to the year-to-date 2018. We had total average borrowings (including finance leases) of $490.3 million in the year-to-date 2019 compared to total average borrowings of $300.0 million in the year-to-date 2018. The increase in total average borrowings (including finance leases) was driven by an increase of $163.7 million to our average revolving debt balance under our 2018 Credit Agreement in 2019 as compared to 2018, which was driven by elevated capital expenditures to support our store of the future concept and the equipment purchases for our new California distribution center during the past twelve months. Additionally, our total average borrowings increased due to our entrance into the 2019 Term Note, which increased our total average borrowings by $23.0 million. The average interest rate on our revolving debt continued to be impacted by increases in our total interest rate, which is variable based on LIBOR and our credit rating that decreased in the fourth quarter of 2018.

We expect that our interest expense for the fourth quarter of 2019 will be slightly higher in comparison to the fourth quarter of 2018.

Other Income (Expense)
Other income (expense) was $(0.2) million in the year-to-date 2019, compared to $0.7 million in the year-to-date 2018. The net increase in expense was driven by a change in diesel fuel pricing trends in the year-to-date 2019 compared to the year-to-date 2018.

Income Taxes
The effective income tax rate for the year-to-date 2019 and the year-to-date 2018 was 23.9% and 23.3%, respectively. The increase in the effective income tax rate was primarily attributable to (1) a decrease in favorable federal and state settlements and statute of limitation lapses; (2) the absence in the third quarter of 2019 of a favorable adjustment recognized in the third quarter of 2018 to the provisional amounts that we recorded for the Tax Cuts and Jobs Act of 2017; and (3) higher nondeductible executive compensation, partially offset by a lower effective income tax rate on the gain on the sale of our Rancho Cucamonga, California distribution center. The effective income tax rate comparisons were significantly impacted by higher income before income taxes for the year-to-date 2019 compared to the year-to-date 2018.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility and replaced the 2011 Credit Agreement. The 2018 Credit Agreement expires on August 31, 2023.  Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and the repayment of certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the synthetic lease for our new distribution center in California.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At November 2, 2019, we were in compliance with the covenants of the 2018 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At November 2, 2019, we had $447.3 million of borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $245.8 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $6.9 million. We believe that cash on hand, cash equivalents, cash available from future operations, and our 2018 Credit Agreement will provide us with sufficient liquidity to fund our operations for at least the next twelve months. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which is secured by the equipment at our new California distribution center. The 2019 Term Note will expire on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay the note, subject to penalties, at any time. The interest rate on the note is fixed at 3.3%. We utilized the proceeds from the 2019 Term Note to pay down outstanding borrowings under the 2018 Credit Agreement.

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

In December 2019, our Board declared a quarterly cash dividend of $0.30 per common share payable on December 30, 2019 to shareholders of record as of the close of business on December 16, 2019. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2018. In the year-to-date 2019, we paid approximately $36.7 million in dividends compared to $38.6 million in the year-to-date 2018.

The following table compares the primary components of our cash flows from the year-to-date 2019 compared to the year-to-date 2018:

(In thousands)	2019	2018	Change
Net cash provided by operating activities	$80,548	$40,420	$40,128
Net cash used in investing activities	(41,231)	(281,033)	239,802
Net cash (used in) provided by financing activities	$(23,557)	$251,375	$(274,932)

Cash provided by operating activities increased $40.1 million to $80.5 million in the year-to-date 2019 compared to $40.4 million in the year-to-date 2018. The increase was primarily due to a $99.9 million increase in net income, $53.4 million in cash inflows from inventories, a $40.6 million increase in other current liabilities, a $37.5 million decrease in cash paid for taxes, and $25.8 million inflow from deferred taxes, partially offset by a $178.8 million gain on disposition of property and equipment and a $49.3 million decrease in cash outflows for accounts payable. The net income increase was primarily due to the sale of our distribution center in Rancho Cucamonga, California as well as a $76.6 million increase in net sales in the year-to-date 2019 compared to the year-to-date 2018. The increase in net income was partially offset by the gain on disposition of property and equipment, which primarily related to the sale of our Rancho Cucamonga, California distribution center. The increase in cash inflows from inventories was primarily driven by our decision to accelerate the receipt of inventory late in 2018 to mitigate tariff concerns, which increased our inventory position at the end of 2018. As of the end of the third quarter of 2019, we have normalized our inventory position as we decreased our receipt of inventory in the second quarter of 2019, which has generated an increase in cash inflows from inventory sales. The increase in other current liabilities was driven by an increase in accrued bonus expense. The decrease in cash paid for taxes was the result of a decrease in the year-to-date second quarter taxable income which is used for estimated tax installments for the year-to-date 2019 compared to the year-to-date 2018. The increase in deferred taxes is primarily the result of the gain on the sale of our Rancho Cucamonga, California distribution center, as we utilized a portion of the proceeds on the sale to pay the remainder of the finance lease obligation for our corporate headquarters facility, which we acquired in a tax-deferred exchange through a qualified intermediary. The cash outflows for accounts payable were directly related to our inventory levels, discussed previously, and the timing of receipts.

Cash used in investing activities decreased by $239.8 million to $41.2 million in the year-to-date 2019 compared to $281.0 million in the year-to-date 2018.  The decrease was primarily due to an increase in cash proceeds from sale of property and equipment of $190.3 million resulting from the sale of our Rancho Cucamonga, California distribution center, along with a decrease in assets acquired under synthetic lease of $116.0 million for our new California distribution center, partially offset by a $66.5 million increase in capital expenditures. The decrease in assets acquired under the synthetic lease was driven by the impact of the adoption of a new lease accounting standard. The increase in capital expenditures was driven by continued investments in new store growth, our store of the future remodel initiative, and equipment for our new California distribution center.

Cash used in financing activities increased by $274.9 million to $23.6 million in the year-to-date 2019 compared to $251.4 million provided by financing activities in the year-to-date 2018.  The increase in cash used in financing activities was due to a $147.3 million decrease in net proceeds from long-term debt in the year-to-date 2019 compared to the year-to-date 2018, a decrease of $116.0 million in proceeds from the synthetic lease for our California distribution center in the year-to-date 2018, and a $69.6 million increase in payments of finance lease obligations. Partially offsetting the increase in cash used in financing activities was a reduction of $50.0 million in cash used to repurchase common shares under our share repurchase programs. The decrease in net proceeds from long-term debt was partially attributable to the sale of the Rancho Cucamonga, California distribution center, a portion of which was utilized to pay down outstanding debt under the 2018 Credit Agreement. The decrease in proceeds from synthetic lease was driven by the impact of the adoption of a new lease accounting standard. The increase in payments of finance lease obligations was due to our payment of the remainder of the finance lease obligation for our corporate headquarters facility in the third quarter of 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had borrowings of $447.3 million under the 2018 Credit Agreement at November 2, 2019. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $4.5 million. Additionally, we are subject to cross-default provisions associated with the Synthetic Lease for our new distribution center in California. An increase of 1% in this leasing instrument could affect our financial condition, results of operations, or liquidity through higher rent expense by approximately $1.5 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At November 2, 2019, we had outstanding derivative instruments, in the form of collars, covering 4.5 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2019	900	900	$(32)
2020	2,400	2,400	(594)
2021	1,200	1,200	(186)
Total	4,500	4,500	$(812)

Additionally, at November 2, 2019, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.3 million.

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

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2018, we purchased approximately 25% of our products directly from overseas vendors, including 21% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions is ever-changing and may result in new laws, regulations, or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. Incremental tariffs of 25% on products valued at $34 billion (“List 1”) went into effect on July 6, 2018, and were also imposed on products valued at $16 billion (“List 2”) effective August 23, 2018. On September 24, 2018, a 10% incremental tariff went into effect with respect to another $200 billion worth of imports from China (“List 3”). On May 10, 2019, the USTR announced that the List 3 tariffs would increase to 25% for all List 3 goods. On August 20, 2019, the USTR published the List 4 tariffs, specifying that 10% duties would be imposed in two stages, with List 4A effective on September 1, 2019 (representing goods worth approximately $110 billion), and List 4B effective on December 15, 2019 (representing goods worth approximately $155 billion). On August 30, 2019, the USTR published an amended official notice regarding the List 4 tariff rate, to be imposed at a rate of 15% instead of 10%. The List 4A tariffs of 15% became effective on September 1, 2019. On September 3, 2019, the USTR published notice of its intention to increase the incremental tariffs for Lists 1 through 3 from 25% to 30% on October 1, 2019, but on October 11, 2019, it was announced that this increase would be delayed until further notice. As of November 26, 2019, there is no indication that implementation of the List 4B tariffs will be delayed beyond the implementation date of December 15, 2019.

During the past eleven months, USTR has granted “exclusions” from the 301 tariffs for products on Lists 1 through 3. These exclusions have been both product-specific as well as more general and have been released in sixteen separate lists issued between December 21, 2018 and November 26, 2019. The exclusion request process for List 1 through 3 is closed. Some products imported by Big Lots were impacted by exclusions pertaining to Lists 2 and 3. The USTR has indicated that all exclusion requests for Lists 1 and 2 have been reviewed. The List 3 exclusion requests are still in process of review by USTR. While the exclusions grant the importers of record the opportunity to seek the return of the 301 tariffs paid with respect to the excluded product retroactively to their effective date, the granted exclusions do currently expire approximately within eleven to thirteen months of their retroactive effective dates. There has been no definitive indication that the 301 tariff exclusions will be extended, although USTR has decided to open up public comment on whether to extend the List 1 exclusions granted in December 2018, that will be expiring on December 28, 2019. USTR has yet to formalize any process to extend the current exclusions, the first of which is set to expire on December 28, 2019. USTR has stated that it continues to review exclusion requests for List 3 and will issue decisions on pending exclusion requests on a periodic basis.

The majority of our products and components of our products that are imported from China are currently subject to Lists 1 through 4. As a result, we are continually evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales, and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, exploring first sale valuation strategies, filing requests for exclusion from the tariffs with the USTR for certain product lines, and working with our vendors and merchants. Given the volatility and uncertainty regarding the scope and duration of these tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2019 - August 31, 2019	—	$—	—	$—
September 1, 2019 - September 28, 2019	11	22.72	—	—
September 29, 2019 - November 2, 2019	7	21.99	—	—
Total	18	$22.45	—	$—

(1)
In September and October 2019, in connection with the vesting of certain outstanding restricted stock units and performance share units, we acquired 11,723 and 7,086 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 2019

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)