Form 10-K
period 2020-02-01
BIG LOTS INC
filed 2020-03-31
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 1, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(614) 278-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares $0.01 par value	BIG	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
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
The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $960,187,737 on August 3, 2019, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price of the Registrant's Common Shares on such date as reported on the New York Stock Exchange).
The number of the Registrant’s common shares, $0.01 par value, outstanding as of March 27, 2020, was 39,166,689.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2020

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries (collectively referred to herein as “we,” “us,” and “our” except as used in the reports of our independent registered public accounting firm included in Item 8 of this Annual Report on Form 10-K (“Form 10-K”)), is a discount retailer operating in the United States (“U.S.”) (see the discussion below under the caption “Merchandise”). At February 1, 2020, we operated a total of 1,404 stores and an e-commerce platform. Our mission is to help people live BIG and save LOTS. Our vision is to be the BIG difference for a better life by delivering unmatched value through surprise and delight, by building a “Best Places to Work” culture, by rewarding shareholders with consistent growth and top tier returns, and by doing good as we do well. Our values are leading with our core customer (whom we refer to as Jennifer), treating all like friends, succeeding together, and playing to win.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2020	52	February 2, 2020	January 30, 2021
2019	52	February 3, 2019	February 1, 2020
2018	52	February 4, 2018	February 2, 2019
2017	53	January 29, 2017	February 3, 2018
2016	52	January 31, 2016	January 28, 2017
2015	52	February 1, 2015	January 30, 2016

We manage our business on the basis of one segment: discount retailing. We evaluate and report overall sales and merchandise performance based on the following key merchandising categories: Furniture, Seasonal, Soft Home, Food, Consumables, Hard Home, and Electronics, Toys, & Accessories. The Furniture category includes our upholstery, mattress, case goods, and ready-to-assemble departments. The Seasonal category includes our Christmas trim, lawn & garden, summer, and other holiday departments. The Soft Home category includes our fashion bedding, utility bedding, bath, window, decorative textile, home organization, area rugs, home décor, and frames departments. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Electronics, Toys, & Accessories category includes our electronics, toys, jewelry, apparel, and hosiery departments.

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

Merchandise

We focus our merchandise strategy on being the authority on price and value to Jennifer in all of our merchandise categories. We utilize traditional sourcing methods and in certain merchandise categories also take advantage of closeout channels to enhance our ability to offer outstanding value. We evaluate our product offerings using a rating process that measures the quality, brand, fashion, and value of each item. This process requires us to focus our product offering decisions on our customer's expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe that focusing on our customers’ expectations has improved our ability to provide a desirable assortment of offerings in our merchandise categories.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2019	2018	2017	2016	2015
Stores open at the beginning of the year	1,401	1,416	1,432	1,449	1,460
Stores opened during the year	54	32	24	9	9
Stores closed during the year	(51)	(47)	(40)	(26)	(20)
Stores open at the end of the year	1,404	1,401	1,416	1,432	1,449

For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in this Form 10-K.

The following table details our U.S. stores by state at February 1, 2020:

Alabama	29	Maine	6	Ohio	97
Arizona	34	Maryland	26	Oklahoma	18
Arkansas	11	Massachusetts	22	Oregon	15
California	151	Michigan	45	Pennsylvania	68
Colorado	18	Minnesota	1	Rhode Island	1
Connecticut	14	Mississippi	14	South Carolina	34
Delaware	5	Missouri	23	Tennessee	47
Florida	105	Montana	3	Texas	112
Georgia	51	Nebraska	3	Utah	8
Idaho	6	Nevada	12	Vermont	4
Illinois	33	New Hampshire	6	Virginia	39
Indiana	44	New Jersey	28	Washington	27
Iowa	3	New Mexico	11	West Virginia	15
Kansas	7	New York	64	Wisconsin	9
Kentucky	40	North Carolina	71	Wyoming	2
Louisiana	21	North Dakota	1
				Total stores	1,404
				Number of states	47

Of our 1,404 stores, 33% operate in four states: California, Texas, Florida, and Ohio, and net sales from stores in these states represented 34% of our 2019 net sales. We have a concentration in these states based on their size, population, and customer base.

Associates

At February 1, 2020, we had approximately 34,000 active associates comprised of 10,500 full-time and 23,500 part‑time associates. Approximately 69% of the associates we employed during 2019 were employed on a part-time basis. Temporary associates hired for the holiday selling season increased the total number of associates to a peak of approximately 35,900 in 2019. We consider our relationship with our associates to be good, and we are not a party to any labor agreements.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors. We operate an e-commerce platform which faces additional competition from a wider range of retailers in a highly competitive marketplace, where we compete for customers, fulfillment capabilities, and technological innovation.

Purchasing

The goal of our merchandising strategy is to be the authority on price and value to Jennifer in all of our merchandise categories. Accordingly, we source our merchandise through both closeout opportunities and planned purchases to provide Jennifer with both the surprise and delight of closeouts and the consistency of staple product offerings. Over the past few years, we have expanded our planned purchases in the Food, Consumables, Soft Home, and Furniture merchandise categories to provide a merchandise assortment that our customers expect us to consistently offer in our stores at a significant value. In addition, the sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors, typically at prices lower than those paid by traditional discount retailers, continues to represent an important element of our business model. We believe that our strong vendor relationships and our strong credit profile support this sourcing model. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices in these categories.

In connection with the implementation of our merchandising strategy, we have expanded the role of our global sourcing department, and assessed our overseas vendor relationships. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality, fashion, and value. During 2019, we purchased approximately 24% of our merchandise directly from overseas vendors, including approximately 17% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from five regional distribution centers located in Alabama, California, Ohio, Oklahoma, and Pennsylvania. During the fourth quarter of 2019, we operated six distribution centers while we transitioned our Rancho Cucamonga, California distribution center operations to our new Apple Valley, California distribution center. During 2015, we announced our intention to open a new distribution center in California and relocate our existing California distribution operations to this facility. We completed construction of the new facility in 2019 and began transitioning our operations to the new distribution center in the fourth quarter of 2019. We completed the transition during early 2020 and subsequently closed our Rancho Cucamonga, California distribution center.

We select the locations of our distribution centers to help manage transportation costs and to minimize the distance from distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover.

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

Over the past few years, we have refined our brand identity to accentuate our friendly service and community orientation. We focus on serving Jennifer with a friendly approach and positive shopping experience. Our community-oriented approach to retailing includes “doing good as we do well”, which means supporting both local and national causes that aid the communities in which we do business. On a local level, we invest and support our associates throughout our geographic regions with our point of sale campaigns, and the positive impacts those campaigns generate for our foundation partners. We serve the community on a national level through our Big Lots Foundation which focuses on healthcare, housing, hunger, and education. We believe our approach to retailing differentiates us from the competition and allows us to make a difference in the communities we serve.

In all of our markets, we design and distribute printed advertising circulars, through newspaper insertions and mailings. In 2019, we distributed multi-page circulars representing 29 weeks of advertising coverage, which was one additional circular compared to 2018. We create regional versions of these circulars to tailor our advertising message to market differences caused by product availability, climate, and customer preferences. Our customer database is an important marketing tool that allows us to communicate in a cost-effective manner with our customers, including e-mail delivery of our circulars. In 2017, we rolled out our new rewards program, BIG Rewards, which replaced our former Buzz Club Rewards® program. The BIG Rewards program rewards our customers for making frequent and high-ticket purchases and offers a special birthday surprise. At February 1, 2020, our BIG Rewards program included over 19 million active members who had made a purchase in our stores in the last 12 months.

Another element of our marketing approach focuses on brand management by communicating our message directly to Jennifer through social and digital media outlets, including Facebook®, Instagram®, Twitter®, Pinterest®, and YouTube®. Our marketing program also employs a traditional television campaign, which combines strategic branding and promotional elements used in most of our other marketing media. Our highly-targeted media placement strategy uses strategically selected networks and programs aired by national cable providers as the foundation of our television advertising. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Total advertising expense as a percentage of total net sales was 1.8%, 1.8%, and 1.7% in 2019, 2018, and 2017, respectively.

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

The following table sets forth the seasonality of net sales and operating profit (loss) for 2019, 2018, and 2017 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2019
Net sales as a percentage of full year	24.3%	23.5%	21.9%	30.3%
Operating profit as a percentage of full year (a)	7.7	3.9	50.9	37.5
Fiscal Year 2018
Net sales as a percentage of full year	24.2%	23.3%	22.0%	30.5%
Operating profit (loss) as a percentage of full year	20.8	15.7	(4.4)	67.9
Fiscal Year 2017
Net sales as a percentage of full year	24.6%	23.2%	21.1%	31.1%
Operating profit as a percentage of full year	26.5	15.9	1.9	55.7

(a) The third quarter of 2019 included a gain on sale of distribution center of $178.5 million, which significantly increased third quarter operating profit as a percentage of full year in comparison to 2018 and 2017.

Available Information

We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our definitive proxy materials filed pursuant to section 14 of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at http://www.sec.gov. The contents of our website are not incorporated into, or otherwise made a part of, this Form 10-K.

Item 1A. Risk Factors

The statements in this item describe the material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Form 10-K and in our 2019 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements that may be made by us. Such forward-looking statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “approximate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be actualized. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. If known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results or those anticipated, estimated, or projected results set forth in the forward-looking statements. You should bear this in mind as you consider forward-looking statements made or to be made by us.

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

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. Our ability to both refine our operating and strategic plans and execute the business activities associated with our refined operating and strategic plans, including cost savings initiatives, could impact our ability to meet our operating performance targets. Additionally, we must be able to effectively adjust our operating and strategic plans over time to adapt to an ever-changing marketplace. See the MD&A in this Form 10-K for additional information concerning our operating strategy.

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

With the saturation of mobile computing devices, competition from other retailers in the online retail marketplace is very high and growing. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our operations include an e-commerce platform and a buy online pick up in store service to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Our inability to properly manage our inventory levels and offer merchandise that meets changing customer demands may materially impact our business and financial performance.

We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels based on evolving customer demands. We obtain approximately one quarter of our merchandise directly from vendors outside of the U.S. These foreign vendors often require lengthy advance notice of our requirements to be able to supply products in the quantities that we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time these products are offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

We rely on manufacturers located in foreign countries, including China, for significant amounts of merchandise, including a significant amount of our domestically-purchased merchandise. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs recently imposed by the U.S. with respect to certain consumer goods imported from China and the impact of the novel coronavirus outbreak.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2019, we purchased approximately 24% of our products directly from overseas vendors, including 17% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions is ever-changing and may result in new laws, regulations, or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. Incremental tariffs of 25% on products valued at $34 billion (“List 1”) and $16 billion (“List 2”) went into effect on July 6, 2018 and August 23, 2018, respectively. On September 24, 2018, a 10% incremental tariff went into effect with respect to another $200 billion worth of imports from China (“List 3”). On May 10, 2019, the USTR announced that the List 3 tariffs would increase to 25% for all List 3 goods. On August 20, 2019, the USTR published the List 4 tariffs, specifying that 10% duties would be imposed in two stages, with List 4A effective on September 1, 2019 (representing goods worth approximately $110 billion), and List 4B effective on December 15, 2019 (representing goods worth approximately $155 billion). On August 30, 2019, the USTR increased the List 4 tariff rate from 10% to 15% effective on September 1, 2019. On September 3, 2019, the USTR published notice of its intention to increase the incremental tariffs for Lists 1 through 3 from 25% to 30% on October 1, 2019, but on October 11, 2019, it was announced that this increase would be delayed until further notice. On December 15, 2019, tariffs on List 4A were reduced from 15% to 7.5% and tariffs on List 4B were indefinitely delayed.

During the past eleven months, the USTR has granted “exclusions” from the Section 301 tariffs for certain products on Lists 1 through 4; these exclusions have been both product-specific as well as more general. The exclusion request process for Lists 1 through 4 is closed. Some products imported by Big Lots were impacted by exclusions pertaining to Lists 2, 3 and 4. The USTR has indicated that all exclusion requests for Lists 1 and 2 have been reviewed. The List 3 and 4 exclusion requests are still under review by the USTR. While the exclusions grant the importers of record the opportunity to seek the return of the Section 301 tariffs paid with respect to the excluded product retroactively to their effective date, the granted exclusions currently expire approximately eleven to thirteen months after their retroactive effective dates. There has been no definitive indication that the Section 301 tariff exclusions will be extended. Although the USTR has opened up public comment on whether to extend various exclusions, the USTR has yet to formalize any process for extending the current exclusions. The USTR has stated that it continues to review exclusion requests for Lists 3 and 4 and will issue decisions on pending exclusion requests on a periodic basis.

The majority of our products and components of our products imported from China are currently subject to Lists 1 through 4. As a result, we are continually evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales, and profitability, and are considering strategies to mitigate such impact, including reviewing sourcing options, exploring first sale valuation strategies, filing requests for exclusion from the tariffs with the USTR for certain product lines, and working with our vendors and merchants. Given the volatility and uncertainty regarding the scope and duration of these tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

In December 2019, Chinese officials reported a novel coronavirus outbreak (COVID-19). The COVID-19 coronavirus has since spread throughout China and internationally, which led to the declaration by the World Health Organization that the COVID-19 coronavirus is a pandemic. Spread of COVID-19 has led to widespread factory shutdowns and general supply chain disruption in China, the U.S., and other parts of the world, including factories and supply chains that produce our retail merchandise, supplies, and fixtures. To the extent our supply chain and/or costs are negatively affected by the outbreak, including delayed shipment of seasonally sensitive product offerings, our business, financial condition, results of operations, and liquidity may be materially adversely affected.

Disruption to our distribution network, the capacity of our distribution centers, and our timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers (e.g., trans-Pacific freight carrier bankruptcies) and/or labor strikes, disruptions or shortages in the transportation industry could negatively affect our distribution network, our timely receipt of merchandise and/or transportation costs. In addition, long-term disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, pandemic diseases, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network. Furthermore, as we relocate our distribution center operations in California, we may experience (1) increased selling and administrative expenses associated with the transition during 2020, and (2) initial operational challenges as we adopt new automation technologies. Lastly, the COVID-19 coronavirus pandemic could lead to the shutdown of parts, or all, of our distribution network and generally disrupt our ability to receipt, process, and ship merchandise to our stores.

If we are unable to secure customer, employee, vendor and company data, our systems could be compromised, our reputation could be damaged, and we could be subject to penalties or lawsuits.

In the normal course of business, we process and collect relevant data about our customers, employees and vendors. The protection of our customer, employee, vendor and company data and information is critical to us.  We have implemented procedures, processes and technologies designed to safeguard our customers’ debit and credit card information and other private data, our employees’ and vendors’ private data, and our records and intellectual property.  We utilize third-party service providers in connection with certain technology related activities, including credit card processing, website hosting, data encryption and software support.  We require these providers to take appropriate measures to secure such data and information and assess their ability to do so.

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

Declines in general economic conditions, disposable income levels, and other conditions, such as unseasonable weather or pandemic diseases, could lead to reduced consumer demand for our merchandise, thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, inflation, tax reform, natural disasters, pandemic diseases, or terrorist activities and other matters that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions, such as the significant rise in U.S. unemployment in March 2020 related to the impacts of the COVID-19 coronavirus. The COVID-19 coronavirus has rapidly spread throughout the U.S., which could negatively impact consumer shopping habits for an unknown duration of time. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. Inclement weather can also negatively impact our Furniture category, as many customers transport the product home personally. In particular, the economic conditions and weather patterns of four states (California, Texas, Florida, and Ohio) are important as approximately 33% of our current stores operate and 34% of our 2019 net sales occurred in these states.

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

From time to time, we are involved in lawsuits and regulatory actions, including various collective, class action or shareholder derivative lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, sales tax and consumer protection laws, False Claims Act, federal securities laws and environmental and hazardous waste regulations. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial attention and resources to defend ourselves. For a description of certain current legal proceedings, see note 9 to the accompanying consolidated financial statements.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, some natural disasters, and pandemic diseases. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

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

If our investments in our Store of the Future remodel program and other store projects are not favorably received by our customers, our financial performance may be negatively affected.

We have embarked upon a significant capital improvement project to renovate a meaningful portion of our stores through our Store of the Future remodel program. This multi-year program could be the largest capital improvement program in our corporate history. Additionally, our operating strategies include other store fixturing projects that require significant capital investments to execute. If we are unable to effectively manage the execution of these programs and efficiently utilize our capital expenditures, our financial position, results of operations, and liquidity may be negatively affected.

If we are unable to comply with the terms of the 2018 Credit Agreement, our capital resources, financial condition, results of operations, and liquidity may be materially adversely effected.

We may need to borrow funds under our $700 million five-year unsecured credit facility (“2018 Credit Agreement”) from time to time, depending on operating or other cash flow requirements. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. A severe short-term economic downturn, potentially brought on by the COVID-19 coronavirus, may challenge our ability to maintain compliance with these covenants. Additionally, we are subject to cross-default provisions under the synthetic lease agreement (the “Synthetic Lease”) that we entered in connection with our new distribution center in California. A violation of any of these covenants may permit the lenders to restrict our ability to borrow additional funds, provide letters of credit under the 2018 Credit Agreement and may require us to immediately repay any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

A significant decline in our operating profit may impair our ability to realize the value of our long-lived assets.

We are required by accounting rules to periodically assess our property and equipment and intangible assets for impairment and recognize an impairment loss, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our property and equipment, deferred tax assets, and our intangible assets and trigger the impairment of these assets. Impairment charges taken against property and equipment and intangible assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity.

A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources and management’s attention and have an adverse effect on our business.

On March 6, 2020, Macellum Capital Management and Ancora Advisors nominated nine candidates for election to our Board of Directors at our 2020 annual meeting of shareholders. A contested election could require us to incur substantial legal and public relations fees and proxy solicitation expenses and divert management’s attention, and could result in potential operational disruption. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified employees, any of which could adversely affect our business and operating results. Any perceived uncertainties could also adversely affect the price and volatility of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 32,400 square feet, of which an average of 22,600 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Real Estate” in MD&A in this Form 10-K.

The average cost to open a new store in a leased facility during 2019 was approximately $1.8 million, including the cost of construction, fixtures, and inventory. All of our stores are leased, except for the 52 stores we own in the following states:

State	Stores Owned
Arizona	1
California	37
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	52

Additionally, we own one closed site which we are not operating and is available for sale. Since this owned site is no longer operating as an active store, it has been excluded from our store counts since February 2, 2019.

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of approximately ten years with multiple five-year renewal options. Twenty-nine store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes leases for stores with more than one lease and leases for stores not yet open and excludes 10 month-to-month leases and 52 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2020	223	40
2021	259	57
2022	202	42
2023	221	43
2024	190	26
Thereafter	251	12

Warehouse and Distribution

At February 1, 2020, we owned approximately 7.6 million square feet of distribution center and warehouse space in four distribution facilities and leased approximately 2.8 million square feet of distribution center and warehouse space in two distribution facilities. We typically operate five regional distribution centers strategically located in the United States. At February 1, 2020, we occupied and operated six regional distribution centers while we transitioned our Rancho Cucamonga, California distribution center operations to our new Apple Valley, California distribution center. The regional distribution centers utilize warehouse management technology, which we believe enables highly accurate and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.3 million merchandise cartons per week in 2019. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. We operate our e-commerce fulfillment center out of our Columbus, Ohio warehouse.

Distribution centers and warehouse space, and the corresponding square footage of the facilities, by location at February 1, 2020, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Columbus, OH	1989	3,559	321
Montgomery, AL	1996	1,411	305
Tremont, PA	2000	1,295	304
Durant, OK	2004	1,297	220
Apple Valley, CA	2019	1,416	80
Rancho Cucamonga, CA	1984	1,423	174
Total		10,401	1,404

On October 30, 2019, we completed the sale of our distribution center located in Rancho Cucamonga, California. As part of our agreement with the purchaser, we are leasing the property back from the purchaser for six months while we wind down our operations at the distribution center. In February 2020, we completed the wind down of our operations in the Rancho Cucamonga, California distribution center and terminated our leaseback agreement. For further information on the sale, see note 10 to the accompanying consolidated financial statements.

Corporate Office

In 2018, we moved our corporate headquarters to a new leased facility within Columbus, Ohio. In 2019, we exercised our purchase option to acquire our headquarters facility and completed the purchase transaction in October 2019.

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

For a discussion of certain litigated matters, also see note 9 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at March 31, 2020 were as follows:

Name	Age	Offices Held	Officer Since
Bruce K. Thorn	52	President and Chief Executive Officer	2018
Lisa M. Bachmann	58	Executive Vice President, Chief Merchandising and Operating Officer	2002
Andrej Mueller	43	Executive Vice President, Strategy	2019
Jonathan E. Ramsden	55	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2019
Ronald A. Robins, Jr.	56	Executive Vice President, General Counsel and Corporate Secretary	2015
Michael A. Schlonsky	53	Executive Vice President, Human Resources	2000
Stephen M. Haffer	54	Senior Vice President, Chief Customer Officer	2018
Nicholas E. Padovano	56	Senior Vice President, Store Operations	2014

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

Lisa M. Bachmann is responsible for merchandising and global sourcing, merchandise presentation, supply chain, and merchandise planning and allocation. Ms. Bachmann was promoted to Executive Vice President, Chief Merchandising and Operating Officer in August 2015, at which time she assumed responsibility for merchandising and global sourcing. Prior to that, Ms. Bachmann was promoted to Executive Vice President, Chief Operating Officer in August 2012 and Executive Vice President, Supply Chain Management and Chief Information Officer in March 2010. Ms. Bachmann joined us as Senior Vice President, Merchandise Planning, Allocation and Presentation in March 2002.

Andrej Mueller is responsible for business strategy. Mr. Mueller joined us in October 2019 as Executive Vice President, Business Strategy. Prior to joining us, Mr. Mueller was a partner and managing director at Boston Consulting Group. He has over 15 years of experience in the consumer products sector across a broad range of categories including personal care, snacks, beverages, cheese and dairy, and durable goods. He has worked in both developed and developing trade environments in Western and Eastern Europe, Russia, the Middle East, South Africa, and Latin America.

Jonathan E. Ramsden is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, and asset protection. Mr. Ramsden joined us in August 2019 as Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Prior to joining us, Mr. Ramsden served for over seven years with Abercrombie & Fitch Co., as Chief Financial Officer and then later Chief Operating Officer. Additionally, Mr. Ramsden spent 10 years as Chief Financial Officer of TBWA Worldwide, a global marketing services group, after having served as Controller of TBWA's parent, Omnicom Group Inc.

Ronald A. Robins, Jr. is responsible for legal affairs and compliance. Mr. Robins was promoted to Executive Vice President, General Counsel and Corporate Secretary in September 2019. Prior to that, Mr. Robins served as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Robins was a partner at Vorys, Sater, Seymour and Pease LLP and also previously served as General Counsel, Chief Compliance Officer, and Secretary of Abercrombie & Fitch Co., an apparel retailer.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.”

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2019:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2019 - November 30, 2019	—	$21.10	—	$—
December 1, 2019 - December 28, 2019	—	23.93	—	—
December 29, 2019 - February 1, 2020	—	29.86	—	—
Total	—	$22.99	—	$—

(1)
In November 2019, December 2019 and January 2020, in connection with the vesting of certain outstanding restricted stock units, we acquired 101, 129, and 10 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

At the close of trading on the NYSE on March 27, 2020, there were approximately 721 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended February 1, 2020, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 30, 2016, January 28, 2017, February 3, 2018, February 2, 2019 and February 1, 2020. The graph and table assume that $100 was invested on January 31, 2015, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2015	2016	2017	2018	2019	2020
Big Lots, Inc.	$100.00	$85.92	$109.66	$132.74	$74.27	$66.94
S&P 500 Index	100.00	99.33	120.06	147.48	147.40	179.17
S&P 500 Retailing Index	$100.00	$116.80	$138.46	$195.65	$211.74	$255.38

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2019 (a)	2018 (a)	2017 (b)	2016 (a)	2015 (a)
Net sales	$5,323,180	$5,238,105	$5,264,362	$5,193,995	$5,190,582
Cost of sales (exclusive of depreciation expense shown separately below)	3,208,498	3,116,210	3,121,920	3,094,576	3,123,442
Gross margin	2,114,682	2,121,895	2,142,442	2,099,419	2,067,140
Selling and administrative expenses	1,823,409	1,778,416	1,723,996	1,730,956	1,708,499
Depreciation expense	134,981	124,970	117,093	120,460	122,854
Gain on sale of distribution center	(178,534)	—	—	—	—
Operating profit	334,826	218,509	301,353	248,003	235,787
Interest expense	(16,827)	(10,338)	(6,711)	(5,091)	(3,683)
Other income (expense)	(451)	(558)	712	1,387	(5,254)
Income before income taxes	317,548	207,613	295,354	244,299	226,850
Income tax expense	75,084	50,719	105,522	91,471	83,977
Net income	$242,464	$156,894	$189,832	$152,828	$142,873
Earnings per common share - basic:	$6.18	$3.84	$4.43	$3.37	$2.83
Earnings per common share - diluted:	$6.16	$3.83	$4.38	$3.32	$2.80

Weighted-average common shares outstanding:
Basic	39,244	40,809	42,818	45,316	50,517
Diluted	39,351	40,962	43,300	45,974	50,964
Cash dividends declared per common share	$1.20	$1.20	$1.00	$0.84	$0.76
Balance sheet data:
Total assets (c)	$3,189,281	$2,023,347	$1,651,726	$1,607,707	$1,640,370
Working capital (c)	193,129	489,443	432,365	315,784	315,984
Cash and cash equivalents	52,721	46,034	51,176	51,164	54,144
Long-term debt	279,464	374,100	199,800	106,400	62,300
Shareholders’ equity	$845,464	$693,041	$669,587	$650,630	$720,470
Cash flow data:
Cash provided by operating activities	$338,970	$234,060	$250,368	$311,925	$342,352
Cash used in investing activities	$(74,480)	$(376,473)	$(156,508)	$(84,701)	$(113,193)
Store data:
Total gross square footage	45,453	44,500	44,638	44,570	44,914
Total selling square footage	31,705	31,217	31,399	31,519	31,775
Stores open at end of the fiscal year	1,404	1,401	1,416	1,432	1,449

(a)	The period presented is comprised of 52 weeks.

(b)	The period presented is comprised of 53 weeks.

(c)
In 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842). As such, 2019 includes right-of-use assets and operating lease liabilities and is not comparable to the other fiscal years presented.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal year 2019 and 2018 were comprised of 52 weeks. Fiscal year 2017 was comprised of 53 weeks. Fiscal year 2020 will be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2019 that we believe are key indicators of our financial condition and results of operations when compared to 2018.

•	Net sales increased $85.1 million, or 1.6%.

•	Comparable store sales for stores open at least fifteen months, including e-commerce, increased $17.3 million, or 0.3%.

•	Gross margin dollars decreased $7.2 million, while gross margin rate declined 80 basis points to 39.7% of net sales.

•	Selling and administrative expenses increased $45.0 million. As a percentage of net sales, selling and administrative expenses increased 30 basis points to 34.3% of net sales.

•
We recorded a gain on sale of distribution center of $178.5 million related to the sale of our distribution center located in Rancho Cucamonga, California, which increased our operating profit by $178.5 million and increased our diluted earnings per share by approximately $3.47 per share.

•	Operating profit rate increased 210 basis points to 6.3%.

•	Diluted earnings per share increased 60.8% to $6.16 per share, compared to $3.83 per share in 2018.

•	Our return on invested capital increased to 21.2% from 16.3%.

•	Inventory of $921.3 million represented a $48.3 million decrease, or 5.0%, from 2018.

•	We acquired approximately 1.3 million of our outstanding common shares for $50.0 million, under our 2019 Repurchase Program (as defined below in “Capital Resources and Liquidity”).

•	We declared and paid four quarterly cash dividends in the amount of $0.30 per common share, for a total paid amount of approximately $48.4 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.3	59.5	59.3
Gross margin	39.7	40.5	40.7
Selling and administrative expenses	34.3	34.0	32.7
Depreciation expense	2.5	2.4	2.2
Gain on sale of distribution center	(3.4)	0.0	0.0
Operating profit	6.3	4.2	5.7
Interest expense	(0.3)	(0.2)	(0.1)
Other income (expense)	(0.0)	(0.0)	0.0
Income before income taxes	6.0	4.0	5.6
Income tax expense	1.4	1.0	2.0
Net income	4.6%	3.0%	3.6%

See the discussion below under the caption “2019 Compared To 2018” for additional details regarding the specific components of our operating results. See our Form 10-K for the year ended February 2, 2019 for a comparison of operating results for 2018 to operating results for 2017.

In 2019, our cost of sales includes a $6.0 million charge for impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019. Additionally, our selling and administrative expenses include $38.3 million of costs associated with our transformational restructuring initiative, which we refer to as “Operation North Star”, announced in the first quarter of 2019 and $7.3 million in estimated costs associated with employee wage and hour claims brought against us in the state of California.

In 2018, our selling and administrative expenses include $7.0 million of costs associated with the retirement of our former chief executive officer and $3.5 million of costs associated with the settlement of shareholder litigation, which is described in further detail in note 10 to the accompanying consolidated financial statements.

In 2017, our selling and administrative expenses include recoveries of $3.0 million from our insurance carriers related to a legal matter. Additionally, our income tax expense reflects a $4.5 million charge for the impact of the Tax Cuts and Jobs Act of 2017 related to our net deferred tax position and a $3.5 million benefit for the reduction in our federal tax rate.

Operating Strategy

In late 2018 into early 2019, the Company conducted a comprehensive review of its operating strategy. The outcome of the review was a plan for a strategic transformation, which we refer to as “Operation North Star”.

Operation North Star
Operation North Star has three primary objectives:

•	Drive profitable long-term growth;

•	Fund the journey; and

•	Create long-term shareholder value.

Drive profitable long-term growth
The “drive profitable long-term growth” objective of Operation North Star is focused on a series of initiatives to grow our net sales, including:

•	Strengthen our home offerings (“Home”), which spans our Furniture, Seasonal, and Soft Home merchandise categories, as a destination for Jennifer;

•	Grow store traffic through various traffic driver initiatives;

•	Continue responsible investment in our “Store of the Future” growth platform and other store presentation initiatives;

•	Grow our store count, which increased in 2019 for the first time since 2012; and

•	Grow our e-commerce sales, including buy online pick up in store (“BOPIS”) activities.

Fund the journey
The “fund the journey” objective of Operation North Star is focused on a series of initiatives to reduce costs so we can invest those savings in the growth areas of our business. Those initiatives include:

•	Restructure our field and corporate headquarters teams to streamline our leadership structure, reduce overhead costs, and align our resources with Operating North Star objectives;

•	Restructure our store management structure to better serve Jennifer and optimize overall payroll hours; and

•	Analyze our purchasing habits and vendor agreements for retail merchandise and other goods and services to ensure we are maximizing our buying power and making cost-effective decisions.

Additionally, we continue to evolve our supply chain capabilities and we have established several enablement workstreams to ensure we have the technology and processes in place to achieve our “drive profitable long-term growth” and “fund the journey” objectives.

Create long-term shareholder value
The “create long-term shareholder value” objective is the culmination of our “drive profitable long-term growth” and “fund the journey” objectives. If we effectively execute the first two objectives of Operation North Star, we believe that we will deliver value to our shareholders through earnings growth over time.

Merchandising

We focus our merchandising strategy on being the authority on price and value to Jennifer in all of our merchandise categories and by providing a merchandise assortment that surprises and delights her. Under Operation North Star, our merchandising strategy is also focused on strengthening our Home offerings. Home is an area where we believe Jennifer gives us the right to play and where we believe we can play to win.

Strengthening Home begins with growth of our own brands, particularly the Broyhill® brand, an iconic brand that we acquired in 2018. We launched the Broyhill® brand of product offerings in late 2019 with initial product offerings in our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories. Available both in-store and online, we believe the Broyhill® assortment strengthens our Home assortment with a high-quality product offering at a value-based price that Jennifer finds attractive. We plan to launch an expanded assortment of Broyhill® products in 2020.

We believe our merchandising strategies for Furniture, Seasonal, and Soft Home position us to surprise and delight Jennifer with our Home offerings:

•
Our Furniture category primarily focuses on being a destination for our core customer’s home furnishing needs, such as upholstery, mattresses, case goods, and ready-to-assemble. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, our in-store availability, and everyday value offerings. A significant majority of our offerings in this category consist of replenishable products sold under our own brands or sourced from recognized brand-name manufacturers. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for us, which enables us to provide a high-quality product at a competitive price. Additionally, we believe our “buy today, take home today” practice of carrying in-stock inventory of our core furniture offerings, which allows Jennifer to take home her purchase at the end of her shopping experience, positively differentiates us from our competition. We encourage Jennifer to shop and buy our products online anytime and anywhere, and we invite her into our stores to touch and feel the quality and comfort of our products. We believe that offering a focused assortment, which is displayed in furniture vignettes, provides Jennifer a solution for decorating her home when combined with our home décor offerings. Supplementing our merchandising and presentation strategies, we provide multiple third-party financing options for our customers who may be more challenged for approval in traditional credit channels. Our financing partners are solely responsible for the credit approval decisions and carry the financial risk.

•
Our Seasonal category strengthens Home with our patio furniture, gazebos, and Christmas trim departments. We believe we have a competitive advantage in this category by offering trend-right products with a strong value proposition in our own brands. We have a large selection of samples assembled and displayed throughout the seasonal section of our store and have packaged the box stock so that it is very easy for Jennifer to purchase and take home. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. Additionally, our Seasonal category offers a mix of departments and products that complement her outdoor experience and holiday decorating desires. We continue to work with our vendors to expand the product assortment in our Seasonal category to respond to Jennifer’s evolving wants and needs.

•
Our Soft Home category complements our Furniture and Seasonal categories in making our stores a destination for a broader range of Home needs. Over the past few years, we have enhanced our assortment in Soft Home by allocating more selling space to the category to support a wider range of replenishable, fashion-based products. We believe that we have a competitive advantage in Soft Home as a result of our trend-right, focused assortment with improved quality and perceived value, and our ability to furnish Jennifer’s home with décor that complements an in-store furniture purchase. We have worked to develop a “solutions” approach to complete a room through our cross-merchandising efforts, particularly color palette coordination, when combining our Soft Home offerings with our Furniture and Seasonal categories. We believe that this approach helps Jennifer envision how the product can work in her home and enhances our brand image.

We consider Food, Consumables, Hard Home, and Electronics, Toys, & Accessories as convenience categories:

•
Our Food and Consumables categories focus primarily on catering to Jennifer’s daily essentials by providing reliable value, consistency, and convenience of product offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, production overruns, or marketing or packaging changes. We believe our vendor relationships, along with our size and financial strength, afford us these opportunities. To supplement our closeout business, we have focused on improving and expanding our brand name, “never out” product assortment to provide more consistency in those areas where Jennifer desires consistently available product offerings, such as over-the-counter medications. We believe that we have added top brands to our “never out” programs in Consumables and that our assortment and value proposition will continue to differentiate us in this highly competitive industry. Our customers have indicated they believe our Consumables assortment provides more value than our Food offerings, and as a result, we tested a reallocation of space from the Food category to the Consumables merchandise category during 2019. The results of the test were successful and we plan to reallocate space from the Food category to the Consumables category in our stores in the Store of the Future format during 2020. See discussion under the caption “Shopping Experience” below for description of our Store of the Future platform.

•
We believe that our Hard Home and Electronics, Toys, & Accessories categories serve as convenient adjacencies to our other merchandise categories. Over the past few years, we have intentionally narrowed our assortments in these categories and reallocated space from these categories to our Home categories. Our product assortments in these categories focus on value, and savings in comparison to competitors, in areas such as food prep, table top, home maintenance, small appliances, and electronics.

Our merchandising management team is aligned with our merchandise categories, and their primary goal is to increase our total company comparable store sales (“comp” or “comps”). Our review of the performance of the members of our merchandise management team focuses on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on strengthening our Home offerings, and managing contraction in our convenience categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers and implement more focused offerings within each merchandise category, which we believe will lead to continued comp growth.

Marketing

The top priority of our marketing activities is to increase our net sales and comps by developing our brand identity as the authority on price and value for Jennifer. Over the past few years, we have reviewed our brand identity to gain further insights into Jennifer’s perception of us and how best to improve the overall effectiveness of our marketing efforts. Our research has affirmed that Jennifer is deal-driven and comes to us for our value-priced merchandise assortment, and that she appreciates our ability to assist her in fashioning and furnishing her home so that she can enjoy the space with family and friends. We believe our strong price value perception and the surprise and delight factor in our stores enhances our ability to effectively connect with Jennifer in a way that lets her understand when shopping at Big Lots, she can afford to live Big, while saving Lots.

In an effort to align our messaging with the positive aspects of Jennifer’s perception of our brand, we have focused our marketing efforts on driving our value proposition in every season and category. We continue to increase our use of social and digital media outlets including conducting entire campaigns through these outlets (specifically on Facebook®, Instagram®, Pinterest®, Twitter®, and YouTube®), to drive an increased understanding of our value proposition with our core customer and to communicate that message to new potential customers. These outlets enable us to deliver our message directly to Jennifer and provide her with the opportunity to share direct feedback with us, which can enhance our understanding of what is most important to her and how we can improve the shopping experience in our stores.

Given our customer’s proficiency with mobile devices and digital media, we focus on communicating with her through those channels. Our BIG Rewards Program allows us to more effectively incentivize our loyal customers and encourage new membership by highlighting the significant features and benefits. Our new loyalty program rewards Jennifer with a coupon after every third purchase, a birthday surprise offer, and special rewards after large-ticket furniture purchases. Research has shown there is a direct correlation between loyal, frequent shoppers and a larger basket. We believe that growing the membership base of the BIG Rewards Program will provide more opportunities to understand and leverage customer behavior through segmentation. At February 1, 2020, our BIG Rewards Program had over 19 million active members (defined as having made a purchase in the last 12 months) and we are focused on continuing to grow the membership base of our BIG Rewards Program in 2020.

In addition to electronic, social and digital media, our marketing communication efforts involve a mix of television advertising, printed ad circulars, and in-store signage. The primary goals of our television advertising are to promote our brand and, from time to time, promote products or special discounts in our stores. We have also shifted towards using more digital streaming media in concentrated markets of our stores, which allows us to connect more deeply and frequently with Jennifer. Our printed advertising circulars and our in-store signage initiatives focus on promoting our value proposition on our unique merchandise offerings.

Shopping Experience

One of the objectives of our Operation North Star growth strategy is to responsibly invest in our “Store of the Future” growth platform in markets and locations where we believe we will maximize our return on investment. In 2017, we introduced a new in-store shopping experience called Store of the Future, which more deeply incorporates our brand identity and seeks to enhance the way Jennifer shops our stores. We believe the Store of the Future concept provides a platform on which to continuously evolve our store presentation through implementation of new initiatives to drive sales growth. Staple elements of the Store of the Future platform include:

•
Showcasing our most successful merchandise categories by moving our Furniture department to the front center of the prototype store with Seasonal and Soft Home on either side to improve the coordination of our home decorating solutions. We moved Food and Consumables to the back of the prototype store, while keeping them visible with clear sight lines from the entrance of the store. We have also added color coordinated way-finding signage to help Jennifer navigate our stores.

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

For 2020, we plan to retrofit our existing fleet of Store of the Future layout stores to include the following new initiatives:

•
In 2019, we tested traffic driving cross-category presentation opportunities by displaying certain of our product offerings in a solution format we call “The Lot.” We designed The Lot to add incremental selling space to our store layout and display items from various merchandise categories placed in vignettes to promote life's occasions, such as fall tailgating. The Lot offers surprise and delight to Jennifer by demonstrating the breadth and value of products that we offer in one convenient experience. Our expectation is to re-introduce Jennifer to the “treasure” that we offer, while removing the challenges of the “hunt” from the experience. Following a successful test, we plan to expand this concept to our stores in the Store of the Future format during 2020.

•
In 2019, we also tested a new checkout experience featuring a reconfigured and streamlined queue designed to enhance customer experience, build a bigger basket supported by new and expanded convenience offerings, and create additional selling space for our Furniture merchandise category. The new checkout experience was well-received in our testing and we plan to expand this concept to our stores in the Store of the Future format during 2020.

See “Real Estate” below for the projected roll-out schedule for the Store of the Future concept.

In addition to our efforts to improve the in-store shopping experience, Operation North Star is focused on improving our e-commerce platform. Our integrated e-commerce platform had offered a narrowed assortment of our in-store offerings. In 2017, we began offering expanded fabric and color options on select products on our e-commerce platform in our Furniture and Seasonal categories, including items only available online. In 2019, we launched our BOPIS program nationwide, which has allowed for us to nearly double the available SKUs online. We expect to continue expanding our online offerings to provide a broader assortment of goods and a more complete shopping experience. We also expect to continue improving our online and in-store BOPIS experience during 2020 as our early BOPIS results support our belief that the investment in the program will allow us to capitalize on continued growth in our online traffic.

Lastly, we continue to offer a private label credit card and our Easy Leasing lease-to-own solutions for customer financing and a coverage/warranty program, focused on our Furniture and Seasonal merchandise categories, to round out Jennifer’s experience. Our private label credit card provides access to revolving credit, through a third party, for use on both larger ticket items and daily purchases. Our Easy Leasing lease-to-own program provides a single use opportunity for access to third-party financing. Our coverage/warranty program provides a method for obtaining multi-year warranty coverage for Furniture purchases.

Real Estate

Historically, we have determined that our average store size of approximately 22,000 selling square feet is appropriate for us to provide our core customer with a positive shopping experience and properly present a representative assortment of merchandise categories that our core customer finds meaningful. As we have shifted our net sales to a higher proportion of Furniture, we have chosen to gradually expand the size of our new stores to accommodate the Furniture vignettes. After studying our store design and layout in relation to the changing retail landscape and needs of our core customers and testing certain design and layout revisions, we rolled-out our Store of the Future layout to two geographic test markets in 2017. In 2018, we began converting additional stores to our Store of the Future layout and converted 164 stores through either remodels or new openings. In 2019, we remodeled an additional 207 stores and opened 54 stores in the Store of the Future layout. At the end of 2019, we operated 466 stores in the Store of the Future layout. Currently, we intend to remodel approximately 20 stores in 2020 as we retrofit our existing Store of the Future stores to include new presentation initiatives and reevaluate our market selection approach so we can focus on the markets and locations where we believe we can maximize our return on investment.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 223 store leases that will expire in 2020. During 2020, we anticipate opening up to 40 new stores and closing up to 35 of our existing locations. The majority of these closings will involve the relocation of stores to improved locations within the same local market, with the balance resulting from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market. For our remaining store locations with fiscal 2020 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment. As we increase our capital investment in our stores, we have collaborated with our landlords to negotiate longer lease terms and renewal options.

2019 COMPARED TO 2018

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2019 compared to 2018 were as follows:

(In thousands)	2019		2018		Change		Comps
Furniture	$1,427,129	26.8%	$1,286,995	24.6%	$140,134	10.9%	8.2%
Soft Home	853,434	16.0	828,451	15.8	24,983	3.0	1.7
Consumables	803,593	15.1	799,038	15.3	4,555	0.6	0.3
Seasonal	773,720	14.6	765,619	14.6	8,101	1.1	(0.1)
Food	757,351	14.2	782,988	14.9	(25,637)	(3.3)	(3.7)
Hard Home	363,006	6.8	407,596	7.8	(44,590)	(10.9)	(11.4)
Electronics, Toys, & Accessories	344,947	6.5	367,418	7.0	(22,471)	(6.1)	(7.7)
Net sales	$5,323,180	100.0%	$5,238,105	100.0%	$85,075	1.6%	0.3%

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

Net sales increased $85.1 million, or 1.6%, to $5,323.2 million in 2019, compared to $5,238.1 million in 2018.  The increase in net sales was principally due to the increased net sales of our new and relocated stores compared to closed stores, and the net increase of three stores in 2019, which increased net sales by $67.8 million. Additionally, there was a 0.3% increase in our comps, which increased net sales by $17.3 million.

Our Furniture, Soft Home, and Consumables merchandise categories generated increased net sales and positive comps in 2019 compared to 2018:

•
Our Furniture category experienced increased net sales and positive comps during 2019, primarily driven by the upholstery, mattresses, and case goods departments. We believe that the increases in these departments is attributable to the continued positive response of our core customer, Jennifer, to our newness of trend-right products and our lease-to-own finance offering. The new and expanded assortment of brand-name mattresses that we introduced in the third quarter of 2019 improved net sales and comps for our mattresses department. In addition, the new Broyhill® assortment that we launched in the fourth quarter of 2019 received a favorable response during late 2019.

•
Soft Home experienced increased net sales and positive comps principally due to continued improvement in quality, assortment, and value, and an increased allocation of selling space, which resulted in increases in the home décor, bath, home organization, and flooring departments.

•
The increase in net sales and comps in the Consumables category was driven by the housekeeping and pet departments. The increases were attributable to our new branded everyday Consumables assortments, particularly in our housekeeping department.

Our Seasonal category experienced an increase in net sales and a decrease in comps in 2019. The increase in net sales was driven by our summer and lawn & garden departments, which increased net sales and comps in these departments and benefited from enhanced quality and assortment range, and increased promotional activities during 2019. The decrease in Seasonal comps was due to a decrease in net sales and comps in our Christmas trim department, which was impacted by a compressed holiday calendar in 2019.

The increased net sales and positive comps in our Furniture, Soft Home, and Consumables merchandise categories were partially offset by the decreased net sales and negative comps in our Food, Hard Home, and Electronics, Toys, & Accessories merchandise categories:

•
Our Food category experienced decreased net sales and negative comps driven by competitive pressures on our staple food offerings and the impact of our Store of the Future conversions, which places our Food merchandise at the back of the store.

•
The decrease in net sales and comps in the Electronics, Toys, & Accessories category was due to an intentionally narrowed assortment, specifically in our electronics department, as part of the reduction in the allocation of square footage to this category due to our Store of the Future conversions.

•
Hard Home experienced decreased net sales and negative comps as a result of gradual space reduction, as we convert stores to our Store of the Future concept, and the exit from our greeting card offering during the second quarter of 2019.

Gross Margin
Gross margin dollars decreased $7.2 million, or 0.3%, to $2,114.7 million in 2019, compared to $2,121.9 million in 2018.  The decrease in gross margin dollars was primarily due to a lower gross margin rate, which decreased gross margin dollars by approximately $41.7 million, partially offset by an increase in net sales, which increased gross margin dollars by approximately $34.5 million. Gross margin as a percentage of net sales, or gross margin rate, decreased 80 basis points to 39.7% in 2019 compared to 40.5% in 2018. The gross margin rate decrease was due to a $6.0 million impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019, a higher markdown rate from increased promotional activities, particularly in the fourth quarter of 2019, and a higher shrink rate compared to 2018. The decrease in gross margin rate was partially offset by a higher initial mark-up compared to 2018.

Selling and Administrative Expenses
Selling and administrative expenses were $1,823.4 million in 2019, compared to $1,778.4 million in 2018.  The increase of $45.0 million, or 2.5%, was primarily due to $38.3 million in costs associated with our transformational restructuring initiative, “Operation North Star,” that we announced in the first quarter of 2019, store-related occupancy costs of $23.9 million, $12.7 million in accrued bonus expense, $11.3 million in distribution and transportation expense, $7.3 million in estimated costs associated with employee wage and hour claims brought against us in the state of California, and an increase in advertising expense of $2.5 million, partially offset by store-related payroll of $10.9 million, share-based compensation expense of $9.1 million, store repairs and maintenance costs of $8.3 million, the 2018 impact of both the retirement of our former chief executive officer of $7.0 million and the $3.5 million in charges incurred related to the settlement of shareholder and derivative litigation matters filed in 2012, and decreases in self-insurance costs of $3.7 million. The costs associated with our transformational restructuring initiative consisted of consulting expenses and employee separation costs in our corporate headquarters and our store organization incurred during 2019. Store-related occupancy costs increased in 2019 primarily due to the impact of the adoption of a new lease accounting standard in conjunction with our Store of the Future remodel program, the impact of rent associated with leases acquired in 2018 through bankruptcy proceedings in locations that generated rent expense beginning in the first quarter of 2019, but did not open until the second and third quarters of 2019, normal rent increases for lease renewals, and the impact of right-of-use asset impairments on a few early store closings. The increase in accrued bonus expense was driven by stronger performance in 2019 relative to our quarterly and annual operating plans as compared to our performance in 2018 relative to our quarterly and annual operating plans. Distribution and transportation expense was higher than 2018 due to occupancy and pre-opening costs associated with our new California distribution center, as well as higher transportation rates. The increase in advertising cost was primarily a result of higher spend on video media advertising and social media marketing. The decrease in store-related payroll was primarily due to the strategic reorganization of our store workforce at the end of the second quarter of 2019, which optimized our store management structure to better serve our customers and resulted in a lower average wage rate and a reduction in total payroll hours. Our share-based compensation expense decreased as a result of lower attainment of the long-term target on our 2017 performance share units (“PSUs”) expensed in 2019, relative to the attainment of the 2016 PSUs expensed in 2018. Our share-based compensation expense also decreased due to the lower average grant date fair value on awards expensed in 2019 compared to those recorded in 2018. The lower expense in store repairs and maintenance was driven by improved expense management. The decrease in our self-insurance costs resulted from favorable actuarial trends realized in 2019, partially offset by a decrease in the discount rate for our self-insurance reserves.

As a percentage of net sales, selling and administrative expenses increased by 30 basis points to 34.3% in 2019 compared to 34.0% in 2018. Our future selling and administrative expense as a percentage of net sales depends on many factors, including our level of net sales, and our ability to implement additional efficiencies, principally in our store and distribution center operations.

Depreciation Expense
Depreciation expense increased $10.0 million to $135.0 million in 2019 compared to $125.0 million in 2018. The increase was primarily driven by the continued roll-out of our Store of the Future concept, our acquisition of our new corporate headquarters, and our investment in our new California distribution center. In 2019, we extended our estimated service lives on assets in stores that we have converted to our Store of the Future concept to more accurately reflect our expected usage period and their average remaining lease term, which impacted depreciation expense. Depreciation expense as a percentage of net sales increased by 10 basis points compared to 2018.

Gain on Sale of Distribution Center
The gain on sale of distribution center in 2019 was $178.5 million, which was attributable to the sale of our distribution center in Rancho Cucamonga, California in the third quarter of 2019 in preparation for the opening of our Apple Valley, California distribution center. Proceeds from the sale were utilized to pay down outstanding debt under the 2018 Credit Agreement and to pay the remainder of the finance lease obligation, which was triggered by the exercise of our purchase option in the second quarter of 2019, of our corporate headquarters facility using a tax-deferred transaction in the third quarter of 2019.

Operating Profit
Operating profit was $334.8 million in 2019 compared to $218.5 million in 2018. The increase in operating profit was primarily driven by the items discussed in the “Net Sales,” “Gross Margin,” “Selling and Administrative Expenses,” “Depreciation Expense,” and “Gain on Sale of Distribution Center” sections above. In summary, operating profit was driven by the gain on the sale of our distribution center and an increase in net sales, partially offset by a decrease in gross margin rate and increases in selling and administrative expenses and depreciation expense.

Interest Expense
Interest expense increased $6.5 million, to $16.8 million in 2019 compared to $10.3 million in 2018.  The increase was primarily driven by an increase in total average borrowings and a slight increase in our average interest rate on our revolving debt under our 2018 Credit Agreement. We had total average borrowings (including finance leases) of $461.6 million in 2019 compared to total average borrowings of $320.1 million in 2018. The increase in total average borrowings (including finance leases) was driven by an increase of $106.4 million in our average revolving debt balance under our 2018 Credit Agreement in 2019 as compared to 2018, which was driven by elevated capital expenditures to support our Store of the Future concept and the equipment purchases for our new California distribution center. Additionally, our total average borrowings increased due to our entry into a $70 million term note agreement in the third quarter of 2019 (“2019 Term Note”), which increased our total average borrowings by $33.6 million. The average interest rate on our revolving debt, which is variable based on LIBOR and our credit rating, was impacted by a slight increase in our total interest rate due to a decrease in our credit rating in the fourth quarter of 2018.

Other Income (Expense)
Other income (expense) was $(0.5) million in 2019, compared to $(0.6) million in 2018. The change from 2018 to 2019 was related to our diesel fuel hedging contracts, driven by a change in pricing trends for diesel fuel forward contracts.

Income Taxes
Our effective income tax rate in 2019 and 2018 was 23.6% and 24.4%, respectively. The effective income tax rate comparisons were significantly impacted by higher income before income taxes for 2019 compared to 2018. The decrease in the effective income tax rate was principally driven by the gain on the sale of our Rancho Cucamonga, California distribution center being taxed at a lower effective rate as that gain does not attract certain state income taxes that do not tax on a consolidated or combined basis, and lower derecognition of current year uncertain positions. The decrease in the effective income tax rate was offset by the effect of hiring-based tax credits and the absence of a favorable adjustment recognized in 2018 to the provisional amounts that we recorded for the Tax Cuts and Jobs Act of 2017.

2020 Guidance
In March 2020, the World Health Organization declared the COVID-19 coronavirus a pandemic and the rapid spread of the disease throughout the U.S. has negatively impacted the U.S. economy. Due to the lack of business visibility resulting from the COVID-19 coronavirus pandemic, we are unable to reasonably estimate our 2020 financial results and cash flows at this time. During the first part of 2020, we have experienced varying levels of customer demand and uncertainty in our supply chains. Additionally, in March 2020, we began incurring incremental expenses, such as temporary store and distribution wage increases, additional store cleaning costs, and other items, and we expect to incur additional expenses through the duration of the pandemic. We believe our position as an essential retailer, which sells food, consumables, health products, and pet supplies, will allow our stores to remain open during this pandemic, and we believe our current liquidity position is strong.

Capital Resources and Liquidity

On August 31, 2018, we entered into the 2018 Credit Agreement which provides for a $700 million five-year unsecured credit facility. The 2018 Credit Agreement expires on August 31, 2023.  Borrowings under the 2018 Credit Agreement are available for general corporate purposes and working capital.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  Additionally, we are subject to cross-default provisions associated with the Synthetic Lease.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At February 1, 2020, we were in compliance with the covenants of the 2018 Credit Agreement.

We use the 2018 Credit Agreement, as necessary, to provide funds for ongoing and seasonal working capital, capital expenditures, dividends, share repurchase programs, and other expenditures. In addition, we use the 2018 Credit Agreement to provide letters of credit for various operating and regulatory requirements, and if needed, letters of credit required to cover our self-funded insurance programs. Given the seasonality of our business, the amount of borrowings under the 2018 Credit Agreement may fluctuate materially depending on various factors, including our operating financial performance, the time of year, and our need to increase merchandise inventory levels prior to the peak selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility. In 2019, our total indebtedness (outstanding borrowings and letters of credit) under the 2018 Credit Agreement peaked at approximately $555 million in October.  At February 1, 2020, we had $229.2 million in outstanding borrowings under the 2018 Credit Agreement and $467.9 million in borrowings available under the 2018 Credit Agreement, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $2.9 million. Working capital was $193.1 million at February 1, 2020.

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

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which is secured by the equipment at our new California distribution center. The 2019 Term Note will expire on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay the note, subject to penalties, at any time. The interest rate on the 2019 Term Note is fixed at 3.3%. We utilized the proceeds from the 2019 Term Note to pay down outstanding borrowings under the 2018 Credit Agreement.

On March 6, 2019, our Board of Directors authorized a share repurchase program providing for the repurchase of $50 million of our common shares (“2019 Repurchase Program”). During 2019, we exhausted this program by purchasing approximately 1.3 million of our outstanding common shares.

In 2019, we declared and paid four quarterly cash dividends of $0.30 per common share for a total paid amount of approximately $48.4 million.

In February 2020, our Board declared a quarterly cash dividend of $0.30 per common share payable on April 3, 2020 to shareholders of record as of the close of business on March 20, 2020.

In March 2020, we chose to draw approximately $200 million of additional debt under the 2018 Credit Agreement as a safeguard due to uncertainty caused by the COVID-19 coronavirus. Additionally, we are reviewing potential sources of additional external financing to augment our liquidity position.

The following table compares the primary components of our cash flows from 2019 to 2018:

(In thousands)	2019	2018	Change
Net cash provided by operating activities	$338,970	$234,060	$104,910
Net cash used in investing activities	(74,480)	(376,473)	301,993
Net cash (used in) provided by financing activities	$(257,803)	$137,271	$(395,074)

Cash provided by operating activities increased by $104.9 million to $339.0 million in 2019 compared to $234.1 million in 2018.  The increase was primarily due to a $145.1 million increase in cash inflows from inventories, a $85.6 million increase in net income, a $48.6 million increase in other current liabilities, and a $47.0 million increase in our net deferred tax liabilities, partially offset by the add-back of $178.7 million for gain on disposition of property and equipment and a $64.4 million increase in cash outflows for accounts payable. The increase in cash inflows from inventories was primarily driven by our decision to accelerate the receipt of inventory late in 2018 to mitigate tariff concerns, which increased our inventory position at the end of 2018. As of the end of 2019, we have normalized our inventory position as we decreased our receipt of inventory throughout 2019, which generated an increase in cash inflows from inventory sales. The net income increase was principally due to the sale of our distribution center in Rancho Cucamonga, California as well as a $85.1 million increase in net sales in 2019 compared to 2018. The increase in net income was partially offset by a reduction for the add-back of the gain on disposition of property and equipment, which was primarily related to the sale of our Rancho Cucamonga, California distribution center. The increase in other current liabilities was driven by an increase in accrued bonus expense. The increase in our net deferred tax liabilities was primarily the result of the gain on the sale of our Rancho Cucamonga, California distribution center, as we utilized a portion of the proceeds on the sale to pay the remainder of the finance lease obligation for our corporate headquarters facility, which we acquired in a tax-deferred exchange through a qualified intermediary. The cash outflows for accounts payable were directly related to our inventory levels, discussed previously, and the timing of receipts.

Cash used in investing activities decreased by $302.0 million to $74.5 million in 2019 compared to $376.5 million in 2018.  The decrease was primarily attributed to an increase in cash proceeds from sale of property and equipment of $190.2 million resulting from the sale of our Rancho Cucamonga, California distribution center, decreases in assets acquired under Synthetic Lease of $128.9 million for our new California distribution center, and payments for purchase of intangible assets of $15.8 million, partially offset by a $32.8 million increase in capital expenditures. The decrease in assets acquired under the synthetic lease was driven by the impact of the adoption of a new lease accounting standard, which changed the construction period considerations for the Synthetic Lease. The increase in capital expenditures was driven by continued investments in new store growth, our Store of the Future remodels, and equipment for our new California distribution center. The decrease in payments for purchase of intangible assets is due to our purchase of the Broyhill® trademark in 2018 for $15.8 million.

Cash used in financing activities increased by $395.1 million to $257.8 million in 2019 compared to $137.3 million in cash provided by financing activities in 2018. The increase in cash used in financing activities was attributable to a $254.9 million change in cash usage for net long-term debt in 2019 compared to 2018, a decrease of $128.9 million in proceeds from the Synthetic Lease for our California distribution center in 2018, and a $69.6 million increase in payments of finance lease obligations. Partially offsetting the increase in cash used in financing activities was a decrease of $50.0 million in cash used to repurchase common shares under our share repurchase programs. The decrease in net long-term debt was primarily due to the proceeds from the sale of the Rancho Cucamonga, California distribution center, a portion of which was utilized to pay down outstanding debt under the 2018 Credit Agreement. The decrease in proceeds from our Synthetic Lease was driven by the impact of the adoption of a new lease accounting standard. The increase in payments of finance lease obligations was due to our payment of the remainder of the finance lease obligation for our corporate headquarters facility in the third quarter of 2019.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at February 1, 2020:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt (2)	$298,846	$16,479	$31,900	$250,467	$—
Operating lease obligations (3) (4)	1,784,103	344,290	617,727	412,737	409,349
Finance lease obligations (4)	8,909	4,664	3,991	234	20
Purchase obligations (4) (5)	856,517	706,675	106,909	33,810	9,123
Other long-term liabilities (6)	59,428	10,163	8,952	8,702	31,611
Total contractual obligations	$3,007,803	$1,082,271	$769,479	$705,950	$450,103

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

(2)
Long-term debt consists of the borrowings outstanding under the 2018 Credit Agreement, the 2019 Term Note, expected interest on the 2019 Term Note, and the associated accrued interest of $0.5 million. Long-term debt excludes estimated future interest on variable rate borrowings under the 2018 Credit Agreement, which had an interest rate of approximately 3.0% as of February 1, 2020. In addition, we had outstanding letters of credit totaling $41.3 million at February 1, 2020. Approximately $38.4 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For a further discussion, see note 3 to the accompanying consolidated financial statements. The remaining $2.9 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligation.

(3)
Operating lease obligations include, among other items, leases for retail stores, distribution centers, and certain computer and other business equipment. The future minimum commitments for retail store and distribution center leases are $1,428.3 million. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of the store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $355.8 million at February 1, 2020. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data.

(4)
For purposes of the purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Where a purchase obligation is subject to a month-to-month term or another automatically renewing term, we included in the table our minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of future decisions to exercise options to extend or terminate any existing leases.

(5)
Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $492.8 million, the entirety of which represents obligations due within one year of February 1, 2020. The remaining $363.7 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

(6)
Other long-term liabilities include $33.9 million for obligations related to our nonqualified deferred compensation plan, $19.5 million for a charitable commitment, and $5.4 million for unrecognized tax benefits. We have estimated the payments due by period for the nonqualified deferred compensation plan based on an average of historical distributions. We have committed to make a $40.0 million charitable donation over a 10-year period, and we have a remaining obligation of $19.5 million over the next seven years. We have included unrecognized tax benefits of $4.2 million for payments expected in 2020 and $1.2 million of timing-related income tax uncertainties anticipated to reverse in 2020. Unrecognized tax benefits in the amount of $9.5 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments.

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

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price at or near the end of the reporting period. The average cost retail inventory method requires management to make judgments and contains estimates, such as the amount and timing of markdowns to clear slow-moving inventory and the allowance for shrinkage, which may impact the ending inventory valuation and current or future gross margin. These estimates are based on historical experience and current information.

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

The allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are taken at each store once a year. During calendar 2020, the majority of these counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward allowance for shrinkage rates are established based on historical results at the individual store level. Thus, the allowance for shrinkage rates will be adjusted throughout the January to June inventory cycle based on actual results. At February 1, 2020, a 10% difference in our shrink accrual would have affected gross margin, operating profit and income before income taxes by approximately $3.4 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at February 1, 2020 would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $8 million.

General liability and workers’ compensation liabilities are recorded at our estimate of their net present value using a 2.5% discount rate, which was reduced from 3.5% in the fourth quarter of 2019. Other liabilities for insurance reserves are not discounted. A 1.0% change in the discount rate on these liabilities would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $2.1 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2018 Credit Agreement that we make from time to time. We had borrowings of $229.2 million under the 2018 Credit Agreement at February 1, 2020. An increase of 1% in our variable interest rate on our investments and estimated future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $4.1 million. Additionally, we are subject to cross-default provisions associated with the Synthetic Lease for our new distribution center in California. An increase of 1% in this leasing instrument could affect our financial condition, results of operations, or liquidity through higher rent expense by approximately $1.5 million.

Risks Associated with Derivative Instruments
We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At February 1, 2020, we had outstanding derivative instruments, in the form of collars, covering 3.6 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2020	2,400	2,400	$(747)
2021	1,200	1,200	(284)
Total	3,600	3,600	$(1,031)

Additionally, at February 1, 2020, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated March 31, 2020, expressed an unqualified opinion on those financial statements.

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
March 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective February 3, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the optional transition method, as allowed by ASU 2018-11, Leases (Topic 842), Targeted Improvements, to apply the new standard as of the effective date.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of Inventory Valuation Reserves - Refer to Note 1 to the financial statements

Critical Audit Matter Description

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. The average cost retail inventory method requires management to make judgments and contains estimates, including the amount and timing of markdowns to clear slow-moving inventory and an estimated allowance for shrinkage, which may impact ending inventory valuation. The balance of ending inventory was $921.3 million at February 1, 2020.

When management determines the salability of merchandise inventories is diminished, markdowns for clearance activity and the related cost impact are recorded at the time the price change decision is made. Factors considered in the determination of markdowns include current and anticipated demand, and customer preferences.

The inventory allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period.

Given the significant estimates and assumptions management utilizes to quantify inventory reserves which includes markdowns and the allowance for shrinkage, a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the methodology and reasonableness of the estimates and assumptions. For markdowns, such estimates are based on the timing and completeness of recorded markdowns. For the allowance for shrinkage, such estimates are based on a combination of historical shrinkage experience and current year physical inventory results.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the measurement of the valuation of inventory reserves included the following, among others:

•	We tested the effectiveness of controls over the completeness and measurement of inventory reserves.

•	We evaluated the methods and assumptions used by management to estimate markdowns by:

◦	Evaluating management’s estimate for markdowns by comparing markdowns recorded after period end to the markdowns reserve at year end.

◦	Performing an analysis comparing the markdown reserve to historical results.

◦	Comparing inventory sell through for the first period subsequent to year end to historical sell through results to evaluate the salability of merchandise inventories at year end.

•	We evaluated the methods and assumptions used by management to estimate the allowance for shrinkage by:

◦	Attending a selection of store physical inventories and recalculating the shrink for locations using the results of the store physical inventory.

◦	Performing an analysis comparing the methodology and inputs used by management to historical results, trends in the prior years and current year, and industry averages.

◦	Comparing management’s prior-year assumptions of expected shrink activity to actual activity incurred during the current year to determine the appropriateness of the shrinkage inventory allowance.

Measurement of Insurance Valuation Reserves - Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company is self-insured for certain losses relating to general liability and workers’ compensation. Accrued insurance liabilities, $93.7 million at February 1, 2020, are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity.

Given the significant estimates and assumptions in determination of the selected actuarial models management utilizes to quantify insurance reserves, a high degree of auditor judgment and increased extent of effort is required, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately valued.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the general liability and workers’ compensation self-insurance reserves included the following, among others:

•	We tested the effectiveness of controls related to general liability and workers’ compensation self-insurance reserves.

•	We evaluated the methods and assumptions used by management to estimate the self-insurance reserves by:

◦	Testing the underlying data that served as the basis of the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

◦	Comparing management’s prior-year assumptions of expected loss to actuals incurred during the current year to evaluate the appropriateness of assumptions used to determine the insurance reserves.

•
With the assistance of our actuarial specialists, we developed independent estimates of the insurance reserves, including loss and industry claim development factors, and compared our estimates to management’s estimates. Further, the actuarial specialists:

◦	Assessed the actuarial models used by the Company for consistency with the generally accepted actuarial standards;

◦	Evaluated the Company’s ability to estimate the insurance liabilities by comparing its historical estimates with actual loss payments;

◦	Evaluated the key assumptions underlying the Company’s actuarial estimates used to determine the insurance reserves.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 31, 2020

We have served as the Company’s auditor since 1989.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)

	2019	2018	2017
Net sales	$5,323,180	$5,238,105	$5,264,362
Cost of sales (exclusive of depreciation expense shown separately below)	3,208,498	3,116,210	3,121,920
Gross margin	2,114,682	2,121,895	2,142,442
Selling and administrative expenses	1,823,409	1,778,416	1,723,996
Depreciation expense	134,981	124,970	117,093
Gain on sale of distribution center	(178,534)	—	—
Operating profit	334,826	218,509	301,353
Interest expense	(16,827)	(10,338)	(6,711)
Other income (expense)	(451)	(558)	712
Income before income taxes	317,548	207,613	295,354
Income tax expense	75,084	50,719	105,522
Net income and comprehensive income	$242,464	$156,894	$189,832

Earnings per common share:
Basic	$6.18	$3.84	$4.43
Diluted	$6.16	$3.83	$4.38

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$52,721	$46,034
Inventories	921,266	969,561
Other current assets	89,962	112,408
Total current assets	1,063,949	1,128,003
Operating lease right-of-use assets	1,202,252	—
Property and equipment - net	849,147	822,338
Deferred income taxes	4,762	8,633
Other assets	69,171	64,373
Total assets	$3,189,281	$2,023,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378,241	$396,903
Current operating lease liabilities	212,144	—
Property, payroll, and other taxes	82,109	75,317
Accrued operating expenses	118,973	99,422
Insurance reserves	36,131	38,883
Accrued salaries and wages	39,292	26,798
Income taxes payable	3,930	1,237
Total current liabilities	870,820	638,560
Long-term debt	279,464	374,100
Noncurrent operating lease liabilities	1,035,377	—
Deferred income taxes	48,610	—
Deferred rent	—	60,700
Insurance reserves	57,567	54,507
Unrecognized tax benefits	10,722	14,189
Synthetic lease obligation	—	144,477
Other liabilities	41,257	43,773
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,037 shares and 40,042 shares, respectively	1,175	1,175
Treasury shares - 78,458 shares and 77,453 shares, respectively, at cost	(2,546,232)	(2,506,086)
Additional paid-in capital	620,728	622,685
Retained earnings	2,769,793	2,575,267
Total shareholders’ equity	845,464	693,041
Total liabilities and shareholders’ equity	$3,189,281	$2,023,347

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance - January 28, 2017	44,259	$1,175	73,236	$(2,291,379)	$617,516	$2,323,318	$650,630
Comprehensive income	—	—	—	—	—	189,832	189,832
Dividends declared ($1.00 per share)	—	—	—	—	—	(44,746)	(44,746)
Adjustment for ASU 2016-09	—	—	—	—	241	(146)	95
Purchases of common shares	(3,437)	—	3,437	(165,757)	—	—	(165,757)
Exercise of stock options	304	—	(304)	9,659	2,053	—	11,712
Restricted shares vested	368	—	(368)	11,562	(11,562)	—	—
Performance shares vested	431	—	(431)	13,523	(13,523)	—	—
Other	—	—	—	(4)	—	—	(4)
Share-based employee compensation expense	—	—	—	—	27,825	—	27,825
Balance - February 3, 2018	41,925	1,175	75,570	(2,422,396)	622,550	2,468,258	669,587
Comprehensive income	—	—	—	—	—	156,894	156,894
Dividends declared ($1.20 per share)	—	—	—	—	—	(49,885)	(49,885)
Purchases of common shares	(2,635)	—	2,635	(107,830)	(3,920)	—	(111,750)
Exercise of stock options	43	—	(43)	1,395	464	—	1,859
Restricted shares vested	413	—	(413)	13,271	(13,271)	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—
Other	—	—	—	(1)	2	—	1
Share-based employee compensation expense	—	—	—	—	26,335	—	26,335
Balance - February 2, 2019	40,042	1,175	77,453	(2,506,086)	622,685	2,575,267	693,041
Comprehensive income	—	—	—	—	—	242,464	242,464
Dividends declared ($1.20 per share)	—	—	—	—	—	(48,286)	(48,286)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,474)	—	1,474	(55,347)	—	—	(55,347)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	202	—	(202)	6,545	(6,545)	—	—
Performance shares vested	261	—	(261)	8,459	(8,459)	—	—
Other	—	—	—	(5)	(2)	—	(7)
Share-based employee compensation expense	—	—	—	—	13,051	—	13,051
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2019	2018	2017
Operating activities:
Net income	$242,464	$156,894	$189,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	135,686	114,025	106,004
Non-cash lease expense	229,143	—	—
Deferred income taxes	52,374	5,353	32,578
Non-cash share-based compensation expense	13,051	26,335	27,825
Non-cash impairment charge	3,986	141	—
(Gain) loss on disposition of property and equipment	(177,996)	732	483
Unrealized loss (gain) on fuel derivatives	346	1,075	(1,398)
Change in assets and liabilities:
Inventories	48,295	(96,772)	(14,100)
Accounts payable	(18,662)	45,677	(49,269)
Operating lease liabilities	(215,956)	—	—
Current income taxes	(4,442)	(14,108)	(26,368)
Other current assets	(5,836)	(7,055)	(12,144)
Other current liabilities	36,962	(11,637)	(15,342)
Other assets	(5,499)	1,985	(9,335)
Other liabilities	5,054	11,415	21,602
Net cash provided by operating activities	338,970	234,060	250,368
Investing activities:
Capital expenditures	(265,203)	(232,402)	(142,745)
Cash proceeds from sale of property and equipment	190,741	519	1,854
Assets acquired under synthetic lease	—	(128,872)	(15,606)
Payments for purchase of intangible assets	—	(15,750)	—
Other	(18)	32	(11)
Net cash used in investing activities	(74,480)	(376,473)	(156,508)
Financing activities:
Net (repayments of) proceeds from long-term debt	(80,609)	174,300	93,400
Payment of finance lease obligations	(73,469)	(3,908)	(4,134)
Dividends paid	(48,421)	(50,608)	(44,671)
Proceeds from the exercise of stock options	200	1,859	11,712
Payment for treasury shares acquired	(55,347)	(111,750)	(165,757)
Proceeds from synthetic lease	—	128,872	15,606
Payments for debt issuance costs	(150)	(1,495)	—
Other	(7)	1	(4)
Net cash (used in) provided by financing activities	(257,803)	137,271	(93,848)
Increase (decrease) in cash and cash equivalents	6,687	(5,142)	12
Cash and cash equivalents:
Beginning of year	46,034	51,176	51,164
End of year	$52,721	$46,034	$51,176

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a discount retailer in the United States (“U.S.”).  At February 1, 2020, we operated 1,404 stores in 47 states and an e-commerce platform. Our mission is to help people live BIG and save LOTS. Our vision is to be the BIG difference for a better life by delivering unmatched value through surprise and delight, by building a “Best Places to Work” culture, by rewarding shareholders with consistent growth and top tier returns, and by doing good as we do well. Our values are leading with our core customer (whom we refer to as Jennifer), treating all like friends, succeeding together, and playing to win.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2019 (“2019”) was comprised of the 52 weeks that began on February 3, 2019 and ended on February 1, 2020.  Fiscal year 2018 (“2018”) was comprised of the 52 weeks that began on February 4, 2018 and ended on February 2, 2019.  Fiscal year 2017 (“2017”) was comprised of the 53 weeks that began on January 29, 2017 and ended on February 3, 2018.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the aggregate amount of outstanding checks and electronic fund transfers exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than three days, and at February 1, 2020 and February 2, 2019, totaled $28.8 million and $23.6 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income until realized. We did not own any held-to-maturity or available-for-sale securities as of February 1, 2020 and February 2, 2019.

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

We record a reduction to inventories and charge to cost of sales for an allowance for shrinkage. The allowance for shrinkage is calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on a combination of our historical experience and current year physical inventory results.

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

Payments Received from Vendors
Payments received from vendors relate primarily to rebates and reimbursement for markdowns and are generally recognized in our consolidated statements of operations and comprehensive income as a reduction to cost of inventory purchases in the period that the rebate or reimbursement is earned or realized and, consequently, result in a reduction in cost of sales when the related inventory is sold.

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

Property and Equipment - Net
Depreciation and amortization expense of property and equipment are recorded on a straight‑line basis using estimated service lives. The estimated service lives of our depreciable property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 - 10 years
Store fixtures and equipment	2 - 7 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	3 - 5 years
Computer software costs	5 - 8 years
Company vehicles	3 years

Leasehold improvements are amortized on a straight-line basis using the shorter of their estimated service lives or the lease term. We began a significant capital investment program in our Store of the Future concept in 2018, which resulted in us reviewing the estimated service lives of our leasehold improvements and fixtures and equipment at both our renovated stores and newly opened stores. During 2019, in connection with analysis of our remaining lease terms under ASC 842 and our Store of the Future remodel program, we changed the estimated service lives on leasehold improvements for new stores in the Store of the Future format from 5 years to 10 years and for renovated stores in the Store of the Future format from 5 years to 7 years, both of which more appropriately reflect the reasonably certain remaining lease term on these stores. Leasehold improvements for the balance of the stores in our chain have an estimated service life of 5 years. Additionally, we changed the estimated service lives on fixtures and certain equipment from 5 years to 7 years for both new stores and renovated stores to reflect our revised expectation on our renovation cycle, while taking into consideration our remaining lease term.

Assets acquired under leases which meet the criteria of a finance lease are capitalized in property and equipment - net and amortized over the estimated service life of the asset or the applicable lease term, whichever is shorter.

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

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. In order to determine if impairment indicators are present for store property and equipment and operating lease right-of-use assets, we review historical operating results at the store level on an annual basis, or when other impairment indicators are present. Generally, all other property and equipment and operating lease right-of-use assets are reviewed for impairment at the enterprise level. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. Our assumptions related to estimates of undiscounted future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using expected cash flows, including salvage value, which is based on readily available market information for similar assets.

Intangible Assets
During 2018, we acquired the Broyhill® trademark and trade name. This trademark and trade name have indefinite lives. We test the trademark and trade name for impairment annually or whenever circumstances indicate that the carrying value of the asset may not be recoverable. We estimate the fair value of these intangible assets based on an income approach. We perform our annual impairment testing during our fourth fiscal quarter of each year.

Closed Store Accounting
We recognize impairment of our right-of-use assets when we cease using leased property in our operations. In measuring the impairment, we consider sublease rentals that could be reasonably obtained and other potentially mitigating factors. We monitor the right-of-use assets for impairment indicators if the right-of-use assets were not impaired at the cease-use date. We recognize an obligation for the fair value of the nonlease components of our lease agreements when we cease using a leased property in our operations. In measuring fair value of the obligation for nonlease components, we consider the minimum payments and other potentially mitigating factors. We discount the estimated obligation using the applicable credit adjusted interest rate, which results in accretion expense in periods subsequent to the period of initial measurement. We monitor the obligation in subsequent periods and revise our estimated liabilities, if necessary. Severance and benefits associated with terminating employees from employment are recognized ratably from the communication date through the estimated future service period, unless the estimated future service period is less than 60 days, in which case we recognize the impact at the communication date. Generally all other store closing costs are recognized when incurred.

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We provide a matching contribution based on a percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2019, 2018, and 2017, we expensed $8.3 million, $8.5 million, and $7.7 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $33.9 million and $31.8 million at February 1, 2020 and February 2, 2019, respectively, which are recorded in other liabilities.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets.

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

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees. We purchase stop-loss coverage to limit significant exposure in these areas. Accrued insurance-related liabilities and related expenses are based on actual claims filed and estimates of claims incurred but not reported and are reliably determinable. The accruals are determined by applying actuarially-based calculations. General liability and workers’ compensation liabilities are recorded at our estimate of their net present value while other liabilities for insurance-related reserves are not discounted. Our discount rate for general liability and workers’ compensation liabilities was 2.5% and 3.5% at February 1, 2020 and February 2, 2019, respectively.

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

We sell gift cards in our stores and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits (1) when the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) as breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses in our consolidated balance sheets.

We offer price hold contracts and buy now pick up later arrangements on merchandise. Revenue for price hold contracts and buy now pick up later arrangements is recognized when the customer makes the final payment and takes possession of the merchandise. Amounts paid by customers under price hold contracts and buy now pick up later arrangements are recorded in accrued operating expenses in our consolidated balance sheets until a sale is consummated.

We recognize sales revenue for direct-to-customer transactions on our e-commerce platform at the time the merchandise is shipped (i.e., the point at which we transfer the goods). We also offer buy online pick up in store services on our e-commerce platform. Revenue for buy online pick up in store transactions is recognized when the customer takes possession of the merchandise at the store.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $191.8 million, $180.5 million, and $161.5 million for 2019, 2018, and 2017, respectively.

Leases and Rent Expense
We determine if an arrangement contains a lease at inception of the agreement. Our leased property consists of our retail stores, distribution centers in California, store security, and other office equipment. Certain of our store leases have rent escalations and/or have tenant allowances or other lease incentives, which are fixed in nature and included in our calculation of right-of-use assets and lease liabilities. Certain of our store leases provide for contingent rents, which are recorded as variable costs and not included in our calculation of right-of-use assets and lease liabilities. Many of our store leases obligate us to pay for our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance, which are recorded as variable costs and not included in our calculation of right-of-use assets and lease liabilities, except for certain fixed CAM and insurance charges that are not variable. Many of our leases contain provisions for options to renew, extend the original term for additional periods, or terminate the lease if certain sales thresholds are not attained. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. Our lease agreements do not contain material residual value guarantees (excluding the Synthetic Lease discussed in note 5), restrictions, or covenants.

We recognize a lease liability and right-of-use asset at commencement of the lease when possession of the property is taken from the lessor, which, for stores, normally includes a construction or set-up period prior to store opening. We begin recognizing rent expense at commencement of the lease. Rent expense for operating leases is recognized on a straightline basis over the lease term and is included in selling and administrative expenses.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, internet and social media marketing and advertising, e-mail, and in-store point-of-purchase presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $95.2 million, $93.6 million, and $92.0 million for 2019, 2018, and 2017, respectively.

Store Pre-opening Costs
Pre-opening costs incurred during the construction periods for new store openings are expensed as incurred and included in selling and administrative expenses in our consolidated statements of operations and comprehensive income.

Share-Based Compensation
Share-based compensation expense is recognized in selling and administrative expense in our consolidated statements of operations and comprehensive income for all awards that we expect to vest.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, including finance or capital leases	$17,446	$10,292	$5,991
Cash paid for income taxes, excluding impact of refunds	$29,375	$59,691	$99,693
Gross proceeds from long-term debt	$1,811,000	$1,861,900	$1,656,100
Gross payments of long-term debt	$1,891,609	$1,687,600	$1,562,700
Cash paid for operating lease liabilities	$292,048	$—	$—
Non-cash activity:
Assets acquired under finance or capital leases	$70,831	$902	$238
Accrued property and equipment	$17,632	$32,264	$11,236
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,493,888	$—	$—

Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. Additionally, this guidance expanded related disclosure requirements. On February 3, 2019, we adopted the new standard and elected the optional transition method, as allowed by ASU 2018-11, Leases (Topic 842), Targeted Improvements, to apply the new standard as of the effective date. Therefore, we have not applied the new standard to the comparative prior periods presented in the consolidated financial statements. We elected to apply the following practical expedients and policy elections at adoption:

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

Adoption of this ASU 2016-02, in the first quarter of 2019, resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $1,110 million and $1,138 million, respectively, with difference in amounts being primarily comprised of pre-existing deferred rent and prepaid rent. The impact of the adoption was immaterial to the consolidated statements of shareholders' equity. For further discussion on our leases, see note 5.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	February 1, 2020	February 2, 2019
Land and land improvements	$63,691	$61,200
Buildings and leasehold improvements	1,034,458	1,078,142
Fixtures and equipment	884,051	784,170
Computer software costs	196,449	179,071
Construction-in-progress	22,038	78,580
Property and equipment - cost	2,200,687	2,181,163
Less accumulated depreciation and amortization	1,351,540	1,358,825
Property and equipment - net	$849,147	$822,338

Property and equipment - cost includes $27.5 million and $29.5 million at February 1, 2020 and February 2, 2019, respectively, to recognize assets from finance or capital leases. Accumulated depreciation and amortization includes $20.1 million and $17.9 million at February 1, 2020 and February 2, 2019, respectively, related to finance or capital leases. Additionally, we had zero and $144.5 million in assets from a synthetic lease for our new distribution center in Apple Valley, California at February 1, 2020 and February 2, 2019, respectively.

During 2019, 2018, and 2017, respectively, we invested $265.2 million, $232.4 million, and $142.7 million of cash in capital expenditures and we recorded $135.0 million, $125.0 million, and $117.1 million of depreciation expense.

We incurred $0.4 million, $0.1 million, and zero in asset impairment charges, excluding impairment of right-of-use assets (see note 5), in 2019, 2018, and 2017, respectively. In 2019, we impaired the value of property and equipment assets at two stores as a result of our annual store impairment review. During 2018, we wrote down the value of an asset held for sale. In 2017, we did not impair the value of long-lived assets at any stores as a result of our annual store impairment review.

Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive income. We perform annual impairment reviews of our long-lived assets at the store level. When we perform the annual impairment reviews, we first determine which stores had impairment indicators present. We generally use actual historical cash flows to determine if stores had negative cash flows within the past two years. For each store with negative cash flows, we estimate future cash flows based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value.

NOTE 3 – DEBT

Bank Credit Facility
On August 31, 2018, we entered into a $700 million five-year unsecured credit facility (“2018 Credit Agreement”) that replaced our prior credit facility entered into in July 2011 and most recently amended in May 2015 (“2011 Credit Agreement”) and, among other things, amended certain of the representations and covenants applicable to the facility. The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and repayment of certain of our indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At February 1, 2020, we had $229.2 million of borrowings outstanding under the 2018 Credit Agreement and $2.9 million was committed to outstanding letters of credit, leaving $467.9 million available under the 2018 Credit Agreement.

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

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	February 1, 2020	February 2, 2019
2019 Term Note	$64,291	$—
2018 Credit Agreement	229,200	374,100
Total debt	$293,491	$374,100
Less current portion of long-term debt (included in Accrued operating expenses)	$(14,027)	$—
Long-term debt	$279,464	$374,100

NOTE 4 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $33.7 million and $31.6 million at February 1, 2020 and February 2, 2019, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

The fair values of our long-term obligations under the 2018 Credit Agreement are estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying the 2018 Credit Agreement, the carrying value of these instruments approximates the fair value.

The fair value of our long-term obligations under the 2019 Term Note are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The carrying value of the instrument approximates its fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 5 – LEASES

Our leased property consists of our retail stores, distribution centers in California, store security, and other office equipment.

In November 2017, we entered into a synthetic lease arrangement (the “Synthetic Lease”) for a new distribution center in California. The term of the Synthetic Lease commenced in the second quarter of 2019 and will expire 5 years after commencement. Under the prior accounting standard, the Synthetic Lease was accounted for as a capital lease due to certain construction period considerations, and therefore, was initially reflected in both our balance sheet and our future minimum lease obligations disclosure. As the Synthetic Lease commenced in the second quarter of 2019, we assessed its lease classification and determined it was an operating lease under ASC 842. Therefore, the Synthetic Lease is included in our operating lease right-of-use assets and operating lease liabilities in the below table as of February 1, 2020. The annual lease payments are approximately $7 million for the duration of the term. Additionally, the Synthetic Lease includes a residual value guarantee, which is not probable to be paid.

Leases were recorded in our consolidated balance sheets as follows:

Leases (In thousands)	Balance Sheet Location	February 1, 2020
Assets		(In thousands)
Operating	Operating lease right-of-use assets	$1,202,252
Finance	Property and equipment - net	7,436
Total right-of-use assets		$1,209,688
Liabilities
Current
Operating	Current operating lease liabilities	$212,144
Finance	Accrued operating expenses	3,650
Noncurrent
Operating	Noncurrent operating lease liabilities	1,035,377
Finance	Other liabilities	4,482
Total lease liabilities		$1,255,653

The components of lease costs were as follows:

Lease cost (In thousands)	Statements of Operations and Comprehensive Income Location	2019
Operating lease cost	Selling and administrative expenses	$295,810
Finance lease cost
Amortization of leased assets	Depreciation	4,373
Interest on lease liabilities	Interest expense	948
Short-term lease cost	Selling and administrative expenses	5,671
Variable lease cost	Selling and administrative expenses	81,666
Total lease cost		$388,468

In 2019, our operating lease cost above included $3.6 million of right-of-use asset impairment charges related to store closures prior to lease termination date.

Maturity of our lease liabilities at February 1, 2020, was as follows:

Fiscal Year (In thousands)	Operating Leases	Finance Leases
2020	$259,731	$4,664
2021	261,390	3,406
2022	224,919	585
2023	191,012	182
2024	148,038	52
Thereafter	343,237	20
Total lease payments	$1,428,327	$8,909
Less amount to discount to present value	$(180,806)	$(777)
Present value of lease liabilities	$1,247,521	$8,132

Lease term and discount rate, for our operating leases, at February 1, 2020, were as follows:

February 1, 2020
Weighted average remaining lease term (years)	6.4
Weighted average discount rate	4.1%

Our weighted average discount rate represents our estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of adoption of the standard, lease commencement, or the period in which the lease term expectation was modified. Our finance leases, and the associated remaining lease term and discount rate, are insignificant.

Disclosures Related to Periods Prior to Adoption of ASC 842, Leases
Under ASC 840, Leases, future minimum rental commitments for operating leases, excluding closed store leases, real estate taxes, CAM, and property insurance, and scheduled payments for all capital leases at February 2, 2019, were as follows:

Fiscal Year (In thousands)	Operating Leases	Capital Leases
2019	$279,844	$9,050
2020	244,978	10,815
2021	204,362	9,725
2022	159,479	6,992
2023	120,023	6,512
Thereafter	310,474	127,864
Total lease payments	$1,319,160	$170,958
Less amount to discount to present value		$(14,758)
Present value of lease liabilities		$156,200

Under ASC 840, Leases, total rent expense, including real estate taxes, CAM, and property insurance for operating leases consisted of the following:

(In thousands)	2018	2017
Minimum rents	$346,067	$330,229
Contingent rents	168	469
Total rent expense	$346,235	$330,698

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and PSUs. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2019, 2018, and 2017 were insignificant.

The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.3 million for 2019 and immaterial for 2018 and 2017.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2019	2018	2017
Weighted-average common shares outstanding:
Basic	39,244	40,809	42,818
Dilutive effect of share-based awards	107	153	482
Diluted	39,351	40,962	43,300

Share Repurchase Programs
On March 6, 2019, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $50 million of our common shares (“2019 Repurchase Program”). The 2019 Repurchase Program was exhausted during the second quarter of 2019. During 2019, we acquired approximately 1.3 million shares under the 2019 Repurchase Program.

Common shares acquired through repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2018:		(In thousands)	(In thousands)
First quarter	$0.30	$12,744	$14,386
Second quarter	0.30	12,474	12,141
Third quarter	0.30	12,321	12,065
Fourth quarter	0.30	12,346	12,016
Total	$1.20	$49,885	$50,608
2019:
First quarter	$0.30	$12,206	$13,197
Second quarter	0.30	12,196	11,718
Third quarter	0.30	11,954	11,792
Fourth quarter	0.30	11,930	11,714
Total	$1.20	$48,286	$48,421

The amount of dividends declared may vary from the amount of dividends paid in a period based on certain instruments with restrictions on payment, including restricted stock units and PSUs. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

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

Our former equity compensation plan, the 2012 LTIP, approved by our shareholders in May 2012, expired on May 24, 2017. The 2012 LTIP authorized the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, PSUs, stock appreciation rights, cash-based awards, and other share-based awards. We issued nonqualified stock options, restricted stock, restricted stock units, and PSUs under the 2012 LTIP. The Committee, which was charged with administering the 2012 LTIP, had the authority to determine the terms of each award. Nonqualified stock options granted to employees under the 2012 LTIP, the exercise price of which was not less than the fair market value of the underlying common shares on the grant date, generally expire on the earlier of: (1) the seven year term set by the Committee; or (2) one year following termination of employment, death, or disability. The nonqualified stock options generally vest ratably over a four-year period; however, upon a change in control, all awards outstanding automatically vest. All remaining stock options under the 2012 LTIP will expire in 2020.

Share-based compensation expense was $13.1 million, $26.3 million and $27.8 million in 2019, 2018, and 2017, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2017, 2018, and 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at January 28, 2017	771,521	$42.12
Granted	205,819	51.16
Vested	(368,408)	42.84
Forfeited	(19,089)	44.02
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77
Granted	354,457	45.38
Vested	(413,261)	42.60
Forfeited	(47,857)	44.49
Outstanding non-vested restricted stock at February 2, 2019	483,182	$46.50
Granted	440,014	33.54
Vested	(202,101)	46.26
Forfeited	(72,585)	39.89
Outstanding non-vested restricted stock at February 1, 2020	648,510	$38.52

The non-vested restricted stock units granted in 2017, 2018 and 2019 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if certain threshold financial performance objectives are achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
In 2017, 2018, and 2019, we issued PSUs to certain members of management, which vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. At February 1, 2020, 712,433 non-vested PSUs were outstanding in the aggregate. The financial performance objectives for each fiscal year within the three-year performance period are approved by the Committee during the first quarter of the respective fiscal year.

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

We have begun, or expect to begin, recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at February 1, 2020	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2017	181,922	March 2019		Fiscal 2019
2018	191,983		March 2020	Fiscal 2020
2019	338,528		March 2021	Fiscal 2021
Total	712,433

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At February 1, 2020, we estimate the attainment of an average performance that is substantially less than the average targets established for the PSUs issued in 2017. In 2019, 2018, and 2017, we recognized $1.2 million, $14.9 million and $15.4 million, respectively, in share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs for fiscal years 2017, 2018, and 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs at January 28, 2017	360,357	$41.04
Granted	259,042	51.49
Vested	(360,357)	41.04
Forfeited	(9,718)	51.49
Outstanding PSUs at February 3, 2018	249,324	$51.49
Granted	337,421	55.67
Vested	(249,324)	51.49
Forfeited	(55,338)	46.31
Outstanding PSUs at February 2, 2019	282,083	$55.67
Granted	217,518	31.89
Vested	(282,083)	55.67
Forfeited	(35,596)	31.89
Outstanding PSUs at February 1, 2020	181,922	$31.89

Board of Directors' Awards
In 2018 and 2017, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $200,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $135,000. In 2019, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $210,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $145,000. These awards vest on the earlier of (1) the trading day immediately preceding the annual meeting of our shareholders following the grant of such awards or (2) the death or disability of the grantee. However, the restricted stock units will not vest if the non-employee director ceases to serve on our Board of Directors before either vesting event occurs. Additionally, we allow our non-employee directors to defer all or a portion of their restricted stock unit award and by such election, the non-employee directors can defer receipt of their restricted stock units until the earlier of the first to occur of: (1) the specified date by the non-employee director in the deferral agreement, (2) the non-employee director’s death or disability, or (3) the date the non-employee director ceases to serve as a member of the Board of Directors.

Stock Options

A summary of the annual stock option activity for fiscal years 2017, 2018, and 2019 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at January 28, 2017	589,675	$38.75
Exercised	(304,049)	38.51
Forfeited	(5,000)	36.93
Outstanding stock options at February 3, 2018	280,626	$39.04
Exercised	(43,125)	43.11
Forfeited	—	—
Outstanding stock options at February 2, 2019	237,501	$38.30
Exercised	(6,250)	32.04
Forfeited	(82,500)	43.06
Outstanding stock options at February 1, 2020	148,751	$35.93	0.1	$—
Vested or expected to vest at February 1, 2020	148,751	$35.93	0.1	$—
Exercisable at February 1, 2020	148,751	$35.93	0.1	$—

The stock options granted in prior years vested in equal amounts on the first four anniversaries of the grant date and have a contractual term of seven years. All outstanding stock options at February 1, 2020 will expire in 2020.

During 2019, 2018, and 2017, the following activity occurred under our share-based compensation plans:

(In thousands)	2019	2018	2017
Total intrinsic value of stock options exercised	$42	$228	$4,423
Total fair value of restricted stock vested	$6,452	$19,240	$19,015
Total fair value of performance shares vested	$9,849	$12,792	$21,026

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at February 1, 2020 was approximately $13.2 million.  This compensation cost is expected to be recognized through October 2022 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from February 1, 2020.

NOTE 8 – INCOME TAXES

The provision for income taxes was comprised of the following:

(In thousands)	2019	2018	2017
Current:
U.S. Federal	$15,495	$35,025	$63,743
U.S. State and local	7,215	10,341	9,201
Total current tax expense	22,710	45,366	72,944
Deferred:
U.S. Federal	48,613	5,300	28,336
U.S. State and local	3,761	53	4,242
Total deferred tax expense	52,374	5,353	32,578
Income tax provision	$75,084	$50,719	$105,522

On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act (“TCJA”). The TCJA significantly changed U.S. tax law, including permanently lowering the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, expanding the disallowance of deductions for executive compensation and accelerating tax depreciation for certain assets placed in service after September 27, 2017.

In 2017, we estimated the effects of the corporate income tax rate reduction on our net deferred tax assets resulting in the provisional recognition of an additional $4.5 million of income tax expense in our consolidated statements of operations and comprehensive income.

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

Net deferred tax assets fluctuated by items that are not reflected in deferred tax expense in the above table in 2019 and 2017. Due to the adoption of ASU 2016-02, Leases (Topic 842), net deferred tax assets decreased by $0.1 million in 2019. In 2017, net deferred tax assets increased by $0.1 million as a result of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	33.7%
Effect of:
State and local income taxes, net of federal tax benefit	2.7	4.0	3.0
Executive compensation limitations - permanent difference	0.4	0.7	—
Provisional effect of the TCJA	—	(0.3)	1.5
Work opportunity tax and other employment tax credits	(0.8)	(1.4)	(1.0)
Excess tax detriment (benefit) from share-based compensation	0.4	0.4	(1.3)
Other, net	(0.1)	—	(0.2)
Effective income tax rate	23.6%	24.4%	35.7%

Since the TCJA rate reduction was effective on January 1, 2018, our 2017 federal statutory tax rate was a blended rate of 33.7%.

In 2017, we adopted ASU 2016-09. Prior to the adoption of ASU 2016-09, differences between the tax deduction ultimately realized from an equity award and the deferred tax asset recognized as compensation cost were generally credited (“excess tax benefits”) or charged (“deficiencies”) to equity. Under ASU 2016-09, all tax effects of share-based compensation, including excess tax benefits and tax deficiencies, are recognized in income tax expense. In 2019 and 2018, we recognized net tax deficiencies which increased income tax expense by $1.3 million and $1.0 million, respectively. In 2017, we recognized net excess tax benefits which reduced income tax expense by $4.3 million.

In 2019, we adopted ASU 2016-02 which requires the recognition of right-of-use assets and lease liabilities. The recognition of the right-of-use assets and lease liabilities resulted in the establishment of a new deferred tax liability and deferred tax asset.

Income tax payments and refunds were as follows:

(In thousands)	2019	2018	2017
Income taxes paid	$29,375	$59,691	$99,693
Income taxes refunded	(2,313)	(474)	(888)
Net income taxes paid	$27,062	$59,217	$98,805

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	February 1, 2020	February 2, 2019
Deferred tax assets:
Lease liabilities, net of lease incentives	$327,499	$—
Depreciation and fixed asset basis differences	37,430	10,497
Uniform inventory capitalization	22,611	18,454
Workers’ compensation and other insurance reserves	21,013	20,841
Compensation related	16,378	17,218
Accrued operating liabilities	3,674	1,316
State tax credits, net of federal tax benefit	3,495	3,856
Accrued state taxes	3,027	3,416
Accrued rent	—	16,208
Other	13,907	11,767
Valuation allowances, net of federal tax benefit	(2,674)	(2,940)
Total deferred tax assets	446,360	100,633
Deferred tax liabilities:
Right-of-use assets, net of amortization	305,091	—
Accelerated depreciation and fixed asset basis differences	100,187	66,016
Synthetic lease obligation	34,485	—
Lease construction reimbursements	18,920	13,917
Deferred gain on like-kind exchange	15,382	—
Prepaid expenses	5,039	4,285
Workers’ compensation and other insurance reserves	3,507	2,477
Other	7,597	5,305
Total deferred tax liabilities	490,208	92,000
Net deferred tax (liabilities) assets	$(43,848)	$8,633

Our deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, are summarized in the table below:

(In thousands)	February 1, 2020	February 2, 2019
U.S. Federal	$(48,610)	$96
U.S. State and local	4,762	8,537
Net deferred tax (liabilities) assets	(43,848)	8,633

We have the following income tax loss and credit carryforwards at February 1, 2020 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$48	Expires predominately during fiscal years 2020 - 2039
California enterprise zone credits	4,103	Predominately expires fiscal year 2023
Other state credits	320	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$4,471

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017
Unrecognized tax benefits - beginning of year	$11,986	$11,673	$13,121
Gross increases - tax positions in current year	976	1,649	361
Gross increases - tax positions in prior period	1,031	1,025	1,329
Gross decreases - tax positions in prior period	(2,333)	(1,827)	(1,385)
Settlements	(484)	403	(319)
Lapse of statute of limitations	(416)	(937)	(1,434)
Unrecognized tax benefits - end of year	$10,760	$11,986	$11,673

At the end of 2019 and 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $8.4 million and $9.4 million, respectively, after considering the federal tax benefit of state and local income taxes of $1.4 million and $1.8 million, respectively. Unrecognized tax benefits of $1.0 million and $0.8 million in 2019 and 2018, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(1.1) million, $(0.7) million, and $0.1 million during 2019, 2018, and 2017, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at February 1, 2020 and February 2, 2019 was $4.3 million and $5.4 million, respectively.

We are subject to U.S. federal income tax, and income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2016 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 30, 2021, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million.  Actual results may differ materially from this estimate.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Shareholder and Derivative Matters
In 2012, three shareholder derivative lawsuits were filed in the U.S. District Court for the Southern District of Ohio against us and certain of our current and former outside directors and executive officers. The lawsuits were consolidated, and, on August 13, 2012, plaintiffs filed a consolidated complaint captioned In re Big Lots, Inc. Shareholder Litigation , No. 2:12-cv-00445 (S.D. Ohio) (the “Consolidated Derivative Action”). The consolidated complaint asserted various claims under Ohio law, including for breach of fiduciary duty. On December 14, 2017, the parties entered into a Stipulation and Agreement of Settlement and plaintiffs filed an Unopposed Motion for Preliminary Approval of Derivative Settlement with the Court. On August 28, 2018, the Court issued an Order granting final approval of the Settlement.

Also in 2012, a putative securities class action lawsuit captioned Willis, et al. v. Big Lots, Inc., et al., 2:12-cv-00604 (S.D. Ohio) was filed in the U.S. District Court for the Southern District of Ohio on behalf of persons who acquired our common shares between February 2, 2012 and April 23, 2012. Effective May 16, 2018, the parties executed a Stipulation of Settlement. On November 9, 2018, the Court issued an Order granting final approval of the Settlement.

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

We are self-insured for certain losses relating to property, general liability, workers' compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $41.3 million at February 1, 2020, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $492.8 million, the entirety of which represents obligations due within one year of February 1, 2020. We have additional purchase obligations in the amount of $363.7 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 10 - GAIN ON SALE OF DISTRIBUTION CENTER

On October 30, 2019, we completed the sale of our distribution center located in Rancho Cucamonga, California. As part of our agreement with the purchaser, we are leasing the property back from the purchaser for six months while we wind down our operations at the distribution center. The lease permits us to exit the lease early or extend the lease for up to six additional months. Net proceeds from the sale of the distribution center were $190.3 million and our gain on the sale was $178.5 million.

NOTE 11 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which are consistent with our internal management and reporting of merchandise net sales: Food, Consumables, Soft Home, Hard Home, Furniture, Seasonal, and Electronics, Toys, & Accessories. The Food category includes our beverage & grocery, candy & snacks, and specialty foods departments. The Consumables category includes our health, beauty and cosmetics, plastics, paper, chemical, and pet departments. The Soft Home category includes the home décor, frames, fashion bedding, utility bedding, bath, window, decorative textile, home organization and area rugs departments. The Hard Home category includes our small appliances, table top, food preparation, stationery, greeting cards, and home maintenance departments. The Furniture category includes our upholstery, mattress, ready-to-assemble, and case goods departments. The Seasonal category includes our lawn & garden, summer, Christmas, and other holiday departments. The Electronics, Toys, & Accessories category includes our electronics, jewelry, hosiery, apparel, and toys departments.

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

The following table presents net sales data by merchandise category:

(In thousands)	2019	2018	2017
Furniture	$1,427,129	$1,286,995	$1,233,967
Soft Home	853,434	828,451	792,366
Consumables	803,593	799,038	822,533
Seasonal	773,720	765,619	765,674
Food	757,351	782,988	818,387
Hard Home	363,006	407,596	428,788
Electronics, Toys, & Accessories	344,947	367,418	402,647
Net sales	$5,323,180	$5,238,105	$5,264,362

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2019 and 2018 is as follows:

Fiscal Year 2019	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,295,796	$1,252,414	$1,167,988	$1,606,982	$5,323,180
Gross margin	519,047	498,230	463,386	634,019	2,114,682
Net income	15,540	6,178	126,982	93,764	242,464

Earnings per share:
Basic	$0.39	$0.16	$3.25	$2.40	$6.18
Diluted	0.39	0.16	3.25	2.39	6.16

Fiscal Year 2018	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,267,983	$1,222,169	$1,149,402	$1,598,551	$5,238,105
Gross margin	511,958	491,419	459,174	659,344	2,121,895
Net income	31,239	24,164	(6,556)	108,047	156,894

Earnings per share:
Basic	$0.74	$0.59	$(0.16)	$2.70	$3.84
Diluted	0.74	0.59	(0.16)	2.68	3.83

(a)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 13 – RESTRUCTURING COSTS

In March 2019, we announced a transformational restructuring initiative, referred to as “Operation North Star,” to both drive growth in our net sales and reduce costs within our business. We intend to generate costs savings from this initiative through improved markdown and merchandise management, reduced management layers, optimization of store labor, improved efficiencies in our supply chain, and reduced central and other costs. With the initial implementation of this initiative in 2019, we incurred upfront costs, including employee severance costs and consultancy fees, and made payments to execute the initiative.

During the first quarter of 2019, we incurred $15.3 million in costs associated with our transformational restructuring initiative, which were recorded in selling and administrative expenses. During the second quarter of 2019, we incurred an additional $19.5 million in costs from this initiative. In the third quarter of 2019, we incurred $3.6 million in costs associated with this initiative. Transformational restructuring costs recorded in the fourth quarter of 2019 were immaterial.

The changes in our liabilities associated with severance and postemployment benefits, which are recorded in accrued operating expenses, during fiscal 2019 were as follows:

(In thousands)
Balance at February 2, 2019	$—
Charges	14,597
Payments	(10,182)
Other	(2,222)
Balance at February 1, 2020	$2,193

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 1, 2020.

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

Item 9B. Other Information

On March 30, 2020, the Company announced that it is withdrawing the guidance it issued on February 27, 2020 with respect to 2020 and the first quarter of 2020 as a result of the lack of business visibility into the impacts of the coronavirus (COVID-19) pandemic. The reason for the withdrawal of guidance included (1) demand volatility, which has resulted in positive low single digit comps year-to-date driven by strong March sales of essential items in our Food and Consumables merchandise categories, (2) unplanned expenses such as temporary store and distribution center wage increases and additional store cleaning costs, and (3) the cancellation of the planned chainwide in-store “Friends and Family” weekend event in April. The Company expects to resume providing an annual outlook when business conditions return to a more normal environment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in our definitive Proxy Statement for our annual meeting of Shareholders ( “2020 Proxy Statement”), with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained under the caption “Governance” with respect to Compensation Committee interlocks and insider participation and under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Report” in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of February 1, 2020, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,509,694	(1)(2)	35.93	(3)	3,307,877	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,509,694		35.93	(3)	3,307,877

(1)	Includes stock options, PSUs, and restricted stock units granted under the 2017 LTIP and the 2012 LTIP.

(2)	The common shares issuable upon exercise of outstanding stock options granted under each shareholder-approved plan are as follows:
2017 LTIP	—
2012 LTIP	148,751

(3)	The weighted average exercise price only represents stock options and does not take into account the PSUs and the restricted stock units granted under the 2017 LTIP.

(4)
The common shares available for issuance under the 2017 LTIP are limited to 3,307,877 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 2012 LTIP expired on May 24, 2017. The 2017 LTIP was approved in May 2017. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2020 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance” in the 2020 Proxy Statement, with respect to the determination of director independence and related person transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the captions “Audit Committee Disclosure” in the 2020 Proxy Statement, with respect to our audit and non-audit services pre-approval policy and the fees paid to our independent registered public accounting firm, Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010) (File No. 1-8897).
3.3	Code of Regulations (incorporated herein by reference to Exhibit 3(b) to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
4	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002) (File No. 1-8897).
10.1	Big Lots 2005 Long-Term Incentive Plan, as amended and restated effective May 27, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-8 dated March 3, 2011) (File No. 1-8897).
10.2	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated February 21, 2006) (File No. 1-8897).
10.3	Form of Big Lots 2005 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 4, 2009) (File No. 1-8897).
10.4	Form of Big Lots 2005 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 4, 2009) (File No. 1-8897).
10.5	Big Lots 2012 Long-Term Incentive Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 29, 2014).
10.6	Form of Big Lots 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 23, 2012) (File No. 1-8897).

Exhibit No.	Document
10.7	Form of Big Lots 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated May 23, 2012) (File No. 1-8897).
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

10.23	Big Lots 2006 Bonus Plan, as amended and restated effective May 29, 2014 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated May 29, 2014).
10.24	Big Lots 2019 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 5, 2019).
10.25	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005) (File No. 1-8897).
10.26	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015 (incorporated herein by reference to Exhibit 10.25 to our Form 10-K for the year ended January 30, 2016).
10.27	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004) (File No. 1-8897).
10.28	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.29	Executive Employment Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 17, 2015).

Exhibit No.	Document
10.30	Offer Letter with Bruce Thorn (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 21, 2018).
10.31	Separation Agreement with David J. Campisi (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended May 5, 2018) (File No. 1-8897).
10.32	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.33	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.34	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.35	Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.36	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.37	Form of Big Lots Executive Severance Plan Acknowledgment and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.38
Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2011) (File No. 1-8897).

10.39
First Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc. and Big Lots Canada, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 30, 2013).

10.40
Second Amendment to Credit Agreement among Big Lots, Inc., Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 28, 2015).

10.41
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

10.44	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011) (File No. 1-8897).
10.45	AVDC Participation Agreement incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.46	AVDC Lease Agreement (Real Property) (incorporated herein by reference to Exhibit 10.41 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.47	AVDC Construction Agency Agreement (incorporated herein by reference to Exhibit 10.42 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for Jeffrey P. Berger, James R. Chambers, Sebastian J. DiGrande, Marla C. Gottschalk, Cynthia T. Jamison, Christopher J. McCormick, Nancy A. Reardon, and Wendy L. Schoppert.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document

Exhibit No.	Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2020.

BIG LOTS, INC.

By: /s/ Bruce K. Thorn
Bruce K. Thorn
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2020.

By: /s/ Bruce K. Thorn	By: /s/ Jonathan E. Ramsden
Bruce K. Thorn	Jonathan E. Ramsden
President and Chief Executive Officer	Executive Vice President, Chief Financial and Administrative Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Jeffrey P. Berger *	/s/ Cynthia T. Jamison *
Jeffrey P. Berger	Cynthia T. Jamison
Director	Director

/s/ James R. Chambers *	/s/ Christopher J. McCormick *
James R. Chambers	Christopher J. McCormick
Director	Director

/s/ Sebastian J. DiGrande *	/s/ Nancy A. Reardon *
Sebastian J. DiGrande	Nancy A. Reardon
Director	Director

/s/ Marla C. Gottschalk *	/s/ Wendy L. Schoppert *
Marla C. Gottschalk	Wendy L. Schoppert
Director	Director

*
The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 4th day of March 2020, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact