Form 10-Q
period 2020-05-02
BIG LOTS INC
filed 2020-06-10
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020
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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 5, 2020, was 39,231,076.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 2, 2020

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$1,439,149	$1,295,796
Cost of sales (exclusive of depreciation expense shown separately below)	868,393	776,749
Gross margin	570,756	519,047
Selling and administrative expenses	458,631	460,605
Depreciation expense	37,690	32,797
Operating profit	74,435	25,645
Interest expense	(3,322)	(3,733)
Other income (expense)	(3,317)	910
Income before income taxes	67,796	22,822
Income tax expense	18,473	7,282
Net income and comprehensive income	$49,323	$15,540

Earnings per common share
Basic	$1.26	$0.39
Diluted	$1.26	$0.39

Weighted-average common shares outstanding
Basic	39,129	39,922
Dilutive effect of share-based awards	111	80
Diluted	39,240	40,002

Cash dividends declared per common share	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	May 2, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$311,872	$52,721
Inventories	806,559	921,266
Other current assets	75,978	89,962
Total current assets	1,194,409	1,063,949
Operating lease right-of-use assets	1,206,133	1,202,252
Property and equipment - net	849,857	849,147
Deferred income taxes	6,161	4,762
Other assets	65,226	69,171
Total assets	$3,321,786	$3,189,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,461	$378,241
Current operating lease liabilities	207,899	212,144
Property, payroll, and other taxes	96,248	82,109
Accrued operating expenses	138,212	118,973
Insurance reserves	35,572	36,131
Accrued salaries and wages	34,622	39,292
Income taxes payable	16,903	3,930
Total current liabilities	804,917	870,820
Long-term debt	436,684	279,464
Noncurrent operating lease liabilities	1,046,711	1,035,377
Deferred income taxes	41,171	48,610
Insurance reserves	56,759	57,567
Unrecognized tax benefits	10,279	10,722
Other liabilities	41,332	41,257
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,223 shares and 39,037 shares, respectively	1,175	1,175
Treasury shares - 78,272 shares and 78,458 shares, respectively, at cost	(2,538,276)	(2,546,232)
Additional paid-in capital	613,823	620,728
Retained earnings	2,807,211	2,769,793
Total shareholders' equity	883,933	845,464
Total liabilities and shareholders' equity	$3,321,786	$3,189,281

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended May 4, 2019
Balance - February 2, 2019	40,042	$1,175	77,453	$(2,506,086)	$622,685	$2,575,267	$693,041
Comprehensive income	—	—	—	—	—	15,540	15,540
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,206)	(12,206)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,403)	—	1,403	(52,925)	—	—	(52,925)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	142	—	(142)	4,589	(4,589)	—	—
Performance shares vested	255	—	(255)	8,255	(8,255)	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	4,335	—	4,335
Balance - May 4, 2019	39,042	$1,175	78,453	$(2,545,967)	$614,174	$2,578,949	$648,331
Thirteen Weeks Ended May 2, 2020
Balance - February 1, 2020	39,037	1,175	78,458	(2,546,232)	620,728	2,769,793	845,464
Comprehensive income	—	—	—	—	—	49,323	49,323
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,905)	(11,905)
Purchases of common shares	(119)	—	119	(1,940)	—	—	(1,940)
Exercise of stock options	—	—	—	—	—	—	—
Restricted shares vested	240	—	(240)	7,782	(7,782)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	—	—	—	7	(1)	—	6
Share-based employee compensation expense	—	—	—	—	2,985	—	2,985
Balance - May 2, 2020	39,223	$1,175	78,272	$(2,538,276)	$613,823	$2,807,211	$883,933

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating activities:
Net income	$49,323	$15,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,819	33,104
Non-cash lease expense	57,766	57,093
Deferred income taxes	(8,838)	(6,891)
Non-cash impairment charge	362	234
Loss on disposition of equipment	129	110
Non-cash share-based compensation expense	2,985	4,335
Unrealized loss (gain) on fuel derivatives	3,144	(971)
Change in assets and liabilities:
Inventories	114,707	42,573
Accounts payable	(102,779)	(82,264)
Operating lease liabilities	(54,919)	(45,688)
Current income taxes	27,077	13,411
Other current assets	(486)	(7,237)
Other current liabilities	16,315	37,587
Other assets	4,395	(3,817)
Other liabilities	(879)	316
Net cash provided by operating activities	146,121	57,435
Investing activities:
Capital expenditures	(28,928)	(76,834)
Cash proceeds from sale of property and equipment	26	80
Other	(11)	(12)
Net cash used in investing activities	(28,913)	(76,766)
Financing activities:
Net proceeds from long-term debt	157,337	96,300
Payment of finance lease obligations	(982)	(967)
Dividends paid	(12,478)	(13,197)
Proceeds from the exercise of stock options	—	200
Payment for treasury shares acquired	(1,940)	(45,465)
Other	6	(2)
Net cash provided by financing activities	141,943	36,869
Increase in cash and cash equivalents	259,151	17,538
Cash and cash equivalents:
Beginning of period	52,721	46,034
End of period	$311,872	$63,572

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a discount retailer operating in the United States (“U.S.”).  At May 2, 2020, we operated 1,404 stores in 47 states.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole, including as a result of the COVID-19 coronavirus pandemic, which has disrupted and may continue to disrupt our business.  We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter.  However, due to demand volatility we have experienced during the COVID-19 coronavirus pandemic, the seasonality of our 2020 results may differ from our historical experience. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2020 (“2020”) is comprised of the 52 weeks that began on February 2, 2020 and will end on January 30, 2021.  Fiscal year 2019 (“2019”) was comprised of the 52 weeks that began on February 3, 2019 and ended on February 1, 2020.  The fiscal quarters ended May 2, 2020 (“first quarter of 2020”) and May 4, 2019 (“first quarter of 2019”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $52.3 million and $45.1 million for the first quarter of 2020 and the first quarter of 2019, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $23.0 million and $22.4 million for the first quarter of 2020 and the first quarter of 2019, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2020 and the first quarter of 2019:

	Thirteen Weeks Ended
(In thousands)	May 2, 2020	May 4, 2019
Supplemental disclosure of cash flow information:
Cash paid for interest, including finance leases	$3,211	$4,097
Cash paid for income taxes, excluding impact of refunds	122	1,141
Gross proceeds from long-term debt	514,500	470,400
Gross payments of long-term debt	357,163	374,100
Cash paid for operating lease liabilities	75,317	70,947
Non-cash activity:
Assets acquired under finance leases	—	11
Accrued property and equipment	27,213	46,503
Share repurchases payable	—	7,460
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$62,641	$1,213,777

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

Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 Intangibles - Goodwill and Other - Internal-Use Software. This update evaluates the accounting for costs paid by a customer to implement a cloud computing arrangement. The new guidance aligns cloud computing arrangement implementation cost accounting with the capitalization requirements for internal-use software development, while leaving the accounting for service elements unchanged. On February 2, 2020, we adopted ASU 2018-15 on a prospective basis. The impact of the adoption was immaterial to the consolidated financial statements.

NOTE 2 – DEBT

Bank Credit Facility
On August 31, 2018, we entered into a $700 million five-year unsecured credit facility (“2018 Credit Agreement”). The 2018 Credit Agreement expires on August 31, 2023. In connection with our entry into the 2018 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the 2018 Credit Agreement.

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR.  We may prepay revolving loans made under the 2018 Credit Agreement.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, California. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At May 2, 2020, we had $390.0 million of borrowings outstanding under the 2018 Credit Agreement, while $9.5 million was committed to outstanding letters of credit, leaving $300.5 million available under the 2018 Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70.0 million term note agreement (“2019 Term Note”), which is secured by the equipment at our Apple Valley, California distribution center. The 2019 Term Note matures on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay, subject to penalties, at any time. The interest rate on the 2019 Term Note is 3.3%. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	May 2, 2020	February 1, 2020
2019 Term Note	$60,828	$64,291
2018 Credit Agreement	390,000	229,200
Total debt	$450,828	$293,491
Less current portion of long-term debt (included in Accrued operating expenses)	$(14,144)	$(14,027)
Long-term debt	$436,684	$279,464

NOTE 3 – FAIR VALUE MEASUREMENTS

In connection with our nonqualified deferred compensation plan, we had mutual fund investments of $28.7 million and $33.7 million at May 2, 2020 and February 1, 2020, respectively, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At May 2, 2020 and May 4, 2019, we excluded from securities outstanding for the computation of earnings per share, antidilutive stock options, restricted stock units, and performance share units, for which the minimum applicable performance conditions had not been attained as of May 2, 2020 and May 4, 2019, respectively. For the first quarter of 2020, it was determined that an immaterial amount of stock options outstanding were antidilutive and excluded from the computation of diluted earnings, and for the first quarter of 2019, there were 0.1 million stock options outstanding that were antidilutive. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were 0.3 million for the first quarter of 2020 and 0.4 million for the first quarter of 2019.

Dividends
We declared and paid cash dividends per common share during the first quarter of 2020 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2020:		(In thousands)	(In thousands)
First quarter	$0.30	$11,905	$12,478
Total	$0.30	$11,905	$12,478

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock units, and performance share units under our shareholder-approved equity compensation plans.  At May 2, 2020, the number of nonqualified stock options outstanding was immaterial. Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested shares. We recognized share-based compensation expense of $3.0 million and $4.3 million in the first quarter of 2020 and the first quarter of 2019, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the first quarter of 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at February 1, 2020	648,510	$38.52
Granted	921,309	15.82
Vested	(239,856)	43.07
Forfeited	(1,511)	38.60
Outstanding non-vested restricted stock units at May 2, 2020	1,328,452	$21.95

The non-vested restricted stock units granted in the first quarter of 2020 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
In the first quarter of 2020, we awarded performance share units (“RPSUs”) to certain members of senior management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year. The RPSUs have a contractual term of three years. We use a Monte Carlo simulation to estimate the fair value of the RPSUs on the grant date and recognize expense over the derived service period. If the share price performance goals applicable to the RPSUs are not achieved prior to expiration, the unvested portion of the awards will be forfeited. Shares issued in connection with vested RPSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, such as death, disability, or change in control.

Prior to 2020, we issued performance share units (“PSUs”) to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. Typically, the financial performance objectives for each fiscal year within the three-year performance period are approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. For the first quarter of 2020, due to the lack of business visibility resulting from the COVID-19 pandemic, the Compensation Committee chose to defer establishment of the 2020 performance objectives until later in the fiscal year.

As a result of the process used to establish the financial performance objectives, we will only meet the requirements for establishing a grant date for PSUs when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period.

As a result of the Compensation Committee’s decision to defer establishment of the 2020 performance objectives for PSUs, the financial performance objectives for the third fiscal year of the PSUs issued in 2018 were not established in the first quarter of 2020 and the grant date for the 2018 PSUs has not been established. We expect the grant date for the 2018 PSUs to be established when the Compensation Committee establishes the 2020 PSU performance objectives.

We have begun or expect to begin recognizing expense related to PSUs and RPSUs as follows:

Issue Year	Outstanding PSUs and RPSUs at May 2, 2020	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2018	191,020		August 2020	Fiscal 2020
2019	338,528		March 2021	Fiscal 2021
2020	408,340	April 2020		Fiscal 2020 - 2021
Total	937,888

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. During the first quarter of 2020, the PSUs issued in 2017 vested with an average performance attainment lower than the targets established. During the first quarters of 2020 and 2019, we recognized $0.4 million and $1.2 million in share-based compensation expense related to PSUs, respectively.

The following table summarizes the activity related to PSUs and RPSUs for the first quarter of 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and RPSUs at February 1, 2020	181,922	$31.89
Granted	408,340	11.70
Vested	(181,062)	31.89
Forfeited	(860)	31.89
Outstanding PSUs and RPSUs at May 2, 2020	408,340	$11.70

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2020	2019
Total intrinsic value of stock options exercised	$—	$42
Total fair value of restricted stock vested	4,040	5,042
Total fair value of performance shares vested	$924	$9,706

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at May 2, 2020 was approximately $29.6 million.  This compensation cost is expected to be recognized through April 2023 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.2 years from May 2, 2020.

NOTE 6 – INCOME TAXES

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

NOTE 7 – CONTINGENCIES

California Wage and Hour Matters
We currently are defending numerous purported wage and hour class actions in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. During the first quarter of 2019, upon consideration of these matters, including outcomes of cases against other retailers, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. We intend to continue to defend ourselves vigorously against the allegations levied in these lawsuits.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2020	2019
Furniture	$415,700	$383,897
Consumables	237,241	186,502
Soft Home	229,823	209,138
Food	203,819	181,125
Seasonal	196,321	183,491
Hard Home	81,167	81,860
Electronics, Toys, & Accessories	75,078	69,783
Net sales	$1,439,149	$1,295,796

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, developments related to the COVID-19 coronavirus pandemic, the current economic and credit conditions, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the first quarter of 2020 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2019:

•	Net sales increased $143.4 million, or 11.1%.

•	Comparable sales, including stores open at least fifteen months and e-commerce, increased $126.3 million, or 10.3%.

•	Gross margin dollars increased $51.8 million, while gross margin rate declined 40 basis points to 39.7% of sales.

•	Selling and administrative expenses decreased $2.0 million. As a percentage of net sales, selling and administrative expenses decreased 360 basis points to 31.9% of net sales.

•	Operating profit rate increased 320 basis points to 5.2%.

•	Diluted earnings per share increased to $1.26 per share from $0.39 per share.

•	Inventory decreased by 13.0% or $120.4 million to $806.6 million from the first quarter of 2019.

•
We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the first quarter of 2020, which was consistent with the quarterly cash dividend of $0.30 per common share paid in the first quarter of 2019.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2020 and the first quarter of 2019:

	2020	2019
Stores open at the beginning of the fiscal year	1,404	1,401
Stores opened during the period	6	9
Stores closed during the period	(6)	(6)
Stores open at the end of the period	1,404	1,404

We expect our store count at the end of 2020 to be consistent with our store count at the end of 2019.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	First Quarter
	2020	2019
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.3	59.9
Gross margin	39.7	40.1
Selling and administrative expenses	31.9	35.5
Depreciation expense	2.6	2.5
Operating profit	5.2	2.0
Interest expense	(0.2)	(0.3)
Other income (expense)	(0.2)	0.1
Income before income taxes	4.7	1.8
Income tax expense	1.3	0.6
Net income	3.4%	1.2%

FIRST QUARTER OF 2020 COMPARED TO FIRST QUARTER OF 2019

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the first quarter of 2020 compared to the first quarter of 2019 were as follows:

First Quarter
($ in thousands)	2020		2019		Change		Comps
Furniture	$415,700	28.9%	$383,897	29.6%	$31,803	8.3%	6.2%
Consumables	237,241	16.5	186,502	14.4	50,739	27.2	27.3
Soft Home	229,823	16.0	209,138	16.1	20,685	9.9	9.1
Food	203,819	14.2	181,125	14.0	22,694	12.5	12.4
Seasonal	196,321	13.6	183,491	14.2	12,830	7.0	6.4
Hard Home	81,167	5.6	81,860	6.3	(693)	(0.8)	(1.0)
Electronics, Toys, & Accessories	75,078	5.2	69,783	5.4	5,295	7.6	9.0
Net sales	$1,439,149	100.0%	$1,295,796	100.0%	$143,353	11.1%	10.3%

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

Net sales increased $143.4 million, or 11.1%, to $1,439.1 million in the first quarter of 2020, compared to $1,295.8 million in the first quarter of 2019.  The increase in net sales was primarily driven by a 10.3% increase in our comps, which increased net sales by $126.3 million. Additionally, our non-comparable sales increased net sales by $17.1 million, driven by increased sales of our new and relocated stores compared to closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months plus the results of our e-commerce net sales.

Overall, we experienced a favorable impact to net sales during the first quarter of 2020 due to our position as an “essential retailer” during the COVID-19 coronavirus pandemic. The first quarter of 2020 began with a slow start as net sales for February 2020 were below the prior year and we believe that much of that decrease was attributable to the timing of tax refunds. However, in March 2020, we experienced a significant increase in demand for “Essential Products,” which we define as food, consumables, health products, and pet supplies, with the primary impact in our Food and Consumables merchandise categories, as concern over the COVID-19 coronavirus grew and customers began stocking up on Essential Products. Net sales in early April 2020 decreased compared to early April 2019 as a result of our decision to cancel a Friends and Family promotion and close our stores for the Easter holiday in response to the COVID-19 coronavirus pandemic. From the middle of April 2020 through the end of the first quarter of 2020, we experienced a surge in demand for products in our Furniture, Seasonal, and Soft Home merchandise categories, which corresponded with the release of government stimulus and unemployment funds under the Coronavirus Aid, Relief, and Economic Security (CARES) Act of 2020, in addition to continued demand for Essential Products. Additionally, we believe our net sales in the first quarter of 2020 were favorably impacted by a decrease in competition compared to the first quarter of 2019, as certain of our competitors were closed due to the COVID-19 coronavirus pandemic.

Throughout the COVID-19 coronavirus pandemic, our stores have remained open and operating, with the exception of a small number of temporary closures for cleaning. At May 2, 2020, approximately 171 of our stores were operating with shortened store hours due to local curfews, safety concerns, and/or adjusted shopping center hours. Additionally, at May 2, 2020, approximately 26 of our stores were subject to government-mandated selling restrictions that limit our sales to Essential Products. We believe the impact of shortened operating hours and selling restrictions was immaterial to our results for the first quarter of 2020 and that the impact of shortened operating hours and selling restrictions will be immaterial to the remainder of 2020.

The Furniture, Consumables, Soft Home, Food, Seasonal, and Electronics, Toys, & Accessories merchandise categories generated increased net sales and positive comps in the first quarter of 2020 compared to the first quarter of 2019:

•
The Furniture category experienced increased net sales and comps during the first quarter of 2020, driven by a surge in demand following the release of government stimulus and unemployment funds in mid-April 2020. Additionally, our customers have continued to respond positively to our new brand-name mattress assortment launched in the third quarter of 2019 and our new Broyhill® furniture assortment, which we soft launched in the fourth quarter of 2019.

•	The increased comps and net sales in the Consumables and Food categories were driven by high demand for Essential Products during the COVID-19 coronavirus pandemic.

•
The Soft Home category experienced increased net sales and comps during the first quarter of 2020, driven by an increase in demand following the mid-April 2020 release of government stimulus and unemployment funds. Additionally, our Soft Home category benefited from a favorable response to our new Broyhill® assortment.

•
The Seasonal category experienced increased net sales and comps during the first quarter of 2020, primarily driven by our summer and lawn & garden departments as the release of government stimulus and unemployment funds in mid-April 2020 fueled sales of high-ticket items such as patio furniture. Additionally, our lawn & garden department benefited from our new Broyhill® patio assortment introduced in the first quarter of 2020.

•
The increased net sales and positive comps in Electronics, Toys, & Accessories was primarily driven by our apparel and toys departments. The increased sales and comps in apparel were driven by graphic tees, which were introduced to our stores late in the fourth quarter of 2019. The increased sales and comps in toys were primarily driven by promotional activity during the first quarter of 2020.

The increase in net sales and positive comps in our Furniture, Consumables, Soft Home, Food, Seasonal, and Electronics, Toys, & Accessories merchandise categories were slightly offset by negative net sales and comps in our Hard Home merchandise category. Hard Home experienced decreased net sales and negative comps as a result of space reductions and an intentionally narrowed assortment, and the exit from our greeting card offering during the second quarter of 2019.

Gross Margin
Gross margin dollars increased $51.8 million, or 10.0%, to $570.8 million for the first quarter of 2020, compared to $519.0 million for the first quarter of 2019. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $57.4 million. Gross margin as a percentage of net sales decreased 40 basis points to 39.7% in the first quarter of 2020 as compared to 40.1% in the first quarter of 2019. The gross margin rate decrease was primarily due to product mix resulting from increased sales of Essential Products, which have a lower average gross margin rate, and a higher shrink rate during the first quarter of 2020, partially offset by the absence of a $6.0 million impairment of inventory in our greeting cards department recorded in the first quarter of 2019.

Selling and Administrative Expenses
Selling and administrative expenses were $458.6 million for the first quarter of 2020, compared to $460.6 million for the first quarter of 2019.  The decrease of $2.0 million in selling and administrative expenses was driven by the absence of $15.3 million in costs incurred for our transformational restructuring initiative in the first quarter of 2019 and the absence of a $7.3 million loss contingency recorded in the first quarter of 2019 associated with wage and hour claims in the State of California, partially offset by an increase of $7.2 million in distribution and transportation costs, store-related payroll of $4.0 million, store occupancy costs of $4.0 million, employee retirement and separation costs of $3.9 million, and proxy contest related costs of $3.7 million in the first quarter of 2020. The costs associated with our transformational restructuring initiative consisted of consulting expenses and employee separation costs incurred during the first quarter of 2019. In the first quarter of 2019, we accrued estimated legal loss contingencies associated with employee class actions in the state of California of $7.3 million. The increase in distribution and transportation expenses were primarily due to the transition from our Rancho Cucamonga, California distribution center to our new Apple Valley, California distribution center, which was completed during early 2020. Additionally, implementation of a $2 per hour wage increase for most of our non-exempt workforce during the COVID-19 coronavirus pandemic increased distribution and transportation expenses and store-related payroll in the first quarter of 2020. Store-related occupancy costs increased due to new stores opened since the first quarter of 2019, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. The increase in employee retirement and separation costs was primarily driven by the retirement and separation of senior executives. The proxy contest related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020.

As a percentage of net sales, selling and administrative expenses decreased 360 basis points to 31.9% for the first quarter of 2020 compared to 35.5% for the first quarter of 2019.

Depreciation Expense
Depreciation expense increased $4.9 million to $37.7 million in the first quarter of 2020, compared to $32.8 million for the first quarter of 2019. Depreciation expense as a percentage of sales increased 10 basis points compared to the first quarter of 2019. The increase was driven primarily by investments in our Apple Valley, California distribution center, new store build-outs, and Store of the Future remodels, and the acquisition of our new corporate headquarters.

Interest Expense
Interest expense was $3.3 million in the first quarter of 2020, compared to $3.7 million in the first quarter of 2019. The decrease in interest expense was driven by a lower average interest rate on our revolving debt under the 2018 Credit Agreement, partially offset by higher total average borrowings (including finance leases). The average interest rate on our revolving debt, which is variable based on LIBOR and our credit rating, decreased due to a significant decline in the LIBOR rate in the first quarter of 2020 as a result of the COVID-19 coronavirus pandemic, partially offset by the impact of a decrease in our credit rating during the first quarter of 2020. We had total average borrowings (including finance leases) of $452.8 million in the first quarter of 2020 compared to total average borrowings of $428.8 million in the first quarter of 2019. The increase in total average borrowings (including finance leases) was driven by our decision in the first quarter of 2020 to draw approximately $200 million of additional borrowings under the 2018 Credit Agreement as a safeguard due to uncertainty caused by the COVID-19 coronavirus pandemic, which were held in Cash and Cash Equivalents at May 2, 2020. Additionally, our entry into the 2019 Term Note increased our total average borrowings (including finance leases) in the first quarter of 2020 by $62.0 million.

Other Income (Expense)
Other income (expense) was $(3.3) million of expense in the first quarter of 2020, compared to $0.9 million of income in the first quarter of 2019. The change was primarily driven by unrealized losses on our diesel fuel derivatives due to a sharp decline in current and forward diesel fuel prices in the first quarter of 2020 as a result of the COVID-19 coronavirus pandemic.

Income Taxes
The effective income tax rate for the first quarter of 2020 and the first quarter of 2019 was 27.2% and 31.9%, respectively. The decrease in the effective income tax rate was primarily attributable to the relative impact of net tax benefit deficiencies associated with settlement of share-based payment awards. The amount of net tax benefit deficiencies recorded in the first quarter of 2020 was consistent with the first quarter of 2019, but the impact on a rate basis was noticeably diminished as a result of the substantially higher overall income before income taxes in the first quarter of 2020 compared to the first quarter of 2019.

2020 Guidance
In March 2020, the World Health Organization declared the COVID-19 coronavirus a pandemic. The rapid spread of the disease throughout the U.S. has negatively impacted the U.S. economy, which has caused significant volatility in our financial results. Therefore, in March 2020, the Company withdrew its full year guidance for 2020. At this time, the Company still does not believe it has sufficient visibility to reinstate full year guidance.

We expect net sales to increase in the second quarter of 2020 as compared to the second quarter of 2019. During the early part of the second quarter of 2020, we have experienced strong, positive comp trends; however, we expect our comps to moderate over the balance of the second quarter of 2020 due to a number of factors, including competitors and other retailers re-opening, the planned cancellation of a Friends and Family promotion in July 2020, potential inventory constraints in certain merchandise categories, and the abatement of stimulus-driven demand.

Assuming comparable sales for the second quarter of 2020 are in-line with the first quarter of 2020, we would expect diluted earnings per share in the range of $0.65 to $0.80. This estimate incorporates anticipated pre-tax expenses related to COVID-19 of approximately $18 million. Additionally, this estimate incorporates approximately $7 million of additional expenses from the closing, and related occupancy costs, of the sale leaseback transaction for our four owned distribution centers, but excludes the expected gain on sale from the transaction. Based on our comp trends during the early part of the second quarter of 2020, we believe the foregoing comp assumption in the diluted earnings per share guidance is conservative.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility. The 2018 Credit Agreement expires on August 31, 2023.  Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit.  The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating.  The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options.  The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty.  The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio.  The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, California.  A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At May 2, 2020, we were in compliance with the covenants of the 2018 Credit Agreement.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which is secured by the equipment at our new California distribution center. The 2019 Term Note matures on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay the note, subject to penalties, at any time. The interest rate on the 2019 Term Note is fixed at 3.3%. We utilized the proceeds from the 2019 Term Note to pay down outstanding borrowings under the 2018 Credit Agreement.

The primary source of our liquidity is cash flows from operations and, as necessary, borrowings under the 2018 Credit Agreement.  Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins.  Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter.  Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter.  We have typically funded those requirements with borrowings under our credit facility.  At May 2, 2020, we had $390.0 million of borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $300.5 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $9.5 million. We believe that cash on hand, cash equivalents, cash available from future operations, and our 2018 Credit Agreement will provide us with sufficient liquidity to fund our operations for at least the next twelve months. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

In the first quarter of 2020, we chose to draw approximately $200 million of additional debt under the 2018 Credit Agreement as a safeguard due to uncertainty caused by the COVID-19 coronavirus pandemic. As a result of this decision and our strong cash flow from operations during the first quarter of 2020, our cash and cash equivalents increased $248.3 million to $311.9 million from the first quarter of 2019.

As a measure to secure additional liquidity during a period of economic uncertainty, on April 6, 2020, we entered into purchase and sale agreements for the sale and leaseback of our distribution centers located in Columbus, Ohio, Durant, Oklahoma, Montgomery, Alabama, and Tremont, Pennsylvania for an aggregate selling price of $725 million. We expect the sale and leaseback transactions to close in June 2020 and we estimate net proceeds after tax and transaction-related costs will be approximately $550 million.

In February 2020, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on April 3, 2020 to shareholders of record as of the close of business on March 20, 2020. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2019. In the first quarter of 2020, we paid approximately $12.5 million in dividends compared to $13.2 million in the first quarter of 2019.

In May 2020, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on June 26, 2020 to shareholders of record as of the close of business on June 12, 2020.

The following table compares the primary components of our cash flows from the first quarter 2020 compared to the first quarter 2019:

(In thousands)	2020	2019	Change
Net cash provided by operating activities	$146,121	$57,435	$88,686
Net cash used in investing activities	(28,913)	(76,766)	47,853
Net cash provided by financing activities	$141,943	$36,869	$105,074

Cash provided by operating activities increased by $88.7 million to $146.1 million in the first quarter of 2020 compared to $57.4 million in the first quarter of 2019. The primary drivers of the increase were a $72.1 million increase in cash inflows from inventories and an increase of $33.8 million in net income, partially offset by a $21.3 million decrease in the change in other current liabilities and a $20.5 million increase in the change in accounts payable. The increase in cash inflows from inventories was primarily driven by a $143.4 million increase in net sales during the first quarter of 2020, which outpaced our inventory receipts during the first quarter of 2020, which were intentionally reduced in the first quarter of 2020 compared to high inventory receipt activity in the first quarter of 2019 to mitigate the cost of tariffs. Similarly, the increase in net income was principally due to the increase in net sales in the first quarter of 2020 compared to the first quarter of 2019. The increase in the change in accounts payable was primarily the result of the absence of a book overdraft at the end of the first quarter of 2020, which increased the change in accounts payable by approximately $60 million, partially offset by a shift in the timing of payment for inventory receipts due to our decision to accelerate inventory receipts later in 2018 to mitigate tariff concerns resulting in high inventory receipt activity in the first quarter of 2019. The decrease in the change in other current liabilities was driven by corporate bonuses, as we paid a corporate bonus following 2019 results, but did not pay a corporate bonus following 2018 results, and accruals for unsettled share repurchases, legal matters, and employee retirements and separations.

Cash used in investing activities decreased by $47.9 million to $28.9 million in the first quarter of 2020 compared to $76.8 million in the first quarter of 2019.  The decrease was principally due to a decrease of $47.9 million in capital expenditures. The decrease in capital expenditures was driven by our decisions to reduce our investments in our Store of the Future concept during 2020, and new stores to preserve liquidity during the COVID-19 coronavirus pandemic, and a decrease in investments in our Apple Valley, California distribution center to which we began transitioning our operations from our Rancho Cucamonga, California distribution center in the fourth quarter of 2019.

Cash provided by financing activities increased by $105.1 million to $141.9 million in the first quarter of 2020 compared to $36.9 million used in the first quarter of 2019.  The primary driver of the increase in cash provided by financing activities was an increase in net proceeds from long-term debt of $61.0 million and a decrease of $43.6 million in repurchases of common shares. The increase in net proceeds from long-term debt was primarily the result of our decision in the first quarter of 2020 to draw approximately $200 million of additional debt under the 2018 Credit Agreement as a safeguard due to uncertainty caused by the COVID-19 coronavirus pandemic. The decrease in repurchases of common shares was due to the absence of a share repurchase program in the first quarter of 2020 compared to the first quarter of 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  See note 1 to our consolidated financial statements included in our 2019 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K.  Had we used estimates, judgments, and assumptions different from any of those discussed in our 2019 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had borrowings of $390.0 million under the 2018 Credit Agreement at May 2, 2020. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $3.8 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At May 2, 2020, we had outstanding derivative instruments, in the form of collars, covering 6.5 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2020	2,880	2,880	$(2,206)
2021	2,400	2,400	(1,344)
2022	1,200	1,200	(625)
Total	6,480	6,480	$(4,175)

Additionally, at May 2, 2020, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.7 million.

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

Item 1A. Risk Factors

During the first quarter of 2020, there were no material changes to the risk factors previously disclosed in our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2020 - February 29, 2020	—	$29.20	—	$—
March 1, 2020 - March 28, 2020	81	17.24	—	—
March 29, 2020 - May 2, 2020	38	14.32	—	—
Total	119	$16.31	—	$—

(1)
In February, March, and April 2020, in connection with the vesting of certain outstanding restricted stock units and performance share units, we acquired 121, 80,526 and 38,298 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document
10.1	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 3, 2020).
10.2
Settlement Agreement dated April 22, 2020, by and among Big Lots, Inc., Ancora Advisors, LLC, Ancora Merlin Institutional, LP, Ancora Merlin, LP, Ancora Catalyst Institutional, LP, Ancora Catalyst, LP, Ancora Catalyst SPV I LP, Ancora Catalyst SPV I SPC Ltd. - Segregated Portfolio C, Macellum Advisors GP, LLC, Macellum Management, LP, and Macellum Opportunity Fund LP (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 22, 2020).

10.3*	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement for Non-Employee Directors
10.4*	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement
10.5*	Form of Big Lots 2020 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Unit Award Agreement for Non-Employee Directors
10.6*	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Performance Share Units Award Agreement
10.7*	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2020

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)