Form 10-Q
period 2020-08-01
BIG LOTS INC
filed 2020-09-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 4, 2020, was 39,257,039.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 1, 2020

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2019 (Unaudited)	2

b)	Consolidated Balance Sheets at August 1, 2020 (Unaudited) and February 1, 2020 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2020 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2019 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signature		27

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$1,644,197	$1,252,414	$3,083,346	$2,548,210
Cost of sales (exclusive of depreciation expense shown separately below)	960,633	754,184	1,829,026	1,530,933
Gross margin	683,564	498,230	1,254,320	1,017,277
Selling and administrative expenses	504,000	455,026	962,631	915,631
Depreciation expense	33,974	30,023	71,664	62,820
Gain on sale of distribution centers	(463,053)	—	(463,053)	—
Operating profit	608,643	13,181	683,078	38,826
Interest expense	(2,548)	(4,565)	(5,870)	(8,298)
Other income (expense)	1,357	(789)	(1,960)	121
Income before income taxes	607,452	7,827	675,248	30,649
Income tax expense	155,480	1,649	173,953	8,931
Net income and comprehensive income	$451,972	$6,178	$501,295	$21,718

Earnings per common share
Basic	$11.52	$0.16	$12.79	$0.55
Diluted	$11.29	$0.16	$12.66	$0.55

Weighted-average common shares outstanding
Basic	39,239	39,000	39,184	39,461
Dilutive effect of share-based awards	801	77	419	83
Diluted	40,040	39,077	39,603	39,544

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	August 1, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$898,560	$52,721
Inventories	713,504	921,266
Other current assets	83,956	89,962
Total current assets	1,696,020	1,063,949
Operating lease right-of-use assets	1,663,020	1,202,252
Property and equipment - net	727,091	849,147
Deferred income taxes	16,597	4,762
Other assets	66,762	69,171
Total assets	$4,169,490	$3,189,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,409	$378,241
Current operating lease liabilities	206,088	212,144
Property, payroll, and other taxes	93,829	82,109
Accrued operating expenses	137,428	118,973
Insurance reserves	35,360	36,131
Accrued salaries and wages	44,755	39,292
Income taxes payable	179,821	3,930
Total current liabilities	1,076,690	870,820
Long-term debt	43,074	279,464
Noncurrent operating lease liabilities	1,472,307	1,035,377
Deferred income taxes	4,639	48,610
Insurance reserves	56,333	57,567
Unrecognized tax benefits	10,442	10,722
Other liabilities	177,845	41,257
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 39,251 shares and 39,037 shares, respectively	1,175	1,175
Treasury shares - 78,244 shares and 78,458 shares, respectively, at cost	(2,537,359)	(2,546,232)
Additional paid-in capital	617,496	620,728
Retained earnings	3,246,848	2,769,793
Total shareholders' equity	1,328,160	845,464
Total liabilities and shareholders' equity	$4,169,490	$3,189,281

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended August 3, 2019
Balance - May 4, 2019	39,042	$1,175	78,453	$(2,545,967)	$614,174	$2,578,949	$648,331
Comprehensive income	—	—	—	—	—	6,178	6,178
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,196)	(12,196)
Purchases of common shares	(53)	—	53	(1,994)	—	—	(1,994)
Exercise of stock options	—	—	—	—	—	—	—
Restricted shares vested	12	—	(12)	406	(406)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	—	—	—	(1)	—	—	(1)
Share-based employee compensation expense	—	—	—	—	4,225	—	4,225
Balance - August 3, 2019	39,001	$1,175	78,494	$(2,547,556)	$617,993	$2,572,931	$644,543

Twenty-Six Weeks Ended August 3, 2019
Balance - February 2, 2019	40,042	$1,175	77,453	$(2,506,086)	$622,685	$2,575,267	$693,041
Comprehensive income	—	—	—	—	—	21,718	21,718
Dividends declared ($0.60 per share)	—	—	—	—	—	(24,402)	(24,402)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,456)	—	1,456	(54,919)	—	—	(54,919)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	154	—	(154)	4,995	(4,995)	—	—
Performance shares vested	255	—	(255)	8,255	(8,255)	—	—
Other	—	—	—	(3)	—	—	(3)
Share-based employee compensation expense	—	—	—	—	8,560	—	8,560
Balance - August 3, 2019	39,001	$1,175	78,494	$(2,547,556)	$617,993	$2,572,931	$644,543

Thirteen Weeks Ended August 1, 2020
Balance - May 2, 2020	39,223	$1,175	78,272	$(2,538,276)	$613,823	$2,807,211	$883,933
Comprehensive income	—	—	—	—	—	451,972	451,972
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,335)	(12,335)
Purchases of common shares	—	—	—	(11)	—	—	(11)
Exercise of stock options	3	—	(3)	91	7	—	98
Restricted shares vested	24	—	(24)	795	(795)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	1	—	(1)	42	8	—	50
Share-based employee compensation expense	—	—	—	—	4,453	—	4,453
Balance - August 1, 2020	39,251	$1,175	78,244	$(2,537,359)	$617,496	$3,246,848	$1,328,160

Twenty-Six Weeks Ended August 1, 2020
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464
Comprehensive income	—	—	—	—	—	501,295	501,295
Dividends declared ($0.60 per share)	—	—	—	—	—	(24,240)	(24,240)
Purchases of common shares	(119)	—	119	(1,951)	—	—	(1,951)
Exercise of stock options	3	—	(3)	91	7	—	98
Restricted shares vested	264	—	(264)	8,577	(8,577)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	49	7	—	56
Share-based employee compensation expense	—	—	—	—	7,438	—	7,438
Balance - August 1, 2020	39,251	$1,175	78,244	$(2,537,359)	$617,496	$3,246,848	$1,328,160

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Operating activities:
Net income	$501,295	$21,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71,924	63,259
Non-cash lease amortization expense	118,170	114,348
Deferred income taxes	(55,806)	(7,551)
Non-cash impairment charge	658	2,914
(Gain) loss on disposition of property and equipment	(462,744)	130
Non-cash share-based compensation expense	7,438	8,560
Unrealized loss (gain) on fuel derivatives	1,438	(152)
Change in assets and liabilities:
Inventories	207,762	95,504
Accounts payable	1,168	(51,548)
Operating lease liabilities	(148,722)	(93,364)
Current income taxes	191,488	(10,944)
Other current assets	(9,768)	(23,597)
Other current liabilities	28,938	43,344
Other assets	2,512	(2,578)
Other liabilities	12,633	(1,758)
Net cash provided by operating activities	468,384	158,285
Investing activities:
Capital expenditures	(69,402)	(162,840)
Cash proceeds from sale of property and equipment	587,010	127
Other	(22)	(18)
Net cash provided by (used in) investing activities	517,586	(162,731)
Financing activities:
Net (repayments of) proceeds from long-term debt	(236,155)	93,700
Net financing proceeds from sale and leaseback	124,074	—
Payment of finance lease obligations	(1,968)	(1,946)
Dividends paid	(24,285)	(24,915)
Proceeds from the exercise of stock options	98	200
Payment for treasury shares acquired	(1,951)	(54,919)
Other	56	(3)
Net cash (used in) provided by financing activities	(140,131)	12,117
Increase in cash and cash equivalents	845,839	7,671
Cash and cash equivalents:
Beginning of period	52,721	46,034
End of period	$898,560	$53,705

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a neighborhood discount retailer operating in the United States (“U.S.”).  At August 1, 2020, we operated 1,404 stores in 47 states and an e-commerce platform.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our website are not incorporated into or otherwise part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2020 (“2020”) is comprised of the 52 weeks that began on February 2, 2020 and will end on January 30, 2021.  Fiscal year 2019 (“2019”) was comprised of the 52 weeks that began on February 3, 2019 and ended on February 1, 2020.  The fiscal quarters ended August 1, 2020 (“second quarter of 2020”) and August 3, 2019 (“second quarter of 2019”) were both comprised of 13 weeks. The year-to-date periods ended August 1, 2020 (“year-to-date 2020") and August 3, 2019 (“year-to-date 2019”) were both comprised of 26 weeks.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds and commercial paper, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the aggregate amount of outstanding checks and electronic fund transfers exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $59.7 million and $43.2 million for the second quarter of 2020 and the second quarter of 2019, respectively, and $112.0 million and $88.3 million for the year-to-date 2020 and the year-to-date 2019, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $21.9 million and $17.3 million for the second quarter of 2020 and the second quarter of 2019, respectively, and $44.8 million and $39.7 million for the year-to-date 2020 and the year-to-date 2019, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2020 and the year-to-date 2019:

	Twenty-Six Weeks Ended
(In thousands)	August 1, 2020	August 3, 2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,338	$8,662
Cash paid for income taxes, excluding impact of refunds	38,356	27,779
Gross proceeds from long-term debt	514,500	866,500
Gross payments of long-term debt	750,655	772,800
Gross financing proceeds from sale and leaseback	133,999	—
Gross repayments of financing from sale and leaseback	9,925	—
Cash paid for operating lease liabilities	189,263	144,318
Non-cash activity:
Assets acquired under finance leases	—	70,831
Accrued property and equipment	22,057	44,458
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$572,949	$1,383,557

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

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, California. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At August 1, 2020, we had no borrowings outstanding under the 2018 Credit Agreement, while $11.4 million was committed to outstanding letters of credit, leaving $688.6 million available under the 2018 Credit Agreement.

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

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	August 1, 2020	February 1, 2020
2019 Term Note	$57,336	$64,291
2018 Credit Agreement	—	229,200
Total debt	$57,336	$293,491
Less current portion of long-term debt (included in Accrued operating expenses)	$(14,262)	$(14,027)
Long-term debt	$43,074	$279,464

NOTE 3 – FAIR VALUE MEASUREMENTS

In the second quarter of 2020, we invested a portion of the proceeds from the sale and leaseback of four distribution centers (see note 9 for additional information on the sale and leaseback transactions) in money market fund investments and commercial paper investments. These highly liquid investments were recorded in cash and cash equivalents in our consolidated balance sheets at their fair value. The fair values of the money market fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market. The fair values of the commercial paper investments were Level 2 valuations under the fair value hierarchy because the instruments’ market values were determined based on quoted market prices in active markets.

In connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

As of August 1, 2020, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	August 1, 2020	Level 1	Level 2
Assets:
Money market funds	Cash and cash equivalents	$280,008	$280,008	$—
Commercial paper	Cash and cash equivalents	299,907	—	299,907
Mutual funds - deferred compensation plan	Other Assets	$30,626	$30,626	$—

As of February 1, 2020, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	February 1, 2020	Level 1	Level 2
Assets:
Money market funds	Cash and cash equivalents	$—	$—	$—
Commercial paper	Cash and cash equivalents	—	—	—
Mutual funds - deferred compensation plan	Other Assets	$33,715	$33,715	$—

The fair values of our long-term obligations under the 2018 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying value of these instruments was $0 as of August 1, 2020.

The fair value of our long-term obligations under the 2019 Term Note are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The carrying value of the instrument approximates its fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At August 1, 2020 and August 3, 2019, we excluded from securities outstanding for the computation of earnings per share, antidilutive stock options, restricted stock units, and performance share units, for which the minimum applicable performance conditions had not been attained as of August 1, 2020 and August 3, 2019, respectively. For the second quarter of 2020, it was determined that an immaterial amount of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share, and for the second quarter of 2019, there were 0.2 million stock options outstanding that were antidilutive. Antidilutive stock options for the year-to-date 2020 and the year-to-date 2019 were immaterial and 0.2 million, respectively. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were immaterial and 0.5 million for the second quarter of 2020 and the second quarter of 2019, respectively, and 0.3 million and 0.4 million for the year-to-date 2020 and the year-to-date 2019, respectively.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2020:		(In thousands)	(In thousands)
First quarter	$0.30	$11,905	$12,478
Second quarter	0.30	12,335	11,807
Total	$0.60	$24,240	$24,285

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock units and performance share units, which accrue dividend equivalent rights that are paid when the award vests. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock units, and performance share units under our shareholder-approved equity compensation plans. At August 1, 2020, the number of nonqualified stock options outstanding was immaterial.  Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $4.5 million and $4.2 million in the second quarter of 2020 and the second quarter of 2019, respectively, and $7.4 million and $8.6 million for the year-to-date 2020 and the year-to-date 2019, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at February 1, 2020	648,510	$38.52
Granted	921,309	15.82
Vested	(239,856)	43.07
Forfeited	(1,511)	38.06
Outstanding non-vested restricted stock units at May 2, 2020	1,328,452	$21.95
Granted	74,244	33.20
Vested	(24,498)	27.99
Forfeited	(41,074)	25.26
Outstanding non-vested restricted stock units at August 1, 2020	1,337,124	$22.35

The non-vested restricted stock units granted in the year-to-date 2020 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Non-vested Restricted Stock Units Granted to Non-Employee Directors
In the second quarter of 2020, 44,229 common shares underlying the restricted stock units granted in 2019 to the non-employee members of our Board vested on the trading day immediately preceding our 2020 Annual Meeting of Shareholders (“2020 Annual Meeting”). These units were part of the annual compensation of the non-employee directors of the Board. Additionally, in the second quarter of 2020, the chairman of our Board received an annual restricted stock unit grant having a grant date fair value of approximately $210,000. The remaining non-employees elected to our Board at our 2020 Annual Meeting each received an annual restricted stock unit grant having a grant date fair value of approximately $145,000. The 2020 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2021 Annual Meeting of Shareholders, or (2) the non-employee director's death or disability. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs.

Performance Share Units
In 2020, we awarded performance share units with a restriction feature (“RPSUs”) to certain members of senior management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year. The RPSUs have a contractual term of three years. We use a Monte Carlo simulation to estimate the fair value of the RPSUs on the grant date and recognize expense over the derived service period. If the share price performance goals applicable to the RPSUs are not achieved prior to expiration, the unvested portion of the awards will be forfeited. Shares issued in connection with vested RPSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control.

Prior to 2020, we issued performance share units (“PSUs”) to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. Typically, the financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. In 2020, due to the lack of business visibility resulting from the COVID-19 pandemic, the Compensation Committee chose to defer the establishment of the 2020 performance objectives until later in the fiscal year.

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

As a result of the Compensation Committee’s decision to defer establishment of the 2020 performance objectives for PSUs, the financial performance objectives for the third fiscal year of the PSUs issued in 2018 were not established prior to the end of the second quarter of 2020 and the grant date for the 2018 PSUs was not established as of the end of the second quarter of 2020.

Subsequent to the end of the second quarter of 2020, in August 2020, the Compensation Committee established the financial performance objectives for the third fiscal year of PSUs issued in 2018; therefore, the 2018 PSUs were deemed granted in August 2020.
We have begun or expect to begin recognizing expense related to PSUs and RPSUs as follows:

Issue Year	Outstanding PSUs and RPSUs at August 1, 2020	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2018	170,612	August 2020		Fiscal 2020
2019	309,705		March 2021	Fiscal 2021
2020	400,572	April 2020		Fiscal 2020 - 2021
Total	880,889

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the related award agreement. We recognized $1.2 million and $1.0 million in the second quarter of 2020 and 2019, respectively, and $1.6 million and $2.2 million in the year-to-date 2020 and 2019 respectively, of share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs and RPSUs for the year-to-date 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and RPSUs at February 1, 2020	181,922	$31.89
Granted	408,340	11.70
Vested	(181,062)	31.89
Forfeited	(860)	31.89
Outstanding PSUs and RPSUs at May 2, 2020	408,340	$11.70
Granted	4,682	29.44
Vested	—	—
Forfeited	(12,450)	11.70
Outstanding PSUs and RPSUs at August 1, 2020	400,572	$11.90

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2020	2019	2020	2019
Total intrinsic value of stock options exercised	$12	$—	$12	$42
Total fair value of restricted stock vested	849	341	4,890	5,383
Total fair value of performance shares vested	$—	$—	$924	$9,706

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at August 1, 2020 was approximately $26.6 million.  This compensation cost is expected to be recognized through July 2023 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.0 years from August 1, 2020.

NOTE 6 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 1, 2020, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.0 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

California Wage and Hour Matters
We currently are defending several purported wage and hour class actions in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. During the first quarter of 2019, upon consideration of these matters, including outcomes of cases against other retailers, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. We intend to defend ourselves vigorously against the allegations levied in the remaining lawsuits.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2020	2019	2020	2019
Furniture	$439,737	$303,358	$855,438	$687,255
Seasonal	299,700	246,106	496,021	429,597
Soft Home	286,556	190,767	516,378	399,904
Consumables	225,251	196,955	462,492	383,457
Food	185,011	169,157	388,830	350,282
Hard Home	110,610	81,891	191,777	163,751
Electronics, Toys, & Accessories	97,332	64,180	172,410	133,964
Net sales	$1,644,197	$1,252,414	$3,083,346	$2,548,210

NOTE 9 – GAIN ON SALE OF DISTRIBUTION CENTERS

On June 12, 2020, we completed sale and leaseback transactions for our distribution centers located in Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA. The aggregate sale price for the transactions was $725.0 million. Due to sale-leaseback accounting requirements, the proceeds received in the transactions were allocated between proceeds on the sale of the distribution centers and financing proceeds. Accordingly, aggregate net proceeds, before income taxes, on the sales of the distribution centers were $586.9 million and the aggregate gain on the sales was $463.1 million. Additionally, we incurred $4.0 million of additional selling and administrative expenses in connection with the transaction, which primarily consisted of consulting services. The remainder of consideration received was financing liability proceeds of $134.0 million. The current portion of the financing liability was recorded in accrued operating expenses in our consolidated balance sheets. The noncurrent portion of the financing liability was recorded in other liabilities in our consolidated balance sheets. Interest expense will be recognized on the financing liability using the effective interest method and the financing liability will be accreted over the duration of the lease agreements. Future payments to the buyer-lessor will be allocated between the financing liability and the lease liabilities.

The leases for the Columbus, OH and Montgomery, AL distribution centers each have an initial term of 15 years and multiple five-year extension options. The leases for the Durant, OK and Tremont, PA distribution centers each have an initial term of 20 years and multiple five-year extension options. At commencement of the leases, we recorded aggregate operating lease liabilities of $466.1 million and aggregate operating lease right-of-use assets of $466.1 million. The weighted average discount rate for the leases was 6.2%. All of the leases are absolute net. Additionally, all of the leases include a right of first refusal beginning after the fifth year of the initial term which allows us to purchase the leased property if the buyer-lessor receives a bona fide purchase offer from a third-party. In connection with our entrance into the sale and leaseback transactions, we agreed to repay all borrowings outstanding under the 2018 Credit Agreement and restrict our borrowings under the 2018 Credit Agreement for 90 days following closing of the transactions.

Aggregate initial annual cash payments to the buyer-lessor, including payments of the financing liability and lease payments, are approximately $50 million and the payments escalate two percent annually. Aggregate annual straight-line rent expense for the four leases is approximately $46 million. Aggregate initial annual interest expense on the financing liability, which will decrease over the term, is approximately $8 million.

NOTE 10 – SUBSEQUENT EVENT

On August 27, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date.

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

The following are the results from the second quarter of 2020 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2019:

•Net sales increased $391.8 million, or 31.3%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, increased $371.5 million, or 31.3%.
•Gross margin dollars increased $185.3 million, while gross margin rate increased 180 basis points to 41.6% of net sales.
•Selling and administrative expenses increased $49.0 million.  As a percentage of net sales, selling and administrative expenses decreased 560 basis points to 30.7% of net sales.
•We recognized a pre-tax gain on sale of distribution centers of $463.1 million related to the sale and leaseback of our four owned distribution centers. Additionally, we recognized consulting and other expenses associated with the sale and leaseback transactions of $4.0 million. The combined gain on sale of distribution centers and associated consulting and other expenses increased our operating profit by $459.1 million and increased our diluted earnings per share by approximately $8.54 per share.
•Diluted earnings per share increased to $11.29 per share from $0.16 per share.
•Inventory decreased by 18.4%, or $160.6 million, to $713.5 million from the second quarter of 2019.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the second quarter of 2020 consistent with the quarterly cash dividend of $0.30 per common share paid in the second quarter of 2019.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2020 and the year-to-date 2019:

	2020	2019
Stores open at the beginning of the fiscal year	1,404	1,401
Stores opened during the period	11	29
Stores closed during the period	(11)	(19)
Stores open at the end of the period	1,404	1,411

We expect our store count at the end of 2020 to be approximately in line with our store count at the end of 2019.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	58.4	60.2	59.3	60.1
Gross margin	41.6	39.8	40.7	39.9
Selling and administrative expenses	30.7	36.3	31.2	35.9
Depreciation expense	2.1	2.4	2.3	2.5
Gain on sale of distribution center	(28.2)	0.0	(15.0)	0.0
Operating profit	37.0	1.1	22.2	1.5
Interest expense	(0.2)	(0.4)	(0.2)	(0.3)
Other income (expense)	0.1	(0.1)	(0.1)	0.0
Income before income taxes	36.9	0.6	21.9	1.2
Income tax expense	9.5	0.1	5.6	0.4
Net income	27.5%	0.5%	16.3%	0.9%

SECOND QUARTER OF 2020 COMPARED TO SECOND QUARTER OF 2019

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the second quarter of 2020 compared to the second quarter of 2019 were as follows:

Second Quarter
($ in thousands)	2020		2019		Change		Comps
Furniture	$439,737	26.8%	$303,358	24.2%	$136,379	45.0%	43.5%
Seasonal	299,700	18.2	246,106	19.7	53,594	21.8	22.2
Soft Home	286,556	17.4	190,767	15.2	95,789	50.2	50.8
Consumables	225,251	13.7	196,955	15.7	28,296	14.4	15.1
Food	185,011	11.3	169,157	13.6	15,854	9.4	10.0
Hard Home	110,610	6.7	81,891	6.5	28,719	35.1	36.3
Electronics, Toys, & Accessories	97,332	5.9	64,180	5.1	33,152	51.7	52.6
Net sales	$1,644,197	100.0%	$1,252,414	100.0%	$391,783	31.3%	31.3%

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

Net sales increased $391.8 million, or 31.3%, to $1,644.2 million in the second quarter of 2020, compared to $1,252.4 million in the second quarter of 2019.  The increase in net sales was primarily driven by a 31.3% increase in our comps, which increased net sales by $371.5 million. Additionally, our non-comparable sales increased net sales by $20.3 million, driven by increased sales in our new and relocated stores compared to closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

We experienced a favorable impact to net sales during the second quarter of 2020 driven by demand for our home products, which includes our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories, due to customers spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic, combined with government stimulus and enhanced unemployment funds, and our position as an “essential retailer.” Additionally, we believe our net sales in the second quarter of 2020 were favorably impacted by a strong alignment of our product assortment with current customer demand and a decrease in competition compared to the second quarter of 2019, as certain of our competitors were closed for a portion of the quarter due to the COVID-19 coronavirus pandemic. In the second quarter of 2020, we made the decision to cancel our Friends and Family promotion to address social distancing concerns related to the COVID-19 coronavirus pandemic. In response, we implemented a “Your Deal, Your Day” promotion to offset the sales decrease caused by cancellation of the July 2020 Friends and Family promotion.

Throughout the COVID-19 coronavirus pandemic, our stores have remained open and operating, with the exception of a small number of temporary closures for cleaning. At August 1, 2020, five of our stores were operating with shortened store hours due to local curfews, safety concerns, and/or adjusted shopping center hours. At August 1, 2020, none of our stores were subject to selling restrictions that limited our sales to “essential products.” We believe the impact of shortened operating hours and selling restrictions due to the COVID-19 coronavirus pandemic was immaterial to our results for the second quarter of 2020 and that the impact of shortened operating hours and selling restrictions due to the COVID-19 coronavirus pandemic will be immaterial to our results for the remainder of 2020.

In the second quarter of 2020, protests and civil unrest caused us to temporarily shorten operating hours at several of our stores. The impact of protests and civil unrest on our results of operations was immaterial for the second quarter of 2020.

In the second quarter of 2020, we introduced The Lot and the Queue Line in a substantial number of stores, which contributed to the increased net sales and positive comps compared to the second quarter of 2019. The Lot is a cross-category presentation solution with a curated assortment to promote life's occasions, such as fall camping. The Queue Line offers our customers a streamlined checkout experience with a new and expanded convenience assortment and a smaller footprint.

All of our merchandise categories generated increased net sales and positive comps in the second quarter of 2020 compared to the second quarter of 2019:
•Our Furniture category experienced increased net sales and positive comps during the second quarter of 2020, driven by continued demand following the release of government stimulus and unemployment funds beginning in mid-April 2020. Additionally, our customers have chosen to invest in home furnishings due to spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic and have continued to respond positively to our brand-name mattress assortment and our new Broyhill® furniture assortment.
•The Soft Home category experienced increased net sales and comps during the second quarter of 2020, driven by an increase in demand as our customers chose to invest more in their home environment due to spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic. Additionally, our Soft Home category benefited from a favorable response to our new Broyhill® offerings.
•The Seasonal category experienced increased net sales and comps during the second quarter of 2020, driven by our summer and lawn & garden departments. Given our customers are spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic, they have chosen to invest in our outdoor furniture and lawn care maintenance offerings, fueled by government stimulus. Our customers continue to respond well to our Broyhill® patio assortment introduced in the first quarter of 2020.
•The increased net sales and positive comps in our Electronics, Toys, & Accessories category was driven by our toys, apparel, and accessories departments. The increase was primarily driven by the introduction of these products into The Lot and the Queue Line in many of our stores. Additionally, the increased sales and comps in apparel were driven by graphic tees, which were introduced to our stores late in the fourth quarter of 2019.
•The Hard Home category experienced increased net sales and comps during the second quarter of 2020, driven by increased net sales in our small appliances, table top, and food preparation departments. As a result of various state-wide closings of dine-in restaurants, our customer has focused on her home and has chosen to invest in our offerings from these departments to improve her in-home dining experience.
•Our Consumables and Food categories experienced increased demand compared to the second quarter of 2019. However, we observed a deceleration in demand for essential products, such as Consumables and Food, in the second quarter of 2020 following the surge in demand we experienced in the first quarter of 2020. We believe that our customers stocked up on essential products during the first quarter of 2020, which reduced the need to replenish these products during the second quarter of 2020.

Gross Margin
Gross margin dollars increased $185.3 million, or 37.2%, to $683.6 million for the second quarter of 2020, compared to $498.2 million for the second quarter of 2019. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $155.9 million. Gross margin as a percentage of net sales increased 180 basis points to 41.6% in the second quarter of 2020 as compared to 39.8% in the second quarter of 2019. The gross margin rate increase was primarily a result of a significantly lower markdown rate and higher comps in our higher margin merchandise categories, partially offset by higher shrink and lower initial markup of products, as our receipts have skewed toward domestic purchases, which carry a slightly lower average initial markup.

Selling and Administrative Expenses
Selling and administrative expenses were $504.0 million for the second quarter of 2020, compared to $455.0 million for the second quarter of 2019.  The increase of $49.0 million in selling and administrative expenses was comprised of increases in store-related payroll of $25.5 million, distribution and transportation costs of $16.5 million, accrued bonus expense of $11.0 million, advertising expense of $4.6 million, sale and leaseback related expenses of $4.0 million, transaction fees of $3.6 million, and store supplies expenses of $2.1 million, partially offset by the absence of $19.5 million in costs related to our transformational restructuring initiative announced in the second quarter of 2019, which consisted of consulting expenses and employee separation costs incurred during the second quarter of 2019, and a decrease in health benefit costs of $2.9 million due to a lower amount of benefits claims during the second quarter of 2020. The increase in store-related payroll was due to additional payroll hours to support the increased sales during the second quarter of 2020 and implementation during the first quarter of 2020 of a temporary $2 per hour wage increase for most of our non-exempt workforce during the COVID-19 coronavirus pandemic. The temporary $2 per hour wage increase was continued through early July 2020. The increase in distribution and transportation costs was driven by rent expense for our distribution centers, all of which are now leased following the completion of the sale and leaseback transactions completed in the second quarter of 2020, higher inbound and outbound shipment volume to support the increased sales, and the aforementioned temporary $2 per hour wage increase. The increase in accrued bonus expense was driven by increased performance in the second quarter of 2020 relative to our quarterly and annual operating plans as compared to our performance in the second quarter of 2019 relative to our quarterly and annual operating plans, and a one-time discretionary bonus to recognize our non-exempt associates in our stores and distribution centers. The increase in advertising expense was driven by increased investments in digital and social media engagement, and video media to promote The Lot and our Store of the Future concept. The increase in sale and leaseback related expenses was due to consulting costs incurred in the completion of the sale and leaseback transaction for our four distribution centers in the second quarter of 2020. The increase in transaction fees, which includes credit card fees, debit card fees, and other transaction-driven costs, was driven by the higher sales in the second quarter of 2020 compared to the second quarter of 2019. The increase in store supplies expense was due to safety and cleaning supplies, such as personal protective equipment, hand sanitizer, and disinfectants, distributed to our stores during the second quarter of 2020 to ensure a safe environment for our customers and associates during the COVID-19 coronavirus pandemic.

As a percentage of net sales, selling and administrative expenses decreased 560 basis points to 30.7% for the second quarter of 2020 compared to 36.3% for the second quarter of 2019.

Depreciation Expense
Depreciation expense increased $4.0 million to $34.0 million in the second quarter of 2020, compared to $30.0 million for the second quarter of 2019. The increase in expense was driven by our 2019 investments in our Apple Valley, California distribution center, new store build-outs, and Store of the Future remodels, and the acquisition of our corporate headquarters facility in the third quarter of 2019, partially offset by a decrease in depreciation due to the sale and leaseback of our four distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH.

Depreciation expense as a percentage of sales decreased 30 basis points compared to the second quarter of 2019.

Gain on Sale of Distribution Centers
The gain on sale of distribution centers in the second quarter of 2020 was $463.1 million which was attributable to the completion of sale and leaseback transactions for our four distribution centers located in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH.

Interest Expense
Interest expense was $2.5 million in the second quarter of 2020, compared to $4.6 million in the second quarter of 2019. The decrease in interest expense was driven by a decrease in total average borrowings. We had total average borrowings (including finance leases and the sale and leaseback financing liability) of $249.4 million in the second quarter of 2020 compared to total average borrowings of $482.1 million in the second quarter of 2019. The decrease in total average borrowings (including finance leases and the sale and leaseback financing liability) was driven by our repayment of all outstanding borrowings under the 2018 Credit Agreement as a condition of the closing of the sale and leaseback transactions. Our entry into the 2019 Term Note increased our total average borrowings (including finance leases and the sale and leaseback financing liability) in the second quarter of 2020 by $58.5 million. Additionally, our completion of the sale and leaseback transactions for our distribution centers in the second quarter of 2020 gave rise to a financing liability which increased total average borrowings (including finance leases and the sale and leaseback financing liability) by $82.5 million.

Other Income (Expense)
Other income (expense) was $1.4 million in the second quarter of 2020, compared to $(0.8) million in the second quarter of 2019. The change was driven by gains on our diesel fuel derivatives due to a slight increase in current and forward diesel fuel pricing in the second quarter of 2020 compared to losses on diesel fuel derivatives during the second quarter of 2019.

Income Taxes
The effective income tax rate for the second quarter of 2020 was an expense rate of 25.6% compared to 21.1% in the second quarter of 2019. The increase in the effective income tax rate was primarily attributable to the distribution centers sale and leaseback transactions. The effective tax rate on the distribution center sale and leaseback transactions was consistent with the overall effective tax rate for the second quarter of 2020. Therefore, the impact of discrete items was not significant to the rate in the quarter. In the second quarter of 2019, income before income taxes was substantially smaller and the benefit of discrete items was more impactful on the rate.

YEAR-TO-DATE 2020 COMPARED TO YEAR-TO-DATE 2019

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2020 and the year-to-date 2019, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2020 compared to the year-to-date 2019 were as follows:

Year-to-Date
($ in thousands)	2020		2019		Change		Comps
Furniture	$855,438	27.7%	$687,255	27.0%	$168,183	24.5%	22.6%
Soft Home	516,378	16.8	399,904	15.7	116,474	29.1	28.9
Seasonal	496,021	16.1	429,597	16.9	66,424	15.5	15.6
Consumables	462,492	15.0	383,457	15.0	79,035	20.6	21.2
Food	388,830	12.6	350,282	13.7	38,548	11.0	11.2
Hard Home	191,777	6.2	163,751	6.4	28,026	17.1	17.6
Electronics, Toys, & Accessories	172,410	5.6	133,964	5.3	38,446	28.7	29.9
Net sales	$3,083,346	100.0%	$2,548,210	100.0%	$535,136	21.0%	20.6%

Net sales increased $535.1 million, or 21.0%, to $3,083.3 million in the year-to-date 2020, compared to $2,548.2 million in the year-to-date 2019.  The increase in net sales was driven by comp increases in each of our merchandise categories, with an overall comp increase of 20.6%, which increased net sales by $497.8 million. Additionally, our non-comparable sales increased net sales by $37.3 million, driven by increased sales of our new and relocated stores compared to closed stores.

Overall, we experienced a favorable impact to net sales during the year-to-date 2020 due to our position as an “essential retailer” during the COVID-19 coronavirus pandemic and the increased demand for our home products while customers are spending more time at home. In the first quarter of 2020, we experienced a significant increase in demand for “essential products,” which we define as food, consumables, health products, and pet supplies, with the primary impact in our Food and Consumables merchandise categories, as concern over the COVID-19 coronavirus grew and customers began stocking up on essential products. Beginning in mid-April, we experienced a surge in demand for products in our Furniture, Seasonal, Soft Home and Hard Home categories driven by the release of government stimulus and unemployment funds. This demand continued through the second quarter of 2020 as customers have chosen to invest more in their homes as a result of spending more time at home.

In the year-to-date 2020, we introduced The Lot and the Queue Line in a substantial number of our stores, which contributed to the increased net sales and positive comps compared to the year-to-date 2019.

All of our merchandise categories generated increased net sales and positive comps in the year-to-date 2020 compared to the year-to-date 2019:
•Our Furniture category experienced increased net sales and positive comps during the year-to-date 2020, driven by a surge in demand following the release of government stimulus and unemployment funds during the year-to-date 2020. Our customers have responded positively to our brand-name mattress assortment and Broyhill® furniture offerings in the year-to-date 2020. Additionally, our customers have chosen to invest in home furnishings as a result of spending more time at home during the COVID-19 coronavirus pandemic.
•Our Food and Consumables categories experienced increased sales and positive comps driven by high demand for “essential products” during the COVID-19 coronavirus pandemic.
•The positive comps and increased net sales in our Soft Home category were primarily driven by an increase in demand following the release of government stimulus and unemployment funds and our customers' decision to invest more in their homes as a result of spending more time at home. Additionally, our Soft Home category benefited from a favorable response to our new Broyhill® assortment.
•We experienced increased net sales and positive comps in our Seasonal category, specifically in the summer and lawn & garden departments, driven by sales of high-ticket items such as patio furniture following the release of government stimulus and unemployment funds in mid-April 2020. Our customers have chosen to invest in our outdoor furniture and lawn maintenance assortments as a result of spending more time at home. Additionally, our customers continue to respond well to our new Broyhill® assortment of patio furniture.

•The increased net sales and positive comps in Hard Home was driven by an increase in small appliances, table top, and food preparation departments. Despite space reductions and the exit from our greeting card offering, we experienced high demand for products that improve our customers' at-home dining experience.
•Our Electronics, Toys, & Accessories category experienced increased net sales and positive comps driven by our toys, apparel, and accessories departments. The increased sales and comps were driven by the introduction of these products into the Queue Line and The Lot in the year-to-date 2020.

Gross Margin
Gross margin dollars increased $237.0 million, or 23.3%, to $1,254.3 million for the year-to-date 2020, compared to $1,017.3 million for the year-to-date 2019.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $213.6 million. Gross margin as a percentage of net sales increased 80 basis points to 40.7% in the year-to-date 2020, compared to 39.9% in the year-to-date 2019. This gross margin rate increase was primarily due to a lower markdown rate, and the absence of a $6.0 million impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019, partially offset by higher shrink costs and a lower initial mark-up compared to the year-to-date 2019, as our receipts have skewed toward domestic purchases, which carry a slightly lower average initial markup.

Selling and Administrative Expenses
Selling and administrative expenses were $962.6 million for the year-to-date 2020, compared to $915.6 million for the year-to-date 2019. The increase of $47.0 million in selling and administrative expenses was attributable to increases in store-related payroll of $29.5 million, distribution and transportation costs of $23.7 million, accrued bonus expense of $12.5 million, advertising expense of $5.1 million, store occupancy costs of $4.7 million, $4.2 million of transaction fees, $4.0 million of sale and leaseback related expenses, employee retirement and separation costs of $3.9 million, proxy contest-related costs of $3.7 million, and $3.4 million in store supplies, partially offset by the absence of $34.8 million in costs incurred for our transformational restructuring initiative, the absence of a $7.3 million loss contingency recorded in the year-to-date 2019, and a decrease in health benefits costs of $5.1 million. The increase in store-related payroll was driven by additional payroll hours allocated to stores to support the increased net sales during the year-to-date 2020 and a temporary $2 per hour wage increase, which began in March 2020 and continued through early July 2020, for most of our non-exempt workforce during the COVID-19 coronavirus pandemic. The increase in distribution and transportation expenses was due to the transition from our Rancho Cucamonga, California distribution center to our new Apple Valley, California distribution center, rent expense on our leased distribution centers, higher inbound and outbound volume to support the increased year-to-date net sales, and the aforementioned temporary $2 per hour wage increase. The increase in accrued bonus expense was driven by increased performance in the year-to-date 2020 relative to our quarterly and annual operating plans as compared to our performance in the year-to-date 2019 relative to our quarterly and annual operating plans, and a one-time discretionary bonus to recognize our non-exempt associates in our stores and distribution centers. Advertising expense increased due to increased investments in digital and social media engagement, and video media to promote The Lot and our Store of the Future concept to customers. Store-related occupancy costs increased due to new stores opened since the year-to-date 2019, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. The increase in transaction fees, which includes credit card fees, debit card fees, and other transaction-driven costs, was primarily due to the increased net sales in the year-to-date 2020 compared to the year-to-date 2019. The increase in sale and leaseback related expenses was due to consulting costs incurred in the completion of the sale and leaseback transaction for our four distribution centers in the second quarter of 2020. The increase in employee retirement and separation costs was primarily driven by the retirement and separation of senior executives in the year-to-date 2020. The proxy contest-related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020. The store supplies expense increase was driven by safety and cleaning supplies, such as personal protective equipment, hand sanitizer, and disinfectants, distributed to our stores in the year-to-date 2020 to ensure a safe environment for our customers and associates during the COVID-19 coronavirus pandemic. The costs incurred for our transformational restructuring initiative consisted of consulting expenses and employee separation costs recognized in the year-to-date 2019. The loss contingency recorded in the year-to-date 2019 was associated with wage and hour claims in the State of California. The decrease in health benefits costs was primarily due to lower benefits claim volume in the year-to-date 2020 as many medical care providers suspended non-emergency care and procedures during the year-to-date 2020 due to the COVID-19 coronavirus pandemic.

As a percentage of net sales, selling and administrative expenses decreased 470 basis points to 31.2% for the year-to-date 2020 compared to 35.9% for the year-to-date 2019.

Depreciation Expense
Depreciation expense increased $8.9 million to $71.7 million in the year-to-date 2020, compared to $62.8 million for the year-to-date 2019. The increase was driven primarily by investments in our Apple Valley, California distribution center, new store build-outs, and Store of the Future remodels, and the acquisition of our corporate headquarters facility in the third quarter of 2019, partially offset by a decrease due to the sale and leaseback of our four distribution centers in the second quarter of 2020.

Depreciation expense as a percentage of sales decreased by 20 basis points compared to the year-to-date 2019.

Gain on Sale of Distribution Centers
The gain on sale of distribution centers in the year-to-date 2020 was $463.1 million, which was attributable to the sale and leaseback of our distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH during the second quarter of 2020.

Interest Expense
Interest expense was $5.9 million in the year-to-date 2020, compared to $8.3 million in the year-to-date 2019. The decrease in interest expense was driven by lower total average borrowings (including finance leases and the sale and leaseback financing liability) and a lower average interest rate on our revolving debt. We had total average borrowings (including finance leases and the sale and leaseback financing liability) of $351.1 million in the year-to-date 2020 compared to total average borrowings (including finance leases and the sale and leaseback financing liability) of $455.5 million in the year-to-date 2019. The decrease in total average borrowings (including finance leases and the sale and leaseback financing liability) was driven by our repayment of all outstanding debt under the 2018 Credit Agreement following the sale and leaseback transaction completed in the second quarter of 2020. This decrease was partially offset by our entry into the 2019 Term Note, which increased our total average borrowings (including finance leases and the sale and leaseback financing liability) in the year-to-date 2020 by $60.2 million. Additionally, our completion of the sale and leaseback transactions for our distribution centers in the second quarter of 2020 gave rise to a financing liability which increased total average borrowings (including finance leases and the sale and leaseback financing liability) by $41.3 million in the year-to-date 2020. The average interest rate on our revolving debt, which is variable based on LIBOR and our credit rating, decreased due to a significant decline in the LIBOR rate in the year-to-date 2020 as a result of the COVID-19 coronavirus pandemic, partially offset by the impact of a decrease in our credit rating during the first quarter of 2020.

Other Income (Expense)
Other income (expense) was $(2.0) million in the year-to-date 2020, compared to $0.1 million in the year-to-date 2019. The change was primarily driven by unrealized losses on our diesel fuel derivatives due to a sharp decline in current and forward diesel fuel prices in the first quarter of 2020 as a result of the COVID-19 coronavirus pandemic.

Income Taxes
The effective income tax rate for the year-to-date 2020 and the year-to-date 2019 were 25.8% and 29.1%, respectively. The decrease in the effective income tax rate was primarily attributable to the relative impact of net tax deficiencies associated with settlement of share-based payment awards. The impact of the net tax deficiencies associated with settlement of share-based payment awards was similar in value in the year-to-date 2020 and the year-to-date 2019, but its impact on the tax rate was significantly curtailed in the year-to-date 2020 by the significant growth in taxable income in the year-to-date 2020 as compared to the year-to-date 2019.

2020 Guidance
In March 2020, the World Health Organization declared the COVID-19 coronavirus a pandemic. The rapid spread of the disease throughout the U.S. has negatively impacted the U.S. economy, which has caused significant volatility in our financial results. Therefore, in March 2020, the Company withdrew its full year guidance for 2020. At this time, the Company still does not believe it has sufficient visibility to reinstate full year guidance. We expect to provide a business update at the end of September 2020 when we have greater visibility to expected results for the third quarter of 2020.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility. The 2018 Credit Agreement expires on August 31, 2023. Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, California. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At August 1, 2020, we were in compliance with the covenants of the 2018 Credit Agreement.

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

The primary source of our liquidity is cash flows from operations and borrowings under the 2018 Credit Agreement, as necessary. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. However, due to demand volatility we have experienced during the COVID-19 coronavirus pandemic, the seasonality of our 2020 results may differ from our historical experience. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. At August 1, 2020, we had no borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $688.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $11.4 million. We believe that cash on hand, cash equivalents, cash available from future operations, and our 2018 Credit Agreement will provide us with sufficient liquidity to fund our operations for at least the next twelve months. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

As a measure to secure additional liquidity during a period of economic uncertainty caused by the COVID-19 coronavirus pandemic, on June 12, 2020, we completed the sale and leaseback transactions relating to our distribution centers located in Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA for an aggregate selling price of $725 million. Due to sale-leaseback accounting requirements, the proceeds received in the transactions were allocated between proceeds on the sale of the distribution centers and financing proceeds. Accordingly, aggregate net proceeds on the sales of the distribution centers was $586.9 million and the aggregate gain on the sales was $463.1 million. The remainder of consideration received was financing liability proceeds of $134.0 million.

In the second quarter of 2020, we invested a portion of the proceeds from the sale and leaseback of our four distribution centers in money market fund investments and commercial paper investments. These highly liquid investments were recorded in cash and cash equivalents in our consolidated balance sheets. Our aggregate money market fund and commercial paper investments were $579.9 million and $0 at August 1, 2020 and February 1, 2020, respectively.

As a result of the sale and leaseback transactions and our strong cash flow from operations during the year-to-date 2020, our cash and cash equivalents increased $844.9 million to $898.6 million from the second quarter of 2019.

On August 27, 2020, our Board of Directors authorized the 2020 Repurchase Authorization, which provides for the repurchase of $500 million of our common shares. Pursuant to the 2020 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date and we intend to fund repurchases under the authorization with cash and cash equivalents on hand and cash generated from operations going forward.

In May 2020, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on June 26, 2020 to shareholders of record as of the close of business on June 12, 2020. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2019. In the year-to-date of 2020, we paid approximately $24.3 million in dividends compared to $24.9 million in the year-to-date of 2019.

In August 2020, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on September 25, 2020 to shareholders of record as of the close of business on September 11, 2020.

The following table compares the primary components of our cash flows from the year-to-date 2020 compared to the year-to-date 2019:

(In thousands)	2020	2019	Change
Net cash provided by operating activities	$468,384	$158,285	$310,099
Net cash provided by (used in) investing activities	517,586	(162,731)	680,317
Net cash (used in) provided by financing activities	$(140,131)	$12,117	$(152,248)

Cash provided by operating activities increased $310.1 million to $468.4 million in the year-to-date 2020 compared to $158.3 million in the year-to-date 2019. The primary drivers of the increase were an increase of $479.6 million in net income, a $202.4 million increase in current income taxes, a $112.3 million increase in cash inflows from inventories, and a $52.7 million increase in cash inflows from accounts payable, partially offset by an increase in the add-back for gain on disposition of equipment and property of $462.8 million, a $55.3 million increase in cash outflows from operating lease liabilities, and an increase in the add-back for deferred taxes of $48.2 million. The increase in net income was due to the gain on sale of distribution centers in the second quarter of 2020 and a $535.1 million increase in net sales in the year-to-date 2020. Similarly, the increase in current income taxes was due to the higher income before income taxes, which resulted from the gain on sale of distribution centers and increased net sales. The increase in cash inflows from inventories was primarily driven by the increase in net sales during the year-to-date 2020 as compared to the year-to-date 2019, and an 18.4% decrease in inventory at the end of the second quarter of 2020. The increase in the change in accounts payable was primarily the result of a decrease in the book overdraft for the year-to-date 2020, which increased the change in accounts payable by approximately $55 million. The increase in the add-back for gain on disposition of equipment and property was principally due to the gain on sale of distribution centers in the second quarter of 2020. The increase in outflows for operating lease liabilities was primarily due to the prepayment of the first year of rent for our four distribution centers sold and leased back in the second quarter of 2020. The increase in the add-back for deferred taxes was primarily due to the deferred gain on the sale of our Rancho Cucamonga, California distribution center in the third quarter of 2019.

Cash provided by (used in) investing activities increased by $680.3 million to cash provided by investing activities of $517.6 million in the year-to-date 2020 compared to cash used in investing activities of $162.7 million in the year-to-date 2019.  The increase was principally due to an increase of $586.9 million in cash proceeds from sale of property and equipment, partially offset by a decrease of $93.4 million in capital expenditures. The increase in cash proceeds from sale of property and equipment was due to the completion of the sale and leaseback transactions for our four distribution centers in the second quarter of 2020. The decrease in capital expenditures was driven by our decisions to reduce our investments in our Store of the Future concept in 2020, reduce investments in new stores in 2020 to preserve liquidity and promote safety during the COVID-19 coronavirus pandemic, and a decrease in investments in our Apple Valley, California distribution center which opened in late 2019.

Cash (used in) provided by financing activities increased by $152.2 million to cash used in financing activities of $140.1 million in the year-to-date 2020 compared to cash provided by financing activities of $12.1 million in the year-to-date 2019. The primary driver of the increase in cash used in financing activities was an increase in net repayments of long-term debt of $329.9 million, partially offset by an increase in net financing proceeds from sale and leaseback of $124.1 million and a decrease in payment for treasury shares acquired of $52.9 million. The increase in net repayments of long-term debt was a result of the repayment of all outstanding borrowings under the 2018 Credit Agreement following the completion of the sale and leaseback transaction for our four distribution centers in the second quarter of 2020. The increase in net financing proceeds from sale and leaseback was driven by the sale and leaseback transactions completed for our four distribution centers in second quarter of 2020. The decrease in payment for treasury shares acquired was due to the absence of a share repurchase program in the year-to-date 2020 compared to the year-to-date 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had no borrowings under the 2018 Credit Agreement at August 1, 2020. An increase of 1% in our variable interest rate on our expected future borrowings would not currently affect our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At August 1, 2020, we had outstanding derivative instruments, in the form of collars, covering 5.5 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2020	1,920	1,920	$(964)
2021	2,400	2,400	(1,030)
2022	1,200	1,200	(476)
Total	5,520	5,520	$(2,470)

Additionally, at August 1, 2020, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.5 million.

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

Item 1A. Risk Factors

During the second quarter of 2020, there were no material changes to the risk factors previously disclosed in our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2020 - May 30, 2020	—	$27.15	—	$—
May 31, 2020 - June 27, 2020	—	—	—	—
June 28, 2020 - August 1, 2020	—	—	—	—
Total	—	$27.15	—	$—

(1)  In May 2020, in connection with the vesting of certain outstanding restricted stock units and performance share units, we acquired 394 of our common shares that were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Certain portions of the exhibits marked with a pound sign (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Exhibit No.	Document

10.1*#	Agreement for Purchase and Sale of Real Property, as amended, between Durant DC, LLC and BIGDUOK001 LLC relating to the registrant’s distribution center located in Durant, Oklahoma.
10.2*#	Lease Agreement, as amended, between Big Lots Stores, Inc. and BIGCOOH002, LLC relating to the registrant’s distribution center located in Columbus, Ohio.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2020

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)