Form 10-Q
period 2020-10-31
BIG LOTS INC
filed 2020-12-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 4, 2020, was 37,110,016.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2020

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	2

b)	Consolidated Balance Sheets at October 31, 2020 (Unaudited) and February 1, 2020 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signature		28

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$1,377,925	$1,167,988	$4,461,271	$3,716,198
Cost of sales (exclusive of depreciation expense shown separately below)	820,032	704,602	2,649,058	2,235,535
Gross margin	557,893	463,386	1,812,213	1,480,663
Selling and administrative expenses	482,307	436,714	1,444,938	1,352,345
Depreciation expense	33,086	34,752	104,750	97,572
Gain on sale of distribution centers	—	(178,534)	(463,053)	(178,534)
Operating profit	42,500	170,454	725,578	209,280
Interest expense	(2,586)	(5,359)	(8,456)	(13,657)
Other income (expense)	(484)	(322)	(2,444)	(201)
Income before income taxes	39,430	164,773	714,678	195,422
Income tax expense	9,520	37,791	183,473	46,722
Net income and comprehensive income	$29,910	$126,982	$531,205	$148,700

Earnings per common share
Basic	$0.79	$3.25	$13.69	$3.78
Diluted	$0.76	$3.25	$13.46	$3.77

Weighted-average common shares outstanding
Basic	38,054	39,017	38,807	39,313
Dilutive effect of share-based awards	1,137	77	659	85
Diluted	39,191	39,094	39,466	39,398

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	October 31, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$547,831	$52,721
Inventories	1,089,068	921,266
Other current assets	84,814	89,962
Total current assets	1,721,713	1,063,949
Operating lease right-of-use assets	1,679,054	1,202,252
Property and equipment - net	721,668	849,147
Deferred income taxes	15,428	4,762
Other assets	66,533	69,171
Total assets	$4,204,396	$3,189,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569,434	$378,241
Current operating lease liabilities	215,027	212,144
Property, payroll, and other taxes	99,399	82,109
Accrued operating expenses	142,162	118,973
Insurance reserves	34,094	36,131
Accrued salaries and wages	40,049	39,292
Income taxes payable	52,813	3,930
Total current liabilities	1,152,978	870,820
Long-term debt	39,434	279,464
Noncurrent operating lease liabilities	1,491,571	1,035,377
Deferred income taxes	9,303	48,610
Insurance reserves	55,089	57,567
Unrecognized tax benefits	10,073	10,722
Other liabilities	189,646	41,257
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 37,088 shares and 39,037 shares, respectively	1,175	1,175
Treasury shares - 80,407 shares and 78,458 shares, respectively, at cost	(2,636,939)	(2,546,232)
Additional paid-in capital	627,301	620,728
Retained earnings	3,264,765	2,769,793
Total shareholders’ equity	1,256,302	845,464
Total liabilities and shareholders’ equity	$4,204,396	$3,189,281

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended November 2, 2019
Balance - August 3, 2019	39,001	$1,175	78,494	$(2,547,556)	$617,993	$2,572,931	$644,543
Comprehensive income	—	—	—	—	—	126,982	126,982
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,954)	(11,954)
Purchases of common shares	(18)	—	18	(423)	—	—	(423)
Exercise of stock options	—	—	—	—	—	—	—
Restricted shares vested	47	—	(47)	1,526	(1,526)	—	—
Performance shares vested	6	—	(6)	204	(204)	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	3,178	—	3,178
Balance - November 2, 2019	39,036	$1,175	78,459	$(2,546,251)	$619,441	$2,687,959	$762,324

Thirty-Nine Weeks Ended November 2, 2019
Balance - February 2, 2019	40,042	$1,175	77,453	$(2,506,086)	$622,685	$2,575,267	$693,041
Comprehensive income	—	—	—	—	—	148,700	148,700
Dividends declared ($0.90 per share)	—	—	—	—	—	(36,356)	(36,356)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,474)	—	1,474	(55,342)	—	—	(55,342)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	201	—	(201)	6,521	(6,521)	—	—
Performance shares vested	261	—	(261)	8,459	(8,459)	—	—
Other	—	—	—	(5)	—	—	(5)
Share-based employee compensation expense	—	—	—	—	11,738	—	11,738
Balance - November 2, 2019	39,036	$1,175	78,459	$(2,546,251)	$619,441	$2,687,959	$762,324

Thirteen Weeks Ended October 31, 2020
Balance - August 1, 2020	39,251	$1,175	78,244	$(2,537,359)	$617,496	$3,246,848	$1,328,160
Comprehensive income	—	—	—	—	—	29,910	29,910
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,993)	(11,993)
Purchases of common shares	(2,197)	—	2,197	(100,690)	—	—	(100,690)
Exercise of stock options	—	—	—	10	—	—	10
Restricted shares vested	34	—	(34)	1,102	(1,102)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	—	—	—	(2)	1	—	(1)
Share-based employee compensation expense	—	—	—	—	10,906	—	10,906
Balance - October 31, 2020	37,088	$1,175	80,407	$(2,636,939)	$627,301	$3,264,765	$1,256,302

Thirty-Nine Weeks Ended October 31, 2020
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464
Comprehensive income	—	—	—	—	—	531,205	531,205
Dividends declared ($0.90 per share)	—	—	—	—	—	(36,233)	(36,233)
Purchases of common shares	(2,316)	—	2,316	(102,641)	—	—	(102,641)
Exercise of stock options	3	—	(3)	101	7	—	108
Restricted shares vested	298	—	(298)	9,679	(9,679)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	47	8	—	55
Share-based employee compensation expense	—	—	—	—	18,344	—	18,344
Balance - October 31, 2020	37,088	$1,175	80,407	$(2,636,939)	$627,301	$3,264,765	$1,256,302

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Operating activities:
Net income	$531,205	$148,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105,136	98,153
Non-cash lease amortization expense	175,174	171,564
Deferred income taxes	(49,973)	16,842
Non-cash impairment charge	920	3,292
Gain on disposition of property and equipment	(463,191)	(178,431)
Non-cash share-based compensation expense	18,344	11,738
Unrealized loss on fuel derivatives	1,635	126
Change in assets and liabilities:
Inventories	(167,801)	(147,702)
Accounts payable	191,193	79,092
Operating lease liabilities	(193,818)	(163,970)
Current income taxes	62,204	2,000
Other current assets	(7,738)	(4,880)
Other current liabilities	36,823	48,538
Other assets	2,420	(2,066)
Other liabilities	24,877	(2,448)
Net cash provided by operating activities	267,410	80,548
Investing activities:
Capital expenditures	(103,000)	(231,889)
Cash proceeds from sale of property and equipment	588,231	190,679
Other	(22)	(21)
Net cash provided by (used in) investing activities	485,209	(41,231)
Financing activities:
Net (repayments of) proceeds from long-term debt	(239,677)	140,926
Net financing proceeds from sale and leaseback	123,435	—
Payment of finance lease obligations	(2,962)	(72,479)
Dividends paid	(35,825)	(36,707)
Proceeds from the exercise of stock options	108	200
Payment for treasury shares acquired	(102,641)	(55,342)
Payments for debt issuance costs	—	(150)
Other	53	(5)
Net cash used in financing activities	(257,509)	(23,557)
Increase in cash and cash equivalents	495,110	15,760
Cash and cash equivalents:
Beginning of period	52,721	46,034
End of period	$547,831	$61,794

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries.  We are a neighborhood discount retailer operating in the United States (“U.S.”).  At October 31, 2020, we operated 1,411 stores in 47 states and an e-commerce platform.  We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  The contents of our website are not incorporated into or otherwise part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  Fiscal year 2020 (“2020”) is comprised of the 52 weeks that began on February 2, 2020 and will end on January 30, 2021.  Fiscal year 2019 (“2019”) was comprised of the 52 weeks that began on February 3, 2019 and ended on February 1, 2020.  The fiscal quarters ended October 31, 2020 (“third quarter of 2020”) and November 2, 2019 (“third quarter of 2019”) were both comprised of 13 weeks. The year-to-date periods ended October 31, 2020 (“year-to-date 2020") and November 2, 2019 (“year-to-date 2019”) were both comprised of 39 weeks.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, including money market funds, treasury bills and commercial paper, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the aggregate amount of outstanding checks and electronic fund transfers exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead.  Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales.  Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $66.3 million and $48.8 million for the third quarter of 2020 and the third quarter of 2019, respectively, and $178.3 million and $137.1 million for the year-to-date 2020 and the year-to-date 2019, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations.  Advertising expenses are included in selling and administrative expenses.  Advertising expenses were $24.4 million and $18.2 million for the third quarter of 2020 and the third quarter of 2019, respectively, and $69.2 million and $57.9 million for the year-to-date 2020 and the year-to-date 2019, respectively.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2020 and the year-to-date 2019:

	Thirty-Nine Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,864	$13,828
Cash paid for income taxes, excluding impact of refunds	171,155	28,379
Gross proceeds from long-term debt	514,500	1,425,400
Gross payments of long-term debt	754,177	1,284,474
Gross financing proceeds from sale and leaseback	133,999	—
Gross repayments of financing from sale and leaseback	10,564	—
Cash paid for operating lease liabilities	264,676	217,935
Non-cash activity:
Assets acquired under finance leases	—	70,831
Accrued property and equipment	19,608	23,906
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$661,182	$1,489,449

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

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness.  The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement.  At October 31, 2020, we had no borrowings outstanding under the 2018 Credit Agreement, while $6.3 million was committed to outstanding letters of credit, leaving $693.7 million available under the 2018 Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70 million term note agreement (“2019 Term Note”), which is secured by the equipment at our Apple Valley, CA distribution center. The 2019 Term Note will expire on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay, subject to penalties, at any time. The interest rate on the 2019 Term Note is 3.3%. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	October 31, 2020	February 1, 2020
2019 Term Note	$53,815	$64,291
2018 Credit Agreement	—	229,200
Total debt	$53,815	$293,491
Less current portion of long-term debt (included in Accrued operating expenses)	$(14,381)	$(14,027)
Long-term debt	$39,434	$279,464

NOTE 3 – FAIR VALUE MEASUREMENTS

In 2020, we invested a portion of the proceeds from the sale of four distribution centers (see note 9 for additional information on the sale and leaseback transactions) in money market fund investments and commercial paper investments. These highly liquid investments were recorded in cash and cash equivalents in our consolidated balance sheets at their fair value. The fair values of the money market fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market. The fair values of the commercial paper investments were Level 2 valuations under the fair value hierarchy because the instruments’ market values were determined based on quoted market prices in active markets.

In connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

As of October 31, 2020, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	October 31, 2020	Level 1	Level 2
Assets:
Money market funds	Cash and cash equivalents	$175,070	$175,070	$—
Commercial paper	Cash and cash equivalents	29,996	—	29,996
Mutual funds - deferred compensation plan	Other Assets	$30,777	$30,777	$—

As of February 1, 2020, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	February 1, 2020	Level 1	Level 2
Assets:
Money market funds	Cash and cash equivalents	$—	$—	$—
Commercial paper	Cash and cash equivalents	—	—	—
Mutual funds - deferred compensation plan	Other Assets	$33,715	$33,715	$—

The fair values of our long-term obligations under the 2018 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying value of these instruments was $0 as of October 31, 2020.

The fair value of our long-term obligations under the 2019 Term Note are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The carrying value of the instrument approximates its fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At October 31, 2020 and November 2, 2019, we excluded from securities outstanding for the computation of earnings per share, antidilutive stock options, restricted stock units, and performance share units, for which the minimum applicable performance conditions had not been attained as of October 31, 2020 and November 2, 2019, respectively. For the third quarter of 2020, it was determined that an immaterial amount of stock options outstanding were antidilutive and excluded from the computation of diluted earnings per share, and for the third quarter of 2019, there were 0.1 million stock options outstanding that were antidilutive. Antidilutive stock options for the year-to-date 2020 and the year-to-date 2019 were immaterial and 0.1 million, respectively. Antidilutive stock options generally consist of outstanding stock options where the exercise price per share is greater than the weighted-average market price per share for our common shares for each period. Antidilutive stock options, restricted stock units and performance share units are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units and performance share units that were antidilutive, as determined under the treasury stock method, were immaterial and 0.5 million for the third quarter of 2020 and the third quarter of 2019, respectively, and immaterial and 0.4 million for the year-to-date 2020 and the year-to-date 2019, respectively.

Share Repurchase Programs
On August 27, 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date.

During the third quarter of 2020, we acquired approximately 2.2 million of our outstanding common shares for $100.0 million under the 2020 Repurchase Authorization.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2020:		(In thousands)	(In thousands)
First quarter	$0.30	$11,905	$12,478
Second quarter	0.30	12,335	11,807
Third quarter	0.30	11,993	11,540
Total	$0.90	$36,233	$35,825

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

NOTE 5 – SHARE-BASED PLANS

We have issued nonqualified stock options, restricted stock units, and performance share units under our shareholder-approved equity compensation plans. At October 31, 2020, the number of nonqualified stock options outstanding was immaterial.  Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested shares.  We recognized share-based compensation expense of $10.9 million and $3.2 million in the third quarter of 2020 and the third quarter of 2019, respectively, and $18.3 million and $11.7 million for the year-to-date 2020 and the year-to-date 2019, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at February 1, 2020	648,510	$38.52
Granted	921,309	15.82
Vested	(239,856)	43.07
Forfeited	(1,511)	38.06
Outstanding non-vested restricted stock units at May 2, 2020	1,328,452	$21.95
Granted	74,244	33.20
Vested	(24,498)	27.99
Forfeited	(41,074)	25.26
Outstanding non-vested restricted stock units at August 1, 2020	1,337,124	$22.35
Granted	33,868	49.83
Vested	(33,628)	37.45
Forfeited	(108,120)	21.93
Outstanding non-vested restricted stock units at October 31, 2020	1,229,244	$22.68

The non-vested restricted stock units granted in the year-to-date 2020 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Non-vested Restricted Stock Units Granted to Non-Employee Directors
In the second quarter of 2020, 44,229 common shares underlying the restricted stock units granted in 2019 to the non-employee members of our Board vested on the trading day immediately preceding our 2020 Annual Meeting of Shareholders (“2020 Annual Meeting”). These units were part of the annual compensation of the non-employee directors of the Board. Additionally, in the second quarter of 2020, the chairman of our Board received an annual restricted stock unit grant having a grant date fair value of approximately $210,000. The remaining non-employees elected to our Board at our 2020 Annual Meeting each received an annual restricted stock unit grant having a grant date fair value of approximately $145,000. The 2020 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2021 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs.

Performance Share Units
In 2020, we awarded performance share units with a restriction feature to certain members of senior management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year (“RPSUs”). The RPSUs have a contractual term of three years. We use a Monte Carlo simulation to estimate the fair value of the RPSUs on the grant date and recognize expense over the derived service period. If the share price performance goals applicable to the RPSUs are not achieved prior to expiration, the unvested portion of the awards will be forfeited. Shares issued in connection with vested RPSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control.

Prior to 2020, we awarded performance share units (“PSUs”) to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. Typically, the financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. In 2020, due to the lack of business visibility resulting from the COVID-19 pandemic, the Compensation Committee chose to defer the establishment of the 2020 performance objectives until the third quarter of 2020.

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

In the third quarter of 2020, the Compensation Committee established the financial performance objectives for the third fiscal year of PSUs issued in 2018; therefore, the 2018 PSUs were deemed granted in August 2020.

We have begun or expect to begin recognizing expense related to PSUs and RPSUs as follows:

Issue Year	Outstanding PSUs and RPSUs at October 31, 2020	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2018	136,199	August 2020		Fiscal 2020
2019	266,118		March 2021	Fiscal 2021
2020	339,568	April 2020		Fiscal 2020 - 2021
Total	741,885

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the related award agreement. We recognized $7.8 million and $0.2 million in the third quarter of 2020 and 2019, respectively, and $9.4 million and $2.5 million in the year-to-date 2020 and 2019 respectively, of share-based compensation expense related to PSUs.

The following table summarizes the activity related to PSUs and RPSUs for the year-to-date 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and RPSUs at February 1, 2020	181,922	$31.89
Granted	408,340	11.70
Vested	(181,062)	31.89
Forfeited	(860)	31.89
Outstanding PSUs and RPSUs at May 2, 2020	408,340	$11.70
Granted	4,682	29.44
Vested	—	—
Forfeited	(12,450)	11.70
Outstanding PSUs and RPSUs at August 1, 2020	400,572	$11.90
Granted	167,263	55.71
Vested	—	—
Forfeited	(92,068)	26.81
Outstanding PSUs and RPSUs at October 31, 2020	475,767	$24.42

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2020	2019	2020	2019
Total intrinsic value of stock options exercised	$4	$—	$16	$42
Total fair value of restricted stock vested	1,694	1,051	6,584	6,434
Total fair value of performance shares vested	$—	$143	$924	$9,849

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2018 and 2019, at October 31, 2020 was approximately $25.0 million.  This compensation cost is expected to be recognized through September 2023 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.7 years from October 31, 2020.

NOTE 6 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 30, 2021, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.0 million.  Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

California Wage and Hour Matters
We currently are defending several wage and hour matters in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. During the first quarter of 2019, upon consideration of these matters, including outcomes of cases against other retailers, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate.

During the third quarter of 2020, we reached settlement agreements in our two largest wage and hour class action matters in California and the settlements were preliminarily approved by the court. The settlements were consistent with the previously accrued loss contingencies for these matters. We intend to defend ourselves vigorously against the allegations levied in the remaining lawsuits.

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

NOTE 8 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which match our internal management and reporting of merchandise net sales: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Electronics, Toys, & Accessories. The Food category includes our beverage & grocery; candy & snacks; and specialty foods departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; chemical; and pet departments. The Soft Home category includes the home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; home organization; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; greeting cards; and home maintenance departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Electronics, Toys, & Accessories category includes our electronics; jewelry; hosiery; apparel; and toys departments.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2020	2019	2020	2019
Furniture	$429,305	$344,103	$1,284,743	$1,031,357
Soft Home	253,700	206,493	770,078	606,397
Consumables	216,515	198,467	679,007	581,925
Food	181,710	180,687	570,540	530,970
Seasonal	100,829	94,225	596,850	523,822
Electronics, Toys, & Accessories	100,294	64,180	272,704	198,143
Hard Home	95,572	79,833	287,349	243,584
Net sales	$1,377,925	$1,167,988	$4,461,271	$3,716,198

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

The leases for the Columbus, OH and Montgomery, AL distribution centers each have an initial term of 15 years and multiple five-year extension options. The leases for the Durant, OK and Tremont, PA distribution centers each have an initial term of 20 years and multiple five-year extension options. At lease commencement, we determined that none of the extension options were reasonably certain to be exercised. Therefore, none of the extension options were included in the computation of the operating lease liabilities and operating lease right-of-use assets. At commencement of the leases, we recorded aggregate operating lease liabilities of $466.1 million and aggregate operating lease right-of-use assets of $466.1 million. The weighted average discount rate for the leases was 6.2%. All of the leases are absolute net. Additionally, all of the leases include a right of first refusal beginning after the fifth year of the initial term which allows us to purchase the leased property if the buyer-lessor receives a bona fide purchase offer from a third-party. In connection with our entrance into the sale and leaseback transactions, we agreed to repay all borrowings outstanding under the 2018 Credit Agreement and restrict our borrowings under the 2018 Credit Agreement for 90 days following closing of the transactions.

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

In the third quarter of 2019, we completed the sale of our distribution center in Rancho Cucamonga, CA for a gain on the sale of $178.5 million.

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

The following are the results from the third quarter of 2020 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2019:

•Net sales increased $209.9 million, or 18.0%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, increased $196.2 million, or 17.8%.
•Gross margin dollars increased $94.5 million, while gross margin rate increased 80 basis points to 40.5% of net sales.
•Selling and administrative expenses increased $45.6 million.  As a percentage of net sales, selling and administrative expenses decreased 240 basis points to 35.0% of net sales.
•Diluted earnings per share decreased to $0.76 per share from $3.25 per share.
•In the third quarter of 2019, we recorded a gain on sale of distribution center of $178.5 million related to the sale of our distribution center located in Rancho Cucamonga, CA, which increased our diluted earnings per share for the third quarter of 2019 by approximately $3.49 per share.
•Inventory decreased by 2.5%, or $28.2 million, to $1,089.1 million from the third quarter of 2019.
•Cash and cash equivalents increased by $486.0 million to $547.8 million from the third quarter of 2019.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the third quarter of 2020 consistent with the quarterly cash dividend of $0.30 per common share paid in the third quarter of 2019.
•We acquired 2.2 million of our outstanding common shares for $100.0 million under our 2020 Repurchase Authorization.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2020 and the year-to-date 2019:

	2020	2019
Stores open at the beginning of the fiscal year	1,404	1,401
Stores opened during the period	24	50
Stores closed during the period	(17)	(33)
Stores open at the end of the period	1,411	1,418

We do not expect to open any stores, while closing approximately three stores in the fourth quarter of 2020. Therefore, we expect our store count at the end of 2020 to be approximately 1,408 stores.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.5	60.3	59.4	60.2
Gross margin	40.5	39.7	40.6	39.8
Selling and administrative expenses	35.0	37.4	32.4	36.4
Depreciation expense	2.4	3.0	2.3	2.6
Gain on sale of distribution center	0.0	(15.3)	(10.4)	(4.8)
Operating profit	3.1	14.6	16.3	5.6
Interest expense	(0.2)	(0.5)	(0.2)	(0.4)
Other income (expense)	(0.0)	(0.0)	(0.1)	(0.0)
Income before income taxes	2.9	14.1	16.0	5.3
Income tax expense	0.7	3.2	4.1	1.3
Net income	2.2%	10.9%	11.9%	4.0%

THIRD QUARTER OF 2020 COMPARED TO THIRD QUARTER OF 2019

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the third quarter of 2020 compared to the third quarter of 2019 were as follows:

Third Quarter
($ in thousands)	2020		2019		Change		Comps
Furniture	$429,305	31.2%	$344,103	29.4%	$85,202	24.8%	23.7%
Soft Home	253,700	18.4	206,493	17.7	47,207	22.9	23.0
Consumables	216,515	15.7	198,467	17.0	18,048	9.1	9.8
Food	181,710	13.2	180,687	15.5	1,023	0.6	0.9
Seasonal	100,829	7.3	94,225	8.1	6,604	7.0	7.5
Electronics, Toys, & Accessories	100,294	7.3	64,180	5.5	36,114	56.3	56.1
Hard Home	95,572	6.9	79,833	6.8	15,739	19.7	19.9
Net sales	$1,377,925	100.0%	$1,167,988	100.0%	$209,937	18.0%	17.8%

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

Net sales increased $209.9 million, or 18.0%, to $1,377.9 million in the third quarter of 2020, compared to $1,168.0 million in the third quarter of 2019.  The increase in net sales was primarily driven by a 17.8% increase in our comps, which increased net sales by $196.2 million. Additionally, our non-comparable sales increased net sales by $13.7 million, driven by increased sales in our new and relocated stores compared to closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

We experienced a favorable impact to net sales during the third quarter of 2020 driven by demand for our home products, which includes our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories, due to customers spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic. We also experienced a favorable impact to net sales driven by the addition of The Lot and the Queue Line to approximately 50% our stores. The Lot is a cross-category presentation solution with a curated assortment to promote life’s occasions, which drove increased sales in our Electronics, Toys, and Accessories merchandise category through apparel and toys. The Queue Line offers our customers a streamlined checkout experience with a new and expanded convenience assortment and a smaller footprint. Additionally, we experienced the early benefits of our Pantry Optimization project completed late in the third quarter of 2020, which reallocated linear square footage from our Food merchandise category to our Consumables category. Overall, we believe our net sales in the third quarter of 2020 were favorably impacted by a strong alignment of our product assortment with current customer demand, successful retention of new customers we attracted as a result of our position as an essential retailer during COVID-19 related shutdowns in the earlier part of 2020, and a favorable customer response to our strategic initiatives such as The Lot, Queue Line, and Pantry Optimization.

Consistent with the first and second quarters of 2020, in the third quarter of 2020, we made the decision to cancel our Friends and Family promotion to address social distancing concerns related to the COVID-19 coronavirus pandemic. In response, we ran a “Your Deal, Your Day” promotion to offset the sales decrease caused by cancellation of the Friends and Family promotion.

Throughout the COVID-19 coronavirus pandemic, our stores have remained open and operating, with the exception of a small number of temporary closures for cleaning. We believe the impact of temporary closings and shortened operating hours and selling restrictions due to the COVID-19 coronavirus pandemic was immaterial to our results for the third quarter of 2020 and we expect the impact of shortened operating hours and selling restrictions due to the COVID-19 coronavirus pandemic to be immaterial to our results for the remainder of 2020.

All of our merchandise categories generated increased net sales and positive comps in the third quarter of 2020 compared to the third quarter of 2019:
•Our Furniture category experienced increased net sales and positive comps during the third quarter of 2020, driven by increased demand as customers have chosen to invest in home furnishings due to spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic. Additionally, our customers have continued to respond positively to our brand-name mattress assortment and our new Broyhill® furniture assortment.
•The Soft Home category experienced increased net sales and comps during the third quarter of 2020, driven by an increase in demand as our customers chose to invest more in their home environment due to spending more time at their homes as a result of the ongoing COVID-19 coronavirus pandemic. Additionally, our Soft Home category benefited from a favorable response to our new Broyhill® offerings.
•The Seasonal category experienced increased net sales and comps during the third quarter of 2020, driven by our Christmas and harvest departments, partially offset by decreased net sales and comps in our lawn & garden department. The increase in the Christmas and harvest departments resulted from strong alignment of our holiday assortments to customer demand, increased demand due to our customers’ desire to invest in their home environments as a result of the ongoing COVID-19 coronavirus pandemic, and favorable response to holiday promotions during the third quarter of 2020. For our Christmas department in particular, we experienced the annual ramp up in Christmas-related net sales activity earlier during the third quarter of 2020 compared to the third quarter of 2019 and years prior. The decrease in net sales and comps in our lawn & garden department was principally due to lower remaining lawn & garden inventory entering the third quarter of 2020 compared to the third quarter of 2019.
•The increased net sales and positive comps in our Electronics, Toys, & Accessories category was driven by our toys, apparel, and accessories departments. The increase was driven by the introduction of these products into The Lot and the Queue Line in many of our stores, as well as a traffic-driving, brand-name toy promotion run in the third quarter of 2020. The increased sales and comps in apparel were driven by graphic tees, which were introduced to our stores late in the fourth quarter of 2019, and several brand-name apparel closeouts in the third quarter of 2020.
•The Hard Home category experienced increased net sales and comps during the third quarter of 2020, driven by increased net sales in our table top, small appliances, and food prep categories. As a result of various state-wide closures of dine-in restaurants, our customer has chosen to invest in our offerings from these departments to focus on her in-home dining experience. Additionally, our Hard Home net sales and comps increased due to several brand-name closeouts during the third quarter of 2020.

•Our Consumables and Food categories experienced increased net sales and comps compared to the third quarter of 2019 driven by increased sales in our Consumables category driven by health, beauty, and cosmetics, housekeeping supplies, and household chemicals. We also saw increased sales in our Food category driven by candy & snack and beverage & groceries departments. Additionally, our Consumables category benefited from the completion of our Pantry Optimization project in the third quarter of 2020, which reallocated linear square footage from our Food category to our Consumables category and improved our brand name, “never out” product assortment.

Gross Margin
Gross margin dollars increased $94.5 million, or 20.4%, to $557.9 million for the third quarter of 2020, compared to $463.4 million for the third quarter of 2019. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $83.3 million. Gross margin as a percentage of net sales increased 80 basis points to 40.5% in the third quarter of 2020 as compared to 39.7% in the third quarter of 2019. The gross margin rate increase was primarily a result of a lower markdown rate and higher comps in our higher margin merchandise categories, partially offset by higher shrink and lower initial markup of products, which was driven by higher freight costs and receipts skewed toward domestic purchases, which carry a slightly lower average initial markup.

Selling and Administrative Expenses
Selling and administrative expenses were $482.3 million for the third quarter of 2020, compared to $436.7 million for the third quarter of 2019.  The increase of $45.6 million in selling and administrative expenses was comprised of increases in distribution and transportation costs of $17.5 million, store-related payroll of $11.5 million, accrued bonus expense of $10.5 million, share-based compensation expense of $7.7 million, and advertising expense of $6.2 million, partially offset by a decrease in health benefit costs of $7.8 million and by the absence of $3.6 million related to our transformational restructuring initiative announced in 2019, which consisted of consulting expenses and employee separation costs. The increase in distribution and transportation costs was driven by rent expense for our distribution centers, all of which are now leased, higher inbound and outbound shipment volume to support the increased sales, and higher transportation rates. The increase in store-related payroll was primarily due to additional payroll hours to support our increased sales. The increase in accrued bonus expense was driven by increased performance in the third quarter of 2020 and higher anticipated performance for the fourth quarter of 2020 relative to our quarterly and annual operating plans as compared to our performance in the third quarter of 2019 relative to our quarterly and annual operating plans. The increase in share-based compensation expense was driven by a higher grant date fair value, higher estimated performance, and timing of the grant date of the 2018 PSUs for which we will recognize expense during 2020, compared to 2017 PSUs for which expense was recognized in 2019. The increase in advertising expense was driven by increased investments in digital and social media engagement leading into the holiday season and increased investments in our loyalty and rewards programs through purchase intelligence insights. The decrease in health benefit costs was due to a lower amount of benefits claims during the third quarter of 2020.

As a percentage of net sales, selling and administrative expenses decreased 240 basis points to 35.0% for the third quarter of 2020 compared to 37.4% for the third quarter of 2019.

Depreciation Expense
Depreciation expense decreased $1.7 million to $33.1 million in the third quarter of 2020, compared to $34.8 million for the third quarter of 2019. The decrease in depreciation expense was due to the absence of depreciation for our distribution centers sold in the second quarter of 2020.

Depreciation expense as a percentage of sales decreased 60 basis points compared to the third quarter of 2019.

Interest Expense
Interest expense was $2.6 million in the third quarter of 2020, compared to $5.4 million in the third quarter of 2019. The decrease in interest expense was primarily driven by a decrease in total average borrowings. We had total average borrowings (including finance leases and the sale and leaseback financing liability) of $185.9 million in the third quarter of 2020 compared to total average borrowings of $536.0 million in the third quarter of 2019. The decrease in total average borrowings was driven by our repayment of all outstanding borrowings under the 2018 Credit Agreement during the second quarter of 2020 and payments made toward the 2019 Term Note since the third quarter of 2019, partially offset by the establishment of a financing liability in connection with the sale and leaseback transactions for our distribution centers in the second quarter of 2020.

Other Income (Expense)
Other income (expense) was $(0.5) million in the third quarter of 2020, compared to $(0.3) million in the third quarter of 2019. The change was driven by increased losses on our diesel fuel derivatives in third quarter of 2020 compared to losses on diesel fuel derivatives during the third quarter of 2019.

Income Taxes
The effective income tax rate for the third quarter of 2020 was 24.1% compared to 22.9% in the third quarter of 2019. The increase in the effective income tax rate in the third quarter of 2020 compared to the third quarter of 2019 was primarily attributable to the impact of the gain on sale of distribution center in California in 2019. The tax rate on the gain was less than our normalized tax rate and, thereby reduced our effective tax rate in the third quarter of 2019. The impact of the discrete items on the effective income tax rate in the third quarter of 2020 was not meaningfully different from the impact in the third quarter of 2019.

YEAR-TO-DATE 2020 COMPARED TO YEAR-TO-DATE 2019

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2020 and the year-to-date 2019, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2020 compared to the year-to-date 2019 were as follows:

Year-to-Date
($ in thousands)	2020		2019		Change		Comps
Furniture	$1,284,743	28.8%	$1,031,357	27.7%	$253,386	24.6%	23.1%
Soft Home	770,078	17.3	606,397	16.3	163,681	27.0	27.0
Consumables	679,007	15.2	581,925	15.7	97,082	16.7	17.3
Seasonal	596,850	13.4	523,822	14.1	73,028	13.9	14.0
Food	570,540	12.8	530,970	14.3	39,570	7.5	7.7
Hard Home	287,349	6.4	243,584	6.6	43,765	18.0	18.5
Electronics, Toys, & Accessories	272,704	6.1	198,143	5.3	74,561	37.6	38.6
Net sales	$4,461,271	100.0%	$3,716,198	100.0%	$745,073	20.0%	19.7%

Net sales increased $745.1 million, or 20.0%, to $4,461.3 million in the year-to-date 2020, compared to $3,716.2 million in the year-to-date 2019.  The increase in net sales was driven by comp increases in each of our merchandise categories, with an overall comp increase of 19.7%, which increased net sales by $694.2 million. Additionally, our non-comparable sales increased net sales by $50.9 million, driven by increased sales in our new and relocated stores compared to closed stores.

Overall, we experienced a favorable impact to net sales during the year-to-date 2020 due to our position as an “essential retailer” during the COVID-19 coronavirus pandemic and the increased demand for our home products while customers are spending more time at home. In the first quarter of 2020, we experienced a significant increase in demand for “essential products,” which we define as food, consumables, health products, and pet supplies, with the primary impact in our Food and Consumables merchandise categories, as concern over the COVID-19 coronavirus pandemic grew and customers began stocking up on essential products. Beginning in mid-April, we experienced a shift in demand from essential products to products in our Furniture, Seasonal, Soft Home and Hard Home categories driven by the release of government stimulus and enhanced unemployment funds. Despite the conclusion of government stimulus and enhanced unemployment programs at the beginning of the third quarter of 2020, the increased demand continued through the third quarter of 2020. Our customers have chosen to invest more in their homes as a result of spending more time at home and our product assortment has a strong alignment with current customer demand. Furthermore, we have successfully retained many of the new customers we attracted as a result of our position as an essential retailer during COVID-19 and we have seen a positive response to our strategic initiatives.

In the year-to-date 2020, we introduced The Lot and the Queue Line in approximately 50% of our stores, which contributed to the increased net sales and positive comps compared to the year-to-date 2019. Additionally, the early impact of our Pantry Optimization project, which was completed late in the third quarter of 2020, contributed to the increased net sales and positive comps compared to the year-to-date 2019.

All of our merchandise categories generated increased net sales and positive comps in the year-to-date 2020 compared to the year-to-date 2019:
•Our Furniture category experienced increased net sales and positive comps during the year-to-date 2020, driven by our customers choosing to invest in home furnishings as a result of spending more time at home during the COVID-19 coronavirus pandemic, as well as a surge in demand following the release of government stimulus and enhanced unemployment funds during the year-to-date 2020. Additionally, our customers have responded positively to our brand-name mattress assortment and Broyhill® furniture offerings in the year-to-date 2020.
•The positive comps and increased net sales in our Soft Home category were primarily driven by an increase in demand due to our customers’ decision to invest more in their homes as a result of spending more time at home. Additionally, our Soft Home category benefited from a favorable response to our new Broyhill® assortment.
•Our Food and Consumables categories experienced increased sales and positive comps driven by high demand for “essential products” during the early stages of the COVID-19 coronavirus pandemic. While Food and Consumables net sales and comps decelerated in the second and third quarters of 2020, the categories continued to outperform the second and third quarters of 2019. Additionally, our Consumables category benefited from the completion of our Pantry Optimization project in the third quarter of 2020.
•We experienced increased net sales and positive comps in our Seasonal category, driven by the lawn & garden, summer, Christmas, and harvest departments. We experienced an increase in sales of high-ticket items such as patio furniture following the release of government stimulus and enhanced unemployment funds in mid-April 2020. Our customers have chosen to invest in our outdoor furniture, lawn maintenance assortments, and holiday decorations as a result of spending more time at home. Additionally, our customers continue to respond well to our new Broyhill® assortment of patio furniture.
•The increased net sales and positive comps in Hard Home was driven by an increase in our small appliances, table top, and food preparation departments. Despite space reductions and the exit from our greeting card offering, we experienced high demand for products that improve our customers’ at-home dining experience.
•Our Electronics, Toys, & Accessories category experienced increased net sales and positive comps driven by our toys, apparel, and accessories departments. The increased sales and comps were driven by the introduction of these products into the Queue Line and The Lot in the year-to-date 2020.

Gross Margin
Gross margin dollars increased $331.5 million, or 22.4%, to $1,812.2 million for the year-to-date 2020, compared to $1,480.7 million for the year-to-date 2019.  The increase in gross margin dollars was principally due to an increase in net sales, which increased gross margin dollars by $296.9 million. Gross margin as a percentage of net sales increased 80 basis points to 40.6% in the year-to-date 2020, compared to 39.8% in the year-to-date 2019. This gross margin rate increase was primarily due to a lower markdown rate, higher comps in our higher margin merchandise categories, and the absence of a $6.0 million impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019. The increase was partially offset by higher shrink costs and a lower initial mark-up compared to the year-to-date 2019, as our receipts have skewed toward domestic purchases, which carry a lower average initial markup. Additionally, our initial mark-up was lower compared to the year-to-date 2019 due to increased freight costs in the third quarter of 2020.

Selling and Administrative Expenses
Selling and administrative expenses were $1,444.9 million for the year-to-date 2020, compared to $1,352.3 million for the year-to-date 2019. The increase of $92.6 million in selling and administrative expenses was attributable to increases in distribution and transportation costs of $41.2 million, store-related payroll of $41.0 million, accrued bonus expense of $22.9 million, advertising expense of $11.3 million, transaction fees of $7.6 million, $6.9 million of store occupancy costs, $6.6 million of share-based compensation expense, $4.6 million in store supplies, $4.6 million of employee retirement and separation costs, $4.0 million of sale and leaseback related expenses, and $3.7 million of proxy contest-related costs, partially offset by the absence of $38.3 million in costs incurred for our transformational restructuring initiative, the absence of a $7.3 million loss contingency recorded in the year-to-date 2019, and a decrease in health benefit costs of $12.9 million. The increase in distribution and transportation expenses was due to the transition from our Rancho Cucamonga, CA distribution center to our new Apple Valley, CA distribution center, rent expense on our leased distribution centers, higher inbound and outbound rates and volume to support the increased year-to-date net sales, and a temporary $2 per hour wage increase for most of our non-exempt workforce during the COVID-19 coronavirus pandemic. The temporary $2 per hour wage increase began in March 2020 and continued through early July 2020. The increase in store-related payroll was driven by additional payroll hours allocated to stores to support the increased net sales during the year-to-date 2020 and the aforementioned temporary $2 per hour wage increase. The increase in accrued bonus expense was driven by increased performance in the year-to-date 2020 and higher anticipated performance for the fourth quarter of 2020 relative to our quarterly and annual operating plans as compared to our performance in the year-to-date 2019 relative to our quarterly and annual operating plans, and a one-time discretionary bonus in the second quarter of 2020 to recognize our non-exempt associates in our stores and distribution centers. Advertising expense increased due to increased investments in social media engagement, our rewards and loyalty program, and video media to promote The Lot and our Store of the Future concept. The increase in transaction fees, which includes credit card fees, debit card fees, and other transaction-driven costs, was primarily due to the increased net sales in the year-to-date 2020 compared to the year-to-date 2019. The increase in store-related occupancy costs was due to new stores opened since the end of the third quarter of 2019, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. The increase in share-based compensation expense was driven by a higher grant date fair value and higher estimated performance for the 2018 PSUs for which we will recognize expense during 2020, compared to the 2017 PSUs for which expense was recognized in 2019. The increase in store supplies expense was driven by safety and cleaning supplies, such as personal protective equipment, hand sanitizer, and disinfectants, distributed to our stores in the year-to-date 2020 to ensure a safe environment for our customers and associates during the COVID-19 coronavirus pandemic. The increase in employee retirement and separation costs was primarily driven by the retirement and separation of senior executives in the year-to-date 2020. The sale and leaseback related expenses were due to consulting costs incurred in connection with the completion of the sale and leaseback transaction for our four distribution centers in the second quarter of 2020. The proxy contest-related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020. The costs incurred for our transformational restructuring initiative consisted of consulting expenses and employee separation costs recognized in the year-to-date 2019. The loss contingency recorded in the year-to-date 2019 was associated with wage and hour claims in the state of California. The decrease in health benefits costs was primarily due to lower benefits claim volume in the year-to-date 2020 as many medical care providers suspended non-emergency care and procedures during the year-to-date 2020 due to the COVID-19 coronavirus pandemic.

As a percentage of net sales, selling and administrative expenses decreased 400 basis points to 32.4% for the year-to-date 2020 compared to 36.4% for the year-to-date 2019.

Depreciation Expense
Depreciation expense increased $7.2 million to $104.8 million in the year-to-date 2020, compared to $97.6 million for the year-to-date 2019. The increase was driven primarily by investments in our Apple Valley, CA distribution center, new store build-outs, and Store of the Future remodels, and the acquisition of our corporate headquarters facility in the third quarter of 2019, partially offset by a decrease from the sale and leaseback of our four distribution centers in the second quarter of 2020.

Depreciation expense as a percentage of sales decreased by 30 basis points compared to the year-to-date 2019.

Gain on Sale of Distribution Centers
The gain on sale of distribution centers in the year-to-date 2020 was $463.1 million, compared to $178.5 million in the year-to-date 2019. The gain on sale of distribution centers in the year-to-date 2020 was attributable to the sale and leaseback of our distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH during the second quarter of 2020. The gain on sale of distribution centers in the year-to-date 2019 was attributable to the sale of our Rancho Cucamonga, CA distribution center in the third quarter of 2019.

Interest Expense
Interest expense was $8.5 million in the year-to-date 2020, compared to $13.7 million in the year-to-date 2019. The decrease in interest expense was driven by lower total average borrowings (including finance leases and the sale and leaseback financing liability) and a lower average interest rate on our revolving debt. We had total average borrowings of $282.3 million in the year-to-date 2020 compared to $490.3 million in the year-to-date 2019. The decrease in total average borrowings was driven by our repayment of all outstanding debt under the 2018 Credit Agreement following the sale and leaseback transaction completed in the second quarter of 2020, partially offset by timing of our entry into the 2019 Term Note, as the 2019 Term Note was only in place for the second half of 2019, and establishment of a financing liability in connection with the sale and leaseback transactions for our distribution centers in the second quarter of 2020. The average interest rate on our revolving debt, which is variable based on LIBOR and our credit rating, decreased due to a significant decline in the LIBOR rate in the year-to-date 2020 as a result of the COVID-19 coronavirus pandemic, partially offset by the impact of a decrease in our credit rating during the first quarter of 2020.

Other Income (Expense)
Other income (expense) was $(2.4) million in the year-to-date 2020, compared to $(0.2) million in the year-to-date 2019. The change was primarily driven by unrealized losses on our diesel fuel derivatives due to a sharp decline in current and forward diesel fuel prices in the first quarter of 2020 as a result of the COVID-19 coronavirus pandemic.

Income Taxes
The effective income tax rate for the year-to-date 2020 and the year-to-date 2019 were 25.7% and 23.9%, respectively. The increase in the effective income tax rate was primarily attributable to impact of the sales of our distribution centers. In the year-to-date 2019, the tax rate on the gain of our California distribution center was less than our normalized tax rate, thereby reducing our effective tax rate in the year-to-date 2019. While in the year-to-date 2020, the tax rate on the gains of our non-California distribution centers were similar to our normalized tax rate, thereby having a more muted impact on our effective tax rate in the year-to-date 2020. Additionally, the impact of our discrete items was similar in value in the year-to-date 2020 and the year-to-date 2019, but their impact on the tax rate was significantly curtailed in the year-to-date 2020 by the significant growth in income before income taxes in the year-to-date 2020 as compared to the year-to-date 2019.

2020 Guidance
In March 2020, the World Health Organization declared the COVID-19 coronavirus a pandemic. The rapid spread of the disease throughout the U.S. has significantly impacted the U.S. economy, which has reduced our visibility to future financial results in comparison to prior years. Therefore, in March 2020, the Company withdrew its full year guidance for 2020. At this time, the Company still does not believe it has sufficient visibility to reinstate full year guidance. We expect to provide a business update in early January 2020 when we have greater visibility to expected results for the fourth quarter of 2020.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility. The 2018 Credit Agreement expires on August 31, 2023. Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At October 31, 2020, we were in compliance with the covenants of the 2018 Credit Agreement.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which is secured by the equipment at our California distribution center. The 2019 Term Note will expire on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay the note, subject to penalties, at any time. The interest rate on the note is fixed at 3.3%.

The primary source of our liquidity is cash flows from operations and borrowings under the 2018 Credit Agreement, as necessary. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. However, due to demand volatility we have experienced during the COVID-19 coronavirus pandemic, the seasonality of our 2020 results may differ from our historical experience. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have typically funded those requirements with borrowings under our credit facility. However, as a result of the sale and leaseback transactions completed in the second quarter of 2020 and our strong cash flow from operations during the year-to-date 2020, we funded our working capital requirements in the third quarter of 2020 without borrowing under the 2018 Credit Agreement. At October 31, 2020, we had no borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $693.7 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $6.3 million. We believe that cash on hand, cash equivalents, cash available from future operations, and our 2018 Credit Agreement will provide us with sufficient liquidity to fund our operations for at least the next twelve months. However, we do not anticipate borrowing under the 2018 Credit Agreement for the remainder of 2020. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

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

In the second quarter of 2020, we invested a portion of the proceeds from the sale and leaseback of our four distribution centers in money market fund investments and commercial paper investments. These highly liquid investments were recorded in cash and cash equivalents in our consolidated balance sheets. Our aggregate money market fund and commercial paper investments were $205.1 million and $0 at October 31, 2020 and February 1, 2020, respectively.

As a result of the sale and leaseback transactions and our strong cash flow from operations during the year-to-date 2020, our cash and cash equivalents increased $486.0 million to $547.8 million compared to the third quarter of 2019.

In August 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares. During the third quarter of 2020, we purchased approximately 2.2 million of our common shares for $100.0 million under the 2020 Repurchase Authorization, at an average price of $45.81. Pursuant to the 2020 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date and we intend to fund repurchases under the authorization with cash and cash equivalents on hand and cash generated from operations going forward.

In August 2020, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on September 25, 2020 to shareholders of record as of the close of business on September 11, 2020. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2019. In the year-to-date of 2020, we paid approximately $35.8 million in dividends compared to $36.7 million in the year-to-date of 2019.

In December 2020, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on December 30, 2020 to shareholders of record as of the close of business on December 16, 2020.

The following table compares the primary components of our cash flows from the year-to-date 2020 compared to the year-to-date 2019:

(In thousands)	2020	2019	Change
Net cash provided by operating activities	$267,410	$80,548	$186,862
Net cash provided by (used in) investing activities	485,209	(41,231)	526,440
Net cash used in financing activities	$(257,509)	$(23,557)	$(233,952)

Cash provided by operating activities increased $186.9 million to $267.4 million in the year-to-date 2020 compared to $80.5 million in the year-to-date 2019. The primary drivers of the increase were an increase of $382.5 million in net income, a $112.1 million increase in cash inflows from accounts payable, and a $60.2 million increase in the change in current income taxes, partially offset by an increase in the add-back for gain on disposition of equipment and property of $284.8 million, and an increase in the add-back for deferred taxes of $66.8 million. The increase in net income was primarily due to the gain on sale of distribution centers in the second quarter of 2020 and a $745.1 million increase in net sales in the year-to-date 2020. Similarly, the increase in the change in current income taxes was due to higher income before income taxes, which primarily resulted from the gain on sale of distribution centers and increased net sales, partially offset by payment in the third quarter of 2020 of a portion of our income tax liability resulting from the gain on sale of distribution centers. The increase in the change in accounts payable was primarily driven by later inventory receipts leading into the holiday season, which increased our accounts payable balance in the third quarter of 2020 compared to the third quarter of 2019. The increase in the add-back for gain on disposition of equipment and property was principally due to an increase in the gain on sale of distribution centers of $284.6 million compared to the year-to-date 2019. The increase in the add-back for deferred taxes was primarily due to the deferred gain on the sale of our Rancho Cucamonga, CA distribution center in the year-to-date 2019.

Cash provided by (used in) investing activities increased by $526.4 million to cash provided by investing activities of $485.2 million in the year-to-date 2020 compared to cash used in investing activities of $41.2 million in the year-to-date 2019. The increase was primarily due to an increase of $397.5 million in cash proceeds from sale of property and equipment, coupled with a $128.9 million reduction in capital expenditures. The increase in cash proceeds from sale of property and equipment was due to the completion of the sale and leaseback transactions for our four distribution centers in the year-to-date 2020, compared to the sale of one distribution center in the year-to-date 2019. The decrease in capital expenditures was driven by our decision to reduce our investments in our Store of the Future concept and new stores in 2020 to preserve liquidity and promote safety during the COVID-19 coronavirus pandemic, and a decrease in investments in our Apple Valley, CA distribution center which opened in late 2019.

Cash used in financing activities increased by $234.0 million to $257.5 million in the year-to-date 2020 compared to $23.6 million in the year-to-date 2019. The primary driver of the increase in cash used in financing activities was an increase in net repayments of long-term debt of $380.6 million and an increase in payment for treasury shares acquired of $47.3 million, partially offset by an increase in net financing proceeds from sale and leaseback of $123.4 million and a decrease in payment of finance lease obligations of $69.5 million. The increase in net repayments of long-term debt was a result of the repayment of all outstanding borrowings under the 2018 Credit Agreement following the completion of the sale and leaseback transaction for our four distribution centers in the second quarter of 2020. The increase in payment for treasury shares acquired was driven by the repurchase of $100.0 million of our common shares under the 2020 Repurchase Authorization during the year-to-date 2020, compared to $50.0 million of our common shares under the 2019 Repurchase Program during the year-to-date 2019. The increase in net financing proceeds from sale and leaseback was driven by the sale and leaseback transactions completed for our four distribution centers in second quarter of 2020. The decrease in payments of finance lease obligations was due to the absence in the year-to-date 2020 of our payment of the remainder of the finance lease obligation for our corporate headquarters facility in the year-to-date 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2018 Credit Agreement. We had no borrowings under the 2018 Credit Agreement at October 31, 2020. An increase of 1% in our variable interest rate on our expected future borrowings would not currently affect our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At October 31, 2020, we had outstanding derivative instruments, in the form of collars, covering 4.6 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2020	960	960	$(582)
2021	2,400	2,400	(1,410)
2022	1,200	1,200	(675)
Total	4,560	4,560	$(2,667)

Additionally, at October 31, 2020, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.2 million.

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

Item 1A. Risk Factors

During the third quarter of 2020, there were no material changes to the risk factors previously disclosed in our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2020 - August 29,2020	—	$50.05	—	$500,000
August 30, 2020 - September 26, 2020	2,185	45.82	2,183	400,000
September 27, 2020 - October 31,2020	11	51.44	—	400,000
Total	2,196	$45.84	2,183	$400,000

(1)     The 2020 Repurchase Authorization is comprised of an August 27, 2020 authorization by our Board of Directors for the repurchase of up to $500.0 million of our common shares. During the third quarter of 2020, we purchased approximately 2.2 million of our common shares for approximately $100.0 million under the 2020 Repurchase Authorization. The 2020 Repurchase Authorization has no scheduled termination date.
(2)     In August, September, and October 2020, in connection with the vesting of certain outstanding restricted stock units, we acquired 464, 2,496, and 10,664 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Certain portions of the exhibits marked with a pound sign (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Exhibit No.	Document

10.1*#	Lease Agreement, as amended, between Big Lots Stores, Inc. and BIGCOOH002, LLC relating to the registrant’s distribution center located in Columbus, OH.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2020

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)